Form 10-Q
period 2006-06-30
HOME BANCSHARES INC
filed 2006-08-09
CIK 1331520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032

(Address of principal executive offices)	(Zip Code)
(501) 328-4770

(Registrant’s telephone number, including area code)
Not Applicable

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐      No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 17,193,711 shares as of August 2, 2006.

HOME BANCSHARES, INC.
FORM 10Q
JUNE 30, 2006

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$50,516	$39,248
Interest-bearing deposits with other banks	1,406	5,431

Cash and cash equivalents	51,922	44,679
Federal funds sold	11,102	7,055
Investment securities — available for sale	515,063	530,302
Loans receivable	1,328,351	1,204,589
Allowance for loan losses	(25,245)	(24,175)

Loans receivable, net	1,303,106	1,180,414
Bank premises and equipment, net	52,556	51,762
Foreclosed assets held for sale	611	758
Cash value of life insurance	6,954	6,850
Investments in unconsolidated affiliates	12,634	9,813
Accrued interest receivable	12,587	11,158
Deferred tax asset, net	11,903	8,821
Goodwill	37,527	37,527
Core deposit and intangibles	10,336	11,200
Other assets	17,186	11,152

Total assets	$2,043,487	$1,911,491

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$230,818	$209,974
Savings and interest-bearing transaction accounts	531,319	512,184
Time deposits	757,070	704,950

Total deposits	1,519,207	1,427,108
Federal funds purchased	10,005	44,495
Securities sold under agreements to repurchase	121,826	103,718
FHLB and other borrowed funds	126,319	117,054
Accrued interest payable and other liabilities	11,069	8,504
Subordinated debentures	44,708	44,755

Total liabilities	1,833,134	1,745,634
Stockholders’ equity:
Preferred stock A, par value $0.01 in 2006 and 2005; 2,500,000 shares authorized in 2006 and 2005; 2,090,812 and 2,076,195 shares issued and outstanding in 2006 and 2005, respectively	21	21
Preferred stock B, par value $0.01 in 2006 and 2005; 3,000,000 shares authorized in 2006 and 2005; 169,760 and 169,079 shares issued and outstanding in 2006 and 2005, respectively	2	2
Common stock, par value $0.01 in 2006 and 2005; 25,000,000 shares authorized in 2006 and 2005; shares issued and outstanding 14,646,969 in 2006 and 12,113,865 in 2005	146	121
Capital surplus	187,847	146,285
Retained earnings	33,687	27,331
Accumulated other comprehensive loss	(11,350)	(7,903)

Total stockholders’ equity	210,353	165,857

Total liabilities and stockholders’ equity	$2,043,487	$1,911,491

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Loans	$24,003	$14,149	$45,845	$25,734
Investment securities
Taxable	4,711	4,114	9,436	8,355
Tax-exempt	965	513	1,932	1,034
Deposits — other banks	24	21	65	29
Federal funds sold	183	27	342	33

Total interest income	29,886	18,824	57,620	35,185

Interest expense:
Interest on deposits	11,144	5,693	20,673	10,388
Federal funds purchased	154	104	458	226
FHLB and other borrowed funds	1,486	823	2,962	1,504
Securities sold under agreements to repurchase	994	552	1,864	1,010
Subordinated debentures	745	456	1,494	855

Total interest expense	14,523	7,628	27,451	13,983

Net interest income	15,363	11,196	30,169	21,202
Provision for loan losses	590	863	1,074	1,914

Net interest income after provision for loan losses	14,773	10,333	29,095	19,288

Non-interest income:
Service charges on deposit accounts	2,263	2,062	4,315	3,754
Other services charges and fees	584	517	1,195	955
Trust fees	169	121	321	239
Data processing fees	215	156	408	262
Mortgage banking income	439	369	850	661
Insurance commissions	205	142	489	383
Income from title services	282	214	519	358
Increase in cash value of life insurance	55	66	106	130
Equity in loss of unconsolidated affiliates	(32)	(509)	(148)	(509)
Gain on sale of SBA loans	—	216	34	446
Gain (loss) on securities, net	1	(110)	1	(153)
Other income	418	98	910	629

Total non-interest income	4,599	3,342	9,000	7,155

Non-interest expense:
Salaries and employee benefits	7,399	5,764	14,747	11,024
Occupancy and equipment	2,123	1,467	4,128	2,959
Data processing expense	670	443	1,237	876
Other operating expenses	3,951	2,700	7,650	5,151

Total non-interest expense	14,143	10,374	27,762	20,010

Income before income taxes	5,229	3,301	10,333	6,433
Income tax expense	1,593	929	3,181	1,872

Net income available to all shareholders	3,636	2,372	7,152	4,561
Less: Preferred stock dividends	155	130	310	260

Income available to common shareholders	$3,481	$2,242	$6,842	$4,301

Basic earnings per share	$0.28	$0.19	$0.56	$0.37

Diluted earnings per share	$0.25	$0.17	$0.49	$0.33

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2006 and 2005

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balances at December 31, 2004	$21	$—	$266	$90,455	$17,295	$(858)	$(569)	$106,610
Comprehensive income (loss):
Net income	—	—	—	—	4,561	—	—	4,561
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $1,649	—	—	—	—	—	(2,327)	—	(2,327)
Reclassification adjustment for gains included in income, net of tax effect of $108	—	—	—	—	—	153	—	153

Comprehensive income								2,387
Three for one stock split	—	—	78	(78)	—	—	—	—
Reclassification for change in par value from $0.10 to $0.01 per share	—	—	(352)	352	—	—	—	—
Issuance of 3,750,813 common shares pursuant to acquisition of TC Bancorp	—	—	125	45,186	—	—	—	45,311
Issuance of 161,696 Preferred B shares pursuant to acquisition of Marine Bancorp, Inc.	—	2	—	6,258	—	—	—	6,260
Net issuance of 6,810 shares of common stock from exercise of stock options	—	—	1	56	—	—	—	57
Cash dividends — Preferred Stock A, $0.13 per share	—	—	—	—	(260)	—	—	(260)
Cash dividends — Common Stock, $0.03 per share	—	—	—	—	(354)	—	—	(354)

Balances at June 30, 2005 (unaudited)	21	2	118	142,229	21,242	(3,032)	(569)	160,011
Comprehensive income (loss):
Net income	—	—	—	—	6,885	—	—	6,885
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $3,714	—	—	—	—	—	(5,239)	—	(5,239)
Reclassification adjustment for gains included in income, net of tax effect of $274	—	—	—	—	—	386	—	386
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(18)	—	(18)

Comprehensive income								2,014
Net issuance of 33,231 shares of common stock from exercise of stock options	—	—	—	400	—	—	—	400
Issuance of 343 Preferred B shares pursuant to acquisition of Marine Bancorp, Inc.	—	—	—	9	—	—	—	9
Issuance of 335,526 common shares pursuant to acquisition of Mountain View Bancshares, Inc.	—	—	3	4,247	—	—	—	4,250
Issuance of 15,366 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Issuance of 7,040 shares of preferred stock B from exercise of stock options	—	—	—	130	—	—	—	130
Purchase of 16,289 shares of preferred stock A	—	—	—	(163)	—	—	—	(163)
Retirement of treasury stock	—	—	—	(569)	—	—	569	—
Cash dividends — Preferred Stock A, $0.12 per share	—	—	—	—	(260)	—	—	(260)
Cash dividends — Preferred Stock B, $0.33 per share	—	—	—	—	(54)	—	—	(54)
Cash dividends — Common Stock, $0.04 per share	—	—	—	—	(482)	—	—	(482)

Balances at December 31, 2005	21	2	121	146,285	27,331	(7,903)	—	165,857
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Six Months Ended June 30, 2006 and 2005

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Comprehensive income (loss):
Net income	—	—	—	—	7,152	—	—	7,152
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $2,207	—	—	—	—	—	(3,418)	—	(3,418)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(29)	—	(29)

Comprehensive income								3,705
Net issuance of 33,788 shares of common stock from exercise of stock options	—	—	—	309	—	—	—	309
Issuance of 2,500,000 shares of common stock from Initial Public Offering, net of offering costs of $4,068	—	—	25	40,907	—	—	—	40,932
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Issuance of 948 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	—	8
Tax benefit from stock options exercised	—	—	—	131	—	—	—	131
Share-based compensation	—	—	—	205	—	—	—	205
Cash dividends — Preferred Stock A, $0.125 per share	—	—	—	—	(262)	—	—	(262)
Cash dividends — Preferred Stock B, $0.28 per share	—	—	—	—	(48)	—	—	(48)
Cash dividends — Common Stock, $0.04 per share	—	—	—	—	(486)	—	—	(486)

Balances at June 30, 2006 (unaudited)	$21	$2	$146	$187,847	$33,687	$(11,350)	$—	$210,353

(1)	All share and per share amounts have been restated to reflect the effect of the 2005 three for one stock split.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2006	2005
	(Unaudited)
Operating Activities
Net income	$7,152	$4,561
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,282	1,274
Amortization/Accretion	1,281	1,137
Share-based compensation	205	—
Tax benefits from stock options exercised	131	—
Gain on sale of assets	(282)	(490)
Provision for loan losses	1,074	1,914
Deferred income tax benefit	(852)	(879)
Equity in loss of unconsolidated affiliates	148	509
Increase in cash value of life insurance	(106)	(130)
Originations of mortgage loans held for sale	(45,305)	(34,379)
Proceeds from sales of mortgage loans held for sale	43,721	27,006
Changes in assets and liabilities:
Accrued interest receivable	(1,429)	6
Other assets	(6,032)	4,347
Accrued interest payable and other liabilities	2,696	8,271

Net cash provided by operating activities	4,684	13,147

Investing Activities
Net (increase) decrease in federal funds sold	(4,047)	(1,907)
Net (increase) decrease in loans	(123,604)	(80,925)
Purchases of investment securities available for sale	(66,268)	(61,218)
Proceeds from maturities of investment securities available for sale	74,397	80,241
Proceeds from sales of investment securities available for sale	1,000	29,939
Proceeds from sale of loans	540	4,990
Proceeds from foreclosed assets held for sale	1,283	623
Purchases of premises and equipment, net	(3,048)	(2,577)
Acquisition of financial institution, net funds disbursed	—	5,532
Investments in unconsolidated affiliates	(3,000)	(9,091)

Net cash used in investing activities	(122,747)	(34,393)

Financing Activities
Net increase (decrease) in deposits	92,099	44,902
Net increase (decrease) in securities sold under agreements to repurchase	18,108	13,490
Net increase (decrease) in federal funds purchased	(34,490)	1,990
Net increase (decrease) in FHLB and other borrowed funds	23,265	(8,990)
Repayment of line of credit	(14,000)	—
Proceeds from initial public offering, net	40,932	—
Proceeds from exercise of stock options	319	57
Tax benefits from stock options exercised	(131)	—
Dividends paid	(796)	(614)

Net cash provided by financing activities	125,306	50,835

Net change in cash and due from banks	7,243	29,589
Cash and cash equivalents — beginning of year	44,679	19,813

Cash and cash equivalents — end of period	$51,922	$49,402

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
  Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a financial holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its five wholly owned community bank subsidiaries. Three of our bank subsidiaries are located in the central Arkansas market area, a fourth serves Stone County in north central Arkansas, and a fifth serves the Florida Keys and southwestern Florida. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
     A summary of the significant accounting policies of the Company follows:
   Operating Segments
     The Company is organized on a subsidiary bank-by-bank basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the subsidiary banks provides a group of similar community banking services, including such products and services as loans, time deposits, checking and savings accounts. The individual bank segments have similar operating and economic characteristics and have been reported as one aggregated operating segment.
  Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of foreclosed assets. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.
  Principles of Consolidation
     The consolidated financial statements include the accounts of HBI and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.
  Investments in Unconsolidated Affiliates
     The Company has a 20.0% investment in White River Bancshares, Inc. (WRBI), which at June 30, 2006 totaled $11.3 million. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in the three and six months ended June 30, 2006 totaled $32,000 and $148,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at June 30, 2006 amounted to $47,000. Although the Company purchased 20% of the common stock of WRBI on January 3, 2005, WRBI did not begin operations until May 1, 2005. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.

     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at June 30, 2006 and December 31, 2005, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of June 30, 2006 and 2005, and for the three-month and six-month periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Assets	311,262	127,399	311,262	127,399
Liabilities	253,579	84,341	253,579	84,341
Equity	57,683	43,058	57,683	43,058
Net income (loss)	(161)	(1,638)	(673)	(1,638)
  Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form S-1, as amended, filed with the Securities and Exchange Commission.
  Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net income available to all shareholders	$3,636	$2,372	$7,152	$4,561
Less: Preferred stock dividends	(155)	(130)	(310)	(260)

Income available to common shareholders	$3,481	$2,242	$6,842	$4,301

Average shares outstanding	12,224	11,745	12,174	11,745
Effect of common stock options	117	81	104	81
Effect of preferred stock options	29	75	29	75
Effect of preferred stock conversions	2,160	1,800	2,156	1,722

Diluted shares outstanding	14,530	13,701	14,463	13,623

Basic earnings per share	$0.28	$0.19	$0.56	$0.37
Diluted earnings per share	$0.25	$0.17	$0.49	$0.33

2. Acquisitions
     On September 1, 2005, HBI acquired Mountain View Bancshares, Inc., an Arkansas bank holding company. Mountain View Bancshares owned Bank of Mountain View, located in Mountain View, Arkansas which had consolidated assets, loans and deposits of approximately $202.5 million, $68.8 million and $158.0 million, respectively, as of the acquisition date. The consideration for the merger was $44.1 million, which was paid approximately 90% in cash and 10% in shares of HBI common stock. As a result of this transaction, the Company recorded goodwill and a core deposit intangible of $13.2 million and $3.0 million, respectively.
     On June 1, 2005, HBI acquired Marine Bancorp, Inc., a Florida bank holding company. Marine Bancorp owned Marine Bank of the Florida Keys (subsequently renamed Marine Bank), located in Marathon, Florida, which had consolidated assets, loans and deposits of approximately $257.6 million, $215.2 million and $200.7 million, respectively, as of the acquisition date. The Company also assumed debt obligations with carrying values of $39.7 million, which approximated their fair market values as a result of the rates being paid on the obligations were at or near estimated current market rates. The consideration for the merger was $15.6 million, which was paid approximately 60.5% in cash and 39.5% in shares of HBI Class B preferred stock. As a result of this transaction, the Company recorded goodwill and a core deposit intangible of $4.6 million and $2.0 million, respectively.
     On January 3, 2005, HBI purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. At June 30, 2006 and December 31, 2005, White River Bancshares had approximately $266.9 million and $184.7 million in total assets, $208.3 million and $131.3 million in total loans and $194.0 million and $130.3 million in total deposits, respectively. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006.
     Effective January 1, 2005, HBI purchased the remaining 67.8% of TCBancorp and its subsidiary Twin City Bank with branch locations in the Little Rock/North Little Rock metropolitan area. The purchase brought our ownership of TCBancorp to 100%. HBI acquired, as of the effective date of this transaction, approximately $633.4 million in total assets, $261.9 million in loans and approximately $500.1 million in deposits. The Company also assumed debt obligations with carrying values of $20.9 million, which approximated their fair market values as a result of the rates being paid on the obligations were at or near estimated current market rates. The purchase price for the TCBancorp acquisition was $43.9 million, which consisted of the issuance of 3,750,000 shares (split adjusted) of HBI common stock and cash of approximately $110,000. As a result of this transaction, the Company recorded goodwill and a core deposit intangible of $1.1 million and $3.3 million, respectively. This transaction also increased to 100% HBI ownership of CB Bancorp and FirsTrust, both of which the Company had previously co-owned with TCBancorp.

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$171,947	$1	$(6,843)	$165,105
Mortgage-backed securities	248,097	3	(11,046)	237,054
State and political subdivisions	101,097	959	(1,430)	100,626
Other securities	12,631	—	(353)	12,278

Total	$533,772	$963	$(19,672)	$515,063

	December 31, 2005
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

     Assets, principally investment securities, having a carrying value of approximately $393.0 million and $276.1 million at June 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $121.8 million and $103.7 million at June 30, 2006 and December 31, 2005, respectively.
     During the three and six months ended June 30, 2006, $1.0 million in available for sale securities were sold. The gross realized gains on such sales totaled $1,000. During the three-month and six-month periods ended June 30, 2005, investment securities available for sale with a fair value at the date of sale of approximately $13.9 million and $30.0 million were sold, respectively. The gross realized gains on such sales totaled $10,000 and $48,000 for the three-month and six-month periods ended June 30, 2005, respectively. The gross realized loss on such sales totaled $120,000 and $201,000 for the three-month and six-month periods ended June 30, 2005, respectively. The income tax expense related to net security gains was $1,000 and $16,000 for the three-month and six-month periods ended June 30, 2005. The income tax benefit related to net security losses was $47,000 and $79,000 for the three-month and six-month periods ended June 30, 2005, respectively.

4: Loans receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$424,645	$411,839
Construction/land development	379,820	291,515
Agricultural	12,805	13,112
Residential real estate loans
Residential 1-4 family	226,129	221,831
Multifamily residential	35,017	34,939

Total real estate	1,078,416	973,236
Consumer	41,920	39,447
Commercial and industrial	173,715	175,396
Agricultural	22,665	8,466
Other	11,635	8,044

Total loans receivable before allowance for loan losses	1,328,351	1,204,589
Allowance for loan losses	25,245	24,175

Total loans receivable, net	$1,303,106	$1,180,414

The following is a summary of activity within the allowance for loan losses:

	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$24,175	$16,345
Additions
Provision charged to expense	1,074	1,914
Twin City Bank and Marine Bank allowance for loan losses	—	7,104

Deductions
Losses charged to allowance, net of recoveries of $771 and $247 for the first six months of 2006 and 2005, respectively	4	536

Balance, June 30	$25,245	24,827

Additions
Provision charged to expense		1,913
Bank of Mountain View allowance for loan losses for loan losses		660

Deductions
Losses charged to allowance, net of recoveries of $603 for the last six months of 2005		3,225

Balance, end of year		$24,175

     At June 30, 2006 and December 31, 2005, accruing loans delinquent 90 days or more totaled $1.2 million and $426,000, respectively. Non-accruing loans at June 30, 2006 and December 31, 2005 were $6.7 million and $7.9 million, respectively.

     During the three-month period ended June 30, 2006, the Company did not sell any of the guaranteed portion of SBA loans. During the three-month period ended June 30, 2005, the Company sold $2.6 million of the guaranteed portion of certain SBA loans, which resulted in gains of $216,000. During the six-month periods ended June 30, 2006 and 2005, the Company sold $506,000 and $5.0 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in gains of $34,000 and $446,000 during 2006 and 2005, respectively.
     Mortgage loans held for resale of approximately $4.3 million and $3.0 million at June 30, 2006 and December 31, 2005, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At June 30, 2006 and December 31, 2005, impaired loans totaled $4.7 million and $5.1 million, respectively. As of June 30, 2006 and 2005, average impaired loans were $5.4 million and $9.9 million, respectively. All impaired loans had designated reserves for possible loan losses. Interest recognized on impaired loans during 2006 and 2005 was immaterial.
5: Goodwill and Core Deposit Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangibles at June 30, 2006 and December 31, 2005, were as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	3,121	2,257

Net carrying amount	$10,336	$11,200

     Core deposit intangible amortization for the three months ended June 30, 2006 and 2005 was approximately $439,000 and $327,000, respectively. Core deposit intangible amortization for the six months ended June 30, 2006 was approximately $864,000 and $636,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposit for each of the years 2006 through 2010 is $1.7 million.
     The carrying amount of the Company’s goodwill was $37.5 million at June 30, 2006 and December 31, 2005. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $432.4 million and $403.0 million at June 30, 2006 and December 31, 2005, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $8.6 million and $4.4 million at June 30, 2006 and 2005, respectively.
     Deposits totaling approximately $202.6 million and $236.1 million at June 30, 2006 and December 31, 2005, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

7: FHLB and Other Borrowed Funds
     The Company’s FHLB and other borrowed funds were $126.3 million and $117.1 million at June 30, 2006 and December 31, 2005, respectively. The outstanding balance for June 30, 2006 includes $8.3 million of short-term advances and $118.0 million of long-term advances. The outstanding balance for December 31, 2005 includes $4.0 million of short-term advances and $113.1 million of long-term advances. Short-term borrowings consist of U.S. TT&L notes and short-term FHLB borrowings. Long-term borrowings consist of long-term FHLB borrowings and a line of credit with another financial institution.
     Long-term borrowings at June 30, 2006 and December 31, 2005 consisted of the following components:

	June 30,	December 31,
	2006	2005
	(In thousands)
Line of Credit, due 2009, at a floating rate of 0.75% below Prime, secured by bank stock	$—	$14,000
FHLB advances, due 2006 to 2020, 1.98% to 5.96% secured by residential real estate loans	117,976	99,118

Total long-term borrowings	$117,976	$113,118

8: Subordinated Debentures
     Subordinated Debentures at June 30, 2006 and December 31, 2005 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30,	December 31,
	2006	2005
	(In thousands)
Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,469	3,516
Subordinated debentures, due 2033, floating rate of 3.15% above the three- month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,708	$44,755

     As a result of the acquisition of Marine Bancorp, Inc., the Company has an interest rate swap agreement that effectively converts the floating rate on the $5.2 million trust preferred security noted above into a fixed interest rate of 7.29%, thus reducing the impact of interest rate changes on future interest expense until the call date.

     The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds thereof in junior subordinated debentures of the Company, the sole asset of each trust. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The Company’s obligations under the junior subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.
9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Current:
Federal	$1,690	$1,641	$3,366	$2,295
State	336	326	668	456

Total current	2,026	1,967	4,034	2,751

Deferred:
Federal	(361)	(866)	(712)	(733)
State	(72)	(172)	(141)	(146)

Total deferred	(433)	(1,038)	(853)	(879)

Provision for income taxes	$1,593	$929	$3,181	$1,872

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(5.95)	(5.46)	(6.06)	(5.62)
Cash surrender value of life insurance	(0.36)	(0.70)	(0.36)	(0.72)
State taxes	1.97	2.00	1.96	2.13
Other	(0.20)	(2.70)	0.24	(1.69)

Effective income tax rate	30.46%	28.14%	30.78%	29.10%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$9,710	$9,229
Deferred compensation	245	249
Defined benefit pension plan	109	109
Stock options	117	—
Non-accrual interest income	478	466
Investment in unconsolidated subsidiary	395	336
Unrealized loss on securities	7,334	5,105
Other	187	349

Gross deferred tax assets	18,575	15,843

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,095	2,237
Core deposit intangibles	3,884	4,211
Market value of cash flow hedge	47	25
FHLB dividends	473	393
Other	173	156

Gross deferred tax liabilities	6,672	7,022

Net deferred tax assets	$11,903	$8,821

10: Common Stock and Stock Compensation Plans
     On June 22, 2006, the Company priced its initial public offering of 2.5 million shares of common stock at $18.00 per share. The total price to the public for the shares offered and sold by the Company was $45.0 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $3.1 million of underwriting discounts and commissions and offering expenses of approximately $1.0 million. The Company received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses.
     On March 13, 2006, the Company’s board of directors adopted the 2006 Stock Option and Performance Incentive Plan. The Plan was submitted to the shareholders for approval at the 2006 annual meeting of shareholders. The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results.
     The Plan amends and restates various prior plans that were either adopted by the Company or companies that were acquired. Awards made under any of the prior plans will be subject to the terms and conditions of the Plan, which is designed not to impair the rights of award holders under the prior plans. The Plan goes beyond the prior plans by including new types of awards (such as unrestricted stock, performance shares, and performance and annual incentive awards) in addition to the stock options (incentive and non-qualified), stock appreciation rights, and restricted stock that could have been awarded under one or more of the prior plans. In addition, the Company’s outstanding preferred stock options are also subject to the Plan.
     As of March 13, 2006, options for a total of 613,604 shares of common stock outstanding under the prior plans became subject to the Plan. Also, on that date, the Company’s board of directors replaced 341,000 outstanding stock appreciation rights with 354,640 options, each with an exercise price of $13.18. During 2005, the Company had issued 341,000 stock appreciation rights at $12.67 for certain executive employees throughout the Company. The appreciation rights were on a five-year cliff-vesting schedule with all appreciation rights vesting on December 31, 2009. The vesting was also subject to various financial performance goals of the Company and the subsidiary banks over the five-year period ending January 1, 2010. The options issued in replacement of the stock appreciation rights are subject to achievement of the same financial goals by the Company and the bank subsidiaries over the five-year period ending January 1, 2010.

     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the next 3.5 years, was $750,000 as of June 30, 2006.
     The following table presents the required pro forma disclosures related to net income for the three months and six months ended June 30, 2005 for the options granted:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In thousands except per share data)
Basic pro forma
Net income available to common shareholders — as reported	$2,242	$4,301
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	18	36

Net income available to common shareholders — pro forma	$2,224	$4,265

Basic earnings per share — as reported	$0.19	$0.37
Basic earnings per share — pro forma	0.19	0.36

Diluted pro forma
Net income — as reported	$2,372	$4,561
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	18	36

Net income — pro forma	$2,354	$4,525

Diluted earnings per share — as reported	$0.17	$0.33
Diluted earnings per share — pro forma	0.17	0.33
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2006, are $89,000 and $54,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the six months ended June 30, 2006, are $205,000 and $127,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the three months ended June 30, 2006, would have been $0.29 and $0.25, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.28 and $0.25, respectively. Basic and diluted earnings per share for the six months ended June 30, 2006, would have been $0.57 and $0.50, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.56 and $0.49, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period.

     The table below summarized the transactions under the Company’s stock option plans (split adjusted) at June 30, 2006 and December 31, 2005 and changes during the six-month period and year then ended, respectively:

	For Six Months Ended June 30,		For the Year Ended December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	630	$9.50	453	$9.46
Granted	357	13.18	75	12.67
Options of acquired institution	—	—	168	10.80
Forfeited	—	—	(23)	8.78
Exercised	(34)	9.37	(43)	11.48

Outstanding, end of period	953	11.26	630	10.07

Exercisable, end of period	490	$9.67	497	$9.50

     The weighted-average fair value of options granted during the six months ended June 30, 2006 and year-ended December 31, 2005, was $3.08 and $3.90, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For Six Months Ended	For the Year Ended
	June 30, 2006	December 31, 2005
Expected dividend yield	0.61%	0.63%
Expected stock price volatility	8.95%	10.00%
Risk-free interest rate	4.78%	4.39%
Expected life of options	6.3 years	10.0 years
     The following is a summary of currently outstanding and exercisable options at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$7.33 to $ 8.33	214	5.9	$7.42	212	$7.42
$9.33 to $10.31	120	7.4	10.13	105	10.17
$11.34 to $11.67	78	10.4	11.40	69	11.37
$12.67 to $12.67	184	11.4	12.67	101	12.67
$13.18 to $13.18	357	9.7	13.18	3	13.18

	953			490

     During 2005, the Company completed a three for one stock split. This resulted in issuing two additional shares of stock to the common shareholders. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the $78,000 transfer of the par value of these additional shares from surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for the capitalization of the Company.
11. Non-Interest Expense
     The table below shows the components of non-interest expense for three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and employee benefits	$7,399	$5,764	$14,747	$11,024
Occupancy and equipment	2,123	1,467	4,128	2,959
Data processing expense	670	443	1,237	876
Other operating expenses:
Advertising	612	529	1,170	995
Amortization of intangibles	439	327	864	636
ATM expense	160	109	278	209
Directors’ fees	202	101	406	187
Due from bank service charges	84	72	154	146
FDIC and state assessment	127	123	252	245
Insurance	233	107	456	243
Legal and accounting	274	265	556	441
Other professional fees	149	117	283	223
Operating supplies	253	163	482	313
Postage	166	146	329	267
Telephone	284	148	504	271
Other expense	968	493	1,916	975

Total other operating expenses	3,951	2,700	7,650	5,151

Total non-interest expense	$14,143	$10,374	$27,762	$20,010

12: Concentration of Credit Risks
     The Company’s primary market area is in central Arkansas, north central Arkansas, northwest Arkanasas and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
     The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
13: Significant Estimates and Concentrations
     Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 6.

14: Commitments and Contingencies
     In the ordinary course of business, the Company makes various commitments and incurs certain contingent liabilities to fulfill the financing needs of their customers. These commitments and contingent liabilities include lines of credit and commitments to extend credit and issue standby letters of credit. The Company applies the same credit policies and standards as they do in the lending process when making these commitments. The collateral obtained is based on the assessed creditworthiness of the borrower.
     At June 30, 2006 and December 31, 2005, commitments to extend credit of $257.8 million and $266.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2006 and December 31, 2005, is $20.8 million and $21.0 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of special dividends paid by the Company’s subsidiary banks during to 2005 to help provide cash for the Marine Bancorp, Inc. and Mountain View Bancshares, Inc. acquisitions, the Company’s subsidiary banks did not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at June 30, 2006.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2006, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.33%, 14.37%, and 15.63%, respectively, as of June 30, 2006.
16: Additional Cash Flow Information
     In connection with the Twin City Bancorp acquisition accounted for using the purchase method, the Company acquired approximately $633 million in assets, assumed $569 million in liabilities, issued $45 million of equity and received net funds of $9 million during the three months ended March 31, 2005. In connection with the Marine Bancorp acquisition accounted for using the purchase method, the Company acquired approximately $258 million in assets, assumed $252 million in liabilities, issued $6 million of equity and paid net funds of $3 million during the three months ended June 30, 2005. The Company paid interest and taxes during the three and six months ended as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Interest paid	$13,923	$7,035	$26,826	$13,133
Income taxes paid	3,420	2,100	3,420	3,450
17: Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standards No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.
     In March 2006, the FASB issued Statement of Accounting Standards No. 156 (“SFAS 156”) Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.
18: Subsequent Event
     On July 21, 2006, the underwriter’s of the Company’s initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective Wednesday, July 26, 2006. The Company received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions.
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock. Upon conversion of the preferred stock, the Company’s outstanding common stock will increase approximately 2,160,000 shares.
     The holder’s of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares, instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to.
     The holder’s of shares of Class B Preferred Stock, received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
     We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2006 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005 and statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
     We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 20, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas
August 3, 2006

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the Company’s Form S-1, as amended, filed with the Securities and Exchange Commission on March 14, 2006, which includes the audited financial statements for the year ended December 31, 2005. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
Forward-Looking Information
     Certain statements contained in this document, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, “should” and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other factors referenced in this Report. Except as required by law, we disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of June 30, 2006, we had, on a consolidated basis, total assets of $2.04 billion, loans receivable of $1.33 billion, total deposits of $1.52 billion, and shareholders’ equity of $210.4 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits are our primary source of funding. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance by calculating our return on average equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
Key Financial Measures

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Total assets	$2,043,487	$1,719,670	$2,043,487	$1,719,670
Loans receivable	1,328,351	1,076,619	1,328,351	1,076,619
Total deposits	1,519,207	1,298,671	1,519,207	1,298,671
Net income	3,636	2,372	7,152	4,561
Basic earnings per share	0.28	0.19	0.56	0.37
Diluted earnings per share	0.25	0.17	0.49	0.33
Diluted cash earnings per share (1)	0.27	0.18	0.53	0.36
Annualized net interest margin	3.52%	3.35%	3.53%	3.29%
Efficiency ratio	66.74	67.29	66.70	66.59
Annualized return on average assets	0.73	0.63	0.74	0.63
Annualized return on average equity	8.56	6.24	8.53	6.07

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
     Our net income increased $1.3 million, or 53.3%, to $3.6 million for the three-month period ended June 30, 2006, from $2.4 million for the same period in 2005. For the six months ended June 30, 2006, net income increased 56.8% to $7.2 million compared to $4.6 million for the same period in 2005. On a diluted earnings per share basis, our net earnings increased 47.1% to $0.25 for the three-month period ended June 30, 2006, as compared to $0.17 for the same period in 2005. Diluted earnings per share increased to $0.49 per share for the six months ended June 30, 2006 compared to $0.33 for the same period in 2005. The increase in earnings is primarily associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares during the second and third quarters of 2005, respectively, combined with organic growth of our bank subsidiaries.
     Our return on average equity was 8.56% and 8.53% for the three and six months ended June 30, 2006, compared to 6.24% and 6.07% for the same periods in 2005, respectively. The increase was primarily due to the $1.3 million and $2.6 million increase in net income for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005.
     Our return on average assets was 0.73% and 0.74% for the three and six months ended June 30, 2006, compared to 0.63% for the same periods in 2005, respectively. The increase was primarily due to the $1.3 million and $2.6 million increase in net income for the three and six months ended June 30, 2006, respectively, compared to the same period in 2005.
     Our net interest margin was 3.52% and 3.53% for the three and six months ended June 30, 2006, compared to 3.35% and 3.29% for the same periods in 2005, respectively. The increases were primarily due to organic loan growth combined with the acquisitions of Marine Bancorp and Mountain View Bancshares.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 66.74% and 66.70% for three and six months ended June 30, 2006, compared to 67.29% and 66.59% for the same periods in 2005, respectively.
     Our total assets increased $132.0 million, an annualized growth of 13.9%, to $2.04 billion as of June 30, 2006, from $1.91 billion as of December 31, 2005. Our loan portfolio increased $123.8 million, an annualized growth of 20.8%, to $1.33 billion as of June 30, 2006, from December 31, 2005. Shareholders’ equity increased $44.5 million, an annualized growth of 54.0%, to $210.4 million as of June 30, 2006, compared to $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $40.9 million proceeds from the Company’s initial public offering, which took place on June 23, 2006, and retained earnings during 2006.
     As of June 30, 2006, our asset quality improved as non-performing loans declined to $7.9 million, or 0.60%, of total loans from $8.3 million, or 0.69%, of total loans as of December 31, 2005. The allowance for loan losses as a percent of non-performing loans increased to 319.35% as of June 30, 2006, compared to 291.62% from December 31, 2005. These ratios reflect the continuing commitment of our management to improve and maintain sound asset quality.
Critical Accounting Policies
     Overview. We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in the notes to our consolidated financial statements in Note 1 of the audited consolidated financial statements included in the Company’s Form S-1, as amended, filed with the Securities and Exchange Commission.

     We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, intangible assets and income taxes.
     Investments. Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity and other comprehensive income (loss). Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale.
     Loans Receivable and Allowance for Loan Losses. Substantially all of our loans receivable are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.
     The allowance for loan losses is established through a provision for loan losses charged against income. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable credit losses on identifiable loans that may become uncollectible and probable credit losses inherent in the remainder of the loan portfolio. The amounts of provisions for loan losses are based on management’s analysis and evaluation of the loan portfolio for identification of problem credits, internal and external factors that may affect collectibility, relevant credit exposure, particular risks inherent in different kinds of lending, current collateral values and other relevant factors.
     We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms thereof. We apply this policy even if delays or shortfalls in payments are expected to be insignificant. All non-accrual loans and all loans that have been restructured from their original contractual terms are considered impaired loans. The aggregate amount of impaired loans is used in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.
     Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for loan losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and we reasonably expect to collect all principal and interest.
     Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets, in the fourth quarter.

     Income Taxes. We use the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Any estimated tax exposure items identified would be considered in a tax contingency reserve. Changes in any tax contingency reserve would be based on specific development, events, or transactions.
     We and our subsidiaries file consolidated tax returns. Our subsidiaries provide for income taxes on a separate return basis, and remit to us amounts determined to be currently payable.
     Stock Options. Prior to 2006, we elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for employee stock options using the fair value method. Under APB 25, because the exercise price of the options equals the estimated market price of the stock on the issuance date, no compensation expense is recorded. On January 1, 2006, we adopted SFAS No. 123, Share-Based Payment (Revised 2004) which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
Acquisitions and Equity Investments
     On September 1, 2005, we acquired Mountain View Bancshares, Inc., an Arkansas bank holding company. Mountain View Bancshares owned The Bank of Mountain View, located in Mountain View, Arkansas which had total assets of $202.5 million, loans of $68.8 million and total deposits of $158.0 million on the date of the acquisition. The consideration for the merger was $44.1 million, which was paid approximately 90%, or $39.8 million, in cash and 10%, or $4.3 million, in shares of our common stock. As a result of this transaction, we recorded goodwill of $13.2 million and a core deposit intangible of $3.0 million.
     On June 1, 2005, we acquired Marine Bancorp, Inc., a Florida bank holding company. Marine Bancorp owned Marine Bank of the Florida Keys (subsequently renamed Marine Bank), located in Marathon, Florida, which had total assets of $257.6 million, loans of $215.2 million and total deposits of $200.7 million on the date of the acquisition. We also assumed debt obligations with carrying values of $39.7 million, which approximated their fair market values because the rates being paid on the obligations were at or near estimated current market rates. The consideration for the merger was $15.6 million comprised of approximately 60.5%, or $9.4 million, in cash and 39.5%, or $6.2 million, in shares of our Class B preferred stock. As a result of this transaction, we recorded goodwill of $4.6 million and a core deposit intangible of $2.0 million.
     On January 3, 2005, we purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. As of December 31, 2005, White River Bancshares had total assets of $184.7 million, loans of $131.3 million, and total deposits of $130.3 million. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we invested an additional $3.0 million in White River Bancshares at that time.

     Effective January 1, 2005, we purchased the remaining 67.8% of TCBancorp that we did not previously own. TCBancorp owned Twin City Bank, with branch locations in the Little Rock/North Little Rock metropolitan area. The purchase brought our ownership of TCBancorp to 100%. TCBancorp had total assets of $633.4 million, loans of $261.9 million and total deposits of $500.1 million at the effective date of the acquisition. We also assumed debt obligations with carrying values of $20.9 million, which approximated their fair market values because the rates being paid on the obligations were at or near estimated current market rates. The purchase price for the TCBancorp acquisition was $43.9 million, which consisted of approximately $110,000 of cash and the issuance of 3,750,813 shares (split adjusted) of our common stock. As a result of this transaction, we recorded goodwill of $1.1 million and a core deposit intangible of $3.3 million. This transaction also increased our ownership of CB Bancorp and FirsTrust Financial Services to 100%, both of which we had previously co-owned with TCBancorp.
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the first six months of 2006, the Company opened three de novo branch locations plus Arkansas’s only mobile branch. These branch locations are located in the Arkansas communities of Searcy and Beebe plus Port Charlotte, Florida. Presently, the Company has four pending Florida de novo branch locations in Key West, Key Largo, Punta Gorda and Marco Island. Three of these four locations are scheduled to open during 2006.
Results of Operations
     Our net income increased $1.3 million, or 53.3%, to $3.6 million for the three-month period ended June 30, 2006, from $2.4 million for the same period in 2005. For the six months ended June 30, 2006, net income increased 56.8% to $7.2 million compared to $4.6 million for the same period in 2005. On a diluted earnings per share basis, our net earnings increased 47.1% to $0.25 for the three-month period ended June 30, 2006, as compared to $0.17 for the same period in 2005. Diluted earnings per share increased to $0.49 per share for the six months ended June 30, 2006 compared to $0.33 for the same period in 2005. The increase in earnings is primarily associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares during the second and third quarters of 2005, respectively, combined with organic growth of our bank subsidiaries.
     Net Interest Income. Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate.

     Net interest income on a fully taxable equivalent basis increased $4.3 million, or 37.5%, to $15.9 million for the three-month period ended June 30, 2006, from $11.6 million for the same period in 2005. This increase in net interest income was the result of an $11.2 million increase in interest income offset by $6.9 million increase in interest expense. The $11.2 million increase in interest income was primarily the result of a $389.5 million increase in average earning assets associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarter of 2005, respectively, combined with higher short-term interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $7.5 million, and the rising rate environment resulted in a $3.7 million increase in interest income for the three-month period ended June 30, 2006. The $6.9 million increase in interest expense for the three-month period ended June 30, 2006, is primarily the result of a $304.1 million increase in average interest-bearing liabilities associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarter of 2005, respectively, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $3.2 million. The rising rate environment resulted in a $3.7 million increase in interest expense for the three-month period ended June 30, 2006.
     Net interest income on a fully taxable equivalent basis increased $9.4 million, or 42.8%, to $31.3 million for the six-month period ended June 30, 2006, from $21.9 million for the same period in 2005. This increase in net interest income was the result of a $22.9 million increase in interest income offset by $13.5 million increase in interest expense. The $22.9 million increase in interest income was primarily the result of a $386.6 million increase in average earning assets associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarter of 2005, respectively, combined with higher short-term interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $15.5 million, and the rising rate environment resulted in a $7.4 million increase in interest income for the six-month period ended June 30, 2006. The $13.5 million increase in interest expense for the six-month period ended June 30, 2006, is primarily the result of a $319.7 million increase in average interest-bearing liabilities associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarter of 2005, respectively, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $6.3 million. The rising rate environment resulted in a $7.2 million increase in interest expense for the six-month period ended June 30, 2006.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2006 and 2005, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2006, compared to the same period in 2005.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$29,886	$18,824	$57,620	$35,185
Fully taxable equivalent adjustment	572	394	1,155	737

Interest income — fully taxable equivalent	30,458	19,218	58,775	35,922
Interest expense	14,523	7,628	27,451	13,983

Net interest income — fully taxable equivalent	$15,935	$11,590	$31,324	$21,939

Yield on earning assets — fully taxable equivalent	6.72%	5.55%	6.61%	5.38%
Cost of interest-bearing liabilities	3.67	2.58	3.53	2.45
Net interest spread — fully taxable equivalent	3.05	2.97	3.08	2.93
Net interest margin — fully taxable equivalent	3.52	3.35	3.53	3.29
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006 vs. 2005	2006 vs. 2005
	(In thousands)
Increase in interest income due to change in earning assets	$7,511	$15,504
Increase in interest income due to change in earning asset yields	3,729	7,349
Increase in interest expense due to change in interest-bearing liabilities	3,199	6,241
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	3,696	7,227

Increase in net interest income	$4,345	$9,385

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,125	$24	4.53%	$3,079	$21	2.74%
Federal funds sold	14,823	183	4.95	4,003	27	2.71
Investment securities — taxable	430,923	4,711	4.38	430,014	4,114	3.84
Investment securities — non- taxable	91,979	1,496	6.52	52,400	860	6.58
Loans receivable	1,277,789	24,044	7.55	900,059	14,196	6.33

Total interest-earning assets	1,817,639	30,458	6.72	1,389,555	19,218	5.55

Non-earning assets	174,109			124,436

Total assets	$1,991,748			$1,513,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$535,077	$3,226	2.42%	$416,943	$1,670	1.61%
Time deposits	758,249	7,918	4.19	561,755	4,023	2.87

Total interest-bearing deposits	1,293,326	11,144	3.46	978,698	5,693	2.33
Federal funds purchased	11,992	154	5.15	12,573	104	3.32
Securities sold under agreement to repurchase	105,040	994	3.80	73,465	552	3.01
FHLB and other borrowed funds	134,088	1,486	4.45	97,093	823	3.40
Subordinated debentures	44,722	745	6.68	25,893	456	7.06

Total interest-bearing liabilities	1,589,168	14,523	3.67	1,187,722	7,628	2.58

Non-interest bearing liabilities
Non-interest-bearing deposits	221,723			161,431
Other liabilities	10,443			12,256

Total liabilities	1,821,334			1,361,409
Shareholders’ equity	170,414			152,582

Total liabilities and shareholders’ equity	$1,991,748			$1,513,991

Net interest spread			3.05%			2.97%
Net interest income and margin		$15,935	3.52		$11,590	3.35

	Six Months Ended June 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,911	$65	4.50%	$2,644	$29	2.21%
Federal funds sold	14,651	342	4.71	2,528	33	2.63
Investment securities — taxable	430,514	9,436	4.42	444,253	8,355	3.79
Investment securities — non- taxable	92,303	3,006	6.57	53,161	1,683	6.38
Loans receivable	1,251,476	45,926	7.40	843,967	25,822	6.17

Total interest-earning assets	1,791,855	58,775	6.61	1,346,553	35,922	5.38

Non-earning assets	171,776			120,333

Total assets	$1,963,631			$1,466,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$527,723	$5,965	2.28%	$394,020	$2,933	1.50%
Time deposits	737,137	14,708	4.02	551,516	7,455	2.73

Total interest-bearing deposits	1,264,860	20,673	3.30	945,536	10,388	2.22
Federal funds purchased	19,191	458	4.81	16,086	226	2.83
Securities sold under agreement to repurchase	102,208	1,864	3.68	71,201	1,010	2.86
FHLB and other borrowed funds	135,932	2,962	4.39	93,628	1,504	3.24
Subordinated debentures	44,734	1,494	6.73	25,059	855	6.88

Total interest-bearing liabilities	1,566,925	27,451	3.53	1,151,510	13,983	2.45

Non-interest bearing liabilities
Non-interest-bearing deposits	217,453			152,508
Other liabilities	10,255			11,227

Total liabilities	1,794,633			1,315,245
Shareholders’ equity	168,998			151,641

Total liabilities and shareholders’ equity	$1,963,631			$1,466,886

Net interest spread			3.08%			2.93%
Net interest income and margin		$31,324	3.53		$21,939	3.29

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2006 compared to the same period in 2005, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2006 over 2005			2006 over 2005
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(8)	$11	$3	$3	$33	$36
Federal funds sold	120	36	156	265	44	309
Investment securities — taxable	9	588	597	(265)	1,346	1,081
Investment securities — non- taxable	644	(8)	636	1,274	49	1,323
Loans receivable	6,746	3,102	9,848	14,227	5,877	20,104

Total interest income	7,511	3,729	11,240	15,504	7,349	22,853

Interest expense:
Interest-bearing transaction and savings deposits	559	997	1,556	1,199	1,833	3,032
Time deposits	1,686	2,209	3,895	3,004	4,249	7,253
Federal funds purchased	(4)	54	50	51	181	232
Securities sold under agreement to repurchase	276	166	442	515	339	854
FHLB and other borrowed funds	367	296	663	815	643	1,458
Subordinated debentures	315	(26)	289	657	(18)	639

Total interest expense	3,199	3,696	6,895	6,241	7,227	13,468

Increase (decrease) in net interest income	$4,312	$33	$4,345	$9,263	$122	$9,385

     Provision for Loan Losses. Our management assesses the adequacy of the allowance for loan losses by applying the provisions of Statement of Financial Accounting Standards No. 5 and No. 114. Specific allocations are determined for loans considered to be impaired and loss factors are assigned to the remainder of the loan portfolio to determine an appropriate level in the allowance for loan losses. The allowance is increased, as necessary, by making a provision for loan losses. The specific allocations for impaired loans are assigned based on an estimated net realizable value after a thorough review of the credit relationship. The potential loss factors associated with the remainder of the loan portfolio are based on an internal net loss experience, as well as management’s review of trends within the portfolio and related industries.
     Generally, commercial, commercial real estate, and residential real estate loans are assigned a level of risk at origination. Thereafter, these loans are reviewed on a regular basis. The periodic reviews generally include loan payment and collateral status, the borrowers’ financial data, and key ratios such as cash flows, operating income, liquidity, and leverage. A material change in the borrower’s credit analysis can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an ongoing basis.
     Our management reviews certain key loan quality indicators on a monthly basis, including current economic conditions, delinquency trends and ratios, portfolio mix changes, and other information management deems necessary. This review process provides a degree of objective measurement that is used in conjunction with periodic internal evaluations. To the extent that this review process yields differences between estimated and actual observed losses, adjustments are made to the loss factors used to determine the appropriate level of the allowance for loan losses.

     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.
     Our provision for loan losses decreased $273,000, or 31.6%, to $590,000 for the three-month period ended June 30, 2006, from $863,000 for the same period in 2005. Our provision for loan losses decreased $840,000, or 43.9%, to $1.1 million for the six-month period ended June 30, 2006, from $1.9 million for the same period in 2005. The decrease in the provision is primarily associated with the decrease in non-performing loans to $7.9 million as of June 30, 2006 from $10.7 million as of June 30, 2005.
     Non-Interest Income. Total non-interest income was $4.6 million for the three-month period ended June 30, 2006 compared to $3.3 million for the same period in 2005. Total non-interest income was $9.0 million for the six-month period ended June 30, 2006 compared to $7.2 million for the same period in 2005. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, equity in loss of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2006 and 2005, respectively, as well as changes for the three-month and six-month periods ended June 30, 2006 compared to the same period in 2005.
Table 5: Non-Interest Income

	Three Months Ended		2006		Six Months Ended		2006
	June 30,		Change from		June 30,		Change from
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
Service charges on deposit accounts	$2,263	$2,062	$201	9.7%	$4,315	$3,754	$561	14.9%
Other service charges and fees	584	517	67	13.0	1,195	955	240	25.1
Trust fees	169	121	48	39.7	321	239	82	34.3
Data processing fees	215	156	59	37.8	408	262	146	55.7
Mortgage banking income	439	369	70	19.0	850	661	189	28.6
Insurance commissions	205	142	63	44.4	489	383	106	27.7
Income from title services	282	214	68	31.8	519	358	161	45.0
Increase in cash value of life insurance	55	66	(11)	(16.7)	106	130	(24)	(18.5)
Equity in loss of unconsolidated affiliates	(32)	(509)	477	(93.7)	(148)	(509)	361	(70.9)
Gain on sale of SBA loans	—	216	(216)	(100.0)	34	446	(412)	(92.4)
(Loss) gain on securities, net	1	(110)	111	(100.9)	1	(153)	154	(100.7)
Other income	418	98	320	326.5	910	629	281	44.7

Total non-interest income	$4,599	$3,342	$1,257	37.6%	$9,000	$7,155	$1,845	25.8%

     Non-interest income increased $1.3 million, or 37.6%, to $4.6 million for the three-month period ended June 30, 2006 from $3.3 million for the same period in 2005. Non-interest income increased $1.8 million, or 25.8%, to $9.0 million for the six-month period ended June 30, 2006 from $7.2 million for the same period in 2005. The primary factors that resulted in the increase include:
•	The aggregate increase in service charges on deposit accounts and other service charges and fees was primarily a result of our acquisitions of Marine Bancorp and Mountain View Bancshares in the second and third quarters of 2005, respectively, combined with organic growth of our other bank subsidiaries’ service charges.

•	The increase in data processing fees was related to the data processing fees associated with White River Bancshares, which began banking operations in May 2005.

•	The increase in mortgage banking revenue was primarily the result of the acquisition of Marine Bancorp in the second quarter of 2005.

•	The aggregate increase in trust fees, insurance commissions and title fees was primarily a result of our organic growth in those product lines.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating loss. White River Bancshares is currently operating at a loss as a result of their status as a start up company.

•	The increase in other income was primarily a result of the Marine Bancorp and Mountain View Bancshares acquisitions combined with recognized income from the sale of one branch banking location in 2005. Due to contingencies associated with the sale of the branch banking location, income is being recognized over the thirty-month life of the contingencies.
     On July 21, 2006, the Board of Directors approved for our community banking subsidiaries to collectively purchase $35 million of additional bank owned life insurance. The approval of this purchase is subject to the approval of the Board of Directors of each of our subsidiary banks.
     Bank owned life insurance consists of life insurance purchased by the subsidiary banks on qualifying groups of officers with the bank designated as owner and beneficiary of the policies. The return on investment in the bank owned life insurance policies is used to offset a portion of future employee benefit costs.
     If the banks purchase the additional bank owned life insurance, the expected increases in cash surrender value from these policies will result in additional tax-free non-interest income in future periods. However, shifting these funds from interest earning assets to non-interest income producing assets will have the effect of reducing our net interest margin in future periods.
     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy, equipment, data processing, and other expenses such as advertising, core deposit amortization, legal and accounting fees, other professional fees, operating supplies and postage.

     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2006 and 2005, as well as changes for the three-month and six-month periods ended June 30, 2006 compared to the same period in 2005.
Table 6: Non-Interest Expense

	Three Months Ended		2006		Six Months Ended		2006
	June 30,		Change from		June 30,		Change from
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
Salaries and employee benefits	$7,399	$5,764	$1,635	28.4%	$14,747	$11,024	$3,723	33.8%
Occupancy and equipment	2,123	1,467	656	44.7	4,128	2,959	1,169	39.5
Data processing expense	670	443	227	51.2	1,237	876	361	41.2
Other operating expenses
Advertising	612	529	83	15.7	1,170	995	175	17.6
Amortization of intangibles	439	327	112	34.3	864	636	228	35.8
ATM expense	160	109	51	46.8	278	209	69	33.0
Directors’ fees	202	101	101	100.0	406	187	219	117.1
Due from bank service charges	84	72	12	16.7	154	146	8	5.5
FDIC and state assessment	127	123	4	3.3	252	245	7	2.9
Insurance	233	107	126	117.8	456	243	213	87.7
Legal and accounting	274	265	9	3.4	556	441	115	26.1
Other professional fees	149	117	32	27.4	283	223	60	26.9
Operating supplies	253	163	90	55.2	482	313	169	54.0
Postage	166	146	20	13.7	329	267	62	23.2
Telephone	284	148	136	91.9	504	271	233	86.0
Other expense	968	493	475	96.3	1,916	975	941	96.5

Total non-interest expense	$14,143	$10,374	$3,769	36.3%	$27,762	$20,010	$7,752	38.7%

     Non-interest expense increased $3.8 million, or 36.3%, to $14.1 million for the three-month period ended June 30, 2006, from $10.4 million for the same period in 2005. Non-interest expense increased $7.8 million, or 38.7%, to $27.8 million for the six-month period ended June 30, 2006, from $20.0 million for the same period in 2005. The increase is primarily related to our acquisitions of Marine Bancorp and Mountain View Bancshares in the second and third quarters of 2005, respectively. The most significant component of the increase was the $1.6 million and $3.7 million increase in salaries and employee benefits for the three and six months ended June 30, 2006, respectively. The $1.6 and $3.7 million increases were primarily the result of $1.5 million and $3.5 million of additional staffing and $89,000 and $205,000 of options-related expense due to the adoption of SFAS 123R, respectively.
     Income Taxes. The provision for income taxes increased $664,000, or 71.5%, to $1.6 million for the three-month period ended June 30, 2006, from $929,000 as of June 30, 2005. The provision for income taxes increased $1.3 million, or 69.9%, to $3.2 million for the six-month period ended June 30, 2006, from $1.9 million as of June 30, 2005. The effective income tax rate was 30.46% and 30.78% for the three-month and six-month periods ended June 30, 2006, compared to 28.14% and 29.10% for the same periods in 2005, respectively.
Financial Conditions as of and for the Quarter Ended June 30, 2006 and 2005
     Our total assets increased $132.0 million, an annualized growth of 13.9%, to $2.04 billion as of June 30, 2006, from $1.91 billion as of December 31, 2005. Our loan portfolio increased $123.8 million, an annualized growth of 20.8%, to $1.33 billion as of June 30, 2006, from December 31, 2005. Shareholders’ equity increased $44.5 million, an annualized growth of 54.0%, to $210.4 million as of June 30, 2006, compared to $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $40.9 million proceeds from the Company’s initial public offering, which took place on June 23, 2006, and retained earnings during 2006.

Loan Portfolio
     Our loan portfolio averaged $1.28 billion and $1.25 billion during the three-month and six-month periods ended June 30, 2006, respectively. Net loans were $1.33 billion as of June 30, 2006, compared to $1.20 billion as of December 31, 2005. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	June 30,	December 31,
	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$424,645	$411,839
Construction/land development	379,820	291,515
Agricultural	12,805	13,112
Residential real estate loans:
Residential 1-4 family	226,129	221,831
Multifamily residential	35,017	34,939

Total real estate	1,078,416	973,236
Consumer	41,920	39,447
Commercial and industrial	173,715	175,396
Agricultural	22,665	8,466
Other	11,635	8,044

Total loans receivable before allowance for loan losses	1,328,351	1,204,589
Allowance for loan losses	25,245	24,175

Total loans receivable, net	$1,303,106	$1,180,414

     Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 10 to 20 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
     As of June 30, 2006, commercial real estate loans totaled $817.3 million, or 61.5% of our loan portfolio, compared to $716.5 million, or 59.5% of our loan portfolio, as of December 31, 2005. This increase is primarily the result of organic growth of our loan portfolio and the reclassification of several large loans, which refinanced during the first quarter of 2006 and were reclassified into commercial real estate from commercial and industrial as a result of a change in the collateral.

     Residential Real Estate Loans. We originate one to four family, owner occupied residential mortgage loans generally secured by property located in our primary market area. The majority of our residential mortgage loans consist of loans secured by owner occupied, single family residences. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
     As of June 30, 2006, we had $261.1 million, or 19.7% of our loan portfolio, in residential real estate loans, which is comparable to the $256.8 million, or 21.3% of our loan portfolio, as of December 31, 2005.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of June 30, 2006, our installment consumer loan portfolio totaled $41.9 million, or 3.2% of our total loan portfolio, which is comparable to the $39.4 million, or 3.3% of our loan portfolio as of December 31, 2005.
     Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% to 80% of accounts receivable less than 90 days past due. Inventory financing will range between 50% and 80% depending on the borrower and nature of inventory. We require a first lien position for those loans.
     As of June 30, 2006, commercial and industrial loans outstanding totaled $173.7 million, or 13.1% of our loan portfolio, compared to $175.4 million, or 14.6% of our loan portfolio, as of December 31, 2005. This decrease is primarily the result of the reclassification of several large loans, which refinanced during the first quarter of 2006 and were reclassified into commercial real estate as a result of a change in the collateral offset by organic loan growth in the second quarter of 2006.
Non-Performing Assets
     We classify our problem loans into three categories: past due loans, special mention loans and classified loans (accruing and non-accruing).
     When management determines that a loan is no longer performing, and that collection of interest appears doubtful, the loan is placed on non-accrual status. Loans that are 90 days past due are placed on non-accrual status unless they are adequately secured and there is reasonable assurance of full collection of both principal and interest. Our management closely monitors all loans that are contractually 90 days past due, treated as “special mention” or otherwise classified or on non-accrual status. Generally, non-accrual loans that are 120 days past due without assurance of repayment are charged off against the allowance for loan losses.

     Table 8 sets forth information with respect to our non-performing assets as of June 30, 2006 and December 31, 2005. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Non-accrual loans	$6,697	$7,864
Loans past due 90 days or more (principal or interest payments)	1,208	426

Total non-performing loans	7,905	8,290

Other non-performing assets
Foreclosed assets held for sale	611	758
Other non-performing assets	—	11

Total other non-performing assets	611	769

Total non-performing assets	$8,516	$9,059

Allowance for loan losses to non-performing loans	319.35%	291.62%
Non-performing loans to total loans	0.60	0.69
Non-performing assets to total assets	0.42	0.47
     Our non-performing loans are comprised of non-accrual loans and loans that are contractually past due 90 days. Our bank subsidiaries recognize income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improves. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
     Total non-performing loans were $7.9 million as of June 30, 2006, compared to $8.3 million as of December 31, 2005. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $137,000 and $160,000 for the three-month periods ended June 30, 2006 and 2005, respectively, and $269,000 and $294,000 for the six-months ended June 30, 2006 and 2005, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month and six-month periods ended June 30, 2006 and 2005 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2006, average impaired loans were $5.4 million compared to $9.9 million as of June 30, 2005. The acquisitions completed in 2005 had a minimal impact on non-performing loans as a result of their favorable asset quality. The $4.5 million decrease in impaired loans from December 31, 2005, primarily relates to improvement of the asset quality associated with the loans acquired in 2003 during the Community Financial Group transaction.
     As a result of the building boom in northwest Arkansas, this market is beginning to show signs of over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Skyline Report” published by the University of Arkansas, recently reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for 41.9 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary.

Allowance for Loan Losses
     Overview. The allowance for loan losses is maintained at a level which our management believes is adequate to absorb all probable losses on loans in the loan portfolio. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged off, which increase the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for our management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of allowance for loan losses, our earnings could be adversely affected.
     As we evaluate the allowance for loan losses, we categorize it as follows: (i) specific allocations; (ii) allocations for classified assets with no specific allocation; (iii) general allocations for each major loan category; and (iv) miscellaneous allocations.
     Specific Allocations. Specific allocations are made when factors are present requiring a greater reserve than would be required when using the assigned risk rating allocation. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Our evaluation process in specific allocations includes a review of appraisals or other collateral analysis. These values are compared to the remaining outstanding principal balance. If a loss is determined to be reasonably possible, the possible loss is identified as a specific allocation. If the loan is not collateral dependent, the measurement of loss is based on the expected future cash flows of the loan.
     Allocations for Classified Assets with No Specific Allocation. We establish allocations for loans rated “special mention” through “loss” in accordance with the guidelines established by the regulatory agencies. A percentage rate is applied to each loan category to determine the level of dollar allocation.
     General Allocations. We establish general allocations for each major loan category. This section also includes allocations to loans, which are collectively evaluated for loss such as residential real estate, commercial real estate consumer loans and commercial and industrial loans. The allocations in this section are based on a historical review of loan loss experience and past due accounts. We give consideration to trends, changes in loan mix, delinquencies, prior losses, and other related information.
     Miscellaneous Allocations. Allowance allocations other than specific, classified, and general are included in our miscellaneous section.
     Charge-offs and Recoveries. Total charge-offs decreased $233,000, or 44.6%, to $289,000 for the three months ended June 30, 2006, compared to the same period in 2005. Total charge-offs decreased $8,000, or 1.0%, to $775,000 for the six months ended June 30, 2006, from $783,000 for the same period in 2005. Total recoveries increased $367,000, or 258.5%, to $509,000 for the three months ended June 30, 2006, compared to the same period in 2005. Total recoveries increased $524,000, or 212.1%, to $771,000 for the six months ended June 30, 2006, from $247,000 for the same period in 2005. The changes in charge-offs and recoveries are a reflection of our conservative stance on asset quality. The acquisitions completed in 2005 had a minimal impact on the changes in net charge-offs.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and six-month periods ended June 30, 2006 and 2005.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$24,435	$21,982	$24,175	$16,345

Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	152	430	258	480
Construction/land development	—	—	2	14
Agricultural	—	—	8	—
Residential real estate loans:
Residential 1-4 family	53	41	107	151
Multifamily residential	—	—	—	—

Total real estate	205	471	375	645
Consumer	45	—	115	—
Commercial and industrial	15	24	252	33
Agricultural	—	—	—	—
Other	24	27	33	105

Total loans charged off	289	522	775	783

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	30	—	38	32
Construction/land development	98	15	98	15
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	154	53	251	73
Multifamily residential	60	—	60	—

Total real estate	342	68	447	120
Consumer	21	—	31	—
Commercial and industrial	42	9	63	24
Agricultural	—	—	—	—
Other	104	65	230	103

Total recoveries	509	142	771	247

Net (recoveries) loans charged off	(220)	380	4	536
Allowance for loan losses of acquired institution	—	2,362	—	7,104
Provision for loan losses	590	863	1,074	1,914

Balance, June 30	$25,245	$24,827	$25,245	$24,827

Net (recoveries) charge-offs to average loans	(0.07)%	0.17%	0.00%	0.13%
Allowance for loan losses to period-end loans	1.90	2.31	1.90	2.31
Allowance for loan losses to net (recoveries) charge-offs	(2,861)	1,629	312,969	2,297

     Allocated Allowance for Loan Losses. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories. Because a portion of our portfolio has not matured to the degree necessary to obtain reliable loss data from which to calculate estimated future losses, the unallocated portion of the allowance is an integral component of the total allowance. Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the imprecision inherent in estimating credit losses.
     The changes for the period ended June 30, 2006 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2005. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 10 presents the allocation of allowance for loan losses as of June 30, 2006 and December 31, 2005.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	June 30, 2006		December 31, 2005
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$7,343	32.0%	$7,202	34.1%
Construction/land development	6,864	28.6	5,544	24.2
Agricultural	591	1.0	407	1.1
Residential real estate loans:
Residential 1-4 family	3,312	17.0	3,317	18.4
Multifamily residential	362	2.6	423	2.9

Total real estate	18,472	81.2	16,893	80.7
Consumer	828	3.2	682	3.3
Commercial and industrial	4,003	13.1	4,059	14.6
Agricultural	815	1.7	505	0.7
Other	10	0.8	—	0.7
Unallocated	1,117	—	2,036	—

Total	$25,245	100.0%	$24,175	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2006, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $515.1 million as of June 30, 2006, compared to $530.3 million as of December 31, 2005. The estimated duration of our securities portfolio was 3.3 years as of June 30, 2006.
     As of June 30, 2006, $237.1 million, or 46.0%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $256.5 million, or 48.4%, of our available-for-sale securities as of December 31, 2005. To reduce our income tax burden, $100.6 million, or 19.5%, of our available-for-sale securities portfolio as of June 30, 2006, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.5 million, or 19.5%, of our available-for-sale securities as of December 31, 2005. Also, we had approximately $165.1 million, or 32.1%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2006, compared to $157.5 million, or 29.7%, of our available-for-sale securities as of December 31, 2005.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
     Table 11 presents the carrying value and fair value of investment securities as of June 30, 2006 and December 31, 2005.
Table 11: Investment Securities

	As of June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$171,947	$1	$(6,843)	$165,105
Mortgage-backed securities	248,097	3	(11,046)	237,054
State and political subdivisions	101,097	959	(1,430)	100,626
Other securities	12,631	—	(353)	12,278

Total	$533,772	$963	$(19,672)	$515,063

	As of December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

     Deposits
     Our deposits averaged $1.52 billion and $1.48 billion for the three-month and six-month periods ended June 30, 2006, respectively. Total deposits increased $92.1 million, or 6.5%, to $1.52 billion as of June 30, 2006, from $1.43 billion as of December 31, 2005. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2005 to 2006 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during those years combined with the acquisition of Marine Bancorp. Also, the acquisition of Marine Bancorp increased our average rate as a result of the higher interest rate environment in the Florida Keys.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2006 and 2005.
Table 12: Average Deposit Balances and Rates

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
		Average		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid	Amount	Paid
				(Dollars in thousands)
Non-interest-bearing transaction accounts	$221,723	—%	$161,431	—%	$217,453	—%	$152,508	—%
Interest-bearing transaction accounts	457,962	2.56	372,558	1.71	446,802	2.40	353,804	1.60
Savings deposits	77,115	1.58	44,385	0.79	80,921	1.63	40,216	0.65
Time deposits:
$100,000 or more	434,037	4.34	325,976	2.92	394,992	4.37	322,848	2.77
Other time deposits	324,212	3.99	235,779	2.81	342,145	3.63	228,668	2.67

Total	$1,515,049	2.95%	$1,140,129	2.00%	$1,482,313	2.81%	$1,098,044	1.91%

   FHLB and Other Borrowings
     Our FHLB and other borrowings were $126.3 million as of June 30, 2006. The outstanding balance for June 30, 2006, includes $8.3 million of short-term FHLB advances and $118.0 million of FHLB long-term advances. Our FHLB and other borrowings were $117.1 million as of December 31, 2005. The outstanding balance for December 31, 2005, includes $4.0 million of short-term advances and $113.1 million of long-term advances. Long-term borrowings consist of long-term FHLB borrowings and a line of credit with another financial institution. Our remaining FHLB borrowing capacity was $284.7 million and $222.3 million as of June 30, 2006 and December 31, 2005, respectively.
   Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on, trust preferred securities, were $44.7 million and $44.8 million as of June 30, 2006 and December 31, 2005, respectively.

     Table 13 reflects subordinated debentures as of June 30, 2006 and December 31, 2005, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	June 30,	December 31,
	2006	2005
	(In thousands)
Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,469	3,516
Subordinated debentures, due 2033, floating rate of 3.15% above the three- month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,708	$44,755

     The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. We wholly own the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures. Our obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by us of each respective trust’s obligations under the trust securities issued by each respective trust.
   Shareholders’ Equity
     As of June 30, 2006, our shareholders’ equity totaled $210.4 million, and our equity to asset ratio was 10.3%, compared to 8.7% as of December 31, 2005. Stockholders’ equity was $210.4 million at June 30, 2006 compared to $160.0 million at June 30, 2005, an increase of 31.5%. Book value per common share with preferred converted to common was $12.52 at June 30, 2006 compared to $11.54 at June 30, 2005, an 8.5% increase. The increases in stockholders’ equity and book value per share were primarily the result of the proceeds from the Company’s initial public offering, which took place on June 23, 2006, and retained earnings during the prior twelve months.
     Initial Public Offering. We priced our initial public offering of 2.5 million shares of common stock at $18.00 per share. We received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses. The underwriter’s of the Company’s initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective Wednesday, July 26, 2006. We received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions.

     Preferred Stock Conversion. During the third quarter of 2006, the Company’s Board of Directors authorized the redemption and conversion of the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock, effective as of August 1, 2006.
     The holder’s of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares, instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would be entitled to.
     The holder’s of shares of Class B Preferred Stock, received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006.
     After the exercise of the over-allotment and the conversion of the preferred stock, Home BancShares outstanding common stock increased to approximately 17.2 million shares.
     Stock Split. On May 31, 2005, we completed a three-for-one stock split effected in the form of a stock dividend. This resulted in issuing two additional shares of stock to the common shareholders for each share previously held. As a result of the stock split, the accompanying consolidated financial statements reflect an increase in the number of outstanding shares of common stock and the $78,000 transfer of the par value of these additional shares from capital surplus. All share and per share amounts have been restated to reflect the retroactive effect of the stock split, except for our capitalization.
     Cash Dividends. We declared cash dividends on our common stock, Class A preferred stock, and Class B preferred stock of $0.02, $0.06, and $0.14 per share, respectively for the three-month period ended June 30, 2006 and $0.04, $0.125, and $0.28 per share, respectively for the six-month period ended June 30, 2006. The common per share amounts are reflective of the three-for-one stock split during 2005.
Liquidity and Capital Adequacy Requirements
     Risk-Based Capital. We as well as our bank subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Furthermore, we are deemed by federal regulators to be a source of financial strength for White River Bancshares, despite owning only 20% of its equity. Failure to meet minimum capital requirements can initiate certain mandatory and other discretionary actions by regulators that, if enforced, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2006, and December 31, 2005 and 2004, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of June 30, 2006 and December 31, 2005.
Table 14: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$210,353	$165,857
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(43,979)	(44,516)
Qualifying minority interest	—	—
Unrealized loss on available-for-sale securities	11,350	7,903
Other	—	—

Total Tier 1 capital	220,724	172,244

Tier 2 capital
Qualifying allowance for loan losses	19,274	17,658
Other	—	—

Total Tier 2 capital	19,274	17,658

Total risk-based capital	$239,998	$189,902

Average total assets for leverage ratio	$1,947,769	$1,868,143

Risk weighted assets	$1,535,972	$1,406,131

Ratios at end of period
Leverage ratio	11.33%	9.22%
Tier 1 risk-based capital	14.37	12.25
Total risk-based capital	15.63	13.51
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
     As of the most recent notification from regulatory agencies, our bank subsidiaries were “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, our banking subsidiaries and we must maintain minimum leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiaries’ categories.

     Table 15 presents actual capital amounts and ratios as of June 30, 2006 and December 31, 2005, for our bank subsidiaries and us.
Table 15: Capital and Ratios

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of June 30, 2006
Leverage ratios:
Home BancShares	$220,724	11.33%	$77,926	4.00%	$	N/A	N/A	%
First State Bank	40,224	8.29	19,408	4.00		24,261	5.00
Community Bank	24,130	7.68	12,568	4.00		15,710	5.00
Twin City Bank	48,697	7.64	25,496	4.00		31,870	5.00
Marine Bank	23,176	7.55	12,279	4.00		15,348	5.00
Bank of Mountain View	15,011	7.98	7,524	4.00		9,405	5.00
Tier 1 capital ratios:
Home BancShares	$220,724	13.95%	$63,290	4.00%	$	N/A	N/A	%
First State Bank	40,224	9.35	17,208	4.00		25,812	6.00
Community Bank	24,130	9.87	9,779	4.00		14,669	6.00
Twin City Bank	48,697	10.21	19,078	4.00		28,617	6.00
Marine Bank	23,176	9.17	10,109	4.00		15,164	6.00
Bank of Mountain View	15,011	13.59	4,418	4.00		6,627	6.00
Total risk-based capital ratios:
Home BancShares	$239,998	15.63%	$122,840	8.00%	$	N/A	N/A	%
First State Bank	45,567	10.59	34,423	8.00		43,028	10.00
Community Bank	27,232	11.14	19,556	8.00		24,445	10.00
Twin City Bank	54,637	11.45	38,174	8.00		47,718	10.00
Marine Bank	26,219	10.37	20,227	8.00		25,284	10.00
Bank of Mountain View	15,752	14.26	8,837	8.00		11,046	10.00

As of December 31, 2005
Leverage ratios:
Home BancShares	$172,244	9.22%	$74,726	4.00%	$	N/A	N/A	%
First State Bank	38,572	8.44	18,281	4.00		22,851	5.00
Community Bank	23,129	7.59	12,189	4.00		15,236	5.00
Twin City Bank	51,679	8.07	25,615	4.00		32,019	5.00
Marine Bank	20,050	7.28	11,016	4.00		13,771	5.00
Bank of Mountain View	29,468	16.35	7,209	4.00		9,012	5.00
Tier 1 capital ratios:
Home BancShares	$172,244	12.25%	$56,243	4.00%	$	N/A	N/A	%
First State Bank	38,572	10.01	15,413	4.00		23,120	6.00
Community Bank	23,129	10.25	9,026	4.00		13,539	6.00
Twin City Bank	51,679	11.53	17,929	4.00		26,893	6.00
Marine Bank	20,050	9.08	8,833	4.00		13,249	6.00
Bank of Mountain View	29,468	29.75	3,962	4.00		5,943	6.00
Total risk-based capital ratios:
Home BancShares	$189,902	13.51%	$112,451	8.00%	$	N/A	N/A	%
First State Bank	43,362	11.26	30,808	8.00		38,510	10.00
Community Bank	26,010	11.53	18,047	8.00		22,559	10.00
Twin City Bank	57,248	12.77	35,864	8.00		44,830	10.00
Marine Bank	22,815	10.33	17,669	8.00		22,086	10.00
Bank of Mountain View	30,094	30.38	7,925	8.00		9,906	10.00

Non-GAAP Financial Measurements
     We had $47.9 million, $48.7 million, and $33.3 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2006, December 31, 2005 and June 30, 2005, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
GAAP net income	$3,636	$2,372	$7,152	$4,561
Intangible amortization after-tax	267	193	525	374

Cash earnings	$3,903	$2,565	$7,677	$4,935

GAAP diluted earnings per share	$0.25	$0.17	$0.49	$0.33
Intangible amortization after-tax	0.02	0.01	0.04	0.03

Diluted cash earnings per share	$0.27	$0.18	$0.53	$0.36

Table 17: Tangible Book Value Per Share

	As of	As of
	June 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share data)
Book value per common share: (A-B-C)/D	$12.49	$11.45
Book value per common share with preferred converted to common: A/(D+E+F)	12.52	11.63
Tangible book value per common share: (A-B-C-G-H)/D	9.23	7.43
Tangible book value per share with preferred converted to common: (A-G-H)/(D+E+F)	9.67	8.21

(A) Total shareholders’ equity	$210,353	$165,857
(B) Total preferred A shareholders’ equity	20,910	20,760
(C) Total preferred B shareholders’ equity	6,460	6,422
(D) Common shares outstanding	14,647	12,114
(E) Preferred A shares converted to common	1,651	1,639
(F) Preferred B shares converted to common	509	507
(G) Goodwill	37,527	37,527
(H) Core deposit and other intangibles	10,336	11,200

Table 18: Cash Return on Average Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Return on average assets: A/C	0.73%	0.63%	0.73%	0.63%
Cash return on average assets: B/(C-D)	0.81	0.69	0.81	0.69
(A) Net income	$3,636	$2,372	$7,152	$4,561
(B) Cash earnings	3,903	2,565	7,677	4,935
(C) Average assets	1,991,748	1,513,991	1,963,631	1,466,886
(D) Average goodwill, core deposits and other intangible assets	48,088	29,132	48,322	27,685
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	8.56%	6.24%	8.53%	6.07%
Return on average tangible equity: B/(C-D)	12.80	8.33	12.83	8.03
(A) Net income	$3,636	$2,372	$7,152	$4,561
(B) Cash earnings	3,903	2,565	7,677	4,935
(C) Average shareholders’ equity	170,414	152,582	168,998	151,641
(D) Average goodwill, core deposits and other intangible assets	48,088	29,132	48,322	27,685
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Equity to assets: A/B	10.29%	8.68%
Tangible equity to tangible assets: (A-C-D)/(B-C-D)	8.14	6.29

(A) Total assets	$2,043,487	$1,911,491
(B) Total shareholders’ equity	210,353	165,857
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	10,336	11,200

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   Liquidity and Market Risk Management
     Liquidity Management. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Our primary source of liquidity at our holding company is dividends paid by our bank subsidiaries. Applicable statutes and regulations impose restrictions on the amount of dividends that may be declared by our bank subsidiaries. Further, any dividend payments are subject to the continuing ability of the bank subsidiary to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.
     Each of our bank subsidiaries has potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers. Many of these obligations and commitments to fund future borrowings to our loans customers are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of June 30, 2006, our cash and due from bank balances were $50.5 million, or 2.5% of total assets, compared to $39.2 million, or 2.1% of total assets, as of December 31, 2005. Our available-for-sale investment securities, interest-bearing deposits with other banks, and Fed funds sold were $527.6 million as of June 30, 2006 and $542.8 million as of December 31, 2005.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $55.9 million and $46.5 million on an unsecured basis as of June 30, 2006 and December 31, 2005, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $126.3 million as of June 30, 2006 and $102.9 million as of December 31, 2005. The outstanding balance for June 30, 2006 and December 31, 2005, included $8.3 million and $3.8 million of short-term advances and $118.0 million and $99.1 million of FHLB long-term advances, respectively. Our FHLB borrowing capacity was $284.7 million and $222.3 million as of June 30, 2006 and December 31, 2005.
     We believe that we have sufficient liquidity to satisfy our current operations.
     Market Risk Management. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. We do not hold market risk sensitive instruments for trading purposes. The information provided should be read in connection with our audited consolidated financial statements.
     Asset/Liability Management. Our management actively measures and manages interest rate risk. The asset/liability committees of the boards of directors of our holding company and bank subsidiaries are also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.

     One of the tools that our management uses to measure short-term interest rate risk is a net interest income simulation model. This analysis calculates the difference between net interest income forecasted using base market rates and using a rising and a falling interest rate scenario. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.
     This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.
     Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.
     Interest Rate Sensitivity. Our primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. It is management’s goal to maximize net interest income within acceptable levels of interest rate and liquidity risks.
     A key element in the financial performance of financial institutions is the level and type of interest rate risk assumed. The single most significant measure of interest rate risk is the relationship of the repricing periods of earning assets and interest-bearing liabilities. The more closely the repricing periods are correlated, the less interest rate risk we assume. We use repricing gap and simulation modeling as the primary methods in analyzing and managing interest rate risk.
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2006, our gap position was relatively neutral with a one-year cumulative repricing gap of 2.1%, compared to 0.6% as of December 31, 2005. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not have a material positive or negative affect in the current environment of rising rates.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2006.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits
due from banks	$1,406	$—	$—	$—	$—	$—	$—	$1,406
Federal funds sold	11,102	—	—	—	—	—	—	11,102
Investment securities	17,886	13,521	34,987	60,097	80,278	152,314	155,980	515,063
Loans receivable	598,726	74,149	104,769	173,783	177,538	161,664	37,722	1,328,351

Total earning assets	629,120	87,670	139,756	233,880	257,816	313,978	193,702	1,855,922

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	237,890	—	—	—	40,796	106,722	145,911	531,319
Time deposits	89,946	151,164	150,602	240,908	81,230	42,980	240	757,070
Federal funds purchased	10,005	—	—	—	—	—	—	10,005
Securities sold under repurchase agreements	90,772	—	—	—	4,433	13,302	13,319	121,826
FHLB and other borrowed funds	22,256	27,190	3,358	21,500	30,793	13,336	7,886	126,319
Subordinated debentures	3	5,161	9	19	20,657	113	18,746	44,708

Total interest-bearing liabilities	450,872	183,515	153,969	262,427	177,909	176,453	186,102	1,591,247

Interest rate sensitivity gap	$178,248	$(95,845)	$(14,213)	$(28,547)	$79,907	$137,525	$7,600	$264,675

Cumulative interest rate sensitivity gap	$178,248	$82,403	$68,190	$39,643	$119,550	$257,075	$264,675
Cumulative rate sensitive assets to rate sensitive liabilities	139.5%	113.0%	108.6%	103.8%	109.7%	118.3%	116.6%
Cumulative gap as a % of total earning assets	9.6	4.4	3.7	2.1	6.4	13.9	14.3
Recent Accounting Pronouncements
     We adopted SFAS 123R on January 1, 2006. During the three and six months ended June 30, 2006, we recognized $89,000 and $205,000 of compensation cost, respectively. We expect to recognize total compensation cost of approximately $370,000 for stock options during 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of SFAS 123R.
     In February 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Accounting Standards No. 155 (“SFAS 155”) Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. It establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, is to simplify accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (QSPE) may hold. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

     In March 2006, the FASB issued Statement of Accounting Standards No. 156 (“SFAS 156”) Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. It establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective for fiscal years beginning after September 15, 2006. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.
     Presently, we are not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on our present or future financial statements.

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
     Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act report is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
          See the discussion of our risk factors in the Form S-1, as filed with the SEC.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
(a)	The following unregistered shares of common stock were issued during the period covered by this report pursuant to the exercise of stock options under the Company’s equity compensation plans:

	Date	Options		Total Purchase
Name	Exercised	Exercised	Option Price	Price

Dale Bruns	January 31, 2006	2,250	$7.33	$16,493
Dale Bruns	January 31, 2006	1,500	8.33	12,495
Dale Bruns	January 31, 2006	1,200	9.33	11,196
Dale Bruns	January 31, 2006	900	10.00	9,000
Dale Bruns	January 31, 2006	600	11.67	7,002
Dale Bruns	January 31, 2006	300	12.67	3,801
Dale Bruns	January 31, 2006	1,212	11.34	13,744
Dale Bruns	January 31, 2006	3,030	11.34	34,360
Dale Bruns	January 31, 2006	1,212	11.34	13,744
Holly McKenna	February 8, 2006	60	8.33	500
Sharon Loetscher	February 8, 2006	60	8.33	500
Crystal Hutchinson	February 8, 2006	600	7.33	4,398
Bill Brazil	February 24, 2006	2,250	7.33	16,493
Bill Brazil	February 24, 2006	1,000	8.33	8,330
Gwen Styles	April 7, 2006	600	7.33	4,398
Gwen Styles	April 7, 2006	300	8.33	2,499
Judy Massingill	April 7, 2006	600	7.33	4,398
Judy Massingill	April 7, 2006	900	8.33	7,497
Richard Clark	April 17, 2006	6,000	8.33	49,980
Richard Clark	April 17, 2006	6,060	10.31	62,479
Holly DeBoard	May 19, 2006	240	8.33	1,999
Andria Russaw	June 19, 2006	300	7.33	2,199
Sharon Davis	June 20, 2006	2,424	11.34	27,488
Arlene Lovelace	June 21, 2006	100	8.33	833
Dolley Brawner	June 23, 2006	90	10.00	900
     The foregoing shares of common stock were issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act of 1933, and are thus exempted from the registration requirements of such Act by virtue of Rule 701.
     (b) On June 22, 2006, the Company’s Registration Statement on Form S-1 covering the offering of 2,500,000 shares of the Company’s common stock, Commission file number 333-132427 was declared effective. The Company signed the underwriting agreement on June 22, 2005 and the offering closed on June 28, 2005. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed by Stephens Inc. (the principal Underwriter).

     On July 21, 2006, the principal Underwriter exercised an over-allotment option to purchase an additional 375,000 shares of the Company’s common stock. The total price to the public for the shares offered and sold by the Company, including the over-allotment, was $51.8 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $3.6 million of underwriting discounts and commissions and offering expenses of approximately $1.0 million.
     All of the foregoing expenses were direct or indirect payments to persons other than (i) directors, officers or their associates; (ii) persons owning ten percent (10%) or more of the Company’s common stock; or (iii) affiliates of the Company.
     The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting the foregoing expenses) were $47.2 million. Presently, the net proceeds are temporarily being held as available cash in our banking subsidiaries, which in turn allows them to use the proceeds in their normal day to day funding needs. There has been no material change in the planned use of proceeds from this initial public offering as described in the Company’s final prospectus filed with the SEC.
Item 3: Defaults Upon Senior Securities
     Not applicable
Item 4: Submission of Matters to a Vote of Security Holders
(a) The Company’s Annual Shareholders Meeting was held on June 16, 2006 in Conway, Arkansas.
(b) At that meeting, the shareholders elected for one-year terms all persons nominated for election as directors as set forth in the Company’s proxy statement dated June 2, 2006. The following table sets for the vote of the shareholders at the meeting with respect to the election of directors.

Name of		Against or		Broker
Candidate	For	Withheld	Abstentions	Non-votes
John W. Allison	12,143,815	—	—	—
Richard H. Ashley	12,143,815	—	—	—
Dale A. Bruns	12,143,815	—	—	—
Richard A. Buckheim	12,143,815	—	—	—
Jack E. Engelkes	12,143,815	—	—	—
Frank D. Hickingbotham	12,143,815	—	—	—
Herren C. Hickingbotham	12,143,815	—	—	—
James G. Hinkle	12,143,815	—	—	—
Alex R. Lieblong	12,138,053	5,762	—	—
C. Randall Sims	12,138,053	5,762	—	—
Ron W. Strother	12,138,053	5,762	—	—
William G. Thompson	12,138,053	5,762	—	—
(c) The shareholders voted upon and approved the 2006 Stock Option and Performance Incentive Plan. The vote on the proposal was as follows:

	Against or		Broker
For	Withheld	Abstentions	Non-votes
12,102,406	2,400	39,009	—

(d) The shareholders also voted upon and approved ratification of BKD, LLP as the Company’s independent accountants. The vote on the proposal was as follows:

	Against or		Broker
For	Withheld	Abstentions	Non-votes
12,143,515	300	—	—
Item 5: Other Information
     Not applicable
Item 6: Exhibits

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date: August 7, 2006	/s/ John W. Allison

John W. Allison, Chief Executive Officer

Date: August 7, 2006	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer