Form 10-Q
period 2006-09-30
HOME BANCSHARES INC
filed 2006-11-08
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
Commission File Number: 000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032

(Address of principal executive offices)	(Zip Code)
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
Common Stock Issued and Outstanding: 17,200,850 shares as of November 1, 2006.

HOME BANCSHARES, INC.
FORM 10Q
SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2006	December 31, 2005

	(Unaudited)
Assets
Cash and due from banks	$45,216	$39,248
Interest-bearing deposits with other banks	831	5,431

Cash and cash equivalents	46,047	44,679
Federal funds sold	31,081	7,055
Investment securities — available for sale	509,203	530,302
Loans receivable	1,387,279	1,204,589
Allowance for loan losses	(25,952)	(24,175)

Loans receivable, net	1,361,327	1,180,414
Bank premises and equipment, net	54,407	51,762
Foreclosed assets held for sale	732	758
Cash value of life insurance	7,008	6,850
Investments in unconsolidated affiliates	12,609	9,813
Accrued interest receivable	13,894	11,158
Deferred tax asset, net	9,043	8,821
Goodwill	37,527	37,527
Core deposit and intangibles	9,897	11,200
Other assets	20,723	11,152

Total assets	$2,113,498	$1,911,491

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$262,013	$209,974
Savings and interest-bearing transaction accounts	489,412	512,184
Time deposits	806,108	704,950

Total deposits	1,557,533	1,427,108
Federal funds purchased	—	44,495
Securities sold under agreements to repurchase	116,339	103,718
FHLB and other borrowed funds	157,117	117,054
Accrued interest payable and other liabilities	12,233	8,504
Subordinated debentures	44,686	44,755

Total liabilities	1,887,908	1,745,634
Stockholders’ equity:
Preferred stock A, par value $0.01 in 2006 and 2005; 2,500,000 shares authorized in 2006 and 2005; 0 and 2,076,195 shares issued and outstanding in 2006 and 2005, respectively	—	21
Preferred stock B, par value $0.01 in 2006 and 2005; 3,000,000 shares authorized in 2006 and 2005; 0 and 169,079 shares issued and outstanding in 2006 and 2005, respectively	—	2
Common stock, par value $0.01 in 2006 and 2005; 25,000,000 shares authorized in 2006 and 2005; shares issued and outstanding 17,196,231 in 2006 and 12,113,865 in 2005	172	121
Capital surplus	194,406	146,285
Retained earnings	37,496	27,331
Accumulated other comprehensive loss	(6,484)	(7,903)

Total stockholders’ equity	225,590	165,857

Total liabilities and stockholders’ equity	$2,113,498	$1,911,491

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2006	2005	2006	2005

Interest income:
Loans	$26,748	$18,628	$72,593	$44,362
Investment securities
Taxable	4,738	4,136	14,174	12,491
Tax-exempt	883	681	2,815	1,715
Deposits — other banks	38	29	103	58
Federal funds sold	51	131	393	164

Total interest income	32,458	23,605	90,078	58,790

Interest expense:
Interest on deposits	12,010	7,624	32,683	18,012
Federal funds purchased	178	104	636	330
FHLB and other borrowed funds	1,825	1,184	4,787	2,688
Securities sold under agreements to repurchase	1,258	717	3,122	1,727
Subordinated debentures	751	510	2,245	1,365

Total interest expense	16,022	10,139	43,473	24,122

Net interest income	16,436	13,466	46,605	34,668
Provision for loan losses	649	934	1,723	2,848

Net interest income after provision for loan losses	15,787	12,532	44,882	31,820

Non-interest income:
Service charges on deposit accounts	2,354	2,247	6,669	6,001
Other services charges and fees	541	600	1,736	1,555
Trust fees	166	109	487	348
Data processing fees	215	201	623	463
Mortgage banking income	435	549	1,285	1,210
Insurance commissions	153	148	642	531
Income from title services	233	247	752	605
Increase in cash value of life insurance	55	62	161	192
Dividends from FHLB, FRB & bankers’ bank	180	86	440	225
Equity in (loss) income of unconsolidated affiliates	(65)	53	(213)	(456)
Gain on sale of equity investment	—	465	—	465
Gain on sale of SBA loans	—	83	34	529
Gain on sale of premises and equipment	129	—	157	324
Gain (loss) on securities, net	—	(386)	1	(539)
Other income	302	32	924	198

Total non-interest income	4,698	4,496	13,698	11,651

Non-interest expense:
Salaries and employee benefits	7,376	6,549	22,123	17,573
Occupancy and equipment	2,223	1,815	6,351	4,774
Data processing expense	651	546	1,888	1,422
Other operating expenses	3,987	3,276	11,637	8,427

Total non-interest expense	14,237	12,186	41,999	32,196

Income before income taxes	6,248	4,842	16,581	11,275
Income tax expense	1,960	1,512	5,141	3,384

Net income available to all shareholders.	4,288	3,330	11,440	7,891
Less: Preferred stock dividends	49	161	359	421

Income available to common shareholders	$4,239	$3,169	$11,081	$7,470

Basic earnings per share	$0.26	$0.27	$0.82	$0.64

Diluted earnings per share	$0.25	$0.24	$0.74	$0.57

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2006 and 2005

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balances at January 1, 2005	$21	$—	$266	$90,455	$17,295	$(858)	$(569)	$106,610
Comprehensive income (loss):
Net income	—	—	—	—	7,891	—	—	7,891
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $2,243	—	—	—	—	—	(3,165)	—	(3,165)
Reclassification adjustment for gains included in income, net of tax effect of $382	—	—	—	—	—	539	—	539
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(4)	—	(4)

Comprehensive income								5,261
Three for one stock split	—	—	78	(78)	—	—	—	—
Reclassification for change in par value from $0.10 to $0.01 per share	—	—	(352)	352	—	—	—	—
Issuance of 3,750,813 common shares pursuant to acquisition of TC Bancorp	—	—	125	45,186	—	—	—	45,311
Issuance of 161,696 Preferred B shares pursuant to acquisition of Marine Bancorp, Inc.	—	2	—	6,255	—	—	—	6,257
Issuance of 335,526 common shares pursuant to acquisition of Mountain View Bancshares, Inc.	—	—	3	4,247	—	—	—	4,250
Net issuance of 7,569 shares of common stock from exercise of stock options	—	—	1	56	—	—	—	57
Issuance of 15,366 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Purchase of 10,676 shares of preferred stock A	—	—	—	(107)	—	—	—	(107)
Other activity	—	—	—	—	(61)	—	—	(61)
Cash dividends — Preferred Stock A, $0.1875 per share	—	—	—	—	(390)	—	—	(390)
Cash dividends — Preferred Stock B, $0.1875 per share	—	—	—	—	(31)	—	—	(31)
Cash dividends — Common Stock, $0.05 per share	—	—	—	—	(594)	—	—	(594)

Balances at September 30, 2005 (unaudited)	21	2	121	146,368	24,110	(3,488)	(569)	166,565
Comprehensive income (loss):
Net income	—	—	—	—	3,555	—	—	3,555
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $3,120	—	—	—	—	—	(4,401)	—	(4,401)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(14)	—	(14)

Comprehensive income (loss)								(860)
Issuance of 343 Preferred B shares pursuant to acquisition of Marine Bancorp, Inc.	—	—	—	12	—	—	—	12
Net issuance of 32,472 shares of common stock from exercise of stock options	—	—	—	400	—	—	—	400
Issuance of 7,040 shares of preferred stock B from exercise of stock options	—	—	—	130	—	—	—	130
Purchase of 5,613 shares of preferred stock A	—	—	—	(56)	—	—	—	(56)
Retirement of treasury stock	—	—	—	(569)	—	—	569	—
Other activity	—	—	—	—	61	—	—	61
Cash dividends — Preferred Stock A, $0.0625 per share	—	—	—	—	(130)	—	—	(130)
Cash dividends — Preferred Stock B, $0.1425 per share	—	—	—	—	(23)	—	—	(23)
Cash dividends — Common Stock, $0.02 per share	—	—	—	—	(242)	—	—	(242)

Balances at December 31, 2005	21	2	121	146,285	27,331	(7,903)	—	165,857
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Nine Months Ended September 30, 2006 and 2005

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Comprehensive income (loss):
Net income	—	—	—	—	11,440	—	—	11,440
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $903	—	—	—	—	—	1,409	—	1,409
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	10	—	10

Comprehensive income								12,859
Conversion of 2,090,812 shares of preferred stock A to 1,650,489 shares of common stock	(21)		17	2	—	—	—	(2)
Conversion of 169,760 shares of preferred stock B to 509,280 shares of common stock	—	(2)	5	(3)	—	—	—	—
Issuance of 2,875,000 shares of common stock from Initial Public Offering, net of offering costs of $4,545	—	—	29	47,176	—	—	—	47,205
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	—	8
Net issuance of 47,597 shares of common stock from exercise of stock options	—	—	—	446	—	—	—	446
Tax benefit from stock options exercised	—	—	—	187	—	—	—	187
Share-based compensation	—	—	—	303	—	—	—	303
Cash dividends — Preferred Stock A, $0.1458 per share	—	—	—	—	(303)	—	—	(303)
Cash dividends — Preferred Stock B, $0.3325 per share	—	—	—	—	(56)	—	—	(56)
Cash dividends — Common Stock, $0.065 per share	—	—	—	—	(916)	—	—	(916)

Balances at September 30, 2006 (unaudited)	$—	$—	$172	$194,406	$37,496	$(6,484)	$—	$225,590

(1)	All share and per share amounts have been restated to reflect the effect of the 2005 three for one stock split.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2006	2005

	(Unaudited)

Operating Activities
Net income	$11,440	$7,891
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,416	2,186
Amortization/Accretion	1,861	1,936
Share-based compensation	303	—
Tax benefits from stock options exercised	187	—
Gain on sale of assets	(443)	(440)
Provision for loan losses	1,723	2,848
Deferred income tax benefit	(1,121)	(268)
Equity in loss of unconsolidated affiliates	213	456
Increase in cash value of life insurance	(161)	(192)
Originations of mortgage loans held for sale	(67,353)	(44,604)
Proceeds from sales of mortgage loans held for sale	67,965	43,572
Changes in assets and liabilities:
Accrued interest receivable	(2,736)	(263)
Other assets	(9,568)	189
Accrued interest payable and other liabilities	3,916	(1,819)

Net cash provided by operating activities	9,642	11,492

Investing Activities
Net (increase) decrease in federal funds sold	(24,026)	(5,437)
Net (increase) decrease in loans	(185,106)	(132,198)
Purchases of investment securities available for sale	(88,944)	(102,645)
Proceeds from maturities of investment securities available for sale	110,725	134,135
Proceeds from sales of investment securities available for sale	1,000	58,849
Proceeds from sale of loans	540	6,000
Proceeds from foreclosed assets held for sale	1,626	785
Purchases of premises and equipment, net	(5,900)	(2,934)
Acquisition of financial institution, net funds disbursed	—	(31,362)
Investments in unconsolidated affiliates	(3,000)	(9,091)

Net cash used in investing activities	(193,085)	(83,898)

Financing Activities
Net increase (decrease) in deposits	130,425	72,640
Net increase (decrease) in securities sold under agreements to repurchase	12,621	38,130
Net increase (decrease) in federal funds purchased	(44,495)	(7,950)
Net increase (decrease) in FHLB and other borrowed funds	54,063	5,959
Repayment of line of credit	(14,000)	—
Repurchase of stock	—	(107)
Proceeds from initial public offering, net	47,205	—
Proceeds from exercise of stock options	456	59
Tax benefits from stock options exercised	(187)	—
Conversion of preferred stock A fractional shares	(2)	—
Dividends paid	(1,275)	(1,015)

Net cash provided by financing activities	184,811	107,716

Net change in cash and due from banks	1,368	35,310
Cash and cash equivalents — beginning of year	44,679	19,813

Cash and cash equivalents — end of period	$46,047	$55,123

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
Investments in Unconsolidated Affiliates
      The Company has a 20.0% investment in White River Bancshares, Inc. (WRBI), which at September 30, 2006 totaled $11.3 million. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in the three and nine months ended September 30, 2006 totaled $65,000 and $213,000, respectively. The Company’s share of WRBI operating gain included in non-interest income in the three months ended September 30, 2005 totaled $53,000. The Company’s share of WRBI operating loss included in non-interest income in the nine months ended September 30, 2005 totaled $456,000. The Company’s share of WRBI unrealized loss on investment securities available for sale at September 30, 2006 amounted to $8,000. Although the Company purchased 20% of the common stock of WRBI on January 3, 2005, WRBI did not begin operations until May 1, 2005. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.

      The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at September 30, 2006 and December 31, 2005, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
      The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of September 30, 2006 and 2005, and for the three-month and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Assets	$373,534	$193,480	$373,534	$193,480
Liabilities	315,975	149,163	315,975	149,163
Equity	57,559	44,317	57,559	44,317
Net income (loss)	(319)	(340)	(992)	(1,978)
Interim financial information
      The accompanying unaudited consolidated financial statements as of September 30, 2006 and 2005 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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
Earnings per Share
      Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Net income available to all shareholders	$4,288	$3,330	$11,440	$7,891
Less: Preferred stock dividends	(49)	(161)	(359)	(421)

Income available to common shareholders	$4,239	$3,169	$11,081	$7,470

Average shares outstanding	16,361	11,855	13,585	11,782
Effect of common stock options	192	81	134	81
Effect of preferred stock options	10	24	22	24
Effect of preferred stock conversions	728	2,133	1,674	2,129

Diluted shares outstanding	17,291	14,093	15,415	14,016

Basic earnings per share	$0.26	$0.27	$0.82	$0.64
Diluted earnings per share	$0.25	$0.24	$0.74	$0.57

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
      On January 3, 2005, HBI purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. At December 31, 2005, White River Bancshares had approximately $184.7 million in total assets, $131.3 million in total loans and $130.3 million in total deposits. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006.
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

3. Investment Securities
      The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$173,285	$42	$(3,864)	$169,463
Mortgage-backed securities	234,235	21	(7,482)	226,774
State and political subdivisions	99,860	1,412	(602)	100,670
Other securities	12,549	—	(253)	12,296

Total	$519,929	$1,475	$(12,201)	$509,203

	December 31, 2005
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

      Assets, principally investment securities, having a carrying value of approximately $286.2 million and $276.1 million at September 30, 2006 and December 31, 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $116.3 million and $103.7 million at September 30, 2006 and December 31, 2005, respectively.
      During the three months ended September 30, 2006, no available for sale securities were sold. During the nine months ended September 30, 2006, $1.0 million in available for sale securities were sold. The gross realized gains on such sales totaled $1,000 for the nine-month period ended September 30, 2006. During the three-month and nine-month periods ended September 30, 2005, investment securities available for sale with a fair value at the date of sale of approximately $28.9 million and $58.8 million were sold, respectively. No gross realized gains resulted from such sales for the three-month period ended September 30, 2005. The gross realized gains on such sales totaled $48,000 for the nine-month period ended September 30, 2005. The gross realized loss on such sales totaled $386,000 and $587,000 for the three-month and nine-month periods ended September 30, 2005, respectively. The income tax expense related to net security gains was $19,000 for the nine-month period ended September 30, 2005. The income tax benefit related to net security losses was $151,000 and $230,000 for the three-month and nine-month periods ended September 30, 2005, respectively.
      The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, EITF 03-1, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other than temporary, impairment is identified.

4: Loans receivable and Allowance for Loan Losses
      The various categories of loans are summarized as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$454,227	$411,839
Construction/land development	394,036	291,515
Agricultural	11,598	13,112
Residential real estate loans
Residential 1-4 family	228,347	221,831
Multifamily residential	34,527	34,939

Total real estate	1,122,735	973,236
Consumer	43,716	39,447
Commercial and industrial	181,673	175,396
Agricultural	26,439	8,466
Other	12,716	8,044

Total loans receivable before allowance for loan losses	1,387,279	1,204,589
Allowance for loan losses	25,952	24,175

Total loans receivable, net	$1,361,327	$1,180,414

The following is a summary of activity within the allowance for loan losses:

	2006	2005
	(In thousands)
Balance, beginning of year	$24,175	$16,345
Additions
Provision charged to expense	1,723	2,848
Allowance for loan losses of acquired institutions	—	7,764

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $1,039 and $402 for the first nine months of 2006 and 2005, respectively	(54)	3,705

Balance, September 30	$25,952	23,252

Additions
Provision charged to expense		979

Net loans charged off
Losses charged to allowance, net of recoveries of $448 for the last three months of 2005		56

Balance, end of year		$24,175

      At September 30, 2006 and December 31, 2005, accruing loans delinquent 90 days or more totaled $879,000 and $426,000, respectively. Non-accruing loans at September 30, 2006 and December 31, 2005 were $5.3 million and $7.9 million, respectively.

      During the three-month period ended September 30, 2006, the Company did not sell any of the guaranteed portion of SBA loans. During the three-month period ended September 30, 2005, the Company sold $1.1 million of the guaranteed portion of certain SBA loans, which resulted in gains of $83,000. During the nine-month periods ended September 30, 2006 and 2005, the Company sold $506,000 and $5.5 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in gains of $34,000 and $529,000 during 2006 and 2005, respectively.
      Mortgage loans held for resale of approximately $2.4 million and $3.0 million at September 30, 2006 and December 31, 2005, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
      At September 30, 2006 and December 31, 2005, impaired loans totaled $8.7 million and $5.1 million, respectively. As of September 30, 2006 and 2005, average impaired loans were $6.2 million and $9.3 million, respectively. All impaired loans had designated reserves for possible loan losses. Interest recognized on impaired loans during 2006 and 2005 was immaterial.
5: Goodwill and Core Deposit Intangibles
      Changes in the carrying amount and accumulated amortization of the Company’s core deposit intangibles at September 30, 2006 and December 31, 2005, were as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	3,560	2,257

Net carrying amount	$9,897	$11,200

      Core deposit intangible amortization for the three months ended September 30, 2006 and 2005 was approximately $439,000 and $392,000, respectively. Core deposit intangible amortization for the nine months ended September 30, 2006 and 2005 was approximately $1.3 million and $1.0 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposit for each of the years 2006 through 2010 is $1.7 million.
      The carrying amount of the Company’s goodwill was $37.5 million at September 30, 2006 and December 31, 2005. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
      The aggregate amount of time deposits with a minimum denomination of $100,000 was $458.5 million and $403.0 million at September 30, 2006 and December 31, 2005, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.0 million and $3.2 million for the three months ended September 30, 2006 and 2005, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $13.6 million and $7.6 million for the nine months ended September 30, 2006 and 2005, respectively.
      Deposits totaling approximately $186.0 million and $236.1 million at September 30, 2006 and December 31, 2005, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

7: FHLB and Other Borrowed Funds
      The Company’s FHLB and other borrowed funds were $157.1 million and $117.1 million at September 30, 2006 and December 31, 2005, respectively. The outstanding balance for September 30, 2006 includes $35.1 million of short-term advances and $122.0 million of long-term advances. The outstanding balance for December 31, 2005 includes $4.0 million of short-term advances and $113.1 million of long-term advances. Short-term borrowings consist of U.S. TT&L notes and short-term FHLB borrowings. Long-term borrowings consist of long-term FHLB borrowings and a line of credit with another financial institution.
Long-term borrowings at September 30, 2006 and December 31, 2005 consisted of the following components:

	September 30,	December 31,
	2006	2005
	(In thousands)
Line of Credit, due 2009, at a floating rate of 0.75% below Prime, secured by bank stock	$—	$14,000
FHLB advances, due 2006 to 2020, 1.98% to 5.96% secured by residential real estate loans	121,955	99,118

Total long-term borrowings	$121,955	$113,118

8: Subordinated Debentures
      Subordinated Debentures at September 30, 2006 and December 31, 2005 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30,	December 31,
	2006	2005
	(In thousands)
Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,447	3,516
Subordinated debentures, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,686	$44,755

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
9: Income Taxes
      The following is a summary of the components of the provision for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)
Current:
Federal	$1,859	$2,021	$5,224	$3,607
State	369	401	1,038	717

Total current	2,228	2,422	6,262	4,324

Deferred:
Federal	(224)	(759)	(935)	(784)
State	(44)	(151)	(186)	(156)

Total deferred	(268)	(910)	(1,121)	(940)

Provision for income taxes	$1,960	$1,512	$5,141	$3,384

      The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.51)	(4.92)	(5.48)	(5.32)
Cash surrender value of life insurance	(0.30)	(0.45)	(0.34)	(0.59)
State taxes	2.37	2.04	2.12	2.08
Other	(1.19)	(0.44)	(0.29)	(1.16)

Effective income tax rate	31.37%	31.23%	31.01%	30.01%

      The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$10,041	$9,229
Deferred compensation	245	249
Defined benefit pension plan	109	109
Stock options	124	—
Non-accrual interest income	480	466
Investment in unconsolidated subsidiary	420	336
Unrealized loss on securities	4,206	5,105
Other	179	349

Gross deferred tax assets	15,804	15,843

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,116	2,237
Core deposit intangibles	3,716	4,211
Market value of cash flow hedge	29	25
FHLB dividends	515	393
Other	385	156

Gross deferred tax liabilities	6,761	7,022

Net deferred tax assets	$9,043	$8,821

10: Common Stock and Stock Compensation Plans
      On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock. The conversion of the preferred stock increased the Company’s outstanding common stock by approximately 2.2 million shares.
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
      On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was $723,000 as of September 30, 2006.
      The following table presents the required pro forma disclosures related to net income for the three months and nine months ended September 30, 2005 for the options granted:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In thousands except per share data)
Basic pro forma
Net income available to common shareholders — as reported	$3,169	$7,470
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	196	232

Net income available to common shareholders — pro forma	$2,973	$7,238

Basic earnings per share — as reported	$0.27	$0.64
Basic earnings per share — pro forma	0.25	0.61

Diluted pro forma
Net income — as reported	$3,330	$7,891
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	196	232

Net income — pro forma	$3,134	$7,659

Diluted earnings per share — as reported	$0.24	$0.57
Diluted earnings per share — pro forma	0.22	0.55

      As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2006, are $98,000 and $67,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the nine months ended September 30, 2006, are $303,000 and $209,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share were not impacted by SFAS 123(R) for the three months ended September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2006, would have been $0.83 and $0.76, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.82 and $0.74, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period.
      The table below summarized the transactions under the Company’s stock option plans (split adjusted) at September 30, 2006 and December 31, 2005 and changes during the nine-month period and year then ended, respectively:

	For Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	630	$9.50	453	$9.46
Granted	409	14.19	75	12.67
Converted options of preferred stock A	9	8.66	—	—
Converted options of preferred stock B	71	6.36	—	—
Options of acquired institution	—	—	168	10.80
Forfeited	(30)	12.97	(23)	8.78
Exercised	(48)	9.42	(43)	11.48

Outstanding, end of period	1,041	11.37	630	10.07

Exercisable, end of period	557	$9.24	497	$9.50

      The weighted-average fair value of options granted during the nine months ended September 30, 2006 and year-ended December 31, 2005, was $3.39 and $3.90, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For Nine Months Ended	For the Year Ended
	September 30, 2006	December 31, 2005
Expected dividend yield	0.59%	0.63%
Expected stock price volatility	9.23%	10.00%
Risk-free interest rate	4.80%	4.39%
Expected life of options	6.3 years	10.0 years

      The following is a summary of currently outstanding and exercisable options at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$6.14 to $6.68	69	5.5	$6.37	69	$6.37
$7.33 to $8.66	220	5.5	7.47	218	7.47
$9.33 to $10.31	116	7.1	10.14	104	10.18
$11.34 to $11.67	71	8.6	11.41	62	11.37
$12.67 to $12.67	184	10.2	12.67	101	12.67
$13.18 to $13.18	329	9.5	13.18	3	13.18
$21.17 to $21.17	52	12.9	21.17	—	—

	1,041			557

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
11. Non-Interest Expense
      The table below shows the components of non-interest expense for three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Salaries and employee benefits	$7,376	$6,549	$22,123	$17,573
Occupancy and equipment	2,223	1,815	6,351	4,774
Data processing expense	651	546	1,888	1,422
Other operating expenses:
Advertising	568	490	1,738	1,485
Amortization of intangibles	439	392	1,303	1,028
ATM expense	152	104	430	313
Directors’ fees	203	136	609	323
Due from bank service charges	91	68	245	214
FDIC and state assessment	142	112	394	357
Insurance	285	129	741	372
Legal and accounting	191	323	747	764
Other professional fees	204	81	487	304
Operating supplies	202	189	684	502
Postage	171	140	500	407
Telephone	251	182	755	453
Other expense	1,088	930	3,004	1,905

Total other operating expenses	3,987	3,276	11,637	8,427

Total non-interest expense	$14,237	$12,186	$41,999	$32,196

12: Concentration of Credit Risks
      The Company’s primary market area is in central Arkansas, north central Arkansas, northwest Arkansas and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
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
      At September 30, 2006 and December 31, 2005, commitments to extend credit of $250.7 million and $266.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
      Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2006 and December 31, 2005, is $20.2 million and $21.0 million, respectively.
      The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
15: Regulatory Matters
      The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of special dividends paid by the Company’s subsidiary banks during to 2005 to help provide cash for the Marine Bancorp, Inc. and Mountain View Bancshares, Inc. acquisitions, the Company’s subsidiary banks did not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at September 30, 2006.

      The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2006, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.48%, 14.39%, and 15.64%, respectively, as of September 30, 2006.
16: Additional Cash Flow Information
      In connection with the Twin City Bancorp acquisition accounted for using the purchase method, the Company acquired approximately $633 million in assets, assumed $569 million in liabilities, issued $45 million of equity and received net funds of $9 million during the nine months ended September 30, 2005. In connection with the Marine Bancorp acquisition accounted for using the purchase method, the Company acquired approximately $258 million in assets, assumed $252 million in liabilities, issued $6 million of equity and paid net funds of $3 million during the nine months ended September 30, 2005. In connection with the Mountain View Bancshares acquisition accounted for using the purchase method, the Company acquired approximately $203 million in assets, assumed $199 million in liabilities, issued $4 million of equity and received net funds of $25 million during the three months ended September 30, 2005. The Company paid interest and taxes during the three and nine months ended as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Interest paid	$15,528	$10,086	$42,354	$23,219
Income taxes paid	1,100	1,900	4,520	5,350
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2006 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005 and statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.
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
November 2, 2006

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
General
      We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of September 30, 2006, we had, on a consolidated basis, total assets of $2.11 billion, loans receivable of $1.39 billion, total deposits of $1.56 billion, and shareholders’ equity of $225.6 million.
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
Key Financial Measures

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Total assets	$2,113,498	$1,932,077	$2,113,498	$1,932,077
Loans receivable	1,387,279	1,185,494	1,387,279	1,185,494
Total deposits	1,557,533	1,484,416	1,557,533	1,484,416
Net income	4,288	3,330	11,440	7,891
Basic earnings per share	0.26	0.27	0.82	0.64
Diluted earnings per share	0.25	0.24	0.74	0.57
Diluted cash earnings per share (1)	0.26	0.26	0.79	0.62
Annualized net interest margin — FTE	3.57%	3.38%	3.54%	3.32%
Efficiency ratio	63.72	63.90	65.66	65.55
Annualized return on average assets	0.83	0.74	0.77	0.67
Annualized return on average equity	7.81	8.20	8.25	6.81

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
      Our net income increased $958,000, or 28.8%, to $4.3 million for the three-month period ended September 30, 2006, from $3.3 million for the same period in 2005. For the nine months ended September 30, 2006, net income increased 45.0% to $11.4 million compared to $7.9 million for the same period in 2005. On a diluted earnings per share basis, our net earnings increased 4.2% to $0.25 for the three-month period ended September 30, 2006, as compared to $0.24 for the same period in 2005. Diluted earnings per share increased to $0.74 per share for the nine months ended September 30, 2006 compared to $0.57 for the same period in 2005. The increase in earnings for the three months ended September 30, 2006 is primarily associated with our acquisition of Mountain View Bancshares during the third quarter of 2005, combined with organic growth of our bank subsidiaries. The increase in earnings for the nine months ended September 30, 2006 is primarily associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares during the second and third quarters of 2005, respectively, combined with organic growth of our bank subsidiaries.
      Our return on average equity was 7.81% and 8.25% for the three and nine months ended September 30, 2006, compared to 8.20% and 6.81% for the same periods in 2005, respectively. While net income for the three months ended September 30, 2006 increased, return on average equity decreased as a result of the $56.8 million increase in average stockholders’ equity from the net proceeds of our initial public offering and retained earnings for the twelve months. The increase for the nine months ended September 30, 2006 was primarily due to the $3.5 million increase in net income compared to the same period in 2005.
      Our return on average assets was 0.83% and 0.77% for the three and nine months ended September 30, 2006, compared to 0.74% and 0.67% for the same periods in 2005, respectively. The increase was primarily due to the $958,000 and $3.5 million increase in net income for the three and nine months ended September 30, 2006, respectively, compared to the same period in 2005.
      Our net interest margin was 3.57% and 3.54% for the three and nine months ended September 30, 2006, compared to 3.38% and 3.32% for the same periods in 2005, respectively. Competitive pressures and a slightly inverted yield curve have put pressure on our net interest margin. Yet, we were able to improve the net interest margin. The improvements were due to organic loan growth and the net proceeds from our initial public offering combined with the acquisitions during 2005.
      Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 63.72% and 65.66% for three and nine months ended September 30, 2006, compared to 63.90% and 65.55% for the same periods in 2005, respectively.
      Our total assets increased $202.0 million, an annualized growth of 14.1%, to $2.11 billion as of September 30, 2006, from $1.91 billion as of December 31, 2005. Our loan portfolio increased $182.7 million, an annualized growth of 20.3%, to $1.39 billion as of September 30, 2006, from December 31, 2005. Shareholders’ equity increased $59.7 million, an annualized growth of 48.2%, to $225.6 million as of September 30, 2006, compared to $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $47.2 million proceeds from our initial public offering and retained earnings during 2006.
      As of September 30, 2006, our asset quality improved as non-performing loans declined to $6.2 million, or 0.45%, of total loans from $8.3 million, or 0.69%, of total loans as of December 31, 2005. The allowance for loan losses as a percent of non-performing loans increased to 416.83% as of September 30, 2006, compared to 291.62% from December 31, 2005. These ratios reflect the continuing commitment of our management to improve and maintain sound asset quality.
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

      We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, investments, intangible assets, income taxes and stock options.
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
      Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for loan losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least nine months, and we reasonably expect to collect all principal and interest.
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
      In our continuing evaluation of our growth plans for the Company, we believe our best prospects include bank acquisitions and de novo branching. Bank acquisitions provide us the greatest opportunity for immediate earnings per share improvement. However, the current market multiples for bank acquisitions make it difficult to accomplish an acquisition without dilution to tangible book value. In comparison, de novo branching usually creates dilution to earnings per share in the short term but does not create the burden of tangible book value dilution. We will continue to evaluate what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
De Novo Branching
      We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2006, the Company opened four de novo branch locations plus Arkansas’s only mobile branch. These branch locations are located in the Arkansas communities of Searcy and Beebe plus Port Charlotte and Marco Island, Florida. Presently, the Company has three pending Florida de novo branch locations in Key West, Key Largo, and Punta Gorda. These locations are scheduled to open in three to six months.
Results of Operations
      Our net income increased $958,000, or 28.8%, to $4.3 million for the three-month period ended September 30, 2006, from $3.3 million for the same period in 2005. For the nine months ended September 30, 2006, net income increased 45.0% to $11.4 million compared to $7.9 million for the same period in 2005. On a diluted earnings per share basis, our net earnings increased 4.2% to $0.25 for the three-month period ended September 30, 2006, as compared to $0.24 for the same period in 2005. Diluted earnings per share increased to $0.74 per share for the nine months ended September 30, 2006 compared to $0.57 for the same period in 2005. The increase in earnings for the three months ended September 30, 2006 is primarily associated with our acquisition of Mountain View Bancshares during the third quarter of 2005, combined with organic growth of our bank subsidiaries. The increase in earnings for the nine months ended September 30, 2006 is primarily associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares during the second and third quarters of 2005, respectively, combined with organic growth of our bank subsidiaries.
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

      Net interest income on a fully taxable equivalent basis increased $3.0 million, or 21.5%, to $17.0 million for the three-month period ended September 30, 2006, from $14.0 million for the same period in 2005. This increase in net interest income was the result of an $8.9 million increase in interest income offset by $5.9 million increase in interest expense. The $8.9 million increase in interest income was primarily the result of organic growth of our bank subsidiaries and a $118.0 million increase in average earning assets associated with our acquisition of Mountain View Bancshares, Inc. during the third quarter of 2005, combined with higher short-term interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $4.6 million, and the rising rate environment resulted in a $4.3 million increase in interest income for the three-month period ended September 30, 2006. The $5.9 million increase in interest expense for the three-month period ended September 30, 2006, is primarily the result of organic growth of our bank subsidiaries and a $110.4 million increase in average interest-bearing liabilities associated with our acquisition of Mountain View Bancshares, Inc. during the third quarter of 2005, respectively, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $1.6 million. The rising rate environment resulted in a $4.3 million increase in interest expense for the three-month period ended September 30, 2006.
      Net interest income on a fully taxable equivalent basis increased $12.4 million, or 34.5%, to $48.3 million for the nine-month period ended September 30, 2006, from $35.9 million for the same period in 2005. This increase in net interest income was the result of a $31.7 million increase in interest income offset by $19.4 million increase in interest expense. The $31.7 million increase in interest income was primarily the result of organic growth of our bank subsidiaries and a $337.7 million increase in average earning assets associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarters of 2005, respectively, combined with higher short-term interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $20.3 million, and the rising rate environment resulted in a $11.4 million increase in interest income for the nine-month period ended September 30, 2006. The $19.4 million increase in interest expense for the nine-month period ended September 30, 2006, is primarily the result of organic growth of our bank subsidiaries and a $266.4 million increase in average interest-bearing liabilities associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during the second and third quarters of 2005, respectively, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $7.7 million. The rising rate environment resulted in a $11.7 million increase in interest expense for the nine-month period ended September 30, 2006.

      Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2006 and 2005, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2006, compared to the same period in 2005.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Interest income	$32,458	$23,605	$90,078	$58,790
Fully taxable equivalent adjustment	521	494	1,676	1,231

Interest income — fully taxable equivalent	32,979	24,099	91,754	60,021
Interest expense	16,022	10,139	43,473	24,122

Net interest income — fully taxable equivalent	$16,957	$13,960	$48,281	$35,899

Yield on earning assets — fully taxable equivalent	6.95%	5.84%	6.73%	5.56%
Cost of interest-bearing liabilities	4.04	2.86	3.75	2.60
Net interest spread — fully taxable equivalent	2.91	2.98	2.98	2.96
Net interest margin — fully taxable equivalent	3.57	3.38	3.54	3.32
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006 vs. 2005	2006 vs. 2005
	(In thousands)
Increase in interest income due to change in earning assets	$4,606	$20,334
Increase in interest income due to change in earning asset yields	4,274	11,399
Increase in interest expense due to change in interest-bearing liabilities	1,622	7,706
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	4,261	11,645

Increase in net interest income	$2,997	$12,382

      Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,927	$38	5.15%	$2,932	$29	3.92%
Federal funds sold	3,887	51	5.21	14,975	131	3.47
Investment securities — taxable	418,753	4,738	4.49	432,441	4,136	3.79
Investment securities - non-taxable	91,931	1,361	5.87	66,790	1,116	6.63
Loans receivable	1,364,587	26,791	7.79	1,119,786	18,687	6.62

Total interest-earning assets	1,882,085	32,979	6.95	1,636,924	24,099	5.84

Non-earning assets	177,846			145,753

Total assets	$2,059,931			$1,782,677

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$473,482	$3,358	2.81%	$482,349	$2,569	2.11%
Time deposits	769,271	8,652	4.46	666,041	5,055	3.01

Total interest-bearing deposits	1,242,753	12,010	3.83	1,148,390	7,624	2.63
Federal funds purchased	13,232	178	5.34	11,369	104	3.63
Securities sold under agreement to repurchase	118,796	1,258	4.20	92,686	717	3.07
FHLB and other borrowed funds	153,921	1,825	4.70	126,741	1,184	3.71
Subordinated debentures	44,699	751	6.67	29,326	510	6.90

Total interest-bearing liabilities	1,573,401	16,022	4.04	1,408,512	10,139	2.86

Non-interest bearing liabilities
Non-interest-bearing deposits	256,407			193,903
Other liabilities	12,179			19,156

Total liabilities	1,841,987			1,621,571
Shareholders’ equity	217,944			161,106

Total liabilities and shareholders’ equity	$2,059,931			$1,782,677

Net interest spread			2.91%			2.98%
Net interest income and margin		$16,957	3.57		$13,960	3.38

	Nine Months Ended September 30,
	2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,916	$103	4.72%	$2,741	$58	2.83%
Federal funds sold	11,062	393	4.75	6,722	164	3.26
Investment securities — taxable	426,549	14,174	4.44	445,178	12,491	3.75
Investment securities - non-taxable	92,179	4,367	6.33	52,848	2,799	7.08
Loans receivable	1,289,594	72,717	7.54	936,917	44,509	6.35

Total interest-earning assets	1,822,300	91,754	6.73	1,444,406	60,021	5.56

Non-earning assets	173,821			129,014

Total assets	$1,996,121			$1,573,420

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$488,386	$9,323	2.55%	$423,787	$5,502	1.74%
Time deposits	747,782	23,360	4.18	590,111	12,510	2.83

Total interest-bearing deposits	1,236,168	32,683	3.53	1,013,898	18,012	2.38
Federal funds purchased	17,221	636	4.94	14,496	330	3.04
Securities sold under agreement to repurchase	107,798	3,122	3.87	78,441	1,727	2.94
FHLB and other borrowed funds	141,994	4,787	4.51	104,787	2,688	3.43
Subordinated debentures	44,722	2,245	6.71	26,497	1,365	6.89

Total interest-bearing liabilities	1,547,903	43,473	3.75	1,238,119	24,122	2.60

Non-interest bearing liabilities
Non-interest-bearing deposits	251,823			166,458
Other liabilities	10,903			13,952

Total liabilities	1,810,629			1,418,529
Shareholders’ equity	185,492			154,891

Total liabilities and shareholders’ equity	$1,996,121			$1,573,420

Net interest spread			2.98%			2.96%
Net interest income and margin		$48,281	3.54		$35,899	3.32

      Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2006 compared to the same period in 2005, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006 over 2005			2006 over 2005
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$—	$9	$9	$4	$41	$45
Federal funds sold	(126)	46	(80)	134	95	229
Investment securities — taxable	(135)	737	602	(541)	2,224	1,683
Investment securities — non- taxable	383	(138)	245	1,890	(322)	1,568
Loans receivable	4,484	3,620	8,104	18,847	9,361	28,208

Total interest income	4,606	4,274	8,880	20,334	11,399	31,733

Interest expense:
Interest-bearing transaction and savings deposits	(48)	837	789	935	2,886	3,821
Time deposits	875	2,722	3,597	3,914	6,936	10,850
Federal funds purchased	19	55	74	71	235	306
Securities sold under agreement to repurchase	233	308	541	757	638	1,395
FHLB and other borrowed funds	284	357	641	1,113	986	2,099
Subordinated debentures	259	(18)	241	916	(36)	880

Total interest expense	1,622	4,261	5,883	7,706	11,645	19,351

Increase (decrease) in net interest income	$2,984	$13	$2,997	$12,628	$(246)	$12,382

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
      Our provision for loan losses decreased $285,000, or 30.5%, to $649,000 for the three-month period ended September 30, 2006, from $934,000 for the same period in 2005. Our provision for loan losses decreased $1.1 million, or 39.5%, to $1.7 million for the nine-month period ended September 30, 2006, from $2.8 million for the same period in 2005. The decrease in the provision is primarily associated with the improvement in non-performing loans from September 30, 2005 to September 30, 2006.
      Non-Interest Income. Total non-interest income was $4.7 million for the three-month period ended September 30, 2006 compared to $4.5 million for the same period in 2005. Total non-interest income was $13.7 million for the nine-month period ended September 30, 2006 compared to $11.7 million for the same period in 2005. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in loss of unconsolidated affiliates and other income.
      Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2006 and 2005, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2006 compared to the same period in 2005.
Table 5: Non-Interest Income

	Three Months Ended		2006		Nine Months Ended		2006
	September 30,		Change from		September 30,		Change from
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
Service charges on deposit accounts	$2,354	$2,247	$107	4.8%	$6,669	$6,001	$668	11.1%
Other service charges and fees	541	600	(59)	(9.8)	1,736	1,555	181	11.6
Trust fees	166	109	57	52.3	487	348	139	39.9
Data processing fees	215	201	14	7.0	623	463	160	34.6
Mortgage banking income	435	549	(114)	(20.8)	1,285	1,210	75	6.2
Insurance commissions	153	148	5	3.4	642	531	111	20.9
Income from title services	233	247	(14)	(5.7)	752	605	147	24.3
Increase in cash value of life insurance	55	62	(7)	(11.3)	161	192	(31)	(16.1)
Dividends from FHLB, FRB & bankers’ bank	180	86	94	109.3	440	225	215	95.6
Equity in loss of unconsolidated affiliates	(65)	53	(118)	(222.6)	(213)	(456)	243	(53.3)
Gain on sale of equity investment	—	465	(465)	(100.0)	—	465	(465)	(100.0)
Gain on sale of SBA loans	—	83	(83)	(100.0)	34	529	(495)	(93.6)
Gain on sale of premises and equipment	129	—	129	100.0	157	324	(167)	(51.5)
(Loss) gain on securities, net	—	(386)	386	(100.0)	1	(539)	540	(100.2)
Other income	302	32	270	843.8	924	198	726	366.7

Total non-interest income	$4,698	$4,496	$202	4.5%	$13,698	$11,651	$2,047	17.6%

      Non-interest income increased $202,000, or 4.5%, to $4.7 million for the three-month period ended September 30, 2006 from $4.5 million for the same period in 2005. Non-interest income increased $2.0 million, or 17.6%, to $13.7 million for the nine-month period ended September 30, 2006 from $11.7 million for the same period in 2005. The primary factors that resulted in the increase include:
•	The aggregate increase in service charges on deposit accounts and other service charges and fees was primarily a result of our acquisitions completed during 2005 combined with organic growth of our other bank subsidiaries’ service charges.

•	The increase in data processing fees for the nine month period ended September 30 was related to the data processing fees associated with White River Bancshares, which began banking operations in May 2005.

•	The decrease in mortgage banking revenue for the three month period ended September 30 was primarily the result of the of a lower volume for the mortgage product during 2006 as a result of the higher interest rate environment during 2006. The increase in mortgage banking revenue for the nine month period ended September 30 was primarily the result of additional mortgage volume associated with the acquisition of Marine Bancorp in the second quarter of 2005.

•	The aggregate increase in trust fees, insurance commissions and title fees was primarily a result of our organic growth in those product lines.

•	The increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase the their borrowing capacity with FHLB.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating loss. White River Bancshares is currently operating at a loss as a result of their status as a start up company.

•	The gain on sale of premises and equipment is the result of our banking subsidiary acquired in 2003 disposing of excess premises and equipment no longer needed as a result of synergies achieved from the combined entities.

•	The increase in other income is primarily a result of the 2005 acquisitions combined with recognized income from the sale of one branch banking location in 2005. Due to contingencies associated with the sale of the branch banking location, income is being recognized over the thirty-month life of the contingencies.
      On July 21, 2006, the Board of Directors approved for our community banking subsidiaries to collectively purchase $35 million of additional bank owned life insurance. As a result, the banks will purchase additional bank owned life insurance during the last quarter of 2006. The increases in cash surrender value from these policies will result in additional tax-free non-interest income. However, shifting these funds from interest earning assets to non-interest income producing assets will have the effect of reducing our net interest margin in future periods.
      Bank owned life insurance consists of life insurance purchased by the subsidiary banks on qualifying groups of officers with the bank designated as owner and beneficiary of the policies. The return on investment in the bank owned life insurance policies is used to offset a portion of future employee benefit costs.
      Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, legal and accounting fees, other professional fees, operating supplies and postage.

      Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2006 and 2005, as well as changes for the three-month and nine-month periods ended September 30, 2006 compared to the same period in 2005.
Table 6: Non-Interest Expense

	Three Months Ended		2006		Nine Months Ended		2006
	September 30,		Change from		September 30,		Change from
	2006	2005	2005		2006	2005	2005
	(Dollars in thousands)
Salaries and employee benefits	$7,376	$6,549	$827	12.6%	$22,123	$17,573	$4,550	25.9%
Occupancy and equipment	2,223	1,815	408	22.5	6,351	4,774	1,577	33.0
Data processing expense	651	546	105	19.2	1,888	1,422	466	32.8
Other operating expenses:
Advertising	568	490	78	15.9	1,738	1,485	253	17.0
Amortization of intangibles	439	392	47	12.0	1,303	1,028	275	26.8
ATM expense	152	104	48	46.2	430	313	117	37.4
Directors’ fees	203	136	67	49.3	609	323	286	88.5
Due from bank service charges	91	68	23	33.8	245	214	31	14.5
FDIC and state assessment	142	112	30	26.8	394	357	37	10.4
Insurance	285	129	156	120.9	741	372	369	99.2
Legal and accounting	191	323	(132)	(40.9)	747	764	(17)	(2.2)
Other professional fees	204	81	123	151.9	487	304	183	60.2
Operating supplies	202	189	13	6.9	684	502	182	36.3
Postage	171	140	31	22.1	500	407	93	22.9
Telephone	251	182	69	37.9	755	453	302	66.7
Other expense	1,088	930	158	17.0	3,004	1,905	1,099	57.7

Total non-interest expense	$14,237	$12,186	$2,051	16.8%	$41,999	$32,196	$9,803	30.4%

      Non-interest expense increased $2.1 million, or 16.8%, to $14.2 million for the three-month period ended September 30, 2006, from $12.2 million for the same period in 2005. Non-interest expense increased $9.8 million, or 30.4%, to $42.0 million for the nine-month period ended September 30, 2006, from $32.2 million for the same period in 2005. The increase in non-interest expense is the result of the acquisitions completed during 2005 combined with our continued expansion. The most significant component of the increase was the $827,000 and $4.6 million increase in salaries and employee benefits for the three and nine months ended September 30, 2006, respectively. The $827,000 and $4.6 million increases were primarily the result of $646,000 and $3.6 million of additional staffing and $98,000 and $303,000 of options-related expense due to the adoption of SFAS 123R, respectively.
      Income Taxes. The provision for income taxes increased $448,000, or 29.6%, to $2.0 million for the three-month period ended September 30, 2006, from $1.5 million as of September 30, 2005. The provision for income taxes increased $1.8 million, or 51.9%, to $5.1 million for the nine-month period ended September 30, 2006, from $3.4 million as of September 30, 2005. The effective income tax rate was 31.37% and 31.01% for the three-month and nine-month periods ended September 30, 2006, compared to 31.23% and 30.01% for the same periods in 2005, respectively.
Financial Conditions as of and for the Quarter Ended September 30, 2006 and 2005
      Our total assets increased $202.0 million, an annualized growth of 14.1%, to $2.11 billion as of September 30, 2006, from $1.91 billion as of December 31, 2005. Our loan portfolio increased $182.7 million, an annualized growth of 20.3%, to $1.39 billion as of September 30, 2006, from December 31, 2005. Shareholders’ equity increased $59.7 million, an annualized growth of 48.2%, to $225.6 million as of September 30, 2006, compared to $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $47.2 million proceeds from the Company’s initial public offering and retained earnings during 2006.

  Loan Portfolio
      Our loan portfolio averaged $1.36 billion and $1.29 billion during the three-month and nine-month periods ended September 30, 2006, respectively. Total loans were $1.39 billion as of September 30, 2006, compared to $1.20 billion as of December 31, 2005. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
      Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	September 30,	December 31,
	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$454,227	$411,839
Construction/land development	394,036	291,515
Agricultural	11,598	13,112
Residential real estate loans:
Residential 1-4 family	228,347	221,831
Multifamily residential	34,527	34,939

Total real estate	1,122,735	973,236
Consumer	43,716	39,447
Commercial and industrial	181,673	175,396
Agricultural	26,439	8,466
Other	12,716	8,044

Total loans receivable before allowance for loan losses	1,387,279	1,204,589
Allowance for loan losses	25,952	24,175

Total loans receivable, net	$1,361,327	$1,180,414

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
      As of September 30, 2006, commercial real estate loans totaled $859.9 million, or 62.0% of our loan portfolio, compared to $716.5 million, or 59.5% of our loan portfolio, as of December 31, 2005. This increase is primarily the result of organic growth of our loan portfolio.

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
      As of September 30, 2006, we had $262.9 million, or 18.9% of our loan portfolio, in residential real estate loans, which is comparable to the $256.8 million, or 21.3% of our loan portfolio, as of December 31, 2005.
      Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
      As of September 30, 2006, our installment consumer loan portfolio totaled $43.7 million, or 3.2% of our total loan portfolio, which is comparable to the $39.4 million, or 3.3% of our loan portfolio as of December 31, 2005.
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
      As of September 30, 2006, commercial and industrial loans outstanding totaled $181.7 million, or 13.1% of our loan portfolio, compared to $175.4 million, or 14.6% of our loan portfolio, as of December 31, 2005.
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

      Table 8 sets forth information with respect to our non-performing assets as of September 30, 2006 and December 31, 2005. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Non-accrual loans	$5,347	$7,864
Loans past due 90 days or more (principal or interest payments)	879	426

Total non-performing loans	6,226	8,290

Other non-performing assets
Foreclosed assets held for sale	732	758
Other non-performing assets	15	11

Total other non-performing assets	747	769

Total non-performing assets	$6,973	$9,059

Allowance for loan losses to non-performing loans	416.83%	291.62%
Non-performing loans to total loans	0.45	0.69
Non-performing assets to total assets	0.33	0.47
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
      Total non-performing loans were $6.2 million as of September 30, 2006, compared to $8.3 million as of December 31, 2005. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $117,000 and $147,000 for the three-month periods ended September 30, 2006 and 2005, respectively, and $374,000 and $396,000 for the nine-months ended September 30, 2006 and 2005, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month and nine-month periods ended September 30, 2006 and 2005 was considered immaterial.
      A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of September 30, 2006, average impaired loans were $6.2 million compared to $9.3 million as of September 30, 2005. The acquisitions completed in 2005 had a minimal impact on non-performing loans as a result of their favorable asset quality. The $3.1 million decrease in impaired loans from September 30, 2005, primarily relates to improvement of the asset quality associated with the loans acquired in 2003 during the Community Financial Group transaction.
      As a result of the building boom in northwest Arkansas, this market is beginning to show signs of over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Skyline Report” published in October 2006 by the University of Arkansas, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for 46.8 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary.

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
      Charge-offs and Recoveries. Total charge-offs decreased $3.1 million, or 93.7%, to $210,000 for the three months ended September 30, 2006, compared to the same period in 2005. Total charge-offs decreased $3.1 million, or 76.0%, to $985,000 for the nine months ended September 30, 2006, from $4.1 million for the same period in 2005. Total recoveries increased $113,000, or 72.9%, to $268,000 for the three months ended September 30, 2006, compared to the same period in 2005. Total recoveries increased $637,000, or 158.5%, to $1.0 million for the nine months ended September 30, 2006, from $402,000 for the same period in 2005. The changes in charge-offs and recoveries are a reflection of our conservative stance on asset quality. The acquisitions completed in 2005 had a minimal impact on the changes in net charge-offs.

      Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and nine-month periods ended September 30, 2006 and 2005.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance, beginning of period	$25,245	$24,827	$24,175	$16,345

Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	64	1,998	322	2,478
Construction/land development	43	391	45	405
Agricultural	10	15	18	15
Residential real estate loans:
Residential 1-4 family	2	258	109	409
Multifamily residential	—	—	—	—

Total real estate	119	2,662	494	3,307
Consumer	58	—	173	—
Commercial and industrial	29	433	281	466
Agricultural	—	—	—	—
Other	4	229	37	334

Total loans charged off	210	3,324	985	4,107

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	29	1	67	33
Construction/land development	25	—	123	15
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	93	18	344	91
Multifamily residential	5	—	65	—

Total real estate	152	19	599	139
Consumer	14	—	45	—
Commercial and industrial	87	38	150	62
Agricultural	—	—	—	—
Other	15	98	245	201

Total recoveries	268	155	1,039	402

Net (recoveries) loans charged off	(58)	3,169	(54)	3,705
Allowance for loan losses of acquired institution	—	660	—	7,764
Provision for loan losses	649	934	1,723	2,848

Balance, September 30	$25,952	$23,252	$25,952	$23,252

Net (recoveries) charge-offs to average loans	(0.02)%	1.12%	(0.01)%	0.53%
Allowance for loan losses to period-end loans	1.87	1.96	1.87	1.96
Allowance for loan losses to net (recoveries) charge-offs	(11,278)	185	(35,946)	469

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
      The changes for the period ended September 30, 2006 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2005. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
      Table 10 presents the allocation of allowance for loan losses as of September 30, 2006 and December 31, 2005.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	September 30, 2006		December 31, 2005
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$8,930	32.7%	$7,202	34.1%
Construction/land development	8,002	28.4	5,544	24.2
Agricultural	581	0.8	407	1.1
Residential real estate loans:
Residential 1-4 family	3,071	16.5	3,317	18.4
Multifamily residential	495	2.5	423	2.9

Total real estate	21,079	80.9	16,893	80.7
Consumer	846	3.2	682	3.3
Commercial and industrial	3,056	13.1	4,059	14.6
Agricultural	623	1.9	505	0.7
Other	45	0.9	—	0.7
Unallocated	303	—	2,036	—

Total	$25,952	100.0%	$24,175	100.0%

(1)	Percentage of loans in each category to loans receivable.
  Investments and Securities
      Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2006, we had no held-to-maturity or trading securities.

      Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $509.2 million as of September 30, 2006, compared to $530.3 million as of December 31, 2005. The estimated duration of our securities portfolio was 2.9 years as of September 30, 2006.
      As of September 30, 2006, $226.8 million, or 44.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $256.5 million, or 48.4%, of our available-for-sale securities as of December 31, 2005. To reduce our income tax burden, $100.7 million, or 19.8%, of our available-for-sale securities portfolio as of September 30, 2006, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.5 million, or 19.5%, of our available-for-sale securities as of December 31, 2005. Also, we had approximately $169.5 million, or 33.3%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2006, compared to $157.5 million, or 29.7%, of our available-for-sale securities as of December 31, 2005.
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
      Table 11 presents the carrying value and fair value of investment securities as of September 30, 2006 and December 31, 2005.
Table 11: Investment Securities

	As of September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$173,285	$42	$(3,864)	$169,463
Mortgage-backed securities	234,235	21	(7,482)	226,774
State and political subdivisions	99,860	1,412	(602)	100,670
Other securities	12,549	—	(253)	12,296

Total	$519,929	$1,475	$(12,201)	$509,203

	As of December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

      Deposits
      Our deposits averaged $1.50 billion and $1.49 billion for the three-month and nine-month periods ended September 30, 2006, respectively. Total deposits increased $130.4 million, or 9.14%, to $1.56 billion as of September 30, 2006, from $1.43 billion as of December 31, 2005. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits.
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
      Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2006 and 2005.
Table 12: Average Deposit Balances and Rates

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
		Average		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid	Amount	Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$256,407	—%	$193,903	—%	$251,823	—%	$166,458	—%
Interest-bearing transaction accounts	408,326	3.02	413,847	2.23	412,777	2.73	374,039	1.83
Savings deposits	65,156	1.55	68,502	1.41	75,609	1.61	49,748	1.00
Time deposits:
$100,000 or more	432,207	4.68	282,726	4.48	407,398	4.48	341,668	2.98
Other time deposits	337,064	4.19	383,315	1.93	340,384	3.81	248,443	2.63

Total	$1,499,160	3.18%	$1,342,293	2.25%	$1,487,991	2.94%	$1,180,356	2.04%

  FHLB and Other Borrowings
      Our FHLB and other borrowings were $157.1 million as of September 30, 2006. The outstanding balance for September 30, 2006, includes $35.1 million of short-term FHLB advances and $122.0 million of FHLB long-term advances. Our FHLB and other borrowings were $117.1 million as of December 31, 2005. The outstanding balance for December 31, 2005, includes $4.0 million of short-term advances and $113.1 million of long-term advances. Long-term borrowings consist of long-term FHLB borrowings and a line of credit with another financial institution. Our remaining FHLB borrowing capacity was $300.5 million and $222.3 million as of September 30, 2006 and December 31, 2005, respectively.
  Subordinated Debentures
      Subordinated debentures, which consist of guaranteed payments on, trust preferred securities, were $44.7 million and $44.8 million as of September 30, 2006 and December 31, 2005, respectively.

      Table 13 reflects subordinated debentures as of September 30, 2006 and December 31, 2005, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	September 30,	December 31,
	2006	2005
	(In thousands)
Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,447	3,516
Subordinated debentures, due 2033, floating rate of 3.15% above the three- month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,686	$44,755

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
  Shareholders’ Equity
      Stockholders’ equity was $225.6 million at September 30, 2006 compared to $165.9 million at December 31, 2005, an increase of 36.0%. As of September 30, 2006 our equity to asset ratio was 10.7%, compared to 8.7% as of December 31, 2005. Book value per common share was $13.12 at September 30, 2006 compared to book value per common share with preferred converted to common of $11.72 at September 30, 2005, an 11.9% increase. The increases in stockholders’ equity and book value per share were primarily the result of the proceeds from our initial public offering and retained earnings during the prior twelve months.
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
      Cash Dividends. We declared cash dividends on our common stock, Class A preferred stock, and Class B preferred stock of $0.025, $0.0208, and $0.0475 per share, respectively for the three-month period ended September 30, 2006 and $0.065, $0.14583, and $0.3325 per share, respectively for the nine-month period ended September 30, 2006. The common per share amounts are reflective of the three-for-one stock split during 2005.
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
      Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2006 and December 31, 2005, we met all regulatory capital adequacy requirements to which we were subject.

      Table 14 presents our risk-based capital ratios as of September 30, 2006 and December 31, 2005.
Table 14: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$225,590	$165,857
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(43,708)	(44,516)
Qualifying minority interest	—	—
Unrealized loss on available-for-sale securities	6,484	7,903
Other	—	—

Total Tier 1 capital	231,366	172,244

Tier 2 capital
Qualifying allowance for loan losses	20,173	17,658
Other	—	—

Total Tier 2 capital	20,173	17,658

Total risk-based capital	$251,539	$189,902

Average total assets for leverage ratio	$2,016,223	$1,868,143

Risk weighted assets	$1,608,086	$1,406,131

Ratios at end of year
Leverage ratio	11.48%	9.22%
Tier 1 risk-based capital	14.39	12.25
Total risk-based capital	15.64	13.51
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

      Table 15 presents actual capital amounts and ratios as of September 30, 2006 and December 31, 2005, for our bank subsidiaries and us.
Table 15: Capital and Ratios

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of September 30, 2006
Leverage ratios:
Home BancShares	$231,366	11.48%	$80,615	4.00%	$	N/A	N/A	%
First State Bank	45,108	8.73	20,668	4.00		25,835	5.00
Community Bank	26,202	7.92	13,233	4.00		16,542	5.00
Twin City Bank	50,332	7.76	25,944	4.00		32,430	5.00
Marine Bank	26,525	8.25	12,861	4.00		16,076	5.00
Bank of Mountain View	15,078	7.75	7,782	4.00		9,728	5.00
Tier 1 capital ratios:
Home BancShares	$231,366	14.39%	$64,313	4.00%	$	N/A	N/A	%
First State Bank	45,108	9.31	19,380	4.00		29,071	6.00
Community Bank	26,202	10.34	10,136	4.00		15,204	6.00
Twin City Bank	50,332	10.11	19,914	4.00		29,871	6.00
Marine Bank	26,525	9.64	11,006	4.00		16,509	6.00
Bank of Mountain View	15,078	14.11	4,274	4.00		6,412	6.00
Total risk-based capital ratios:
Home BancShares	$251,539	15.64%	$128,664	8.00%	$	N/A	N/A	%
First State Bank	51,105	10.55	38,753	8.00		48,441	10.00
Community Bank	29,410	11.60	20,283	8.00		25,353	10.00
Twin City Bank	56,517	11.35	39,836	8.00		49,795	10.00
Marine Bank	29,650	10.78	22,004	8.00		27,505	10.00
Bank of Mountain View	16,159	15.12	8,550	8.00		10,687	10.00

As of December 31, 2005
Leverage ratios:
Home BancShares	$172,244	9.22%	$74,726	4.00%	$	N/A	N/A	%
First State Bank	38,572	8.44	18,281	4.00		22,851	5.00
Community Bank	23,129	7.59	12,189	4.00		15,236	5.00
Twin City Bank	51,679	8.07	25,615	4.00		32,019	5.00
Marine Bank	20,050	7.28	11,016	4.00		13,771	5.00
Bank of Mountain View	29,468	16.35	7,209	4.00		9,012	5.00
Tier 1 capital ratios:
Home BancShares	$172,244	12.25%	$56,243	4.00%	$	N/A	N/A	%
First State Bank	38,572	10.01	15,413	4.00		23,120	6.00
Community Bank	23,129	10.25	9,026	4.00		13,539	6.00
Twin City Bank	51,679	11.53	17,929	4.00		26,893	6.00
Marine Bank	20,050	9.08	8,833	4.00		13,249	6.00
Bank of Mountain View	29,468	29.75	3,962	4.00		5,943	6.00
Total risk-based capital ratios:
Home BancShares	$189,902	13.51%	$112,451	8.00%	$	N/A	N/A	%
First State Bank	43,362	11.26	30,808	8.00		38,510	10.00
Community Bank	26,010	11.53	18,047	8.00		22,559	10.00
Twin City Bank	57,248	12.77	35,864	8.00		44,830	10.00
Marine Bank	22,815	10.33	17,669	8.00		22,086	10.00
Bank of Mountain View	30,094	30.38	7,925	8.00		9,906	10.00

Non-GAAP Financial Measurements
      We had $47.4 million, $48.7 million, and $50.1 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2006, December 31, 2005 and September 30, 2005, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
GAAP net income	$4,288	$3,330	$11,440	$7,891
Intangible amortization after-tax	267	241	792	615

Cash earnings	$4,555	$3,571	$12,232	$8,506

GAAP diluted earnings per share	$0.25	$0.24	$0.74	$0.57
Intangible amortization after-tax	0.01	0.02	0.05	0.05

Diluted cash earnings per share	$0.26	$0.26	$0.79	$0.62

Table 17: Tangible Book Value Per Share

	As of	As of
	September 30,	December 31,
	2006	2005
	(Dollars in thousands, except per share data)
Book value per common share: (A-B-C)/D	$13.12	$11.45
Book value per common share with preferred converted to common: A/(D+E+F)	13.12	11.63
Tangible book value per common share: (A-B-C-G-H)/D	10.36	7.43
Tangible book value per share with preferred converted to common: (A-G-H)/(D+E+F)	10.36	8.21

(A) Total shareholders’ equity	$225,590	$165,857
(B) Total preferred A shareholders’ equity	—	20,760
(C) Total preferred B shareholders’ equity	—	6,422
(D) Common shares outstanding	17,196	12,114
(E) Preferred A shares converted to common	—	1,639
(F) Preferred B shares converted to common	—	507
(G) Goodwill	37,527	37,527
(H) Core deposit and other intangibles	9,897	11,200

Table 18: Cash Return on Average Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Return on average assets: A/C	0.83%	0.74%	0.77%	0.67%
Cash return on average assets: B/(C-D)	0.90	0.81	0.84	0.74
(A) Net income	$4,288	$3,330	$11,440	$7,891
(B) Cash earnings	4,555	3,571	12,232	8,506
(C) Average assets	2,059,931	1,782,677	1,996,121	1,573,420
(D) Average goodwill, core deposits and other intangible assets	47,647	38,750	48,095	31,414
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	7.81%	8.20%	8.25%	6.81%
Return on average tangible equity: B/(C-D)	10.61	11.57	11.90	9.21
(A) Net income	$4,288	$3,330	$11,440	$7,891
(B) Cash earnings	4,555	3,571	12,232	8,506
(C) Average shareholders’ equity	217,944	161,106	185,492	154,891
(D) Average goodwill, core deposits and other intangible assets	47,647	38,750	48,095	31,414
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Equity to assets: B/A	10.67%	8.68%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.62	6.29
(A) Total assets	$2,113,498	$1,911,491
(B) Total shareholders’ equity	225,590	165,857
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	9,897	11,200

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
      Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of September 30, 2006, our cash and due from bank balances were $45.2 million, or 2.1% of total assets, compared to $39.2 million, or 2.1% of total assets, as of December 31, 2005. Our available-for-sale investment securities, interest-bearing deposits with other banks, and Fed funds sold were $541.1 million as of September 30, 2006 and $542.8 million as of December 31, 2005.
      We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $57.1 million and $46.5 million on an unsecured basis as of September 30, 2006 and December 31, 2005, respectively. These lines may be terminated by the respective lending institutions at any time.
      We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $157.1 million as of September 30, 2006 and $102.9 million as of December 31, 2005. The outstanding balance for September 30, 2006 and December 31, 2005, included $35.1 million and $3.8 million of short-term advances and $122.0 million and $99.1 million of FHLB long-term advances, respectively. Our FHLB borrowing capacity was $300.5 million and $222.3 million as of September 30, 2006 and December 31, 2005.
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
      Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2006, our gap position was relatively neutral with a one-year cumulative repricing gap of 0.9%, compared to 0.6% as of December 31, 2005. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not have a material positive or negative affect in the current environment of rising rates.
      We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2006.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$831	$—	$—	$—	$—	$—	$—	$831
Federal funds sold	31,081	—	—	—	—	—	—	31,081
Investment securities	18,145	19,633	55,682	45,457	91,294	147,674	131,318	509,203
Loans receivable	618,769	87,056	90,775	197,870	176,178	182,558	34,073	1,387,279

Total earning assets	668,826	106,689	146,457	243,327	267,472	330,232	165,391	1,928,394

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	245,989	—	—	—	33,674	88,834	120,915	489,412
Time deposits	82,233	159,958	230,249	217,509	73,140	42,886	133	806,108
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	89,009	—	—	—	3,796	11,387	12,147	116,339
FHLB and other borrowed funds	62,179	12,359	14,040	29,044	19,582	13,042	6,871	157,117
Subordinated debentures	2	5,158	5	11	20,643	87	18,780	44,686

Total interest-bearing liabilities	479,412	177,475	244,294	246,564	150,835	156,236	158,846	1,613,662

Interest rate sensitivity gap	$189,414	$(70,786)	$(97,837)	$(3,237)	$116,637	$173,996	$6,545	$314,732

Cumulative interest rate sensitivity gap	$189,414	$118,628	$20,791	$17,554	$134,191	$308,187	$314,732
Cumulative rate sensitive assets to rate sensitive liabilities	139.5%	118.1%	102.3%	101.5%	110.3%	121.2%	119.5%
Cumulative gap as a % of total earning assets	9.8	6.2	1.1	0.9	7.0	16.0	16.3
Recent Accounting Pronouncements
      We adopted SFAS 123R on January 1, 2006. During the three and nine months ended September 30, 2006, we recognized $98,000 and $303,000 of compensation cost, respectively. We expect to recognize total compensation cost of approximately $370,000 for stock options during 2006, in accordance with the accounting requirements of SFAS 123R. Future levels of compensation cost recognized related to stock-based compensation awards (including the aforementioned expected costs during the period of adoption) may be impacted by new awards and/or modifications, repurchases and cancellations of existing awards after the adoption of SFAS 123R.
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

Item 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls
      Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act report is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
      There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

	Date	Options		Total Purchase
Name	Exercised	Exercised	Option Price	Price
Adcock Blind Trust	July 27, 2006	6,060	$11.34	$68,720
Adcock Blind Trust	July 27, 2006	2,400	7.33	17,592
Adcock Blind Trust	July 27, 2006	900	8.33	7,497
Adcock Blind Trust	July 27, 2006	900	9.33	8,397
Adcock Blind Trust	July 27, 2006	900	10.00	9,000
Rod Davis	August 1, 2006	813	6.14	4,989
      The foregoing shares of common stock were issued pursuant to a written compensatory benefit plan under circumstances that comply with the requirements of Rule 701 promulgated under the Securities Act of 1933, and are thus exempted from the registration requirements of such Act by virtue of Rule 701.
      (b) On June 22, 2006, the Company’s Registration Statement on Form S-1 covering the offering of 2,500,000 shares of the Company’s common stock, Commission file number 333-132427 was declared effective. The Company signed the underwriting agreement on June 22, 2006 and the offering closed on June 28, 2006. As of the date of the filing of this report, all offered securities have been sold and the offering has terminated. The offering was managed by Stephens Inc. (the principal Underwriter).
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

Item 3: Defaults Upon Senior Securities
      Not applicable
Item 4: Submission of Matters to a Vote of Security Holders
      Not applicable
Item 5: Other Information
      Not applicable
Item 6: Exhibits
31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date:	November 3, 2006	/s/ John W. Allison

John W. Allison, Chief Executive Officer

Date:	November 3, 2006	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Office