Form 10-K
period 2006-12-31
HOME BANCSHARES INC
filed 2007-03-20
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032

(Address of principal executive offices)	(Zip Code)
(501) 328-4770

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

None	N/A

Title of each class	Name of each exchange on which registered
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2006, was $199.3 million based upon the last trade price as reported on the Nasdaq National Market® of $22.70.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 17,218,240 shares as of March 1, 2007.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2007 Annual Meeting to be held on May 9, 2007.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2006

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation or a decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see “Risk Factors”.
PART I
Item 1. BUSINESS
Home BancShares
     We are a Conway, Arkansas based financial holding company registered under the federal Bank Holding Company Act of 1956. We have five wholly owned community bank subsidiaries which provide a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals, and municipalities. Three of our bank subsidiaries are located in the central Arkansas market area, a fourth serves Stone County in north central Arkansas, and a fifth serves the Florida Keys and southwestern Florida.
     We were established when an investor group led by John W. Allison, our Chairman and Chief Executive Officer, and Robert H. Adcock, Jr., our former Vice Chairman and the current Arkansas State Bank Commissioner, formed

Home BancShares, Inc. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We or members of our management team have also been involved in the formation of two of our other bank subsidiaries, Twin City Bank and Marine Bank, both of which we acquired in 2005. We have also acquired and integrated our two other bank subsidiaries, Community Bank and Bank of Mountain View, in 2003 and 2005, respectively.
     We have achieved significant growth through acquisitions, organic growth and establishing new (also commonly referred to as de novo) branches. We acquire, organize and invest in community banks that serve attractive markets, and build our community banks around experienced bankers with strong local relationships.
     Our common stock began trading on the Nasdaq National Market under the symbol “HOMB” on June 23, 2006 upon completion of our Initial Public Offering. The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting sales commissions and expenses) were $47.2 million.
Our Bank Subsidiaries and Investments
     We believe that many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of bank subsidiaries.
     First State Bank — In October 1998, we acquired Holly Grove Bancshares, Inc. for the purpose of obtaining a bank charter. Following the purchase, we changed the name of the bank subsidiary to First State Bank and relocated the charter to Conway, Arkansas, to serve the central Arkansas market. At December 31, 2006, First State Bank had total assets of $563.3 million, total loans of $410.2 million and total deposits of $416.5 million.
     Twin City Bank — In May 2000, we were the largest investor in a group that formed a holding company (subsequently renamed TCBancorp), acquired an existing bank charter, and relocated the charter to North Little Rock, Arkansas. The holding company named its subsidiary “Twin City Bank,” which had been used by North Little Rock’s largest bank until its sale in 1994, and hired Robert F. Birch, Jr., who had been president of the former Twin City Bank. Twin City Bank grew quickly in North Little Rock and, in 2003, expanded into the adjacent Little Rock market. In January 2005, we acquired through merger the 68% of TCBancorp’s common stock we did not already own. At December 31, 2006, Twin City Bank had total assets of $687.8 million, total loans of $413.9 million and total deposits of $529.3 million.
     Community Bank — In December 2003, we acquired Community Financial Group, Inc., the holding company for Community Bank of Cabot. At December 31, 2006, Community Bank had total assets of $356.6 million, total loans of $227.3 million and total deposits of $265.9 million.
     Marine Bank — In June 2005, we acquired Marine Bancorp, Inc., and its subsidiary, Marine Bank, in Marathon, Florida. Marine Bank was established in 1995. Our Chairman and Chief Executive Officer, John W. Allison, was a founding board member and the largest shareholder of Marine Bancorp, owning approximately 13.9% of its stock at the time of our acquisition. At December 31, 2006, Marine Bank had total assets of $354.3 million, total loans of $283.3 million and total deposits of $281.9 million.
     Bank of Mountain View — In September 2005, we acquired Mountain View Bancshares, Inc., and its subsidiary, Bank of Mountain View. At December 31, 2006, Bank of Mountain View had total assets of $214.4 million, total loans of $81.5 million and total deposits of $158.5 million.
     Investment in White River Bancshares — In May 2005, we invested $9.0 million to acquire 20% of the common stock of White River Bancshares, Inc., the holding company for Signature Bank in Fayetteville, Arkansas. In January 2006, we invested an additional $3.0 million to maintain this 20% ownership position. Signature Bank serves the growing northwest Arkansas market. At December 31, 2006, Signature Bank had total assets of $342.9 million, total loans of $283.0 million and total deposits of $269.4 million.

Our Management Team
     The following table sets forth, as of December 31, 2006, information concerning the individuals who are our executive officers.

			Positions Held with
Name	Age	Position Held	Bank Subsidiaries
John W. Allison	60	Chairman of the Board and Chief Executive Officer	Chairman of the Board, First State Bank; Director, Community Bank, Twin City Bank, Bank of Mountain View, and Marine Bank

Ron W. Strother	58	President, Chief Operating Officer, and Director	Director, First State Bank, Community Bank, Twin City Bank, and Bank of Mountain View

Randy E. Mayor	41	Chief Financial Officer and Treasurer	Director, First State Bank

Brian S. Davis	41	Director of Financial Reporting and Investor Relations Officer	___

C. Randall Sims	52	Director and Secretary	President, Chief Executive Officer, and Director, First State Bank; Director, Community Bank

Robert Hunter Padgett	48	___	President, Chief Executive Officer, and Director, Marine Bank

Robert F. Birch, Jr.	56	___	President, Chief Executive Officer, and Director, Twin City Bank

Tracy M. French	45	___	President, Chief Executive Officer, and Director, Community Bank

Michael L. Waddington	63	___	Chief Executive Officer and Director, Bank of Mountain View

Our Growth Strategy
     Our goals are to achieve growth in earnings per share and to create and build shareholder value. Our growth strategy entails the following:
•	Organic growth — We believe that our current branch network provides us with the capacity to grow significantly within our existing market areas. Twenty-six of our 50 branches (including branches of banks we have acquired) have been opened since the beginning of 2001.

•	De novo branching — We intend to continue to open de novo branches in our current markets and in other attractive market areas if opportunities arise. During 2006, we opened six de novo branch locations including Arkansas’s only mobile branch. These branch locations are located in the Arkansas communities of Searcy and Beebe, and Port Charlotte, Marco Island and Punta Gorda, Florida. Presently, we have two pending Florida de novo branch locations in Key West and Key Largo. Currently we have plans for two additional de novo branch locations in Searcy, Arkansas and one in Saline County, Arkansas.

•	Strategic acquisitions — We will continue to consider strategic acquisitions, with a primary focus on Arkansas and southwestern Florida. When considering a potential acquisition, we assess a combination of factors, but concentrate on the strength of existing management, the growth potential of the bank and the market, the profitability of the bank, and the valuation of the bank. We believe that potential sellers consider us an acquirer of choice, largely due to our community banking philosophy. With each acquisition we seek to maintain continuity of management and the board of directors, consolidate back office operations, add product lines, and implement our credit policy.
Community Banking Philosophy
     Our community banking philosophy consists of four basic principles:
•	operate largely autonomous community banks managed by experienced bankers and a local board of directors, who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our boards of directors, management, shareholders, and customers to actively promote our community banks; and

•	maintain our commitment to the communities we serve by supporting their civic and nonprofit organizations.
Operating Strategy
     Our operating strategies focus on improving credit quality, increasing profitability, finding experienced bankers, and leveraging our infrastructure:
•	Emphasis on credit quality — Credit quality is our first priority in the management of our bank subsidiaries. We employ a set of credit standards across our bank subsidiaries that are designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards at each of our bank subsidiaries. We have a centralized loan review process and regularly monitor each of our bank subsidiaries’ loan portfolios, which we believe enables us to take prompt action on potential problem loans.
•	Continue to improve profitability — We intend to improve our profitability as we leverage the available capacity of our newer branches and employees. We believe our investments in our branch network and centralized technology infrastructure are sufficient to support a larger organization, and therefore believe increases in our expenses should be lower than the corresponding increases in our revenues.

•	Attract and motivate experienced bankers — We believe a major factor in our success has been our ability to attract and retain bankers who have experience in and knowledge of their local communities. For example, in January 2006, we hired eight experienced bankers in the Searcy, Arkansas, market (located approximately 50 miles northeast of Little Rock), where we subsequently opened a new branch. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.
•	Leveraging our infrastructure — The support services we provide to our bank subsidiaries are generally centralized in Conway, Arkansas. These services include finance and accounting, internal audit, compliance, loan review, human resources, training, and data processing.
Our Market Areas
     As of December 31, 2006, we conducted business principally through 40 branches in five counties in Arkansas, seven branches in the Florida Keys and three branches in southwestern Florida. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.
     Our loan portfolio as of December 31, 2006, was comprised as follows:

		Percentage
	Amount	of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$465,306	32.8%
Construction/land development	393,410	27.8
Agricultural	11,659	0.8
Residential real estate loans:
Residential 1-4 family	229,588	16.2
Multifamily residential	37,440	2.6

Total real estate	1,137,403	80.2
Consumer	45,056	3.2
Commercial and industrial	206,559	14.6
Agricultural	13,520	1.0
Other	13,757	1.0

Total loans receivable	$1,416,295	100.0%

     Real Estate — Non-farm/Non-residential. Non-farm/non-residential loans consist primarily of loans secured by real estate mortgages on income-producing properties. We make commercial mortgage loans to finance the purchase of real property as well as loans to smaller business ventures, credit lines for working capital and inventory financing, including letters of credit, that are also secured by real estate. Commercial mortgage lending typically involves higher loan principal amounts, and the repayment of loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service.
     Real Estate — Construction/Land Development. We also make construction and development loans to residential and commercial contractors and developers located primarily within our market areas. Construction loans generally are secured by first liens on real estate.

     Real Estate — Residential Mortgage. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks and low levels of profitability. Residential loans to individuals retained in our loan portfolio primarily consist of shorter-term first liens on 1-4 family residential mortgages, home equity loans and lines of credit.
     Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans.
     Commercial and Industrial. Our commercial loan portfolio includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, as well as letters of credit that are generally secured by collateral other than real estate. Commercial borrowers typically secure their loans with assets of the business, personal guaranties of their principals and often mortgages on the principals’ personal residences.
     Credit Risks. The principal economic risk associated with each category of the loans that we make is the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services, as well as other factors affecting a borrower’s customers, suppliers and employees.
     Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and, in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and other personal hardships.
     Lending Policies. We have established common documentation and policies, based on the type of loan, for all of our bank subsidiaries. The board of directors of each bank subsidiary supplements our standard policies to meet local needs and establishes loan approval procedures for that bank. Each bank’s board periodically reviews their lending policies and procedures. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s capital. The Florida Banking Code provides that no loan relationship may exceed 15% of a bank’s capital, or 25% on a fully secured basis.
     Loan Approval Procedures. Our bank subsidiaries have supplemented our common loan policies to establish their own loan approval procedures as follows:
•	Individual Authorities. The board of directors of each bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers range from $10,000 to $500,000 for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officer Loan Committees. Most of our bank subsidiaries also give their Officer Loan Committees loan approval authority. In those banks, credits in excess of individual loan limits are submitted to the appropriate bank’s Officer Loan Committee. The Officer Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief lending officer. The Officer Loan Committees have approval authority up to $750,000 at First State Bank, $750,000 at Community Bank, and $1.0 million at Twin City Bank. At Marine Bank, certain officers are allowed to combine limits on secured loans up to $1.0 million for certain grades of credits.

•	Directors Loan Committee. Each of our bank subsidiaries has a Directors Loan Committee consisting of outside directors and senior lenders of the bank. Generally, each bank requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the chief lending officer or the chief executive officer of the bank. Each bank’s board of directors establishes the approval authority for this committee, which may be up to that bank’s legal lending limit.

Deposits and Other Sources of Funds
     Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and small businesses, and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Additionally, our policy also permits the acceptance of brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Banks of Dallas and Atlanta and other borrowings. These secondary sources enable us to borrow funds at rates and terms, which, at times, are more beneficial to us.
Other Banking Services
     Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking and voice response information, cash management, overdraft protection, direct deposit, traveler’s checks, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States, as well as in other countries.
Insurance
     Community Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased July 1, 2000, by Community Bank. Community Insurance Agency writes policies for commercial and personal lines of business, with approximately 60% and 40% of the business coming from commercial and personal lines, respectively. It is subject to regulation by the Arkansas Insurance Department. The offices of Community Insurance Agency are located in Jacksonville, Cabot, and Conway, Arkansas.
Trust Services
     FirsTrust Financial Services, Inc. provides trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts. In the fourth quarter of 2006, we made a strategic decision to enter into agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of our trust efforts. FirsTrust Financial Services still has ownership rights to the trust assets under management.
Competition
     As of December 31, 2006, we conducted business through 50 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, and White Counties in Arkansas and Monroe, Charlotte and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Employees
     On December 31, 2006, we had 562 full-time equivalent employees. We expect that our staff will increase as a result of our increased branching activities anticipated in 2007. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

SUPERVISION AND REGULATION
General
     We and our subsidiary banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our company and its operations. These laws generally are intended to protect depositors, the deposit insurance fund of the FDIC and the banking system as a whole, and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.
Home BancShares
     We are a financial holding company registered under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) and are subject to supervision, regulation and examination by the Federal Reserve Board. We have elected under the Gramm-Leach-Bliley Act to become a financial holding company. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:
•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.
     Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.
     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, we, as well as other banks located within Arkansas or Florida, may purchase a bank located outside of Arkansas or Florida. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Arkansas or Florida may purchase a bank located inside Arkansas or Florida. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Florida law prohibits a bank holding company from acquiring control of a Florida financial institution until the target institution has been incorporated for three years.
     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:
•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under the Securities Exchange Act of 1934, as amended. The regulations provide a procedure for challenging any rebuttable presumption of control.
     Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:
•	banking or managing or controlling banks; and
•	any activity that the Federal Reserve Board determines to be so closely related to banking as to be a proper incident to the business of banking.
     Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include:
•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.
     Despite prior approval, the Federal Reserve Board may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.
     Gramm-Leach-Bliley Act; Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.”
     The Gramm-Leach-Bliley Act further requires that, in the event that the bank holding company elects to become a financial holding company, the election must be made by filing a written declaration with the appropriate Federal Reserve Bank that:

•	states that the bank holding company elects to become a financial holding company;

•	provides the name and head office address of the bank holding company and each depository institution controlled by the bank holding company;

•	certifies that each depository institution controlled by the bank holding company is “well-capitalized” as of the date the bank holding company submits its declaration;

•	provides the capital ratios for all relevant capital measures as of the close of the previous quarter for each depository institution controlled by the bank holding company; and

•	certifies that each depository institution controlled by the bank holding company is “well managed” as of the date the bank holding company submits its declaration.
     The bank holding company must have also achieved at least a rating of “satisfactory record of meeting community credit needs” under the Community Reinvestment Act during the institution’s most recent examination.
     Financial holding companies may engage, directly or indirectly, in any activity that is determined to be:
•	financial in nature;

•	incidental to such financial activity; or

•	complementary to a financial activity provided it “does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
     The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: lending, trust and other banking activities; insurance activities; financial or economic advisory services; securitization of assets; securities underwriting and dealing; existing bank holding company domestic activities; existing bank holding company foreign activities, and merchant banking activities. In addition, the Gramm-Leach-Bliley Act specifically gives the Federal Reserve Board the authority, by regulation or order, to expand the list of “financial” or “incidental” activities, but requires consultation with the United States Treasury Department, and gives the Federal Reserve Board authority to allow a financial holding company to engage in any activity that is “complementary” to a financial activity and does not “pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.”
     Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for our subsidiary banks and are required to commit resources to support them. Our obligation to act as a source of financial strength extends to White River Bancshares, Inc., despite the fact that we are a minority owner of that company and thus have no ability to control its operations. Moreover, an obligation to support our bank subsidiaries and White River Bancshares may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to our subsidiary banks will be repaid only after their deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of our subsidiary banks and White River Bancshares will be assumed by the bankruptcy trustee and entitled to a priority of payment.
     Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
     The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1 million for each day the activity continues.
     Annual Reporting; Examinations. We are required to file annual reports with the Federal Reserve Board, and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.
     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. We currently have consolidated assets in excess of $500 million, and are therefore subject to the Federal Reserve Board’s capital adequacy guidelines.
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. To be considered “well-capitalized,” a bank holding company must maintain, on a consolidated basis, (i) a Tier 1 risk-based capital ratio of at least 6.0%, and (ii) a total risk-based capital ratio of 10.0% or greater. As of December 31, 2006, our Tier 1 risk-based capital ratio was 14.57% and our total risk-based capital ratio was 15.83%. Thus, we are considered “well-capitalized” for regulatory purposes.
     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2006, our leverage ratio was 11.29%.
     The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions, substantially above the minimum supervisory levels, without significant reliance on intangible assets.
     Cross-guarantees. Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.
     Because we are a legal entity separate and distinct from our subsidiary banks, our right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of any of our subsidiary banks, the claims of depositors and other general or subordinated creditors of such bank would be entitled to a priority of payment over the claims of holders of any obligation of such bank to its shareholders, including any depository institution holding company (such as Home BancShares) or any shareholder or creditor of such holding company.
Subsidiary Banks
     General. First State Bank, Community Bank, Bank of Mountain View and Twin City Bank are chartered as Arkansas state banks and are members of the Federal Reserve System, making them primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. Marine Bank, which is chartered as a Florida state bank, is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Florida Office of Financial Regulation. In addition, our subsidiary banks are subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our subsidiary banks.
     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.
     An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.
     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In recent years, the assessment had been set at zero for well-capitalized banks in the top supervisory subgroup, but beginning in 2007, these institutions will be charged between 5 and 7 cents. The overall level of assessments depends primarily upon claims against the deposit insurance fund. If bank failures were to increase, assessments could rise significantly. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
     Legislative reforms to modernize the Federal Deposit Insurance System were enacted in February 2006. As part of these reforms, effective March 31, 2006, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) were merged into a new Deposit Insurance Fund. In addition to merging the insurance funds, the legislation:
•	effective April 1, 2006, raised the deposit insurance limit on certain retirement accounts to $250,000 and indexed that limit for inflation;

•	requires the FDIC and National Credit Union Administration boards, starting in 2010 and every succeeding five years, to consider raising the standard maximum deposit insurance; and

•	effective January 1, 2007, eliminated the current fixed 1.25 percent Designated Reserve Ratio and provided the FDIC with the discretion to set the DRR within a range of 1.15 to 1.50 percent for any given year.
     Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our subsidiary banks. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. Each of our subsidiary banks received “satisfactory” CRA ratings from their applicable federal banking regulatory at their last examinations.
     Other Regulations. Interest and other charges collected or contracted for by our subsidiary banks are subject to state usury laws and federal laws concerning interest rates.
     Federal Laws Applicable to Credit Transactions. The loan operations of our subsidiary banks are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Service members Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.
     Federal Laws Applicable to Deposit Operations. The deposit operations of our subsidiary banks are subject to:
•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.
     Loans to Insiders. Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
     Capital Requirements. Our subsidiary banks are also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators.
     The Federal Reserve Bank, with respect to our bank subsidiaries that are members of the Federal Reserve System, monitor the capital adequacy of our subsidiary banks by using a combination of risk-based guidelines and leverage ratios. The agencies consider each of the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.
     Under the risk-based capital guidelines, a risk weight factor of 0% to 100% is assigned to each category of assets based generally on the perceived credit risk of the asset class. The risk weights are then multiplied by the corresponding asset balances to determine a “risk-weighted” asset base. At least half of the risk-based capital must consist of core (Tier 1) capital, which is comprised of:
•	common shareholders’ equity (includes common stock and any related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments; less net unrealized losses on marketable equity securities);

•	certain non-cumulative perpetual preferred stock and related surplus; and

•	minority interests in the equity capital accounts of consolidated subsidiaries, and excludes goodwill and various intangible assets.
     The remainder, supplementary (Tier 2) capital, may consist of:
•	allowance for loan losses, up to a maximum of 1.25% of risk-weighted assets;

•	certain perpetual preferred stock and related surplus;

•	hybrid capital instruments;

•	perpetual debt;

•	mandatory convertible debt securities;

•	term subordinated debt;

•	intermediate-term preferred stock; and

•	certain unrealized holding gains on equity securities.
     “Total risk-based capital” is determined by combining core capital and supplementary capital. Under the regulatory capital guidelines, our subsidiary banks must maintain a total risk-based capital to risk-weighted assets ratio of at least 8.0%, a Tier 1 capital to risk-weighted assets ratio of at least 4.0%, and a Tier 1 capital to adjusted total assets ratio of at least 4.0% (3.0% for banks receiving the highest examination rating) to be considered adequately capitalized. See discussion in the section below entitled “The FDIC Improvement Act.”

     FIRREA. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, includes various provisions that affect or may affect our subsidiary banks. Among other matters, FIRREA generally permits bank holding companies to acquire healthy thrifts as well as failed or failing thrifts. FIRREA removed certain cross-marketing prohibitions previously applicable to thrift and bank subsidiaries of a common holding company. Furthermore, a multi-bank holding company may now be required to indemnify the federal deposit insurance fund against losses it incurs with respect to such company’s affiliated banks, which in effect makes a bank holding company’s equity investments in healthy bank subsidiaries available to the FDIC to assist such company’s failing or failed bank subsidiaries.
     In addition, pursuant to FIRREA, any depository institution that has been chartered less than two years, is not in compliance with the minimum capital requirements of its primary federal banking regulator, or is otherwise in a troubled condition must notify its primary federal banking regulator of the proposed addition of any person to the Board of Directors or the employment of any person as a senior executive officer of the institution at least 30 days before such addition or employment becomes effective. During such 30-day period, the applicable federal banking regulatory agency may disapprove of the addition of employment of such director or officer. Our subsidiary banks are not subject to any such requirements.
     FIRREA also expanded and increased civil and criminal penalties available for use by the appropriate regulatory agency against certain “institution-affiliated parties” primarily including (i) management, employees and agents of a financial institution, as well as (ii) independent contractors such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs and who caused or are likely to cause more than minimum financial loss to or a significant adverse affect on the institution, who knowingly or recklessly violate a law or regulation, breach a fiduciary duty or engage in unsafe or unsound practices. Such practices can include the failure of an institution to timely file required reports or the submission of inaccurate reports. Furthermore, FIRREA authorizes the appropriate banking agency to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets or take other action as determined by the ordering agency to be appropriate.
     The FDIC Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.
     FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by a certified public accountant to verify that the financial statements of the bank are presented in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC.
     FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, each of our subsidiary banks were classified as “well-capitalized” as of December 31, 2006.

     In addition, if a bank is classified as undercapitalized, the bank is required to submit a capital restoration plan to the federal banking regulators. Pursuant to FDICIA, an undercapitalized bank is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the federal banking regulators of a capital restoration plan for the bank.
     Furthermore, if a bank is classified as undercapitalized, the federal banking regulators may take certain actions to correct the capital position of the bank; if a bank is classified as significantly undercapitalized or critically undercapitalized, the federal banking regulators would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring: sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities and restrictions on compensation paid to executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the federal banking regulators determine that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.
     The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this requirement, however, provides that a bank that (i) has assets of less than $250 million, (ii) is categorized as “well-capitalized,” (iii) during its most recent examination, was found to be well managed and its composite rating was outstanding or, in the case of a bank with total assets of not more than $100 million, outstanding or good, (iv) is not currently subject to a formal enforcement proceeding or order by the FDIC or the appropriate federal banking agency and (v) has not been subject to a change in control during the last 12 months, need only be examined once every 18 months.
     Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but all banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.
     Federal Limitations on Activities and Investments. The equity investments and activities as a principal of FDIC-insured state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank.
     Check Clearing for the 21st Century Act. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:
•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

     This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.
     Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.
     Federal Home Loan Bank System. The Federal Home Loan Bank system, of which each of our subsidiary banks is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.
     As a system member, our subsidiary banks are entitled to borrow from the FHLB of their respective region and is required to own a certain amount of capital stock in the FHLB. Each of our subsidiary banks is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our subsidiary banks are secured by a portion of the their respective loan portfolio, certain other investments and the capital stock of the FHLB held by such bank.
     Mortgage Banking Operations. Each of our subsidiary banks is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our subsidiary banks are also subject to regulation by the Arkansas State Bank Department or the Florida Department of Financial Regulation, as applicable, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.
Payment of Dividends
     We are a legal entity separate and distinct from our subsidiary banks and other affiliated entities. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that our subsidiary banks pay to us as their sole shareholder. Statutory and regulatory limitations apply to the dividends that our subsidiary banks can pay to us, as well as to the dividends we can pay to our shareholders.
     The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Arkansas law.
     There are certain state-law limitations on the payment of dividends by our bank subsidiaries. First State Bank, Community Bank, Twin City Bank and Bank of Mountain View, which are subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State

Bank Commissioner. Marine Bank, which is subject to Florida banking laws, may not declare or pay a dividend in excess of 100% of current year earnings and 100% of retained earnings for the prior two years. Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have regularly paid dividends on our common stock beginning with the second quarter of 2003, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.
     The payment of dividends by us, or by our subsidiary banks, may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would result in the depository institution being undercapitalized.
Restrictions on Transactions with Affiliates
     We and our subsidiary banks are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:
•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Our subsidiary banks must also comply with other provisions designed to avoid the taking of low-quality assets. We and our subsidiary banks are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
     Our subsidiary banks are also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
Privacy
     Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and all of our subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach- Bliley Act.

Consumer Credit Reporting
     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the “FCRA Amendments”) became effective in 2004. The FCRA Amendments include, among other things:
•	requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	consumer notice requirements for lenders that use consumer report information in connection with risk-based credit pricing programs;

•	for entities that furnish information to consumer reporting agencies (which would include our subsidiary banks), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a requirement for mortgage lenders to disclose credit scores to consumers.
     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of Home BancShares is currently sharing consumer information with any other affiliate of Home BancShares for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on us.
Anti-Terrorism and Money Laundering Legislation
     Our subsidiary banks are subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. Our subsidiary banks have established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures intended to comply with the foregoing rules.
Proposed Legislation and Regulatory Action
     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.
Effect of Governmental Monetary Polices
     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to banks and its influence over reserve requirements to which banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A. RISK FACTORS
     Our business exposes us to certain risks. Risks and uncertainties that management is not aware of or focused on may also adversely affect our business and operation. The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results.
Risks Related to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect our business, financial condition, results of operations and future prospects.
     Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We maintain an allowance for loan losses that we consider adequate to absorb future losses which may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As of December 31, 2006, our allowance for loan losses was approximately $26.1 million, or 1.8% of our total loans receivable.
     If our assumptions are incorrect, our current allowance may be insufficient to cover future loan losses, and increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have a negative effect on our operating results.
Because we have a high concentration of loans secured by real estate, a downturn in the real estate market could result in losses and materially and adversely affect business, financial condition, results of operations and future prospects.
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2006, approximately 80.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that we would be required to increase our provision for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
     In Northwest Arkansas, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Skyline Report” published in February 2007 by the University of Arkansas, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for 47.0 months. Management’s failure to monitor the status of the market and make the necessary changes could have a negative effect on operating results. At December 31, 2006, we had approximately $21.3 million in loan participations with our unconsolidated affiliate White River Bancshares, Inc. in northwest Arkansas.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
     We have a concentration of exposure to a number of individual borrowers. Under applicable law, each of our bank subsidiaries is generally permitted to make loans to one borrowing relationship up to 20% of their respective capital in the case of our Arkansas bank subsidiaries, and 15% of capital (25% on secured loans) in the case of our Florida bank subsidiary. Historically, when our bank subsidiaries have lending relationships that exceed their individual loan to one borrower limitation, the overline, or amount in excess of the subsidiary bank’s legal lending limit, is participated to our other bank subsidiaries. As a result, on a consolidated basis we may have aggregate exposure to individual or related borrowers in excess of each individual bank subsidiary’s legal lending limit. As of December 31, 2006, the aggregate legal lending limit of our bank subsidiaries for secured loans was approximately $38.7 million. Currently, our board of directors has established an in-house consolidated lending limit of $16.0 million to any one borrowing relationship without obtaining the approval of our Chairman and our Vice Chairman.
     As of December 31, 2006, we had 14 borrowing relationships where we had a commitment to loan in excess of $10.0 million, with the aggregate amount of those commitments totaling approximately $240.8 million. The largest of those commitments to one borrowing relationship was $27.3 million, which is 11.8% of our consolidated shareholders’ equity. Given the size of these loan relationships relative to our capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
The unexpected loss of key officers may materially and adversely affect our business, financial condition, results of operations and future prospects.
     Our success depends significantly on our executive officers, especially John W. Allison, Ron W. Strother, Randy E. Mayor, and on the presidents of our bank subsidiaries. Our bank subsidiaries, in particular, rely heavily on their management team’s relationships in their local communities to generate business. Because we do not have employment agreements or non-compete agreements with our employees, our executive officers and bank presidents are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.
Our growth and expansion strategy may not be successful and our market value and profitability may suffer.
     Growth through the acquisition of banks, de novo branching, and the organization of new banks represents an important component of our business strategy. Although we have no present plans to acquire any financial institution or financial services provider, any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
•	credit risk associated with the acquired bank’s loans and investments;

•	difficulty of integrating operations and personnel; and

•	potential disruption of our ongoing business.
     We expect that competition for suitable acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which are larger and have greater financial and other resources. We cannot assure you that we will be able to successfully identify and acquire suitable acquisition targets on acceptable terms and conditions.
     In addition to the acquisition of existing financial institutions, we plan to continue de novo branching, and we may consider the organization of new banks in new market areas. We do not, however, have any current plans to organize a new bank. De novo branching and any acquisition or organization of a new bank carries with it numerous risks, including the following:
•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses associated with establishing a de novo branch or a new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.
     We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions, de novo branching and the organization of new banks. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.
     We expect to continue to grow our assets and deposits, the products and services we offer, and the scale of our operations, generally, both internally and through acquisitions. If we continue to grow rapidly, we may not be able to control costs and maintain our asset quality. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. If we grow too quickly and are not able to control costs and maintain asset quality, this rapid growth could materially and adversely affect our financial performance.
There may be undiscovered risks or losses associated with our acquisitions of bank subsidiaries which would have a negative impact upon our future income.
     Our growth strategy includes strategic acquisitions of bank subsidiaries. We acquired three bank subsidiaries in 2005, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and southwestern Florida. In most cases, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our future income.
An economic downturn, natural disaster or act of terrorism, especially one affecting our market areas, could adversely affect our business, financial condition, results of operations and future prospects.
     Our business is affected by prevailing economic conditions in the United States, including inflation and unemployment rates, but is particularly subject to the local economies in Arkansas, the Florida Keys and southwestern Florida. Our relatively small size and our geographic concentration expose us to greater risk of unfavorable local economic conditions than the larger national or regional banks in our market areas. Adverse changes in local economic factors, such as population growth trends, income levels, deposits and housing starts, may adversely affect our operations.
     We are at risk of natural disaster or acts of terrorism, even if our market areas are not primarily affected. Our Florida market, in particular, is subject to risks from hurricanes, which may damage or dislocate our facilities, damage or destroy collateral, adversely affect the livelihood of borrowers or otherwise cause significant economic dislocation in areas we serve.
     If and when economic conditions deteriorate, either in our local market areas or nationwide, we may experience a reduction in the demand for our products and services and deterioration in the quality of our loan portfolio and consequently have a material and adverse effect on our business, financial condition, results of operations and future prospects.
Competition from other financial institutions may adversely affect our profitability.
     The banking business is highly competitive. We experience strong competition, not only from commercial banks, savings and loan associations, and credit unions, but also from mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions operating in or near our market areas. We compete with these institutions both in attracting deposits and in making loans.

     Many of our competitors are much larger national and regional financial institutions. We may face a competitive disadvantage against them as a result of our smaller size and resources and our lack of geographic diversification.
     We also compete against community banks that have strong local ties. These smaller institutions are likely to cater to the same small and mid-sized businesses that we target and to use a relationship-based approach similar to ours. In addition, our competitors may seek to gain market share by pricing below the current market rates for loans and paying higher rates for deposits. Competitive pressures can adversely affect our profitability.
Our recent results do not indicate our future results, and may not provide guidance to assess the risk of an investment in our common stock.
     We are unlikely to sustain our historical rate of growth, and may not even be able to expand our business at all. Further, our recent growth may distort some of our historical financial ratios and statistics. In the future, we may not have the benefit of several recently favorable factors, such as a strong residential housing market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we are not able to successfully grow our business, our financial condition and results of operations could be adversely affected.
We may not be able to raise the additional capital we need to grow and, as a result, our ability to expand our operations could be materially impaired.
     Federal and state regulatory authorities require us and our bank subsidiaries to maintain adequate levels of capital to support our operations. While we believe that our capital will be sufficient to support our current operations and anticipated expansion, factors such as faster than anticipated growth, reduced earning levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or additional acquisition opportunities may lead us to seek additional capital.
     Our ability to raise additional capital, if needed, will depend on our financial performance and on conditions in the capital markets at that time, which are outside our control. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations could be materially impaired.
We are considered by the Federal Reserve Board to be a source of “financial strength” for White River Bancshares and may be required to support its capital.
     We hold a 20% ownership interest in White River Bancshares, Inc., a bank holding company headquartered in Fayetteville, Arkansas. Our minority ownership means that we lack effective power to control the operations of the holding company. We are, nevertheless, considered by the Federal Reserve Board to be a source of financial strength for that holding company. As a result, we may be required to contribute sufficient funds for White River Bancshares to meet regulatory capital requirements if it is unable to raise funds from other sources. An obligation to support White River Bancshares may be required at times when, in the absence of this Federal Reserve Board policy, we might not be inclined to provide it. As of and for the year ended December 31, 2006, White River Bancshares had total assets of $343.2 million, total shareholders’ equity of $55.5 million, and a net operating loss of $2.0 million. The capital ratios for White River Bancshares’ wholly-owned bank subsidiary, Signature Bank of Arkansas, at year-end and the minimum ratios required to be considered “well capitalized” were: leverage ratio, 15.66% (5.0% required); Tier 1 capital ratio, 17.25% (6.0% required); and total risk-based capital ratio, 18.48% (10.0% required).
We may be unable to, or choose not to, pay dividends on our common stock.
     Although we have paid a quarterly dividend on our common stock since the second quarter of 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:
•	We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our bank subsidiaries, is subject to federal and state laws that limit the ability of these banks to pay dividends.

•	Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

•	Before dividends may be paid on our common stock in any year, payments must be made on our subordinated debentures.

•	Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.
     If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our company.
Our directors and executive officers own a significant portion of our common stock and can exert significant control over our business and corporate affairs.
     Our directors and executive officers, as a group, beneficially own approximately 33.3% of our common stock. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting our company with which you disagree.
The holders of our subordinated debentures have rights that are senior to those of our shareholders.
     We have $44.8 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.
Risks Related to Our Industry
Our profitability is vulnerable to interest rate fluctuations and monetary policy.
     Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities.
     As of December 31, 2006, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 99.2% and our cumulative gap position was -1.1% of total earning assets, resulting in a minimum impact on earnings for various interest rate change scenarios. Floating rate loans made up 38.8% of our $1.42 billion loan portfolio. In addition, 71.1% of our loans receivable and 85.0% of our time deposits were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact to our earnings.
     Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.
     We are a registered financial holding company primarily regulated by the Federal Reserve Board. Our bank subsidiaries are also primarily regulated by the Federal Reserve Board, the Federal Deposit Insurance Corporation, and the Arkansas State Bank Department or Florida Office of Financial Regulation.
     Complying with banking industry regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny, particularly under the USA Patriot Act and statutes that promote customer privacy or seek to prevent money laundering. As regulation of the banking industry continues to evolve, we expect the costs of compliance to continue to increase and, thus, to affect our ability to operate profitably.
     We are subject to the many requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and the related rules and regulations promulgated by the Securities and Exchange Commission and Nasdaq. These laws and regulations increased the scope, complexity and cost of our corporate governance, reporting and disclosure practices. Although we are accustomed to conducting business in a highly regulated environment, these laws and regulations have different requirements for compliance than we have previously experienced. Our expenses for accounting, legal and consulting services have increased because of the new obligations we are facing as a public company. In addition, the sudden application of these requirements to our business has resulted in some cultural adjustments and may strain our management resources.
     To date, we have not conducted a comprehensive review and confirmation of the adequacy of our existing systems and controls as will be required under Section 404 of the Sarbanes-Oxley Act. We may discover deficiencies in existing systems and controls. If that is the case, we intend to take the necessary steps to correct any deficiencies. These steps may be costly and strain our resources. A decline in the market price for our common stock may result if we are unable to comply with the Sarbanes-Oxley Act.
Risks Associated With Our Stock
Our stock price is affected by a variety of factors, many of which are outside of our control.
     Stock price volatility may make it more difficult for investors to resell shares of our common stock at times and prices they find attractive. Our common stock price can fluctuate significantly in response to a variety of factors, including, among other things:
•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry; and

•	perceptions in the marketplace regarding us and/or our competitors.
Our stock trading volume may not provide adequate liquidity for investors.
     Although shares of our common stock are listed for trade on the Nasdaq Stock Market, the average daily trading volume in the common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.
Our common stock is not an insured deposit.
     Our common stock is not a bank deposit and, therefore, losses in its value are not insured by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report, and is subject to the same market forces that affect the price of common stock in any other company.
Item 1B. UNRESOLVED STAFF COMMENTS
     There are currently no unresolved Commission staff comments.
Item 2. PROPERTIES
     As of December 31, 2006, our bank subsidiaries operated a total of 40 branches in Arkansas and ten branches in Florida, and were in various stages of opening an additional two branches, as shown in the following table:

		Owned or	Date	Square
Office Address	City	Leased	Constructed	Feet
First State Bank
620 Chestnut	Conway, AR	Owned	1999	9,000
2500 Dave Ward Drive	Conway, AR	Owned	2002	2,640
1815 East Oak Street	Conway, AR	Owned	2001	2,640
2690 Donaghey	Conway, AR	Leased	2001	2,600
1445 Hogan Lane	Conway, AR	Leased	2004	3,200
945 Salem Road	Conway, AR	Owned	1999	4,200
1208 Oak	Conway, AR	Owned	1999	2,500
582 Highway 365 South	Mayflower, AR	Leased	2000	800
1044 Main Street	Vilonia, AR	Owned	1999	2,640
#8 Business Park Drive	Greenbrier, AR	Owned	2002	2,640
1300 West Beebe-Capps Expwy	Searcy, AR	Owned	2006	5,000
Community Bank
218 West Main	Cabot, AR	Owned	1977	1,200
2171 West Main	Cabot, AR	Owned	1999	20,500
3111 Bill Foster Memorial Hwy	Cabot, AR	Leased (2)	2004	3,500
One City Plaza	Cabot, AR	Owned	1978	22,150
1204 S. Pine Street	Cabot, AR	Owned	1990	3,300
707 Dewitt Henry Drive	Beebe, AR	Owned	1998	2,924
10 Crestview Plaza	Jacksonville, AR	Leased	1997	2,600
1900 John Hardin Drive	Jacksonville, AR	Owned	2000	3,807

		Owned or	Date	Square
Office Address	City	Leased	Constructed	Feet
Community Bank
1816 West Main	Jacksonville, AR	Owned	2005	5,000
902 North Street	Ward, AR	Owned	1973	2,400
30 Hwy 64 West	Beebe, AR	Owned	2006	3,425
Twin City Bank
2716 Lakewood Village Place	North Little Rock, AR	Leased	2000	3,579
650 Main	North Little Rock, AR	Leased	2000	1,344
4308 Broadway	North Little Rock, AR	Owned	2001	2,060
3811 MacArthur Drive	North Little Rock, AR	Owned	2000	1,360
4515 Camp Robinson Road	North Little Rock, AR	Owned	2004	3,700
9501 Maumelle Boulevard	Maumelle, AR	Owned	2005	4,000
7213 Hwy. 107	Sherwood, AR	Owned	2002	3,700
301 East Kiehl	Sherwood, AR	Owned	1998	2,898
2922 South University	Little Rock, AR	Leased	2003	3,511
10315 Interstate 30	Little Rock, AR	Owned	2003	3,700
718 Broadway	Little Rock, AR	Owned	2005	2,500
520 Bowman	Little Rock, AR	Leased	2003	4,664
5100 Kavanaugh Avenue	Little Rock, AR	Leased	2003	893
2610 Cantrell Road	Little Rock, AR	Leased	2003	5,000
13910 Cantrell Road	Little Rock, AR	Owned	2003	3,700
9712 Rodney Parham	Little Rock, AR	Owned	2003	3,700
Bank of Mountain View
121 East Main Street	Mountain View, AR	Owned	1968	1,354
Oak and Main Street	Mountain View, AR	Owned	1992	1,958
Marine Bank
11290 Overseas Highway	Marathon, FL	Owned	1995	7,414
25000 Overseas Highway	Summerland Key, FL	Leased	1998	296
82787 Overseas Highway	Islamorada, FL	Owned	1988	705
101 Wilder Road	Marathon, FL	Owned	1998	3,456
4594 Overseas Highway	Marathon, FL	Owned	2000	1,450
2514 N. Roosevelt Blvd	Key West, FL	Leased (2)	2001	3,756
789 Duck Key Lane	Marathon, FL	Leased	2001	850
22627 Bayshore Road	Port Charlotte, FL	Leased	2006	3,384
615 Elkham Circle	Marco Island, FL	Leased	2006	8,000
401 Taylor Street	Punta Gorda, FL	Owned	2006	5,871
100290 Overseas Highway	Key Largo, FL	Leased	Pending	4,500	(1)
1229 Simonton Street	Key West, FL	Leased	Pending	3,440	(1)

(1)	Sizes of pending offices are estimated.

(2)	Office is located on land that we lease.

     In addition to the branches listed above, we and our non-bank subsidiaries had offices as shown in the following table:

		Owned or	Date	Square
Office Address	City	Leased	Constructed	Feet
719 Harkrider Street	Conway, AR	Owned	1984	33,000
203 Dakota Drive, Suites A and C	Cabot, AR	Leased	2000	2,000
1515 N. Center, Suite 9	Lonoke, AR	Leased	2000	600
#3 Crestview Plaza	Jacksonville, AR	Leased	2000	1,600
715 Chestnut	Conway, AR	Leased	1999	2,100
81011 Overseas Highway	Islamorada, FL	Leased	2002	2,500
1638 Overseas Highway	Marathon, FL	Owned	2003	1,960
     We believe that our banking and other offices are in good condition and are suitable to our needs.
Item 3. LEGAL PROCEEDINGS
     While we and our bank subsidiaries and other affiliates are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us or our bank subsidiaries or other affiliates that will, individually or in the aggregate, have a material adverse affect on our business or consolidated financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock began trading on the Nasdaq National Market under the symbol “HOMB” on June 23, 2006 upon completion of our initial public offering. Prior to our initial public offering there had been no public market for our common stock. Shares of our common stock were sold for $18.00 per share in the initial public offering on June 22, 2006. The stock’s price at the close of the market on June 23, 2006 was $20.00.The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock including the initial public offering.

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2006
1st Quarter	N/A	N/A	0.020
2nd Quarter (June 22 - 30)	22.70	18.00	0.020
3rd Quarter	23.00	20.52	0.025
4th Quarter	25.15	21.02	0.025
     Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is necessarily dependent upon the availability of earnings and future financial condition.

     There were no sales of our unregistered securities during the period covered by this report that have not been previously disclosed in our quarterly reports on Form 10-Q.
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
     We currently maintain one compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, that provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2006:

	Number of		Number of securities
	securities to be		remaining available for
	issued	Weighted-avergage	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the shareholders	1,031,884	$11.39	126,590

Equity compensation plans
not approved by the shareholders	—	—	—
Performance Graph
     Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since its shares of common stock were registered under Section 12 of the Exchange Act on June 22, 2006, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on June 22, 2006 and that subsequent cash dividends were reinvested.

	Period Ending
Index	06/22/06	08/31/06	09/30/06	10/31/06	11/30/06	12/31/06

Home BancShares, Inc.	100.00	117.64	122.81	122.70	123.53	133.86
Russell 2000	100.00	104.98	105.85	111.95	114.89	115.28
SNL Bank and Thrift	100.00	104.61	107.06	108.00	107.91	112.35

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$123,763	$85,458	$36,681	$21,538	$20,361
Total interest expense	60,940	36,002	11,580	8,240	7,490

Net interest income	62,823	49,456	25,101	13,298	12,871
Provision for loan losses	2,307	3,827	2,290	807	2,220

Net interest income after provision for loan losses	60,516	45,629	22,811	12,491	10,651
Non-interest income	19,127	15,222	13,681	6,739	5,354
Gain on sale of equity investment	—	465	4,410	—	—
Non-interest expense	56,478	44,935	26,131	13,070	10,052

Income before income taxes and minority interest	23,165	16,381	14,771	6,160	5,953
Provision for income taxes	7,247	4,935	5,030	2,343	2,076
Minority interest	—	—	582	48	—

Net income	$15,918	$11,446	$9,159	$3,769	$3,877

Per share data:
Basic earnings	$1.07	$0.92	$1.08	$0.66	$0.78
Diluted earnings	1.00	0.82	0.94	0.63	0.77
Diluted cash earnings (1)	1.07	0.89	0.98	0.64	0.77
Book value per common share	13.45	11.45	10.75	9.79	8.36
Book value per share with preferred converted to common (2)	13.45	11.63	11.07	10.29	8.36
Tangible book value per common share (3) (6)	10.72	7.43	7.89	6.63	8.36
Tangible book value per share with preferred converted to common (2) (3) (6)	10.72	8.21	8.70	7.68	8.36
Dividends — Common	0.09	0.07	0.04	0.01	—
Average common shares outstanding	14,497	11,862	7,986	5,721	4,956
Average diluted shares outstanding	15,923	13,889	9,783	5,964	5,019

Performance ratios:
Return on average assets	0.78%	0.69%	1.17%	0.85%	1.14%
Cash return on average assets (7)	0.86	0.76	1.26	0.87	1.14
Return on average equity	8.12	7.27	8.61	8.88	9.87
Cash return on average tangible equity (3) (8)	11.46	10.16	11.54	9.44	9.87
Net interest margin (10)	3.51	3.37	3.75	3.47	4.12
Efficiency ratio (4)	64.99	64.94	57.65	64.61	55.08

Asset quality:
Nonperforming assets as a percentage of total assets	0.23%	0.47%	1.18%	1.24%	0.58%
Nonperforming loans as a percentage of total loans	0.32	0.69	1.73	1.73	0.64
Allowance for loan losses to nonperforming loans	574.37	291.62	182.40	170.10	314.73
Allowance for loans losses to total loans	1.84	2.01	3.16	2.94	2.00
Net charge-offs as a percentage of average total loans	0.03	0.38	0.13	0.16	0.14

Balance sheet data (period end):
Total assets	$2,190,648	$1,911,491	$805,186	$803,103	$368,983
Investment securities	531,891	530,302	190,466	161,951	44,317
Loans receivable	1,416,295	1,204,589	516,655	500,055	284,764
Allowance for loan losses	26,111	24,175	16,345	14,717	5,706
Intangible assets	46,985	48,727	22,816	25,252	—
Non-interest-bearing deposits	215,142	209,974	86,186	76,508	31,027
Total deposits	1,607,194	1,427,108	552,878	572,218	279,228
Subordinated debentures (trust preferred securities)	44,663	44,755	24,219	24,238	—
Shareholders’ equity	231,419	165,857	106,610	99,472	46,753

Summary Consolidated Financial Data — Continued

	As of or for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars and shares in thousands, except per share data)
Capital ratios:
Equity to assets	10.56%	8.68%	13.24%	12.39%	12.67%
Tangible equity to tangible assets (3) (9)	8.60	6.29	10.71	9.54	12.67
Tier 1 leverage ratio (5)	11.29	9.22	13.47	13.06	13.42
Tier 1 risk-based capital ratio	14.57	12.25	17.39	16.35	14.17
Total risk-based capital ratio	15.83	13.51	17.39	16.35	15.42
Dividend payout — common	8.46	7.30	3.71	2.46	—

(1)	Diluted cash earnings per share reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 20, “on page 63, for the non-GAAP tabular reconciliation.

(2)	Shares of Class A preferred stock and Class B preferred stock outstanding on the indicated dates are assumed to have been converted to shares of common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 21,” on page 64.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.

(4)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

(5)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 21,” on page 64, for the non-GAAP tabular reconciliation.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 22,” on page 64, for the non-GAAP tabular reconciliation.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 23,” on page 64, for the non-GAAP tabular reconciliation.

(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 24,” on page 65, for the non-GAAP tabular reconciliation.

(10)	Fully taxable equivalent (assuming an income tax rate of 39.23% for 2006, 2005 and 2004 and 38.29% for 2003 and 2002).

Item 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2006, 2005 and 2004. This discussion should be read together with the “Summary Consolidated Financial Data,” our financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of December 31, 2006, we had, on a consolidated basis, total assets of $2.19 billion, loans receivable of $1.42 billion, total deposits of $1.61 billion, and shareholders’ equity of $231.4 million.
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
Key Financial Measures

	As of and for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Total assets	$2,190,648	$1,911,491	$805,186
Loans receivable	1,416,295	1,204,589	516,655
Total deposits	1,607,194	1,427,108	552,878
Net income	15,918	11,446	9,159
Basic earnings per share	1.07	0.92	1.08
Diluted earnings per share	1.00	0.82	0.94
Diluted cash earnings per share (1)	1.07	0.89	0.98
Net interest margin — FTE	3.51%	3.37%	3.75%
Efficiency ratio	64.99	64.94	57.65
Return on average assets	0.78	0.69	1.17
Return on average equity	8.12	7.27	8.61

(1)	See Table 20 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
2006 Overview
     Our net income increased $4.5 million, or 39.1%, to $15.9 million for the year ended December 31, 2006, from $11.4 million for the same period in 2005. Diluted earnings per share increased $0.18, or 22.0%, to $1.00 for the year ended December 31, 2006, from $0.82 for 2005. The increase in earnings is primarily associated with our acquisitions during 2005, combined with organic growth of our bank subsidiaries.
     Our return on average equity was 8.12% for the year ended December 31, 2006, compared to 7.27% for 2005. Our return on average assets was 0.78% for the year ended December 31, 2006, compared to 0.69% for 2005. The increases were primarily due to the $4.5 million increase in net income for 2006 compared to 2005.

     Our net interest margin on a fully tax equivalent basis was 3.51% for the year ended December 31, 2006, compared to 3.37% for 2005. Competitive pressures and a slightly inverted yield curve have put pressure on our net interest margin. Yet, we were able to improve the net interest margin. The improvements were due to organic loan growth and the net proceeds from our initial public offering combined with the acquisitions during 2005.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 64.99% for the year ended December 31, 2006, compared to 64.94% for 2005.
     Our total assets increased $279.2 million, or 14.6%, to $2.19 billion as of December 31, 2006, compared to $1.91 billion as of December 31, 2005. Our loan portfolio increased $211.7 million, or 17.6%, to $1.42 billion as of December 31, 2006, from $1.20 billion as of December 31, 2005. Shareholders’ equity increased $65.6 million, or 39.5%, to $231.4 million as of December 31, 2006, from $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $47.2 million proceeds from our initial public offering and retained earnings during 2006.
     As of December 31, 2006, our asset quality improved as non-performing loans declined to $4.5 million, or 0.32%, of total loans from $8.3 million, or 0.69%, of total loans as of the prior year-end. The allowance for loan losses as a percent of non-performing loans improved to 574.4% as of December 31, 2006, compared to 291.6% from the prior year-end. These ratios reflect the continuing commitment of our management to improve and maintain sound asset quality.
2005 Overview
     Our net income increased $2.3 million, or 25.0%, to $11.4 million for the year ended December 31, 2005, from $9.2 million for the same period in 2004. The increase in earnings is primarily associated with our acquisitions during 2005, combined with organic growth of our bank subsidiaries’ earnings. In 2004, our net income included a gain on the sale of our equity investment in Russellville Bancshares. Excluding this after-tax gain of $2.7 million, net income for 2005 would have increased by $5.0 million, or 75.4%, over 2004. Diluted earnings per share decreased $0.12, or 12.8%, to $0.82 for the year ended December 31, 2005, from $0.94 for 2004. This decrease was primarily the result of the gain of $0.27 per diluted share during 2004, and a 42.0% increase in the average diluted shares outstanding for the year ended December 31, 2005, versus the same period in 2004, resulting from the shares issued in connection with our 2005 acquisitions. Excluding the gain, diluted earnings per share would have increased $0.15, or 22.4%, to $0.82 per diluted share for the year ended December 31, 2005, from $0.67 per diluted share for 2004.
     Our return on average equity was 7.27% for the year ended December 31, 2005, compared to 8.61% for 2004. The decrease was primarily due to: (i) the $59.2 million, or 55.6%, increase in shareholders’ equity to $165.9 million as of December 31, 2005, compared to $106.6 million as of December 31, 2004; and (ii) a gain of $2.7 million in 2004. Return on average equity for 2004 would have been 6.07%, excluding this gain. The increase in shareholders’ equity was primarily due to the acquisitions of TCBancorp and Marine Bancorp.
     Our return on average assets was 0.69% for the year ended December 31, 2005, compared to 1.17% for 2004. The decrease was primarily due to: (i) the $1.1 billion, or 137.4%, increase in total assets to $1.9 billion as of December 31, 2005, compared to $805.2 million as of December 31, 2004; and (ii) a gain of $2.7 million in 2004. Return on average assets would have been 0.83% excluding this gain. The increase in total assets was primarily due to the acquisitions of TCBancorp, Marine Bancorp, and Mountain View Bancshares.
     Our net interest margin was 3.37% for the year ended December 31, 2005, compared to 3.75% for 2004. The decrease was primarily due to the relatively lower net interest margin of 2.77% for Twin City Bank for the year ended December 31, 2005.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 64.94% for the year ended December 31, 2005, compared to 57.65% for 2004. The efficiency ratio for 2004 would have been 64.06% excluding our gain of $2.7 million.

     Our total assets increased $1.1 billion, or 137.4%, to $1.9 billion as of December 31, 2005, compared to $805.2 million as of December 31, 2004. Our loan portfolio increased $687.9 million, or 133.2%, to $1.2 billion as of December 31, 2005, from $516.7 million as of December 31, 2004. Shareholders’ equity increased $59.2 million, or 55.6%, to $165.9 million as of December 31, 2005, from $106.6 million as of December 31, 2004. All of these increases were primarily associated with our acquisitions during 2005.
     As of December 31, 2005, our asset quality improved as non-performing loans declined to $8.3 million, or 0.69%, of total loans from $9.0 million, or 1.73%, of total loans as of the prior year end. The allowance for loan losses as a percent of non-performing loans improved to 291.6% as of December 31, 2005, compared to 182.4% from the prior year end. These ratios reflect the continuing commitment of our management to maintain sound asset quality.
Critical Accounting Policies
     Overview. We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in the notes to our consolidated financial statements included as part of this document.
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
     Investments. Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale.
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
     Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by SFAS No. 142, Goodwill and Other Intangible Assets, in the fourth quarter.
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
     On January 3, 2005, we purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of

Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we invested an additional $3.0 million in White River Bancshares at that time. As of December 31, 2006, White River Bancshares had total assets of $343.2 million, loans of $283.0 million, and total deposits of $268.9 million.
     White River Bancshares, Inc has filed an application with Federal Reserve to acquire 100% of the stock of Brinkley Bancshares, Inc., in connection with the merger of Bank of Brinkley with Signature Bank. The Bank of Brinkley in Brinkley, Arkansas has assets of $140.2 million, loans of $32.7 million and deposits of $118.8 million as of December 31, 2006. The merger is expected to take place in the second quarter of 2007.
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
     In February 2005, CB Bancorp merged into Home BancShares, and Community Bank thus became our wholly owned subsidiary.
     In our continuing evaluation of our growth plans, we believe our best prospects include bank acquisitions and de novo branching. Bank acquisitions provide us the greatest opportunity for immediate earnings per share improvement. However, the current market multiples for bank acquisitions make it difficult to accomplish an acquisition without dilution to tangible book value. In comparison, de novo branching usually creates dilution to earnings per share in the short term but does not create the burden of tangible book value dilution. We will continue to evaluate what is in our best interest. Our goal in making these decisions is to maximize the return to our investors.
Sale of Equity Investment in Russellville Bancshares
     On September 3, 2004, Russellville Bancshares repurchased the 21.7% equity interest that we had originally acquired in 2001. As a result of this sale, we recorded a pre-tax gain of $4.4 million or an after-tax gain of $2.7 million. This gain increased diluted earnings per share by $0.27 for the year ended December 31, 2004.
     Excluding the gain associated with the sale of our interest in Russellville Bancshares, our net income for the year ended December 31, 2004, was $6.5 million, or $0.67 diluted earnings per share.
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2006, we opened five de novo branch locations plus Arkansas’s only mobile branch. These branch locations are located in the Arkansas communities of Searcy and Beebe plus Port Charlotte, Marco Island and Punta Gorda, Florida. Presently, we have two pending Florida de novo branch locations in Key West and Key Largo scheduled to open in 2007. Currently we have plans for two additional de novo branch locations in Searcy, Arkansas and one in Saline County, Arkansas.
Results of Operations for the Years Ended December 31, 2006, 2005 and 2004
     Our net income increased $4.5 million, or 39.1%, to $15.9 million for the year ended December 31, 2006, from $11.4 million for the same period in 2005. Diluted earnings per share increased $0.18, or 22.0%, to $1.00 for the year ended December 31, 2006, from $0.82 for 2005. The increase in earnings is primarily associated with our acquisitions during 2005, combined with organic growth of our bank subsidiaries.

     Our net income increased $2.3 million, or 25.0%, to $11.4 million for the year ended December 31, 2005, from $9.2 million for the same period in 2004. The increase in earnings is primarily associated with our acquisitions during 2005, combined with organic growth of our bank subsidiaries’ earnings. In 2004, our net income included a gain on the sale of our equity investment in Russellville Bancshares. Excluding this after-tax gain of $2.7 million, net income for 2005 would have increased by $5.0 million, or 75.4%, over 2004. Diluted earnings per share decreased $0.12, or 12.8%, to $0.82 for the year ended December 31, 2005, from $0.94 for 2004. This decrease was primarily the result of the gain of $0.27 per diluted share during 2004, and a 42.0% increase in the average diluted shares outstanding for the year ended December 31, 2005, versus the same period in 2004, resulting from the shares issued in connection with our 2005 acquisitions. Excluding the gain, diluted earnings per share would have increased $0.15, or 22.4%, to $0.82 per diluted share for the year ended December 31, 2005, from $0.67 per diluted share for 2004.
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
     Net interest income on a fully taxable equivalent basis increased $13.8 million, or 26.9%, to $65.1 million for the year ended December 31, 2006, from $51.2 million for 2005. This increase in net interest income was the result of a $38.7 million increase in interest income offset by $24.9 million increase in interest expense. The $38.7 million increase in interest income was primarily the result of organic growth of our bank subsidiaries and a $267.6 million increase in average earning assets associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during 2005, combined with higher interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $24.1 million, and the rising rate environment resulted in a $14.6 million increase in interest income during 2006. The $24.9 million increase in interest expense for the year ended December 31, 2006, is primarily the result of organic growth of our bank subsidiaries and a $197.4 million increase in average interest-bearing liabilities associated with our acquisitions of Marine Bancorp, Inc. and Mountain View Bancshares, Inc. during 2005, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $9.9 million. The rising rate environment resulted in a $15.1 million increase in interest expense during 2006.
     Net interest income on a fully taxable equivalent basis increased $25.3 million, or 97.3%, to $51.2 million for the year ended December 31, 2005, from $26.0 million for 2004. This increase in net interest income was the result of a $49.7 million increase in interest income offset by $24.4 million increase in interest expense. The $49.7 million increase in interest income for the year ended December 31, 2005, is primarily the result of a $788.5 million increase in average earning assets associated with our acquisitions during 2005, combined with higher short-term interest rates as a result of the rising rate environment. The higher level of earning assets resulted in an improvement in interest income of $46.3 million. The rising rate environment resulted in a $3.4 million increase in interest income during 2005. The $24.4 million increase in interest expense for the year ended December 31, 2005, is primarily the result of a $686.5 million increase in average interest-bearing liabilities associated with our acquisitions during 2005, combined with higher interest rates during 2005 as a result of the rising rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $17.3 million. The rising rate environment resulted in a $7.1 million increase in interest expense during 2005.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2006, 2005 and 2004, as well as changes in fully taxable equivalent net interest margin for the years 2006 compared to 2005 and 2005 compared to 2004.
Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Interest income	$123,763	$85,458	$36,681
Fully taxable equivalent adjustment	2,229	1,790	874

Interest income — fully taxable equivalent	125,992	87,248	37,555
Interest expense	60,940	36,002	11,580

Net interest income — fully taxable equivalent	$65,052	$51,246	$25,975

Yield on earning assets — fully taxable equivalent	6.80%	5.74%	5.42%
Cost of interest-bearing liabilities	3.79	2.75	2.00
Net interest spread — fully taxable equivalent	3.01	2.99	3.42
Net interest margin — fully taxable equivalent	3.51	3.37	3.75
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2006 vs. 2005	2005 vs. 2004
	(In thousands)
Increase in interest income due to change in earning assets	$24,119	$46,333
Increase in interest income due to change in earning asset yields	14,625	3,360
Increase in interest expense due to change in interest-bearing liabilities	9,856	17,339
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	15,082	7,083

Increase in net interest income	$13,806	$25,271

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2006, 2005 and 2004. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2006			2005			2004
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,939	$139	4.73%	$3,159	$101	3.20%	$2,788	$38	1.36%
Federal funds sold	16,870	840	4.98	8,048	284	3.53	16,902	158	0.93
Investment securities — taxable	427,696	18,879	4.41	442,168	17,103	3.87	144,446	5,764	3.99
Investment securities — non-taxable	91,232	5,814	6.37	66,960	4,301	6.42	34,945	2,331	6.67
Loans receivable	1,314,611	100,320	7.63	1,000,906	65,459	6.54	493,969	29,264	5.92

Total interest-earning assets	1,853,348	125,992	6.80	1,521,241	87,248	5.74	693,050	37,555	5.42

Non-earning assets	177,170			137,601			89,355

Total assets	$2,030,518			$1,658,842			$782,405

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$530,219	$13,179	2.49%	$447,433	$8,267	1.85%	$192,426	$1,435	0.75%
Time deposits	763,291	33,034	4.33	624,692	18,616	2.98	281,391	6,171	2.19

Total interest-bearing deposits	1,293,510	46,213	3.57	1,072,125	26,883	2.51	473,817	7,606	1.61
Federal funds purchased	13,889	689	4.96	13,996	399	2.85	10,773	159	1.48
Securities sold under agreement to repurchase	111,635	4,420	3.96	85,876	2,657	3.09	23,068	407	1.76
FHLB and other borrowed funds	144,074	6,627	4.60	109,323	4,046	3.70	46,837	1,840	3.93
Subordinated debentures	44,710	2,991	6.69	29,408	2,017	6.86	24,219	1,568	6.47

Total interest-bearing liabilities	1,607,818	60,940	3.79	1,310,728	36,002	2.75	578,714	11,580	2.00

Non-interest bearing liabilities
Non-interest-bearing deposits	215,075			177,511			79,907
Other liabilities	11,611			13,125			17,368

Total liabilities	1,834,504			1,501,364			675,989
Shareholders’ equity	196,014			157,478			106,416

Total liabilities and shareholders’ equity	$2,030,518			$1,658,842			$782,405

Net interest spread			3.01%			2.99%			3.42%
Net interest income and margin		$65,052	3.51		$51,246	3.37		$25,975	3.75

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2006, compared to 2005, and 2005 compared to 2004, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2006 over 2005			2005 over 2004
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(7)	$45	$38	$6	$57	$63
Federal funds sold	404	152	556	(120)	246	126
Investment securities — taxable	(575)	2,351	1,776	11,521	(182)	11,339
Investment securities — non-taxable	1,547	(34)	1,513	2,059	(89)	1,970
Loans receivable	22,750	12,111	34,861	32,867	3,328	36,195

Total interest income	24,119	14,625	38,744	46,333	3,360	49,693

Interest expense:
Interest-bearing transaction and savings deposits	1,714	3,198	4,912	3,231	3,601	6,832
Time deposits	4,745	9,673	14,418	9,616	2,829	12,445
Federal funds purchased	(3)	293	290	59	181	240
Securities sold under agreement to repurchase	912	851	1,763	1,762	488	2,250
FHLB and other borrowed funds	1,463	1,118	2,581	2,319	(113)	2,206
Subordinated debentures	1,025	(51)	974	352	97	449

Total interest expense	9,856	15,082	24,938	17,339	7,083	24,422

Increase (decrease) in net interest income	$14,263	$(457)	$13,806	$28,994	$(3,723)	$25,271

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $2.3 million for the year ended December 31, 2006, $3.8 million for 2005, and $2.3 million for 2004.
     Our provision for loan losses decreased $1.5 million, or 39.7%, to $2.3 million for the year ended December 31, 2006, from $3.8 million for 2005. The decrease in the provision is primarily associated with the improvement in non-performing loans and net charge-off from 2005 to 2006. The allowance for loan losses to nonperforming loans improved from 292% in 2005 to 574% in 2006. While the net charge-off ratio improved from 0.38% in 2005 to 0.03% in 2006.
     Our provision increased $1.5 million, or 67.1%, to $3.8 million for the year ended December 31, 2005, from $2.3 million in 2004. The increase in the provision is primarily associated with our acquisitions during 2005 as a result of their continued loan growth, combined with a charge of $450,000 to the provision expense due to Hurricane Wilma that affected the Florida Keys during the fourth quarter of 2005.
     Non-Interest Income. Total non-interest income was $19.1 million in 2006, compared to $15.7 million in 2005 and $18.1 million in 2004. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, equity in income (loss) of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the years ended December 31, 2006, 2005, and 2004, respectively, as well as changes for the years 2006 compared to 2005 and 2005 compared to 2004.
Table 5: Non-Interest Income

	Years Ended December 31,			2006 Change		2005 Change
	2006	2005	2004	from 2005		from 2004
	(Dollars in thousands)
Service charges on deposit accounts	$9,447	$8,319	$5,914	$1,128	13.6%	$2,405	40.7%
Other service charges and fees	2,642	2,099	959	543	25.9	1,140	118.9
Trust fees	671	458	158	213	46.5	300	189.9
Data processing fees	799	668	1,564	131	19.6	(896)	(57.3)
Mortgage banking income	1,736	1,651	1,188	85	5.1	463	39.0
Insurance commissions	782	674	631	108	16.0	43	6.8
Income from title services	957	823	1,110	134	16.3	(287)	(25.9)
Increase in cash value of life insurance	304	256	244	48	18.8	12	4.9
Dividends from FHLB, FRB & bankers’ bank	659	315	91	344	109.2	224	246.2
Equity in income (loss) of unconsolidated affiliates	(379)	(592)	1,560	213	(36.0)	(2,152)	(137.9)
Gain on sale of equity investment	—	465	4,410	(465)	(100.0)	(3,945)	(89.5)
Gain on sale of SBA loans	72	529	26	(457)	(86.4)	503	1,934.6
Gain (loss) on sale of premises and equipment	163	324	—	(161)	(49.7)	324	100.0
(Loss) gain on securities, net	1	(539)	(249)	540	(100.2)	(290)	116.5
Other income	1,273	237	485	1,036	437.1	(248)	(51.1)

Total non-interest income	$19,127	$15,687	$18,091	$3,440	21.9%	$(2,404)	(13.3)%

     Non-interest income increased $3.4 million, or 21.9%, to $19.1 million for the year ended December 31, 2006 from $15.7 million in 2005. The primary factors that resulted in the increase from 2005 to 2006 include:
•	The $1.7 million aggregate increase in service charges on deposit accounts and other service charges and fees was primarily a result of our acquisitions completed during 2005 combined with organic growth of our other bank subsidiaries’ service charges. More specifically, during the fourth quarter of 2006, we were able to negotiate with a new vendor the processing of interchange fees associated with our electronic banking transactions. This improved position is allowing us to retain more of the interchange fees by leveraging our in-house technology.

•	The $131,000 increase in data processing fees was related to the data processing fees associated with White River Bancshares, which began banking operations in May 2005.

•	The $455,000 aggregate increase in trust fees, insurance commissions and title fees was primarily a result of our organic growth in those product lines.

•	The $344,000 increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase the their borrowing capacity with FHLB.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating loss. White River Bancshares is currently operating at a loss as a result of their status as a start up company.

•	The $163,000 gain on sale of premises and equipment is the result of our banking subsidiary acquired in 2003 disposing of excess premises and equipment no longer needed as a result of synergies achieved from the combined entities.

•	The $1.0 million increase in other income is primarily a result of the recognized income from the sale of one branch banking location in 2005, gains on sales of foreclosed assets held for sale and the 2005 acquisitions. Due to contingencies associated with the sale of the branch banking location, income is being recognized over the thirty-month life of the contingencies of which $426,000 was recognized in 2006.
     Bank owned life insurance consists of life insurance purchased by the subsidiary banks on qualifying groups of officers with the bank designated as owner and beneficiary of the policies. The return on investment in the bank owned life insurance policies is used to offset a portion of future employee benefit costs. On July 21, 2006, the Board of Directors approved for our community banking subsidiaries to collectively purchase $35 million of additional bank owned life insurance. As a result, the banks purchased the additional bank owned life insurance on December 14, 2006. The significant increases in cash surrender value from these policies will result in additional tax-free non-interest income. However, shifting these funds from interest earning assets to non-interest income producing assets will have the effect of reducing our net interest margin in future periods.
     In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of the trust efforts. Neither non-interest income nor non-interest expense was materially affected by this decision for 2006. Going forward, we will not have salary expense associated with trust services and the vendor will retain a significant portion of our trust fees resulting in an expected improvement of our diluted earnings per share of approximately one cent on an annual basis.
     Non-interest income decreased $2.4 million, or 13.3%, to $15.7 million for the year ended December 31, 2005 from $18.1 million in 2004. The primary factors that resulted in the decrease from 2004 to 2005 include:
•	The $3.8 million aggregate increase in service charges on deposit accounts, other service charges and fees, and trust fees was primarily a result of our acquisitions during 2005, combined with organic growth of our bank subsidiaries’ earnings.

•	The $896,000 decrease in data processing fees was primarily associated with the acquisition of TCBancorp. Prior to acquiring complete ownership of TCBancorp, we performed its data processing functions and received fees for this service. We continue to receive data processing fees from White River Bancshares and certain other non-affiliated banks.

•	The rising interest rate environment during 2005 resulted in decreased mortgage production volumes for the mortgage industry as compared to 2004. While we experienced an increase of $463,000 in this revenue source, the increase primarily resulted from the additional $757,000 mortgage banking revenues associated with the acquisitions of TCBancorp and Marine Bancorp during 2005.

•	The $287,000 decrease in title fees is primarily associated with lower demand for title fees as a result of the decrease in mortgage production volume associated with the rising interest rate environment in 2005.

•	The $2.2 million decrease in equity in income of unconsolidated affiliates is the result of acquiring 100% ownership in TCBancorp effective as of January 1, 2005, combined with the $592,000 loss associated with the 20% interest in White River Bancshares that we purchased during 2005.

•	The $3.9 million decrease in gain on sale of equity investment for 2005 is primarily associated with a $4.4 million pre-tax gain recorded in the third quarter of 2004 from the sale of our equity ownership in Russellville Bancshares. During the third quarter of 2005, we recognized a $465,000 gain on sale of an equity investment. This gain was deferred as a result of our financing the purchase price for this transaction. The gain became recognizable during 2005 as a result of the financing being paid off.

•	The difference in the loss on securities and loans between 2004 and 2005 is primarily associated with specific transactions for each year. During 2004, a loss of $313,000 was recorded for write-downs for other-than-temporary losses in our investment portfolio, offset by $64,000 of gains from the sale of investment securities and a $26,000 gain resulting from the sale of our SBA loan product. In 2005, we made a strategic decision to sell lower-yielding investment securities, resulting in a loss of approximately $539,000. This loss was largely offset by approximately $529,000 in gains resulting from the sale of our SBA loan product.
     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, legal and accounting fees, other professional fees, operating supplies and postage.

     Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2006, 2005, and 2004, as well as changes for the years ended 2006 compared to 2005 and 2005 compared to 2004.
Table 6: Non-Interest Expense

	Years Ended December 31,			2006 Change		2005 Change
	2006	2005	2004	from 2005		From 2004
	(Dollars in thousands)
Salaries and employee benefits	$29,313	$23,901	$14,123	$5,412	22.6%	$9,778	69.2%
Occupancy and equipment	8,712	6,869	3,750	1,843	26.8	3,119	83.2
Data processing expense	2,506	1,991	1,170	515	25.9	821	70.2
Other operating expenses:
Advertising	2,383	2,067	900	316	15.3	1,167	129.7
Amortization of intangibles	1,742	1,466	728	276	18.8	738	101.4
Electronic banking expense	789	427	372	362	84.8	55	14.8
Directors’ fees	774	505	210	269	53.3	295	140.5
Due from bank service charges	331	284	197	47	16.5	87	44.2
FDIC and state assessment	527	503	301	24	4.8	202	67.1
Insurance	1,030	504	344	526	104.4	160	46.5
Legal and accounting	1,025	941	452	84	8.9	489	108.2
Other professional fees	771	534	493	237	44.4	41	8.3
Operating supplies	940	745	530	195	26.2	215	40.6
Postage	663	580	404	83	14.3	176	43.6
Telephone	975	669	377	306	45.7	292	77.5
Other expense	3,997	2,949	1,780	1,048	35.5	1,169	65.7

Total non-interest expense	$56,478	$44,935	$26,131	$11,543	25.7%	$18,804	72.0%

     Non-interest expense increased $11.5 million, or 25.7%, to $56.5 million for the year ended December 31, 2006, from $44.9 million in 2005. The increase in non-interest expense is the result of the acquisitions completed during 2005 combined with our continued expansion. The most significant component of the increase was the $5.4 million increase in salaries and employee benefits for 2006. The $5.4 million increase was primarily the result of $5.0 million of additional staffing and $380,000 of options-related expense due to the adoption of SFAS 123R.
     Non-interest expense increased $18.8 million, or 72.0%, to $44.9 million for the year ended December 31, 2005, from $26.1 million in 2004. The increase is related to our acquisitions of TCBancorp, Marine Bancorp and Mountain View Bancshares combined with a modest increase in staffing, particularly at the holding company level.
     Amortization of intangibles expense was $1.7 million for the year ended December 31, 2006, $1.5 million for 2005, and $728,000 for 2004. The increase was caused by our increase in core deposit intangibles created when we completed each of our acquisitions. Our estimated amortization expense for each of the following five years is: 2007 — $1.7 million; 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.6 million; and 2011 — $981,000.
     Income Taxes. The provision for income taxes increased $2.3 million, or 46.8%, to $7.2 million for the year ended December 31, 2006, from $4.9 million for 2005. The provision for income taxes decreased $95,000, or 1.9%, to $4.9 million for the year ended December 31, 2005, from $5.0 million in 2004. The effective tax rate for the years ended December 31, 2006, 2005 and 2004 were 31.3%, 30.1%, and 34.1%, respectively. The declining effective income tax rate for 2005 was primarily associated with the lower effective income tax rate associated with the acquisitions of Community Financial Group, TCBancorp, and Mountain View Bancshares during 2005.

Financial Conditions as of and for the Years Ended December 31, 2006 and 2005
     Our total assets increased $279.2 million, or 14.6%, to $2.19 billion as of December 31, 2006, from $1.91 billion as of December 31, 2005. Our loans receivable increased $211.7 million, or 17.6%, to $1.42 billion as of December 31, 2006, from $1.20 billion as of December 31, 2005. Shareholders’ equity increased $65.6 million, or 39.5%, to $231.4 million as of December 31, 2006, compared to $165.9 million as of December 31, 2005. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the $47.2 million proceeds from the Company’s initial public offering and retained earnings during 2006.
Loan Portfolio
     Our loan portfolio averaged $1.31 billion during 2006, $1.00 billion during 2005 and $494.0 million during 2004. Net loans were $1.39 billion, $1.18 billion and $500.3 million as of December 31, 2006, 2005 and 2004, respectively. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Table 7 presents our period end loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$465,306	$411,839	$181,995	$173,743	$91,352
Construction/land development	393,410	291,515	116,935	74,138	37,969
Agricultural	11,659	13,112	12,912	5,065	5,024
Residential real estate loans:
Residential 1-4 family	229,588	221,831	86,497	79,246	58,899
Multifamily residential	37,440	34,939	17,708	16,654	6,255

Total real estate	1,137,403	973,236	416,047	348,846	199,499
Consumer	45,056	39,447	24,624	31,546	22,632
Commercial and industrial	206,559	175,396	69,345	102,350	46,555
Agricultural	13,520	8,466	6,275	14,409	16,078
Other	13,757	8,044	364	2,904	—

Total loans receivable	1,416,295	1,204,589	516,655	500,055	284,764
Less: Allowance for loan losses	26,111	24,175	16,345	14,717	5,706

Total loans receivable, net	$1,390,184	$1,180,414	$500,310	$485,338	$279,058

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

     As of December 31, 2006, commercial real estate loans totaled $870.3 million, or 61.5% of our loan portfolio, compared to $716.5 million, or 59.5% of our loan portfolio, as of December 31, 2005. This increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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
     As of December 31, 2006, we had $267.0 million, or 18.9% of our loan portfolio, in residential real estate loans, which is comparable to $256.8 million, or 21.3% of our loan portfolio, as of December 31, 2005.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of December 31, 2006, our installment consumer loan portfolio totaled $45.1 million, or 3.2% of our total loan portfolio, which is comparable to $39.4 million, or 3.3% of our loan portfolio, as of December 31, 2005.
     Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% to 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 60% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
     As of December 31, 2006, commercial and industrial loans outstanding totaled $206.6 million, or 14.6% of our loan portfolio, compared to $175.4 million, or 14.6% of our loan portfolio, as of December 31, 2005. This increase is primarily the result of organic growth of our loan portfolio.

     Table 8 presents the distribution of the maturity of our loans as of December 31, 2006. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
Table 8: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$116,224	$245,519	$103,563	$465,306
Construction/land development	264,111	111,129	18,170	393,410
Agricultural	6,682	3,556	1,421	11,659
Residential real estate loans:
Residential 1-4 family	85,143	72,603	71,842	229,588
Multifamily residential	10,660	23,005	3,775	37,440

Total real estate	482,820	455,812	198,771	1,137,403
Consumer	19,814	24,757	485	45,056
Commercial and industrial	91,251	98,654	16,654	206,559
Agricultural	9,431	2,898	1,191	13,520
Other	60	11,925	1,772	13,757

Total loans receivable	$603,376	$594,046	$218,873	$1,416,295

With fixed interest rates	$350,093	$460,702	$55,901	$866,696
With floating interest rates	253,283	133,344	162,972	549,599

Total	$603,376	$594,046	$218,873	$1,416,295

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

     Table 9 sets forth information with respect to our non-performing assets as of December 31, 2006, 2005, 2004, 2003, and 2002. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 9: Non-performing Assets

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans	$3,905	$7,864	$8,959	$8,600	$1,671
Loans past due 90 days or more (principal or interest payments)	641	426	2	52	142

Total non-performing loans	4,546	8,290	8,961	8,652	1,813

Other non-performing assets
Foreclosed assets held for sale	435	758	458	1,274	169
Other non-performing assets	13	11	53	62	151

Total other non-performing assets	448	769	511	1,336	320

Total non-performing assets	$4,994	$9,059	$9,472	$9,988	$2,133

Allowance for loan losses to non-performing loans	574.37%	291.62%	182.40%	170.10%	314.73%
Non-performing loans to total loans	0.32	0.69	1.73	1.73	0.64
Non-performing assets to total assets	0.23	0.47	1.18	1.24	0.58
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
     Total non-performing loans were $4.5 million as of December 31, 2006, compared to $8.3 million as of December 31, 2005. This decrease reflects the continuing commitment of our management to improve and maintain sound asset quality.
     Total non-performing loans were $8.3 million as of December 31, 2005, compared to $9.0 million as of December 31, 2004. The acquisitions completed in 2005 had a minimal impact on non-performing loans as a result of their favorable asset quality.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $450,000 for the year ended December 31, 2006, $550,000 in 2005, and $520,000 in 2004 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2006, 2005, and 2004 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2006 and 2005, average impaired loans were $7.2 million and $8.5 million, respectively. At December 31, 2006 and 2005, impaired loans totaled $11.2 million and $5.1 million, respectively. While the year end impaired loans have increased $6.1 million from 2005 to 2006, these impaired loans only result in a slight increase in loss exposure. As a result reserves relative to impaired loans at December 31, 2006, were $2.1 million and $1.8 million at December 31, 2005.

     As a result of the building boom in northwest Arkansas, this market is beginning to show signs of over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Skyline Report” published in February 2007 by the University of Arkansas, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for 47.0 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary. At December 31, 2006, we had approximately $21.3 million in loan participations with our unconsolidated affiliate White River Bancshares, Inc. in northwest Arkansas.
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
     Charge-offs and Recoveries. Total charge-offs decreased $3.1 million, or 67.2%, to $1.5 million for the year ended December 31, 2006, from $4.6 million in 2005. Total recoveries increased $293,000, or 34.5%, to $1.1 million for the year ended December 31, 2006 from $850,000 in 2005. Total charge-offs increased $2.4 million, or 111.4%, to $4.6 million for the year ended December 31, 2005, from $2.2 million in 2004. Total recoveries decreased $669,000, or 44.0%, to $850,000 for the year ended December 31, 2005 from $1.5 million in 2004. The changes in net charge-offs are due to our conservative stance on asset quality. The acquisitions completed in 2005 had a minimal impact on net charge-offs.

     Table 10 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2006, 2005, 2004, 2003, and 2002.
Table 10: Analysis of Allowance for Loan Losses

	As of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance, beginning of year	$24,175	$16,345	$14,717	$5,706	$3,847

Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	322	2,448	—	—	—
Construction/land development	125	405	5	23	32
Agricultural	18	15	—	17	—
Residential real estate loans:
Residential 1-4 family	143	515	404	138	19
Multifamily residential	—	—	—	—	—

Total real estate	608	3,383	409	178	51
Consumer	243	—	—	—	—
Commercial and industrial	626	758	499	114	173
Agricultural	—	30	786	80	—
Other	37	440	487	304	277

Total loans charged off	1,514	4,611	2,181	676	501

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	102	294	1,057	1	—
Construction/land development	122	15	13	19	17
Agricultural	—	—	—	—	—
Residential real estate loans:
Residential 1-4 family	346	115	47	31	—
Multifamily residential	66	—	—	—	31

Total real estate	636	424	1,117	51	48
Consumer	104	—	—	—	—
Commercial and industrial	157	102	254	10	10
Agricultural	—	—	17	45	—
Other	246	324	131	44	82

Total recoveries	1,143	850	1,519	150	140

Net (recoveries) loans charged off	371	3,761	662	526	361
Allowance for loan losses of acquired institution	—	7,764	—	8,730	—
Provision for loan losses	2,307	3,827	2,290	807	2,220

Balance, end of year	$26,111	$24,175	$16,345	$14,717	$5,706

Net (recoveries) charge-offs to average loans	0.03%	0.38%	0.13%	0.16%	0.14%
Allowance for loan losses to period-end loans	1.84	2.01	3.16	2.94	2.00
Allowance for loan losses to net (recoveries) charge-offs	7,038	642	2,469	2,798	1,581

     Allocated Allowance for Loan Losses. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories. The unallocated portion of the allowance, although unassigned to a particular credit relationship or product segment, is vital to safeguard against the imprecision inherent in estimating credit losses.
     The changes for the year 2006 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2005. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 11 presents the allocation of allowance for loan losses as of the dates indicated.
Table 11: Allocation of Allowance for Loan Losses

	As of December 31,
	2006		2005		2004		2003		2002
	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of	Allowance	% of
	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)	Amount	loans (1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$9,130	32.8%	$7,202	34.1%	$6,212	35.3%	$5,505	34.8%	$1,786	32.1%
Construction/land development	7,494	27.8	5,544	24.2	1,690	22.6	1,407	14.8	862	13.3
Agricultural	505	0.8	407	1.1	493	2.5	491	1.0	123	1.8
Residential real estate loans:
Residential 1-4 family	3,091	16.2	3,317	18.4	2,185	16.7	2,710	15.8	1,005	20.7
Multifamily residential	909	2.6	423	2.9	156	3.4	85	3.3	107	2.2

Total real estate	21,129	80.2	16,893	80.7	10,736	80.5	10,198	69.7	3,883	70.1
Consumer	861	3.2	682	3.3	526	4.8	724	6.3	440	7.9
Commercial and industrial	3,237	14.6	4,059	14.6	2,025	13.4	2,241	20.5	908	16.4
Agricultural	456	1.0	505	0.7	316	1.2	572	2.9	475	5.6
Other	11	1.0	—	0.7	—	0.1	—	0.6	—	—
Unallocated	417	—	2,036	—	2,742	—	982	—	—	—

Total	$26,111	100.0%	$24,175	100.0%	$16,345	100.0%	$14,717	100.0%	$5,706	100.0%

(1)	Percentage of loans in each category to loans receivable.

Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2006, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $531.9 million as of December 31, 2006, compared to $530.3 million as of December 31, 2005. The estimated duration of our securities portfolio was 2.6 years as of December 31, 2006.
     As of December 31, 2006, $219.8 million, or 41.3%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $256.5 million, or 48.4%, of the available-for-sale securities in the prior year. To reduce our income tax burden, $103.4 million, or 19.4%, of the available-for-sale securities portfolio as of December 31, 2006, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.5 million, or 19.5%, of the available-for-sale securities as of December 31, 2005. Also, we had approximately $196.2 million, or 36.9%, in obligations of U.S. Government-sponsored enterprises in the available-for-sale securities portfolio as of December 31, 2006, compared to $157.5 million, or 29.7%, of the available-for-sale securities in the prior year.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than temporary impairment is identified.

     Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.
Table 12: Investment Securities

	As of December 31,
	2006				2005
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-Maturity
State and political subdivisions	$—	$—	$—	$—	$—	$—	$—	$—

Total	$—	$—	$—	$—	$—	$—	$—	$—

Available-for-Sale
U.S. Government — sponsored enterprises	$199,085	$79	$(2,927)	$196,237	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	225,747	41	(5,988)	219,800	264,666	16	(8,209)	256,473
State and political subdivisions	102,536	1,360	(496)	103,400	102,928	1,279	(746)	103,461
Other securities	12,631	—	(177)	12,454	13,571	—	(672)	12,899

Total	$539,999	$1,480	$(9,588)	$531,891	$543,330	$1,322	$(14,350)	$530,302

	As of December 31,
	2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Held-to-Maturity
State and political subdivisions	$100	$—	$—	$100

Total	$100	$—	$—	$100

Available-for-Sale
U.S. Government — sponsored enterprises	$15,646	$18	$(86)	$15,578
Mortgage-backed securities	127,316	249	(898)	126,667
State and political subdivisions	39,564	717	(147)	40,134
Other securities	8,010	15	(38)	7,987

Total	$190,536	$999	$(1,169)	$190,366

     Table 13 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2006, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 13: Maturity Distribution of Investment Securities

	As of December 31, 2006
		1 Year	5 Years		Total
	1 Year	Through	Through	Over	Amortized	Total Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-Sale
U.S. Government— sponsored enterprises	$140,385	$31,660	$10,062	$16,978	$199,085	$196,237
Mortgage-backed securities	40,239	100,214	46,042	39,252	225,747	219,800
State and political subdivisions	22,999	59,373	12,834	7,330	102,536	103,400
Other securities	3,005	8,009	1,432	185	12,631	12,454

Total	$206,628	$199,256	$70,370	$63,745	$539,999	$531,891

Percentage of total	38.3%	36.9%	13.0%	11.8%	100.0%

Weighted average yield	4.69%	4.84%	5.22%	5.22%	4.88%

     Deposits
     Our deposits averaged $1.51 billion for the year ended December 31, 2006, and $1.25 billion for 2005. Total deposits increased $180.1 million, or 12.6%, to $1.61 billion as of December 31, 2006, from $1.43 billion as of December 31, 2005. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Since our policy also permits the acceptance of brokered deposits; during 2006 we increased our brokered deposit by $34.9 million to $50.2 million as of December 31, 2006, from $15.3 million as of December 31, 2005.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2004 to 2006 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during those years combined with the acquisition of Marine Bancorp. The acquisition of Marine Bancorp increased our average rate as a result of the higher interest rate environment in the Florida Keys.

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2006, 2005, and 2004.
Table 14: Average Deposit Balances and Rates

	Years Ended December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
			(Dollars in thousands)
Non-interest-bearing transaction accounts	$215,075	—%	$177,511	—%	$79,907	—%
Interest-bearing transaction accounts	458,463	2.63	389,291	1.94	164,538	0.81
Savings deposits	71,756	1.59	58,142	1.24	27,888	0.37
Time deposits:
$100,000 or more	418,903	4.61	357,464	3.16	135,902	2.11
Other time deposits	344,388	3.99	267,228	2.74	145,489	2.27

Total	$1,508,585	3.06%	$1,249,636	2.15%	$553,724	1.37%

     Table 15 presents our maturities of large denomination time deposits as of December 31, 2006 and 2005.
Table 15: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2006		2005
	Balance	Percent	Balance	Percent
		(Dollars in thousands)
Maturing
Three months or less	$230,126	47.3%	$164,233	40.8%
Over three months to six months	85,327	17.6	76,664	19.0
Over six months to 12 months	103,810	21.3	87,792	21.8
Over 12 months	67,083	13.8	74,341	18.4

Total	$486,346	100.0%	$403,030	100.0%

     FHLB and Other Borrowings
     Our FHLB and other borrowings were $151.8 million as of December 31, 2006, and $117.1 million as of December 31, 2005. The outstanding balance for December 31, 2006, includes $5.0 million of short-term advances and $146.8 million of long-term advances. The outstanding balance for December 31, 2005, includes $4.0 million of short-term advances and $113.1 million of long-term advances. Short-term borrowings consist primarily of short-term FHLB borrowings. Long-term borrowings consist of long-term FHLB borrowings for 2006 and 2005 and a line of credit with another financial institution for 2005. Our remaining FHLB borrowing capacity was $323.6 million as of December 31, 2006, and $222.3 million as of December 31, 2005.
     We increased our long-term borrowings $33.7 million, or 29.7%, to $146.8 million as of December 31, 2006, from $113.1 million as of December 31, 2005. This increase is primarily a result of a $47.7 million increase in FHLB borrowings in our other bank subsidiaries offset by our holding company paying off the $14.0 million line of credit with another financial institution. The FHLB borrowings increase in our other bank subsidiaries is associated with a strategic decision to better manage interest rate risk primarily associated with new loan fundings and commitments made during 2006.

     Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.7 million and $44.8 million as of December 31, 2006 and 2005, respectively.
     On November 10, 2005, we completed a private placement of trust preferred securities in an aggregate net principal amount of $15.0 million. We used the $15.0 million of net proceeds from the offering to retire a portion of the financing received in connection with the third quarter acquisition of Mountain View Bancshares.
     Table 16 reflects subordinated debentures as of December 31, 2006 and 2005, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 16: Subordinated Debentures

	As of December 31,
	2006	2005
	(In thousands)

Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,424	3,516
Subordinated debentures, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,663	$44,755

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
     Presently, the funds raised from the trust preferred offerings will qualify as Tier 1 capital for regulatory purposes, subject to the applicable limit, with the balance qualifying as Tier 2 capital.
     Shareholders’ Equity
     Stockholders’ equity was $231.4 million at December 31, 2006 compared to $165.9 million at December 31, 2005, an increase of 39.5%. As of December 31, 2006 our equity to asset ratio was 10.6%, compared to 8.7% as of December 31, 2005. Book value per common share was $13.45 at December 31, 2006 compared to book value per common share with preferred converted to common of $11.63 at December 31, 2005, an 15.6% increase. The increases in stockholders’ equity and book value per share were primarily the result of the proceeds from our initial public offering and retained earnings during the prior twelve months.

     Initial Public Offering. On June 22, 2006, we priced our initial public offering of 2.5 million shares of common stock at $18.00 per share. We received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses. The underwriter’s of our initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective July 26, 2006. We received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions.
     Preferred Stock Conversion. During the third quarter of 2006, our Board of Directors authorized the redemption and conversion of the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock, effective as of August 1, 2006.
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
     Cash Dividends. We declared cash dividends on our common stock, Class A preferred stock, and Class B preferred stock of $0.090, $0.1458 and $0.3325 per share, respectively, for the year ended December 31, 2006, and $0.070, $0.250 and $0.330 per share, respectively, for 2005. The common per share amounts are reflective of the three-for-one stock split during 2005.
Liquidity and Capital Adequacy Requirements
     Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($44.4 million as of December 31, 2006) and dividends received from our bank subsidiaries.
     Dividend payments by our bank subsidiaries are subject to various regulatory limitations. As the result of special dividends paid by our bank subsidiaries during 2006 and 2005, as of December 31, 2006, our bank subsidiaries did not have any significant undivided profits available for payment of dividends to us, without prior approval of the regulatory agencies. We used the special dividends to provide cash for the Marine Bancorp acquisition, Mountain View Bancshares acquisition, to repay the $14.0 million advance on our line of credit and to fund our additional investment of $3.0 million in White River Bancshares.
     Risk-Based Capital. We, as well as our bank subsidiaries, are subject to various regulatory capital requirements administered by the federal banking agencies. Furthermore, we are deemed by federal regulators to be a source of financial strength for White River Bancshares, despite owning only 20% of its equity. Failure to meet minimum capital requirements can initiate certain mandatory and other discretionary actions by regulators that, if enforced, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2006 and 2005, we met all regulatory capital adequacy requirements to which we were subject.
     Table 17 presents our risk-based capital ratios as of December 31, 2006 and 2005.
Table 17: Risk-Based Capital

	As of December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$231,419	$165,857
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(43,433)	(44,516)
Qualifying minority interest	—	—
Unrealized loss on available-for-sale securities	4,892	7,903
Other	—	—

Total Tier 1 capital	235,878	172,244

Tier 2 capital
Qualifying allowance for loan losses	20,308	17,658
Other	—	—

Total Tier 2 capital	20,308	17,658

Total risk-based capital	$256,186	$189,902

Average total assets for leverage ratio	$2,089,130	$1,868,143

Risk weighted assets	$1,618,849	$1,406,131

Ratios at end of year
Leverage ratio	11.29%	9.22%
Tier 1 risk-based capital	14.57	12.25
Total risk-based capital	15.83	13.51
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
     As of the most recent notification from regulatory agencies, our bank subsidiaries were “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” our banking subsidiaries and we must maintain minimum leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiaries’ categories.

     Table 18 presents actual capital amounts and ratios as of December 31, 2006 and 2005, for our bank subsidiaries and us.
Table 18: Capital and Ratios

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

As of December 31, 2005
Leverage ratios:
Home BancShares	$172,244	9.22%	$74,726	4.00%	$	N/A	N/A	%
First State Bank	38,572	8.44	18,281	4.00		22,851	5.00
Community Bank	23,129	7.59	12,189	4.00		15,236	5.00
Twin City Bank	51,679	8.07	25,615	4.00		32,019	5.00
Marine Bank	20,050	7.28	11,016	4.00		13,771	5.00
Bank of Mountain View	29,468	16.35	7,209	4.00		9,012	5.00
Tier 1 capital ratios:
Home BancShares	$172,244	12.25%	$56,243	4.00%	$	N/A	N/A	%
First State Bank	38,572	10.01	15,413	4.00		23,120	6.00
Community Bank	23,129	10.25	9,026	4.00		13,539	6.00
Twin City Bank	51,679	11.53	17,929	4.00		26,893	6.00
Marine Bank	20,050	9.08	8,833	4.00		13,249	6.00
Bank of Mountain View	29,468	29.75	3,962	4.00		5,943	6.00
Total risk-based capital ratios:
Home BancShares	$189,902	13.51%	$112,451	8.00%	$	N/A	N/A	%
First State Bank	43,362	11.26	30,808	8.00		38,510	10.00
Community Bank	26,010	11.53	18,047	8.00		22,559	10.00
Twin City Bank	57,248	12.77	35,864	8.00		44,830	10.00
Marine Bank	22,815	10.33	17,669	8.00		22,086	10.00
Bank of Mountain View	30,094	30.38	7,925	8.00		9,906	10.00

Off-Balance Sheet Arrangements and Contractual Obligations
     In the normal course of business, we enter into a number of financial commitments. Examples of these commitments include but are not limited to operating lease obligations, FHLB advances, lines of credit, subordinated debentures, unfunded loan commitments and letters of credit.
     Commitments to extend credit and letters of credit are legally binding, conditional agreements generally having certain expiration or termination dates. These commitments generally require customers to maintain certain credit standards and are established based on management’s credit assessment of the customer. The commitments may expire without being drawn upon. Therefore, the total commitment does not necessarily represent future requirements.
     Table 19 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2006.
Table 19: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$693	$1,207	$1,084	$1,054	$4,038
FHLB advances	52,810	58,990	12,000	22,968	146,768
Subordinated debentures	—	—	—	44,663	44,663
Loan commitments	159,939	45,082	757	21,669	227,447
Letters of credit	10,777	521	—	4,759	16,057
Non-GAAP Financial Measurements
     We had $47.0 million, $48.7 million, and $22.8 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2006, 2005 and 2004, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 20 through 24, respectively.
Table 20: Diluted Cash Earnings Per Share

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

GAAP net income	$15,918	$11,446	$9,159
Intangible amortization after-tax	1,059	891	442

Cash earnings	$16,977	$12,337	$9,601

GAAP diluted earnings per share	$1.00	$0.82	$0.94
Intangible amortization after-tax	0.07	0.07	0.04

Diluted cash earnings per share	$1.07	$0.89	$0.98

Table 21: Tangible Book Value Per Share

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Book value per common share: (A-B-C)/D	$13.45	$11.45	$10.75
Book value per common share with preferred converted to common: A/(D+E+F)	13.45	11.63	11.07
Tangible book value per common share: (A-B-C-G-H)/D	10.72	7.43	7.89
Tangible book value per share with preferred converted to common: (A-G-H)/(D+E+F)	10.72	8.21	8.70

(A) Total shareholders’ equity	$231,419	$165,857	$106,610
(B) Total preferred A shareholders’ equity	—	20,760	20,770
(C) Total preferred B shareholders’ equity	—	6,422	—
(D) Common shares outstanding	17,206	12,114	7,987
(E) Preferred A shares converted to common	—	1,639	1,640
(F) Preferred B shares converted to common	—	507	—
(G) Goodwill	37,527	37,527	18,555
(H) Core deposit and other intangibles	9,458	11,200	4,261
Table 22: Cash Return on Average Assets

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Return on average assets: A/C	0.78%	0.69%	1.17%
Cash return on average assets: B/(C-D)	0.86	0.76	1.26
(A) Net income	$15,918	$11,446	$9,159
(B) Cash earnings	16,977	12,337	9,601
(C) Average assets	2,030,518	1,658,842	782,405
(D) Average goodwill, core deposits and other intangible assets	47,870	36,035	23,247
Table 23: Cash Return on Average Tangible Equity

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Return on average shareholders’ equity: A/C	8.12%	7.27%	8.61%
Return on average tangible equity: B/(C-D)	11.46	10.16	11.54
(A) Net income	$15,918	$11,446	$9,159
(B) Cash earnings	16,977	12,337	9,601
(C) Average shareholders’ equity	196,014	157,478	106,416
(D) Average goodwill, core deposits and other intangible assets	47,870	36,035	23,247

Table 24: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2006	2005	2004
		(Dollars in thousands)
Equity to assets: B/A	10.56%	8.68%	13.24%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.60	6.29	10.71

(A) Total assets	$2,190,648	$1,911,491	$805,186
(B) Total shareholders’ equity	231,419	165,857	106,610
(C) Goodwill	37,527	37,527	18,555
(D) Core deposit and other intangibles	9,458	11,200	4,261
Quarterly Results
     Table 25 presents selected unaudited quarterly financial information for 2006 and 2005.
Table 25: Quarterly Results

	2006 Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Income statement data:
Total interest income	$27,734	$29,886	$32,458	$33,685	$123,763
Total interest expense	12,928	14,523	16,022	17,467	60,940

Net interest income	14,806	15,363	16,436	16,218	62,823
Provision for loan losses	484	590	649	584	2,307

Net interest income after provision for loan losses	14,322	14,773	15,787	15,634	60,516
Non-interest income	4,401	4,598	4,698	5,429	19,126
Gain (loss) on securities, net	—	1	—	—	1
Non-interest expense	13,619	14,143	14,237	14,479	56,478

Income before income taxes	5,104	5,229	6,248	6,584	23,165
Provision for income taxes	1,588	1,593	1,960	2,106	7,247

Net income	$3,516	$3,636	$4,288	$4,478	$15,918

Per share data:
Basic earnings	$0.28	$0.28	$0.26	$0.25	$1.07
Diluted earnings	0.24	0.25	0.25	0.26	1.00
Diluted cash earnings	0.26	0.27	0.26	0.28	1.07

	2005 Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Income statement data:
Total interest income	$16,361	$18,824	$23,605	$26,668	$85,458
Total interest expense	6,355	7,628	10,139	11,880	36,002

Net interest income	10,006	11,196	13,466	14,788	49,456
Provision for loan losses	1,051	863	934	979	3,827

Net interest income after provision for loan losses	8,955	10,333	12,532	13,809	45,629
Non-interest income	3,856	3,452	4,417	4,036	15,761
Gain on sale of equity investment	—	—	465	—	465
Gain (loss) on securities, net	(43)	(110)	(386)	—	(539)
Non-interest expense	9,636	10,374	12,186	12,739	44,935

Income before income taxes	3,132	3,301	4,842	5,106	16,381
Provision for income taxes	943	929	1,512	1,551	4,935

Net income	$2,189	$2,372	$3,330	$3,555	$11,446

Per share data:
Basic earnings	$0.18	$0.19	$0.27	$0.28	$0.92
Diluted earnings	0.16	0.17	0.24	0.25	0.82
Diluted cash earnings	0.18	0.18	0.26	0.27	0.89
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and it did not have a material effect on the Company’s financial position or results of operations.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of December 31, 2006, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits.

The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position and results of operation of the Company.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company expects to adopt the Interpretation during the first quarter of 2007 without material effect on the Company’s financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the net servicing income period or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the periods in which the change occur. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. The Company will adopt the Statement beginning January 1, 2007 and will choose the amortization of servicing assets over the net servicing income period which is its current practice; therefore there will be minimal impact to the Company.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement to Beneficial Interest in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006 and is expected to have minimal impact on the Company.
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Each of our bank subsidiaries have potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers. Many of these obligations and commitments to fund future borrowings to our loans customers are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and cash equivalents, federal funds sold, maturities of investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of December 31, 2006, our cash and cash equivalents balances were $59.7 million, or 2.7% of total assets, compared to $44.7 million, or 2.3% of total assets, as of December 31, 2005. Our investment securities and Fed funds sold were $540.9 million as of December 31, 2006 and $537.4 million as of December 31, 2005.

     As of December 31, 2006, $166.4 million, or 53.3%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $99.0 million, or 31.7%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2006 and 2005, $287.2 million and $276.1 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.
     Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable rates. As of December 31, 2006, approximately $899.7 million, or 63.5%, of our loans matured within one year and/or had adjustable interest rates. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2006, our total deposits were $1.61 billion, or 73.4% of total assets, compared to $1.43 billion, or 74.7% of total assets, as of December 31, 2005, and $552.9 million, or 68.7% of total assets, as of December 31, 2004. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $62.1 million and $46.5 million on an unsecured basis as of December 31, 2006 and 2005, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $151.8 million as of December 31, 2006, $102.9 million as of December 31, 2005, and $74.9 million as of December 31, 2004. The outstanding balance for December 31, 2006, included $5.0 million of short-term advances and $146.8 million of FHLB long-term advances. The outstanding balance for December 31, 2005, included $3.8 million of short-term advances and $99.1 million of FHLB long-term advances. Our FHLB borrowing capacity was $323.6 million and $222.3 million as of December 31, 2006 and 2005, respectively.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
     Table 26 presents our sensitivity to net interest income as of December 31, 2006.
Table 26: Sensitivity of Net Interest Income

		Percentage
	Adjusted Net	Change
Interest Rate Scenario	Interest Income	from Base
	(In millions)
Up 200 basis points	$63.7	(4.6)%
Up 100 basis points	65.4	(2.0)
BASE	66.8	—
Down 100 basis points	67.5	1.1
Down 200 basis points	66.5	(0.3)
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2006, our gap position was relatively neutral with a one-year cumulative repricing gap of -1.1%, compared to 0.6% as of December 31, 2005. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not have a material positive or negative affect in the current environment of rising rates.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 27 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2006.
Table 27: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0—30	31—90	91—180	181—365	1—2	2—5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$6,696	$—	$—	$—	$—	$—	$—	$6,696
Federal funds sold	9,003	—	—	—	—	—	—	9,003
Investment securities	49,815	32,932	37,385	45,491	106,049	116,938	143,281	531,891
Loans receivable	615,665	69,887	127,717	193,783	173,409	198,700	37,134	1,416,295

Total earning assets	681,179	102,819	165,102	239,274	279,458	315,638	180,415	1,963,885

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	288,289	—	—	—	40,665	107,648	145,823	582,425
Time deposits	110,769	212,330	168,628	196,781	81,154	39,428	537	809,627
Federal funds purchased	25,270	—	—	—	—	—	—	25,270
Securities sold under repurchase agreements	93,236	—	—	—	3,554	10,662	11,373	118,825
FHLB and other borrowed funds	73,167	10,856	2,254	22,678	18,044	13,028	11,741	151,768
Subordinated debentures	2	5,158	5	10	20,641	81	18,766	44,663

Total interest-bearing liabilities	590,733	228,344	170,887	219,469	164,058	170,847	188,240	1,732,578

Interest rate sensitivity gap	$90,446	$(125,525)	$(5,785)	$19,805	$115,400	$144,791	$(7,825)	$231,307

Cumulative interest rate sensitivity gap	$90,446	$(35,079)	$(40,864)	$(21,059)	$94,341	$239,132	$231,307
Cumulative rate sensitive assets to rate sensitive liabilities	115.3%	95.7%	95.9%	98.3%	106.9%	115.5%	113.4%
Cumulative gap as a % of total earning assets	4.6%	(1.8)%	(2.1)%	(1.1)%	4.8%	12.2%	11.8%

Item 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Little Rock, Arkansas
March 15, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and
Stockholders of Home BancShares, Inc.
We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Home BancShares, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Home BancShares, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 11, 2005

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2006	2005
Assets
Cash and due from banks	$53,004	$39,248
Interest-bearing deposits with other banks	6,696	5,431

Cash and cash equivalents	59,700	44,679
Federal funds sold	9,003	7,055
Investment securities — available for sale	531,891	530,302
Loans receivable	1,416,295	1,204,589
Allowance for loan losses	(26,111)	(24,175)

Loans receivable, net	1,390,184	1,180,414
Bank premises and equipment, net	57,339	51,762
Foreclosed assets held for sale	435	758
Cash value of life insurance	42,149	6,850
Investments in unconsolidated affiliates	12,449	9,813
Accrued interest receivable	13,736	11,158
Deferred tax asset, net	8,361	8,821
Goodwill	37,527	37,527
Core deposit and intangibles	9,458	11,200
Other assets	18,416	11,152

Total assets	$2,190,648	$1,911,491

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$215,142	$209,974
Savings and interest-bearing transaction accounts	582,425	512,184
Time deposits	809,627	704,950

Total deposits	1,607,194	1,427,108
Federal funds purchased	25,270	44,495
Securities sold under agreements to repurchase	118,825	103,718
FHLB and other borrowed funds	151,768	117,054
Accrued interest payable and other liabilities	11,509	8,504
Subordinated debentures	44,663	44,755

Total liabilities	1,959,229	1,745,634
Stockholders’ equity:
Preferred stock A, par value $0.01 in 2006 and 2005; 2,500,000 shares authorized in 2006 and 2005; 0 and 2,076,195 shares issued and outstanding in 2006 and 2005, respectively	—	21
Preferred stock B, par value $0.01 in 2006 and 2005; 3,000,000 shares authorized in 2006 and 2005; 0 and 169,079 shares issued and outstanding in 2006 and 2005, respectively	—	2
Common stock, par value $0.01 in 2006 and 2005; 25,000,000 shares authorized in 2006 and 2005; shares issued and outstanding 17,205,649 in 2006 and 12,113,865 in 2005	172	121
Capital surplus	194,595	146,285
Retained earnings	41,544	27,331
Accumulated other comprehensive loss	(4,892)	(7,903)

Total stockholders’ equity	231,419	165,857

Total liabilities and stockholders’ equity	$2,190,648	$1,911,491

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004
Interest income:
Loans	$100,152	$65,244	$29,264
Investment securities
Taxable	18,879	17,103	5,764
Tax-exempt	3,753	2,726	1,457
Deposits — other banks	139	101	38
Federal funds sold	840	284	158

Total interest income	123,763	85,458	36,681

Interest expense:
Interest on deposits	46,213	26,883	7,606
Federal funds purchased	689	399	159
FHLB and other borrowed funds	6,627	4,046	1,840
Securities sold under agreements to repurchase	4,420	2,657	407
Subordinated debentures	2,991	2,017	1,568

Total interest expense	60,940	36,002	11,580

Net interest income	62,823	49,456	25,101
Provision for loan losses	2,307	3,827	2,290

Net interest income after provision for loan losses	60,516	45,629	22,811

Non-interest income:
Service charges on deposit accounts	9,447	8,319	5,914
Other services charges and fees	2,642	2,099	959
Trust fees	671	458	158
Data processing fees	799	668	1,564
Mortgage banking income	1,736	1,651	1,188
Insurance commissions	782	674	631
Income from title services	957	823	1,110
Increase in cash value of life insurance	304	256	244
Dividends from FHLB, FRB & bankers’ bank	659	315	91
Equity in (loss) income of unconsolidated affiliates	(379)	(592)	1,560
Gain on sale of equity investment	—	465	4,410
Gain on sale of SBA loans	72	529	26
Gain (loss) on sale of premises and equipment	163	324	—
Gain (loss) on securities, net	1	(539)	(249)
Other income	1,273	237	485

Total non-interest income	19,127	15,687	18,091

Non-interest expense:
Salaries and employee benefits	29,313	23,901	14,123
Occupancy and equipment	8,712	6,869	3,750
Data processing expense	2,506	1,991	1,170
Other operating expenses	15,947	12,174	7,088

Total non-interest expense	56,478	44,935	26,131

Income before income taxes	23,165	16,381	14,771
Income tax expense	7,247	4,935	5,030
Minority interest in earnings of subsidiaries, net	—	—	582

Net income available to all shareholders	15,918	11,446	9,159
Less: Preferred stock dividends	359	574	529

Income available to common shareholders	$15,559	$10,872	$8,630

Basic earnings per share	$1.07	$0.92	$1.08

Diluted earnings per share	$1.00	$0.82	$0.94

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
Balances at January 1, 2004	$21	$—	$266	$90,431	$9,005	$(231)	$(20)	$99,472
Comprehensive income (loss):
Net income	—	—	—	—	9,159	—	—	9,159
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $109	—	—	—	—	—	(153)	—	(153)
Reclassification adjustment for gains included in income, net of tax effect of $27	—	—	—	—	—	(40)	—	(40)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(434)	—	(434)

Comprehensive income								8,532
Issuance of 2,418 shares of convertible preferred stock at $10 per share	—	—	—	24	—	—	—	24
Purchase of 54,937 shares of convertible preferred stock at $10 per share	—	—	—	—	—	—	(549)	(549)
Cash dividends — Preferred Stock A, $0.25 per share	—	—	—	—	(529)	—	—	(529)
Cash dividends — Common Stock, $0.043 per share	—	—	—	—	(340)	—	—	(340)

Balances at December 31, 2004	21	—	266	90,455	17,295	(858)	(569)	106,610
Comprehensive income (loss):
Net income	—	—	—	—	11,446	—	—	11,446
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $5,363	—	—	—	—	—	(7,566)	—	(7,566)
Reclassification adjustment for losses included in income, net of tax effect of $382	—	—	—	—	—	539	—	539
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(18)	—	(18)

Comprehensive income								4,401
Three for one stock split	—	—	78	(78)	—	—	—	—
Reclassification for change in par value from $0.10 to $0.01 per share	—	—	(352)	352	—	—	—	—
Issuance of 3,750,813 common shares pursuant to acquisition of TC Bancorp	—	—	125	45,186	—	—	—	45,311
Issuance of 162,039 Preferred B shares pursuant to acquisition of Marine Bancorp, Inc.	—	2	—	6,267	—	—	—	6,269
Issuance of 335,526 common shares pursuant to acquisition of Mountain View Bancshares, Inc.	—	—	3	4,247	—	—	—	4,250
Net issuance of 40,041 shares of common stock from exercise of stock options	—	—	1	456	—	—	—	457
Issuance of 15,366 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Issuance of 7,040 shares of preferred stock B from exercise of stock options	—	—	—	130	—	—	—	130
Purchase of 16,289 shares of preferred stock A	—	—	—	(163)	—	—	—	(163)
Retirement of treasury stock	—	—	—	(569)	—	—	569	—
Cash dividends — Preferred Stock A, $0.25 per share	—	—	—	—	(520)	—	—	(520)
Cash dividends — Preferred Stock B, $0.33 per share	—	—	—	—	(54)	—	—	(54)
Cash dividends — Common Stock, $0.07 per share	—	—	—	—	(836)	—	—	(836)

Balances at December 31, 2005	21	2	121	146,285	27,331	(7,903)	—	165,857
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued

						Accumulated Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Comprehensive income (loss):
Net income	—	—	—	—	15,918	—	—	15,918
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,926	—	—	—	—	—	2,994	—	2,994
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	17	—	17

Comprehensive income								18,929
Conversion of 2,090,812 shares of preferred stock A to 1,650,489 shares of common stock, net of fractional shares	(21)	—	17	2	—	—	—	(2)
Conversion of 169,760 shares of preferred stock B to 509,280 shares of common stock	—	(2)	5	(3)	—	—	—	—
Issuance of 2,875,000 shares of common stock from Initial Public Offering, net of offering costs of $4,545	—	—	29	47,176	—	—	—	47,205
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	—	8
Net issuance of 57,016 shares of common stock from exercise of stock options	—	—	—	534	—	—	—	534
Tax benefit from stock options exercised	—	—	—	211	—	—	—	211
Share-based compensation	—	—	—	380	—	—	—	380
Cash dividends — Preferred Stock A, $0.1458 per share	—	—	—	—	(303)	—	—	(303)
Cash dividends — Preferred Stock B, $0.3325 per share	—	—	—	—	(56)	—	—	(56)
Cash dividends — Common Stock, $0.09 per share	—	—	—	—	(1,346)	—	—	(1,346)

Balances at December 31, 2006	$—	$—	$172	$194,595	$41,544	$(4,892)	$—	$231,419

(1)	All share and per share amounts have been restated to reflect the effect of the 2005 three for one stock split.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2006	2005	2004
Operating Activities
Net income	$15,918	$11,446	$9,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,541	3,624	2,323
Amortization/Accretion	2,490	2,582	1,715
Share-based compensation	380	—	—
Tax benefits from stock options exercised	211	—	—
Gain on sale of assets	(616)	(605)	(86)
Gain on sale of equity investment	—	(465)	(4,410)
Minority interest	—	—	582
Provision for loan losses	2,307	3,827	2,290
Deferred income tax benefit	(1,466)	(128)	(1,562)
Equity in (income) loss of unconsolidated affiliates	379	592	(1,560)
Increase in cash value of life insurance	(304)	(254)	(244)
Originations of mortgage loans held for sale	(87,611)	(89,638)	(50,431)
Proceeds from sales of mortgage loans held for sale	88,224	88,939	50,473
Changes in assets and liabilities:
Accrued interest receivable	(2,578)	(741)	222
Other assets	(7,259)	4,788	3,562
Accrued interest payable and other liabilities	3,216	(3,549)	(18,973)

Net cash provided by operating activities	17,832	20,418	(6,940)

Investing Activities
Net (increase) decrease in federal funds sold	(1,948)	3,556	39,660
Net (increase) decrease in loans	(215,356)	(152,155)	(28,720)
Purchases of investment securities available for sale	(187,144)	(157,440)	(84,299)
Proceeds from maturities of investment securities available for sale	188,638	201,472	51,209
Proceeds from sales of investment securities available for sale	1,000	58,945	2,936
Proceeds from maturities of investment securities held to maturity	—	100	—
Proceeds from sale of loans	1,250	6,042	4,238
Proceeds from foreclosed assets held for sale	2,191	1,077	2,436
Proceeds from sale of premises and equipment	1,454	—	694
Proceeds from sale of investment in RBI	—	—	13,546
Purchases of premises and equipment, net	(11,409)	(5,973)	(7,846)
Paid on sale of branch, net of cash paid	—	—	(9,333)
Purchase of bank owned life insurance	(35,000)	—	(4,800)
Acquisition of financial institution, net funds disbursed	—	(31,349)	—
Investments in unconsolidated affiliates	(3,000)	(9,091)	(180)

Net cash used in investing activities	(259,324)	(84,816)	(20,459)

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
(In thousands)	2006	2005	2004
Financing Activities
Net increase (decrease) in deposits	180,086	15,332	(2,257)
Net increase (decrease) in securities sold under agreements to repurchase	15,107	36,705	(2,187)
Net increase (decrease) in federal funds purchased	(19,225)	36,545	(1,285)
Net increase (decrease) in FHLB and other borrowed funds	34,714	(13,333)	36,346
Net proceeds from preferred stock issuance	—	—	24
Proceeds from issuance of subordinated debentures	—	15,000	—
Repurchase of stock	—	(163)	(549)
Proceeds from initial public offering, net	47,205	—	—
Proceeds from exercise of stock options	544	588	—
Tax benefits from stock options exercised	(211)	—	—
Conversion of preferred stock A fractional shares	(2)	—	—
Dividends paid	(1,705)	(1,410)	(869)

Net cash provided by financing activities	256,513	89,264	29,223

Net change in cash and due from banks	15,021	24,866	1,824
Cash and cash equivalents — beginning of year	44,679	19,813	17,989

Cash and cash equivalents — end of year	$59,700	$44,679	$19,813

See accompanying notes.

Home BancShares, Inc.
Notes to Consolidated Financial Statements
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
     Reclassifications
     Various items within the accompanying financial statements for previous years have been reclassified to provide more comparative information. These reclassifications had no effect on net earnings or stockholders’ equity.
     Cash and Cash Equivalents
     Cash and cash equivalents consists of cash on hand, demand deposits with banks and interest-bearing deposits with other banks.

     Investment Securities
     Interest on investment securities is recorded as income as earned. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains or losses on the sale of securities are determined using the specific identification method.
     Management determines the classification of securities as available for sale, held to maturity, or trading at the time of purchase based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The Company has no trading securities.
     Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available for sale are used as a part of HBI’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale.
     Securities held to maturity are reported at amortized historical cost. Securities that management has the intent and ability to hold until maturity or on a long-term basis are classified as held to maturity.
     Loans Receivable and Allowance for Loan Losses
     Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding. Loan origination fees and direct origination costs are capitalized and recognized as adjustments to yield on the related loans.
     The allowance for loan losses is established through a provision for loan losses charged against income. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable credit losses on existing loans that may become uncollectible and probable credit losses inherent in the remainder of the loan portfolio. The amounts of provisions to the allowance for loan losses are based on management’s analysis and evaluation of the loan portfolio for identification of problem credits, internal and external factors that may affect collectibility, relevant credit exposure, particular risks inherent in different kinds of lending, current collateral values and other relevant factors.
     Loans considered impaired, under SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. All non-accrual loans and all loans that have been restructured from their original contractual terms are considered impaired loans. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.

     Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for loan losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and the Company reasonably expects to collect all principal and interest.
     Foreclosed Assets Held for Sale
     Real estate and personal properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at the lower of carrying amount or fair value at the date of foreclosure, establishing a new cost basis.
     Valuations are periodically performed by management, and the real estate and personal properties are carried at the lower of book value or fair value less cost to sell. Gains and losses from the sale of other real estate and personal properties are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expenses.
     Bank Premises and Equipment
     Bank premises and equipment are carried at cost or fair market value at the date of acquisition less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. Leasehold improvements are capitalized and amortized by the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements whichever is shorter. The assets’ estimated useful lives for book purposes are as follows:

Bank premises	15-40 years
Furniture, fixtures, and equipment	3-15 years
     Investments in Unconsolidated Affiliates
     The Company has a 20.0% investment in White River Bancshares, Inc. (WRBI), which at December 31, 2006 and 2005 totaled $11.1 million and $8.5 million, respectively. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in 2006 and 2005 totaled $379,000 and $592,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at December 31, 2006 and 2005 amounted to $2,000 and $18,000, respectively. Although the Company purchased 20% of the common stock of WRBI on January 3, 2005, WRBI did not begin operations until May 1, 2005. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.
     The Company had a 32.2% investment in TCBancorp, Inc. (TCB), which at December 31, 2004 totaled $19.4 million. The investment in TCBC was accounted for on the equity method. The Company’s share of earnings of TCB included in non-interest income in 2004 totaled $815,000. The Company’s share of TCB’s unrealized loss on investment securities available for sale at December 31, 2004 amounted to $737,000. See the “Acquisitions” footnote related to the Company’s acquisition of the remaining 67.8% of TCB common stock on January 1, 2005.
     The Company had a 50.0% investment in FirsTrust Financial Services, Inc. (FirsTrust), which at December 31, 2004 totaled $2,000. The investment in FirsTrust was accounted for on the equity method. The Company’s share of FirsTrust operating loss included in non-interest income in 2004 totaled $186,000. See the “Acquisitions” footnote related to the Company’s acquisition of the remaining 50.0% of FirsTrust common stock on January 1, 2005.

     On September 3, 2004, the Company sold its 21.68% investment in Russellville BancShares, Inc. (RBI), resulting in a gain of $4,410,000. At the date of the sale, the Company’s investment in RBI was $9,175,000. The Company’s share in earnings of RBI included in non-interest income for 2004 (through the sale date) totaled $931,000.
     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at December 31, 2006 and 2005. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of December 31, 2006 and 2005, and for the years then ended:

	2006	2005	2004
	(In thousands)
Assets	$387,599	$229,072	$654,112
Liabilities	330,640	176,511	591,761
Equity	56,959	52,561	62,351
Net income (loss)	(1,822)	(2,658)	2,158
     Intangible Assets
     Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent the estimated value related to customer deposit relationships in the Company’s acquisitions. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2006 and 2005, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
     Securities Sold Under Agreements to Repurchase
     The Company sells securities under agreements to repurchase to meet customer needs for sweep accounts. At the point funds deposited by customers become investable, those funds are used to purchase securities owned by the Company and held in its general account with the designation of Customers’ Securities. A third party maintains control over the securities underlying overnight repurchase agreements. The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues. Securities sold under agreements to repurchase generally mature on the banking day following that on which the investment was initially purchased and are treated as collateralized financing transactions which are recorded at the amounts at which the securities were sold plus accrued interest. Interest rates and maturity dates of the securities involved vary and are not intended to be matched with funds from customers.
     Derivative Financial Instruments
     The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk. The Company records all derivatives on the balance sheet at fair value. Historically the Company’s policy has been not to invest in derivative type investments but as a result of the acquisition in June 2005, the Company acquired a derivative financial instrument.
     The cash flow hedge acquired was an interest rate swap agreement associated with a subordinated debenture, which was also acquired in the acquisition of Marine Bancorp, Inc. This subordinated debenture is for $5.0 million and has an interest rate that adjusts quarterly to the then current three-month LIBOR, plus 315 basis points. The subordinated debenture is redeemable March 26, 2008. The interest rate swap is for a notional amount of $5.0 million and the Company pays a fixed rate of 4.14%. In return, the Company will receive an interest rate that adjusts quarterly on the same adjustment date as the subordinated debenture to the then current three-month LIBOR. The interest rate swap has a maturity date of March 26, 2008. As a result of the interest rate swap, the Company effectively has a fixed rate debt of 7.29%. The Company does not use the shortcut method and instead utilizes the period-by-period dollar-offset method in assessing hedge effectiveness. The hedge is considered to be highly effective. The fair value of the hedge at December 31, 2006 and 2005 was approximately $64,000 and $50,000, respectively.
     Stock Options
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
     Income Taxes
     The Company utilizes the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based upon the difference between the values of the assets and liabilities as reflected in the financial statements and their related tax basis using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.
     The Company and its subsidiaries file consolidated tax returns. Its subsidiaries provide for income taxes on a separate return basis, and remit to the Company amounts determined to be currently payable.
     Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2006	2005	2004
	(In thousands)
Net income available to all shareholders	$15,918	$11,446	$9,159
Less: Preferred stock dividends	(359)	(574)	(529)

Income available to common shareholders	$15,559	$10,872	$8,630

Average shares outstanding	14,497	11,862	7,986
Effect of common stock options	157	78	114
Effect of preferred stock options	17	22	27
Effect of preferred stock conversions	1,252	1,927	1,656

Diluted shares outstanding	15,923	13,889	9,783

Basic earnings per share	$1.07	$0.92	$1.08
Diluted earnings per share	$1.00	$0.82	$0.94

     Pension Plan
     As the result of the acquisition during December 2003 and September 2005, the Company has two noncontributory defined benefit plans covering certain employees from those acquisitions. The Company’s policy is to accrue pension costs in accordance with Statement of Financial Accounting Standards No. 87, Employer’s Accounting for Pensions, and to fund such pension costs in accordance with contribution guidelines established by the Employee Retirement Income Security Act of 1974, as amended. The Company uses a measurement date of January 1.
     Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these notes:
     Cash and cash equivalents and federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
     Investment securities — Fair values for investment securities are based on quoted market values.
     Loans receivable, net — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
     Accrued interest receivable — The carrying amount of accrued interest receivable approximates its fair value.
     Deposits and securities sold under agreements to repurchase — The fair values of demand, savings deposits and securities sold under agreements to repurchase are, by definition, equal to the amount payable on demand and therefore approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.
     Federal funds purchased — The carrying amount of federal funds purchased approximates its fair value.
     Accrued interest payable — The carrying amount of accrued interest payable approximates its fair value.
     FHLB and other borrowed funds — For short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on the current rates available to the Company for debt with similar terms and remaining maturities.
     Subordinated debentures — The fair value of subordinated debentures is estimated using the rates that would be charged for subordinated debentures of similar remaining maturities.
     Commitments to extend credit, letters of credit and lines of credit — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.
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
     On January 3, 2005, we purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we invested an additional $3.0 million in White River Bancshares at that time. As of December 31, 2006, White River Bancshares had total assets of $343.2 million, loans of $283.0 million, and total deposits of $268.9 million.
     White River Bancshares, Inc has filed an application with Federal Reserve to acquire 100% of the stock of Brinkley Bancshares, Inc., in connection with the merger of Bank of Brinkley with Signature Bank. The Bank of Brinkley in Brinkley, Arkansas has assets of $140.2 million, loans of $32.7 million and deposits of $118.8 million as of December 31, 2006. The merger is expected to take place in the second quarter of 2007.
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
     In February 2005, CB Bancorp merged into Home BancShares, and Community Bank thus became our wholly owned subsidiary.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the dates of the acquisitions of TCBancorp, Marine Bancorp, Inc. and Mountain View Bancshares, Inc.:

			Mountain
		Marine	View
	TCBancorp	Bancorp, Inc.	Bancshares, Inc.
	(In thousands)
Cash and cash equivalents	$9,039	$6,378	$3,204
Federal funds sold	3,660	551	4,180
Investments	327,189	23,432	106,707
Loans	261,927	215,209	68,791
Other assets	31,609	11,980	19,644

Total assets acquired	633,424	257,550	202,526

Deposits	500,144	200,747	158,007
Securities sold under agreements to repurchase	45,754	—	—
FHLB and other borrowed funds	20,884	34,564	—
Subordinated debentures	—	5,155	—
Accrued interest payable and other liabilities	1,928	1,521	441

Total liabilities assumed	568,710	241,987	158,448

Net assets acquired	$64,714	$15,563	$44,078

     The following table presents condensed pro forma consolidated results of operations as if the acquisitions of TCBancorp, Marine Bancorp, Inc. and Mountain View Bancshares, Inc. had occurred at the beginning of each year. This information combines the historical results of operations of the Company, TCBancorp, Marine Bancorp, Inc. and Mountain View Bancshares, Inc. after the effect of purchase accounting adjustments. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the operations had actually been combined during the period presented and is not necessarily indicative of operating results to be expected in future periods.

	2005	2004
	(In thousands, except per share data)
Net interest income	$56,184	$50,347
Non-interest income	16,951	22,029

Total revenue	$73,135	$72,376

Net income	$13,291	$13,768

Basic earnings per share	$1.05	$1.09

Diluted earnings per share	$0.93	$0.96

3. Investment Securities
     The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2006
	Available for Sale
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

	December 31, 2005
	Available for Sale
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

     Assets, principally investment securities, having a carrying value of approximately $287.2 million and $276.1 million at December 31, 2006 and 2005, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $118.8 million and $103.7 million at December 31, 2006 and 2005, respectively.
     The amortized cost and estimated fair value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)

Due in one year or less	$206,628	$203,755
Due after one year through five years	199,256	196,627
Due after five years through ten years	70,370	69,170
Due after ten years	63,745	62,339

Total	$539,999	$531,891

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     There were no securities classified as held to maturity at December 31, 2006 and 2005.
     During the years ended December 31, 2006, 2005 and 2004, $1.0 million, $58.9 million and $2.9 million in available for sale securities, respectively, were sold. The gross realized gains on such sales totaled $1,000, $54,000 and $64,000 for years ended December 31, 2006, 2005 and 2004, respectively. The gross realized loss on such sales totaled $593,000 for the year ended December 31, 2005. During 2004, the Company recorded a $313,000 charge-off on investments that had an other than-temporary impairment. The income tax expense/benefit related to net security gains and losses was 39.23% of the gross amounts for 2006, 2005, and 2004.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, EITF 03-1, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary, impairment is identified.
     For the year ended December 31, 2006, the Company had $9.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $9.5 million in unrealized losses are $6.9 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. No securities were deemed by management to have other than-temporary impairments for the years ended December 31, 2006 and 2005, besides securities for which an impairment was taken during 2004. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuers financial condition, or downgrades by rating agencies. In addition, approximately 75.2% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2006 and 2005:

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$13,453	$22	$143,757	$2,905	$157,210	$2,927
State and political subdivisions	7,822	54	23,390	442	31,212	496
Mortgage-backed securities	7,482	38	199,761	5,950	207,243	5,988
Other securities	—	—	7,475	177	7,475	177

	$28,757	$114	$374,383	$9,474	$403,140	$9,588

	December 31, 2005
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government - sponsored enterprises	$29,083	$497	$118,209	$4,226	$147,292	$4,723
State and political subdivisions	13,231	159	25,172	587	38,403	746
Mortgage-backed securities	59,722	1,216	191,328	6,993	251,050	8,209
Other securities	1,860	172	5,945	500	7,805	672

	$103,896	$2,044	$340,654	$12,306	$444,550	$14,350

4: Loans receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	December 31,
	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$465,306	$411,839
Construction/land development	393,410	291,515
Agricultural	11,659	13,112
Residential real estate loans
Residential 1-4 family	229,588	221,831
Multifamily residential	37,440	34,939

Total real estate	1,137,403	973,236
Consumer	45,056	39,447
Commercial and industrial	206,559	175,396
Agricultural	13,520	8,466
Other	13,757	8,044

Total loans receivable before allowance for loan losses	1,416,295	1,204,589
Allowance for loan losses	26,111	24,175

Total loans receivable, net	$1,390,184	$1,180,414

     The following is a summary of activity within the allowance for loan losses:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$24,175	$16,345	$14,717
Loans charged off	(1,514)	(4,611)	(2,181)
Recoveries on loans previously charged off	1,143	850	1,519

Net charge-offs	(371)	(3,761)	(662)
Provision charged to operating expense	2,307	3,827	2,290
Allowance for loan losses of acquired institutions	—	7,764	—

Balance, end of year	$26,111	$24,175	$16,345

     At December 31, 2006 and 2005, accruing loans delinquent 90 days or more totaled $641,000 and $426,000, respectively. Non-accruing loans at December 31, 2006 and 2005 were $3.9 million and $7.9 million, respectively.

     Real estate securing loans having a carrying value of $1.5 million and $1.1 million were transferred to foreclosed assets held for sale in 2006 and 2005, respectively. The Company is not committed to lend additional funds to customers whose loans have been modified, restructured, or foreclosed upon. During 2006, the Company sold foreclosed real estate with a carrying value of $1.8 million and $767,000 during 2006 and 2005, respectively, which resulted in gains of $380,000 and $310,000 during 2006 and 2005, respectively, which are included in other non-interest income.
     During 2006, 2005 and 2004, the Company sold $1.0 million, $5.5 million and $4.2 million of the guaranteed portion of certain SBA loans, which resulted in gains of $72,000, $529,000 and $26,00 during 2006, 2005 and 2004, respectively.
     Mortgage loans held for resale of approximately $2.4 million and $3.0 million at December 31, 2006 and 2005, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loan are funded. These commitments are derivative instruments and their fair values at December 31, 2006 and 2005 was not material.
     At December 31, 2006 and 2005, impaired loans totaled $11.2 million and $5.1 million, respectively. As of December 31, 2006 and 2005, average impaired loans were $7.2 million and $8.5 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2006, were $2.1 million and $1.8 million at December 31, 2005. Interest recognized on impaired loans during 2006 and 2005 was immaterial.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill, core deposits and other intangibles at December 31, 2006 and 2005, were as follows:

	December 31,
	2006	2005
	(In thousands)
Goodwill
Balance, beginning of year	$37,527	$18,555
Acquisitions of financial institutions	—	18,972

Balance, end of year	$37,527	$37,527

Core Deposit and Other Intangibles
Balance, beginning of year	$11,200	$4,261
Acquisitions of financial institutions	—	8,405
Amortization expense	(1,742)	(1,466)

Balance, end of year	$9,458	$11,200

     The increases in goodwill and core deposit intangibles for 2005 are the result of the acquisitions of TCBancorp, Marin Bancorp, Inc. and Mountain View Bancshares, Inc. as discussed in Note 2.
     The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2006 and 2005 were:

	December 31,
	2006	2005
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	3,999	2,257

Net carrying amount	$9,458	$11,200

     Core deposit and other intangible amortization for the years ended December 31, 2006, 2005 and 2004 was approximately $1.7 million, $1.5 million and $728,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the following five years is: 2007 — $1.7 million; 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.6 million; and 2011 — $981,000.
     The carrying amount of the Company’s goodwill was $37.5 million at December 31, 2006 and 2005. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $486.3 million and $403.0 million at December 31, 2006 and 2005, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $19.3 million, $11.3 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The following is a summary of the scheduled maturities of all time deposits at December 31, 2006 (in thousands):

One month or less	$110,769
Over 1 month to 3 months	212,330
Over 3 months to 6 months	168,628
Over 6 months to 12 months	196,781
Over 12 months to 2 years	81,154
Over 2 years to 3 years	12,864
Over 3 years to 5 years	26,564
Over 5 years	537

Total time certificates of deposit	$809,627

     Deposits totaling approximately $203.0 million and $236.1 million at December 31, 2006 and 2005, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB and Other Borrowed Funds
     The Company’s FHLB and other borrowed funds were $151.8 million and $117.1 million at December 31, 2006 and 2005, respectively. The outstanding balance for December 31, 2006 includes $5.0 million of short-term advances and $146.8 million of long-term advances. The outstanding balance for December 31, 2005 includes $4.0 million of short-term advances and $113.1 million of long-term advances. Short-term borrowings consist of U.S. TT&L notes and short-term FHLB borrowings. Long-term borrowings consist of long-term FHLB borrowings and a line of credit with another financial institution.
     Additionally, the Company had $41.5 million and $46.5 million at December 31, 2006 and 2005, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2006 and 2005, respectively.
     Long-term borrowings at December 31, 2006 and 2005 consisted of the following components:

	2006	2005
	(In thousands)
Line of Credit, due 2009, at a floating rate of 0.75% below Prime, secured by bank stock	$—	$14,000
FHLB advances, due 2006 to 2020, 1.98% to 5.96% secured by residential real estate loans	146,768	99,118

Total long-term borrowings	$146,768	$113,118

     Maturities of borrowings with original maturities exceeding one year at December 31, 2006, are as follows (in thousands):

2007	$54,018
2008	58,047
2009	512
2010	12,265
2011	268
Thereafter	21,658

$146,768

8: Subordinated Debentures
     Subordinated Debentures at December 31, 2006 and 2005 consisted of guaranteed payments on trust preferred securities with the following components:

	2006	2005
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,424	3,516
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,663	$44,755

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
9: Income Taxes
     The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current:
Federal	$7,705	$4,224	$5,622
State	1,008	839	970

Total current	8,713	5,063	6,592

Deferred:
Federal	(1,226)	(107)	(1,304)
State	(240)	(21)	(258)

Total deferred	(1,466)	(128)	(1,562)

Provision for income taxes	$7,247	$4,935	$5,030

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(5.22)	(5.93)	(3.53)
Cash value of life insurance	(0.46)	(0.54)	(0.58)
State income taxes, net of federal benefit	2.15	2.17	3.63
Change in effective rate for deferred tax assets	—	—	(0.33)
Other	(0.19)	(0.57)	(0.13)

Effective income tax rate	31.28%	30.13%	34.06%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31,
	2006	2005
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$10,219	$9,229
Deferred compensation	244	249
Defined benefit pension plan	107	109
Stock options	155	—
Non-accrual interest income	489	466
Investment in unconsolidated subsidiary	485	336
Unrealized loss on securities	3,179	5,105
Other	170	349

Gross deferred tax assets	15,048	15,843

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,082	2,237
Core deposit intangibles	3,552	4,211
Market value of cash flow hedge	25	25
FHLB dividends	567	393
Other	461	156

Gross deferred tax liabilities	6,687	7,022

Net deferred tax assets	$8,361	$8,821

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
     On July 21, 2006, the underwriter’s of the Company’s initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective July 26, 2006.

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
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was $735,000 as of December 31, 2006.

     The following table presents the required pro forma disclosures related to net income for the year ended December 31, 2005 for the options granted:

	Year Ended December 31,
	2005	2004

Basic pro forma
Net income available to common shareholders — as reported	$10,872	$8,630
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	249	72

Net income available to common shareholders — pro forma	$10,623	$8,558

Basic earnings per share — as reported	$0.92	$1.08
Basic earnings per share — pro forma	0.90	1.07

Diluted pro forma
Net income — as reported	$11,446	$9,159
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	249	72

Net income — pro forma	$11,197	$9,087

Diluted earnings per share — as reported	$0.82	$0.94
Diluted earnings per share — pro forma	0.81	0.93
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2006, are $380,000 and $231,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the year ended December 31, 2006, would have been $1.09 and $1.01, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.07 and $1.00, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period. The intrinsic value of the stock options outstanding and vested at December 31, 2006 was $13.1 million and $8.3 million, respectively. The intrinsic value of the stock options exercised during 2006 was $425,000.
     The Company has a nonqualified stock option plan for employees, officers, and directors of the Company. This plan provides for the granting of incentive nonqualified options to purchase up to 1.2 million shares of common stock in the Company.
     The table below summarized the transactions under the Company’s stock option plans (split adjusted) at December 31, 2006, 2005 and 2004 and changes during the years then ended:

	2006		2005		2004
	Shares	Weighted Average	Shares	Weighted Average	Shares	Weighted Average
	(000)	Exercisable Price	(000)	Exercisable Price	(000)	Exercisable Price
Outstanding, beginning of year	630	$10.07	453	$9.46	324	$8.11
Granted	410	14.22	75	12.67	135	12.67
Converted options of preferred stock A	9	8.66	—	—	—	—
Converted options of preferred stock B	71	6.36	—	—	—	—
Options of acquired institution	—	—	168	10.80	—	—
Forfeited	(31)	12.90	(23)	8.78	(6)	9.72
Exercised	(57)	9.40	(43)	11.48	—	—

Outstanding, end of period	1,032	11.39	630	10.07	453	9.46

Exercisable, end of period	560	$9.27	497	$9.50	243	$7.81

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during 2006, 2005 and 2004 was $3.39, $3.90 and $2.73 per share (split adjusted), respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2006	2005	2004

Expected dividend yield	0.59%	0.63%	0.00%
Expected stock price volatility	9.23%	10.00%	0.01%
Risk-free interest rate	4.80%	4.39%	3.73%
Expected life of options	6.3 years	10.0 years	6.5 years
     The expected divided yield is based on historical data. The expected volatility is based on published indexes of publicly traded bank holding companies with similar market capitalization. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding.
     The following is a summary of currently outstanding and exercisable options at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price

$ 6.14 to $6.68	69	5.4	$6.37	69	$6.37
$ 7.33 to $8.66	215	5.4	7.45	215	7.45
$ 9.33 to $10.31	111	6.8	10.15	105	10.16
$11.34 to $11.67	71	8.4	11.41	64	11.38
$12.67 to $12.67	184	10.0	12.67	104	12.67
$13.18 to $13.18	329	9.2	13.18	3	13.18
$21.17 to $23.27	53	12.6	21.21	—	—

	1,032			560

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
     During 2005, the board of directors of the Company passed a resolution amending the articles of incorporation to lower the par value from $0.10 to $0.01. This resulted in $352,000 reclassified from common stock to capital surplus in stockholders’ equity.

11. Preferred Stock A and Preferred Stock A Options
     During 2003, the Company issued preferred stock A as a result of the CBB acquisition. The preferred stock A was non-voting, non-cumulative, callable and redeemable, and convertible to the Company’s common stock. The preferred stock A yielded an annual non-cumulative dividend of $0.25 to be paid quarterly if and when authorized and declared by the Company’s board of directors. Dividends had to be paid on the preferred stock A before any other class of the Company’s stock.
     The Preferred Stock A was convertible at the holder’s option or redeemed by the Company at its option under the following terms and conditions (common stock split adjusted):
     The Preferred Stock A was convertible at the holder’s option, into HBI common stock upon the earlier of the expiration of thirty months after the effective date of the merger or 180 days after the date any of the HBI common stock is registered pursuant to the Securities Act of 1933 with the Securities and Exchange Commission in connection with an initial public offering of HBI common stock. Each share of Preferred Stock A to be converted and properly surrendered to the Company pursuant to the Company’s instructions for such surrender, shall be converted into 0.789474 shares of HBI Common Stock, with fractional shares of the Preferred Stock A to be converted into cash at the rate of $12.67 times the fraction of shares held.
     The Company could, at its option, redeem all of the Preferred Stock A at any time after the expiration of thirty months from the effective date of the merger or earlier if the HBI common stock becomes publicly traded and (a) the last reported trade is at least $12.67 per share for 20 consecutive trading days or (b) if the trades are quoted on a “bid and ask” price basis and the mean between the bid and ask price is at least $12.67 per share for 20 consecutive trading days.
     At December 31, 2005 and 2004, the Company had 26,000 and 41,000 preferred stock A options outstanding, respectively. The preferred stock A options became 100% exercisable at the date of the CBB acquisition and are convertible to common stock under the same terms as the outstanding preferred stock A.
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock into Home BancShares Common Stock. The holders of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares, instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to. Therefore, as of December 31, 2006, there were no preferred stock A options outstanding.
     The table below summarizes the transactions under the Company’s preferred stock A option plan at December 31, 2006, 2005 and 2004 and changes during the years then ended:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercisable	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning of year	26	$3.14	41	$2.04	49	$1.73
Converted to common stock	(11)	6.84	—	—	—	—
Exercised	(15)	0.17	(15)	0.17	(8)	0.17

Outstanding, end of period	—	—	26	3.14	41	2.04

Exercisable, end of period	—	$—	26	$3.14	41	$2.04

12. Preferred Stock B and Preferred Stock B Options
     During 2005, the Company issued preferred stock B as a result of the MBI acquisition. The Class B Preferred Stock was a non-voting, non-cumulative, callable and redeemable, convertible preferred stock The Class B Preferred Stock yielded an annual non-cumulative dividend of $0.57 to be paid quarterly if and when authorized and declared by HBI’s board of directors, and had priority in the payment of dividends over the HBI Common Stock and any class of capital stock created after the effective date of the merger, provided that dividends had first been paid on the Class A Preferred Stock.
     The Class B Preferred Stock was redeemable by HBI at any time on the basis of three shares of HBI Common Stock for each share of Class B Preferred Stock. Holders of the Class B Preferred Stock could convert their shares of Class B Preferred Stock into shares of HBI Common Stock (three shares of HBI Common Stock for each share of Class B Preferred Stock), upon the occurrence of the earlier of July 6, 2006, or two hundred ten (210) days after the date an underwritten initial public offering of the HBI Common Stock is completed.
     At December 31, 2005, the Company had 25,000 preferred stock B options outstanding. The preferred stock B options became 100% exercisable at the date of the MBI acquisition and are convertible to common stock under the same terms as the outstanding preferred stock B.
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class B Preferred Stock into Home BancShares Common Stock. The holders of shares of Class B Preferred Stock, received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006. Therefore, as of December 31, 2006, there were no Preferred Stock B options outstanding.
     The table below summarizes the transactions under the Company’s preferred stock B option plan at December 31, 2006 and 2005 and changes during the year then ended:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price
Outstanding, beginning of year	25	$19.06	—	$—
Converted to common stock	(24)	19.08	—	—
Options of acquired institution	—	—	32	18.92
Exercised	(1)	18.41	(7)	18.41

Outstanding, end of period	—	—	25	19.06

Exercisable, end of period	—	$—	25	$19.06

13. Non-Interest Expense
     The table below shows the components of non-interest expense for years ended December 31:

	2006	2005	2004
	(In thousands)
Salaries and employee benefits	$29,313	$23,901	$14,123
Occupancy and equipment	8,712	6,869	3,750
Data processing expense	2,506	1,991	1,170
Other operating expenses:
Advertising	2,383	2,067	900
Amortization of intangibles	1,742	1,466	728
Electronic banking expense	789	427	372
Directors’ fees	774	505	210
Due from bank service charges	331	284	197
FDIC and state assessment	527	503	301
Insurance	1,030	504	344
Legal and accounting	1,025	941	452
Other professional fees	771	534	493
Operating supplies	940	745	530
Postage	663	580	404
Telephone	975	669	377
Other expense	3,997	2,949	1,780

Total other operating expenses	15,947	12,174	7,088

Total non-interest expense	$56,478	$44,935	$26,131

14: Employee Benefit Plans
401(k) Plan
     The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. The plan also allows for discretionary employer contributions. The Company’s expense for the plan was $810,000, $476,000 and $195,000 in 2006, 2005 and 2004, respectively, which is included in salaries and employee benefits expense.
Stock Appreciation Rights
     On March 13, 2006, the Company’s board of directors replaced 341,000 outstanding stock appreciation rights with 354,640 options, each with an exercise price of $13.18. During 2005, the Company had issued 341,000 stock appreciation rights at $12.67 for certain executive employees throughout the Company. The appreciation rights were on a five-year cliff-vesting schedule with all appreciation rights vesting on December 31, 2009. The vesting was also subject to various financial performance goals of the Company and the subsidiary banks over the five-year period ending January 1, 2010. The options issued in replacement of the stock appreciation rights are subject to achievement of the same financial goals by the Company and the bank subsidiaries over the five-year period ending January 1, 2010.

Pension Plan
     The following table sets forth the status of the Company’s defined benefit pension plans:

	December 31,
	2006	2005	2004
	(In thousands)
Benefit obligation	$2,578	$3,494	$1,840
Fair value of plan assets	2,606	2,693	1,025

Funded status	$28	$(801)	$(815)

Accrued benefit cost	$(152)	$(552)	$(949)
Unrecognized net (gain) or loss	(235)	(146)	(212)
Unrecognized prior service cost	—	117	—
Unrecognized net obligation	—	70	—
Weighted-average assumptions:
Discount rate	5.8%	6.8%	6.5%
Actual return on plan assets	1.6	9.8	6.7
Expected return on plan assets	5.8	6.8	6.5
Rate of compensation increase	—	4.0	—
Benefit cost	$9	$196	$41
Interest cost	150	268	117
Employer contributions	—	767	166
Employee contributions	—	—	—
Benefits paid	198	1,095	296
     The assets of the plans consist primarily of equity securities and mutual funds. The measurement date for the plans is January 1. The plans have been frozen, and there have been no new participants in the plan and no additional benefits earned. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum contribution not to exceed the maximum amount deductible under the Internal Revenue Code.
     The long-term rate of return on assets is determined by considering the historical returns for the current mix of investments in the Company’s pension plan. In addition, consideration is given to the range of expected returns for the pension plan investment mix provided by the plan’s investment advisors. The Company uses the historical information to determine if there has been a significant change in the pension plan’s investment return history.
     The discount rate was determined by projecting cash distributions from the plan and matching them with the appropriate corporate bond yields in a yield curve regression analysis.
     The Company’s defined benefit pension plans are scheduled to terminate in 2007.
15: Related Party Transactions
     In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2006 and 2005, related party loans were approximately $53.0 million and $55.8 million, respectively. New loans and advances on prior commitments made to the related parties were $31.4 million and $19.1 million for the years ended December 31, 2006 and 2005, respectively. Repayments of loans made by the related parties were $34.2 million and $14.5 million for the years ended December 31, 2006 and 2005, respectively. As a result of acquisitions completed during 2005, the Company acquired $12.4 million of related party loans.

     At December 31, 2006 and 2005, directors, officers, and other related interest parties had demand, noninterest-bearing deposits of $52.6 million and $37.4 million, respectively, savings and interest-bearing transaction accounts of $630,000 and $1.3 million, respectively, and time certificates of deposit of $9.8 million and $13.6 million, respectively.
     During 2006 and 2005, rent expense totaling $180,000 and $181,000, respectively, was paid to related parties.
     The Company also received various fees from its investments in unconsolidated affiliates primarily for data processing and professional fees. During 2006 and 2005, these fees total $333,000 and $267,000, respectively. These fees are recorded in non-interest income.
     In January 2005, the Company acquired the remaining 67.8% of TCBancorp, of which approximately 22.4% in the aggregate was owned by six of the Company’s directors and executive officers (including the Chairman and Chief Executive Officer), or their affiliates. In June 2005, at the time the Company acquired Marine Bancorp, two of the Company’s directors and executive officers (including the Chairman and Chief Executive Officer), or their affiliates, owned approximately 15.8% in the aggregate of the outstanding stock of Marine Bancorp. In each of those transactions, the Company purchased the shares of TCBancorp stock, or Marine Bancorp stock, that were held by the related parties, on the same terms and with the same consideration as was paid to the other stockholders of TCBancorp and Marine Bancorp. In the TCBancorp transaction, the Company’s Chairman and Chief Executive Officer received 136,420 shares (split adjusted) of the Company’s common stock in payment for his 2.46% interest in TCBancorp; in the Marine Bancorp transaction, he received cash of $780,241 and 36,262 shares of the Company’s Class B preferred stock in payment for his 13.87% interest in Marine Bancorp.
16: Leases
     The Company leases certain premises and equipment under noncancelable operating leases which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2006, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2007	$693
2008	617
2009	590
2010	577
2011	507
Thereafter	1,054

$4,038

17: Concentration of Credit Risks
     The Company’s primary market area is in central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
     The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
18: Significant Estimates and Concentrations
     Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 6.

19: Commitments and Contingencies
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
     At December 31, 2006 and 2005, commitments to extend credit of $227.5 million and $266.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2006 and 2005, is $16.1 million and $21.0 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
20: Financial Instruments
     The following table presents the estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2006
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$59,700	$59,700
Federal funds sold	9,003	9,003
Investment securities — available for sale	531,891	531,891
Net loans receivable	1,390,184	1,382,248
Accrued interest receivable	13,736	13,736

Financial liabilities:
Deposits:
Demand and non-interest bearing	$215,142	$215,142
Savings and interest-bearing transaction accounts	582,425	582,425
Time deposits	809,627	806,530
Federal funds purchased	25,270	25,270
Securities sold under agreements to repurchase	118,825	118,825
FHLB and other borrowed funds	151,768	150,816
Accrued interest payable	6,869	6,869
Subordinated debentures	44,663	45,114

	December 31, 2005
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$44,679	$44,679
Federal funds sold	7,055	7,055
Investment securities — available for sale	530,302	530,302
Net loans receivable	1,180,414	1,173,873
Accrued interest receivable	11,158	11,158

Financial liabilities:
Deposits:
Demand and non-interest bearing	$209,974	$209,974
Savings and interest-bearing transaction accounts	512,184	512,184
Time deposits	704,950	706,982
Federal funds purchased	44,495	44,495
Securities sold under agreements to repurchase	103,718	103,718
FHLB and other borrowings	117,054	115,612
Accrued interest payable	4,757	4,757
Subordinated debentures	44,755	46,433

21: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of special dividends paid by the Company’s subsidiary banks during to 2005 to help provide cash for the Marine Bancorp, Inc. and Mountain View Bancshares, Inc. acquisitions, the Company’s subsidiary banks did not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at December 31, 2006.
     The Company’s subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2006, the Company meets all capital adequacy requirements to which it is subject.
     As of the most recent notification from regulatory agencies, the subsidiaries were well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and subsidiaries must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ categories.

     The Company’s actual capital amounts and ratios along with the Company’s subsidiary banks are presented in the following table.

					To Be Well
			For Capital		Capitalized Under
	Actual		Adequacy Purposes		Prompt Corrective
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

As of December 31, 2005
Leverage ratios:
Home BancShares	$172,244	9.22%	$74,726	4.00%	$	N/A	N/A	%
First State Bank	38,572	8.44	18,281	4.00		22,851	5.00
Community Bank	23,129	7.59	12,189	4.00		15,236	5.00
Twin City Bank	51,679	8.07	25,615	4.00		32,019	5.00
Marine Bank	20,050	7.28	11,016	4.00		13,771	5.00
Bank of Mountain View	29,468	16.35	7,209	4.00		9,012	5.00
Tier 1 capital ratios:
Home BancShares	$172,244	12.25%	$56,243	4.00%	$	N/A	N/A	%
First State Bank	38,572	10.01	15,413	4.00		23,120	6.00
Community Bank	23,129	10.25	9,026	4.00		13,539	6.00
Twin City Bank	51,679	11.53	17,929	4.00		26,893	6.00
Marine Bank	20,050	9.08	8,833	4.00		13,249	6.00
Bank of Mountain View	29,468	29.75	3,962	4.00		5,943	6.00
Total risk-based capital ratios:
Home BancShares	$189,902	13.51%	$112,451	8.00%	$	N/A	N/A	%
First State Bank	43,362	11.26	30,808	8.00		38,510	10.00
Community Bank	26,010	11.53	18,047	8.00		22,559	10.00
Twin City Bank.	57,248	12.77	35,864	8.00		44,830	10.00
Marine Bank	22,815	10.33	17,669	8.00		22,086	10.00
Bank of Mountain View	30,094	30.38	7,925	8.00		9,906	10.00

22: Additional Cash Flow Information
     In connection with 2005 acquisitions accounted for using the purchase method, the Company acquired approximately $1.0 billion in assets, assumed $960 million in liabilities, issued $56 million of equity and paid cash net of funds received of $31 million. The company paid interest and taxes during the years ended as follows:

	2006	2005	2004
	(In thousands)
Interest paid	$58,828	$34,282	$11,584
Income taxes paid	7,820	6,000	3,015
23: Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, expressing the staff’s view regarding the process of quantifying financial statement misstatements. SAB 108 requires that when quantifying misstatements for the purposes of evaluating materiality, the effects on both the income statement and balance sheet should be considered. The Company has evaluated the requirements of SAB 108, and it did not have a material effect on the Company’s financial position or results of operations.
     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. The Issue is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of December 31, 2006, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 will have on the financial position and results of operation of the Company.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company expects to adopt the Interpretation during the first quarter of 2007 without material effect on the Company’s financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for servicing of financial assets. SFAS No. 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods: (1) the amortization of servicing assets or liabilities in proportion to and over the net servicing income period or net servicing loss or (2) the reporting of servicing assets or liabilities at fair value at each reporting date and reporting changes in fair value in earnings in the periods in which the change occur. SFAS No. 156 is effective the earlier of the date an entity adopts the requirements of SFAS No. 156, or as of the beginning of its first fiscal year beginning after September 15, 2006. The Company will adopt the Statement beginning January 1, 2007 and will choose the amortization of servicing assets over the net servicing income period which is its current practice; therefore there will be minimal impact to the Company.
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement to Beneficial Interest in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006 and is expected to have minimal impact on the Company.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

24: Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31
(In thousands)	2006	2005

Assets

Cash and cash equivalents	$44,439	$5,046
Investment securities	4,716	5,000
Investments in wholly-owned subsidiaries	206,349	198,929
Investments in unconsolidated subsidiaries	12,449	9,813
Premises and equipment	3,770	3,917
Other assets	5,006	3,001

Total assets	$276,729	$225,706

Liabilities

Long-term borrowings	$—	$14,000
Subordinated debentures	44,663	44,755
Other liabilities	647	1,094

Total liabilities	45,310	59,849

Stockholders’ Equity

Preferred stock — A	—	21
Preferred stock — B	—	2
Common stock	172	121
Capital surplus	194,595	146,285
Retained earnings	41,544	27,331
Accumulated other comprehensive loss	(4,892)	(7,903)

Total stockholders’ equity	231,419	165,857

Total liabilities and stockholders’ equity	$276,729	$225,706

Condensed Statements of Income

	Years Ended December 31
(In thousands)	2006	2005	2004

Income
Dividends from subsidiaries	$7,044	$10,664	$1,010
Other income	2,350	926	6,333

Total income	9,394	11,590	7,343
Expense	8,088	4,988	2,489

Income before income taxes and equity in undistributed net income of subsidiaries	1,306	6,602	4,854
(Benefit) provision for income taxes	(2,263)	(1,603)	1,553

Income before equity in undistributed net income of subsidiaries	3,569	8,205	3,301
Equity in undistributed net income of subsidiaries	12,349	3,241	5,858

Net income	$15,918	$11,446	$9,159

Condensed Statements of Cash Flows

	Years Ended December 31
(In thousands)	2006	2005	2004

Cash flows from operating activities
Net income	$15,918	$11,446	$9,159
Items not requiring (providing) cash
Depreciation	120	138	4
Gain on sale of equity investment	—	(465)	(4,410)
Share-based compensation	380	—	—
Tax benefits from stock options exercised	211	—	—
Equity in undistributed income of subsidiaries	(12,349)	(3,241)	(5,858)
Equity in loss (income) of unconsolidated affiliates	379	592	(1,560)
Changes in other assets	(2,005)	(1,669)	15
Other liabilities	(236)	(320)	639

Net cash provided by (used in) operating activities	2,418	6,481	(2,011)

Cash flows from investing activities
Purchases of premises and equipment	(65)	(276)	(49)
Investment in unconsolidated subsidiaries	(3,000)	(9,091)	(180)
Capital contribution to subsidiaries	(8,645)	(4,000)	—
Return of capital from subsidiaries	16,570	27,246	—
Purchase of subsidiaries	—	(48,988)	—
Proceeds from sale of investment in RBI	—	—	13,546
Proceeds from maturities of investment securities	284	—	—
Purchase of investment securities	—	(5,000)	—

Net cash provided by (used in) investing activities	5,144	(40,109)	13,317

Cash flows from financing activities
Net proceeds from stock issuance	47,747	425	24
Tax benefits from stock options exercised	(211)	—	—
Purchase of treasury stock	—	—	(549)
Issuance of subordinated debentures	—	15,000	—
Issuance of long-term borrowings	—	14,000	—
Repayment of long-term borrowings	(14,000)	—	—
Dividends paid	(1,705)	(1,410)	(869)

Net cash provided by (used in) financing activities	31,831	28,015	(1,394)

Increase (decrease) in cash and cash equivalents	39,393	(5,613)	9,912
Cash and cash equivalents, beginning of year	5,046	10,659	747

Cash and cash equivalents, end of year	$44,439	$5,046	$10,659

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No items are reportable.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Internal Control over Financial Reporting.
     Our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, have evaluated any changes in our internal control over financial reporting that occurred during the fourth quarter of our 2006 fiscal year and have concluded that there was no change during the fourth quarter of our 2006 fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Because 2006 was our first year as a public reporting company, Section 404 of Sarbanes Oxley does not require us to evaluate and report on our internal controls over financial reporting and have our independent auditors attest to our evaluation on Form 10-K for the fiscal year ending December 31, 2006. This information will be required to be included in our annual report on Form 10-K for the fiscal year ending December 31, 2007.
Item 9B. OTHER INFORMATION
     No items are reportable.
PART III
Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE
     Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 11. EXECUTIVE COMPENSATION
     Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this report:
     (a) 1 and 2. Financial Statements and any Financial Statement Schedules
The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.
     (b) Listing of Exhibits.

Exhibit
No.
23.1	Consent of BKD, LLP

23.2	Consent of Ernst & Young, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chairman and Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.
	By:	/s/ John W. Allison
Chief Executive Officer and Chairman
Date: March 9, 2007		of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on or about March 9, 2007.

Signature	Title

/s/ John W. Allison John W. Allison	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

/s/ Ron W. Strother Ron W. Strother	President, Chief Operating Officer and Director

/s/ Randy E. Mayor Randy E. Mayor	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Richard H. Ashley Richard H. Ashley	Vice Chairman of the Board and Director

/s/ Dale A. Bruns Dale A. Bruns	Director

/s/ Richard A. Buckheim Richard A. Buckheim	Director

/s/ Jack E. Engelkes Jack E. Engelkes	Director

/s/ Frank D. Hickingbotham Frank D. Hickingbotham	Director

/s/ Herren C. Hickingbotham Herren C. Hickingbotham	Director

/s/ James G. Hinkle James G. Hinkle	Director

/s/ Alex R. Lieblong Alex R. Lieblong	Director

/s/ C. Randall Sims C. Randall Sims	Director

/s/ William G. Thompson William G. Thompson	Director