Form 10-Q
period 2007-03-31
HOME BANCSHARES INC
filed 2007-05-08
CIK 1331520

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2007
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
Common Stock Issued and Outstanding: 17,235,063 shares as of April 27, 2007.

HOME BANCSHARES, INC.
FORM 10-Q
March 31, 2007
Exhibit List
10.1	Home BancShares Inc. Chairman’s Retirement Plan

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350

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
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 20, 2007.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$57,998	$53,004
Interest-bearing deposits with other banks	2,962	6,696

Cash and cash equivalents	60,960	59,700
Federal funds sold	10,685	9,003
Investment securities — available for sale	476,534	531,891
Loans receivable	1,475,376	1,416,295
Allowance for loan losses	(26,934)	(26,111)

Loans receivable, net	1,448,442	1,390,184
Bank premises and equipment, net	60,751	57,339
Foreclosed assets held for sale	327	435
Cash value of life insurance	42,746	42,149
Investments in unconsolidated affiliates	12,336	12,449
Accrued interest receivable	14,331	13,736
Deferred tax asset, net	8,455	8,361
Goodwill	37,527	37,527
Core deposit and other intangibles	9,019	9,458
Other assets	21,463	18,416

Total assets	$2,203,576	$2,190,648

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$228,716	$215,142
Savings and interest-bearing transaction accounts	606,593	582,425
Time deposits	792,951	809,627

Total deposits	1,628,260	1,607,194
Federal funds purchased	25,450	25,270
Securities sold under agreements to repurchase	128,335	118,825
FHLB and other borrowed funds	127,842	151,768
Accrued interest payable and other liabilities	12,192	11,509
Subordinated debentures	44,640	44,663

Total liabilities	1,966,719	1,959,229
Stockholders’ equity:
Common stock, par value $0.01 in 2007 and 2006; 25,000,000 shares authorized in 2007 and 2006; shares issued and outstanding 17,221,938 in 2007 and 17,205,649 in 2006	172	172
Capital surplus	194,930	194,595
Retained earnings	45,875	41,544
Accumulated other comprehensive loss	(4,120)	(4,892)

Total stockholders’ equity	236,857	231,419

Total liabilities and stockholders’ equity	$2,203,576	$2,190,648

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2007	2006
	(Unaudited)
Interest income:
Loans	$28,288	$21,842
Investment securities
Taxable	4,586	4,725
Tax-exempt	1,026	967
Deposits — other banks	49	41
Federal funds sold	235	159

Total interest income	34,184	27,734

Interest expense:
Interest on deposits	14,133	9,529
Federal funds purchased	205	304
FHLB and other borrowed funds	1,811	1,476
Securities sold under agreements to repurchase	1,224	870
Subordinated debentures	749	749

Total interest expense	18,122	12,928

Net interest income	16,062	14,806
Provision for loan losses	820	484

Net interest income after provision for loan losses	15,242	14,322

Non-interest income:
Service charges on deposit accounts	2,588	2,052
Other services charges and fees	1,500	611
Trust fees	24	152
Data processing fees	218	193
Mortgage banking income	348	411
Insurance commissions	289	284
Income from title services	156	237
Increase in cash value of life insurance	598	51
Dividends from FHLB, FRB & bankers’ bank	227	106
Equity in loss of unconsolidated affiliates	(114)	(116)
Gain on sale of SBA loans	—	34
Gain on sale of premises and equipment, net	14	2
Other income	357	384

Total non-interest income	6,205	4,401

Non-interest expense:
Salaries and employee benefits	7,440	7,348
Occupancy and equipment	2,210	2,005
Data processing expense	644	567
Other operating expenses	4,447	3,699

Total non-interest expense	14,741	13,619

Income before income taxes	6,706	5,104
Income tax expense	1,945	1,588

Net income available to all shareholders	4,761	3,516
Less: Preferred stock dividends	—	155

Income available to common shareholders	$4,761	$3,361

Basic earnings per share	$0.28	$0.28

Diluted earnings per share	$0.27	$0.24

     See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2006	$21	$2	$121	$146,285	$27,331	$(7,903)	$165,857
Comprehensive income (loss):
Net income	—	—	—	—	3,516	—	3,516
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $179	—	—	—	—	—	(282)	(282)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(6)	(6)

Comprehensive income							3,228
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	2
Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	8
Net issuance of 15,490 shares of common stock from exercise of stock options	—	—	—	143	—	—	143
Tax benefit from stock options exercised	—	—	—	84	—	—	84
Share-based compensation	—	—	—	116	—	—	116
Cash dividends — Preferred Stock A, $0.0625 per share	—	—	—	—	(131)	—	(131)
Cash dividends — Preferred Stock B, $0.1425 per share	—	—	—	—	(24)	—	(24)
Cash dividends — Common Stock, $0.02 per share	—	—	—	—	(243)	—	(243)

Balances at March 31, 2006 (unaudited)	21	2	121	146,638	30,449	(8,191)	169,040
Comprehensive income (loss):
Net income	—	—	—	—	12,402	—	12,402
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $2,105	—	—	—	—	—	3,276	3,276
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	23	23

Comprehensive income							15,701
Conversion of 2,090,812 shares of preferred stock A to 1,650,489 shares of common stock	(21)	—	17	2	—	—	(2)
Conversion of 169,760 shares of preferred stock B to 509,280 shares of common stock	—	(2)	5	(3)	—	—	—
Issuance of 2,875,000 shares of common stock from Initial Public Offering, net of offering costs of $4,545	—	—	29	47,176	—	—	47,205
Issuance of 41,526 shares of common stock from exercise of stock options	—	—	—	391	—	—	391
Tax benefit from stock options exercised	—	—	—	127	—	—	127
Share-based compensation	—	—	—	264	—	—	264
Cash dividends — Preferred Stock A,$0.0833 per share	—	—	—	—	(172)	—	(172)
Cash dividends — Preferred Stock B, $0.19 per share	—	—	—	—	(32)	—	(32)
Cash dividends — Common Stock, $0.07 per share	—	—	—	—	(1,103)	—	(1,103)

Balances at December 31, 2006	—	—	172	194,595	41,544	(4,892)	231,419
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity – Continued
Three Months Ended March 31, 2007 and 2006

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income (loss):
Net income	—	—	—	—	4,761	—	4,761
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $497	—	—	—	—	—	771	771
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	1	1

Comprehensive income							5,533
Issuance of 16,289 shares of common stock from exercise of stock options	—	—	—	123	—	—	123
Tax benefit from stock options exercised	—	—	—	103	—	—	103
Share-based compensation	—	—	—	109	—	—	109
Cash dividends — Common Stock, $0.025 per share	—	—	—	—	(430)	—	(430)

Balances at March 31, 2007 (unaudited)	$—	$—	$172	$194,930	$45,875	$(4,120)	$236,857

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended March 31,
(In thousands)	2007	2006
	(Unaudited)
Operating Activities
Net income	$4,761	$3,516
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	1,065	1,090
Amortization/Accretion	305	665
Share-based compensation	109	116
Tax benefits from stock options exercised	(103)	(84)
Loss (gain) on sale of assets	12	(89)
Provision for loan losses	820	484
Deferred income tax benefit	(597)	(420)
Equity in loss of unconsolidated affiliates	114	116
Increase in cash value of life insurance	(598)	(51)
Originations of mortgage loans held for sale	(17,609)	(22,115)
Proceeds from sales of mortgage loans held for sale	15,619	23,384
Changes in assets and liabilities:
Accrued interest receivable	(595)	(382)
Other assets	(3,046)	(3,305)
Accrued interest payable and other liabilities	786	3,426

Net cash provided by operating activities	1,043	6,351

Investing Activities
Net (increase) decrease in federal funds sold	(1,682)	(12,503)
Net (increase) decrease in loans	(57,088)	(44,207)
Purchases of investment securities available for sale	(84,664)	(38,823)
Proceeds from maturities of investment securities available for sale	141,406	43,132
Proceeds from sale of loans	—	540
Proceeds from foreclosed assets held for sale	110	801
Purchases of premises and equipment, net	(4,491)	(1,704)
Investments in unconsolidated affiliates	—	(3,000)

Net cash used in investing activities	(6,409)	(55,764)

Financing Activities
Net increase (decrease) in deposits	21,066	80,335
Net increase (decrease) in securities sold under agreements to repurchase	9,510	(5,173)
Net increase (decrease) in federal funds purchased	180	(44,495)
Net increase (decrease) in FHLB and other borrowed funds	(23,926)	22,251
Proceeds from exercise of stock options	123	153
Tax benefits from stock options exercised	103	84
Dividends paid	(430)	(398)

Net cash provided by financing activities	6,626	52,757

Net change in cash and cash equivalents	1,260	3,344
Cash and cash equivalents — beginning of year	59,700	44,679

Cash and cash equivalents — end of period	$60,960	$48,023

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
     A summary of the significant accounting policies of the Company follows:
  Operating Segments
     The Company is organized on a subsidiary bank-by-bank basis upon which management makes decisions regarding how to allocate resources and assess performance. Each of the subsidiary banks provides a group of similar community banking services, including such products and services as loans, time deposits and checking and savings accounts. The individual bank segments have similar operating and economic characteristics and have been reported as one aggregated operating segment.
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
  Investments in Unconsolidated Affiliates
     The Company has a 20.1% investment in White River Bancshares, Inc. (WRBI), which at March 31, 2007 and December 31, 2006 totaled $11.0 million and $11.1 million, respectively. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in the three months ended March 31, 2007 and 2006 totaled $114,000 and $116,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at March 31, 2007 and 2006 amounted to $1,000 and $25,000, respectively. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI.

     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at March 31, 2007 and December 31, 2006, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of March 31, 2007 and 2006, and for the three-month periods then ended:

	March 31,
	2007	2006
	(In thousands)
Assets	$402,142	$261,779
Liabilities	345,695	203,825
Equity	56,447	57,954
Net income (loss)	(415)	(512)
  Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Form 10-K, filed with the Securities and Exchange Commission.
  Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three-month periods ended March 31:

	2007	2006
	(In thousands)
Net income available to all shareholders	$4,761	$3,516
Less: Preferred stock dividends	—	(155)

Income available to common shareholders	$4,761	$3,361

Average shares outstanding	17,219	12,123
Effect of common stock options	282	79
Effect of preferred stock options	—	28
Effect of preferred stock conversions	—	2,162

Diluted shares outstanding	17,501	14,392

Basic earnings per share	$0.28	$0.28
Diluted earnings per share	$0.27	$0.24

2. Acquisitions
     On January 3, 2005, HBI purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006. At March 31, 2007, White River Bancshares had approximately $357.8 million in total assets, $316.3 million in total loans and $279.4 million in total deposits.
     During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. As a result, we anticipate making a $2.6 million additional investment in White River Bancshares to maintain our 20% ownership. This additional investment is subject to regulatory approval.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$155,656	$71	$(2,638)	$153,089
Mortgage-backed securities	214,256	71	(5,133)	209,194
State and political subdivisions	101,251	1,402	(449)	102,204
Other securities	12,196	—	(149)	12,047

Total	$483,359	$1,544	$(8,369)	$476,534

	December 31, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

     Assets, principally investment securities, having a carrying value of approximately $221.6 million and $287.2 million at March 31, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $128.3 million and $118.8 million at March 31, 2007 and December 31, 2006, respectively.
     During the three month periods ended March 31, 2007 and 2006, no available for sale securities were sold.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph

16 of SFAS No. 115, EITF 03-1, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other than temporary, impairment is identified.
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$519,680	$465,306
Construction/land development	369,022	393,410
Agricultural	33,245	11,659
Residential real estate loans
Residential 1-4 family	231,788	229,588
Multifamily residential	39,329	37,440

Total real estate	1,193,064	1,137,403
Consumer	42,345	45,056
Commercial and industrial	205,531	206,559
Agricultural	16,986	13,520
Other	17,450	13,757

Total loans receivable before allowance for loan losses	1,475,376	1,416,295
Allowance for loan losses	26,934	26,111

Total loans receivable, net	$1,448,442	$1,390,184

     The following is a summary of activity within the allowance for loan losses:

	2007	2006
	(In thousands)
Balance, beginning of year	$26,111	$24,175
Additions
Provision charged to expense	820	484

Net (recoveries) loans charged off Losses charged to allowance, net of recoveries of $103 and $262 for the first three months of 2007 and 2006, respectively	(3)	224

Balance, March 31	$26,934	24,435

Additions
Provision charged to expense		1,823

Net loans charged off
Losses charged to allowance, net of recoveries of $881 for the last nine months of 2006		147

Balance, end of year		$26,111

     At March 31, 2007 and December 31, 2006, accruing loans delinquent 90 days or more totaled $1.1 million and $641,000, respectively. Non-accruing loans at March 31, 2007 and December 31, 2006 were $5.1 million and $3.9 million, respectively.
     During the three-month period ended March 31, 2007, the Company did not sell any of the guaranteed portion of SBA loans. During the three-month period ended March 31, 2006, the Company sold $506,000 of the guaranteed portion of certain SBA loans, which resulted in gains of $34,000.
     Mortgage loans held for resale of approximately $4.4 million and $2.4 million at March 31, 2007 and December 31, 2006, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At March 31, 2007 and December 31, 2006, impaired loans totaled $8.8 million and $11.2 million, respectively. As of March 31, 2007 and 2006, average impaired loans were $10.0 million and $5.7 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $1.6 million and $2.1 million at March 31, 2007 and December 31, 2006, respectively. Interest recognized on impaired loans during 2007 and 2006 was immaterial.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at March 31, 2007 and December 31, 2006, were as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	4,438	3,999

Net carrying amount	$9,019	$9,458

     Core deposit and other intangible amortization for the three months ended March 31, 2007 and 2006 was approximately $439,000 and $425,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2007 through 2011 is: 2007 — $1.7 million; 2008 — $1.7 million; 2009 — $1.7 million; 2010 - $1.6 million; and 2011 — $981,000.
     The carrying amount of the Company’s goodwill was $37.5 million at March 31, 2007 and December 31, 2006. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $458.6 million and $486.3 million at March 31, 2007 and December 31, 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.8 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively.
     Deposits totaling approximately $206.9 million and $203.0 million at March 31, 2007 and December 31, 2006, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

7: FHLB and Other Borrowed Funds
     The Company’s FHLB and other borrowed funds were $127.8 million and $151.8 million at March 31, 2007 and December 31, 2006, respectively. The outstanding balance for March 31, 2007 includes $127.8 million of long-term advances. The outstanding balance for December 31, 2006 includes $5.0 million of short-term advances and $146.8 million of long-term advances. Short-term borrowings consist of short-term FHLB borrowings. Long-term borrowings consist of long-term FHLB borrowings. The long-term FHLB advances mature from 2007 to 2020 with interest rates ranging from 2.019% to 5.42% and are secured by residential real estate loans.
8: Subordinated Debentures
     Subordinated Debentures at March 31, 2007 and December 31, 2006 consisted of guaranteed payments on trust preferred securities with the following components:

	March 31,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, isssued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,401	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,640	$44,663

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

9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month periods ended March 31:

	2007	2006
	(In thousands)
Current:
Federal	$2,252	$1,675
State	290	333

Total current	2,542	2,008

Deferred:
Federal	(501)	(350)
State	(96)	(70)

Total deferred	(597)	(420)

Provision for income taxes	$1,945	$1,588

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31:

	2007	2006
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(4.94)	(6.19)
Cash value of life insurance	(3.12)	(0.35)
State income taxes, net of federal benefit	1.88	1.98
Other	0.18	0.69

Effective income tax rate	29.00%	31.13%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$10,545	$10,219
Deferred compensation	240	244
Defined benefit pension plan	111	107
Stock options	197	155
Non-accrual interest income	523	489
Investment in unconsolidated subsidiary	530	485
Unrealized loss on securities	2,676	3,179
Other	161	170

Gross deferred tax assets	14,983	15,048

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,016	2,082
Core deposit intangibles	3,388	3,552
Market value of cash flow hedge	19	25
FHLB dividends	603	567
Other	502	461

Gross deferred tax liabilities	6,528	6,687

Net deferred tax assets	$8,455	$8,361

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

     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was $744,000 as of March 31, 2007.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended March 31, 2007, are $109,000 and $66,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. The Company’s income before income taxes and net income for the three months ended March 31, 2006, are $116,000 and $70,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the three months ended March 31, 2007, would have been $0.28, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.28 and $0.27, respectively. Basic and diluted earnings per share for the three months ended March 31, 2006, would have been $0.28 and $0.25, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.28 and $0.24, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period. The intrinsic value of the stock options outstanding and vested at March 31, 2007 was $10.6 million and $6.9 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2007 was $263,000.
     The Company has a nonqualified stock option plan for employees, officers, and directors of the Company. This plan provides for the granting of incentive nonqualified options to purchase up to 1.2 million shares of common stock in the Company.
     The table below summarized the transactions under the Company’s stock option plans at March 31, 2007 and December 31, 2006 and changes during the three-month period and year then ended, respectively:

	For Three Months Ended		For the Year Ended
	March 31, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,032	$11.39	630	$10.07
Granted	33	23.29	410	14.22
Converted options of preferred stock A	—	—	9	8.66
Converted options of preferred stock B	—	—	71	6.36
Forfeited	(7)	11.76	(31)	12.90
Exercised	(16)	7.56	(57)	9.40

Outstanding, end of period	1,042	11.85	1,032	11.39

Exercisable, end of period	542	$9.33	560	$9.27

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2007 and year-ended December 31, 2006, was $5.47 and $3.39, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For Three Months Ended	For the Year Ended
	March 31, 2007	December 31, 2006
Expected dividend yield	0.43%	0.59%
Expected stock price volatility	9.91%	9.23%
Risk-free interest rate	4.69%	4.80%
Expected life of options	6.0 years	6.3 years
     The following is a summary of currently outstanding and exercisable options at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$6.14 to $6.68	59	5.0	$6.37	59	$6.37
$7.33 to $8.66	211	5.1	7.44	211	7.44
$9.33 to $10.31	108	6.5	10.16	102	10.17
$11.34 to $11.67	69	8.1	11.41	63	11.38
$12.67 to $12.67	184	9.7	12.67	104	12.67
$13.18 to $13.18	324	9.0	13.18	3	13.18
$21.17 to $24.15	87	9.6	22.02	—	—

	1,042			542

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three months ended March 31, 2007 and 2006:

	2007	2006
	(In thousands)
Salaries and employee benefits	$7,440	$7,348
Occupancy and equipment	2,210	2,005
Data processing expense	644	567
Other operating expenses:
Advertising	629	558
Amortization of intangibles	439	425
Electronic banking expense	530	118
Directors’ fees	174	204
Due from bank service charges	56	70
FDIC and state assessment	260	125
Insurance	244	223
Legal and accounting	319	282
Other professional fees	170	134
Operating supplies	226	229
Postage	164	163
Telephone	228	220
Other expense	1,008	948

Total other operating expenses	4,447	3,699

Total non-interest expense	$14,741	$13,619

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
     At March 31, 2007 and December 31, 2006, commitments to extend credit of $256.7 million and $227.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee, some of which are long-term, is dependent upon the credit worthiness of the borrower. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2007 and December 31, 2006, is $10.5 million and $16.1 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of special dividends paid by the Company’s subsidiary banks during 2005 to help provide cash for the Marine Bancorp, Inc. and Mountain View Bancshares, Inc. acquisitions, the Company’s subsidiary banks did not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at March 31, 2007.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2007, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.18%, 14.32%, and 15.58%, respectively, as of March 31, 2007.

16: Additional Cash Flow Information
     The Company paid interest and taxes during the three months ended as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Interest paid	$18,739	$12,903
Income taxes paid	350	—
17: Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to provide companies with an option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of March 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10 will have on the financial position and results of operation of the Company.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2007 and the related condensed consolidated statements of income, statements of changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas
May 7, 2007

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 20, 2007, which includes the audited financial statements for the year ended December 31, 2006. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of March 31, 2007, we had, on a consolidated basis, total assets of $2.20 billion, loans receivable of $1.48 billion, total deposits of $1.63 billion, and shareholders’ equity of $236.9 million.
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
Key Financial Measures

	As of and for the Three Months
	Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Total assets	$2,203,576	$1,970,910
Loans receivable	1,475,376	1,246,146
Total deposits	1,628,260	1,507,443
Net income	4,761	3,516
Basic earnings per share	0.28	0.28
Diluted earnings per share	0.27	0.24
Diluted cash earnings per share (1)	0.29	0.26
Annualized net interest margin — FTE	3.42%	3.53%
Efficiency ratio	62.52	66.68
Annualized return on average assets	0.88	0.74
Annualized return on average equity	8.30	8.51

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
Overview
     Our net income increased $1.3 million, or 35.4%, to $4.8 million for the three-month period ended March 31, 2007, from $3.5 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 12.5% to $0.27 for the three-month period ended March 31, 2007, as compared to $0.24 for the same period in 2006. The increase in earnings for the three months ended March 31, 2007 is primarily associated with organic growth of our bank subsidiaries.

     Our annualized return on average equity was 8.30% and 8.51% for the three months ended March 31, 2007 and 2006, respectively. While net income for the three months ended March 31, 2007 increased, return on average equity decreased as a result of the $65.2 million increase in average stockholders’ equity from the net proceeds of our initial public offering and retained earnings for the twelve months.
     Our annualized return on average assets was 0.88% and 0.74% for the three months ended March 31, 2007 and 2006, respectively. The increase was primarily due to the $1.3 million increase in net income for the three months ended March 31, 2007, compared to the same period in 2006.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.42% and 3.53% for the three months ended March 31, 2007 and 2006, respectively. However, our net interest margin for the three months ended March 31, 2007 was unchanged from the previous quarter. Competitive pressures and a slightly inverted yield curve put pressure on our net interest margin causing the decline from March 31, 2006 to March 31, 2007.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.52% and 66.68% for three months ended March 31, 2007 and 2006, respectively. The improvement in our efficiency ratio is primarily due to an increase in net interest income from the net proceeds of our initial public offering and continued improvement of our efficiencies.
     Our total assets increased $12.9 million, an annualized growth of 2.4%, to $2.20 billion as of March 31, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $59.1 million, an annualized growth of 16.9%, to $1.48 billion as of March 31, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $5.4 million, an annualized growth of 9.5%, to $236.9 million as of March 31, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the retained earnings for the three months.
     As of March 31, 2007, our non-performing loans increased to $6.2 million, or 0.42%, of total loans from $4.5 million, or 0.32%, of total loans as of December 31, 2006. The allowance for loan losses as a percent of non-performing loans decreased to 436.2% as of March 31, 2007, compared to 574.4% from December 31, 2006. While these ratios reflect a slight decrease in asset quality, we still consider our asset quality to be sound.
Critical Accounting Policies
     Overview. We prepare our consolidated financial statements based on the selection of certain accounting policies, generally accepted accounting principles and customary practices in the banking industry. These policies, in certain areas, require us to make significant estimates and assumptions. Our accounting policies are described in detail in the notes to our consolidated financial statements in Note 1 of the audited consolidated financial statements included in our Form 10-K, filed with the Securities and Exchange Commission.
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
     Loans Receivable and Allowance for Loan Losses. Substantially all of our loans receivable are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for resale. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.
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
     Intangible Assets. Intangible assets consist of goodwill and core deposit and other intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill as required by SFAS No. 142, Goodwill and Other Intangible Assets, in the fourth quarter.
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
Acquisitions and Equity Investments
     On January 3, 2005, we purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we invested an additional $3.0 million in White River Bancshares at that time. As of March 31, 2007, White River Bancshares had total assets of $357.8 million, loans of $316.3 million, and total deposits of $279.4 million.
     During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. As a result, we anticipate making a $2.6 million additional investment in White River Bancshares to maintain our 20% ownership. This additional investment is subject to regulatory approval.
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
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2007, the Company opened its second branch location in the Florida community of Key West. Presently, the Company has one Florida de novo branch location in Key Largo scheduled to open in the second quarter of 2007 and four pending de novo branch locations in the Arkansas communities of Searcy (2), Bryant, and Quitman.
     During the second quarter of 2007, the Company will consolidate two of its Cabot branch locations into one new financial center.
Results of Operations
     Our net income increased $1.3 million, or 35.4%, to $4.8 million for the three-month period ended March 31, 2007, from $3.5 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 12.5% to $0.27 for the three-month period ended March 31, 2007, as compared to $0.24 for the same period in 2006. The increase in earnings is primarily associated with organic growth of our bank subsidiaries.

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
     Net interest income on a fully taxable equivalent basis increased $1.3 million, or 8.3%, to $16.7 million for the three-month period ended March 31, 2007, from $15.4 million for the same period in 2006. This increase in net interest income was the result of a $6.5 million increase in interest income offset by $5.2 million increase in interest expense. The $6.5 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $4.2 million, and our earning assets repricing in the higher interest rate environment resulted in a $2.3 million increase in interest income for the three-month period ended March 31, 2007. The $5.2 million increase in interest expense for the three-month period ended March 31, 2007, is primarily the result of organic growth of our bank subsidiaries and of our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $1.6 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $3.6 million increase in interest expense for the three-month period ended March 31, 2007.
     Net interest margin, on a fully taxable equivalent basis, was 3.42% in the first quarter of 2007 compared to 3.53% in the first quarter of 2006, a decrease of eleven basis points. The Company’s first quarter 2007 net interest margin of 3.42% was unchanged from the fourth quarter of 2006. During 2006, competitive pressures and a slightly inverted yield curve put pressure on the Company’s net interest margin. While the current competitive pressures have eased somewhat during 2007, the Company’s net interest margin on a linked quarter basis was still projected to decline as a result of the $35 million purchase of bank owned life insurance late in the fourth quarter of 2006. Yet, the Company was able to rise above this expectation by achieving strong loan growth that was funded by both the run off in the investment portfolio and sensibly priced interest-bearing liabilities.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2007 and 2006, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2007, compared to the same period in 2006.
Table 1: Analysis of Net Interest Income

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Interest income	$34,184	$27,734
Fully taxable equivalent adjustment	610	583

Interest income — fully taxable equivalent	34,794	28,317
Interest expense	18,122	12,928

Net interest income — fully taxable equivalent	$16,672	$15,389

Yield on earning assets — fully taxable equivalent	7.13%	6.50%
Cost of interest-bearing liabilities	4.23	3.39
Net interest spread — fully taxable equivalent	2.90	3.11
Net interest margin — fully taxable equivalent	3.42	3.53

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
2007 vs. 2006
(In thousands)
Increase in interest income due to change in earning assets	$4,160
Increase in interest income due to change in earning asset yields	2,317
Increase in interest expense due to change in interest-bearing liabilities	1,646
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	3,548

Increase in net interest income	$1,283

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2007 and 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
		2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$3,793	$49	5.24%	$3,706	$41	4.49%
Federal funds sold	18,031	235	5.29	14,477	159	4.45
Investment securities — taxable	407,373	4,586	4.57	430,121	4,725	4.46
Investment securities — non- taxable	97,785	1,581	6.56	92,627	1,510	6.61
Loans receivable	1,450,789	28,343	7.92	1,224,871	21,882	7.25

Total interest-earning assets	1,977,771	34,794	7.13	1,765,802	28,317	6.50

Non-earning assets	219,924			169,399

Total assets	$2,197,695			$1,935,201
				~~~~~~~[a]

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$592,101	$4,335	2.97%	$520,287	$2,739	2.14%
Time deposits	820,942	9,798	4.84	715,790	6,790	3.85

Total interest-bearing deposits	1,413,043	14,133	4.06	1,236,077	9,529	3.13
Federal funds purchased	15,397	205	5.40	26,469	304	4.66
Securities sold under agreement to repurchase	115,754	1,224	4.29	99,344	870	3.55
FHLB and other borrowed funds	148,897	1,811	4.93	137,796	1,476	4.34
Subordinated debentures	44,654	749	6.80	44,746	749	6.79

Total interest-bearing liabilities	1,737,745	18,122	4.23	1,544,432	12,928	3.39

Non-interest bearing liabilities Non-interest-bearing deposits	214,461			213,135
Other liabilities	12,718			10,067

Total liabilities	1,964,924			1,767,634
Shareholders’ equity	232,771			167,567

Total liabilities and shareholders’ equity	$2,197,695			$1,935,201

Net interest spread			2.90%			3.11%
Net interest income and margin		$16,672	3.42		$15,389	3.53

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2007 compared to the same period in 2006, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2007 over 2006
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	1	7	8
Federal funds sold	43	33	76
Investment securities — taxable	(254)	115	(139)
Investment securities — non-taxable	83	(12)	71
Loans receivable	4,287	2,174	6,461

Total interest income	4,160	2,317	6,477

Interest expense:
Interest-bearing transaction and savings deposits	417	1,179	1,596
Time deposits	1,091	1,917	3,008
Federal funds purchased	(142)	43	(99)
Securities sold under agreement to repurchase	157	197	354
FHLB and other borrowed funds	125	210	335
Subordinated debentures	(2)	2	—

Total interest expense	1,646	3,548	5,194

Increase (decrease) in net interest income	$2,514	$(1,231)	$1,283

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
     Our provision for loan losses increased $336,000, or 69.4%, to $820,000 for the three-month period ended March 31, 2007, from $484,000 for the same period in 2006. The increase in the provision is primarily associated with growth in the loan portfolio during the first quarter of 2007.
     Non-Interest Income. Total non-interest income was $6.2 million for the three-month period ended March 31, 2007 compared to $4.4 million for the same period in 2006. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in loss of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2007 and 2006, respectively, as well as changes for the three-month period ended March 31, 2007 compared to the same period in 2006.
Table 5: Non-Interest Income

	Three Months Ended		2007
	March 31,		Change from
	2007	2006	2006
		(Dollars in thousands)
Service charges on deposit accounts	$2,588	$2,052	$536	26.1%
Other service charges and fees	1,500	611	889	145.5
Trust fees	24	152	(128)	(84.2)
Data processing fees	218	193	25	13.0
Mortgage banking income	348	411	(63)	(15.3)
Insurance commissions	289	284	5	1.8
Income from title services	156	237	(81)	(34.2)
Increase in cash value of life insurance	598	51	547	1,072.5
Dividends from FHLB, FRB & bankers’ bank	227	106	121	114.2
Equity in loss of unconsolidated affiliates	(114)	(116)	2	(1.7)
Gain on sale of SBA loans	—	34	(34)	(100.0)
Gain on sale of premises and equipment, net	14	2	12	600.0
Other income	357	384	(27)	(7.0)

Total non-interest income	$6,205	$4,401	$1,804	41.0%

     Non-interest income increased $1.8 million, or 41.0%, to $6.2 million for the three-month period ended March 31, 2007 from $4.4 million for the same period in 2006. The primary factors that resulted in the increase include:
•	The $536,000 increase in service charges on deposit accounts was primarily a result of organic growth of our other bank subsidiaries’.

•	The $889,000 increase in other service charges and fees was primarily a result of increased retention of interchange fees, an infrequent referral fee received in the first quarter of 2007 and organic growth. More specifically, during the fourth quarter of 2006, we were able to negotiate with a new vendor the processing of interchange fees associated with our electronic banking transactions. This improved position is allowing us to retain more of the interchange fees by leveraging our in-house technology. During January 2007, we received a $125,000 referral fee from another institution for a large loan that we elected not to originate because it was outside our normal lending activities. We do not believe referral fees of this nature will be recurring.

•	In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of the trust efforts. The $128,000 decrease in trust fees for the three-month period ended March 31, 2007 was primarily the result of the vendor retaining a significant portion of our trust fees. The out-sourcing of the trust management resulted in a $215,000 reduction of non-interest expense for the three-month period ended March 31, 2007 when compared to first quarter of the previous year. This non-interest expense reduction includes $169,000 related to salaries and employee benefits.

•	Our community banks purchased $35 million of additional bank owned life insurance on December 14, 2006. The $547,000 increase in cash surrender value is primarily related to these new policies.

•	The $121,000 increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase their borrowing capacity with FHLB.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating loss. White River Bancshares has been operating at a loss as a result of their status as a start up company. White River’s acquisition of Brinkley Bancshares, Inc. should put them in a profitable position going forward.
     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, operating supplies and telephone.
     Table 6 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2007 and 2006, as well as changes for the three-month period ended March 31, 2007 compared to the same period in 2006.

Table 6: Non-Interest Expense

	Three Months Ended		2007
	March 31,		Change from
	2007	2006	2006
	(Dollars in thousands)
Salaries and employee benefits	$7,440	$7,348	$92	1.3%
Occupancy and equipment	2,210	2,005	205	10.2
Data processing expense	644	567	77	13.6
Other operating expenses:
Advertising	629	558	71	12.7
Amortization of intangibles	439	425	14	3.3
Electronic banking expense	530	118	412	349.2
Directors’ fees	174	204	(30)	(14.7)
Due from bank service charges	56	70	(14)	(20.0)
FDIC and state assessment	260	125	135	108.0
Insurance	244	223	21	9.4
Legal and accounting	319	282	37	13.1
Other professional fees	170	134	36	26.9
Operating supplies	226	229	(3)	(1.3)
Postage	164	163	1	0.6
Telephone	228	220	8	3.6
Other expense	1,008	948	60	6.3

Total non-interest expense	$14,741	$13,619	$1,122	8.2%

     Non-interest expense increased $1.1 million, or 8.2%, to $14.7 million for the three-month period ended March 31, 2007, from $13.6 million for the same period in 2006. The increase is the result of the continued expansion of the Company combined with the normal increased cost of doing business. The most significant component of the increase was the $412,000 increase in electronic banking expense for the three months ended March 31, 2007. The electronic banking increase was primarily the result of additional costs associated with our ability to retain more of the interchange fee income.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an estimated increase of $400,000 and $550,000 to non-interest expense for 2007 and 2008, respectively. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
     Income Taxes. The provision for income taxes increased $357,000, or 22.5%, to $1.9 million for the three-month period ended March 31, 2007, from $1.6 million as of March 31, 2006. The effective income tax rate was 29.0% for the three-month period ended March 31, 2007, compared to 31.1% for the same period in 2006. The declining effective income tax rate is primarily associated with our purchase of $35 million in additional bank owned life insurance in the fourth quarter of 2006, which resulted in additional tax-free non-interest income.
Financial Conditions as of and for the Quarter Ended March 31, 2007 and 2006
     Our total assets increased $12.9 million, an annualized growth of 2.4%, to $2.20 billion as of March 31, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $59.1 million, an annualized growth of 16.9%, to $1.48 billion as of March 31, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $5.4 million, an annualized growth of 9.5%, to $236.9 million as of March 31, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of retained earnings for the three months.
Loan Portfolio
     Our loan portfolio averaged $1.45 billion during the three-month period ended March 31, 2007. Total loans were $1.48 billion as of March 31, 2007, compared to $1.42 billion as of December 31, 2006. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$519,680	$465,306
Construction/land development	369,022	393,410
Agricultural	33,245	11,659
Residential real estate loans:
Residential 1-4 family	231,788	229,588
Multifamily residential	39,329	37,440

Total real estate	1,193,064	1,137,403
Consumer	42,345	45,056
Commercial and industrial	205,531	206,559
Agricultural	16,986	13,520
Other	17,450	13,757

Total loans receivable before allowance for loan losses	1,475,376	1,416,295
Allowance for loan losses	26,934	26,111

Total loans receivable, net	$1,448,442	$1,390,184

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
     As of March 31, 2007, commercial real estate loans totaled $921.9 million, or 62.5% of our loan portfolio, compared to $870.3 million, or 61.5% of our loan portfolio, as of December 31, 2006. This increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.

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
     As of March 31, 2007, we had $271.1 million, or 18.4% of our loan portfolio, in residential real estate loans, which is comparable to the $267.0 million, or 18.9% of our loan portfolio, as of December 31, 2006.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of March 31, 2007, our installment consumer loan portfolio totaled $42.3 million, or 2.9% of our total loan portfolio, which is comparable to the $45.1 million, or 3.2% of our loan portfolio as of December 31, 2006.
     Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to five years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% to 80% of accounts receivable less than 90 days past due. Inventory financing will range between 50% and 60% depending on the borrower and nature of inventory. We require a first lien position for those loans.
     As of March 31, 2007, commercial and industrial loans outstanding totaled $205.5 million, or 13.9% of our loan portfolio, which is comparable to $206.6 million, or 14.6% of our loan portfolio, as of December 31, 2006.
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

     Table 8 sets forth information with respect to our non-performing assets as of March 31, 2007 and December 31, 2006. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$5,059	$3,905
Loans past due 90 days or more (principal or interest payments)	1,116	641

Total non-performing loans	6,175	4,546

Other non-performing assets
Foreclosed assets held for sale	327	435
Other non-performing assets	1	13

Total other non-performing assets	328	448

Total non-performing assets	$6,503	$4,994

Allowance for loan losses to non-performing loans	436.18%	574.37%
Non-performing loans to total loans	0.42	0.32
Non-performing assets to total assets	0.30	0.23
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
     Total non-performing loans were $6.2 million as of March 31, 2007, compared to $4.5 million as of December 31, 2006 for an increase of $1.7 million. Two borrowers accounted for $1.3 million of this increase. Both were restored to a performing status during the second quarter of 2007.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $88,000 and $152,000 for the three-month periods ended March 31, 2007 and 2006, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month periods ended March 31, 2007 and 2006 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. At March 31, 2007 and December 31, 2006, impaired loans totaled $8.8 million and $11.2 million, respectively. As of March 31, 2007, average impaired loans were $10.0 million compared to $5.7 million as of March 31, 2006.

     As a result of the building boom in northwest Arkansas, this market is beginning to show signs of over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Skyline Report” published in February 2007 by the University of Arkansas, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for 47.0 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary. During the first quarter of 2007, we downgraded an $11 million acquisition and development loan in the northwest Arkansas market obtained through one of our loan participations with White River Bancshares, Inc. The developer is experiencing cash flow problems but is currently paying as agreed. We will continue to monitor this loan and downgrade the credit and reserve accordingly if determined to be necessary. At March 31, 2007, we had approximately $21.3 million in loan participations with our consolidated affiliate White River Bancshares, Inc. in northwest Arkansas.
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
     Charge-offs and Recoveries. Total charge-offs decreased $386,000, or 79.4%, to $100,000 for the three months ended March 31, 2007, compared to the same period in 2006. Total recoveries decreased $159,000, or 60.7%, to $103,000 for the three months ended March 31, 2007, compared to the same period in 2006. The changes in charge-offs and recoveries are a reflection of our conservative stance on asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2007 and 2006.
Table 9: Analysis of Allowance for Loan Losses

	As of March 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$26,111	$24,175

Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	—	106
Construction/land development	—	2
Agricultural	—	8
Residential real estate loans:
Residential 1-4 family	10	54
Multifamily residential	—	—

Total real estate	10	170
Consumer	59	70
Commercial and industrial	31	237
Agricultural	—	—
Other	—	9

Total loans charged off	100	486

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	16	8
Construction/land development	1	—
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	24	97
Multifamily residential	—	—

Total real estate	41	105
Consumer	36	10
Commercial and industrial	19	21
Agricultural	—	—
Other	7	126

Total recoveries	103	262

Net (recoveries) loans charged off	(3)	224
Provision for loan losses	820	484

Balance, March 31	$26,934	$24,435

Net (recoveries) charge-offs to average loans	—%	0.07%
Allowance for loan losses to period-end loans	1.83	1.96
Allowance for loan losses to net (recoveries) charge-offs	(221,375)	2,690

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
     The changes for the period ended March 31, 2007 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2006. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 10 presents the allocation of allowance for loan losses as of March 31, 2007 and December 31, 2006.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	March 31, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
		(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$10,021	35.2%	$9,130	32.8%
Construction/land development	7,334	25.0	7,494	27.8
Agricultural	910	2.3	505	0.8
Residential real estate loans:
Residential 1-4 family	3,076	15.7	3,091	16.2
Multifamily residential	572	2.7	909	2.6

Total real estate	21,913	80.9	21,129	80.2
Consumer	920	2.9	861	3.2
Commercial and industrial	3,121	13.9	3,237	14.6
Agricultural	486	1.1	456	1.0
Other	11	1.2	11	1.0
Unallocated	483	—	417	—

Total	$26,934	100.0%	$26,111	100.0%

(1)	Percentage of loans in each category to loans receivable
   Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2007, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $476.5 million as of March 31, 2007, compared to $531.9 million as of December 31, 2006. The estimated duration of our securities portfolio was 2.8 years as of March 31, 2007.
     As of March 31, 2007, $209.2 million, or 43.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $219.8 million, or 41.3%, of our available-for-sale securities as of December 31, 2006. To reduce our income tax burden, $102.2 million, or 21.4%, of our available-for-sale securities portfolio as of March 31, 2007, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.4 million, or 19.4%, of our available-for-sale securities as of December 31, 2006. Also, we had approximately $153.1 million, or 32.1%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2007, compared to $196.2 million, or 36.9%, of our available-for-sale securities as of December 31, 2006.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
     Table 11 presents the carrying value and fair value of investment securities as of March 31, 2007 and December 31, 2006.
Table 11: Investment Securities

	As of March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$155,656	$71	$(2,638)	$153,089
Mortgage-backed securities	214,256	71	(5,133)	209,194
State and political subdivisions	101,251	1,402	(449)	102,204
Other securities	12,196	—	(149)	12,047

Total	$483,359	$1,544	$(8,369)	$476,534

	As of December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

   Deposits
     Our deposits averaged $1.63 billion for the three-month period ended March 31, 2007. Total deposits increased $21.1 million, or an annualized growth of 5.3%, to $1.63 billion as of March 31, 2007, from $1.61 billion as of December 31, 2006. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of March 31, 2007 and December 31, 2006 brokered deposits were $42.8 million and $50.2 million, respectively.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2006 to 2007 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during those years.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2007 and 2006.
Table 12: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2007		2006
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest- bearing transaction accounts	$214,461	—%	$213,135	—%
Interest-bearing transaction accounts	534,610	3.14	435,517	2.22
Savings deposits	57,491	1.42	84,770	1.68
Time deposits:
$100,000 or more	472,219	5.00	355,514	4.40
Other time deposits	348,723	4.62	360,276	3.30

Total	$1,627,504	3.52%	$1,449,212	2.67%

   FHLB and Other Borrowings
     Our FHLB and other borrowings were $127.8 million as of March 31, 2007. The outstanding balance for March 31, 2007 consists of FHLB long-term advances. Our FHLB and other borrowings were $151.8 million as of December 31, 2006. The outstanding balance for December 31, 2006, includes $5.0 million of short-term advances and $146.8 million of long-term advances. Long-term borrowings consist of long-term FHLB borrowings. Our remaining FHLB borrowing capacity was $346.2 million and $323.6 million as of March 31, 2007 and December 31, 2006, respectively.
   Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.6 million and $44.7 million as of March 31, 2007 and December 31, 2006, respectively.

     Table 13 reflects subordinated debentures as of March 31, 2007 and December 31, 2006, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	March 31,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,401	3,424
Subordinated debentures, due 2033, floating rate of 3.15% above the three- month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,640	$44,663

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
  Shareholders’ Equity
     Stockholders’ equity was $236.9 million at March 31, 2007 compared to $231.4 million at December 31, 2006, an annualized increase of 9.5%. As of March 31, 2007 our equity to asset ratio was 10.7%, compared to 10.6% as of December 31, 2006. Book value per common share was $13.75 at March 31, 2007 compared to $13.45 at December 31, 2006, a 9.0% annualized increase. The increases in stockholders’ equity and book value per share were primarily the result of retained earnings during the prior three months.
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
     After the exercise of the over-allotment and the conversion of the preferred stock, Home BancShares outstanding common stock increased by approximately 2.5 million shares.
     Cash Dividends. We declared cash dividends on our common stock of $0.025 and $0.020 per share for the three-month periods ended March 31, 2007 and 2006, respectively.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2007 and December 31, 2006, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of March 31, 2007 and December 31, 2006.
Table 14: Risk-Based Capital

	As of	As of
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$236,857	$231,419
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(43,158)	(43,433)
Unrealized loss on available-for-sale securities	4,120	4,892

Total Tier 1 capital	240,819	235,878

Tier 2 capital
Qualifying allowance for loan losses	21,092	20,308

Total Tier 2 capital	21,092	20,308

Total risk-based capital	$261,911	$256,186

Average total assets for leverage ratio	$2,154,537	$2,089,130

Risk weighted assets	$1,681,528	$1,618,849

Ratios at end of period
Leverage ratio	11.18%	11.29%
Tier 1 risk-based capital	14.32	14.57
Total risk-based capital	15.58	15.83
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 15 presents actual capital amounts and ratios as of March 31, 2007 and December 31, 2006, for our bank subsidiaries and us.
Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2007
Leverage ratios:
Home BancShares	$240,819	11.18%	$86,161	4.00%	$	N/A	N/A	%
First State Bank	48,424	8.56	22,628	4.00		28,285	5.00
Community Bank	30,758	8.86	13,886	4.00		17,358	5.00
Twin City Bank	51,135	7.57	27,020	4.00		33,775	5.00
Marine Bank	30,725	8.46	14,527	4.00		18,159	5.00
Bank of Mountain View	15,467	7.77	7,962	4.00		9,953	5.00
Tier 1 capital ratios:
Home BancShares	$240,819	14.32%	$67,268	4.00%	$	N/A	N/A	%
First State Bank	48,424	10.29	18,824	4.00		28,236	6.00
Community Bank	30,758	11.46	10,736	4.00		16,104	6.00
Twin City Bank	51,135	10.26	19,936	4.00		29,904	6.00
Marine Bank	30,725	9.82	12,515	4.00		18,773	6.00
Bank of Mountain View	15,467	13.26	4,666	4.00		6,999	6.00
Total risk-based capital ratios:
Home BancShares	$261,911	15.58%	$134,486	8.00%	$	N/A	N/A	%
First State Bank	54,331	11.54	37,664	8.00		47,081	10.00
Community Bank	34,166	12.73	21,471	8.00		26,839	10.00
Twin City Bank	57,377	11.51	39,880	8.00		49,850	10.00
Marine Bank	34,083	10.89	25,038	8.00		31,298	10.00
Bank of Mountain View	16,672	14.29	9,334	8.00		11,667	10.00

As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

  Non-GAAP Financial Measurements
     We had $46.5 million, $47.0 million, and $48.3 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2007, December 31, 2006 and March 31, 2006, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share data)
GAAP net income	$4,761	$3,516
Intangible amortization after-tax	267	258

Cash earnings	$5,028	$3,774

GAAP diluted earnings per share	$0.27	$0.24
Intangible amortization after-tax	0.02	0.02

Diluted cash earnings per share	$0.29	$0.26

Table 17: Tangible Book Value Per Share

	As of	As of
	March 31,	December 31,
	2007	2006
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$13.75	$13.45
Tangible book value per common share:
(A-C-D)/B	11.05	10.72

(A) Total shareholders’ equity	$236,857	$231,419
(B) Common shares outstanding	17,222	17,206
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	9,019	9,458

Table 18: Cash Return on Average Assets

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Return on average assets: A/C	0.88%	0.74%
Cash return on average assets: B/(C-D)	0.95	0.81
(A) Net income	$4,761	$3,516
(B) Cash earnings	5,028	3,774
(C) Average assets	2,197,695	1,935,201
(D) Average goodwill, core deposits and other intangible assets	46,765	48,559
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	8.30%	8.51%
Return on average tangible equity: B/(C-D)	10.96	12.86
(A) Net income	$4,761	$3,516
(B) Cash earnings	5,028	3,774
(C) Average shareholders’ equity	232,771	167,567
(D) Average goodwill, core deposits and other intangible assets	46,765	48,559
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Equity to assets: B/A	10.75%	10.56%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.82	8.60

(A) Total assets	$2,203,576	$2,190,648
(B) Total shareholders’ equity	236,857	231,419
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	9,019	9,458

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2007, our cash and cash equivalents were $61.0 million, or 2.8% of total assets, compared to $59.7 million, or 2.7% of total assets, as of December 31, 2006. Our investment securities and federal funds sold were $487.2 million as of March 31, 2007 and $540.9 million as of December 31, 2006.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $62.1 million on an unsecured basis as of March 31, 2007 and December 31, 2006. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $127.8 million as of March 31, 2007 and $151.8 million as of December 31, 2006. The outstanding balance for March 31, 2007 included $127.8 million of FHLB long-term advances. The outstanding balance for December 31, 2006, included $5.0 million of short-term advances and $146.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $346.2 million and $323.6 million as of March 31, 2007 and December 31, 2006.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2007, our gap position was relatively neutral with a one-year cumulative repricing gap of -1.0%, compared to –1.1% as of December 31, 2006. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not have a material positive or negative affect in the current rate environment.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2007.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$2,962	$—	$—	$—	$—	$—	$—	$2,962
Federal funds sold	10,685	—	—	—	—	—	—	10,685
Investment securities	14,955	33,095	26,389	58,239	104,655	107,391	131,810	476,534
Loans receivable	651,165	87,156	117,334	198,222	194,784	200,271	26,464	1,475,396

Total earning assets	679,767	120,251	143,723	256,461	299,439	307,662	158,274	1,965,577

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,572	49,142	73,713	147,427	42,980	113,664	155,095	606,593
Time deposits	107,701	160,644	188,184	240,234	59,847	36,338	3	792,951
Federal funds purchased	25,450	—	—	—	—	—	—	25,450
Securities sold under repurchase agreements	101,640	—	—	—	3,708	11,123	11,864	128,335
FHLB and other borrowed funds	60,249	7,114	21,416	7,629	6,937	12,772	11,725	127,842
Subordinated debentures	1	5,158	5	9	20,639	76	18,752	44,640

Total interest-bearing liabilities	319,613	222,058	283,318	395,299	134,111	173,973	197,439	1,725,811

Interest rate sensitivity gap	$360,154	$(101,807)	$(139,595)	$(138,838)	$165,328	$133,689	$(39,165)	$239,766

Cumulative interest rate sensitivity gap	$360,154	$258,347	$118,752	$(20,086)	$145,242	$278,931	$239,766
Cumulative rate sensitive assets to rate sensitive liabilities	212.7%	147.7%	114.4%	98.4%	110.7%	118.3%	113.9%
Cumulative gap as a % of total earning assets	18.3	13.1	6.0	(1.0)	7.4	14.2	12.2
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to provide companies with an option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operations.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which provides clarification for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 31, 2006. The Company adopted the Interpretation during the first quarter of 2007 without material effect on the Company’s financial position or results of operations.
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of March 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10 will have on the financial position and results of operation of the Company.
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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
     See the discussion of our risk factors in the Form 10-K, as filed with the SEC.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable
Item 4: Submission of Matters to a Vote of Security Holders
     Not applicable
Item 5: Other Information
     Not applicable
Item 6: Exhibits
10.1	Home BancShares Inc. Chairman’s Retirement Plan

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)
Date: May 4, 2007	/s/ John W. Allison
John W. Allison, Chief Executive Officer

Date: May 4, 2007	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer