Form 10-Q
period 2007-06-30
HOME BANCSHARES INC
filed 2007-08-08
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007
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
Common Stock Issued and Outstanding: 17,238,530 shares as of July 30, 2007.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2007

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$51,110	$53,004
Interest-bearing deposits with other banks	2,431	6,696

Cash and cash equivalents	53,541	59,700
Federal funds sold	10,182	9,003
Investment securities — available for sale	458,782	531,891
Loans receivable	1,525,013	1,416,295
Allowance for loan losses	(28,112)	(26,111)

Loans receivable, net	1,496,901	1,390,184
Bank premises and equipment, net	64,656	57,339
Foreclosed assets held for sale	182	435
Cash value of life insurance	46,862	42,149
Investments in unconsolidated affiliates	14,836	12,449
Accrued interest receivable	14,847	13,736
Deferred tax asset, net	11,023	8,361
Goodwill	37,527	37,527
Core deposit and other intangibles	8,580	9,458
Other assets	22,002	18,416

Total assets	$2,239,921	$2,190,648

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$224,675	$215,142
Savings and interest-bearing transaction accounts	612,853	582,425
Time deposits	805,485	809,627

Total deposits	1,643,013	1,607,194
Federal funds purchased	—	25,270
Securities sold under agreements to repurchase	127,392	118,825
FHLB borrowed funds	175,455	151,768
Accrued interest payable and other liabilities	11,061	11,509
Subordinated debentures	44,618	44,663

Total liabilities	2,001,539	1,959,229
Stockholders’ equity:
Common stock, par value $0.01 in 2007 and 2006; shares authorized 50,000,000 in 2007 and 25,000,000 in 2006; shares issued and outstanding 17,238,387 in 2007 and 17,205,649 in 2006	172	172
Capital surplus	195,257	194,595
Retained earnings	50,333	41,544
Accumulated other comprehensive loss	(7,380)	(4,892)

Total stockholders’ equity	238,382	231,419

Total liabilities and stockholders’ equity	$2,239,921	$2,190,648

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2007	2006	2007	2006
	(Unaudited)
Interest income:
Loans	$29,776	$24,003	$58,064	$45,845
Investment securities
Taxable	4,273	4,711	8,859	9,436
Tax-exempt	1,025	965	2,051	1,932
Deposits — other banks	30	24	79	65
Federal funds sold	40	183	275	342

Total interest income	35,144	29,886	69,328	57,620

Interest expense:
Interest on deposits	14,091	11,144	28,224	20,673
Federal funds purchased	247	154	452	458
FHLB and other borrowed funds	2,033	1,486	3,844	2,962
Securities sold under agreements to repurchase	1,281	994	2,505	1,864
Subordinated debentures	747	745	1,496	1,494

Total interest expense	18,399	14,523	36,521	27,451

Net interest income	16,745	15,363	32,807	30,169
Provision for loan losses	680	590	1,500	1,074

Net interest income after provision for loan losses	16,065	14,773	31,307	29,095

Non-interest income:
Service charges on deposit accounts	2,669	2,263	5,257	4,315
Other services charges and fees	1,334	584	2,834	1,195
Trust fees	30	169	54	321
Data processing fees	209	215	427	408
Mortgage banking income	478	439	826	850
Insurance commissions	171	205	460	489
Income from title services	238	282	394	519
Increase in cash value of life insurance	617	55	1,215	106
Dividends from FHLB, FRB & bankers’ bank	207	154	434	260
Equity in loss of unconsolidated affiliates	(56)	(32)	(170)	(148)
Gain on sale of SBA loans	170	—	170	34
Gain on sale of premises and equipment, net	167	26	181	28
Gain on securities, net	—	1	—	1
Other income	349	238	706	622

Total non-interest income	6,583	4,599	12,788	9,000

Non-interest expense:
Salaries and employee benefits	7,757	7,399	15,197	14,747
Occupancy and equipment	2,342	2,123	4,552	4,128
Data processing expense	670	670	1,314	1,237
Other operating expenses	4,748	3,951	9,195	7,650

Total non-interest expense	15,517	14,143	30,258	27,762

Income before income taxes	7,131	5,229	13,837	10,333
Income tax expense	2,070	1,593	4,015	3,181

Net income available to all shareholders	5,061	3,636	9,822	7,152
Less: Preferred stock dividends	—	155	—	310

Income available to common shareholders	$5,061	$3,481	$9,822	$6,842

Basic earnings per share	$0.29	$0.28	$0.57	$0.56

Diluted earnings per share	$0.29	$0.25	$0.56	$0.49

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2006	$21	$2	$121	$146,285	$27,331	$(7,903)	$165,857
Comprehensive income (loss):
Net income	—	—	—	—	7,152	—	7,152
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $2,207	—	—	—	—	—	(3,418)	(3,418)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(29)	(29)

Comprehensive income							3,705
Issuance of 2,500,000 shares of common stock from Initial Public Offering, net of offering costs of $4,068	—	—	25	40,907	—	—	40,932
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	2
Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	8
Net issuance of 33,104 shares of common stock from exercise of stock options	—	—	—	309	—	—	309
Tax benefit from stock options exercised	—	—	—	131	—	—	131
Share-based compensation	—	—	—	205	—	—	205
Cash dividends — Preferred Stock A, $0.125 per share	—	—	—	—	(262)	—	(262)
Cash dividends — Preferred Stock B, $0.285 per share	—	—	—	—	(48)	—	(48)
Cash dividends — Common Stock, $0.04 per share	—	—	—	—	(486)	—	(486)

Balances at June 30, 2006 (unaudited)	21	2	146	187,847	33,687	(11,350)	210,353
Comprehensive income (loss):
Net income	—	—	—	—	8,766	—	8,766
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $4,133	—	—	—	—	—	6,412	6,412
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	46	46

Comprehensive income							15,224
Conversion of 2,090,812 shares of preferred stock A to 1,650,489 shares of common stock	(21)	—	17	2	—	—	(2)
Conversion of 169,760 shares of preferred stock B to 509,280 shares of common stock	—	(2)	5	(3)	—	—	—
Issuance of 375,000 shares of common stock from Initial Public Offering, net of offering costs of $477	—	—	4	6,269	—	—	6,273
Issuance of 23,912 shares of common stock from exercise of stock options	—	—	—	225	—	—	225
Tax benefit from stock options exercised	—	—	—	80	—	—	80
Share-based compensation	—	—	—	175	—	—	175
Cash dividends — Preferred Stock A, $0.0208 per share	—	—	—	—	(41)	—	(41)
Cash dividends — Preferred Stock B, $0.0475 per share	—	—	—	—	(8)	—	(8)
Cash dividends — Common Stock, $0.05 per share	—	—	—	—	(860)	—	(860)

Balances at December 31, 2006	—	—	172	194,595	41,544	(4,892)	231,419
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity – Continued
Six Months Ended June 30, 2007 and 2006

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income (loss):
Net income	—	—	—	—	9,822	—	9,822
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $1,560	—	—	—	—	—	(2,420)	(2,420)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	(68)	(68)

Comprehensive income							7,334
Issuance of 32,738 shares of common stock from exercise of stock options	—	—	—	237	—	—	237
Tax benefit from stock options exercised	—	—	—	203	—	—	203
Share-based compensation	—	—	—	222	—	—	222
Cash dividends — Common Stock, $0.06 per share	—	—	—	—	(1,033)	—	(1,033)

Balances at June 30, 2007 (unaudited)	$—	$—	$172	$195,257	$50,333	$(7,380)	$238,382

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2007	2006
	(Unaudited)
Operating Activities
Net income	$9,822	$7,152
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,158	2,282
Amortization/Accretion	802	1,281
Share-based compensation	222	205
Tax benefits from stock options exercised	(203)	(131)
Loss (gain) on sale of assets	226	(282)
Provision for loan losses	1,500	1,074
Deferred income tax benefit	(1,110)	(852)
Equity in loss of unconsolidated affiliates	170	148
Increase in cash value of life insurance	(1,215)	(106)
Originations of mortgage loans held for sale	(48,679)	(45,305)
Proceeds from sales of mortgage loans held for sale	45,543	43,721
Changes in assets and liabilities:
Accrued interest receivable	(1,111)	(1,429)
Other assets	(3,586)	(6,032)
Accrued interest payable and other liabilities	(245)	2,696

Net cash provided by operating activities	4,294	4,422

Investing Activities
Net (increase) decrease in federal funds sold	(1,179)	(4,047)
Net (increase) decrease in loans	(108,201)	(123,604)
Purchases of investment securities available for sale	(118,933)	(66,268)
Proceeds from maturities of investment securities available for sale	188,101	74,397
Proceeds from sales of investment securities available for sale	—	1,000
Proceeds from sale of loans	2,957	540
Proceeds from foreclosed assets held for sale	371	1,283
Purchases of premises and equipment, net	(9,656)	(3,048)
Purchase of bank owned life insurance	(3,498)	—
Investments in unconsolidated affiliates	(2,625)	(3,000)

Net cash used in investing activities	(52,663)	(122,747)

Financing Activities
Net increase (decrease) in deposits	35,819	92,099
Net increase (decrease) in securities sold under agreements to repurchase	8,567	18,108
Net increase (decrease) in federal funds purchased	(25,270)	(34,490)
Net increase (decrease) in FHLB and other borrowed funds	23,687	23,265
Repayment of line of credit	—	(14,000)
Proceeds from initial public offering, net	—	40,932
Proceeds from exercise of stock options	237	319
Tax benefits from stock options exercised	203	131
Dividends paid	(1,033)	(796)

Net cash provided by financing activities	42,210	125,568

Net change in cash and cash equivalents	(6,159)	7,243
Cash and cash equivalents — beginning of year	59,700	44,679

Cash and cash equivalents — end of period	$53,541	$51,922

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

Investments in Unconsolidated Affiliates
     The Company has a 20.4% and 20.1% investment in White River Bancshares, Inc. (WRBI) at June 30, 2007 and December 31, 2006, respectively. The Company’s investment in WRBI at June 30, 2007 and December 31, 2006 totaled $13.5 million and $11.1 million, respectively. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in the three and six months ended June 30, 2007 totaled $56,000 and $170,000, respectively. The Company’s share of WRBI operating loss included in non-interest income in the three and six months ended June 30, 2006 totaled $32,000 and $148,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at June 30, 2007 and December 31, 2006 amounted to $70,000 and $2,000, respectively. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI.
     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at June 30, 2007 and December 31, 2006, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of June 30, 2007 and 2006, and for the three-month and six-month periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Assets	509,366	311,262	509,366	311,262
Liabilities	443,152	253,579	443,152	253,579
Equity	66,214	57,683	66,214	57,683
Net income (loss)	(280)	(161)	(695)	(673)
Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net income available to all shareholders	$5,061	$3,636	$9,822	$7,152
Less: Preferred stock dividends	—	(155)	—	(310)

Income available to common shareholders	$5,061	$3,481	$9,822	$6,842

Average shares outstanding	17,235	12,224	17,227	12,174
Effect of common stock options	309	117	289	104
Effect of preferred stock options	—	29	—	29
Effect of preferred stock conversions	—	2,160	—	2,156

Diluted shares outstanding	17,544	14,530	17,516	14,463

Basic earnings per share	$0.29	$0.28	$0.57	$0.56
Diluted earnings per share	$0.29	$0.25	$0.56	$0.49
2. Acquisitions
     In January 2005, HBI purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, HBI made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain its 20% ownership. At June 30, 2007, White River Bancshares had approximately $465.0 million in total assets, $356.8 million in total loans and $336.2 million in total deposits.

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$156,926	$9	$(4,543)	$152,392
Mortgage-backed securities	203,512	29	(6,886)	196,655
State and political subdivisions	98,376	809	(1,348)	97,837
Other securities	12,036	—	(138)	11,898

Total	$470,850	$847	$(12,915)	$458,782

	December 31, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

     Assets, principally investment securities, having a carrying value of approximately $216.2 million and $287.2 million at June 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $127.4 million and $118.8 million at June 30, 2007 and December 31, 2006, respectively.
     During 2007, the Company did not sell any available for sale securities. During the three and six months ended June 30, 2006, $1.0 million in available for sale securities were sold. The gross realized gains on such sales totaled $1,000. The income tax expense/benefit related to net security gains and losses was 39.23% of the gross amounts for the periods.

     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, EITF 03-1, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines primarily resulted from recent increases in market interest rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other than temporary impairment is identified.
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$555,466	$465,306
Construction/land development	368,632	393,410
Agricultural	32,235	11,659
Residential real estate loans
Residential 1-4 family	240,003	229,588
Multifamily residential	37,559	37,440

Total real estate	1,233,895	1,137,403
Consumer	43,964	45,056
Commercial and industrial	205,760	206,559
Agricultural	24,969	13,520
Other	16,425	13,757

Total loans receivable before allowance for loan losses	1,525,013	1,416,295
Allowance for loan losses	28,112	26,111

Total loans receivable, net	$1,496,901	$1,390,184

     The following is a summary of activity within the allowance for loan losses:

	2007	2006
	(In thousands)
Balance, beginning of year	$26,111	$24,175
Additions
Provision charged to expense	1,500	1,074

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $669 and $771 for the first six months of 2007 and 2006, respectively	(501)	4

Balance, June 30	$28,112	25,245

Additions
Provision charged to expense		1,233

Net loans charged off
Losses charged to allowance, net of recoveries of $372 for the last six months of 2006		367

Balance, end of year		$26,111

     At June 30, 2007 and December 31, 2006, accruing loans delinquent 90 days or more totaled $105,000 and $641,000, respectively. Non-accruing loans at June 30, 2007 and December 31, 2006 were $19.0 million and $3.9 million, respectively.
     During the three-month period ended June 30, 2007, the Company sold $2.8 million of the guaranteed portion of certain SBA loans, which resulted in gains of $170,000. During the three-month period ended June 30, 2006, the Company did not sell any of the guaranteed portion of SBA loans. During the six-month periods ended June 30, 2007 and 2006, the Company sold $2.8 million and $506,000, respectively, of the guaranteed portion of certain SBA loans, which resulted in gains of $170,000 and $34,000, respectively.
     Mortgage loans held for resale of approximately $5.5 million and $2.4 million at June 30, 2007 and December 31, 2006, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At June 30, 2007 and December 31, 2006, impaired loans totaled $19.2 million and $11.2 million, respectively. As of June 30, 2007 and 2006, average impaired loans were $13.1 million and $5.4 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $1.8 million and $2.1 million at June 30, 2007 and December 31, 2006, respectively. Interest recognized on impaired loans during 2007 and 2006 was immaterial.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at June 30, 2007 and December 31, 2006, were as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	4,877	3,999

Net carrying amount	$8,580	$9,458

     Core deposit and other intangible amortization for the three months ended June 30, 2007 and 2006 was approximately $439,000. Core deposit intangible amortization for the six months ended June 30, 2007 and 2006 was approximately $878,000 and $864,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2007 through 2011 is: 2007 — $1.7 million; 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.6 million; and 2011 — $981,000.
     The carrying amount of the Company’s goodwill was $37.5 million at June 30, 2007 and December 31, 2006. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $425.4 million and $486.3 million at June 30, 2007 and December 31, 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.5 million and $4.7 million for the three months ended June 30, 2007 and 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $11.3 million and $8.6 million for the six months ended June 30, 2007 and 2006, respectively.

     Deposits totaling approximately $208.2 million and $203.0 million at June 30, 2007 and December 31, 2006, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $175.5 million and $151.8 million at June 30, 2007 and December 31, 2006, respectively. The outstanding balance for June 30, 2007 includes $40.0 million of short-term advances and $135.5 million of long-term advances. The outstanding balance for December 31, 2006 includes $5.0 million of short-term advances and $146.8 million of long-term advances. The long-term FHLB advances mature from 2007 to 2020 with interest rates ranging from 2.019% to 5.42% and are secured by residential real estate loans.
8: Subordinated Debentures
     Subordinated Debentures at June 30, 2007 and December 31, 2006 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,379	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,618	$44,663

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

9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Current:
Federal	$2,266	$1,690	$4,518	$3,366
State	317	336	607	668

Total current	2,583	2,026	5,125	4,034

Deferred:
Federal	(431)	(361)	(932)	(712)
State	(82)	(72)	(178)	(141)

Total deferred	(513)	(433)	(1,110)	(853)

Provision for income taxes	$2,070	$1,593	$4,015	$3,181

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.74)	(5.95)	(4.83)	(6.06)
Cash value of life insurance	(3.03)	(0.36)	(3.07)	(0.36)
State income taxes, net of federal benefit	2.15	1.97	2.02	1.96
Other	(0.35)	(0.20)	(0.10)	0.24

Effective income tax rate	29.03%	30.46%	29.02%	30.78%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$11,003	$10,219
Deferred compensation	290	244
Defined benefit pension plan	—	107
Stock options	238	155
Non-accrual interest income	473	489
Investment in unconsolidated subsidiary	552	485
Unrealized loss on securities	4,731	3,179
Other	155	170

Gross deferred tax assets	17,442	15,048

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,990	2,082
Core deposit intangibles	3,225	3,552
Market value of cash flow hedge	17	25
FHLB dividends	644	567
Other	543	461

Gross deferred tax liabilities	6,419	6,687

Net deferred tax assets	$11,023	$8,361

10: Common Stock and Stock Compensation Plans
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock. The conversion of the preferred stock increased the Company’s outstanding common stock by approximately 2.2 million shares.
     The holder’s of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholders did not receive fractional shares, instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to.
     The holders of shares of Class B Preferred Stock received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006.
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

     On March 13, 2006, the Company’s board of directors adopted the 2006 Stock Option and Performance Incentive Plan. The Plan was submitted to the shareholders for approval at the 2006 annual meeting of shareholders. The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan which was amended at the 2007 shareholder meeting provides for the granting of incentive nonqualified options to purchase up to 1.5 million shares of common stock in the Company.
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
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $715,000 as of June 30, 2007.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended June 30, 2007, are $113,000 and $69,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the six months ended June 30, 2007, are $222,000 and $135,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the three months ended June 30, 2007, would have been $0.30 and $0.29, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.29. Basic and diluted earnings per share for the six months ended June 30, 2007, would have been $0.58 and $0.57, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.57 and $0.56, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period. The intrinsic value of the stock options outstanding and vested at June 30, 2007 was $10.9 million and $7.1 million, respectively. The intrinsic value of the stock options exercised during the three-month and six-month periods ended June 30, 2007 was $254,000 and $517,000, respectively.

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
     The table below summarized the transactions under the Company’s stock option plans at June 30, 2007 and December 31, 2006 and changes during the six-month period and year then ended, respectively:

	For Six Months Ended		For the Year Ended
	June 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,032	$11.39	630	$10.07
Granted	35	23.24	410	14.22
Converted options of preferred stock A	—	—	9	8.66
Converted options of preferred stock B	—	—	71	6.36
Forfeited	(10)	12.15	(31)	12.90
Exercised	(33)	7.25	(57)	9.40

Outstanding, end of period	1,024	11.94	1,032	11.39

Exercisable, end of period	550	$9.56	560	$9.27

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2007 and year-ended December 31, 2006, was $5.46 and $3.39, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For Six Months Ended	For the Year Ended
	June 30, 2007	December 31, 2006
Expected dividend yield	0.43%	0.59%
Expected stock price volatility	9.91%	9.23%
Risk-free interest rate	4.69%	4.80%
Expected life of options	6.0 years	6.3 years
     The following is a summary of currently outstanding and exercisable options at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$ 6.14 to $6.68	48	4.9	$6.38	48	$6.38
$ 7.33 to $8.66	207	4.8	7.43	207	7.43
$ 9.33 to $10.31	107	6.2	10.17	101	10.18
$11.34 to $11.67	69	7.9	11.41	63	11.38
$12.67 to $12.67	184	9.5	12.67	128	12.67
$13.18 to $13.18	321	8.7	13.18	3	13.18
$21.17 to $22.04	67	9.3	21.36	—	—
$23.27 to $24.15	21	9.6	24.11	—	—

	1,024			550

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman's Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison's 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an estimated increase of $400,000 and $550,000 to non-interest expense for 2007 and 2008, respectively. During the second quarter of 2007, $128,000 of this expense was accrued, using an 8 percent discount factor.

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and employee benefits	$7,757	$7,399	$15,197	$14,747
Occupancy and equipment	2,342	2,123	4,552	4,128
Data processing expense	670	670	1,314	1,237
Other operating expenses:
Advertising	580	612	1,209	1,170
Amortization of intangibles	439	439	878	864
Electronic banking expense	655	160	1,185	278
Directors’ fees	218	202	392	406
Due from bank service charges	51	84	107	154
FDIC and state assessment	231	127	491	252
Insurance	228	233	472	456
Legal and accounting	303	274	622	556
Other professional fees	214	149	384	283
Operating supplies	227	253	453	482
Postage	171	166	335	329
Telephone	233	284	461	504
Other expense	1,198	968	2,206	1,916

Total other operating expenses	4,748	3,951	9,195	7,650

Total non-interest expense	$15,517	$14,143	$30,258	$27,762

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
     At June 30, 2007 and December 31, 2006, commitments to extend credit of $304.5 million and $227.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2007 and December 31, 2006, is $17.0 million and $16.1 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of historical special dividends paid and leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at June 30, 2007.

     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2007, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.33%, 13.36%, and 14.61%, respectively, as of June 30, 2007.
16: Additional Cash Flow Information
     The Company paid interest and taxes during the three and six months ended as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Interest paid	$18,205	$13,923	$36,944	$26,826
Income taxes paid	2,800	3,420	3,150	3,420
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

     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of March 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2007 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
August 7, 2007

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
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of June 30, 2007, we had, on a consolidated basis, total assets of $2.24 billion, loans receivable of $1.53 billion, total deposits of $1.64 billion, and shareholders’ equity of $238.4 million.
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
Key Financial Measures

	As of and for the Three Months		As of and for the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Total assets	$2,239,921	$2,043,487	$2,239,921	$2,043 487
Loans receivable	1,525,013	1,328,351	1,525,013	1,328,351
Total deposits	1,643,013	1,519,207	1,643,013	1,519,207
Net income	5,061	3,636	9,822	7,152
Basic earnings per share	0.29	0.28	0.57	0.56
Diluted earnings per share	0.29	0.25	0.56	0.49
Diluted cash earnings per share (1)	0.30	0.27	0.59	0.53
Annualized net interest margin — FTE	3.51%	3.52%	3.47%	3.53%
Efficiency ratio	62.95	66.74	62.74	66.70
Annualized return on average assets	0.92	0.73	0.90	0.74
Annualized return on average equity	8.52	8.56	8.41	8.53

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
Overview
     Our net income increased 39.2% to $5.1 million for the three-month period ended June 30, 2007, from $3.6 million for the same period in 2006. For the six months ended June 30, 2007, net income increased 37.3% to $9.8 million compared to $7.2 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 16.0% to $0.29 for the three-month period ended June 30, 2007, as compared to $0.25 for the same period in 2006. Diluted earnings per share increased 14.3% to $0.56 per share for the six months ended June 30, 2007 compared to $0.49 for the same period in 2006. The increase in earnings per share for the three and six months ended June 30, 2007 is primarily associated with organic growth of our bank subsidiaries.

     Our annualized return on average assets was 0.92% and 0.90% for the three and six months ended June 30, 2007, compared to 0.73% and 0.74% for the same periods in 2006, respectively. The increase was primarily due to the $1.4 million and $2.7 million increases in net income for the three and six months ended June 30, 2007, compared to the same periods in 2006.
     Our annualized return on average equity was 8.52% and 8.41% for the three and six months ended June 30, 2007, compared to 8.56% and 8.53% for the same periods in 2006, respectively. While net income for the three and six months ended June 30, 2007 increased considerably, return on average equity decreased slightly as a result of the increase in average stockholders’ equity from the net proceeds of our initial public offering and retained earnings.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.51% and 3.47% for the three and six months ended June 30, 2007, compared to 3.52% and 3.53% for the same periods in 2006, respectively. Competitive pressures and a slightly inverted yield curve put pressure on our net interest margin causing the decline from June 30, 2006 to June 30, 2007. The current competitive pressures have eased somewhat during 2007 allowing for an improvement of our net interest margin on a linked quarter basis by achieving strong loan growth that was funded by both the run off in the investment portfolio and more reasonably priced interest-bearing liabilities.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.95% and 62.74% for three and six months ended June 30, 2007, compared to 66.74% and 66.70% for the same periods in 2006, respectively. The improvement in our efficiency ratio is primarily due to an increase in net interest income from the net proceeds of our initial public offering and continued improvement of our operation.
     Our total assets increased $49.3 million, an annualized growth of 4.5%, to $2.24 billion as of June 30, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $108.7 million, an annualized growth of 15.5%, to $1.53 billion as of June 30, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $7.0 million, an annualized growth of 6.1%, to $238.4 million as of June 30, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the retained earnings for the six months.
     As of June 30, 2007, our non-performing loans increased to $19.1 million, or 1.25%, of total loans from $4.5 million, or 0.32%, of total loans as of December 31, 2006. The allowance for loan losses as a percent of non-performing loans decreased to 147.4% as of June 30, 2007, compared to 574.4% from December 31, 2006. The primary result of this increase was associated with an $11.3 million loan that was downgraded to non-accrual status during the second quarter of 2007. However, during the third quarter of 2007 the borrower on this loan paid off the loan principal and interest due. If this loan had not been on non-accrual status as of June 30, 2007, the non-performing loans to total loans and the allowance for loan losses as a percent of non-performing loans would have been 0.51% and 359.6%, respectively.
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
Acquisitions and Equity Investments
     In January 2005, HBI purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, HBI made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain its 20% ownership. At June 30, 2007, White River Bancshares had approximately $465.0 million in total assets, $356.8 million in total loans and $336.2 million in total deposits.
     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. The Company’s acquisition focus will be to expand in its primary market areas of Arkansas and Florida. However, management was familiar with the Texas market with a prior institution and, if opportunities arise, would look to expand through a banking acquisition in the Texas market. We are continually evaluating potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2007, we opened branch locations in the Florida communities of Key West and Key Largo plus Quitman, Arkansas. Also during 2007, we consolidated two of our Cabot branch locations into one new financial center. Presently, we have three pending de novo branch locations in the Arkansas communities of Searcy (2) and Bryant.
Results of Operations
     Our net income increased 39.2% to $5.1 million for the three-month period ended June 30, 2007, from $3.6 million for the same period in 2006. For the six months ended June 30, 2007, net income increased 37.3% to $9.8 million compared to $7.2 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 16.0% to $0.29 for the three-month period ended June 30, 2007, as compared to $0.25 for the same period in 2006. Diluted earnings per share increased 14.3% to $0.56 per share for the six months ended June 30, 2007 compared to $0.49 for the same period in 2006. The increase in earnings per share is primarily associated with organic growth of our bank subsidiaries.
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
     Net interest income on a fully taxable equivalent basis increased $1.4 million, or 9.0%, to $17.4 million for the three-month period ended June 30, 2007, from $16.0 million for the same period in 2006. This increase in net interest income was the result of a $5.3 million increase in interest income offset by $3.9 million increase in interest expense. The $5.3 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $3.8 million, and our earning assets repricing in the higher interest rate environment resulted in a $1.5 million increase in interest income for the three-month period ended June 30, 2007. The $3.9 million increase in interest expense for the three-month period ended June 30, 2007, is primarily the result of organic growth of our bank subsidiaries and of our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $1.4 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $2.5 million increase in interest expense for the three-month period ended June 30, 2007.
     Net interest income on a fully taxable equivalent basis increased $2.7 million, or 8.7%, to $34.0 million for the six-month period ended June 30, 2007, from $31.3 million for the same period in 2006. This increase in net interest income was the result of a $11.8 million increase in interest income offset by $9.1 million increase in interest expense. The $11.8 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $8.0 million, and our earning assets repricing in the higher interest rate environment resulted in a $3.8 million increase in interest income for the six-month period ended June 30, 2007. The $9.1 million increase in interest expense for the six-month period ended June 30, 2007, is primarily the result of organic growth of our bank subsidiaries and of our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $3.0 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $6.1 million increase in interest expense for the six-month period ended June 30, 2007.

     Net interest margin, on a fully taxable equivalent basis, was 3.51% and 3.47% for the three and six months ended June 30, 2007 compared to 3.52% and 3.53% for the same periods in 2006, respectively. During 2006, competitive pressures and a slightly inverted yield curve put pressure on the Company’s net interest margin. The current competitive pressures have eased somewhat during 2007, allowing the Company to improve net interest margin on a linked quarter basis by achieving strong long growth that was funded by both the run off in the investment portfolio and more reasonably priced interest-bearing liabilities.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2007 and 2006, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2007, compared to the same periods in 2006.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Interest income	$35,144	$29,886	$69,328	$57,620
Fully taxable equivalent adjustment	623	572	1,233	1,155

Interest income — fully taxable equivalent	35,767	30,458	70,561	58,775
Interest expense	18,399	14,523	36,521	27,451

Net interest income — fully taxable equivalent	$17,368	$15,935	$34,040	$31,324

Yield on earning assets — fully taxable equivalent	7.23%	6.72%	7.18%	6.61%
Cost of interest-bearing liabilities	4.24	3.67	4.23	3.53
Net interest spread — fully taxable equivalent	2.99	3.05	2.95	3.08
Net interest margin — fully taxable equivalent	3.51	3.52	3.47	3.53

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007 vs. 2006	2007 vs. 2006
	(In thousands)
Increase in interest income due to change in earning assets	$3,781	$7,953
Increase in interest income due to change in earning asset yields	1,528	3,833
Increase in interest expense due to change in interest-bearing liabilities	1,348	3,002
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	2,528	6,068

Increase in net interest income	$1,433	$2,716

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2007 and 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$2,319	$30	5.19%	$2,125	$24	4.53%
Federal funds sold	3,058	40	5.25	14,823	183	4.95
Investment securities — taxable	375,609	4,273	4.56	430,923	4,711	4.38
Investment securities — non- taxable	96,943	1,586	6.56	91,979	1,496	6.52
Loans receivable	1,506,237	29,838	7.95	1,277,789	24,044	7.55

Total interest-earning assets	1,984,166	35,767	7.23	1,817,639	30,458	6.72

Non-earning assets	228,174			174,109

Total assets	$2,212,340			$1,991,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$615,459	$4,648	3.03%	$535,077	$3,226	2.42%
Time deposits	780,836	9,443	4.85	758,249	7,918	4.19

Total interest-bearing deposits	1,396,295	14,091	4.05	1,293,326	11,144	3.46
Federal funds purchased	18,379	247	5.39	11,992	154	5.15
Securities sold under agreement to repurchase	119,610	1,281	4.30	105,040	994	3.80
FHLB and other borrowed funds	162,880	2,033	5.01	134,088	1,486	4.45
Subordinated debentures	44,631	747	6.71	44,722	745	6.68

Total interest-bearing liabilities	1,741,795	18,399	4.24	1,589,168	14,523	3.67

Non-interest bearing liabilities
Non-interest-bearing deposits	220,411			221,723
Other liabilities	11,977			10,443

Total liabilities	1,974,183			1,821,334
Shareholders’ equity	238,157			170,414

Total liabilities and shareholders’ equity	$2,212,340			$1,991,748

Net interest spread			2.99%			3.05%
Net interest income and margin		$17,368	3.51		$15,935	3.52

	Six Months Ended June 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$3,052	$79	5.22%	$2,911	$65	4.50%
Federal funds sold	10,502	275	5.28	14,651	342	4.71
Investment securities — taxable	391,401	8,859	4.56	430,514	9,436	4.42
Investment securities — non- taxable	97,364	3,167	6.56	92,303	3,006	6.57
Loans receivable	1,478,666	58,181	7.93	1,251,476	45,926	7.40

Total interest-earning assets	1,980,985	70,561	7.18	1,791,855	58,775	6.61

Non-earning assets	224,073			171,776

Total assets	$2,205,058			$1,963,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$603,845	$8,982	3.00%	$527,723	$5,965	2.28%
Time deposits	800,778	19,242	4.85	737,137	14,708	4.02

Total interest-bearing deposits	1,404,623	28,224	4.05	1,264,860	20,673	3.30
Federal funds purchased	16,896	452	5.39	19,191	458	4.81
Securities sold under agreement to repurchase	117,693	2,505	4.29	102,208	1,864	3.68
FHLB and other borrowed funds	155,927	3,844	4.97	135,932	2,962	4.39
Subordinated debentures	44,642	1,496	6.76	44,734	1,494	6.73

Total interest-bearing liabilities	1,739,781	36,521	4.23	1,566,925	27,451	3.53

Non-interest bearing liabilities
Non-interest-bearing deposits	217,453			217,453
Other liabilities	12,345			10,255

Total liabilities	1,969,579			1,794,633
Shareholders’ equity	235,479			168,998

Total liabilities and shareholders’ equity	$2,205,058			$1,963,631

Net interest spread			2.95%			3.08%
Net interest income and margin		$34,040	3.47		$31,324	3.53

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 over 2006			2007 over 2006
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	3	3	6	3	11	14
Federal funds sold	(153)	10	(143)	(105)	38	(67)
Investment securities — taxable	(623)	185	(438)	(878)	301	(577)
Investment securities — non-taxable	81	9	90	165	(4)	161
Loans receivable	4,473	1,321	5,794	8,768	3,487	12,255

Total interest income	3,781	1,528	5,309	7,953	3,833	11,786

Interest expense:
Interest-bearing transaction and savings deposits	531	891	1,422	945	2,072	3,017
Time deposits	242	1,283	1,525	1,347	3,187	4,534
Federal funds purchased	86	7	93	(57)	51	(6)
Securities sold under agreement to repurchase	147	140	287	304	337	641
FHLB and other borrowed funds	344	203	547	466	416	882
Subordinated debentures	(2)	4	2	(3)	5	2

Total interest expense	1,348	2,528	3,876	3,002	6,068	9,070

Increase (decrease) in net interest income	$2,433	$(1,000)	$1,433	$4,951	$(2,235)	$2,716

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
     Our provision for loan losses increased $90,000, or 15.3%, to $680,000 for the three-month period ended June 30, 2007, from $590,000 for the same period in 2006. Our provision for loan losses increased $426,000, or 39.7%, to $1.5 million for the six-month period ended June 30, 2007, from $1.1 million for the same period in 2006. The increase in the provision is primarily associated with growth in the loan portfolio.
     Non-Interest Income. Total non-interest income was $6.6 million for the three-month period ended June 30, 2007 compared to $4.6 million for the same period in 2006. Total non-interest income was $12.8 million for the six-month period ended June 30, 2007 compared to $9.0 million for the same period in 2006. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in loss of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2007 and 2006, respectively, as well as changes for the three-month and six-month periods ended June 30, 2007 compared to the same periods in 2006.
Table 5: Non-Interest Income

	Three Months Ended		2007		Six Months Ended		2007
	June 30,		Change from		June 30,		Change from
	2007	2006	2006		2007	2006	2006
	(Dollars in thousands)
Service charges on deposit accounts	$2,669	$2,263	$406	17.9%	$5,257	$4,315	$942	21.8%
Other service charges and fees	1,334	584	750	128.4	2,834	1,195	1,639	137.2
Trust fees	30	169	(139)	(82.2)	54	321	(267)	(83.2)
Data processing fees	209	215	(6)	(2.8)	427	408	19	4.7
Mortgage banking income	478	439	39	8.9	826	850	(24)	(2.8)
Insurance commissions	171	205	(34)	(16.6)	460	489	(29)	(5.9)
Income from title services	238	282	(44)	(15.6)	394	519	(125)	(24.1)
Increase in cash value of life insurance	617	55	562	1,021.8	1,215	106	1,109	1,046.2
Dividends from FHLB, FRB & bankers’ bank	207	154	53	34.4	434	260	174	66.9
Equity in loss of unconsolidated affiliates	(56)	(32)	(24)	75.0	(170)	(148)	(22)	14.9
Gain on sale of SBA loans	170	—	170	100.0	170	34	136	400.0
Gain on sale of premises and equipment, net	167	26	141	542.3	181	28	153	546.4
Gain on sale of securities, net	—	1	(1)	(100.0)	—	1	(1)	(100.0)
Other income	349	238	111	46.6	706	622	84	13.5

Total non-interest income	$6,583	$4,599	$1,984	43.1%	$12,788	$9,000	$3,788	42.1%

     Non-interest income increased $2.0 million, or 43.1%, to $6.6 million for the three-month period ended June 30, 2007 from $4.6 million for the same period in 2006. Non-interest income increased $3.8 million, or 42.1%, to $12.8 million for the six-month period ended June 30, 2007 from $9.0 million for the same period in 2006. The primary factors that resulted in the increase include:
•	The aggregate increase in service charges on deposit accounts was primarily a result of organic growth of our bank subsidiaries.

•	The aggregate increase in other service charges and fees for the three months ended June 30, 2007 was primarily a result of increased retention of interchange fees and organic growth. More specifically, during the fourth quarter of 2006, we were able to negotiate with a new vendor the processing of interchange fees associated with our electronic banking transactions. This improved position is allowing us to retain more of the interchange fees by leveraging our in-house technology. The increase for the six-month period also includes an infrequent referral fee received in the first quarter of 2007. During January 2007, we received a $125,000 referral fee from another institution for a large loan that we elected not to originate because it was outside our normal lending activities. We do not believe referral fees of this nature will be recurring.

•	In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of the trust efforts. The aggregate decrease in trust fees for the three-month and six-month periods ended June 30, 2007 was primarily the result of the vendor retaining a significant portion of our trust fees. The out-sourcing of the trust management resulted in $192,000 and $408,000 reductions of non-interest expense for the three-month and six-month periods ended June 30, 2007, respectively, when compared to the same periods of the previous year. This non-interest expense reduction includes $159,000 and $327,000 related to salaries and employee benefits for the three and six months ended June 30, 2007, respectively.

•	Our community banks purchased $35 million and $3.5 million of additional bank owned life insurance on December 14, 2006 and April 23, 2007, respectively. The aggregate increase in cash surrender value is primarily related to these new policies.

•	The aggregate increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase their borrowing capacity with FHLB.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating loss. White River Bancshares has been operating at a loss as a result of their status as a start up company. White River’s acquisition of Brinkley Bancshares, Inc. is projected to improve their earnings and should allow them to be in a profitable position going forward.

•	The aggregate increase in gain on sale of premises and equipment is primarily associated with the final settlement of insurance proceeds associated with the damage incurred by the storm surge during hurricane Wilma, which struck the Florida Keys during the fourth quarter of 2005.
     During the third quarter of 2007, White River Bancshares will move their data processing services in-house. This will result in an annual reduction of our data processing fees of approximately $300,000.

     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, operating supplies and telephone.
     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2007 and 2006, as well as changes for the three-month and six-month periods ended June 30, 2007 compared to the same period in 2006.
Table 6: Non-Interest Expense

	Three Months Ended		2007		Six Months Ended		2007
	June 30,		Change from		June 30,		Change from
	2007	2006	2006		2007	2006	2006
				(Dollars in thousands)
Salaries and employee benefits	$7,757	$7,399	$358	4.8%	$15,197	$14,747	$450	3.1%
Occupancy and equipment	2,342	2,123	219	10.3	4,552	4,128	424	10.3
Data processing expense	670	670	—	—	1,314	1,237	77	6.2
Other operating expenses:
Advertising	580	612	(32)	(5.2)	1,209	1,170	39	3.3
Amortization of intangibles	439	439	—	—	878	864	14	1.6
Electronic banking expense	655	160	495	309.4	1,185	278	907	326.3
Directors’ fees	218	202	16	7.9	392	406	(14)	(3.4)
Due from bank service charges	51	84	(33)	(39.3)	107	154	(47)	(30.5)
FDIC and state assessment	231	127	104	81.9	491	252	239	94.8
Insurance	228	233	(5)	(2.1)	472	456	16	3.5
Legal and accounting	303	274	29	10.6	622	556	66	11.9
Other professional fees	214	149	65	43.6	384	283	101	35.7
Operating supplies	227	253	(26)	(10.3)	453	482	(29)	(6.0)
Postage	171	166	5	3.0	335	329	6	1.8
Telephone	233	284	(51)	(18.0)	461	504	(43)	(8.5)
Other expense	1,198	968	230	23.8	2,206	1,916	290	15.1

Total non-interest expense	$15,517	$14,143	$1,374	9.7%	$30,258	$27,762	$2,496	9.0%

     Non-interest expense increased $1.4 million, or 9.7%, to $15.5 million for the three-month period ended June 30, 2007, from $14.1 million for the same period in 2006. Non-interest expense increased $2.5 million, or 9.0%, to $30.3 million for the six-month period ended June 30, 2007, from $27.8 million for the same period in 2006. The most significant component of the increase was the $495,000 and $907,000 increase in electronic banking expense for the three and six months ended June 30, 2007. The electronic banking increase was primarily the result of additional costs associated with our ability to retain more of the interchange fee income. The remaining increases are primarily the result of the continued expansion of the Company combined with the normal increased cost of doing business. During 2007 and 2006, we have opened five de novo branch locations in Florida and three in Arkansas.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an estimated increase of $400,000 and $550,000 to non-interest expense for 2007 and 2008, respectively. During the second quarter of 2007, $128,000 of this expense was accrued. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.

     Income Taxes. The provision for income taxes increased $477,000, or 29.9%, to $2.1 million for the three-month period ended June 30, 2007, from $1.6 million as of June 30, 2006. The provision for income taxes increased $834,000, or 26.2%, to $4.0 million for the six-month period ended June 30, 2007, from $3.2 million as of June 30, 2006. The effective income tax rate was 29.03% and 29.02%for the three-month and six-month periods ended June 30, 2007, compared to 30.46% and 30.78% for the same periods in 2006, respectively. The declining effective income tax rate is primarily associated with our purchase of $3.5 million and $35 million in additional bank owned life insurance in the second quarter of 2007 and fourth quarter of 2006, respectively, which resulted in additional tax-free non-interest income.
Financial Conditions as of and for the Quarter Ended June 30, 2007 and 2006
     Our total assets increased $49.3 million, an annualized growth of 4.5%, to $2.24 billion as of June 30, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $108.7 million, an annualized growth of 15.5%, to $1.53 billion as of June 30, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $7.0 million, an annualized growth of 6.1%, to $238.4 million as of June 30, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of retained earnings for the six months.
Loan Portfolio
     Our loan portfolio averaged $1.51 billion and $1.48 billion during the three-month and six-month periods ended June 30, 2007. Total loans were $1.53 billion as of June 30, 2007, compared to $1.42 billion as of December 31, 2006. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$555,466	$465,306
Construction/land development	368,632	393,410
Agricultural	32,235	11,659
Residential real estate loans:
Residential 1-4 family	240,003	229,588
Multifamily residential	37,559	37,440

Total real estate	1,233,895	1,137,403
Consumer	43,964	45,056
Commercial and industrial	205,760	206,559
Agricultural	24,969	13,520
Other	16,425	13,757

Total loans receivable before allowance for loan losses	1,525,013	1,416,295
Allowance for loan losses	28,112	26,111

Total loans receivable, net	$1,496,901	$1,390,184

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
     As of June 30, 2007, commercial real estate loans totaled $956.3 million, or 62.7% of our loan portfolio, compared to $870.3 million, or 61.5% of our loan portfolio, as of December 31, 2006. This increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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
     As of June 30, 2007, we had $277.6 million, or 18.2% of our loan portfolio, in residential real estate loans, which is comparable to the $267.0 million, or 18.9% of our loan portfolio, as of December 31, 2006.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of June 30, 2007, our installment consumer loan portfolio totaled $44.0 million, or 2.9% of our total loan portfolio, which is comparable to the $45.1 million, or 3.2% of our loan portfolio as of December 31, 2006.
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
     As of June 30, 2007, commercial and industrial loans outstanding totaled $205.8 million, or 13.5% of our loan portfolio, which is comparable to $206.6 million, or 14.6% of our loan portfolio, as of December 31, 2006.

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
     Table 8 sets forth information with respect to our non-performing assets as of June 30, 2007 and December 31, 2006. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$18,964	$3,905
Loans past due 90 days or more (principal or interest payments)	105	641

Total non-performing loans	19,069	4,546

Other non-performing assets
Foreclosed assets held for sale	182	435
Other non-performing assets	1	13

Total other non-performing assets	183	448

Total non-performing assets	$19,252	$4,994

Allowance for loan losses to non-performing loans	147.42%	574.37%
Non-performing loans to total loans	1.25	0.32
Non-performing assets to total assets	0.86	0.23
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

     Total non-performing loans were $19.1 million as of June 30, 2007, compared to $4.5 million as of December 31, 2006 for an increase of $14.6 million. This increase is primarily associated with an $11.3 million acquisition and development loan participation with our unconsolidated affiliate White River Bancshares, Inc. in northwest Arkansas that was downgraded to non-accrual status during the second quarter of 2007. Even though this credit was not past due for the quarterly interest payment, we were aware the borrower was experiencing cash flow problems. Since, it was doubtful that the borrower could perform beyond maturity of the note; we felt it prudent to put the loan on non-accrual status during the second quarter resulting in a $160,000 reduction in interest income during the quarter. Subsequently, during the third quarter this borrower sold the collateral to an independent third party and paid off the loan principal and interest due. We have an existing banking relationship with this third party and have financed the purchase price of the transaction. The new loan is still well collateralized and the new borrower on the property has a strong financial standing with a stable cash flow.
     If the $11.3 million loan not been on non-accrual status as of June 30, 2007, the non-performing loans to total loans and the allowance for loan losses as a percent of non-performing loans would have been 0.51% and 359.6%, respectively. While these adjusted ratios reflect a slight decrease in asset quality, we still consider our asset quality to be sound and are comfortable that our reserve levels are adequate to absorb any losses in the loan portfolio.
     As a result of the building boom in northwest Arkansas, this market is experiencing over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Streetsmart Report” published in the first quarter of 2007 by Streetsmart Data Services, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for approximately 50 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary. At June 30, 2007, we had approximately $16.8 million in loan participations with our unconsolidated affiliate White River Bancshares, Inc. in northwest Arkansas. Although, $11.3 million of these participations were paid off in the third quarter of 2007, we still have approximately the same exposure in the northwest Arkansas market as a result of the previously mentioned new loan with one of our existing customers.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $287,000 and $137,000 for the three-month periods ended June 30, 2007 and 2006, respectively, and $390,000 and $269,000 for the six months ended June 30, 2007 and 2006, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month and six-month periods ended June 30, 2007 and 2006 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. At June 30, 2007 and December 31, 2006, impaired loans totaled $19.2 million and $11.2 million, respectively. As of June 30, 2007, average impaired loans were $13.1 million compared to $5.4 million as of June 30, 2006. The increases are primarily associated with the $11.3 million loan that was downgraded to non-accrual status during the second quarter of 2007 and subsequently paid off during the third quarter of 2007.

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
     General Allocations. We establish general allocations for each major loan category. This section also includes allocations to loans, which are collectively evaluated for loss such as residential real estate, commercial real estate, consumer loans and commercial and industrial loans. The allocations in this section are based on a historical review of loan loss experience and past due accounts. We give consideration to trends, changes in loan mix, delinquencies, prior losses, and other related information.
     Miscellaneous Allocations. Allowance allocations other than specific, classified, and general are included in our miscellaneous section.
     Charge-offs and Recoveries. Total charge-offs decreased $221,000, or 76.5%, to $68,000 for the three months ended June 30, 2007, compared to the same period in 2006. Total charge-offs decreased $607,000, or 78.3%, to $168,000 for the six months ended June 30, 2007, compared to the same period in 2006. Total recoveries increased $57,000, or 11.2%, to $566,000 for the three months ended June 30, 2007, compared to the same period in 2006. Total recoveries decreased $102,000, or 13.2%, to $669,000 for the six months ended June 30, 2007, compared to the same period in 2006. The changes in charge-offs and recoveries are a reflection of our conservative stance on asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and six-month periods ended June 30, 2007 and 2006.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Balance, beginning of period	$26,934	$24,435	$26,111	$24,175
Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	—	152	—	258
Construction/land development	8	—	8	2
Agricultural	—	—	—	8
Residential real estate loans:
Residential 1-4 family	—	53	10	107
Multifamily residential	—	—	—	—

Total real estate	8	205	18	375
Consumer	50	45	109	115
Commercial and industrial	10	15	41	252
Agricultural	—	—	—	—
Other	—	24	—	33

Total loans charged off	68	289	168	775

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	402	30	418	38
Construction/land development	—	98	1	98
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	73	154	97	251
Multifamily residential	7	60	7	60

Total real estate	482	342	523	447
Consumer	40	21	76	31
Commercial and industrial	23	42	42	63
Agricultural	—	—	—	—
Other	21	104	28	230

Total recoveries	566	509	669	771

Net (recoveries) loans charged off	(498)	(220)	(501)	4
Provision for loan losses	680	590	1,500	1,074

Balance, June 30	$28,112	$25,245	$28,112	$25,245

Net (recoveries) charge-offs to average loans	(0.13)%	(0.07)%	(0.07)%	—%
Allowance for loan losses to period-end loans	1.84	1.90	1.84	1.90
Allowance for loan losses to net (recoveries) charge-offs	(1,407)	(2,861)	(2,783)	312,969

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
     The changes for the period ended June 30, 2007 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2006. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 10 presents the allocation of allowance for loan losses as of June 30, 2007 and December 31, 2006.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	June 30, 2007		December 31, 2006
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$10,819	36.4%	$9,130	32.8%
Construction/land development	7,410	24.2	7,494	27.8
Agricultural	883	2.1	505	0.8
Residential real estate loans:
Residential 1-4 family	3,109	15.7	3,091	16.2
Multifamily residential	572	2.5	909	2.6

Total real estate	22,793	80.9	21,129	80.2
Consumer	834	2.9	861	3.2
Commercial and industrial	3,099	13.5	3,237	14.6
Agricultural	592	1.6	456	1.0
Other	11	1.1	11	1.0
Unallocated	783	—	417	—

Total	$28,112	100.0%	$26,111	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2007, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $458.8 million as of June 30, 2007, compared to $531.9 million as of December 31, 2006. The estimated duration of our securities portfolio was 3.3 years as of June 30, 2007.
     As of June 30, 2007, $196.7 million, or 42.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $219.8 million, or 41.3%, of our available-for-sale securities as of December 31, 2006. To reduce our income tax burden, $97.8 million, or 21.3%, of our available-for-sale securities portfolio as of June 30, 2007, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.4 million, or 19.4%, of our available-for-sale securities as of December 31, 2006. Also, we had approximately $152.4 million, or 33.2%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2007, compared to $196.2 million, or 36.9%, of our available-for-sale securities as of December 31, 2006.
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
     Table 11 presents the carrying value and fair value of investment securities as of June 30, 2007 and December 31, 2006.
Table 11: Investment Securities

	As of June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$156,926	$9	$(4,543)	$152,392
Mortgage-backed securities	203,512	29	(6,886)	196,655
State and political subdivisions	98,376	809	(1,348)	97,837
Other securities	12,036	—	(138)	11,898

Total	$470,850	$847	$(12,915)	$458,782

	As of December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

Deposits
     Our deposits averaged $1.62 billion for the three-month and six-month periods ended June 30, 2007. Total deposits increased $35.8 million, or an annualized growth of 4.5%, to $1.64 billion as of June 30, 2007, from $1.61 billion as of December 31, 2006. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of June 30, 2007 and December 31, 2006 brokered deposits were $64.0 million and $50.2 million, respectively.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2006 to 2007 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during the subsequent years.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2007 and 2006.
Table 12: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2007		2006
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$220,411	—%	$221,723	—%
Interest-bearing transaction accounts	556,821	3.20	457,962	2.56
Savings deposits	58,638	1.41	77,115	1.58
Time deposits:
$100,000 or more	444,367	4.93	434,037	4.34
Other time deposits	336,469	4.75	324,212	3.99

Total	$1,616,706	3.50%	$1,515,049	2.95%

	Six Months Ended June 30,
	2007		2006
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$217,453	—%	$217,453	—%
Interest-bearing transaction accounts	545,777	3.17	446,802	2.40
Savings deposits	58,068	1.41	80,921	1.63
Time deposits:
$100,000 or more	458,216	4.97	394,992	4.37
Other time deposits	342,562	4.68	342,145	3.63

Total	$1,622,076	3.51%	$1,482,313	2.81%

FHLB Borrowings
     Our FHLB borrowings were $175.5 million as of June 30, 2007. The outstanding balance for June 30, 2007 consists of $40.0 million of short-term FHLB advances and $135.5 million of FHLB long-term advances. Our FHLB borrowings were $151.8 million as of December 31, 2006. The outstanding balance for December 31, 2006, includes $5.0 million of short-term advances and $146.8 million of long-term advances. Our remaining FHLB borrowing capacity was $320.4 million and $323.6 million as of June 30, 2007 and December 31, 2006, respectively.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.6 million and $44.7 million as of June 30, 2007 and December 31, 2006, respectively.
     Table 13 reflects subordinated debentures as of June 30, 2007 and December 31, 2006, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	June 30,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,379	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,618	$44,663

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

Shareholders’ Equity
     Stockholders’ equity was $238.4 million at June 30, 2007 compared to $231.4 million at December 31, 2006, an annualized increase of 6.1%. As of June 30, 2007 and December 31, 2006 our equity to asset ratio was 10.6%. Book value per common share was $13.83 at June 30, 2007 compared to $13.45 at December 31, 2006, a 5.7% annualized increase. The increases in stockholders’ equity and book value per share were primarily the result of retained earnings during the prior six months.
     Initial Public Offering. We priced our initial public offering of 2.5 million shares of common stock at $18.00 per share. We received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses. The underwriters of the Company’s initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective July 26, 2006. We received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions. We have used $12.0 million of the initial public offering proceeds to provide capital contributions to our bank subsidiaries and $2.6 million as an additional investment in White River Bancshares to maintain our 20% ownership.
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
     Cash Dividends. We declared cash dividends on our common stock of $0.035 and $0.02 per share for the three-month periods ended June 30, 2007 and 2006, respectively, and $0.06 and $0.04 per share for the six-month periods ended June 30, 2007 and 2006, respectively. We declared cash dividends on our Class A preferred stock and Class B preferred stock of $0.0625 and $0.1425 per share, respectively, for the three-month period ended June 30, 2006 and $0.125 and $0.285 per share, respectively, for the six-month period ended June 30, 2006.
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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2007 and December 31, 2006, we met all regulatory capital adequacy requirements to which we were subject.
     Table 14 presents our risk-based capital ratios as of June 30, 2007 and December 31, 2006.
Table 14: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$238,382	$231,419
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(42,882)	(43,433)
Unrealized loss on available-for-sale securities	7,380	4,892

Total Tier 1 capital	245,880	235,878

Tier 2 capital
Qualifying allowance for loan losses	23,077	20,308

Total Tier 2 capital	23,077	20,308

Total risk-based capital	$268,957	$256,186

Average total assets for leverage ratio	$2,169,458	$2,089,130

Risk weighted assets	$1,841,092	$1,618,849

Ratios at end of period
Leverage ratio	11.33%	11.29%
Tier 1 risk-based capital	13.36	14.57
Total risk-based capital	14.61	15.83
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 15 presents actual capital amounts and ratios as of June 30, 2007 and December 31, 2006, for our bank subsidiaries and us.
Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2007
Leverage ratios:
Home BancShares	$245,880	11.33%	$86,807	4.00%	$	N/A	N/A	%
First State Bank	49,504	8.60	23,025	4.00		28,781	5.00
Community Bank	31,539	8.97	14,064	4.00		17,580	5.00
Twin City Bank	54,292	8.04	27,011	4.00		33,764	5.00
Marine Bank	33,356	9.24	14,440	4.00		18,050	5.00
Bank of Mountain View	15,728	7.81	8,055	4.00		10,069	5.00
Tier 1 capital ratios:
Home BancShares	245,880	13.36%	$73,617	4.00%	$	N/A	N/A	%
First State Bank	49,504	9.59	20,648	4.00		30,972	6.00
Community Bank	31,539	10.97	11,500	4.00		17,250	6.00
Twin City Bank	54,292	9.43	23,029	4.00		34,544	6.00
Marine Bank	33,356	10.43	12,792	4.00		19,188	6.00
Bank of Mountain View	15,728	13.01	4,836	4.00		7,253	6.00
Total risk-based capital ratios:
Home BancShares	$268,957	14.61%	$147,273	8.00%	$	N/A	N/A	%
First State Bank	55,979	10.84	41,313	8.00		51,641	10.00
Community Bank	35,188	12.24	22,999	8.00		28,748	10.00
Twin City Bank	61,488	10.68	46,058	8.00		57,573	10.00
Marine Bank	36,799	11.50	25,599	8.00		31,999	10.00
Bank of Mountain View	16,995	14.06	9,670	8.00		12,087	10.00

As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

  Non-GAAP Financial Measurements
     We had $46.1 million, $47.0 million, and $47.9 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2007, December 31, 2006 and June 30, 2006, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
GAAP net income	$5,061	$3,636	$9,822	$7,152
Intangible amortization after-tax	267	267	534	525

Cash earnings	$5,328	$3,903	$10,356	$7,677

GAAP diluted earnings per share	$0.29	$0.25	$0.56	$0.49
Intangible amortization after-tax	0.01	0.02	0.03	0.04

Diluted cash earnings per share	$0.30	$0.27	$0.59	$0.53

Table 17: Tangible Book Value Per Share

	As of	As of
	June 30,	December 31,
	2007	2006
	(Dollars in thousands, except per
	share data)
Book value per common share: A/B	$13.83	$13.45
Tangible book value per common share:
(A-C-D)/B	11.15	10.72

(A) Total shareholders’ equity	$238,382	$231,419
(B) Common shares outstanding	17,238	17,206
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	8,580	9,458

Table 18: Cash Return on Average Assets

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Return on average assets: A/C	0.92%	0.73%	0.90%	0.73%
Cash return on average assets: B/(C-D)	0.99	0.81	0.97	0.81
(A) Net income	$5,061	$3,636	$9,822	$7,152
(B) Cash earnings	5,328	3,903	10,356	7,677
(C) Average assets	2,212,340	1,991,748	2,205,058	1,963,631
(D) Average goodwill, core deposits and other intangible assets	46,326	48,088	46,544	48,322
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	8.52%	8.56%	8.41%	8.53%
Return on average tangible equity: B/(C-D)	11.14	12.80	11.05	12.83
(A) Net income	$5,061	$3,636	$9,822	$7,152
(B) Cash earnings	5,328	3,903	10,356	7,677
(C) Average shareholders’ equity	238,157	170,414	235,479	168,998
(D) Average goodwill, core deposits and other intangible assets	46,326	48,088	46,544	48,322
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Equity to assets: B/A	10.64%	10.56%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.76	8.60

(A) Total assets	$2,239,921	$2,190,648
(B) Total shareholders’ equity	238,382	231,419
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	8,580	9,458

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
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of March 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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
     Each of our bank subsidiaries has potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers. Many of these obligations and commitments to fund future borrowings to our loan customers are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2007, our cash and cash equivalents were $53.5 million, or 2.4% of total assets, compared to $59.7 million, or 2.7% of total assets, as of December 31, 2006. Our investment securities and federal funds sold were $469.0 million as of June 30, 2007 and $540.9 million as of December 31, 2006.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $88.2 million and $62.1 million on an unsecured basis as of June 30, 2007 and December 31, 2006, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $175.5 million as of June 30, 2007 and $151.8 million as of December 31, 2006. The outstanding balance for June 30, 2007 included $40.0 million of short-term advances and $135.5 million of FHLB long-term advances. The outstanding balance for December 31, 2006, included $5.0 million of short-term advances and $146.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $320.4 million and $323.6 million as of June 30, 2007 and December 31, 2006.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2007, our gap position was relatively neutral with a one-year cumulative repricing gap of -4.3%, compared to –1.1% as of December 31, 2006. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not be materially impacted positively or negatively as a result of rate movements in the current rate environment.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2007.

	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$2,431	$—	$—	$—	$—	$—	$—	$2,431
Federal funds sold	10,182	—	—	—	—	—	—	10,182
Investment securities	23,403	22,120	20,401	48,470	93,084	78,725	172,579	458,782
Loans receivable	617,204	82,600	138,197	235,565	178,779	226,638	46,030	1,525,013

Total earning assets	653,220	104,720	158,598	284,035	271,863	305,363	218,609	1,996,408

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	25,208	50,419	75,627	151,254	42,720	113,050	154,575	612,853
Time deposits	123,768	162,294	208,505	232,449	42,652	35,813	4	805,485
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	101,270	—	—	—	3,628	10,884	11,610	127,392
FHLB and other borrowed funds	105,056	16,359	1,255	7,603	10,805	22,782	11,595	175,455
Subordinated debentures	1	5,158	4	20,628	19	71	18,737	44,618

Total interest-bearing liabilities	355,303	234,230	285,391	411,934	99,824	182,600	196,521	1,765,803

Interest rate sensitivity gap	$297,917	$(129,510)	$(126,793)	$(127,899)	$172,039	$122,763	$22,088	$230,605

Cumulative interest rate sensitivity gap	$297,917	$168,407	$41,614	$(86,285)	$85,754	$208,517	$230,605
Cumulative rate sensitive assets to rate sensitive liabilities	183.8%	128.6%	104.8%	93.3%	106.2%	113.3%	113.1%
Cumulative gap as a % of total earning assets	14.9	8.4	2.1	(4.3)	4.3	10.4	11.6

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATIO
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2006. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Shareholders of the Company was held on May 9, 2007. The following items of business were presented to stockholders:
(1)	Twelve (12) directors were elected as proposed in the Proxy Statement dated March 30, 2007, under the caption “Election of Directors” with votes cast as follows:

	Total Vote for	Total Vote Withheld
	Each Director	For Each Director
John W. Allison	13,333,361	52,762
Ron W. Strother	13,355,408	30,715
C. Randall Sims	13,355,817	30,306
Richard H. Ashley	13,307,090	79,033
Dale A. Bruns	13,353,151	32,972
Richard A. Buckheim	13,312,824	73,299
Jack E. Engelkes	13,353,715	32,408
Frank D. Hickingbotham	13,310,953	75,170
Herren C. Hickingbotham	13,311,193	74,930
James G. Hinkle	13,357,467	28,656
Alex R. Lieblong	13,360,729	25,394
William G. Thompson	13,089,599	296,524
(2)	An amendment to the Company’s Restated Articles of Incorporation which increased the number of authorized shares of common stock from 25,000,000 to 50,000,000 was approved with votes cast as follows: 13,097,846 votes for, 205,185 votes against and 83,092 votes abstaining.

(3)	An amendment to the Company’s 2006 Stock Option and Performance Incentive Plan which increased the number of shares reserved for issuance under such plan to 1,500,000 was approved with votes cast as follows: 9,441,403 votes for, 165,572 votes against and 59,332 votes abstaining.

(4)	The Audit Committee’s selection and appointment of the accounting firm of BKD, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was ratified with votes cast as follows: 13,312,933 votes for, 32,331 votes against and 40,859 votes abstaining.
Item 5: Other Information
     Not applicable.
Item 6: Exhibits

3.1	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc.

10.1	Amendment to Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)

Date: August 1, 2007	/s/ John W. Allison
John W. Allison, Chief Executive Officer

Date: August 1, 2007	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer