Form 10-Q
period 2007-09-30
HOME BANCSHARES INC
filed 2007-11-07
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number: 000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032

(Address of principal executive offices)	(Zip Code)
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
Common Stock Issued and Outstanding: 17,244,848 shares as of October 31, 2007.

HOME BANCSHARES, INC.
FORM 10-Q
September 30, 2007

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$46,471	$53,004
Interest-bearing deposits with other banks	2,573	6,696

Cash and cash equivalents	49,044	59,700
Federal funds sold	11,145	9,003
Investment securities — available for sale	447,826	531,891
Loans receivable	1,560,374	1,416,295
Allowance for loan losses	(28,636)	(26,111)

Loans receivable, net	1,531,738	1,390,184
Bank premises and equipment, net	66,770	57,339
Foreclosed assets held for sale	4,915	435
Cash value of life insurance	47,468	42,149
Investments in unconsolidated affiliates	14,982	12,449
Accrued interest receivable	15,186	13,736
Deferred tax asset, net	9,499	8,361
Goodwill	37,527	37,527
Core deposit and other intangibles	8,141	9,458
Other assets	23,431	18,416

Total assets	$2,267,672	$2,190,648

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$217,666	$215,142
Savings and interest-bearing transaction accounts	569,797	582,425
Time deposits	811,108	809,627

Total deposits	1,598,571	1,607,194
Federal funds purchased	8,690	25,270
Securities sold under agreements to repurchase	131,007	118,825
FHLB borrowed funds	226,028	151,768
Accrued interest payable and other liabilities	12,204	11,509
Subordinated debentures	44,595	44,663

Total liabilities	2,021,095	1,959,229
Stockholders’ equity:
Common stock, par value $0.01 in 2007 and 2006; shares authorized 50,000,000 in 2007 and 25,000,000 in 2006; shares issued and outstanding 17,243,036 in 2007 and 17,205,649 in 2006	172	172
Capital surplus	195,429	194,595
Retained earnings	54,871	41,544
Accumulated other comprehensive loss	(3,895)	(4,892)

Total stockholders’ equity	246,577	231,419

Total liabilities and stockholders’ equity	$2,267,672	$2,190,648

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2007	2006	2007	2006
		(Unaudited)
Interest income:
Loans	$31,116	$26,748	$89,180	$72,593
Investment securities
Taxable	4,133	4,738	12,992	14,174
Tax-exempt	1,043	883	3,094	2,815
Deposits — other banks	53	38	132	103
Federal funds sold	36	51	311	393

Total interest income	36,381	32,458	105,709	90,078

Interest expense:
Interest on deposits	14,416	12,010	42,640	32,683
Federal funds purchased	194	178	646	636
FHLB borrowed funds	2,426	1,825	6,270	4,787
Securities sold under agreements to repurchase	1,267	1,258	3,772	3,122
Subordinated debentures	758	751	2,254	2,245

Total interest expense	19,061	16,022	55,582	43,473

Net interest income	17,320	16,436	50,127	46,605
Provision for loan losses	547	649	2,047	1,723

Net interest income after provision for loan losses	16,773	15,787	48,080	44,882

Non-interest income:
Service charges on deposit accounts	2,816	2,354	8,073	6,669
Other services charges and fees	1,342	541	4,176	1,736
Trust fees	27	166	81	487
Data processing fees	192	215	619	623
Mortgage banking income	451	435	1,277	1,285
Insurance commissions	153	153	613	642
Income from title services	181	233	575	752
Increase in cash value of life insurance	607	55	1,822	161
Dividends from FHLB, FRB & bankers’ bank	218	180	652	440
Equity in earnings of unconsolidated affiliates	47	(65)	(123)	(213)
Gain on sale of SBA loans	—	—	170	34
Gain (loss) on sale of premises and equipment, net	(31)	129	150	157
Gain on securities, net	—	—	—	1
Other income	309	302	1,015	924

Total non-interest income	6,312	4,698	19,100	13,698

Non-interest expense:
Salaries and employee benefits	7,739	7,376	22,936	22,123
Occupancy and equipment	2,446	2,223	6,998	6,351
Data processing expense	644	651	1,958	1,888
Other operating expenses	4,770	3,987	13,965	11,637

Total non-interest expense	15,599	14,237	45,857	41,999

Income before income taxes	7,486	6,248	21,323	16,581
Income tax expense	2,258	1,960	6,273	5,141

Net income available to all shareholders	5,228	4,288	15,050	11,440
Less: Preferred stock dividends	—	49	—	359

Income available to common shareholders	$5,228	$4,239	$15,050	$11,081

Basic earnings per share	$0.30	$0.26	$0.87	$0.82

Diluted earnings per share	$0.30	$0.25	$0.86	$0.74

          See Condensed Notes to Consolidated Financial Statement.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2006	$ 21	$ 2	$ 121	$ 146,285	$ 27,331	$ (7,903)	$ 165,857
Comprehensive income (loss):
Net income	—	—	—	—	11,440	—	11,440
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $903	—	—	—	—	—	1,409	1,409
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	10	10

Comprehensive income							12,859
Conversion of 2,090,812 shares of preferred stock A to 1,650,489 shares of common stock	(21)	—	17	2	—	—	(2)
Conversion of 169,760 shares of preferred stock B to 509,280 shares of common stock	—	(2)	5	(3)	—	—	—
Issuance of 2,875,000 shares of common stock from Initial Public Offering, net of offering costs of $4,545	—	—	29	47,176	—	—	47,205
Issuance of 14,617 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	2
Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	8
Net issuance of 47,597 shares of common stock from exercise of stock options	—	—	—	446	—	—	446
Tax benefit from stock options exercised	—	—	—	187	—	—	187
Share-based compensation	—	—	—	303	—	—	303
Cash dividends — Preferred Stock A, $0.1458 per share	—	—	—	—	(303)	—	(303)
Cash dividends — Preferred Stock B, $0.3325 per share	—	—	—	—	(56)	—	(56)
Cash dividends — Common Stock, $0.065 per share	—	—	—	—	(916)	—	(916)

Balances at September 30, 2006 (unaudited)	—	—	172	194,406	37,496	(6,484)	225,590
Comprehensive income (loss):
Net income	—	—	—	—	4,478	—	4,478
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,023	—	—	—	—	—	1,585	1,585
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	7	7

Comprehensive income							6,070
Issuance of 9,419 shares of common stock from exercise of stock options	—	—	—	88	—	—	88
Tax benefit from stock options exercised	—	—	—	24	—	—	24
Share-based compensation	—	—	—	77	—	—	77
Cash dividends — Common Stock, $0.025 per share	—	—	—	—	(430)	—	(430)

Balances at December 31, 2006	—	—	172	194,595	41,544	(4,892)	231,419
          See Condensed Notes to Consolidated Financial Statement.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income (loss):
Net income	—	—	—	—	15,050	—	15,050
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $623	—	—	—	—	—	966	966
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	31	31

Comprehensive income							16,047
Net issuance of 37,387 shares of common stock from exercise of stock options	—	—	—	276	—	—	276
Tax benefit from stock options exercised	—	—	—	218	—	—	218
Share-based compensation	—	—	—	340	—	—	340
Cash dividends — Common Stock, $0.10 per share	—	—	—	—	(1,723)	—	(1,723)

Balances at September 30, 2007	$—	$—	$172	$95,429	$54,871	$(3,895)	$246,577

          See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2007	2006
	(Unaudited)
Operating Activities
Net income	$15,050	$11,440
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,342	3,416
Amortization/Accretion	1,378	1,861
Share-based compensation	340	303
Tax benefits from stock options exercised	(218)	(187)
Gain on sale of assets	(232)	(443)
Provision for loan losses	2,047	1,723
Deferred income tax benefit	(1,788)	(1,121)
Equity in earnings of unconsolidated affiliates	123	213
Increase in cash value of life insurance	(1,822)	(161)
Originations of mortgage loans held for sale	(74,654)	(67,353)
Proceeds from sales of mortgage loans held for sale	72,516	67,965
Changes in assets and liabilities:
Accrued interest receivable	(1,450)	(2,736)
Other assets	(5,015)	(9,568)
Accrued interest payable and other liabilities	918	3,916

Net cash provided by operating activities	10,535	9,268

Investing Activities
Net (increase) decrease in federal funds sold	(2,142)	(24,026)
Net (increase) decrease in loans	(149,066)	(185,106)
Purchases of investment securities available for sale	(133,446)	(88,944)
Proceeds from maturities of investment securities available for sale	218,993	110,725
Proceeds from sales of investment securities available for sale	—	1,000
Proceeds from sale of loans	2,957	540
Proceeds from foreclosed assets held for sale	548	1,626
Purchases of premises and equipment, net	(12,923)	(5,900)
Purchase of bank owned life insurance	(3,497)	—
Investments in unconsolidated affiliates	(2,625)	(3,000)

Net cash used in investing activities	(81,201)	(193,085)

Financing Activities
Net increase (decrease) in deposits	(8,623)	130,425
Net increase (decrease) in securities sold under agreements to repurchase	12,182	12,621
Net increase (decrease) in federal funds purchased	(16,580)	(44,495)
Net increase (decrease) in FHLB and other borrowed funds	74,260	54,063
Repayment of line of credit	—	(14,000)
Proceeds from initial public offering, net	—	47,205
Proceeds from exercise of stock options	276	456
Tax benefits from stock options exercised	218	187
Conversion of preferred stock A fractional shares	—	(2)
Dividends paid	(1,723)	(1,275)

Net cash provided by financing activities	60,010	185,185

Net change in cash and cash equivalents	(10,656)	1,368
Cash and cash equivalents — beginning of year	59,700	44,679

Cash and cash equivalents — end of period	$49,044	$46,047

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

  Investments in Unconsolidated Affiliates
     The Company had a 20.4% and 20.1% investment in White River Bancshares, Inc. (WRBI) at September 30, 2007 and December 31, 2006, respectively. The Company’s investment in WRBI at September 30, 2007 and December 31, 2006 totaled $13.7 million and $11.1 million, respectively. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating income included in non-interest income in the three months ended September 30, 2007 totaled $47,000. The Company’s share of WRBI operating loss included in non-interest income in the nine months ended September 30, 2007 totaled $123,000. The Company’s share of WRBI operating loss included in non-interest income in the three and nine months ended September 30, 2006 totaled $65,000 and $213,000, respectively. The Company’s share of WRBI unrealized gain on investment securities available for sale at September 30, 2007 amounted to $31,000. The Company’s share of WRBI unrealized loss on investment securities available for sale at September 30, 2006 amounted to $7,000. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI.
     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at September 30, 2007 and December 31, 2006, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of September 30, 2007 and 2006, and for the three-month and nine-month periods then ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(In thousands)
Assets	$552,126	$373,534	$552,126	$373,534
Liabilities	485,220	315,975	485,220	315,975
Equity	66,906	57,559	66,906	57,559
Net income (loss)	233	(319)	(462)	(992)
  Interim financial information
     The accompanying unaudited consolidated financial statements as of September 30, 2007 and 2006 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Net income available to all shareholders	$5,228	$4,288	$15,050	$11,440
Less: Preferred stock dividends	—	(49)	—	(359)

Income available to common shareholders	$5,228	$4,239	$15,050	$11,081

Average shares outstanding	17,239	16,361	17,231	13,585
Effect of common stock options	298	192	290	134
Effect of preferred stock options	—	10	—	22
Effect of preferred stock conversions	—	728	—	1,674

Diluted shares outstanding	17,537	17,291	17,521	15,415

Basic earnings per share	$0.30	$0.26	$0.87	$0.82
Diluted earnings per share	$0.30	$0.25	$0.86	$0.74
2. Acquisitions
     On August 24, 2007, HBI and Centennial Bancshares, Inc. (“CBI”) announced the signing of definitive agreement (the “Merger Agreement”) for the acquisition of CBI by HBI in exchange for stock of HBI and cash (the “Merger”). Immediately after the Merger, Centennial Bank, a wholly owned subsidiary of CBI, will be operated as a subsidiary bank of HBI. The CBI shareholders that are accredited investors will receive whole shares of HBI equal to the product of 16.8153 and the number of shares of CBI surrendered. The unaccredited investors, which are projected to represent a 2% ownership of CBI, will receive in the aggregate approximately $500,000 in cash. The Merger Agreement further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or stock of HBI at the election of the accredited shareholders. Based upon the closing price of HBI stock on September 30, 2007 of $21.79 per share the total purchase price excluding the earn out is approximately $24.8 million. The Merger is conditioned upon regulatory approval and other customary conditions.
     In January 2005, HBI purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, HBI made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain its 20% ownership. At September 30, 2007, White River Bancshares had approximately $507.8 million in total assets, $411.8 million in total loans and $424.6 million in total deposits.

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$148,815	$98	$(2,313)	$146,600
Mortgage-backed securities	191,777	50	(4,501)	187,326
State and political subdivisions	101,803	1,117	(754)	102,166
Other securities	11,893	—	(159)	11,734

Total	$454,288	$1,265	$(7,727)	$447,826

	December 31, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

     Assets, principally investment securities, having a carrying value of approximately $208.8 million and $287.2 million at September 30, 2007 and December 31, 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $131.0 million and $118.8 million at September 30, 2007 and December 31, 2006, respectively.
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

4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$590,083	$465,306
Construction/land development	365,236	393,410
Agricultural	22,432	11,659
Residential real estate loans
Residential 1-4 family	251,057	229,588
Multifamily residential	38,528	37,440

Total real estate	1,267,336	1,137,403
Consumer	45,212	45,056
Commercial and industrial	206,744	206,559
Agricultural	25,506	13,520
Other	15,576	13,757

Total loans receivable before allowance for loan losses	1,560,374	1,416,295
Allowance for loan losses	28,636	26,111

Total loans receivable, net	$1,531,738	$1,390,184

The following is a summary of activity within the allowance for loan losses:

	2007	2006
	(In thousands)
Balance, beginning of year	$26,111	$24,175
Additions
Provision charged to expense	2,047	1,723

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $818 and $1,039 for the first nine months of 2007 and 2006, respectively	(478)	(54)

Balance, September 30	$28,636	25,952

Additions
Provision charged to expense		584

Net loans charged off
Losses charged to allowance, net of recoveries of $104 for the last three months of 2006		425

Balance, end of year		$26,111

     At September 30, 2007 and December 31, 2006, accruing loans delinquent 90 days or more totaled $150,000 and $641,000, respectively. Non-accruing loans at September 30, 2007 and December 31, 2006 were $2.6 million and $3.9 million, respectively.
     During the three-month periods ended September 30, 2007 and 2006, the Company did not sell any of the guaranteed portion of SBA loans. During the nine-month periods ended September 30, 2007 and 2006, the Company sold $2.8 million and $506,000, respectively, of the guaranteed portion of certain SBA loans, which resulted in gains of $170,000 and $34,000, respectively.

     Mortgage loans held for sale of approximately $4.5 million and $2.4 million at September 30, 2007 and December 31, 2006, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At September 30, 2007 and December 31, 2006, impaired loans totaled $7.9 million and $11.2 million, respectively. As of September 30, 2007 and 2006, average impaired loans were $11.8 million and $6.2 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $1.5 million and $2.1 million at September 30, 2007 and December 31, 2006, respectively. Interest recognized on impaired loans during 2007 and 2006 was immaterial.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at September 30, 2007 and December 31, 2006, were as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	5,316	3,999

Net carrying amount	$8,141	$9,458

     Core deposit and other intangible amortization for the three months ended September 30, 2007 and 2006 was approximately $439,000. Core deposit intangible amortization for the nine months ended September 30, 2007 and 2006 was approximately $1.3 million. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2007 through 2011 is: 2007 — $1.7 million; 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.6 million; and 2011 — $981,000.
     The carrying amount of the Company’s goodwill was $37.5 million at September 30, 2007 and December 31, 2006. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $432.6 million and $486.3 million at September 30, 2007 and December 31, 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.9 million and $5.0 million for the three months ended September 30, 2007 and 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $17.2 million and $13.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     Deposits totaling approximately $188.7 million and $203.0 million at September 30, 2007 and December 31, 2006, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $226.0 million and $151.8 million at September 30, 2007 and December 31, 2006, respectively. The outstanding balance for September 30, 2007 includes $87.0 million of short-term advances and $139.0 million of long-term advances. The outstanding balance for December 31, 2006 includes $5.0 million of short-term advances and $146.8 million of long-term advances. The long-term FHLB advances mature from 2007 to 2020 with interest rates ranging from 2.019% to 5.575% and are secured by loans in the Company’s loan portfolio.
8: Subordinated Debentures
     Subordinated Debentures at September 30, 2007 and December 31, 2006 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,356	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,595	$44,663

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

9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Current:
Federal	$2,568	$1,859	$7,086	$5,224
State	363	369	970	1,038

Total current	2,931	2,228	8,056	6,262

Deferred:
Federal	(567)	(224)	(1,499)	(935)
State	(106)	(44)	(284)	(186)

Total deferred	(673)	(268)	(1,783)	(1,121)

Provision for income taxes	$2,258	$1,960	$6,273	$5,141

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.60)	(4.51)	(4.75)	(5.48)
Cash value of life insurance	(2.83)	(0.30)	(2.99)	(0.34)
State income taxes, net of federal benefit	2.23	2.37	2.09	2.12
Other	0.36	(1.19)	0.07	(0.29)

Effective income tax rate	30.16%	31.37%	29.42%	31.01%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$11,212	$10,219
Deferred compensation	341	244
Defined benefit pension plan	—	107
Stock options	283	155
Non-accrual interest income	513	489
Investment in unconsolidated subsidiary	552	485
Unrealized loss on securities	2,534	3,179
Other	148	170

Gross deferred tax assets	15,583	15,048

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,964	2,082
Core deposit intangibles	3,061	3,552
Market value of cash flow hedge	3	25
FHLB dividends	639	567
Other	417	461

Gross deferred tax liabilities	6,084	6,687

Net deferred tax assets	$9,499	$8,361

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
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $650,000 as of September 30, 2007.
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the three months ended September 30, 2007, are $118,000 and $72,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the nine months ended September 30, 2007, are $340,000 and $207,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the three months ended September 30, 2007, would have been $0.31 and $0.30, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.30. Basic and diluted earnings per share for the nine months ended September 30, 2007, would have been $0.88 and $0.87, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $0.87 and $0.86, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period. The intrinsic value of the stock options outstanding and stock options vested at September 30, 2007 was $10.1 million and $6.7 million, respectively. The intrinsic value of the stock options exercised during the three-month and nine-month periods ended September 30, 2007 was $62,000 and $579,000, respectively.

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
     The table below summarized the transactions under the Company’s stock option plans at September 30, 2007 and December 31, 2006 and changes during the nine-month period and year then ended, respectively:

	For Nine Months Ended		For the Year Ended
	September 30, 2007		December 31, 2006
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,032	$11.39	630	$10.07
Granted	41	23.02	410	14.22
Converted options of preferred stock A	—	—	9	8.66
Converted options of preferred stock B	—	—	71	6.36
Forfeited	(12)	12.29	(31)	12.90
Exercised	(37)	7.40	(57)	9.40

Outstanding, end of period	1,024	12.01	1,032	11.39

Exercisable, end of period	557	$9.78	560	$9.27

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2007 and year-ended December 31, 2006, was $5.34 and $3.39, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For Nine Months Ended	For the Year Ended
	September 30, 2007	December 31, 2006
Expected dividend yield	0.46%	0.59%
Expected stock price Volatility	9.44%	9.23%
Risk-free interest rate	4.65%	4.80%
Expected life of options	6.1 years	6.3 years

     The following is a summary of currently outstanding and exercisable options at September 30, 2007:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Options	Remaining	Average	Options	Average
	Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$6.14 to $6.68	48	4.6	$6.38	48	$6.38
$7.33 to $8.66	204	4.6	7.43	204	7.43
$9.33 to $10.31	105	5.9	10.17	101	10.18
$11.34 to $11.67	69	7.6	11.41	63	11.38
$12.67 to $12.67	184	9.2	12.67	128	12.67
$13.18 to $13.18	320	8.5	13.18	3	13.18
$19.79 to $21.17	53	8.9	21.14	10	21.17
$21.89 to $22.12	20	9.6	22.05	—	—
$23.27 to $24.15	21	9.3	24.11	—	—

	1,024			557

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Salaries and employee benefits	$7,739	$7,376	$22,936	$22,123
Occupancy and equipment	2,446	2,223	6,998	6,351
Data processing expense	644	651	1,958	1,888
Other operating expenses:
Advertising	646	568	1,855	1,738
Amortization of intangibles	439	439	1,317	1,303
Electronic banking expense	618	152	1,803	430
Directors’ fees	225	203	617	609
Due from bank service charges	55	91	162	245
FDIC and state assessment	266	142	757	394
Insurance	211	285	683	741
Legal and accounting	308	191	930	747
Other professional fees	201	204	585	487
Operating supplies	241	202	694	684
Postage	163	171	498	500
Telephone	227	251	688	755
Other expense	1,170	1,088	3,376	3,004

Total other operating expenses	4,770	3,987	13,965	11,637

Total non-interest expense	$15,599	$14,237	$45,857	$41,999

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an increase of approximately $388,000 and $535,000 to non-interest expense for 2007 and 2008, respectively. An expense of $130,000 and $258,000 was accrued for the three and nine months ended September 30, 2007, respectively. This expense was accrued using an 8 percent discount factor.
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
     At September 30, 2007 and December 31, 2006, commitments to extend credit of $292.0 million and $227.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2007 and December 31, 2006, is $17.8 million and $16.1 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of historical special dividends paid and leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at September 30, 2007.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2007, each of the five subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.40%, 13.44%, and 14.69%, respectively, as of September 30, 2007.
16: Additional Cash Flow Information
     The Company paid interest and taxes during the three and nine months ended as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(In thousands)
Interest paid	$18,587	$15,528	$55,531	$42,354
Income taxes paid	1,620	1,100	7,320	4,520
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
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of September 30, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2007 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.
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
November 7, 2007

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
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of September 30, 2007, we had, on a consolidated basis, total assets of $2.27 billion, loans receivable of $1.56 billion, total deposits of $1.60 billion, and shareholders’ equity of $246.6 million.
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

	Key Financial Measures
	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Total assets	$2,267,672	$2,113,498	$2,267,672	$2,113,498
Loans receivable	1,560,374	1,387,279	1,560,374	1,387,279
Total deposits	1,598,571	1,557,533	1,598,571	1,557,533
Net income	5,228	4,288	15,050	11,440
Basic earnings per share	0.30	0.26	0.87	0.82
Diluted earnings per share	0.30	0.25	0.86	0.74
Diluted cash earnings per share (1)	0.31	0.26	0.90	0.79
Annualized net interest margin — FTE	3.55%	3.57%	3.49%	3.54%
Efficiency ratio	62.47	63.72	62.65	65.66
Annualized return on average assets	0.92	0.83	0.91	0.77
Annualized return on average equity	8.60	7.81	8.48	8.25

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
Overview
     Our net income increased 21.9% to $5.2 million for the three-month period ended September 30, 2007, from $4.3 million for the same period in 2006. For the nine months ended September 30, 2007, net income increased 31.6% to $15.1 million compared to $11.4 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 20.0% to $0.30 for the three-month period ended September 30, 2007, as compared to $0.25 for the same period in 2006. Diluted earnings per share increased 16.2% to $0.86 per share for the nine months ended September 30, 2007 compared to $0.74 for the same period in 2006. The increase in earnings per share for the three and nine months ended September 30, 2007 is primarily associated with organic growth of our bank subsidiaries.

     Our annualized return on average assets was 0.92% and 0.91% for the three and nine months ended September 30, 2007, compared to 0.83% and 0.77% for the same periods in 2006, respectively. Our annualized return on average equity was 8.60% and 8.48% for the three and nine months ended September 30, 2007, compared to 7.81% and 8.25% for the same periods in 2006, respectively. The increases were primarily due to the improvement in net income for the three and nine months ended September 30, 2007, compared to the same periods in 2006.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.55% and 3.49% for the three and nine months ended September 30, 2007, compared to 3.57% and 3.54% for the same periods in 2006, respectively. Competitive pressures and a slightly inverted yield curve put pressure on our net interest margin causing the decline from September 30, 2006 to September 30, 2007. The current competitive pressures have eased somewhat during 2007 allowing for an improvement of our net interest margin on a linked quarter basis by achieving strong loan growth that was partially funded by maturities in the investment portfolio.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.47% and 62.65% for three and nine months ended September 30, 2007, compared to 63.72% and 65.66% for the same periods in 2006, respectively. The improvement in our efficiency ratio for the three months ended September 30, 2007 compared to the same period in 2006 is primarily due to the continued improvement of our operations. The improvement in our efficiency ratio for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily due to an increase in net interest income from the net proceeds of our initial public offering and continued improvement of our operations.
     Our total assets increased $77.0 million, an annualized growth of 4.7%, to $2.27 billion as of September 30, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $144.1 million, an annualized growth of 13.6%, to $1.56 billion as of September 30, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $15.2 million, an annualized growth of 8.8%, to $246.6 million as of September 30, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of the retained earnings for the nine months.
     As of September 30, 2007, our non-performing loans decreased to $2.7 million, or 0.17%, of total loans from $4.5 million, or 0.32%, of total loans as of December 31, 2006. The allowance for loan losses as a percent of non-performing loans increased to 1052.0% as of September 30, 2007, compared to 574.4% from December 31, 2006. These ratios reflect the continuing commitment of our management to improve and maintain sound asset quality.
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
     Loans Receivable and Allowance for Loan Losses. Substantially all of our loans receivable are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for sale. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.
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
Acquisitions and Equity Investments
     On August 24, 2007, we announced the signing of a definitive agreement for the acquisition of Centennial Bancshares, Inc. in exchange for our stock and cash. Immediately after the acquisition, Centennial Bank, a wholly owned subsidiary of Centennial Bancshares, Inc., will be operated as our subsidiary bank. The Centennial Bancshares shareholders that are accredited investors will receive whole shares of our stock equal to the product of 16.8153 and the number of shares of Centennial Bancshares stock surrendered. The unaccredited investors, which are projected to represent a 2% ownership of Centennial Bancshares, will receive in the aggregate approximately $500,000 in cash. The definitive agreement further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or our stock at the election of the accredited shareholders. Based upon the closing price of our stock on September 30, 2007 of $21.79 per share the total purchase price excluding the earn out is approximately $24.8 million. The acquisition is conditioned upon regulatory approval and other customary conditions.
     In January 2005, we purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we made an additional investment of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. At September 30, 2007, White River Bancshares had approximately $507.8 million in total assets, $411.8 million in total loans and $424.6 million in total deposits.
     We have offered White River Bancshares, Inc. an opportunity to repurchase our investment in their company at $150.00 per share. Presently, this transaction is under consideration by their Board of Directors. If the transaction moves forward, it will be on terms that result in a modest accretion to the 2008 earnings and would include a one-time gain.

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
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2007, we opened branch locations in the Arkansas communities of Quitman, Searcy (2 branches), and Bryant plus Key West and Key Largo, Florida. Also during 2007, we consolidated two of our Cabot branch locations into one new financial center. Presently, we are evaluating additional opportunities and have two pending de novo branch locations in Morrilton and Cabot, Arkansas.
Results of Operations
     Our net income increased 21.9% to $5.2 million for the three-month period ended September 30, 2007, from $4.3 million for the same period in 2006. For the nine months ended September 30, 2007, net income increased 31.6% to $15.1 million compared to $11.4 million for the same period in 2006. On a diluted earnings per share basis, our net earnings increased 20.0% to $0.30 for the three-month period ended September 30, 2007, as compared to $0.25 for the same period in 2006. Diluted earnings per share increased 16.2% to $0.86 per share for the nine months ended September 30, 2007 compared to $0.74 for the same period in 2006. The increase in earnings per share is primarily associated with organic growth of our bank subsidiaries.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2004 at 1%. During 2004, the Federal Funds rate increased 125 basis points to end the year at 2.25%. Over the next 6 quarters, the Federal Funds rate increased 50 basis points in each of the six quarters until June 29, 2006 when it reached 5.25%. The rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. Due to this occurring late in the third quarter of 2007, the impact for the quarter was minimal. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our earning assets and interest-bearing liabilities begin to reprice. Average interest rates for the three and nine months ended September 30, 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered.

     Net interest income on a fully taxable equivalent basis increased $1.0 million, or 5.9%, to $18.0 million for the three-month period ended September 30, 2007, from $17.0 million for the same period in 2006. This increase in net interest income was the result of a $4.0 million increase in interest income offset by $3.0 million increase in interest expense. The $4.0 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $3.0 million, and our earning assets repricing in the higher interest rate environment resulted in a $1.0 million increase in interest income for the three-month period ended September 30, 2007. The $3.0 million increase in interest expense for the three-month period ended September 30, 2007, is primarily the result of organic growth of our bank subsidiaries combined with our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $1.6 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $1.4 million increase in interest expense for the three-month period ended September 30, 2007.
     Net interest income on a fully taxable equivalent basis increased $3.7 million, or 7.7%, to $52.0 million for the nine-month period ended September 30, 2007, from $48.3 million for the same period in 2006. This increase in net interest income was the result of a $15.8 million increase in interest income offset by $12.1 million increase in interest expense. The $15.8 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $11.0 million, and our earning assets repricing in the higher interest rate environment resulted in a $4.8 million increase in interest income for the nine-month period ended September 30, 2007. The $12.1 million increase in interest expense for the nine-month period ended September 30, 2007, is primarily the result of organic growth of our bank subsidiaries combined with our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $4.6 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $7.5 million increase in interest expense for the nine-month period ended September 30, 2007.
     Net interest margin, on a fully taxable equivalent basis, was 3.55% and 3.49% for the three and nine months ended September 30, 2007 compared to 3.57% and 3.54% for the same periods in 2006, respectively. During 2006, competitive pressures and a slightly inverted yield curve put pressure on the Company’s net interest margin. The current competitive pressures have eased somewhat during 2007, allowing the Company to improve net interest margin on a linked quarter basis by achieving strong long growth that was partially funded by maturities in the investment portfolio.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2007 and 2006, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2007, compared to the same periods in 2006.

Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Interest income	$36,381	$32,458	$105,709	$90,078
Fully taxable equivalent adjustment	634	521	1,867	1,676

Interest income — fully taxable equivalent	37,015	32,979	107,576	91,754
Interest expense	19,061	16,022	55,582	43,473

Net interest income — fully taxable equivalent	$17,954	$16,957	$51,994	$48,281

Yield on earning assets — fully taxable equivalent	7.31%	6.95%	7.23%	6.73%
Cost of interest-bearing liabilities	4.26	3.93	4.24	3.67
Net interest spread — fully taxable equivalent	3.05	3.02	2.99	3.06
Net interest margin — fully taxable equivalent	3.55	3.57	3.49	3.54
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007 vs. 2006	2007 vs. 2006
	(In thousands)
Increase in interest income due to change in earning assets	$3,029	$10,996
Increase in interest income due to change in earning asset yields	1,007	4,826
Increase in interest expense due to change in interest-bearing liabilities	1,569	4,599
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	1,470	7,510

Increase in net interest income	$997	$3,713

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2007 and 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$3,894	$53	5.40%	$2,927	$38	5.15%
Federal funds sold	2,995	36	4.77	3,887	51	5.21
Investment securities — taxable	366,530	4,133	4.47	418,753	4,738	4.49
Investment securities — non-taxable	87,953	1,614	7.28	91,931	1,361	5.87
Loans receivable	1,547,858	31,179	7.99	1,364,587	26,791	7.79

Total interest-earning assets	2,009,230	37,015	7.31	1,882,085	32,979	6.95

Non-earning assets	234,003			177,846

Total assets	$2,243,233			$2,059,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$586,710	$4,375	2.96%	$516,207	$3,358	2.58%
Time deposits	813,676	10,041	4.90	769,271	8,652	4.46

Total interest-bearing deposits	1,400,386	14,416	4.08	1,285,478	12,010	3.71
Federal funds purchased	14,446	194	5.33	13,232	178	5.34
Securities sold under agreement to repurchase	125,877	1,267	3.99	118,796	1,258	4.20
FHLB and other borrowed funds	191,887	2,426	5.02	153,921	1,825	4.70
Subordinated debentures	44,609	758	6.74	44,699	751	6.67

Total interest-bearing liabilities	1,777,205	19,061	4.26	1,616,126	16,022	3.93

Non-interest bearing liabilities
Non-interest-bearing deposits	212,298			213,682
Other liabilities	12,577			12,179

Total liabilities	2,002,080			1,841,987
Shareholders’ equity	241,153			217,944

Total liabilities and shareholders’ equity	$2,243,233			$2,059,931

Net interest spread			3.05%			3.02%
Net interest income and margin		$17,954	3.55		$16,957	3.57

	Nine Months Ended September 30,
	2007			2006
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$3,336	$132	5.29%	$2,916	$103	4.72%
Federal funds sold	7,973	311	5.22	11,062	393	4.75
Investment securities — taxable	382,985	12,992	4.54	426,549	14,174	4.44
Investment securities — non-taxable	94,227	4,781	6.78	92,179	4,367	6.33
Loans receivable	1,501,983	89,360	7.95	1,289,594	72,717	7.54

Total interest-earning assets	1,990,504	107,576	7.23	1,822,300	91,754	6.73

Non-earning assets	227,419			173,821

Total assets	$2,217,923			$1,996,121

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$598,070	$13,357	2.99%	$523,843	$9,323	2.38%
Time deposits	805,125	29,283	4.86	747,782	23,360	4.18

Total interest-bearing deposits	1,403,195	42,640	4.06	1,271,625	32,683	3.44
Federal funds purchased	16,071	646	5.37	17,221	636	4.94
Securities sold under agreement to repurchase	120,451	3,772	4.19	107,798	3,122	3.87
FHLB and other borrowed funds	168,046	6,270	4.99	141,994	4,787	4.51
Subordinated debentures	44,631	2,254	6.75	44,722	2,245	6.71

Total interest-bearing liabilities	1,752,394	55,582	4.24	1,583,360	43,473	3.67

Non-interest bearing liabilities
Non-interest-bearing deposits	215,716			216,366
Other liabilities	12,422			10,903

Total liabilities	1,980,532			1,810,629
Shareholders’ equity	237,391			185,492

Total liabilities and shareholders’ equity	$2,217,923			$1,996,121

Net interest spread			2.99%			3.06%
Net interest income and margin		$51,994	3.49		$48,281	3.54

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 over 2006			2007 over 2006
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	13	2	15	16	13	29
Federal funds sold	(11)	(4)	(15)	(117)	35	(82)
Investment securities — taxable	(589)	(16)	(605)	(1,473)	291	(1,182)
Investment securities — non-taxable	(61)	314	253	99	315	414
Loans receivable	3,677	711	4,388	12,471	4,172	16,643

Total interest income	3,029	1,007	4,036	10,996	4,826	15,822

Interest expense:
Interest-bearing transaction and savings deposits	491	526	1,017	1,441	2,593	4,034
Time deposits	517	872	1,389	1,886	4,037	5,923
Federal funds purchased	16	—	16	(44)	54	10
Securities sold under agreement to repurchase	73	(64)	9	384	266	650
FHLB and other borrowed funds	474	127	601	937	546	1,483
Subordinated debentures	(2)	9	7	(5)	14	9

Total interest expense	1,569	1,470	3,039	4,599	7,510	12,109

Increase (decrease) in net interest income	$1,460	$(463)	$997	$6,397	$(2,684)	$3,713

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

     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses decreased $102,000, or 15.7%, to $547,000 for the three-month period ended September 30, 2007, from $649,000 for the same period in 2006. Our provision for loan losses increased $300,000, or 18.8%, to $2.0 million for the nine-month period ended September 30, 2007, from $1.7 million for the same period in 2006. The decrease in the provision for the three months ended September 30, 2007 compared to the same period in 2006 was impacted by the lower rate of growth in the loan portfolio in the third quarter of 2007.
     Non-Interest Income. Total non-interest income was $6.3 million for the three-month period ended September 30, 2007 compared to $4.7 million for the same period in 2006. Total non-interest income was $19.1 million for the nine-month period ended September 30, 2007 compared to $13.7 million for the same period in 2006. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in earnings of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2007 compared to the same periods in 2006.
Table 5: Non-Interest Income

	Three Months Ended		2007		Nine Months Ended		2007
	September 30,		Change from		September 30,		Change from
	2007	2006	2006		2007	2006	2006
				(Dollars in thousands)
Service charges on deposit accounts	$2,816	$2,354	$462	19.6%	$8,073	$6,669	$1,404	21.1%
Other service charges and fees	1,342	541	801	148.1	4,176	1,736	2,440	140.6
Trust fees	27	166	(139)	(83.7)	81	487	(406)	(83.4)
Data processing fees	192	215	(23)	(10.7)	619	623	(4)	(0.6)
Mortgage banking income	451	435	16	3.7	1,277	1,285	(8)	(0.6)
Insurance commissions	153	153	—	—	613	642	(29)	(4.5)
Income from title services	181	233	(52)	(22.3)	575	752	(177)	(23.5)
Increase in cash value of life insurance	607	55	552	1,003.6	1,822	161	1,661	1,031.7
Dividends from FHLB, FRB & bankers’ bank	218	180	38	21.1	652	440	212	48.2
Equity in earnings of unconsolidated affiliates	47	(65)	112	(172.3)	(123)	(213)	90	(42.3)
Gain on sale of SBA loans	—	—	—	—	170	34	136	400.0
Gain (loss) on sale of premises and equip, net	(31)	129	(160)	(124.0)	150	157	(7)	(4.5)
Gain on securities, net	—	—	—	—	—	1	(1)	(100.0)
Other income	309	302	7	2.3	1,015	924	91	9.8

Total non-interest income	$6,312	$4,698	$1,614	34.4%	$19,100	$13,698	$5,402	39.4%

     Non-interest income increased $1.6 million, or 34.4%, to $6.3 million for the three-month period ended September 30, 2007 from $4.7 million for the same period in 2006. Non-interest income increased $5.4 million, or 39.4%, to $19.1 million for the nine-month period ended September 30, 2007 from $13.7 million for the same period in 2006. The primary factors that resulted in the increase include:
•	The aggregate increase in service charges on deposit accounts was primarily a result of organic growth of our bank subsidiaries and an improved fee process.

•	The aggregate increase in other service charges and fees was primarily a result of increased retention of interchange fees, an infrequent referral fee received in the first quarter of 2007 and organic growth. More specifically, during the fourth quarter of 2006, we were able to negotiate with a new vendor the processing of interchange fees associated with our electronic banking transactions. This improved position is allowing us to retain more of the interchange fees by leveraging our in-house technology. During January 2007, we received a $125,000 referral fee from another institution for a large loan that we elected not to originate because it was outside our normal lending activities. We do not believe referral fees of this nature will be recurring.

•	In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of the trust efforts. The aggregate decrease in trust fees for the three-month and nine-month periods ended September 30, 2007 was primarily the result of the vendor retaining a significant portion of our trust fees. The out-sourcing of the trust management resulted in $214,000 and $622,000 reductions of non-interest expense for the three-month and nine-month periods ended September 30, 2007, respectively, when compared to the same periods of the previous year. This non-interest expense reduction includes $162,000 and $490,000 related to salaries and employee benefits for the three and nine months ended September 30, 2007, respectively.

•	Late in the third quarter of 2007, White River Bancshares moved their data processing services in house. This resulted in a decrease in data processing fee income of approximately $17,000 in the third quarter of 2007. This will result in an annual reduction of our data processing fees of approximately $300,000.

•	Our community banks purchased $35 million and $3.5 million of additional bank owned life insurance on December 14, 2006 and April 23, 2007, respectively. The aggregate increase in cash surrender value is primarily related to these new policies.

•	The aggregate increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase their borrowing capacity with FHLB.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until the current quarter. The maturity of White River Bancshares and their acquisition of Brinkley Bancshares, Inc. helped to improve their earnings and should allow them to be in a profitable position going forward.

•	The aggregate decrease in gain on sale of premises and equipment for the three months ended September 30, 2007 compared to the same period in 2006 is primarily a result of our banking subsidiary acquired in 2003 disposing of excess premises and equipment in 2006 that were no longer needed as a result of synergies achieved from the combined entities. Gain on sale of premises and equipment for the nine months ended September 30, 2007 remained constant when compared to the same period in 2006 due to a gain in the second quarter of 2007 associated with the final settlement of insurance proceeds associated with the damage incurred by the storm surge during Hurricane Wilma, which struck the Florida Keys during the fourth quarter of 2005.
     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees, operating supplies and telephone.
     Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2007 and 2006, as well as changes for the three-month and nine-month periods ended September 30, 2007 compared to the same period in 2006.
Table 6: Non-Interest Expense

	Three Months				Nine Months
	Ended		2007		Ended		2007
	September 30,		Change from		September 30,		Change from
	2007	2006	2006		2007	2006	2006
	(Dollars in thousands)
Salaries and employee benefits	$7,739	$7,376	$363	4.9%	$22,936	$22,123	$813	3.7%
Occupancy and equipment	2,446	2,223	223	10.0	6,998	6,351	647	10.2
Data processing expense	644	651	(7)	(1.1)	1,958	1,888	70	3.7
Other operating expenses:
Advertising	646	568	78	13.7	1,855	1,738	117	6.7
Amortization of intangibles	439	439	—	—	1,317	1,303	14	1.1
Electronic banking expense	618	152	466	306.6	1,803	430	1,373	319.3
Directors’ fees	225	203	22	10.8	617	609	8	1.3
Due from bank service charges	55	91	(36)	(39.6)	162	245	(83)	(33.9)
FDIC and state assessment	266	142	124	87.3	757	394	363	92.1
Insurance	211	285	(74)	(26.0)	683	741	(58)	(7.8)
Legal and accounting	308	191	117	61.3	930	747	183	24.5
Other professional fees	201	204	(3)	(1.5)	585	487	98	20.1
Operating supplies	241	202	39	19.3	694	684	10	1.5
Postage	163	171	(8)	(4.7)	498	500	(2)	(0.4)
Telephone	227	251	(24)	(9.6)	688	755	(67)	(8.9)
Other expense	1,170	1,088	82	7.5	3,376	3,004	372	12.4

Total non-interest expense	$15,599	$14,237	$1,362	9.6%	$45,857	$41,999	$3,858	9.2%

     Non-interest expense increased $1.4 million, or 9.6%, to $15.6 million for the three-month period ended September 30, 2007, from $14.2 million for the same period in 2006. Non-interest expense increased $3.9 million, or 9.2%, to $45.9 million for the nine-month period ended September 30, 2007, from $42.0 million for the same period in 2006. The increase is the result of the continued expansion of the Company combined with the normal increased cost of doing business. The most significant component of the increase was the $466,000 and $1.4 million increase in electronic banking expense for the three and nine months ended September 30, 2007. The electronic banking increase was primarily the result of additional costs associated with our ability to retain more of the interchange fee income. The remaining increases are primarily the result of the continued expansion of the Company combined with the normal increased cost of doing business. During 2007 and 2006, we have opened five de novo branch locations in Florida and six in Arkansas.

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an increase of approximately $388,000 and $535,000 to non-interest expense for 2007 and 2008, respectively. An expense of $130,000 and $258,000 was accrued for the three and nine months ended September 30, 2007, respectively. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
     Income Taxes. The provision for income taxes increased $298,000, or 15.2%, to $2.3 million for the three-month period ended September 30, 2007, from $2.0 million as of September 30, 2006. The provision for income taxes increased $1.2 million, or 22.0%, to $6.3 million for the nine-month period ended September 30, 2007, from $5.1 million as of September 30, 2006. The effective income tax rate was 30.16% and 29.42% for the three-month and nine-month periods ended September 30, 2007, compared to 31.37% and 31.01% for the same periods in 2006, respectively. The lower effective income tax rate for 2007 is primarily associated with our purchase of $3.5 million and $35 million in additional bank owned life insurance in the second quarter of 2007 and fourth quarter of 2006, respectively, which resulted in additional tax-free non-interest income.
Financial Conditions as of and for the Quarter Ended September 30, 2007 and 2006
     Our total assets increased $77.0 million, an annualized growth of 4.7%, to $2.27 billion as of September 30, 2007, from $2.19 billion as of December 31, 2006. Our loan portfolio increased $144.1 million, an annualized growth of 13.6%, to $1.56 billion as of September 30, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $15.2 million, an annualized growth of 8.8%, to $246.6 million as of September 30, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of retained earnings for the nine months.
Loan Portfolio
     Our loan portfolio averaged $1.55 billion and $1.50 billion during the three-month and nine-month periods ended September 30, 2007. Total loans were $1.56 billion as of September 30, 2007, compared to $1.42 billion as of December 31, 2006. The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007. These markets continue to experience pressure including the well publicized sub-prime mortgage market.  The Company does not actively market or originate subprime mortgage loans.

     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$590,083	$465,306
Construction/land development	365,236	393,410
Agricultural	22,432	11,659
Residential real estate loans:
Residential 1-4 family	251,057	229,588
Multifamily residential	38,528	37,440

Total real estate	1,267,336	1,137,403
Consumer	45,212	45,056
Commercial and industrial	206,744	206,559
Agricultural	25,506	13,520
Other	15,576	13,757

Total loans receivable before allowance for loan losses	1,560,374	1,416,295
Allowance for loan losses	28,636	26,111

Total loans receivable, net	$1,531,738	$1,390,184

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
     As of September 30, 2007, commercial real estate loans totaled $977.8 million, or 62.7% of our loan portfolio, compared to $870.3 million, or 61.5% of our loan portfolio, as of December 31, 2006. This increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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

     As of September 30, 2007, we had $289.6 million, or 18.6% of our loan portfolio, in residential real estate loans, compared to the $267.0 million, or 18.9% of our loan portfolio, as of December 31, 2006. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans have normal maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of September 30, 2007, our installment consumer loan portfolio totaled $45.2 million, or 2.9% of our total loan portfolio, which is comparable to the $45.1 million, or 3.2% of our loan portfolio as of December 31, 2006.
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
     As of September 30, 2007, commercial and industrial loans outstanding totaled $206.7 million, or 13.2% of our loan portfolio, which is comparable to $206.6 million, or 14.6% of our loan portfolio, as of December 31, 2006.
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

     Table 8 sets forth information with respect to our non-performing assets as of September 30, 2007 and December 31, 2006. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Non-accrual loans	$2,572	$3,905
Loans past due 90 days or more (principal or interest payments)	150	641

Total non-performing loans	2,722	4,546

Other non-performing assets
Foreclosed assets held for sale	4,915	435
Other non-performing assets	—	13

Total other non-performing assets	4,915	448

Total non-performing assets	$7,637	$4,994

Allowance for loan losses to non-performing loans	1,052.02%	574.37%
Non-performing loans to total loans	0.17	0.32
Non-performing assets to total assets	0.34	0.23
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
     Total non-performing loans were $2.7 million as of September 30, 2007, compared to $4.5 million as of December 31, 2006 for a decrease of $1.8 million. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $103,000 and $117,000 for the three-month periods ended September 30, 2007 and 2006, respectively, and $193,000 and $374,000 for the nine months ended September 30, 2007 and 2006, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month and nine-month periods ended September 30, 2007 and 2006 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. At September 30, 2007 and December 31, 2006, impaired loans totaled $7.9 million and $11.2 million, respectively. As of September 30, 2007, year-to-date average impaired loans were $11.8 million compared to $6.2 million as of September 30, 2006. These changes represent normal variations and are not an indication of a change in our overall asset quality.
     The $4.5 million increase in foreclosed assets held for sale is primarily the result of one credit located in the Florida Keys. This foreclosure was an owner occupied strip center. The space the proprietor occupied has subsequently been leased and the rest of the center is occupied. At this point, little or no loss is anticipated on the foreclosure.
     The appreciation of the real estate market in the Florida Keys has slowed, as a result of the sluggish economy. This has the potential to decrease the real estate values in the Keys. While we have some concerns, management believes the loans are still adequately collateralized at this time.

     As a result of the building boom in northwest Arkansas, this market is experiencing over-development. More specifically, the number of residential real estate lots and commercial real estate projects available exceed the current demand. For example, “The Streetsmart Report” published in the second quarter of 2007 by Streetsmart Data Services, reported that the current absorption rate implies that the supply of remaining lots in northwest Arkansas active subdivisions is sufficient for approximately 58 months. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary. As of September 30, 2007, we had two credits amounting to $23.9 million in loans secured by real estate in northwest Arkansas. We anticipate no weakness in these credits as they are well-secured by substantial guarantors. At September 30, 2007, we had no loan participations in northwest Arkansas with our unconsolidated affiliate White River Bancshares Inc.
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
     Charge-offs and Recoveries. Total charge-offs decreased $38,000, or 18.1%, to $172,000 for the three months ended September 30, 2007, compared to the same period in 2006. Total charge-offs decreased $645,000, or 65.5%, to $340,000 for the nine months ended September 30, 2007, compared to the same period in 2006. Total recoveries decreased $119,000, or 44.4%, to $149,000 for the three months ended September 30, 2007, compared to the same period in 2006. Total recoveries decreased $221,000, or 21.3%, to $818,000 for the nine months ended September 30, 2007, compared to the same period in 2006. The overall net recovery position for 2007 is a reflection of our thorough approach to asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and nine-month periods ended September 30, 2007 and 2006.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$28,112	$25,245	$26,111	$24,175

Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	—	64	—	322
Construction/land development	—	43	8	45
Agricultural	—	10	—	18
Residential real estate loans:
Residential 1-4 family	32	2	42	109
Multifamily residential	6	—	6	—

Total real estate	38	119	56	494
Consumer	70	58	179	173
Commercial and industrial	64	29	105	281
Agricultural	—	—	—	—
Other	—	4	—	37

Total loans charged off	172	210	340	985

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	13	29	431	67
Construction/land development	—	25	1	123
Agricultural	5	—	5	—
Residential real estate loans:
Residential 1-4 family	47	93	151	344
Multifamily residential	5	5	5	65

Total real estate	70	152	593	599
Consumer	18	14	94	45
Commercial and industrial	58	87	100	150
Agricultural	—	—	—	—
Other	3	15	31	245

Total recoveries	149	268	818	1,039

Net (recoveries) loans charged off	23	(58)	(478)	(54)
Provision for loan losses	547	649	2,047	1,723

Balance, September 30	$28,636	$25,952	$28,636	$25,952

Net (recoveries) charge-offs to average loans	0.01%	(0.02)%	(0.04)%	(0.01)%
Allowance for loan losses to period-end loans	1.84	1.87	1.84	1.87
Allowance for loan losses to net (recoveries) charge-offs	31,382	(11,278)	(4,481)	(35,946)

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
     The changes for the period ended September 30, 2007 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2006. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 10 presents the allocation of allowance for loan losses as of September 30, 2007 and December 31, 2006.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	September 30, 2007		December 31, 2006
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non farm/non-residential	$11,626	37.8%	$9,130	32.8%
Construction/land development	7,283	23.4	7,494	27.8
Agricultural	655	1.4	505	0.8
Residential real estate loans:
Residential 1-4 family	3,269	16.1	3,091	16.2
Multifamily residential	600	2.5	909	2.6

Total real estate	23,433	81.2	21,129	80.2
Consumer	864	2.9	861	3.2
Commercial and industrial	3,355	13.3	3,237	14.6
Agricultural	876	1.6	456	1.0
Other	18	1.0	11	1.0
Unallocated	90	—	417	—

Total	$28,636	100.0%	$26,111	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2007, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $447.8 million as of September 30, 2007, compared to $531.9 million as of December 31, 2006. The estimated duration of our securities portfolio was 2.9 years as of September 30, 2007.
     As of September 30, 2007, $187.3 million, or 41.8%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $219.8 million, or 41.3%, of our available-for-sale securities as of December 31, 2006. To reduce our income tax burden, $102.2 million, or 22.8%, of our available-for-sale securities portfolio as of September 30, 2007, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.4 million, or 19.4%, of our available-for-sale securities as of December 31, 2006. Also, we had approximately $146.6 million, or 32.7%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2007, compared to $196.2 million, or 36.9%, of our available-for-sale securities as of December 31, 2006.
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
     Table 11 presents the carrying value and fair value of investment securities as of September 30, 2007 and December 31, 2006.
Table 11: Investment Securities

	As of September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$148,815	$98	$(2,313)	$146,600
Mortgage-backed securities	191,777	50	(4,501)	187,326
State and political subdivisions	101,803	1,117	(754)	102,166
Other securities	11,893	—	(159)	11,734

Total	$454,288	$1,265	$(7,727)	$447,826

	As of December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

Deposits
     Our deposits averaged $1.40 billion for the three-month and nine-month periods ended September 30, 2007. Total deposits decreased $8.6 million, or an annualized decline of 0.7%, to $1.60 billion as of September 30, 2007, from $1.61 billion as of December 31, 2006. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of September 30, 2007 and December 31, 2006 brokered deposits were $52.8 million and $50.2 million, respectively.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2006 to 2007 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during the subsequent years. On September 18, 2007, the Federal Funds rate was lowered by 50 basis points. Due to this occurring late in the third quarter of 2007, the impact for the quarter was minimal. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as deposits reprice. Average interest rates for the three and nine months ended September 30, 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2007 and 2006.

Table 12: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2007		2006
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$212,298	—%	$213,682	—%
Interest-bearing transaction accounts	531,292	3.12	451,051	2.73
Savings deposits	55,418	1.38	65,156	1.55
Time deposits:
$100,000 or more	468,168	5.00	432,207	4.68
Other time deposits	345,508	4.76	337,064	4.19

Total	$1,612,684	3.55%	$1,499,160	3.18%

	Nine Months Ended September 30,
	2007		2006
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$215,716	—%	$216,366	—%
Interest-bearing transaction accounts	540,895	3.15	448,234	2.51
Savings deposits	57,175	1.40	75,609	1.61
Time deposits:
$100,000 or more	461,570	4.98	407,398	4.48
Other time deposits	343,555	4.71	340,384	3.81

Total	$1,618,911	3.52%	$1,487,991	2.94%

FHLB Borrowed Funds
     Our FHLB borrowed funds were $226.0 million as of September 30, 2007. The outstanding balance for September 30, 2007 consists of $87.0 million of short-term FHLB advances and $139.0 million of FHLB long-term advances. Our FHLB borrowings were $151.8 million as of December 31, 2006. The outstanding balance for December 31, 2006, includes $5.0 million of short-term advances and $146.8 million of long-term advances. Our remaining FHLB borrowing capacity was $205.5 million and $323.6 million as of September 30, 2007 and December 31, 2006, respectively.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.6 million and $44.7 million as of September 30, 2007 and December 31, 2006, respectively.

     Table 13 reflects subordinated debentures as of September 30, 2007 and December 31, 2006, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	September 30,	December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,356	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,595	$44,663

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
Shareholders’ Equity
     Stockholders’ equity was $246.6 million at September 30, 2007 compared to $231.4 million at December 31, 2006, an annualized increase of 8.8%. As of September 30, 2007 our equity to asset ratio was 10.9%, compared to 10.6% as of December 31, 2006. Book value per common share was $14.30 at September 30, 2007 compared to $13.45 at December 31, 2006, an 8.4% annualized increase. The increases in stockholders’ equity and book value per share were primarily the result of retained earnings during the prior nine months.
     Initial Public Offering. We priced our initial public offering of 2.5 million shares of common stock at $18.00 per share. We received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses. The underwriters of the Company’s initial public offering exercised and completed their option to purchase an additional 375,000 shares of common stock to cover over-allotments effective July 26, 2006. We received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions. We have used $16.0 million of the initial public offering proceeds to provide capital contributions to our bank subsidiaries, $2.6 million as an additional investment in White River Bancshares to maintain our 20% ownership and $2.0 million to purchase a long-term investment.

     Preferred Stock Conversion. During the third quarter of 2006, the Company’s Board of Directors authorized the redemption and conversion of the issued and outstanding shares of Home BancShares Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock, effective as of August 1, 2006.
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
     Cash Dividends. We declared cash dividends on our common stock of $0.04 and $0.025 per share for the three-month periods ended September 30, 2007 and 2006, respectively, and $0.10 and $0.065 per share for the nine-month periods ended September 30, 2007 and 2006, respectively. We declared cash dividends on our Class A preferred stock and Class B preferred stock of $0.0208 and $0.0475 per share, respectively, for the three-month period ended September 30, 2006 and $0.14583 and $0.3325 per share, respectively, for the nine-month period ended September 30, 2006.
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

     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2007 and December 31, 2006, we met all regulatory capital adequacy requirements to which we were subject.
     Table 14 presents our risk-based capital ratios as of September 30, 2007 and December 31, 2006.
Table 14: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$246,577	$231,419
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(42,607)	(43,433)
Unrealized loss on available-for-sale securities	3,895	4,892

Total Tier 1 capital	250,865	235,878

Tier 2 capital
Qualifying allowance for loan losses	23,403	20,308

Total Tier 2 capital	23,403	20,308

Total risk-based capital	$274,268	$256,186

Average total assets for leverage ratio	$2,200,626	$2,089,130

Risk weighted assets	$1,867,012	$1,618,849

Ratios at end of period
Leverage ratio	11.40%	11.29%
Tier 1 risk-based capital	13.44	14.57
Total risk-based capital	14.69	15.83
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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
     Table 15 presents actual capital amounts and ratios as of September 30, 2007 and December 31, 2006, for our bank subsidiaries and us.

Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital Adequacy		Prompt Corrective
	Actual		Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of September 30, 2007
Leverage ratios:
Home BancShares	$250,865	11.40%	$88,023	4.00%	$	N/A	N/A	%
First State Bank	52,306	8.97	23,325	4.00		29,156	5.00
Community Bank	32,376	9.20	14,077	4.00		17,596	5.00
Twin City Bank	59,193	8.66	27,341	4.00		34,176	5.00
Marine Bank	33,783	9.29	14,546	4.00		18,182	5.00
Bank of Mountain View	15,962	7.98	8,001	4.00		10,001	5.00
Tier 1 capital ratios:
Home BancShares	$250,865	13.44%	$74,662	4.00%	$	N/A	N/A	%
First State Bank	52,306	9.96	21,006	4.00		31,510	6.00
Community Bank	32,376	11.02	11,752	4.00		17,628	6.00
Twin City Bank	59,193	10.09	23,466	4.00		35,199	6.00
Marine Bank	33,783	10.55	12,809	4.00		19,213	6.00
Bank of Mountain View	15,962	13.42	4,758	4.00		7,137	6.00
Total risk-based capital ratios:
Home BancShares	$274,268	14.69%	$149,363	8.00%	$	N/A	N/A	%
First State Bank	58,893	11.21	42,029	8.00		52,536	10.00
Community Bank	36,104	12.29	23,501	8.00		29,377	10.00
Twin City Bank	66,525	11.34	46,931	8.00		58,664	10.00
Marine Bank	37,294	11.64	25,632	8.00		32,040	10.00
Bank of Mountain View	17,213	14.47	9,517	8.00		11,896	10.00

As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

Non-GAAP Financial Measurements
     We had $45.7 million, $47.0 million, and $47.4 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2007, December 31, 2006 and September 30, 2006, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
GAAP net income	$5,228	$4,288	$15,050	$11,440
Intangible amortization after-tax	267	267	801	792

Cash earnings	$5,495	$4,555	$15,851	$12,232

GAAP diluted earnings per share	$0.30	$0.25	$0.86	$0.74
Intangible amortization after-tax	0.01	0.01	0.04	0.05

Diluted cash earnings per share	$0.31	$0.26	$0.90	$0.79

Table 17: Tangible Book Value Per Common Share

	As of	As of
	September 30,	December 31,
	2007	2006
	(Dollars in thousands, except
	per share data)
Book value per common share: A/B	$14.30	$13.45
Tangible book value per common share: (A-C-D)/B	11.65	10.72

(A) Total shareholders’ equity	$246,577	$231,419
(B) Common shares outstanding	17,243	17,206
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	8,141	9,458

Table 18: Cash Return on Average Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Return on average assets: A/C	0.92%	0.83%	0.91%	0.77%
Cash return on average assets: B/(C-D)	0.99	0.90	0.98	0.84
(A) Net income	$5,228	$4,288	$15,050	$11,440
(B) Cash earnings	5,495	4,555	15,851	12,232
(C) Average assets	2,243,233	2,059,931	2,217,923	1,996,121
(D) Average goodwill, core deposits and other intangible assets	45,887	47,647	46,323	48,095
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Return on average shareholders’ equity: A/C	8.60%	7.81%	8.48%	8.25%
Return on average tangible equity: B/(C-D)	11.16	10.61	11.09	11.90
(A) Net income	$5,228	$4,288	$15,050	$11,440
(B) Cash earnings	5,495	4,555	15,851	12,232
(C) Average shareholders’ equity	241,153	217,944	237,391	185,492
(D) Average goodwill, core deposits and other intangible assets	45,887	47,647	46,323	48,095
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Equity to assets: B/A	10.87%	10.56%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.04	8.60

(A) Total assets	$2,267,672	$2,190,648
(B) Total shareholders’ equity	246,577	231,419
(C) Goodwill	37,527	37,527
(D) Core deposit and other intangibles	8,141	9,458

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
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee.  In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of September 30, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits.  The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2007, our cash and cash equivalents were $49.0 million, or 2.2% of total assets, compared to $59.7 million, or 2.7% of total assets, as of December 31, 2006. Our investment securities and federal funds sold were $459.0 million, or 20.2% of total assets, as of September 30, 2007 and $540.9 million, or 24.7% of total assets, as of December 31, 2006.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $88.2 million and $62.1 million on an unsecured basis as of September 30, 2007 and December 31, 2006, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $226.0 million as of September 30, 2007 and $151.8 million as of December 31, 2006. The outstanding balance for September 30, 2007 included $87.0 million of short-term advances and $139.0 million of FHLB long-term advances. The outstanding balance for December 31, 2006, included $5.0 million of short-term advances and $146.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $205.5 million and $323.6 million as of September 30, 2007 and December 31, 2006.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2007, our gap position was relatively neutral with a one-year cumulative repricing gap of -5.2%, compared to -1.1% as of December 31, 2006. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base. As a result, our net interest income should not have a material positive or negative affect in the current rate environment.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2007.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$2,573	$—	$—	$—	$—	$—	$—	$2,573
Federal funds sold	11,145	—	—	—	—	—	—	11,145
Investment securities	12,752	40,707	43,822	50,226	96,251	93,645	110,423	447,826
Loans receivable	538,054	127,932	139,990	247,918	234,259	245,476	26,745	1,560,374

Total earning assets	564,524	168,639	183,812	298,144	330,510	339,121	137,168	2,021,918

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	32,572	47,240	70,853	141,689	38,228	101,243	137,972	569,797
Time deposits	97,345	189,816	223,190	217,802	46,783	35,944	228	811,108
Federal funds purchased	8,690	—	—	—	—	—	—	8,690
Securities sold under repurchase agreements	103,365	—	—	—	3,839	11,518	12,285	131,007
FHLB and other borrowed funds	87,175	6,080	41,367	26,531	5,516	57,783	1,576	226,028
Subordinated debentures	1	5,158	4	20,627	17	65	18,723	44,595

Total interest-bearing liabilities	329,148	248,294	335,414	406,649	94,383	206,553	170,784	1,791,225

Interest rate sensitivity gap	$235,376	$(79,655)	$(151,602)	$(108,505)	$236,127	$132,568	$(33,616)	$230,693

Cumulative interest rate sensitivity gap	$235,376	$155,721	$4,119	$(104,386)	$131,741	$264,309	$230,693
Cumulative rate sensitive assets to rate sensitive liabilities	171.5%	127.0%	100.5%	92.1%	109.3%	116.3%	112.9%
Cumulative gap as a % of total earning assets	11.6	7.7	0.2	(5.2)	6.5	13.1	11.4

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
Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 4: Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5: Other Information
     Not applicable.

Item 6:	Exhibits

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)

Date:	October 31, 2007	/s/ John W. Allison
John W. Allison, Chief Executive Officer

Date:	October 31, 2007	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer