Form 10-K
period 2007-12-31
HOME BANCSHARES INC
filed 2008-03-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
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
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2007, was $258.5 million based upon the last trade price as reported on the Nasdaq National Market® of $22.55.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 18,334,378 shares as of February 15, 2008.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2008 Annual Meeting to be held on April 24, 2008.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2007

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
PART I
Item 1. BUSINESS
Home BancShares
     We are a Conway, Arkansas based financial holding company registered under the federal Bank Holding Company Act of 1956. As of December 31, 2007, we have five wholly owned community bank subsidiaries which provide a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals, and municipalities. Three of our bank subsidiaries are located in the central Arkansas market area, a fourth serves Stone County in north central Arkansas, and a fifth serves the Florida Keys and southwestern Florida. On January 1, 2008, we completed the acquisition of Centennial Bancshares. Centennial Bank serves central and southern Arkansas.

     We were established when an investor group led by John W. Allison, our Chairman and Chief Executive Officer, and Robert H. Adcock, Jr., our Vice Chairman, formed Home BancShares, Inc. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We or members of our management team have also been involved in the formation of two of our other bank subsidiaries, Twin City Bank and Marine Bank, both of which we acquired in 2005. We have also acquired and integrated our two other bank subsidiaries, Community Bank and Bank of Mountain View, in 2003 and 2005, respectively.
     We have achieved significant growth through acquisitions, organic growth and establishing new (also commonly referred to as de novo) branches. We acquire, organize and invest in community banks that serve attractive markets, and build our community banks around experienced bankers with strong local relationships.
     Our common stock began trading on the Nasdaq National Market under the symbol “HOMB” on June 23, 2006, upon completion of our Initial Public Offering. The net proceeds of the offering, including the exercise of the over-allotment option, to the Company (after deducting sales commissions and expenses) were $47.2 million.
Our Bank Subsidiaries and Investments
     We believe that many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of bank subsidiaries.
     First State Bank - In October 1998, we acquired Holly Grove Bancshares, Inc. for the purpose of obtaining a bank charter. Following the purchase, we changed the name of the bank subsidiary to First State Bank and relocated the charter to Conway, Arkansas, to serve the central Arkansas market. At December 31, 2007, First State Bank had total assets of $601.2 million, total loans of $453.6 million and total deposits of $451.2 million.
     Twin City Bank -In May 2000, we were the largest investor in a group that formed a holding company (subsequently renamed TCBancorp), acquired an existing bank charter, and relocated the charter to North Little Rock, Arkansas. The holding company named its subsidiary “Twin City Bank,” which had been used by North Little Rock’s largest bank until its sale in 1994, and hired Robert F. Birch, Jr., who had been president of the former Twin City Bank. Twin City Bank grew quickly in North Little Rock and, in 2003, expanded into the adjacent Little Rock market. In January 2005, we acquired through merger the 68% of TCBancorp’s common stock we did not already own. At December 31, 2007, Twin City Bank had total assets of $694.1 million, total loans of $484.5 million and total deposits of $494.3 million.
     Community Bank - In December 2003, we acquired Community Financial Group, Inc., the holding company for Community Bank of Cabot. At December 31, 2007, Community Bank had total assets of $407.8 million, total loans of $258.5 million and total deposits of $271.3 million.
     Marine Bank - In June 2005, we acquired Marine Bancorp, Inc., and its subsidiary, Marine Bank, in Marathon, Florida. Marine Bank was established in 1995. Our Chairman and Chief Executive Officer, John W. Allison, was a founding board member and the largest shareholder of Marine Bancorp, owning approximately 13.9% of its stock at the time of our acquisition. At December 31, 2007, Marine Bank had total assets of $381.5 million, total loans of $316.8 million and total deposits of $269.9 million.
     Bank of Mountain View - In September 2005, we acquired Mountain View Bancshares, Inc., and its subsidiary, Bank of Mountain View. At December 31, 2007, Bank of Mountain View had total assets of $204.9 million, total loans of $93.7 million and total deposits of $138.3 million.
     Centennial Bank — On, January 1, 2008, we acquired Centennial Bancshares, Inc., and its subsidiary, Centennial Bank. At January 1, 2008, Centennial Bank had total assets of $234.1 million, total loans of $192.8 million and total deposits of $178.8 million.

     Investment in White River Bancshares - In May 2005, we invested $9.0 million to acquire 20% of the common stock of White River Bancshares, Inc., the holding company for Signature Bank in Fayetteville, Arkansas. In January 2006, we invested an additional $3.0 million to maintain our 20% ownership position. Signature Bank serves the growing northwest Arkansas market. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. At December 31, 2007, White River Bancshares had total assets of $536.4 million, total loans of $442.4 million and total deposits of $433.0 million. On March 3, 2008, White River Bancshares, Inc. repurchased our 20% ownership for $19.9 million.
Our Management Team
     The following table sets forth, as of December 31, 2007, information concerning the individuals who are our executive officers.

			Positions Held with
Name	Age	Position Held	Bank Subsidiaries
John W. Allison	61	Chairman of the Board and Chief Executive Officer	Chairman of the Board, First State Bank; Director, Community Bank, Twin City Bank, Bank of Mountain View, and Marine Bank

Ron W. Strother	59	President, Chief Operating Officer, and Director	Director, First State Bank, Community Bank, Twin City Bank, and Bank of Mountain View

Randy E. Mayor	42	Chief Financial Officer and Treasurer	Director, First State Bank

Brian S. Davis	42	Director of Financial Reporting and Investor Relations Officer	___

C. Randall Sims	53	Director and Secretary	President, Chief Executive Officer, and Director, First State Bank; Director, Community Bank

Robert Hunter Padgett	49	___	President, Chief Executive Officer, and Director, Marine Bank

Robert F. Birch, Jr.	57	___	President, Chief Executive Officer, and Director, Twin City Bank

Tracy M. French	46	___	President, Chief Executive Officer, and Director, Community Bank

Michael L. Waddington	64	___	Chief Executive Officer, and Director, Bank of Mountain View

Chris S. Roberts *	39	___	President, Chief Executive Officer, and Director, Centennial Bank

* Became an executive officer on January 1, 2008 with our acquisition of Centennial Bancshares.

Our Growth Strategy
     Our goals are to achieve growth in earnings per share and to create and build shareholder value. Our growth strategy entails the following:
•	Organic growth - We believe that our current branch network provides us with the capacity to grow significantly within our existing market areas. Thirty-two of our 55 branches (including branches of banks we have acquired) have been opened since the beginning of 2001.

•	De novo branching - We intend to continue to open de novo branches in our current markets and in other attractive market areas if opportunities arise. During 2007, we opened six de novo branch locations. These branch locations are located in the Arkansas communities of Searcy (2 branches), Quitman and Bryant, and Key West and Key Largo, Florida. Also during 2007, we consolidated two of our Cabot branch locations into one financial center. Currently we have plans for two additional de novo branch locations in Morrilton and Cabot, Arkansas.

•	Strategic acquisitions - We will continue to consider strategic acquisitions, with a primary focus on Arkansas and southwestern Florida. When considering a potential acquisition, we assess a combination of factors, but concentrate on the strength of existing management, the growth potential of the bank and the market, the profitability of the bank, and the valuation of the bank. We believe that potential sellers consider us an acquirer of choice, largely due to our community banking philosophy. With each acquisition we seek to maintain continuity of management and the board of directors, consolidate back office operations, add product lines, and implement our credit policy.
Community Banking Philosophy
     Our community banking philosophy consists of four basic principles:
•	operate largely autonomous community banks managed by experienced bankers and a local board of directors, who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our boards of directors, management, shareholders, and customers to actively promote our community banks; and

•	maintain our commitment to the communities we serve by supporting their civic and nonprofit organizations.
Operating Strategy
     Our operating strategies focus on improving credit quality, increasing profitability, finding experienced bankers, and leveraging our infrastructure:
•	Emphasis on credit quality - Credit quality is our first priority in the management of our bank subsidiaries. We employ a set of credit standards across our bank subsidiaries that are designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards at each of our bank subsidiaries. We have a centralized loan review process and regularly monitor each of our bank subsidiaries’ loan portfolios, which we believe enables us to take prompt action on potential problem loans.

•	Continue to improve profitability - We intend to improve our profitability as we leverage the available capacity of our newer branches and employees. We believe our investments in our branch network and centralized technology infrastructure are sufficient to support a larger organization, and therefore believe increases in our expenses should be lower than the corresponding increases in our revenues. We contracted with a third party consultant for an efficiency study which is expected to be completed in 2008.

•	Attract and motivate experienced bankers - We believe a major factor in our success has been our ability to attract and retain bankers who have experience in and knowledge of their local communities. For example, in January 2006, we hired eight experienced bankers in the Searcy, Arkansas, market (located approximately 50 miles northeast of Little Rock), where we subsequently opened three new branches. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Leveraging our infrastructure - The support services we provide to our bank subsidiaries are generally centralized in Conway, Arkansas. These services include finance and accounting, internal audit, compliance, loan review, human resources, training, and data processing.
Our Market Areas
     As of December 31, 2007, we conducted business principally through 43 branches in five counties in Arkansas, nine branches in the Florida Keys and three branches in southwestern Florida. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses, as well as to consumers for a variety of purposes.
     Our loan portfolio as of December 31, 2007, was comprised as follows:

		Percentage
	Amount	of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$607,638	37.8%
Construction/land development	367,422	22.9
Agricultural	22,605	1.4
Residential real estate loans:
Residential 1-4 family	259,975	16.2
Multifamily residential	45,428	2.8

Total real estate	1,303,068	81.1
Consumer	46,275	2.9
Commercial and industrial	219,062	13.6
Agricultural	20,429	1.3
Other	18,160	1.1

Total loans receivable	$1,606,994	100.0%

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
     Loan Approval Procedures. Our bank subsidiaries have supplemented our common loan policies to establish their own loan approval procedures as follows:
•	Individual Authorities. The board of directors of each bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers range from $10,000 to $500,000 for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officer Loan Committees. Most of our bank subsidiaries also give their Officer Loan Committees loan approval authority. In those banks, credits in excess of individual loan limits are submitted to the appropriate bank’s Officer Loan Committee. The Officer Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief lending officer. The Officer Loan Committees have approval authority up to $750,000 at First State Bank, $750,000 at Community Bank, and $1.0 million at Twin City Bank. At Marine Bank, certain officers are allowed to combine limits on secured loans up to $1.0 million for certain grades of credits. Since Bank of Mountain View has no Officer Loan Committee, loans exceeding an officer’s individual authority are approved by the Directors Loan Committee.

•	Directors Loan Committee. Each of our bank subsidiaries has a Directors Loan Committee consisting of outside directors and senior lenders of the bank. Generally, each bank requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the chief lending officer or the chief executive officer of the bank. Each bank’s board of directors establishes the approval authority for this committee, which may be up to that bank’s legal lending limit.

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
Competition
     As of December 31, 2007, we conducted business through 55 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, and White Counties in Arkansas and Monroe, Charlotte and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Employees
     On December 31, 2007, we had 595 full-time equivalent employees. We expect that our staff will increase as a result of our increased branching activities anticipated in 2008. Additionally our staff will increase as a result of our acquisition of Centennial Bancshares, Inc. on January 1, 2008. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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
     Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for our subsidiary banks and are required to commit resources to support them. Until White River Bancshares, Inc. repurchased our 20% ownership on March 3, 2008, we were obligated to act as a source of financial strength for White River Bancshares, Inc., despite the fact we were a minority owner of that Company and thus had no ability to control its operations. Moreover, an obligation to support our bank subsidiaries and White River Bancshares may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it. In addition, any capital loans made by us to our subsidiary banks will be repaid only after their deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of our subsidiary banks and White River Bancshares will be assumed by the bankruptcy trustee and entitled to a priority of payment.
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
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, our Tier 1 risk-based capital ratio was 13.45% and our total risk-based capital ratio was 14.70%. Thus, we are considered adequately capitalized for regulatory purposes.
     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2007, our leverage ratio was 11.44%.
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
     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In recent years, the assessment had been set at zero for well-capitalized banks in the top supervisory subgroup, but beginning in 2007, these institutions will be charged between 5 and 7 cents. The overall level of assessments depends primarily upon claims against the deposit insurance fund. If bank failures were to increase, assessments could rise significantly. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.
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
     FDICIA also places certain restrictions on activities of banks depending on their level of capital. FDICIA divides banks into five different categories, depending on their level of capital. Under regulations adopted by the FDIC, a bank is deemed to be “well-capitalized” if it has a total Risk-Based Capital Ratio of 10.00% or more, a Tier 1 Capital Ratio of 6.00% or more and a Leverage Ratio of 5.00% or more, and the bank is not subject to an order or capital directive to meet and maintain a certain capital level. Under such regulations, a bank is deemed to be “adequately capitalized” if it has a total Risk-Based Capital Ratio of 8.00% or more, a Tier 1 Capital Ratio of 4.00% or more and a Leverage Ratio of 4.00% or more (unless it receives the highest composite rating at its most recent examination and is not experiencing or anticipating significant growth, in which instance it must maintain a Leverage Ratio of 3.00% or more). Under such regulations, a bank is deemed to be “undercapitalized” if it has a total Risk-Based Capital Ratio of less than 8.00%, a Tier 1 Capital Ratio of less than 4.00% or a Leverage Ratio of less than 4.00%. Under such regulations, a bank is deemed to be “significantly undercapitalized” if it has a Risk-Based Capital Ratio of less than 6.00%, a Tier 1 Capital Ratio of less than 3.00% and a Leverage Ratio of less than 3.00%. Under such regulations, a bank is deemed to be “critically undercapitalized” if it has a Leverage Ratio of less than or equal to 2.00%. In addition, the FDIC has the ability to downgrade a bank’s classification (but not to “critically undercapitalized”) based on other considerations even if the bank meets the capital guidelines. According to these guidelines, each of our subsidiary banks were classified as “well-capitalized” as of December 31, 2007.
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

     The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. An exception to this requirement, however, provides that a bank that (i) has assets of less than $500 million, (ii) is categorized as “well-capitalized,” (iii) during its most recent examination, was found to be well managed and its composite rating was outstanding or, in the case of a bank with total assets of not more than $100 million, outstanding or good, (iv) is not currently subject to a formal enforcement proceeding or order by the FDIC or the appropriate federal banking agency and (v) has not been subject to a change in control during the last 12 months, need only be examined once every 18 months.
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
     Federal Home Loan Bank System. The Federal Home Loan Bank system, of which each of our subsidiary banks is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of directors of each regional FHLB.
     As a system member, our subsidiary banks are entitled to borrow from the FHLB of their respective region and is required to own a certain amount of capital stock in the FHLB. Each of our subsidiary banks is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our subsidiary banks are secured by a portion of their respective loan portfolio, certain other investments and the capital stock of the FHLB held by such bank.
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

Privacy
     Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and all of our subsidiaries have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.
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
     Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We maintain an allowance for loan losses that we consider adequate to absorb future losses which may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As of December 31, 2007, our allowance for loan losses was approximately $29.4 million, or 1.8% of our total loans receivable.
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
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2007, approximately 81.1% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that we would be required to increase our provision for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
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
     We have a concentration of exposure to a number of individual borrowers. Under applicable law, each of our bank subsidiaries is generally permitted to make loans to one borrowing relationship up to 20% of their respective capital in the case of our Arkansas bank subsidiaries, and 15% of capital (25% on secured loans) in the case of our Florida bank subsidiary. Historically, when our bank subsidiaries have lending relationships that exceed their individual loan to one borrower limitation, the overline, or amount in excess of the subsidiary bank’s legal lending limit, is participated to our other bank subsidiaries. As a result, on a consolidated basis we may have aggregate exposure to individual or related borrowers in excess of each individual bank subsidiary’s legal lending limit. As of December 31, 2007, the aggregate legal lending limit of our bank subsidiaries for secured loans was approximately $47.7 million. Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of our Chairman and our Vice Chairman.

     As of December 31, 2007, we had 31 borrowing relationships where we had a commitment to loan in excess of $10.0 million, with the aggregate amount of those commitments totaling approximately $512.2 million. The largest of those commitments to one borrowing relationship was $27.3 million, which is 10.8% of our consolidated shareholders’ equity. Given the size of these loan relationships relative to our capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
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
     Our directors and executive officers, as a group, beneficially own approximately 32.8% of our common stock. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting our company with which you disagree.
The holders of our subordinated debentures have rights that are senior to those of our shareholders.
     We have $44.6 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our common stock.
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
     As of December 31, 2007, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 92.2% and our cumulative gap position was -5.2% of total earning assets, resulting in a minimum impact on earnings for various interest rate change scenarios. Floating rate loans made up 38.8% of our $1.61 billion loan portfolio. In addition, 67.6% of our loans receivable and 89.6% of our time deposits were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact to our earnings.
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
     The Sarbanes-Oxley Act of 2002 and the related rules and regulations issued by the SEC and the Nasdaq Stock Market have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices, including the costs of completing the Company’s external audit and maintaining its internal controls.
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
Item 1B. UNRESOLVED STAFF COMMENTS
     There are currently no unresolved Commission staff comments.

Item 2. PROPERTIES
     As of December 31, 2007, our bank subsidiaries operated a total of 43 branches in Arkansas and 12 branches in Florida as shown in the following table:

		Owned or		Date	Square
Office Address	City	Leased		Constructed	Feet
First State Bank
620 Chestnut	Conway, AR	Owned		1999	9,000
2500 Dave Ward Drive	Conway, AR	Owned		2002	2,640
1815 East Oak Street	Conway, AR	Owned		2001	2,640
2690 Donaghey	Conway, AR	Leased		2001	2,600
1445 Hogan Lane	Conway, AR	Leased		2004	3,300
945 Salem Road	Conway, AR	Owned		1999	4,200
1208 Oak	Conway, AR	Owned		1999	2,500
582 Highway 365 South	Mayflower, AR	Leased		2000	800
1044 Main Street	Vilonia, AR	Owned		1999	2,640
#8 Business Park Drive	Greenbrier, AR	Owned		2002	2,640
1300 West Beebe-Capps Expwy	Searcy, AR	Owned		2006	5,000
801 North Maple St.	Searcy, AR	Owned		2007	2,560
411 Hartsfield Dr.	Searcy, AR	Leased		2007	2,200
6039 Heber Springs Road	Quitman, AR	Owned		2007	1,280
Community Bank
2171 West Main	Cabot, AR	Owned		1999	20,500
3111 Bill Foster Memorial Hwy	Cabot, AR	Leased	(1)	2004	3,500
300 West Main	Cabot, AR	Owned		1978	22,150
1204 S. Pine Street	Cabot, AR	Owned		1990	3,300
707 Dewitt Henry Drive	Beebe, AR	Owned		1998	2,924
10 Crestview Plaza	Jacksonville, AR	Leased		1997	2,600
1900 John Hardin Drive	Jacksonville, AR	Owned		2000	3,807

		Owned or		Date	Square
Office Address	City	Leased		Constructed	Feet
Community Bank (continued)
1816 West Main	Jacksonville, AR	Owned		2005	5,000
902 North Street	Ward, AR	Owned		1973	2,400
30 Hwy 64 West	Beebe, AR	Owned		2006	3,425
Twin City Bank
2716 Lakewood Village Place	North Little Rock, AR	Leased		2000	3,579
650 Main	North Little Rock, AR	Leased		2000	1,344
4308 Broadway	North Little Rock, AR	Owned		2001	2,060
3811 MacArthur Drive	North Little Rock, AR	Owned		2000	1,360
4515 Camp Robinson Road	North Little Rock, AR	Owned		2004	3,700
9501 Maumelle Boulevard	Maumelle, AR	Owned		2005	4,000
7213 Hwy. 107	Sherwood, AR	Owned		2002	3,700
301 East Kiehl	Sherwood, AR	Owned		1998	2,898
2922 South University	Little Rock, AR	Leased		2003	3,511
10315 Interstate 30	Little Rock, AR	Owned		2003	3,700
718 Broadway	Little Rock, AR	Owned		2005	2,500
520 Bowman	Little Rock, AR	Leased		2003	4,664
5100 Kavanaugh Avenue	Little Rock, AR	Leased		2003	893
2610 Cantrell Road	Little Rock, AR	Leased		2003	5,000
13910 Cantrell Road	Little Rock, AR	Owned		2003	3,700
9712 Rodney Parham	Little Rock, AR	Owned		2003	3,700
2224 N. Reynolds St	Bryant, AR	Owned		2007	3,700
Bank of Mountain View
121 East Main Street	Mountain View, AR	Owned		1968	1,354
301 Sylamore Ave	Mountain View, AR	Owned		2007	4,464
Marine Bank
11290 Overseas Highway	Marathon, FL	Owned		1995	7,414
25000 Overseas Highway	Summerland Key, FL	Leased		1998	296
82787 Overseas Highway	Islamorada, FL	Owned		1988	705
101 Wilder Road	Big Pine Key, FL	Owned		1998	3,456
4594 Overseas Highway	Marathon, FL	Owned		2000	1,450
2514 N. Roosevelt Blvd	Key West, FL	Leased	(1)	2001	3,756
798 Duck Key Lane	Duck Key, FL	Leased		2001	850
22627 Bayshore Road	Port Charlotte, FL	Leased		2006	3,384
615 Elkcam Circle	Marco Island, FL	Leased		2006	8,000
401 Taylor Street	Punta Gorda, FL	Owned		2006	5,871
100290 Overseas Highway	Key Largo, FL	Leased		2007	4,500
1229 Simonton Street	Key West, FL	Leased		2007	3,440

(1)	Office is located on land that we lease.

     In addition to the branches listed above, we and our non-bank subsidiaries had offices as shown in the following table:

		Owned or	Date	Square
Office Address	City	Leased	Constructed	Feet
719 Harkrider Street	Conway, AR	Owned	1984	33,000
1475 Hogan Lane, Suite 122	Conway, AR	Leased	2004	1,300
203 Dakota Drive, Suites A and C	Cabot, AR	Leased	2000	2,000
1515 N. Center, Suite 9	Lonoke, AR	Leased	2000	600
#3 Crestview Plaza	Jacksonville, AR	Leased	2000	1,600
715 Chestnut	Conway, AR	Leased	1999	2,100
81011 Overseas Highway	Islamorada, FL	Leased	2002	2,500
1638 Overseas Highway	Marathon, FL	Owned	2003	1,960
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
PART II
Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq National Market in the Global Select Market System under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock.

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2007
1st Quarter	$25.11	$21.77	$0.025
2nd Quarter	23.64	21.66	0.035
3rd Quarter	23.08	19.76	0.040
4th Quarter	23.00	19.25	0.045
     Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is necessarily dependent upon the availability of earnings and future financial condition.
     There were no sales of our unregistered securities during the period covered by this report.

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
     We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, that provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2007:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-avergage	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the shareholders	1,014,462	$12.01	399,625

Equity compensation plans not approved by the shareholders	—	—	—

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

			Period Ending
Index	06/22/06	12/31/06	03/31/07	06/30/07	09/30/07	12/31/07
Home Bancshares, Inc.	100.00	133.86	122.91	125.90	121.88	117.54
Russell 2000	100.00	115.28	117.52	122.71	118.92	113.47
SNL Bank and Thrift Index	100.00	112.35	108.86	107.64	103.75	85.68

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$141,765	$123,763	$85,458	$36,681	$21,538
Total interest expense	73,778	60,940	36,002	11,580	8,240

Net interest income	67,987	62,823	49,456	25,101	13,298
Provision for loan losses	3,242	2,307	3,827	2,290	807

Net interest income after provision for loan losses	64,745	60,516	45,629	22,811	12,491
Non-interest income	25,754	19,127	15,222	13,681	6,739
Gain on sale of equity investment	—	—	465	4,410	—
Non-interest expense	61,535	56,478	44,935	26,131	13,070

Income before income taxes and minority interest	28,964	23,165	16,381	14,771	6,160
Provision for income taxes	8,519	7,247	4,935	5,030	2,343
Minority interest	—	—	—	582	48

Net income	$20,445	$15,918	$11,446	$9,159	$3,769

Per share data:
Basic earnings	$1.19	$1.07	$0.92	$1.08	$0.66
Diluted earnings	1.17	1.00	0.82	0.94	0.63
Diluted cash earnings (1)	1.23	1.07	0.89	0.98	0.64
Book value per common share	14.67	13.45	11.45	10.75	9.79
Book value per share with preferred converted to common (2)	14.67	13.45	11.63	11.07	10.29
Tangible book value per common share (3) (6)	12.05	10.72	7.43	7.89	6.63
Tangible book value per share with preferred converted to common (2) (3) (6)	12.05	10.72	8.21	8.70	7.68
Dividends — Common	0.145	0.09	0.07	0.04	0.01
Average common shares outstanding	17,235	14,497	11,862	7,986	5,721
Average diluted shares outstanding	17,525	15,923	13,889	9,783	5,964

Performance ratios:
Return on average assets	0.92%	0.78%	0.69%	1.17%	0.85%
Cash return on average assets (7)	0.98	0.86	0.76	1.26	0.87
Return on average shareholders’ equity	8.50	8.12	7.27	8.61	8.88
Cash return on average tangible equity (3) (8)	11.06	11.46	10.16	11.54	9.44
Net interest margin (10)	3.52	3.51	3.37	3.75	3.47
Efficiency ratio (4)	62.10	64.99	64.94	57.65	64.61

Asset quality:
Nonperforming assets to total assets	0.36%	0.23%	0.47%	1.18%	1.24%
Nonperforming loans to total loans	0.20	0.32	0.69	1.73	1.73
Allowance for loan losses to nonperforming loans	903.97	574.37	291.62	182.40	170.10
Allowance for loans losses to total loans	1.83	1.84	2.01	3.16	2.94
Net (recoveries) charge-offs to average loans	—	0.03	0.38	0.13	0.16

Summary Consolidated Financial Data — Continued

	As of or for the Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$2,291,630	$2,190,648	$1,911,491	$805,186	$803,103
Investment securities	430,399	531,891	530,302	190,466	161,951
Loans receivable	1,606,994	1,416,295	1,204,589	516,655	500,055
Allowance for loan losses	29,406	26,111	24,175	16,345	14,717
Intangible assets	45,229	46,985	48,727	22,816	25,252
Non-interest-bearing deposits	211,993	215,142	209,974	86,186	76,508
Total deposits	1,592,206	1,607,194	1,427,108	552,878	572,218
Subordinated debentures (trust preferred securities)	44,572	44,663	44,755	24,219	24,238
Shareholders’ equity	253,056	231,419	165,857	106,610	99,472
Capital ratios:
Equity to assets	11.04%	10.56%	8.68%	13.24%	12.39%
Tangible equity to tangible assets (3) (9)	9.25	8.60	6.29	10.71	9.54
Tier 1 leverage ratio (5)	11.44	11.29	9.22	13.47	13.06
Tier 1 risk-based capital ratio	13.45	14.57	12.25	17.39	16.35
Total risk-based capital ratio	14.70	15.83	13.51	17.39	16.35
Dividend payout — common	12.23	8.46	7.30	3.71	2.46

(1)	Diluted cash earnings per share reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 20,” for the non-GAAP tabular reconciliation.

(2)	Shares of Class A preferred stock and Class B preferred stock outstanding on the indicated dates are assumed to have been converted to shares of common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 21”.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.

(4)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

(5)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Table 21,” for the non-GAAP tabular reconciliation.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Table 22,” for the non-GAAP tabular reconciliation.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Table 23,” for the non-GAAP tabular reconciliation.

(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Table 24,” for the non-GAAP tabular reconciliation.

(10)	Fully taxable equivalent (assuming an income tax rate of 39.23% for 2007, 2006, 2005 and 2004 and 38.29% for 2003).

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2007, 2006 and 2005. This discussion should be read together with the “Summary Consolidated Financial Data,” our financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of December 31, 2007, we had, on a consolidated basis, total assets of $2.29 billion, loans receivable of $1.61 billion, total deposits of $1.59 billion, and shareholders’ equity of $253.1 million.
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
Key Financial Measures

	As of or for the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Total assets	$2,291,630	$2,190,648	$1,911,491
Loans receivable	1,606,994	1,416,295	1,204,589
Total deposits	1,592,206	1,607,194	1,427,108
Net income	20,445	15,918	11,446
Basic earnings per share	1.19	1.07	0.92
Diluted earnings per share	1.17	1.00	0.82
Diluted cash earnings per share (1)	1.23	1.07	0.89
Net interest margin — FTE	3.52%	3.51%	3.37%
Efficiency ratio	62.10	64.99	64.94
Return on average assets	0.92	0.78	0.69
Return on average equity	8.50	8.12	7.27

(1)	See Table 20 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
2007 Overview
     Our net income increased $4.5 million, or 28.4%, to $20.4 million for the year ended December 31, 2007, from $15.9 million for the same period in 2006. Diluted earnings per share increased $0.17, or 17.0%, to $1.17 for the year ended December 31, 2007, from $1.00 for 2006. The increase in earnings is primarily associated with organic growth of our bank subsidiaries.
     Our return on average equity was 8.50% for the year ended December 31, 2007, compared to 8.12% for 2006. While net income for 2007 increased considerably, return on average equity only increased slightly as a result of the increase in average stockholders’ equity from the net proceeds of our initial public offering in 2006 and retained earnings.

     Our return on average assets was 0.92% for the year ended December 31, 2007, compared to 0.78% for 2006. The increase was primarily due to the $4.5 million improvement in net income for 2007 compared to 2006.
     Our net interest margin on a fully tax equivalent basis was 3.52% for the year ended December 31, 2007, compared to 3.51% for 2006. During 2006, competitive pressures and a slightly inverted yield curve put pressure on our net interest margin. The current competitive pressures eased somewhat during 2007, allowing for a comparable net interest margin from December 31, 2006 to December 31, 2007 by achieving strong loan growth that was funded by both the run off in the investment portfolio and more reasonably priced interest-bearing liabilities.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.10% for the year ended December 31, 2007, compared to 64.99% for 2006. The improvement in our efficiency ratio is primarily due to an increase in net interest income from the net proceeds of our initial public offering and continued improvement of our operations.
     Our total assets increased $101.0 million, or 4.6%, to $2.29 billion as of December 31, 2007, compared to $2.19 billion as of December 31, 2006. Our loan portfolio increased $190.7 million, or 13.5%, to $1.61 billion as of December 31, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $21.7 million, or 9.4%, to $253.1 million as of December 31, 2007, from $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of retained earnings during 2007.
     As of December 31, 2007, our asset quality improved as non-performing loans declined to $3.3 million, or 0.20%, of total loans from $4.5 million, or 0.32%, of total loans as of the prior year-end. The allowance for loan losses as a percent of non-performing loans improved to 904.0% as of December 31, 2007, compared to 574.4% from the prior year-end.
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
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.2 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 130,052 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or our stock at the election of the accredited shareholders. As a result of this transaction, we recorded goodwill of $11.6 million and a core deposit intangible of $694,000.

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
     On January 3, 2005, we purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we invested an additional $3.0 million in White River Bancshares at that time. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. As of December 31, 2007, White River Bancshares had total assets of $536.4 million, loans of $442.4 million, and total deposits of $433.0 million.
     On March 3, 2008, White River Bancshares, Inc. repurchased our 20% ownership for $19.9 million in cash. The repurchase by White River will result in one-time pre-tax gain of approximately $6.1 million or $0.20 diluted earnings per share for 2008.
     We have not specifically allocated the use of these proceeds. The purpose may include paying down debt associated with our subordinated debentures, providing investments in our bank subsidiaries to support growth, including the development of additional banking offices or for general corporate purposes. Presently, we anticipate the additional funds will result in a modest accretion to the 2008 earnings per share of approximately $0.02 to $0.03.
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

De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2007, we opened six de novo branch locations. These branch locations are located in the Arkansas communities of Quitman, Searcy (2 branches) and Bryant plus Key West and Key Largo, Florida. Also during 2007, we consolidated two of our Cabot branch locations into one financial center. Currently we have plans for two additional de novo branch locations in Morrilton and Cabot, Arkansas.
Results of Operations for the Years Ended December 31, 2007, 2006 and 2005
     Our net income increased $4.5 million, or 28.4%, to $20.4 million for the year ended December 31, 2007, from $15.9 million for the same period in 2006. Diluted earnings per share increased $0.17, or 17.0%, to $1.17 for the year ended December 31, 2007, from $1.00 for 2006. The increase in earnings is primarily associated with organic growth of our bank subsidiaries.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2004 at 1%. During 2004, the Federal Funds rate increased 125 basis points to end the year at 2.25%. Over the next 6 quarters, the Federal Funds rate increased 50 basis points in each of the six quarters until June 29, 2006 when it reached 5.25%. The rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our earning assets and interest-bearing liabilities begin to reprice. Most recently, the rate decreased by 75 basis points on January 22, 2008 and 50 basis points on January 30, 2008.
     Net interest income on a fully taxable equivalent basis increased 8.4% to $70.5 million for the year ended December 31, 2007, from $65.1 million for 2006. This increase in net interest income was the result of an $18.3 million increase in interest income offset by $12.8 million increase in interest expense. The $18.3 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $13.7 million, and our earning assets repricing in the higher interest rate environment resulted in a $4.6 million increase in interest income during 2007. The $12.8 million increase in interest expense for the year ended December 31, 2007, is primarily the result of organic growth of our bank subsidiaries combined with our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $6.0 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $6.8 million increase in interest expense during 2007.

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
     Net interest margin, on a fully tax equivalent basis, was 3.52% for the year ended December 31, 2007, compared to 3.51% for 2006. During 2006, competitive pressures and a slightly inverted yield curve put pressure on our net interest margin. The current competitive pressures eased somewhat during 2007, allowing for a comparable net interest margin from December 31, 2006 to December 31, 2007 by achieving strong loan growth that was funded by both the run off in the investment portfolio and more reasonably priced interest-bearing liabilities.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2007, 2006 and 2005, as well as changes in fully taxable equivalent net interest margin for the years 2007 compared to 2006 and 2006 compared to 2005.

Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Interest income	$141,765	$123,763	$85,458
Fully taxable equivalent adjustment	2,526	2,229	1,790

Interest income — fully taxable equivalent	144,291	125,992	87,248
Interest expense	73,778	60,940	36,002

Net interest income — fully taxable equivalent	$70,513	$65,052	$51,246

Yield on earning assets — fully taxable equivalent	7.21%	6.80%	5.74%
Cost of interest-bearing liabilities	4.18	3.79	2.75
Net interest spread — fully taxable equivalent	3.03	3.01	2.99
Net interest margin — fully taxable equivalent	3.52	3.51	3.37
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2007 vs. 2006	2006 vs. 2005
	(In thousands)
Increase in interest income due to change in earning assets	$13,719	$24,119
Increase in interest income due to change in earning asset yields	4,580	14,625
Increase in interest expense due to change in interest-bearing liabilities	6,006	9,856
Increase in interest expense due to change in interest rates paid on interest-bearing liabilities	6,832	15,082

Increase in net interest income	$5,461	$13,806

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2007, 2006 and 2005. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2007			2006			2005
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
				(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$3,235	$166	5.13%	$2,939	$139	4.73%	$3,159	$101	3.20%
Federal funds sold	6,683	342	5.12	16,870	840	4.98	8,048	284	3.53
Investment securities - taxable	371,893	17,003	4.57	427,696	18,879	4.41	442,168	17,103	3.87
Investment securities — non- taxable	98,539	6,468	6.56	91,232	5,814	6.37	66,960	4,301	6.42
Loans receivable	1,521,881	120,312	7.91	1,314,611	100,320	7.63	1,000,906	65,459	6.54

Total interest-earning assets	2,002,231	144,291	7.21	1,853,348	125,992	6.80	1,521,241	87,248	5.74

Non-earning assets	231,114			177,170			137,601

Total assets	$2,233,345			$2,030,518			$1,658,842

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$591,874	$17,032	2.88%	$530,219	$13,179	2.49%	$447,433	$8,267	1.85%
Time deposits	807,765	39,200	4.85	763,291	33,034	4.33	624,692	18,616	2.98

Total interest-bearing deposits	1,399,639	56,232	4.02	1,293,510	46,213	3.57	1,072,125	26,883	2.51
Federal funds purchased	15,538	816	5.25	13,889	689	4.96	13,996	399	2.85
Securities sold under agreement to repurchase	121,751	4,746	3.90	111,635	4,420	3.96	85,876	2,657	3.09
FHLB and other borrowed funds	183,248	8,982	4.90	144,074	6,627	4.60	109,323	4,046	3.70
Subordinated debentures	44,620	3,002	6.73	44,710	2,991	6.69	29,408	2,017	6.86

Total interest-bearing liabilities	1,764,796	73,778	4.18	1,607,818	60,940	3.79	1,310,728	36,002	2.75

Non-interest bearing liabilities
Non-interest-bearing deposits	215,212			215,075			177,511
Other liabilities	12,781			11,611			13,125

Total liabilities	1,992,789			1,834,504			1,501,364
Shareholders’ equity	240,556			196,014			157,478

Total liabilities and shareholders’ equity	$2,233,345			$2,030,518			$1,658,842

Net interest spread			3.03%			3.01%			2.99%
Net interest income and margin		$70,513	3.52		$65,052	3.51		$51,246	3.37

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2007, compared to 2006, and 2006 compared to 2005, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2007 over 2006			2006 over 2005
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$15	$12	$27	$(7)	$45	$38
Federal funds sold	(520)	22	(498)	404	152	556
Investment securities — taxable	(2,532)	656	(1,876)	(575)	2,351	1,776
Investment securities — non- taxable	476	178	654	1,547	(34)	1,513
Loans receivable	16,280	3,712	19,992	22,750	12,111	34,861

Total interest income	13,719	4,580	18,299	24,119	14,625	38,744

Interest expense:
Interest-bearing transaction and savings deposits	1,635	2,218	3,853	1,714	3,198	4,912
Time deposits	2,000	4,166	6,166	4,745	9,673	14,418
Federal funds purchased	85	42	127	(3)	293	290
Securities sold under agreement to repurchase	395	(69)	326	912	851	1,763
FHLB and other borrowed funds	1,897	458	2,355	1,463	1,118	2,581
Subordinated debentures	(6)	17	11	1,025	(51)	974

Total interest expense	6,006	6,832	12,838	9,856	15,082	24,938

Increase (decrease) in net interest income	$7,713	$(2,252)	$5,461	$14,263	$(457)	$13,806

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $3.2 million for the year ended December 31, 2007, $2.3 million for 2006, and $3.8 million for 2005.
     Our provision for loan losses increased $935,000, or 40.5%, to $3.2 million for the year ended December 31, 2007, from $2.3 million for 2006. The increase in the provision is primarily associated with growth in the loan portfolio combined with the unfavorable economic conditions, particularly in the Florida market.
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
     Non-Interest Income. Total non-interest income was $25.8 million in 2007, compared to $19.1 million in 2006 and $15.7 million in 2005. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in earnings of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the years ended December 31, 2007, 2006, and 2005, respectively, as well as changes for the years 2007 compared to 2006 and 2006 compared to 2005.
Table 5: Non-Interest Income

	Years Ended December 31,			2007 Change		2006 Change
	2007	2006	2005	from 2006		from 2005
	(Dollars in thousands)
Service charges on deposit accounts	$11,202	$9,447	$8,319	$1,755	18.6%	$1,128	13.6%
Other service charges and fees	5,470	2,642	2,099	2,828	107.0	543	25.9
Trust fees	131	671	458	(540)	(80.5)	213	46.5
Data processing fees	784	799	668	(15)	(1.9)	131	19.6
Mortgage banking income	1,662	1,736	1,651	(74)	(4.3)	85	5.1
Insurance commissions	762	782	674	(20)	(2.6)	108	16.0
Income from title services	713	957	823	(244)	(25.5)	134	16.3
Increase in cash value of life insurance	2,448	304	256	2,144	705.3	48	18.8
Dividends from FHLB, FRB & bankers’ bank	911	659	315	252	38.2	344	109.2
Equity in income (loss) of unconsolidated affiliates	(86)	(379)	(592)	293	(77.3)	213	(36.0)
Gain on sale of equity investment	—	—	465	—	—	(465)	(100.0)
Gain on sale of SBA loans	170	72	529	98	136.1	(457)	(86.4)
Gain (loss) on sale of premises and equipment	136	163	324	(27)	(16.6)	(161)	(49.7)
Gain (loss) on securities, net	—	1	(539)	(1)	(100.0)	540	(100.2)
Other income	1,451	1,273	237	178	14.0	1,036	437.1

Total non-interest income	$25,754	$19,127	$15,687	$6,627	34.6%	$3,440	21.9%

     Non-interest income increased $6.6 million, or 34.6%, to $25.7 million for the year ended December 31, 2007 from $19.1 million in 2006. The primary factors that resulted in the increase from 2006 to 2007 include:
•	The $1.8 million aggregate increase in service charges on deposit accounts was primarily a result of organic growth of our other bank subsidiaries’ service charges and an improved fee process.

•	The $2.8 million aggregate increase in other service charges and fees was primarily a result of increased retention of interchange fees, an infrequent referral fee received in the first quarter of 2007 and organic growth. More specifically, during the fourth quarter of 2006, we were able to negotiate with a new vendor the processing of interchange fees associated with our electronic banking transactions. This improved position is allowing us to retain more of the interchange fees by leveraging our in-house technology. During January 2007, we received a $125,000 referral fee from another institution for a large loan that we elected not to originate because it was outside our normal lending activities. We do not believe referral fees of this nature will be recurring.

•	In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was caused by our aspiration to improve the overall profitability of the trust efforts. The aggregate decrease in trust fees was primarily the result of the vendor retaining a significant portion of our trust fees. The out-sourcing of the trust management resulted in an $887,000 reduction of non-interest expense for 2007 compared to 2006. This non-interest expense reduction includes $599,000 related to salaries and employee benefits for 2007.

•	Late in the third quarter of 2007, White River Bancshares moved their data processing services in house. This will result in an annual reduction of our data processing fees of approximately $300,000.

•	Our community banks purchased $35 million and $3.5 million of additional bank owned life insurance on December 14, 2006 and April 23, 2007, respectively. The $2.1 million aggregate increase in cash surrender value is primarily related to these new policies.

•	The $252,000 increase in dividends was primarily associated with the Federal Reserve Bank (FRB) stock our bank subsidiaries bought in connection with their change to supervision of the Federal Reserve Board combined with additional stock they bought in Federal Home Loan Bank (FHLB) to increase the their borrowing capacity with FHLB.

•	The equity in loss of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares is operating at a loss as a result of their status as a start up company. The maturity of White River Bancshares and their acquisition of Brinkley Bancshares, Inc. helped to improve their earnings and should allow them to be in a profitable position going forward.

•	Gain on sale of premises and equipment for 2007 remained constant when compared to 2006 due to a gain in the second quarter of 2007 from the final settlement of insurance proceeds associated with the damage incurred by the storm surge during Hurricane Wilma, which struck the Florida Keys during the fourth quarter of 2005.

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
     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2007, 2006, and 2005, as well as changes for the years ended 2007 compared to 2006 and 2006 compared to 2005.

Table 6: Non-Interest Expense

	Years Ended December 31,			2007 Change		2006 Change
	2007	2006	2005	from 2006		from 2005
	(Dollars in thousands)
Salaries and employee benefits	$30,496	$29,313	$23,901	$1,183	4.0%	$5,412	22.6%
Occupancy and equipment	9,459	8,712	6,869	747	8.6	1,843	26.8
Data processing expense	2,648	2,506	1,991	142	5.7	515	25.9
Other operating expenses:
Advertising	2,691	2,383	2,067	308	12.9	316	15.3
Amortization of intangibles	1,756	1,742	1,466	14	0.8	276	18.8
Electronic banking expense	2,359	789	427	1,570	199.0	362	84.8
Directors’ fees	843	774	505	69	8.9	269	53.3
Due from bank service charges	214	331	284	(117)	(35.3)	47	16.5
FDIC and state assessment	1,016	527	503	489	92.8	24	4.8
Insurance	901	1,030	504	(129)	(12.5)	526	104.4
Legal and accounting	1,206	1,025	941	181	17.7	84	8.9
Other professional fees	902	771	534	131	17.0	237	44.4
Operating supplies	983	940	745	43	4.6	195	26.2
Postage	663	663	580	—	—	83	14.3
Telephone	951	975	669	(24)	(2.5)	306	45.7
Other expense	4,447	3,997	2,949	450	11.3	1,048	35.5

Total non-interest expense	$61,535	$56,478	$44,935	$5,057	9.0%	$11,543	25.7%

     Non-interest expense increased $5.0 million, or 9.0%, to $61.5 million for the year ended December 31, 2007, from $56.5 million in 2006. The increase in non-interest expense is the result of the continued expansion of the Company combined with the normal increased cost of doing business. The most significant component of the increase was the $1.6 million increase in electronic banking for 2007. The electronic banking increase was primarily the result of additional costs associated with our ability to retain more of the interchange fee income. During 2007 and 2006, we opened five de novo branch locations in Florida and six in Arkansas.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. An expense of $388,000 was accrued for 2007. This will result in an increase of approximately $535,000 to non-interest expense for 2008. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
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
     Amortization of intangibles expense was $1.8 million for the year ended December 31, 2007, $1.7 million for 2006, and $1.5 million for 2005. The expense was the result of core deposit intangibles created when we completed each of our acquisitions. Our estimated amortization expense for each of the following five years is: 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.7 million; 2011 – $960,000; and 2012 – $530,000.
     Income Taxes. The provision for income taxes increased $1.3 million, or 17.6%, to $8.5 million for the year ended December 31, 2007, from $7.2 million for 2006. The provision for income taxes increased $2.3 million, or 46.8%, to $7.2 million for the year ended December 31, 2006, from $4.9 million for 2005. The effective tax rate for the years ended December 31, 2007, 2006 and 2005 were 29.4%, 31.3% and 30.1%, respectively. The lower effective income tax rate for 2007 is primarily associated with our purchase of $3.5 million and $35 million in additional bank-owned life insurance in the second quarter of 2007 and fourth quarter of 2006, respectively, which resulted in additional tax-free non-interest income.

     During 2007, we invested in Diamond State Ventures II, which is a venture capital fund that provides capital and assistance to small businesses in Arkansas and surrounding states throughout the South and Midwest. Our investment in Diamond State Ventures II resulted in an instant Arkansas state tax credit of one-third of our investment or $143,000 for 2007 which lowered our current year effective tax rate by 50 basis points.
Financial Conditions as of and for the Years Ended December 31, 2007 and 2006
     Our total assets increased $101.0 million, or 4.6%, to $2.29 billion as of December 31, 2007, from $2.19 billion as of December 31, 2006. Our loans receivable increased $190.7 million, or 13.5%, to $1.61 billion as of December 31, 2007, from $1.42 billion as of December 31, 2006. Shareholders’ equity increased $21.7 million, or 9.4%, to $253.1 million as of December 31, 2007, compared to $231.4 million as of December 31, 2006. Asset and loan increases are primarily associated with organic growth of our bank subsidiaries. The increase in stockholders’ equity was primarily the result of retained earnings during 2007.
Loan Portfolio
     Our loan portfolio averaged $1.52 billion during 2007, $1.31 billion during 2006 and $1.00 billion during 2005. Net loans were $1.58 billion, $1.39 billion and $1.18 billion as of December 31, 2007, 2006 and 2005, respectively. The most significant components of the loan portfolio were commercial and residential real estate, real estate construction, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007. These markets continue to experience pressure including the well publicized sub-prime mortgage market.  The Company does not actively market or originate subprime mortgage loans.
     Table 7 presents our period end loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$607,638	$465,306	$411,839	$181,995	$173,743
Construction/land development	367,422	393,410	291,515	116,935	74,138
Agricultural	22,605	11,659	13,112	12,912	5,065
Residential real estate loans:
Residential 1-4 family	259,975	229,588	221,831	86,497	79,246
Multifamily residential	45,428	37,440	34,939	17,708	16,654

Total real estate	1,303,068	1,137,403	973,236	416,047	348,846
Consumer	46,275	45,056	39,447	24,624	31,546
Commercial and industrial	219,062	206,559	175,396	69,345	102,350
Agricultural	20,429	13,520	8,466	6,275	14,409
Other	18,160	13,757	8,044	364	2,904

Total loans receivable	1,606,994	1,416,295	1,204,589	516,655	500,055
Less: Allowance for loan losses	29,406	26,111	24,175	16,345	14,717

Total loans receivable, net	$1,577,588	$1,390,184	$1,180,414	$500,310	$485,338

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
     As of December 31, 2007, commercial real estate loans totaled $997.7 million, or 62.1% of our loan portfolio, compared to $870.3 million, or 61.5% of our loan portfolio, as of December 31, 2006. This increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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
     As of December 31, 2007, we had $305.4 million, or 19.0% of our loan portfolio, in residential real estate loans, compared to $267.0 million, or 18.9% of our loan portfolio, as of December 31, 2006. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans have normal maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of December 31, 2007, our installment consumer loan portfolio totaled $46.3 million, or 2.9% of our total loan portfolio, which is comparable to $45.1 million, or 3.2% of our loan portfolio, as of December 31, 2006.
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
     As of December 31, 2007, commercial and industrial loans outstanding totaled $219.1 million, or 13.6% of our loan portfolio, which is comparable to $206.6 million, or 14.6% of our loan portfolio, as of December 31, 2006.

     Table 8 presents the distribution of the maturity of our loans as of December 31, 2007. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.
Table 8: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$159,463	$306,134	$142,041	$607,638
Construction/land development	216,994	126,702	23,726	367,422
Agricultural	7,366	5,075	10,164	22,605
Residential real estate loans:
Residential 1-4 family	79,484	90,171	90,320	259,975
Multifamily residential	18,462	23,791	3,175	45,428

Total real estate	481,769	551,873	269,426	1,303,068
Consumer	20,890	24,483	902	46,275
Commercial and industrial	87,645	121,865	9,552	219,062
Agricultural	11,126	7,737	1,566	20,429
Other	7,507	8,636	2,017	18,160

Total loans receivable	$608,937	$714,594	$283,463	$1,606,994

With fixed interest rates	$371,468	$534,794	$76,982	$983,244
With floating interest rates	237,469	179,800	206,481	623,750

Total	$608,937	$714,594	$283,463	$1,606,994

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

     Table 9 sets forth information with respect to our non-performing assets as of December 31, 2007, 2006, 2005, 2004, and 2003. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 9: Non-performing Assets

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans	$2,952	$3,905	$7,864	$8,959	$8,600
Loans past due 90 days or more (principal or interest payments)	301	641	426	2	52

Total non-performing loans	3,253	4,546	8,290	8,961	8,652

Other non-performing assets
Foreclosed assets held for sale	5,083	435	758	458	1,274
Other non-performing assets	15	13	11	53	62

Total other non-performing assets	5,098	448	769	511	1,336

Total non-performing assets	$8,351	$4,994	$9,059	$9,472	$9,988

Allowance for loan losses to non-performing loans	903.97%	574.37%	291.62%	182.40%	170.10%
Non-performing loans to total loans	0.20	0.32	0.69	1.73	1.73
Non-performing assets to total assets	0.36	0.23	0.47	1.18	1.24
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
     Total non-performing loans were $3.3 million as of December 31, 2007, compared to $4.5 million as of December 31, 2006. Total non-performing loans were $4.5 million as of December 31, 2006, compared to $8.3 million as of December 31, 2005. While our goal is to maintain sound asset quality, there has been an increase in the non-performing loans during the first quarter of 2008. During the first two months of 2008, our non-performing loans to total loans increased from 0.20% at December 31, 2007 to 0.63% as of February 29, 2008. Part of this increase is related to our acquisition of Centennial Bancshares on January 1, 2008 which reported a 1.10% non-performing loans to total loans as of February 29, 2008. The remaining increase in non-performing loans is indicative of the economic declines in a few of the markets that we serve, particularly in Florida. The appreciation of the real estate market in the Florida Keys has subsided, as a result of the sluggish economy. The weakening real estate market has and may continue pushing up our level of non-performing loans going forward. When we report results for the first quarter of 2008, we could see non-performing loans to total loans in the range of approximately 0.60% to 2.0%. As of the filing of this annual report, we have some concerns about our loan portfolio in that a couple of our markets are witnessing a slow down in sales and some price reduction. The key is our borrower’s ability to weather this economic storm. While we believe our allowance for loan losses is adequate at December 31, 2007, as additional facts become known about relevant internal and external factors that effect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2008.

     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $270,000 for the year ended December 31, 2007, $450,000 in 2006, and $550,000 in 2005 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2007, 2006 and 2005 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2007 and 2006, average impaired loans were $11.8 million and $7.2 million, respectively. At December 31, 2007 and 2006, impaired loans totaled $11.9 million and $11.2 million, respectively. While the year end impaired loans have increased $660,000 from 2006 to 2007, these impaired loans only result in a slight increase in loss exposure. As a result reserves relative to impaired loans at December 31, 2007, were $2.6 million and $2.1 million at December 31, 2006.
     The $4.6 million increase in foreclosed assets held for sale is primarily the result of one credit located in the Florida Keys. This foreclosure was an owner occupied strip center. The space the proprietor occupied has subsequently been leased and the rest of the center is occupied. This property has been written down to the estimated fair value. We are cautiously optimistic that if there is loss on the sale of the strip center, it will not be material.
     As a result of the building boom in northwest Arkansas, this market is experiencing over-development. Management will actively monitor the status of this market as it relates to our real estate loans and make changes to the allowance for loan losses if necessary. As of December 31, 2007, we had two credits amounting to $20.2 million in loans secured by real estate in northwest Arkansas. We anticipate no weakness in these credits as they are well-secured by substantial guarantors. At December 31, 2007, we had no loan participations in northwest Arkansas with our unconsolidated affiliate White River Bancshares, Inc.
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
     Charge-offs and Recoveries. Total charge-offs decreased $688,000, or 45.4%, to $826,000 for the year ended December 31, 2007, from $1.5 million in 2006. Total recoveries decreased $264,000, or 23.1%, to $879,000 for the year ended December 31, 2007 from $1.1 million in 2006. Total charge-offs decreased $3.1 million, or 67.2%, to $1.5 million for the year ended December 31, 2006, from $4.6 million in 2005. Total recoveries increased $293,000, or 34.5%, to $1.1 million for the year ended December 31, 2006 from $850,000 in 2005. The changes in net charge-offs are due to our conservative stance on asset quality. The acquisitions completed in 2005 had a minimal impact on net charge-offs.
     Table 10 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

Table 10: Analysis of Allowance for Loan Losses

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance, beginning of year	$26,111	$24,175	$16,345	$14,717	$5,706
Loans charged off
Real estate:
Commerical real estate loans:
Non-farm/non-residential	16	322	2,448	—	—
Construction/land development	9	125	405	5	23
Agricultural	—	18	15	—	17
Residential real estate loans:
Residential 1-4 family	349	143	515	404	138
Multifamily residential	6	—	—	—	—

Total real estate	380	608	3,383	409	178
Consumer	270	243	—	—	—
Commercial and industrial	176	626	758	499	114
Agricultural	—	—	30	786	80
Other	—	37	440	487	304

Total loans charged off	826	1,514	4,611	2,181	676

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	423	102	294	1,057	1
Construction/land development	1	122	15	13	19
Agricultural	5	—	—	—	—
Residential real estate loans:
Residential 1-4 family	162	346	115	47	31
Multifamily residential	18	66	—	—	—

Total real estate	609	636	424	1,117	51
Consumer	110	104	—	—	—
Commercial and industrial	127	157	102	254	10
Agricultural	—	—	—	17	45
Other	33	246	324	131	44

Total recoveries	879	1,143	850	1,519	150

Net (recoveries) loans charged off	(53)	371	3,761	662	526
Allowance for loan losses of acquired institution	—	—	7,764	—	8,730
Provision for loan losses	3,242	2,307	3,827	2,290	807

Balance, end of year	$29,406	$26,111	$24,175	$16,345	$14,717

Net (recoveries) charge-offs to average loans	(0.00)%	0.03%	0.38%	0.13%	0.16%
Allowance for loan losses to period-end loans	1.83	1.84	2.01	3.16	2.94
Allowance for loan losses to net (recoveries) charge-offs	(55,483)	7,038	642	2,469	2,798

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
     The changes for the year 2007 in the allocation of the allowance for loan losses for the individual types of loans for the most part are consistent with the changes in the outstanding loan portfolio for those products from December 31, 2006. In the opinion of management, any allocation changes not consistent with the changes in the loan portfolio product would be considered normal operating changes, not downgrading or upgrading of any one particular type of loans in the loan portfolio.
     Table 11 presents the allocation of allowance for loan losses as of the dates indicated.
Table 11: Allocation of Allowance for Loan Losses

	As of December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$11,475	37.8%	$9,130	32.8%	$7,202	34.1%	$6,212	35.3%	$5,505	34.8%
Construction/land development	7,332	22.9	7,494	27.8	5,544	24.2	1,690	22.6	1,407	14.8
Agricultural	311	1.4	505	0.8	407	1.1	493	2.5	491	1.0
Residential real estate loans:
Residential 1-4 family	3,968	16.2	3,091	16.2	3,317	18.4	2,185	16.7	2,710	15.8
Multifamily residential	727	2.8	909	2.6	423	2.9	156	3.4	85	3.3

Total real estate	23,813	81.1	21,129	80.2	16,893	80.7	10,736	80.5	10,198	69.7
Consumer	905	2.9	861	3.2	682	3.3	526	4.8	724	6.3
Commercial and industrial	3,243	13.6	3,237	14.6	4,059	14.6	2,025	13.4	2,241	20.5
Agricultural	599	1.3	456	1.0	505	0.7	316	1.2	572	2.9
Other	14	1.1	11	1.0	—	0.7	—	0.1	—	0.6
Unallocated	832	—	417	—	2,036	—	2,742	—	982	—

Total	$29,406	100.0%	$26,111	100.0%	$24,175	100.0%	$16,345	100.0%	$14,717	100.0%

(1)	Percentage of loans in each category to loans receivable.

Investment Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2007 and 2006, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities classified as available for sale may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors. Available-for-sale securities were $430.4 million as of December 31, 2007, compared to $531.9 million as of December 31, 2006. The estimated duration of our securities portfolio was 2.6 years as of December 31, 2007.
     As of December 31, 2007, $181.6 million, or 42.2%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $219.8 million, or 41.3%, of the available-for-sale securities in the prior year. To reduce our income tax burden, $111.3 million, or 25.9%, of the available-for-sale securities portfolio as of December 31, 2007, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $103.4 million, or 19.4%, of the available-for-sale securities as of December 31, 2006. Also, we had approximately $126.3 million, or 29.3%, in obligations of U.S. Government-sponsored enterprises in the available-for-sale securities portfolio as of December 31, 2007, compared to $196.2 million, or 36.9%, of the available-for-sale securities in the prior year.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from increases in market interest rates during 2005 and 2006. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than temporary impairment is identified.

Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.
Table 12: Investment Securities

	As of December 31,
	2007				2006
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government- sponsored enterprises	$126,898	$268	$(872)	$126,294	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	184,949	179	(3,554)	181,574	225,747	41	(5,988)	219,800
State and political subdivisions	111,014	1,105	(812)	111,307	102,536	1,360	(496)	103,400
Other securities	11,411	—	(187)	11,224	12,631	—	(177)	12,454

Total	$434,272	$1,552	$(5,425)	$430,399	$539,999	$1,480	$(9,588)	$531,891

	As of December 31,
	2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government- sponsored enterprises	$162,165	$27	$(4,723)	$157,469
Mortgage-backed securities	264,666	16	(8,209)	256,473
State and political subdivisions	102,928	1,279	(746)	103,461
Other securities	13,571	—	(672)	12,899

Total	$543,330	$1,322	$(14,350)	$530,302

     Table 13 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2007, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table13: Maturity Distribution of Investment Securities

	As of December 31, 2007
		1 Year	5 Years		Total
	1 Year	Through	Through	Over	Amortized	Total Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-Sale
U.S. Government- sponsored enterprises	$82,708	$19,462	$6,805	$17,923	$126,898	$126,294
Mortgage-backed securities	31,549	76,800	30,211	46,389	184,949	181,574
State and political subdivisions	26,942	57,459	18,169	8,444	111,014	111,307
Other securities	2,809	6,439	2,163	—	11,411	11,224

Total	$144,008	$160,160	$57,348	$72,756	$434,272	$430,399

Percentage of total	33.2%	36.9%	13.2%	16.8%	100.0%

Weighted average yield	4.84%	5.45%	5.77%	5.35%	5.27%

Deposits
     Our deposits averaged $1.61 billion for the year ended December 31, 2007, and $1.51 billion for 2006. Total deposits decreased $15.0 million, or 0.9%, to $1.59 billion as of December 31, 2007, from $1.61 billion as of December 31, 2006. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of December 31, 2007 and 2006, brokered deposits were $39.3 million and $50.2 million, respectively.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. The increase in interest rates paid from 2006 to 2007 is reflective of the Federal Reserve increasing the Federal Funds rate beginning in 2004 and the associated repricing of deposits during the subsequent years. On September 18, 2007, October 31, 2007 and December 11, 2007, the Federal Funds rate was lowered by 50 basis points, 25 basis points and 25 basis points, respectively. Due to these reductions occurring late in 2007, the impact for the year was minimal. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as deposits reprice. Average interest rates for 2007 reflect the higher interest rate environment that existed until late in 2007 when the Federal Funds rate was lowered. Because the rate was lowered by 75 basis points on January 22, 2008 and another 50 basis points on January 30, 2008, we expect the impact of the decreases in the Federal Funds rate to be more prominent in 2008.

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2007, 2006, and 2005.
Table 14: Average Deposit Balances and Rates

	Years Ended December 31,
	2007		2006		2005
		Average
	Average	Rate	Average	Average	Average	Average
	Amount	Paid	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$215,212	—%	$215,075	—%	$177,511	—%
Interest-bearing transaction accounts	536,032	3.04	458,463	2.63	389,291	1.94
Savings deposits	55,842	1.35	71,756	1.59	58,142	1.24
Time deposits:
$100,000 or more	460,244	4.95	418,903	4.61	357,464	3.16
Other time deposits	347,521	4.72	344,388	3.99	267,228	2.74

Total	$1,614,851	3.48%	$1,508,585	3.06%	$1,249,636	2.15%

     Table 15 presents our maturities of large denomination time deposits as of December 31, 2007 and 2006.
Table 15: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2007		2006
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$170,092	39.1%	$230,126	47.3%
Over three months to six months	90,147	20.8	85,327	17.6
Over six months to 12 months	132,472	30.4	103,810	21.3
Over 12 months	42,777	9.7	67,083	13.8

Total	$435,488	100.0%	$486,346	100.0%

   FHLB Borrowings
     Our FHLB borrowings were $251.8 million as of December 31, 2007, and $151.8 million as of December 31, 2006. The outstanding balance for December 31, 2007, includes $116.0 million of short-term advances and $135.8 million of long-term advances. The outstanding balance for December 31, 2006, includes $5.0 million of short-term advances and $146.8 million of long-term advances. Our remaining FHLB borrowing capacity was $186.6 million as of December 31, 2007, and $323.6 million as of December 31, 2006.

   Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.6 million and $44.7 million as of December 31, 2007 and 2006, respectively.
     Table 16 reflects subordinated debentures as of December 31, 2007 and 2006, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 16: Subordinated Debentures

	As of December 31,
	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with a prepayment penalty declining from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,333	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total	$44,572	$44,663

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
   Shareholders’ Equity
     Stockholders’ equity was $253.1 million at December 31, 2007 compared to $231.4 million at December 31, 2006, an increase of 9.3%. As of December 31, 2007 our equity to asset ratio was 11.0%, compared to 10.6% as of December 31, 2006. Book value per common share was $14.67 at December 31, 2007 compared to $13.45 at December 31, 2006, a 9.1% increase. The increases in stockholders’ equity and book value per share were primarily the result of retained earnings during the prior twelve months.

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
     Cash Dividends. We declared cash dividends on our common stock of $0.145 for the year ended December 31, 2007. We declared cash dividends on our common stock, Class A preferred stock, and Class B preferred stock of $0.090, $0.1458 and $0.3325 per share, respectively, for the year ended December 31, 2006. The common per share amounts are reflective of the three-for-one stock split during 2005.
     On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to one million shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations.
Liquidity and Capital Adequacy Requirements
     Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($31.4 million as of December 31, 2007) and dividends received from our bank subsidiaries.
     Dividend payments by our bank subsidiaries are subject to various regulatory limitations. As the result of historical special dividends paid and leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at December 31, 2007.

     Risk-Based Capital. We, as well as our bank subsidiaries, are subject to various regulatory capital requirements administered by the federal banking agencies. Until White River Bancshares, Inc. repurchased our 20% ownership on March 3, 2008, we were deemed by federal regulators to be a source of financial strength for White River Bancshares, despite having owned only 20% of its equity. Failure to meet minimum capital requirements can initiate certain mandatory and other discretionary actions by regulators that, if enforced, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2007 and 2006, we met all regulatory capital adequacy requirements to which we were subject.
     Table 17 presents our risk-based capital ratios as of December 31, 2007 and 2006.
Table 17: Risk-Based Capital

	As of December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$253,056	$231,419
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(42,332)	(43,433)
Qualifying minority interest	—	—
Unrealized loss on available-for-sale securities	2,255	4,892
Other	—	—

Total Tier 1 capital	255,979	235,878

Tier 2 capital
Qualifying allowance for loan losses	23,861	20,308
Other	—	—

Total Tier 2 capital	23,861	20,308

Total risk-based capital	$279,840	$256,186

Average total assets for leverage ratio	$2,236,776	$2,089,130

Risk weighted assets	$1,903,364	$1,618,849

Ratios at end of year
Leverage ratio	11.44%	11.29%
Tier 1 risk-based capital	13.45	14.57
Total risk-based capital	14.70	15.83
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 18 presents actual capital amounts and ratios as of December 31, 2007 and 2006, for our bank subsidiaries and us.
Table 18: Capital and Ratios

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

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
     Table 19 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2007.
Table 19: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
			(In thousands)
Operating lease obligations	$1,116	$2,057	$1,823	$4,359	$9,355
FHLB advances	178,346	50,877	10,139	12,388	251,750
Subordinated debentures	—	—	—	44,572	44,572
Loan commitments	211,370	63,663	21,308	19,046	315,387
Letters of credit	10,931	317	98	4,492	15,838
Non-GAAP Financial Measurements
     We had $45.2 million, $47.0 million, and $48.7 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2007, 2006 and 2005, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 20 through 24, respectively.
Table 20: Diluted Cash Earnings Per Share

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
GAAP net income	$20,445	$15,918	$11,446
Intangible amortization after-tax	1,068	1,059	891

Cash earnings	$21,513	$16,977	$12,337

GAAP diluted earnings per share	$1.17	$1.00	$0.82
Intangible amortization after-tax	0.06	0.07	0.07

Diluted cash earnings per share	$1.23	$1.07	$0.89

Table 21: Tangible Book Value Per Share

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Book value per common share: (A-B-C)/D	$14.67	$13.45	$11.45
Book value per common share with preferred converted to common: A/(D+E+F)	14.67	13.45	11.63
Tangible book value per common share:(A-B-C-G-H)/D	12.05	10.72	7.43
Tangible book value per share with preferred converted to common: (A-G-H)/(D+E+F)	12.05	10.72	8.21

(A) Total shareholders’ equity	$253,056	$231,419	$165,857
(B) Total preferred A shareholders’ equity	—	—	20,760
(C) Total preferred B shareholders’ equity	—	—	6,422
(D) Common shares outstanding	17,250	17,206	12,114
(E) Preferred A shares converted to common	—	—	1,639
(F) Preferred B shares converted to common	—	—	507
(G) Goodwill	37,527	37,527	37,527
(H) Core deposit and other intangibles	7,702	9,458	11,200
Table 22: Cash Return on Average Assets

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Return on average assets: A/C	0.92%	0.78%	0.69%
Cash return on average assets: B/(C-D)	0.98	0.86	0.76
(A) Net income	$20,445	$15,918	$11,446
(B) Cash earnings	21,513	16,977	12,337
(C) Average assets	2,233,345	2,030,518	1,658,842
(D) Average goodwill, core deposits and other intangible assets	46,102	47,870	36,035
Table 23: Cash Return on Average Tangible Equity

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	8.50%	8.12%	7.27%
Return on average tangible equity: B/(C-D)	11.06	11.46	10.16
(A) Net income	$20,445	$15,918	$11,446
(B) Cash earnings	21,513	16,977	12,337
(C) Average shareholders’ equity	240,556	196,014	157,478
(D) Average goodwill, core deposits and other intangible assets	46,102	47,870	36,035

Table 24: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Equity to assets: B/A	11.04%	10.56%	8.68%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.25	8.60	6.29

(A) Total assets	$2,291,630	$2,190,648	$1,911,491
(B) Total shareholders’ equity	253,056	231,419	165,857
(C) Goodwill	37,527	37,527	37,527
(D) Core deposit and other intangibles	7,702	9,458	11,200
Quarterly Results
     Table 25 presents selected unaudited quarterly financial information for 2007 and 2006.
Table 25: Quarterly Results

	2007 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$34,184	$35,144	$36,381	$36,056	$141,765
Total interest expense	18,122	18,399	19,061	18,196	73,778

Net interest income	16,062	16,745	17,320	17,860	67,987
Provision for loan losses	820	680	547	1,195	3,242

Net interest income after provision for loan losses	15,242	16,065	16,773	16,665	64,745
Total non-interest income	6,205	6,583	6,312	6,654	25,754
Total non-interest expense	14,741	15,517	15,599	15,678	61,535

Income before income taxes	6,706	7,131	7,486	7,641	28,964
Income tax expense	1,945	2,070	2,258	2,246	8,519

Net income	$4,761	$5,061	$5,228	$5,395	$20,445

Per share data:
Basic earnings	$0.28	$0.29	$0.30	$0.32	$1.19
Diluted earnings	0.27	0.29	0.30	0.31	1.17
Diluted cash earnings	0.29	0.30	0.31	0.33	1.23

	2006 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$27,734	$29,886	$32,458	$33,685	$123,763
Total interest expense	12,928	14,523	16,022	17,467	60,940

Net interest income	14,806	15,363	16,436	16,218	62,823
Provision for loan losses	484	590	649	584	2,307

Net interest income after provision for loan losses	14,322	14,773	15,787	15,634	60,516
Total non-interest income	4,401	4,598	4,698	5,429	19,126
Gain (loss) on securities, net	—	1	—	—	1
Total non-interest expense	13,619	14,143	14,237	14,479	56,478

Income before income taxes	5,104	5,229	6,248	6,584	23,165
Income tax expense	1,588	1,593	1,960	2,106	7,247

Net income	$3,516	$3,636	$4,288	$4,478	$15,918

Per share data:
Basic earnings	$0.28	$0.28	$0.26	$0.25	$1.07
Diluted earnings	0.24	0.25	0.25	0.26	1.00
Diluted cash earnings	0.26	0.27	0.26	0.28	1.07
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to provide companies with an option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. SFAS 159 will be effective for us on January 1, 2008. Because we did not elect the fair value measurement provision for any of our financial assets or liabilities, the adoption of SFAS 159 is not expected to have a material impact on our 2008 consolidated financial statements. Presently, we have not determined whether we will elect the fair value measurement provisions for future transactions.
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

     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee.  In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee.  These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of December 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits.  The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and cash equivalents, federal funds sold, maturities of investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of December 31, 2007, our cash and cash equivalents balances were $55.0 million, or 2.4% of total assets, compared to $59.7 million, or 2.7% of total assets, as of December 31, 2006. Our investment securities and Fed funds sold were $430.5 million as of December 31, 2007 and $540.9 million as of December 31, 2006.
     As of December 31, 2007, $112.5 million, or 45.2%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $83.4 million, or 33.5%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2006, $166.4 million, or 53.3%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $99.0 million, or 31.7%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2007 and 2006, $210.6 million and $287.2 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

     Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable rates. As of December 31, 2007 and 2006, approximately $995.2 million, or 61.9%, and $899.7 million, or 63.5%, respectively, of our loans matured within one year and/or had adjustable interest rates. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2007, our total deposits were $1.59 billion, or 69.5% of total assets, compared to $1.61 billion, or 73.4% of total assets, as of December 31, 2006. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $88.2 million and $62.1 million on an unsecured basis as of December 31, 2007 and 2006, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $251.8 million as of December 31, 2007 and $151.8 million as of December 31, 2006. The outstanding balance for December 31, 2007, included $116.0 million of short-term advances and $135.8 million of FHLB long-term advances. The outstanding balance for December 31, 2006, included $5.0 million of short-term advances and $146.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $186.6 million and $323.6 million as of December 31, 2007 and 2006, respectively.
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

     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2007, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
     Table 26 presents our sensitivity to net interest income as of December 31, 2007.
Table 26: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	(4.9)%
Up 100 basis points	(2.3)
Down 100 basis points	1.9
Down 200 basis points	0.9
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2007, our gap position was slightly liability sensitive with a one-year cumulative repricing gap of -5.2%, compared to -1.1% as of December 31, 2006. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is slightly lower than that of the liability base. As a result, our net interest income will have a slight negative affect in an environment of modestly rising rates. Our net interest income will have a slight positive affect in an environment of modestly declining rates.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their assumed maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 27 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2007.
Table 27: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$3,553	$—	$—	$—	$—	$—	$—	$3,553
Federal funds sold	76	—	—	—	—	—	—	76
Investment securities	19,214	35,886	29,401	77,901	78,318	115,601	74,078	430,399
Loans receivable	620,510	94,438	158,659	212,253	229,253	268,174	23,707	1,606,994

Total earning assets	643,353	130,324	188,060	290,154	307,571	383,775	97,785	2,041,022

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,519	49,037	73,556	147,112	39,704	105,060	143,489	582,477
Time deposits	116,417	193,875	189,236	214,860	50,086	33,121	141	797,736
Federal funds purchased	16,407	—	—	—	—	—	—	16,407
Securities sold under repurchase agreements	94,436	—	—	—	3,630	10,890	11,616	120,572
FHLB and other borrowed funds	173,039	25,324	225	13,426	494	37,794	1,448	251,750
Subordinated debentures	1	5,157	20,623	7	16	59	18,709	44,572

Total interest-bearing liabilities	424,819	273,393	283,640	375,405	93,930	186,924	175,403	1,813,514

Interest rate sensitivity gap	$218,534	$(143,069)	$(95,580)	$(85,251)	$213,641	$196,851	$(77,618)	$227,508

Cumulative interest rate sensitivity gap	$218,534	$75,465	$(20,115)	$(105,366)	$108,275	$305,126	$227,508
Cumulative rate sensitive assets to rate sensitive liabilities	151.4%	110.8%	98.0%	92.2%	107.5%	118.6%	112.5%
Cumulative gap as a % of total earning assets	10.7%	3.7%	(1.0)%	(5.2)%	5.3%	14.9%	11.1%

Item 8: CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Management’s Report on Internal Control Over Financial Reporting
The management of Home BancShares, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of the Company’s financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective based on the specified criteria.
BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, is included herein.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
Little Rock, Arkansas
March 4, 2008

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 4, 2008, expressed an unqualified opinion thereon.
/s/ BKD, LLP
Little Rock, Arkansas
March 4, 2008

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2007	2006
Assets
Cash and due from banks	$51,468	$53,004
Interest-bearing deposits with other banks	3,553	6,696

Cash and cash equivalents	55,021	59,700
Federal funds sold	76	9,003
Investment securities — available for sale	430,399	531,891
Loans receivable	1,606,994	1,416,295
Allowance for loan losses	(29,406)	(26,111)

Loans receivable, net	1,577,588	1,390,184
Bank premises and equipment, net	67,702	57,339
Foreclosed assets held for sale	5,083	435
Cash value of life insurance	48,093	42,149
Investments in unconsolidated affiliates	15,084	12,449
Accrued interest receivable	14,321	13,736
Deferred tax asset, net	9,163	8,361
Goodwill	37,527	37,527
Core deposit and intangibles	7,702	9,458
Other assets	23,871	18,416

Total assets	$2,291,630	$2,190,648

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$211,993	$215,142
Savings and interest-bearing transaction accounts	582,477	582,425
Time deposits	797,736	809,627

Total deposits	1,592,206	1,607,194
Federal funds purchased	16,407	25,270
Securities sold under agreements to repurchase	120,572	118,825
FHLB borrowed funds	251,750	151,768
Accrued interest payable and other liabilities	13,067	11,509
Subordinated debentures	44,572	44,663

Total liabilities	2,038,574	1,959,229
Stockholders’ equity:
Common stock, par value $0.01 in 2007 and 2006; shares authorized 50,000,000 in 2007 and 25,000,000 in 2006; shares issued and outstanding 17,250,036 in 2007 and 17,205,649 in 2006	173	172
Capital surplus	195,649	194,595
Retained earnings	59,489	41,544
Accumulated other comprehensive loss	(2,255)	(4,892)

Total stockholders’ equity	253,056	231,419

Total liabilities and stockholders’ equity	$2,291,630	$2,190,648

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2007	2006	2005
Interest income:
Loans	$120,067	$100,152	$65,244
Investment securities
Taxable	17,003	18,879	17,103
Tax-exempt	4,187	3,753	2,726
Deposits — other banks	166	139	101
Federal funds sold	342	840	284

Total interest income	141,765	123,763	85,458

Interest expense:
Interest on deposits	56,232	46,213	26,883
Federal funds purchased	816	689	399
FHLB and other borrowed funds	8,982	6,627	4,046
Securities sold under agreements to repurchase	4,746	4,420	2,657
Subordinated debentures	3,002	2,991	2,017

Total interest expense	73,778	60,940	36,002

Net interest income	67,987	62,823	49,456
Provision for loan losses	3,242	2,307	3,827

Net interest income after provision for loan losses	64,745	60,516	45,629

Non-interest income:
Service charges on deposit accounts	11,202	9,447	8,319
Other services charges and fees	5,470	2,642	2,099
Trust fees	131	671	458
Data processing fees	784	799	668
Mortgage banking income	1,662	1,736	1,651
Insurance commissions	762	782	674
Income from title services	713	957	823
Increase in cash value of life insurance	2,448	304	256
Dividends from FHLB, FRB & bankers’ bank	911	659	315
Equity in (loss) income of unconsolidated affiliates	(86)	(379)	(592)
Gain on sale of equity investment	—	—	465
Gain on sale of SBA loans	170	72	529
Gain (loss) on sale of premises and equipment	136	163	324
Gain (loss) on securities, net	—	1	(539)
Other income	1,451	1,273	237

Total non-interest income	25,754	19,127	15,687

Non-interest expense:
Salaries and employee benefits	30,496	29,313	23,901
Occupancy and equipment	9,459	8,712	6,869
Data processing expense	2,648	2,506	1,991
Other operating expenses	18,932	15,947	12,174

Total non-interest expense	61,535	56,478	44,935

Income before income taxes	28,964	23,165	16,381
Income tax expense	8,519	7,247	4,935

Net income available to all shareholders	20,445	15,918	11,446
Less: Preferred stock dividends	—	359	574

Income available to common shareholders	$20,445	$15,559	$10,872

Basic earnings per share	$1.19	$1.07	$0.92

Diluted earnings per share	$1.17	$1.00	$0.82

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
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Net issuance of 681 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	—	8
Net issuance of 57,016 shares of common stock from exercise of stock options	—	—	—	534	—	—	—	534
Tax benefit from stock options exercised	—	—	—	211	—	—	—	211
Share-based compensation	—	—	—	380	—	—	—	380
Cash dividends — Preferred Stock A, $0.1458 per share	—	—	—	—	(303)	—	—	(303)
Cash dividends — Preferred Stock B, $0.3325 per share	—	—	—	—	(56)	—	—	(56)
Cash dividends — Common Stock, $0.09 per share	—	—	—	—	(1,346)	—	—	(1,346)

Balances at December 31, 2006	—	—	172	194,595	41,544	(4,892)	—	231,419
Comprehensive income (loss):
Net income	—	—	—	—	20,445	—	—	20,445
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,639	—	—	—	—	—	2,541	—	2,541
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	96	—	96

Comprehensive income								23,082
Net issuance of 44,387 shares of common stock from exercise of stock options	—	—	1	354	—	—	—	355
Tax benefit from stock options exercised	—	—	—	244	—	—	—	244
Share-based compensation	—	—	—	456	—	—	—	456
Cash dividends — Common Stock, $0.145 per share	—	—	—	—	(2,500)	—	—	(2,500)

Balances at December 31, 2007	$—	$—	$173	$195,649	$59,489	$(2,255)	$—	$253,056

(1)	All share and per share amounts have been restated to reflect the effect of the 2005 three for one stock split.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2007	2006	2005
Operating Activities
Net income	$20,445	$15,918	$11,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,555	4,541	3,624
Amortization/Accretion	1,884	2,490	2,582
Share-based compensation	456	380	—
Tax benefits from stock options exercised	(244)	(211)	—
Gain on sale of assets	(561)	(616)	(605)
Gain on sale of equity investment	—	—	(465)
Provision for loan losses	3,242	2,307	3,827
Deferred income tax benefit	(2,467)	(1,466)	(128)
Equity in (income) loss of unconsolidated affiliates	86	379	592
Increase in cash value of life insurance	(2,448)	(304)	(254)
Originations of mortgage loans held for sale	(93,028)	(87,611)	(89,638)
Proceeds from sales of mortgage loans held for sale	90,569	88,224	88,939
Changes in assets and liabilities:
Accrued interest receivable	(585)	(2,578)	(741)
Other assets	(5,455)	(7,259)	4,788
Accrued interest payable and other liabilities	1,802	3,216	(3,549)

Net cash provided by operating activities	18,251	17,410	20,418

Investing Activities
Net (increase) decrease in federal funds sold	8,927	(1,948)	3,556
Net (increase) decrease in loans	(195,998)	(215,356)	(152,155)
Purchases of investment securities available for sale	(171,469)	(187,144)	(157,440)
Proceeds from maturities of investment securities available for sale	276,943	188,638	201,472
Proceeds from sales of investment securities available for sale	—	1,000	58,945
Proceeds from maturities of investment securities held to maturity	—	—	100
Proceeds from sale of SBA loans	2,957	1,250	6,042
Proceeds from foreclosed assets held for sale	631	2,191	1,077
Purchases of premises and equipment, net	(14,782)	(9,955)	(5,973)
Purchase of bank owned life insurance	(3,496)	(35,000)	—
Acquisition of financial institution, net funds disbursed	—	—	(31,349)
Investments in unconsolidated affiliates	(2,625)	(3,000)	(9,091)

Net cash used in investing activities	(98,912)	(259,324)	(84,816)

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
(In thousands)	2007	2006	2005
Financing Activities
Net increase (decrease) in deposits	(14,988)	180,086	15,332
Net increase (decrease) in securities sold under agreements to repurchase	1,747	15,107	36,705
Net increase (decrease) in federal funds purchased	(8,863)	(19,225)	36,545
Net increase (decrease) in FHLB and other borrowed funds	99,982	34,714	(13,333)
Proceeds from issuance of subordinated debentures	—	—	15,000
Repurchase of stock	—	—	(163)
Proceeds from initial public offering, net	—	47,205	—
Proceeds from exercise of stock options	355	544	588
Tax benefits from stock options exercised	249	211	—
Conversion of preferred stock A fractional shares	—	(2)	—
Dividends paid	(2,500)	(1,705)	(1,410)

Net cash provided by financing activities	75,982	256,935	89,264

Net change in cash and cash equivalents	(4,679)	15,021	24,866
Cash and cash equivalents — beginning of year	59,700	44,679	19,813

Cash and cash equivalents — end of year	$55,021	$59,700	$44,679

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
Investments in Unconsolidated Affiliates
     The Company had a 20.4% and 20.1% investment in White River Bancshares, Inc. (WRBI) at December 31, 2007 and 2006, respectively. The Company’s investment in WRBI at December 31, 2007 and 2006 totaled $13.8 million and $11.1 million, respectively. The investment in WRBI is accounted for on the equity method. The Company’s share of WRBI operating loss included in non-interest income in 2007, 2006 and 2005 totaled $86,000, $379,000 and $592,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at December 31, 2007 and 2006 amounted to $92,000 and $2,000, respectively. Although the Company purchased 20% of the common stock of WRBI on January 3, 2005, WRBI did not begin operations until May 1, 2005. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.
     The Company has invested funds representing 100% ownership in four statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.3 million at December 31, 2007 and 2006. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of December 31, 2007 and 2006, and for the years then ended:

	2007	2006	2005
	(In thousands)
Assets	$580,753	$387,599	$229,072
Liabilities	513,257	330,640	176,511
Equity	67,496	56,959	52,561
Net income (loss)	(284)	(1,822)	(2,658)
Intangible Assets
     Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent the estimated value related to customer deposit relationships in the Company’s acquisitions. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2007 and 2006, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
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
Derivative Financial Instruments
     The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk. The Company records all derivatives on the balance sheet at fair value. Historically the Company’s policy has been not to invest in derivative type investments but as a result of the acquisition in June 2005, the Company acquired a derivative financial instrument on a $5.0 million subordinated debenture. The Company does not use the shortcut method and instead utilizes the period-by-period dollar-offset method in assessing hedge effectiveness. The hedge is considered to be highly effective.
     In December 2007, the Company executed back-to-back interest rate swap agreements associated with one loan in the portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB 133. The notional amount of the loan was $14.5 million at December 31, 2007.

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
 Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2007	2006	2005
	(In thousands)
Net income available to all shareholders	$20,445	$15,918	$11,446
Less: Preferred stock dividends	—	(359)	(574)

Income available to common shareholders	$20,445	$15,559	$10,872

Average shares outstanding	17,235	14,497	11,862
Effect of common stock options	290	157	78
Effect of preferred stock options	—	17	22
Effect of preferred stock conversions	—	1,252	1,927

Diluted shares outstanding	17,525	15,923	13,889

Basic earnings per share	$1.19	$1.07	$0.92
Diluted earnings per share	$1.17	$1.00	$0.82

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
     The Company’s defined benefit pension plans terminated in 2007.
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

2. Acquisitions
     On January 1, 2008, HBI acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.2 million, in shares of the Company’s common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 130,052 shares of the Company’s common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or the Company’s stock at the election of the accredited shareholders. As a result of this transaction, the Company recorded goodwill of $11.6 million and a core deposit intangible of $694,000.
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
     On January 3, 2005, HBI purchased 20% of the common stock of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares is a newly formed corporation, which owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain HBI’s 20% ownership, it invested an additional $3.0 million in White River Bancshares at that time. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. of Brinkley, Arkansas. As a result, HBI made a $2.6 million investment in White River Bancshares on June 29, 2007 to maintain its 20% ownership. As of December 31, 2007, White River Bancshares had total assets of $536.4 million, loans of $442.4 million, and total deposits of $433.0 million. On March 3, 2008, White River Bancshares, Inc. repurchased HBI’s 20% ownership for $19.9 million.
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

2005
(In thousands,
except per share
data)
Net interest income	$56,184
Non-interest income	16,951

Total revenue	$73,135

Net income	$13,291

Basic earnings per share	$1.05

Diluted earnings per share	$0.93

3. Investment Securities
     The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

	December 31, 2006
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

     Assets, principally investment securities, having a carrying value of approximately $210.6 million and $287.2 million at December 31, 2007 and 2006, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $120.6 million and $118.8 million at December 31, 2007 and 2006, respectively.
     The amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$144,008	$143,073
Due after one year through five years	160,160	159,588
Due after five years through ten years	57,348	56,466
Due after ten years	72,756	71,272

Total	$434,272	$430,399

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

     There were no securities classified as held to maturity at December 31, 2007 and 2006.
     During the year ended December 31, 2007, no available for sale securities were sold. During the years ended December 31, 2006 and 2005, $1.0 million and $58.9 million in available for sale securities, respectively, were sold. The gross realized gains on such sales totaled $1,000 and $54,000 for years ended December 31, 2006 and 2005, respectively. The gross realized loss on such sales totaled $593,000 for the year ended December 31, 2005. The income tax expense/benefit related to net security gains and losses was 39.23% of the gross amounts for 2006 and 2005.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines primarily resulted from increases in market interest rates during 2005 and 2006. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary, impairment is identified.
     For the year ended December 31, 2007, the Company had $4.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $4.9 million in unrealized losses are $2.5 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. No securities were deemed by management to have other than-temporary impairments for the years ended December 31, 2007 and 2006, besides securities for which an impairment was taken during 2004. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuers financial condition, or downgrades by rating agencies. In addition, approximately 70.3% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2007 and 2006:

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$20,580	$35	$80,093	$837	$100,673	$872
Mortgage-backed securities	7,906	28	142,572	3,526	150,478	3,554
State and political subdivisions	29,469	460	18,452	352	47,921	812
Other securities	—	—	2,414	187	2,414	187

	$57,955	$523	$243,531	$4,902	$301,486	$5,425

	December 31, 2006
	Less Than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$13,453	$22	$143,757	$2,905	$157,210	$2,927
Mortgage-backed securities	7,482	38	199,761	5,950	207,243	5,988
State and political subdivisions	7,822	54	23,390	442	31,212	496
Othersecurities	—	—	7,475	177	7,475	177

State and political subdivisions	$28,757	$114	$374,383	$9,474	$403,140	$9,588

4: Loans receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	December 31,
	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$607,638	$465,306
Construction/land development	367,422	393,410
Agricultural	22,605	11,659
Residential real estate loans
Residential 1-4 family	259,975	229,588
Multifamily residential	45,428	37,440

Total real estate	1,303,068	1,137,403
Consumer	46,275	45,056
Commercial and industrial	219,062	206,559
Agricultural	20,429	13,520
Other	18,160	13,757

Total loans receivable before allowance for loan losses	1,606,994	1,416,295
Allowance for loan losses	29,406	26,111

Total loans receivable, net	$1,577,588	$1,390,184

     The following is a summary of activity within the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$26,111	$24,175	$16,345
Loans charged off	(826)	(1,514)	(4,611)
Recoveries on loans previously charged off	879	1,143	850

Net charge-offs	53	(371)	(3,761)
Provision charged to operating expense	3,242	2,307	3,827
Allowance for loan losses of acquired institutions	—	—	7,764

Balance, end of year	$29,406	$26,111	$24,175

     At December 31, 2007 and 2006, accruing loans delinquent 90 days or more totaled $301,000 and $641,000, respectively. Non-accruing loans at December 31, 2007 and 2006 were $3.0 million and $3.9 million, respectively.
     Real estate securing loans having a carrying value of $5.0 million and $1.5 million were transferred to foreclosed assets held for sale in 2007 and 2006, respectively. The Company is not committed to lend additional funds to customers whose loans have been modified, restructured, or foreclosed upon. During 2007, the Company sold foreclosed real estate with a carrying value of $376,000 and $1.8 million during 2007 and 2006, respectively, which resulted in gains of $255,000 and $380,000 during 2007 and 2006, respectively, which are included in other non-interest income.
     During 2007, 2006 and 2005, the Company sold $2.8 million, $1.0 million and $5.5 million of the guaranteed portion of certain SBA loans, which resulted in gains of $170,000, $72,000 and $529,000 during 2007, 2006 and 2005, respectively.
     Mortgage loans held for resale of approximately $4.8 million and $2.4 million at December 31, 2007 and 2006, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loan are funded. These commitments are derivative instruments and their fair values at December 31, 2007 and 2006 was not material.
     At December 31, 2007 and 2006, impaired loans totaled $11.9 million and $11.2 million, respectively. As of December 31, 2007 and 2006, average impaired loans were $11.8 million and $7.2 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2007, were $2.6 million and $2.1 million at December 31, 2006. Interest recognized on impaired loans during 2007 and 2006 was immaterial.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at December 31, 2007 and 2006, were as follows:

	December 31,
	2007	2006
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of year	$9,458	$11,200
Amortization expense	(1,756)	(1,742)

Balance, end of year	$7,702	$9,458

     The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2007 and 2006 were:

	December 31,
	2007	2006
	(In thousands)
Gross carrying amount	$13,457	$13,457
Accumulated amortization	5,755	3,999

Net carrying amount	$7,702	$9,458

     Core deposit and other intangible amortization for the years ended December 31, 2007, 2006 and 2005 was approximately $1.8 million, $1.7 million and $1.5 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the following five years is: 2008 — $1.7 million; 2009 — $1.7 million; 2010 — $1.7 million; 2011 – $963,000; and 2012 – $527,000.
     The carrying amount of the Company’s goodwill was $37.5 million at December 31, 2007 and 2006. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $435.5 million and $486.3 million at December 31, 2007 and 2006, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $22.8 million, $19.3 million and $11.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     The following is a summary of the scheduled maturities of all time deposits at December 31, 2007 (in thousands):

One month or less	$116,417
Over 1 month to 3 months	193,875
Over 3 months to 6 months	189,236
Over 6 months to 12 months	214,860
Over 12 months to 2 years	50,086
Over 2 years to 3 years	20,057
Over 3 years to 5 years	13,064
Over 5 years	141

Total time certificates of deposit	$797,736

     Deposits totaling approximately $185.6 million and $203.0 million at December 31, 2007 and 2006, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $251.8 million and $151.8 million at December 31, 2007 and 2006, respectively. The outstanding balance for December 31, 2007 includes $116.0 million of short-term advances and $135.8 million of long-term advances. The outstanding balance for December 31, 2006 includes $5.0 million of short-term advances and $146.8 million of long-term advances. The long-term FHLB advances mature from the current year to 2020 with interest rates ranging from 2.019% to 5.575% and are secured by loans in the Company’s loan portfolio.

     Additionally, the Company had $105.5 million and $41.5 million at December 31, 2007 and 2006, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2007 and 2006, respectively.
     Maturities of borrowings with original maturities exceeding one year at December 31, 2007, are as follows (in thousands):

2008	$62,347
2009	3,812
2010	47,065
2011	68
2012	10,071
Thereafter	12,388

$135,751

8: Subordinated Debentures
     Subordinated Debentures at December 31, 2007 and 2006 consisted of guaranteed payments on trust preferred securities with the following components:

	2007	2006
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2008 without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,333	3,424
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, callable in 2008 without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465

Total subordinated debt	$44,572	$44,663

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

9: Income Taxes
     The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Current:
Federal	$9,710	$7,705	$4,224
State	1,271	1,008	839

Total current	10,981	8,713	5,063

Deferred:
Federal	(2,079)	(1,226)	(107)
State	(383)	(240)	(21)

Total deferred	(2,462)	(1,466)	(128)

Provision for income taxes	$8,519	$7,247	$4,935

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(6.48)	(5.22)	(5.93)
Cash value of life insurance	(2.96)	(0.46)	(0.54)
State income taxes, net of federal benefit	1.99	2.15	2.17
Other	1.86	(0.19)	(0.57)

Effective income tax rate	29.41%	31.28%	30.13%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$11,512	$10,219
Deferred compensation	397	244
Defined benefit pension plan	—	107
Stock options	328	155
Non-accrual interest income	562	489
Investment in unconsolidated subsidiary	519	485
Unrealized loss on securities	1,519	3,179
Other	148	170

Gross deferred tax assets	14,985	15,048

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,997	2,082
Core deposit intangibles	2,897	3,552
Market value of cash flow hedge	4	25
FHLB dividends	681	567
Other	243	461

Gross deferred tax liabilities	5,822	6,687

Net deferred tax assets	$9,163	$8,361

     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have any effect on the Company’s financial statements.
     The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2004. The Company’s Federal tax return and its state tax returns are not currently under examination.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the year ended December 31, 2007, the Company did not recognize any interest or penalties. During the years ended December 31, 2006 and 2005, the amounts of interest and penalties the Company recognized were immaterial. The Company did not have any interest or penalties accrued at December 31, 2007 and 2006.
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
     On January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R), “Share-Based Payment” (“SFAS123(R)”), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized beginning in 2006 includes: (a) the compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FASB Statement No. 123, and (b) the compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was $584,000 as of December 31, 2007.

     The following table presents the required pro forma disclosures related to net income for the year ended December 31, 2005 for the options granted:

Year Ended
December 31,
2005

Basic pro forma
Net income available to common shareholders — as reported	$10,872
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	249

Net income available to common shareholders — pro forma	$10,623

Basic earnings per share — as reported	$0.92
Basic earnings per share — pro forma	0.90

Diluted pro forma
Net income — as reported	$11,446
Less: Total stock-based employee compensation cost determined under the fair value based method, net of tax	249

Net income — pro forma	$11,197

Diluted earnings per share — as reported	$0.82
Diluted earnings per share — pro forma	0.81
     As a result of adopting SFAS 123(R), the Company’s income before income taxes and net income for the year ended December 31, 2007, are $456,000 and $277,000 lower, respectively, than if the Company had continued to account for share-based compensation under the intrinsic method. Basic and diluted earnings per share for the year ended December 31, 2007, would have been $1.20 and $1.18, respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted earnings per share of $1.19 and $1.17, respectively. For purposes of pro forma disclosures as required by SFAS No. 123(R), the estimated fair value of stock options is amortized over the options’ vesting period. The intrinsic value of the stock options outstanding and vested at December 31, 2007 was $9.2 million and $6.2 million, respectively. The intrinsic value of the stock options exercised during 2007 was $647,000.
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

     The table below summarized the transactions under the Company’s stock option plans (split adjusted) at December 31, 2007, 2006 and 2005 and changes during the years then ended:

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercisable	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning of year	1,032	$11.39	630	$10.07	453	$9.46
Granted	41	23.02	410	14.22	75	12.67
Converted options of preferred stock A	—	—	9	8.66	—	—
Converted options of preferred stock B	—	—	71	6.36	—	—
Options of acquired institution	—	—	—	—	168	10.80
Forfeited	(14)	12.27	(31)	12.90	(23)	8.78
Exercised	(45)	7.99	(57)	9.40	(43)	11.48

Outstanding, end of period	1,014	12.01	1,032	11.39	630	10.07

Exercisable, end of period	558	$9.80	560	$9.27	497	$9.50

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during 2007, 2006 and 2005 was $5.34, $3.39 and $3.90 per share (split adjusted), respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2007	2006	2005
Expected dividend yield	0.46%	0.59%	0.63%
Expected stock price volatility	9.44%	9.23%	10.00%
Risk-free interest rate	4.65%	4.80%	4.39%
Expected life of options	6.1 years	6.3 years	10.0 years
     The expected divided yield is based on historical data. The expected volatility is based on published indexes of publicly traded bank holding companies with similar market capitalization. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected life of options granted is derived using the simplified method and represents the period of time that options granted are expected to be outstanding. The simplified method will continue to be used until the Company has sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded.

     The following is a summary of currently outstanding and exercisable options at December 31, 2007:

Options Outstanding						Options Exercisable
				Weighted-Average	Weighted-		Weighted-
			Options	Remaining	Average	Options	Average
			Outstanding	Contractual Life	Exercise	Exercisable	Exercise
Exercise Prices			Shares (000)	(in years)	Price	Shares (000)	Price
$ 6.14	to	$ 6.68	48	4.4	$6.38	48	$6.38
$ 7.33	to	$ 8.66	203	4.3	7.43	203	7.43
$ 9.33	to	$10.31	104	5.6	10.18	102	10.18
$11.34	to	$11.67	63	7.4	11.41	60	11.40
$12.67	to	$12.67	184	9.0	12.67	131	12.67
$13.18	to	$13.18	318	8.2	13.18	3	13.18
$19.79	to	$21.17	53	8.6	21.14	10	21.17
$21.89	to	$22.12	20	9.3	22.05	1	21.89
$23.27	to	$24.15	21	9.1	24.11	—	—

			1,014			558

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

     At December 31, 2005, the Company had 26,000 preferred stock A options outstanding. The preferred stock A options became 100% exercisable at the date of the CBB acquisition and are convertible to common stock under the same terms as the outstanding preferred stock A.
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock into Home BancShares Common Stock. The holders of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares, instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to. Therefore, as of December 31, 2007 and 2006, there were no preferred stock A options outstanding.
     There were no transactions under the Company’s preferred stock A option plan during the year ended December 31, 2007. The table below summarizes the transactions under the Company’s preferred stock A option plan at December 31, 2006 and 2005 and changes during the years then ended:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price
Outstanding, beginning of year	26	$3.14	41	$2.04
Converted to common stock	(11)	6.84	—	—
Exercised	(15)	0.17	(15)	0.17

Outstanding, end of period	—	—	26	3.14

Exercisable, end of period	—	$—	26	$3.14

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

     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class B Preferred Stock into Home BancShares Common Stock. The holders of shares of Class B Preferred Stock, received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006. Therefore, as of December 31, 2007 and 2006, there were no Preferred Stock B options outstanding.
     There were no transactions under the Company’s preferred stock B option plan during the year ended December 31, 2007. The table below summarizes the transactions under the Company’s preferred stock B option plan at December 31, 2006 and 2005 and changes during the year then ended:

	2006		2005
		Weighted		Weighted
		Average		Average
	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price
Outstanding, beginning of year	25	$19.06	—	$—
Converted to common stock	(24)	19.08	—	—
Options of acquired institution	—	—	32	18.92
Exercised	(1)	18.41	(7)	18.41

Outstanding, end of period	—	—	25	19.06

Exercisable, end of period	—	$—	25	$19.06

13. Non-Interest Expense
     The table below shows the components of non-interest expense for years ended December 31:

	2007	2006	2005
	(In thousands)
Salaries and employee benefits	$30,496	$29,313	$23,901
Occupancy and equipment	9,459	8,712	6,869
Data processing expense	2,648	2,506	1,991
Other operating expenses:
Advertising	2,691	2,383	2,067
Amortization of intangibles	1,756	1,742	1,466
Electronic banking expense	2,359	789	427
Directors’ fees	843	774	505
Due from bank service charges	214	331	284
FDIC and state assessment	1,016	527	503
Insurance	901	1,030	504
Legal and accounting	1,206	1,025	941
Other professional fees	902	771	534
Operating supplies	983	940	745
Postage	663	663	580
Telephone	951	975	669
Other expense	4,447	3,997	2,949

Total other operating expenses	18,932	15,947	12,174

Total non-interest expense	$61,535	$56,478	$44,935

14: Employee Benefit Plans
401(k) Plan
     The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. The plan also allows for discretionary employer contributions. The Company’s expense for the plan was $423,000, $810,000 and $476,000 in 2007, 2006 and 2005, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
     On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. The benefits under the plan vest based on Mr. Allison’s age beginning at age 61 and fully vest when Mr. Allison reaches age 65. The benefits will also become 100% vested if, before Mr. Allison reaches the age of 65, he dies, becomes disabled, is involuntarily terminated from the Company without cause, or there is a change in control of the Company. The vested benefits will be paid in monthly installments. The benefit payments will begin on the earlier of Mr. Allison reaching age 65 or the termination of his employment with the Company for any reason other than death. If Mr. Allison dies before the benefits commence or during the 10 year guaranteed benefit period, his beneficiary will receive any remaining payments due. If he dies after the guaranteed benefit period, no further benefits will be paid. An expense of $388,000 was accrued for 2007 for this plan.
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
Pension Plan
     The following table sets forth the status of the Company’s defined benefit pension plans:

	December 31,
	2007	2006	2005
	(In thousands)
Benefit obligation	$—	$2,578	$3,494
Fair value of plan assets	—	2,606	2,693

Funded status	$—	$28	$(801)

Accrued benefit cost	$—	$(152)	$(552)
Unrecognized net (gain) or loss	—	(235)	(146)
Unrecognized prior service cost	—	—	117
Unrecognized net obligation	—	—	70
Weighted-average assumptions:
Discount rate	—%	5.8%	6.8
Actual return on plan assets	—	1.6	9.8
Expected return on plan assets	—	5.8	6.8
Rate of compensation increase	—	—	4.0
Benefit cost	$—	$9	$196
Interest cost	—	150	268
Employer contributions	326	—	767
Employee contributions	—	—	—
Benefits paid	2,023	198	1,095
     The assets of the plans consisted primarily of equity securities and mutual funds. The measurement date for the plans is January 1. The plans have been frozen, and there have been no new participants in the plan and no additional benefits earned. Contributions are made based upon at least the minimum amounts required to be funded under provisions of the Employee Retirement Income Security Act of 1974, with the maximum contribution not to exceed the maximum amount deductible under the Internal Revenue Code.
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
     The Company’s defined benefit pension plans terminated and settled in 2007. The plans were settled by buying paid-up annuity contracts or making lump-sum payments.
15: Related Party Transactions
     In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2007 and 2006, related party loans were approximately $81.9 million and $53.0 million, respectively. New loans and advances on prior commitments made to the related parties were $66.3 million and $31.4 million for the years ended December 31, 2007 and 2006, respectively. Repayments of loans made by the related parties were $37.4 million and $34.2 million for the years ended December 31, 2007 and 2006, respectively.
     At December 31, 2007 and 2006, directors, officers, and other related interest parties had demand, noninterest-bearing deposits of $37.3 million and $52.6 million, respectively, savings and interest-bearing transaction accounts of $400,000 and $630,000, respectively, and time certificates of deposit of $9.3 million and $9.8 million, respectively.

     During 2007 and 2006, rent expense totaling $144,000 and $180,000, respectively, was paid to related parties.
     The Company also received various fees from its investments in unconsolidated affiliates primarily for data processing and professional fees. During 2007 and 2006, these fees total $232,000 and $333,000, respectively. These fees are recorded in non-interest income.
16: Leases
     The Company leases certain premises and equipment under noncancelable operating leases which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2007, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2008	$1,116
2009	1,045
2010	1,012
2011	926
2012	897
Thereafter	4,359

$9,355

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

     At December 31, 2007 and 2006, commitments to extend credit of $315.4 million and $227.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2007 and 2006, is $15.8 million and $16.1 million, respectively.
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

	December 31, 2007
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$55,021	$55,021
Federal funds sold	76	76
Investment securities — available for sale	430,399	430,399
Net loans receivable	1,577,588	1,581,168
Accrued interest receivable	14,321	14,321

Financial liabilities:
Deposits:
Demand and non-interest bearing	$211,993	$211,993
Savings and interest-bearing transaction accounts	582,477	582,477
Time deposits	797,736	801,108
Federal funds purchased	16,407	16,407
Securities sold under agreements to repurchase	120,572	120,572
FHLB and other borrowed funds	251,750	253,074
Accrued interest payable	6,147	6,147
Subordinated debentures	44,572	46,485

	December 31, 2006
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$59,700	$59,700
Federal funds sold	9,003	9,003
Investment securities — available for sale	531,891	531,891
Net loans receivable	1,390,184	1,382,248
Accrued interest receivable	13,736	13,736

Financial liabilities:
Deposits:
Demand and non-interest bearing	$215,142	$215,142
Savings and interest-bearing transaction accounts	582,425	582,425
Time deposits	809,627	806,530
Federal funds purchased	25,270	25,270
Securities sold under agreements to repurchase	118,825	118,825
FHLB and other borrowed funds	151,768	150,816
Accrued interest payable	6,869	6,869
Subordinated debentures	44,663	45,114

21: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of historical special dividends paid and leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at December 31, 2007.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2007, the Company meets all capital adequacy requirements to which it is subject.
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

     The Company’s actual capital amounts and ratios along with the Company’s subsidiary banks are presented in the following table.

					To Be Well Capitalized
					Under Prompt
			For Capital Adequacy		Corrective Action
	Actual		Purposes		Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,529	11.45	26,221	8.00		32,776	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

As of December 31, 2006
Leverage ratios:
Home BancShares	$235,878	11.29%	$83,571	4.00%	$	N/A	N/A	%
First State Bank	46,811	8.69	21,547	4.00		26,934	5.00
Community Bank	26,235	7.94	13,217	4.00		16,521	5.00
Twin City Bank	50,375	7.51	26,831	4.00		33,539	5.00
Marine Bank	27,317	8.08	13,523	4.00		16,904	5.00
Bank of Mountain View	15,230	7.73	7,881	4.00		9,851	5.00
Tier 1 capital ratios:
Home BancShares	$235,878	14.57%	$64,757	4.00%	$	N/A	N/A	%
First State Bank	46,811	10.29	18,197	4.00		27,295	6.00
Community Bank	26,235	10.31	10,178	4.00		15,268	6.00
Twin City Bank	50,375	10.15	19,852	4.00		29,778	6.00
Marine Bank	27,317	9.59	11,394	4.00		17,091	6.00
Bank of Mountain View	15,230	14.09	4,324	4.00		6,485	6.00
Total risk-based capital ratios:
Home BancShares	$256,186	15.83%	$129,469	8.00%	$	N/A	N/A	%
First State Bank	52,519	11.54	36,408	8.00		45,510	10.00
Community Bank	29,471	11.58	20,360	8.00		25,450	10.00
Twin City Bank	56,586	11.40	39,709	8.00		49,637	10.00
Marine Bank	30,582	10.74	22,780	8.00		28,475	10.00
Bank of Mountain View	16,316	15.09	8,650	8.00		10,812	10.00

22: Additional Cash Flow Information
     In connection with 2005 acquisitions accounted for using the purchase method, the Company acquired approximately $1.0 billion in assets, assumed $960 million in liabilities, issued $56 million of equity and paid cash net of funds received of $31 million. The company paid interest and taxes during the years ended as follows:

	2007	2006	2005
	(In thousands)
Interest paid	$74,500	$58,828	$34,282
Income taxes paid	9,820	7,820	6,000
23: Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” to provide companies with an option to report selected financial assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement shall be effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007. SFAS 159 will be effective for the Company on January 1, 2008. Because the Company did not elect the fair value measurement provision for any of the Company’s financial assets or liabilities, the adoption of SFAS 159 is not expected to have a material impact on the Company’s 2008 consolidated financial statements. Presently, the Company has not determined whether it will elect the fair value measurement provisions for future transactions.
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
     In September 2006, the FASB Emerging Issue Task Force (EITF) issued EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF determined that for an endorsement split-dollar life insurance arrangement within the scope of the Issue, the employer should recognize a liability for future benefits in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion 12, Omnibus Opinion-1967, based on the substantive agreement with the employee. In March 2007, the FASB Emerging Issue Task Force (EITF) issued EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. The EITF determined that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either Statement 106 (if, in substance, a postretirement benefit plan exists) or Opinion 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. These Issues are effective for fiscal years beginning after December 15, 2007, with earlier application permitted. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. As of December 31, 2007, the Company has split-dollar life insurance arrangements with two executives of the Company that have death benefits. The Company is currently evaluating the impact that the adoption of EITF 06-4 and EITF 06-10, but does not expect it to have a material effect on the Company’s financial position or results of operations.

     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.
24: Subsequent Event
     On January 18, 2008, the Company announced the adoption by its Board of Directors of a stock repurchase program. The program authorizes the Company to repurchase up to one million shares of its common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that the Company intends to repurchase. The repurchase program may be suspended or discontinued at any time without prior notice. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using the Company’s cash balances, which the Company believes are adequate to support the stock repurchase program and the Company’s normal operations.
     On March 3, 2008, White River Bancshares, Inc. repurchased the Company’s 20% ownership for $19.9 million in cash. The repurchase by White River will result in one-time pre-tax gain of approximately $6.1 million or $0.20 diluted earnings per share for 2008.
     The Company has not specifically allocated the use of these proceeds. The purpose may include paying down debt associated with subordinated debentures, providing investments in the Company’s bank subsidiaries to support growth, including the development of additional banking offices or for general corporate purposes. Presently, the Company anticipates the additional funds will result in a modest accretion to the 2008 earnings per share of approximately $0.02 to $0.03.

25: Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2007	2006
Assets
Cash and cash equivalents	$31,413	$44,439
Investment securities	6,334	4,716
Investments in wholly-owned subsidiaries	240,694	206,349
Investments in unconsolidated subsidiaries	15,084	12,449
Premises and equipment	257	3,770
Other assets	5,353	5,006

Total assets	$299,135	$276,729

Liabilities
Subordinated debentures	$44,572	$44,663
Other liabilities	1,507	647

Total liabilities	46,079	45,310

Stockholders’ Equity
Common stock	173	172
Capital surplus	195,649	194,595
Retained earnings	59,489	41,544
Accumulated other comprehensive loss	(2,255)	(4,892)

Total stockholders’ equity	253,056	231,419

Total liabilities and stockholders’ equity	$299,135	$276,729

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2007	2006	2005
Income
Dividends from subsidiaries	$5,877	$7,044	$10,664
Other income	2,741	2,350	926

Total income	8,618	9,394	11,590
Expense	8,982	8,088	4,988

Income before income taxes and equity in undistributed net income of subsidiaries	(364)	1,306	6,602
(Benefit) provision for income taxes	(2,374)	(2,263)	(1,603)

Income before equity in undistributed net income of subsidiaries	2,010	3,569	8,205
Equity in undistributed net income of subsidiaries	18,435	12,349	3,241

Net income	$20,445	$15,918	$11,446

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2007	2006	2005
Cash flows from operating activities
Net income	$20,445	$15,918	$11,446
Items not requiring (providing) cash
Depreciation	14	120	138
Gain on sale of equity investment	—	—	(465)
Share-based compensation	456	380	—
Tax benefits from stock options exercised	(244)	(211)	—
Equity in undistributed income of subsidiaries	(18,435)	(12,349)	(3,241)
Equity in loss (income) of unconsolidated affiliates	86	379	592
Changes in other assets	(352)	(2,005)	(1,669)
Other liabilities	1,104	(236)	(320)

Net cash provided by (used in) operating activities	3,074	1,996	6,481

Cash flows from investing activities
Purchases of premises and equipment	(92)	(65)	(276)
Investment in unconsolidated subsidiaries	(2,625)	(3,000)	(9,091)
Capital contribution to subsidiaries	(9,950)	(8,645)	(4,000)
Return of capital from subsidiaries	81	16,570	27,246
Purchase of subsidiaries	—	—	(48,988)
Proceeds from maturities of investment securities	382	284	—
Purchase of investment securities	(2,000)	—	(5,000)

Net cash provided by (used in) investing activities	(14,204)	5,144	(40,109)

Cash flows from financing activities
Net proceeds from stock issuance	355	47,747	425
Tax benefits from stock options exercised	249	211	—
Issuance of subordinated debentures	—	—	15,000
Issuance of long-term borrowings	—	—	14,000
Repayment of long-term borrowings	—	(14,000)	—
Dividends paid	(2,500)	(1,705)	(1,410)

Net cash provided by (used in) financing activities	(1,896)	32,253	28,015

Increase (decrease) in cash and cash equivalents	(13,026)	39,393	(5,613)
Cash and cash equivalents, beginning of year	44,439	5,046	10,659

Cash and cash equivalents, end of year	$31,413	$44,439	$5,046

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No items are reportable.
Item 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. As a result of this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.
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

HOME BANCSHARES, INC.
	By:	/s/ John W. Allison
John W. Allison
Date: February 27, 2008		Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on or about February 27, 2008.

/s/ John W. Allison	/s/ Ron W. Strother	/s/ Randy E. Mayor

John W. Allison	Ron W. Strother	Randy E. Mayor
Chief Executive Officer and	President, Chief Operating	Chief Financial Officer and
Chairman of the Board of	Officer and Director	Treasurer (Principal Financial
Directors (Principal Executive Officer)		Officer and Principal Accounting Officer)

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Dale A. Bruns

Robert H. Adcock, Jr.	Richard H. Ashley	Dale A. Bruns
Vice Chairman of the Board and	Director	Director
Director

/s/ Richard A. Buckheim	/s/ S. Gene Cauley	/s/ Jack E. Engelkes

Richard A. Buckheim	S. Gene Cauley	Jack E. Engelkes
Director	Director	Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ C. Randall Sims

James G. Hinkle	Alex R. Lieblong	C. Randall Sims
Director	Director	Director

/s/ William G. Thompson
William G. Thompson
Director