Form 10-Q
period 2008-03-31
HOME BANCSHARES INC
filed 2008-05-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
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
Not Applicable

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer: ☐	Accelerated filer: ☑	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 18,342,886 shares as of April 25, 2008.

HOME BANCSHARES, INC.
FORM 10-Q
March 31, 2008

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
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 5, 2008.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$53,862	$51,468
Interest-bearing deposits with other banks	5,828	3,553

Cash and cash equivalents	59,690	55,021
Federal funds sold	37,331	76
Investment securities — available for sale	403,755	430,399
Loans receivable	1,866,969	1,606,994
Allowance for loan losses	(37,075)	(29,406)

Loans receivable, net	1,829,894	1,577,588
Bank premises and equipment, net	71,155	67,702
Foreclosed assets held for sale	5,097	5,083
Cash value of life insurance	48,678	48,093
Investments in unconsolidated affiliates	1,424	15,084
Accrued interest receivable	14,649	14,321
Deferred tax asset, net	10,583	9,163
Goodwill	49,849	37,527
Core deposit and other intangibles	7,934	7,702
Mortgage servicing rights	2,333	—
Other assets	28,773	23,871

Total assets	$2,571,145	$2,291,630

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$255,532	$211,993
Savings and interest-bearing transaction accounts	687,252	582,477
Time deposits	911,954	797,736

Total deposits	1,854,738	1,592,206
Federal funds purchased	—	16,407
Securities sold under agreements to repurchase	114,589	120,572
FHLB borrowed funds	249,848	251,750
Accrued interest payable and other liabilities	17,936	13,067
Subordinated debentures	47,643	44,572

Total liabilities	2,284,754	2,038,574
Stockholders’ equity:
Common stock, par value $0.01 in 2008 and 2007; shares authorized 50,000,000 in 2008 and 2007; shares issued and outstanding 18,337,222 in 2008 and 17,250,036 in 2007	183	173
Capital surplus	220,052	195,649
Retained earnings	65,575	59,489
Accumulated other comprehensive income (loss)	581	(2,255)

Total stockholders’ equity	286,391	253,056

Total liabilities and stockholders’ equity	$2,571,145	$2,291,630

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2008	2007
	(Unaudited)
Interest income:
Loans	$33,245	$28,288
Investment securities
Taxable	3,762	4,586
Tax-exempt	1,168	1,026
Deposits — other banks	55	49
Federal funds sold	166	235

Total interest income	38,396	34,184

Interest expense:
Interest on deposits	13,522	14,133
Federal funds purchased	69	205
FHLB borrowed funds	2,575	1,811
Securities sold under agreements to repurchase	588	1,224
Subordinated debentures	811	749

Total interest expense	17,565	18,122

Net interest income	20,831	16,062
Provision for loan losses	4,809	820

Net interest income after provision for loan losses	16,022	15,242

Non-interest income:
Service charges on deposit accounts	3,097	2,588
Other service charges and fees	1,763	1,500
Data processing fees	210	218
Mortgage lending income	632	348
Mortgage servicing income	231	—
Insurance commissions	272	289
Income from title services	168	156
Increase in cash value of life insurance	585	598
Dividends from FHLB, FRB & bankers’ bank	281	227
Equity in earnings (loss) of unconsolidated affiliates	102	(114)
Gain on sale of equity investment	6,102	—
Gain on sale of SBA loans	101	—
Gain (loss) on sale of premises and equipment	(2)	14
Gain (loss) on OREO	(380)	37
Gain (loss) on securities	—	—
Other income	372	344

Total non-interest income	13,534	6,205

Non-interest expense:
Salaries and employee benefits	9,278	7,440
Occupancy and equipment	2,702	2,210
Data processing expense	786	644
Other operating expenses	5,917	4,447

Total non-interest expense	18,683	14,741

Income before income taxes	10,873	6,706
Income tax expense	3,595	1,945

Net income	$7,278	$4,761

Basic earnings per share	$0.40	$0.28

Diluted earnings per share	$0.39	$0.27

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2007	$172	$194,595	$41,544	$(4,892)	$231,419
Comprehensive income (loss):
Net income	—	—	4,761	—	4,761
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $497	—	—	—	771	771
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	1	1

Comprehensive income					5,533
Net issuance of 16,289 shares of common stock from exercise of stock options	—	123	—	—	123
Tax benefit from stock options exercised	—	103	—	—	103
Share-based compensation	—	109	—	—	109
Cash dividends — Common Stock, $0.025 per share	—	—	(430)	—	(430)

Balances at March 31, 2007 (unaudited)	172	194,930	45,875	(4,120)	236,857
Comprehensive income (loss):
Net income	—	—	15,684	—	15,684
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,142	—	—	—	1,770	1,770
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	95	95

Comprehensive income					17,549
Net issuance of 28,098 shares of common stock from exercise of stock options	1	231	—	—	232
Tax benefit from stock options exercised	—	141	—	—	141
Share-based compensation	—	347	—	—	347
Cash dividends — Common Stock, $0.12 per share	—	—	(2,070)	—	(2,070)

Balances at December 31, 2007	173	195,649	59,489	(2,255)	253,056
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Three Months Ended March 31, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Surplus	Earnings	Income (Loss)	Total

Cumulative effect of adoption of EITF 06-4	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	7,278	—	7,278
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,888	—	—	—	2,744	2,744
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	92	92

Comprehensive income					10,114
Issuance of 1,083,802 common shares pursuant to acquisition of Centennial Bancshares, Inc.	10	24,245	—	—	24,255
Net issuance of 3,384 shares of common stock from exercise of stock options	—	23	—	—	23
Tax benefit from stock options exercised	—	18	—	—	18
Share-based compensation	—	117	—	—	117
Cash dividends — Common Stock, $0.05 per share	—	—	(916)	—	(916)

Balances at March 31, 2008 (unaudited)	$183	$220,052	$65,575	$581	$286,391

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended March 31,
(In thousands)	2008	2007
	(Unaudited)
Operating Activities
Net income	$7,278	$4,761
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,388	1,065
Amortization/Accretion	667	305
Share-based compensation	117	109
Tax benefits from stock options exercised	(18)	(103)
Loss (gain) on assets	281	12
Gain on sale of equity investment	(6,102)	—
Provision for loan loss	4,809	820
Deferred income tax benefit	(1,475)	(597)
Equity in loss of unconsolidated affiliates	(102)	114
Increase in cash value of life insurance	(585)	(598)
Originations of mortgage loans held for sale	(34,959)	(17,609)
Proceeds from sales of mortgage loans held for sale	34,062	15,619
Changes in assets and liabilities:
Accrued interest receivable	837	(595)
Other assets	(2,958)	(3,046)
Accrued interest payable and other liabilities	3,474	786

Net cash provided by operating activities	6,714	1,043

Investing Activities
Net (increase) decrease in federal funds sold	(34,465)	(1,682)
Net (increase) decrease in loans	(68,912)	(57,088)
Purchases of investment securities available for sale	(9,275)	(84,664)
Proceeds from maturities of investment securities available for sale	65,862	141,406
Proceeds from sale of loans	1,904	—
Proceeds from foreclosed assets held for sale	62	110
Purchases of premises and equipment, net	(1,429)	(4,491)
Acquisition of Centennial Bancshares, Inc., net funds received	1,663	—
Proceeds from sale of investment in unconsolidated affiliate	19,862	—

Net cash used in investing activities	(24,728)	(6,409)

Financing Activities
Net increase (decrease) in deposits	83,395	21,066
Net increase (decrease) in securities sold under agreements to repurchase	(5,983)	9,510
Net increase (decrease) in federal funds purchased	(16,407)	180
Net increase (decrease) in FHLB and other borrowed funds	(37,447)	(23,926)
Proceeds from exercise of stock options	23	123
Tax benefits from stock options exercised	18	103
Dividends paid	(916)	(430)

Net cash provided by financing activities	22,683	6,626

Net change in cash and cash equivalents	4,669	1,260
Cash and cash equivalents — beginning of year	55,021	59,700

Cash and cash equivalents — end of period	$59,690	$60,960

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
  Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a financial holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its six wholly owned community bank subsidiaries. Three of our bank subsidiaries are located in the central Arkansas market area, a fourth serves central and southern Arkansas, a fifth serves Stone County in north central Arkansas, and a sixth serves the Florida Keys and southwestern Florida. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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

  Investments in Unconsolidated Affiliates
     The Company had a 20.4% investment in White River Bancshares, Inc. (WRBI) at December 31, 2007. The Company’s investment in WRBI at December 31, 2007 totaled $13.8 million. On March 3, 2008, WRBI repurchased the Company’s interest in WRBI which resulted in a one-time gain of $6.1 million. Prior to this date, the investment in WRBI was accounted for on the equity method. The Company’s share of WRBI operating income included in non-interest income during 2008 totaled $102,000. See the “Acquisitions” footnote related to the Company’s acquisition and disposal of WRBI.
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at March 31, 2008 and $1.3 million at December 31, 2007, respectively. Under generally accepted accounting principles, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of March 31, 2008 and 2007, and for the three-month periods then ended:

	March 31,
	2008	2007
	(In thousands)
Assets	$47,425	$402,142
Liabilities	46,000	345,695
Equity	1,424	56,447
Net income (loss)	163	(415)
  Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Form 10-K, filed with the Securities and Exchange Commission.

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

	2008	2007
	(In thousands)
Net income	$7,278	$4,761

Average shares outstanding	18,335	17,219
Effect of potential share issuance for acquisition earn out	181	—
Effect of common stock options	276	282

Diluted shares outstanding	18,792	17,501

Basic earnings per share	$0.40	$0.28
Diluted earnings per share	$0.39	$0.27
2. Acquisitions
     On January 1, 2008, HBI acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of the Company’s common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 130,052 shares of the Company’s common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or the Company’s stock at the election of the accredited shareholders. As a result of this transaction, the Company recorded goodwill of $12.3 million and a core deposit intangible of $694,000.
     In January 2005, HBI purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in the northwest Arkansas area. In January 2006, White River Bancshares issued an additional $15.0 million of their common stock. To maintain a 20% ownership, the Company made an additional investment in White River Bancshares of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, HBI made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain its 20% ownership. On March 3, 2008, White River BancShares repurchased HBI’s 20% investment in White River Bancshares resulting in a one-time gain for HBI of $6.1 million.

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$85,367	$1,042	$(8)	$86,401
Mortgage-backed securities	194,077	1,555	(1,517)	194,115
State and political subdivisions	111,915	1,520	(1,106)	112,329
Other securities	11,266	—	(356)	10,910

Total	$402,625	$4,117	$(2,987)	$403,755

	December 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

     Assets, principally investment securities, having a carrying value of approximately $169.3 million and $210.6 million at March 31, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $114.6 million and $120.6 million at March 31, 2008 and December 31, 2007, respectively.
     During the three-month periods ended March 31, 2008 and 2007, no available for sale securities were sold.

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
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$765,881	$607,638
Construction/land development	341,442	367,422
Agricultural	24,739	22,605
Residential real estate loans
Residential 1-4 family	343,475	259,975
Multifamily residential	73,220	45,428

Total real estate	1,548,757	1,303,068
Consumer	55,251	46,275
Commercial and industrial	224,756	219,062
Agricultural	17,559	20,429
Other	20,646	18,160

Total loans receivable before allowance for loan losses	1,866,969	1,606,994
Allowance for loan losses	37,075	29,406

Total loans receivable, net	$1,829,894	$1,577,588

     The following is a summary of activity within the allowance for loan losses:

	2008	2007
	(In thousands)
Balance, beginning of year	$29,406	$26,111
Additions
Provision charged to expense	4,809	820
Allowance for loan loss of Centennial Bancshares, Inc.	3,382	—

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $101 and $103 for the first three months of 2008 and 2007, respectively	522	(3)

Balance, March 31	$37,075	26,934

Additions
Provision charged to expense		2,422

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $776 for the last nine months of 2007		(50)

Balance, end of year		$29,406

     At March 31, 2008, there were no accruing loans delinquent 90 days or more. At December 31, 2007, accruing loans delinquent 90 days or more totaled $301,000. Non-accruing loans at March 31, 2008 and December 31, 2007 were $12.0 million and $3.0 million, respectively.
     During the three-month period ended March 31, 2008, the Company sold $1.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $101,000. During the three-month period ended March 31, 2007, the Company did not sell any of the guaranteed portion of SBA loans.
     Mortgage loans held for sale of approximately $5.7 million and $4.8 million at March 31, 2008 and December 31, 2007, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At March 31, 2008 and December 31, 2007, impaired loans totaled $33.2 million and $11.9 million, respectively. As of March 31, 2008 and 2007, average impaired loans were $22.5 million and $10.0 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $6.8 million and $2.6 million at March 31, 2008 and December 31, 2007, respectively. Interest recognized on impaired loans during 2008 and 2007 was immaterial.

5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount of the Company’s goodwill and core deposits and other intangibles for the three-month period ended March 31, 2008 and for the year ended December 31, 2007, were as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Goodwill
Balance, beginning of period	$37,527	$37,527
Acquisition of Centennial Bancshares, Inc.	12,322	—

Balance, end of period	$49,849	$37,527

	2008	2007
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$7,702	$9,458
Acquisition of Centennial Bancshares, Inc.	694	—
Amortization expense	(462)	(439)

Balance, March 31	$7,934	9,019

Amortization expense		(1,317)

Balance, end of year		$7,702

     The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2008 and December 31, 2007 were:

	March 31,	December 31,
	2008	2007
	(In thousands)
Gross carrying amount	$14,151	$13,457
Accumulated amortization	6,217	5,755

Net carrying amount	$7,934	$7,702

     Core deposit and other intangible amortization for the three months ended March 31, 2008 and 2007 was approximately $462,000 and $439,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2008 through 2012 is: 2008 — $1.8 million; 2009 — $1.8 million; 2010 — $1.8 million; 2011 - $1.1 million; and 2012 — $619,000.
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $532.2 million and $435.5 million at March 31, 2008 and December 31, 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.7 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively.

     Deposits totaling approximately $228.5 million and $185.6 million at March 31, 2008 and December 31, 2007, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $249.8 million and $251.8 million at March 31, 2008 and December 31, 2007, respectively. The outstanding balance for March 31, 2008 includes $10.0 million of short-term advances and $239.8 million of long-term advances. The outstanding balance for December 31, 2007 includes $116.0 million of short-term advances and $135.8 million of long-term advances. The long-term FHLB advances mature from the current year to 2025 with interest rates ranging from 1.955% to 5.416% and are secured by loans and investments securities.
8: Subordinated Debentures
     Subordinated Debentures at March 31, 2007 and December 31, 2007 consisted of guaranteed payments on trust preferred securities with the following components:

	March 31,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,311	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total subordinated debt	$47,643	$44,572

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
9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month periods ended March 31:

	2008	2007
	(In thousands)
Current:
Federal	$4,345	$2,252
State	725	290

Total current	5,070	2,542

Deferred:
Federal	(1,245)	(501)
State	(230)	(96)

Total deferred	(1,475)	(597)

Provision for income taxes	$3,595	$1,945

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31:

	2008	2007
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(4.62)	(4.94)
Cash value of life insurance	(1.89)	(3.12)
State income taxes, net of federal benefit	2.96	1.88
Other	1.61	0.18

Effective income tax rate	33.06%	29.00%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$14,421	$11,512
Deferred compensation	449	397
Stock options	374	328
Non-accrual interest income	603	562
Investment in unconsolidated subsidiary	104	519
Unrealized (gain) loss on securities	(373)	1,519
Net operating loss carryforward	491	—
Other	658	148

Gross deferred tax assets	16,727	14,985

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,032	1,997
Core deposit intangibles	3,003	2,897
Market value of cash flow hedge	—	4
FHLB dividends	762	681
Other	347	243

Gross deferred tax liabilities	6,144	5,822

Net deferred tax assets	$10,583	$9,163

10: Common Stock and Stock Compensation Plans
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1.5 million shares of common stock in the Company.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $582,000 as of March 31, 2008. The intrinsic value of the stock options outstanding and stock options vested at March 31, 2008 was $9.1 million and $6.1 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2008 was $46,000.

     The table below summarized the transactions under the Company’s stock option plans at March 31, 2008 and December 31, 2007 and changes during the three-month period and year then ended, respectively:

	For the Three Months Ended		For the Year Ended
	March 31, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,014	$12.01	1,032	$11.39
Granted	42	20.37	41	23.02
Forfeited	(1)	13.18	(14)	12.27
Exercised	(3)	6.87	(45)	7.99

Outstanding, end of period	1,052	12.36	1,014	12.01

Exercisable, end of period	567	$10.11	558	$9.80

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2008 and year-ended December 31, 2007, was $2.69 and $5.34, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended	For the Year Ended
	March 31, 2008	December 31, 2007
Expected dividend yield	0.98%	0.46%
Expected stock price volatility	2.70%	9.44%
Risk-free interest rate	3.36%	4.65%
Expected life of options	6.4 years	6.1 years

     The following is a summary of currently outstanding and exercisable options at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price
$ 6.14 to $ 6.68	46	4.2	$6.39	46	$6.39
$ 7.33 to $ 8.66	203	4.1	7.43	203	7.43
$ 9.33 to $10.31	103	5.4	10.18	102	10.18
$11.34 to $11.67	63	7.2	11.41	60	11.40
$12.67 to $12.67	184	8.7	12.67	131	12.67
$13.18 to $13.18	317	8.0	13.18	3	13.18
$19.79 to $21.17	95	9.0	20.80	10	21.17
$21.89 to $22.12	20	9.1	22.05	2	22.01
$23.27 to $24.15	21	8.8	24.11	10	24.13

	1,052			567

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three months ended March 31, 2008 and 2007:

	2008	2007
	(In thousands)
Salaries and employee benefits	$9,278	$7,440
Occupancy and equipment	2,702	2,210
Data processing expense	786	644
Other operating expenses:
Advertising	614	629
Amortization of intangibles	462	439
Amortization of mortgage servicing rights	147	—
Electronic banking expense	752	530
Directors’ fees	231	174
Due from bank service charges	62	56
FDIC and state assessment	315	260
Insurance	228	244
Legal and accounting	280	319
Mortgage servicing expense	87	—
Other professional fees	833	170
Operating supplies	244	226
Postage	180	164
Telephone	231	228
Other expense	1,251	1,008

Total other operating expenses	5,917	4,447

Total non-interest expense	$18,683	$14,741

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison, our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an expense of approximately $388,000 and $535,000 to non-interest expense for 2007 and 2008, respectively. An expense of $130,000 was accrued for the three months ended March 31, 2008. This expense was accrued using an 8 percent discount factor.
12: Concentration of Credit Risks
     The Company’s primary market area is in central Arkansas, north central Arkansas, northwest Arkansas, southern Arkansas, southwest Florida and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
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
     At March 31, 2008 and December 31, 2007, commitments to extend credit of $307.7 million and $315.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2008 and December 31, 2007, is $17.8 million and $15.8 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. A financial holding company is required to maintain risk based capital ratios for its subsidiary banks at or above well capitalized. As the result of leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company as of March 31, 2008.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2008, each of the six subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.09%, 13.05%, and 14.31%, respectively, as of March 31, 2008.
16: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during the three months ended March 31, 2008. The Company paid interest and taxes during the three months ended as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Interest paid	$18,440	$18,739
Income taxes paid	650	350
17: Adoption of Recent Accounting Pronouncements
FAS 157
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

     FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. Level 3 securities were immaterial.
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Impaired loans are considered a Level 3 valuation.
     Compared to prior years, the adoption of SFAS 157 did not have any impact on our 2008 consolidated financial statements.
FAS 159
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) became effective for the Company on January 1, 2008. FAS 159 allows companies an option to report selected financial assets and liabilities at fair value. Because we did not elect the fair value measurement provision for any of our financial assets or liabilities, the adoption of SFAS 159 did not have any impact on our 2008 consolidated financial statements. Presently, we have not determined whether we will elect the fair value measurement provisions for future transactions.
EITF 06-4 and 06-10
     Effective January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. As a result of the adoption of EITF 06-4, the Company recognized the effect of applying the EITF with a change in accounting principle through a cumulative-effect adjustment to retained earnings for $276,000. Additionally, this change will result in an increase of approximately $100,000 in annual non-interest expense as a result of the mortality cost for 2008 and beyond. The adoption of EITF 06-10 did not have any impact on our 2008 consolidated financial statements.

18: Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operation.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2008 and the related condensed consolidated statements of income for the three-month periods ended March 31, 2008 and 2007 and statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, LLP
Little Rock, Arkansas
May 5, 2008

Item 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 5, 2008, which includes the audited financial statements for the year ended December 31, 2007. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a financial holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our six wholly owned bank subsidiaries. As of March 31, 2008, we had, on a consolidated basis, total assets of $2.57 billion, loans receivable of $1.87 billion, total deposits of $1.85 billion, and shareholders’ equity of $286.4 million.
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
Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Total assets	$2,571,145	$2,203,576
Loans receivable	1,866,969	1,475,376
Total deposits	1,854,738	1,628,260
Net income	7,278	4,761
Basic earnings per share	0.40	0.28
Diluted earnings per share	0.39	0.27
Diluted cash earnings per share (1)	0.40	0.29
Annualized net interest margin — FTE	3.78%	3.42%
Efficiency ratio	51.94	62.52
Annualized return on average assets	1.15	0.88
Annualized return on average equity	10.35	8.30

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
Overview
     Our net income increased 52.9% to $7.3 million for the three-month period ended March 31, 2008, from $4.8 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 44.4% to $0.39 for the three-month period ended March 31, 2008, as compared to $0.27 for the same period in 2007. The increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and a $380,000 loss on a foreclosed owner occupied strip center in Florida and $660,000 of costs associated with an efficiency study.

     Our annualized return on average assets was 1.15% and 0.88% for the three months ended March 31, 2008 and 2007, respectively. Our annualized return on average equity was 10.35% and 8.30% for the three and months ended March 31, 2008 and 2007, respectively. The increases were primarily due to the previously discussed improvements in net income for the three months ended March 31, 2008, compared to the same period in 2007.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.78% and 3.42% for the three months ended March 31, 2008 and 2007, respectively. Our strong loan growth which was partially funded by run off in the investment portfolio combined with improved pricing on our deposit growth allowed the Company to improve net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 51.94% and 62.52% for three months ended March 31, 2008 and 2007, respectively. The improvement in our efficiency ratio is primarily due to the $6.1 million gain on the sale of our investment in White River Bancshares, Inc. combined with the continued improvement of our operations.
     Our total assets increased $279.5 million, an annualized growth of 49.1%, to $2.57 billion as of March 31, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $260.0 million, an annualized growth of 65.1%, to $1.87 billion as of March 31, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $33.3 million, an annualized growth of 53.0%, to $286.4 million as of March 31, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares and organic growth of our bank subsidiaries. During the first quarter of 2008 we experienced $67.2 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares, Inc. combined with the retained earnings for the three months.
     As of March 31, 2008, our non-performing loans increased to $12.0 million, or 0.64%, of total loans from $3.3 million, or 0.20%, of total loans as of December 31, 2007. The allowance for loan losses as a percent of non-performing loans decreased to 308.1% as of March 31, 2008, compared to 904.0% from December 31, 2007. The increase in non-performing loans is associated with the unfavorable economic conditions in the Florida market combined with our acquisition of Centennial Bancshares, Inc.
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
     The allowance for loan losses is established through a provision for loan losses charged against income. The allowance represents an amount that, in management’s judgment, will be adequate to absorb probable credit losses on identifiable loans that may become uncollectible and probable credit losses inherent in the remainder of the loan portfolio. The amounts of provisions for loan losses are based on management’s analysis and evaluation of the loan portfolio for identification of problem credits, internal and external factors that may affect collectability, relevant credit exposure, particular risks inherent in different kinds of lending, current collateral values and other relevant factors.
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
     Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for loan losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, although the majority of payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status when principal and interest payments are less than 90 days past due, the customer has made required payments for at least six months, and we reasonably expect to collect all principal and interest.
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
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 130,052 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or our stock at the election of the accredited shareholders. As a result of this transaction, we recorded goodwill of $12.3 million and a core deposit intangible of $694,000.
     In January 2005, we purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we made an additional investment of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. On March 3, 2008, White River Bancshares repurchased our 20% investment in their company which resulted in a one-time gain of $6.1 million.

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
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2008, we opened branch locations in the Arkansas communities of Morrilton and Cabot. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.
Results of Operations
     Our net income increased 52.9% to $7.3 million for the three-month period ended March 31, 2008, from $4.8 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 44.4% to $0.39 for the three-month period ended March 31, 2008, as compared to $0.27 for the same period in 2007. The increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and a $380,000 loss on a foreclosed owner occupied strip center in Florida and $660,000 of costs associated with an efficiency study.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2007, the federal funds rate remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our earning assets and interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008 and 75 basis points on March 18, 2008.

     Net interest income on a fully taxable equivalent basis increased $4.9 million, or 29.2%, to $21.5 million for the three-month period ended March 31, 2008, from $16.7 million for the same period in 2007. This increase in net interest income was the result of a $4.3 million increase in interest income combined with a $557,000 decrease in interest expense. The $4.3 million increase in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $6.3 million, and our earning assets repricing in the declining interest rate environment resulted in a $2.0 million decrease in interest income for the three-month period ended March 31, 2008. The $557,000 decrease in interest expense for the three-month period ended March 31, 2008, is primarily the result of organic growth of our bank subsidiaries offset by our interest bearing liabilities repricing in the declining interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $2.7 million. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $3.3 million decrease in interest expense for the three-month period ended March 31, 2008.
     Net interest margin, on a fully taxable equivalent basis, was 3.78% for the three months ended March 31, 2008 compared to 3.42% for the same period in 2007. Our strong loan growth which was partially funded by run off in the investment portfolio combined with improved pricing on our deposit growth allowed the Company to improve net interest margin.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2008 and 2007, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2008, compared to the same period in 2007.
Table 1: Analysis of Net Interest Income

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Interest income	$38,396	$34,184
Fully taxable equivalent adjustment	716	610

Interest income — fully taxable equivalent	39,112	34,794
Interest expense	17,565	18,122

Net interest income — fully taxable equivalent	$21,547	$16,672

Yield on earning assets — fully taxable equivalent	6.86%	7.13%
Cost of interest-bearing liabilities	3.50	4.23
Net interest spread — fully taxable equivalent	3.36	2.90
Net interest margin — fully taxable equivalent	3.78	3.42
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

March 31,
2008 vs. 2007
(In thousands)
Increase in interest income due to change in earning assets	$6,326
Decrease in interest income due to change in earning asset yields	2,008
Increase in interest expense due to change in interest-bearing liabilities	2,728
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	3,285

Increase in net interest income	$4,875

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2008 and 2007. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield
	Balance	Expense	Rate	Balance	Expense	/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,397	$55	4.10%	$3,793	$49	5.24%
Federal funds sold	22,701	166	2.94	18,031	235	5.29
Investment securities — taxable	324,101	3,762	4.67	407,373	4,586	4.57
Investment securities — non-taxable	109,314	1,826	6.72	97,785	1,581	6.56
Loans receivable	1,831,338	33,303	7.31	1,450,789	28,343	7.92

Total interest-earning assets	2,292,851	39,112	6.86	1,977,771	34,794	7.13

Non-earning assets	257,680			219,924

Total assets	$2,550,531			$2,197,695

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$650,235	$3,405	2.11%	$592,101	$4,335	2.97%
Time deposits	917,348	10,117	4.44	820,942	9,798	4.84

Total interest-bearing deposits	1,567,583	13,522	3.47	1,413,043	14,133	4.06
Federal funds purchased	6,578	69	4.22	15,397	205	5.40
Securities sold under agreement to repurchase	117,426	588	2.01	115,754	1,224	4.29
FHLB borrowed funds	276,357	2,575	3.75	148,897	1,811	4.93
Subordinated debentures	47,656	811	6.84	44,654	749	6.80

Total interest-bearing liabilities	2,015,600	17,565	3.50	1,737,745	18,122	4.23

Non-interest bearing liabilities
Non-interest-bearing deposits	237,028			214,461
Other liabilities	15,155			12,718

Total liabilities	2,267,783			1,964,924
Shareholders’ equity	282,748			232,771

Total liabilities and shareholders’ equity	$2,550,531			$2,197,695

Net interest spread			3.36%			2.90%
Net interest income and margin		$21,547	3.78%		$16,672	3.42%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2008 compared to the same period in 2007, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2008 over 2007
	Volume	Yield/Rate	Total
		(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$18	$(12)	$6
Federal funds sold	51	(120)	(69)
Investment securities — taxable	(963)	139	(824)
Investment securities — non-taxable	192	53	245
Loans receivable	7,028	(2,068)	4,960

Total interest income	6,326	(2,008)	4,318

Interest expense:
Interest-bearing transaction and savings deposits	395	(1,325)	(930)
Time deposits	1,098	(779)	319
Federal funds purchased	(100)	(36)	(136)
Securities sold under agreement to repurchase	18	(654)	(636)
FHLB borrowed funds	1,266	(502)	764
Subordinated debentures	51	11	62

Total interest expense	2,728	(3,285)	(557)

Increase (decrease) in net interest income	$3,598	$1,277	$4,875

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $4.0 million, or 486.5%, to $4.8 million for the three-month period ended March 31, 2008, from $820,000 for the same period in 2007. The increase in the provision is primarily associated with a decline in asset quality, particularly in our Florida market combined with growth in the loan portfolio. The decrease in our asset quality is primarily related to the unfavorable economic conditions that are impacting our Florida market. During the first quarter of 2008, we recorded a provision for loan loss in our Florida subsidiary of $3.4 million.
     Non-Interest Income. Total non-interest income was $13.5 million for the three-month period ended March 31, 2008 compared to $6.2 million for the same period in 2007. Our non-interest income includes service charges on deposit accounts, other service charges and fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in earnings of unconsolidated affiliates and other income.
     Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2008 and 2007, respectively, as well as changes for the three-month period ended March 31, 2008 compared to the same period in 2007.
Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2008 Change
	2008	2007	from 2007
		(Dollars in thousands)
Service charges on deposit accounts	$3,097	$2,588	$509	19.7%
Other service charges and fees	1,763	1,500	263	17.5
Data processing fees	210	218	(8)	(3.7)
Mortgage lending income	632	348	284	81.6
Mortgage servicing income	231	—	231	100.0
Insurance commissions	272	289	(17)	(5.9)
Income from title services	168	156	12	7.7
Increase in cash value of life insurance	585	598	(13)	(2.2)
Dividends from FHLB, FRB & bankers’ bank	281	227	54	23.8
Equity in income (loss) of unconsolidated affiliates	102	(114)	216	189.5
Gain on sale of equity investment	6,102	—	6,102	100.0
Gain on sale of SBA	101	—	101	100.0
Gain (loss) on sale of premises and equipment, net	(2)	14	(16)	(114.3)
Gain (loss) on OREO	(380)	37	(417)	(1,127.0)
Other income	372	344	28	8.1

Total non-interest income	$13,534	$6,205	$7,329	118.1%

     Non-interest income increased $7.3 million, or 118.1%, to $13.5 million for the three-month period ended March 31, 2008 from $6.2 million for the same period in 2007. The primary factors that resulted in the increase include:
•	Of the $509,000 aggregate increase in service charges on deposit accounts, our acquisition of Centennial Bancshares, Inc. accounted for $130,000 of the increase. The remaining increase is related to organic growth of our bank subsidiaries and an improved fee process.

•	Of the $263,000 aggregate increase in other service charges and fees, our acquisition of Centennial Bancshares, Inc. accounted for $145,000 of the increase. The remaining increases are a result of increased retention of interchange fees and organic growth of our bank subsidiaries

•	Of the $284,000 aggregate increase in mortgage lending income, our acquisition of Centennial Bancshares, Inc. accounted for $84,000 of the increase. The remaining increase is related to organic growth of our bank subsidiaries.

•	The new revenue source, mortgage servicing income was related to our acquisition of Centennial Bancshares, Inc. As a result of this acquisition, we now have a mortgage loan servicing portfolio of approximately $290 million and purchased mortgage servicing rights of $2.3 million.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until late in 2007. White River Bancshares repurchased our interest in them on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $380,000 loss on OREO is related to a foreclosure on an owner occupied strip center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down be taken on the property.

     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2008 and 2007, as well as changes for the three-month period ended March 31, 2008 compared to the same period in 2007.
Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2008 Change
	2008	2007	from 2007
	(Dollars in thousands)
Salaries and employee benefits	$9,278	$7,440	$1,838	24.7%
Occupancy and equipment	2,702	2,210	492	22.3
Data processing expense	786	644	142	22.0
Other operating expenses:
Advertising	614	629	(15)	(2.4)
Amortization of intangibles	462	439	23	5.2
Amortization of purchased mortgage servicing rights	147	—	147	100.0
Electronic banking expense	752	530	222	41.9
Directors’ fees	231	174	57	32.8
Due from bank service charges	62	56	6	10.7
FDIC and state assessment	315	260	55	21.2
Insurance	228	244	(16)	(6.6)
Legal and accounting	280	319	(39)	(12.2)
Mortgage servicing expense	87	—	87	100.0
Other professional fees	833	170	663	390.0
Operating supplies	244	226	18	8.0
Postage	180	164	16	9.8
Telephone	231	228	3	1.3
Other expense	1,251	1,008	243	24.1

Total non-interest expense	$18,683	$14,741	$3,942	26.7%

     Non-interest expense increased $3.9 million, or 26.7%, to $18.7 million for the three-month period ended March 31, 2008, from $14.7 million for the same period in 2007. The increase is the result of our acquisition of Centennial Bancshares, Inc. during the first quarter of 2008, the continued expansion of the Company and additional costs associated with an efficiency study performed during the first quarter of 2008 combined with the normal increased cost of doing business. The most significant component of the increase was related to our acquisition of Centennial Bancshares. Another component was the $660,000 of costs associated with an efficiency study performed by a third party in the first quarter of 2008. The remaining increases are primarily the result of the continued expansion of the Company combined with the normal increased cost of doing business. During 2008 and 2007, we have opened two de novo branch locations in Florida and six in Arkansas.

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison, our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an increase of approximately $535,000 to non-interest expense for 2008. An expense of $130,000 was accrued for the three months ended March 31, 2008. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
     Income Taxes. The provision for income taxes increased $1.7 million, or 84.8%, to $3.6 million for the three-month period ended March 31, 2008, from $1.9 million as of March 31, 2007. The effective income tax rate was 33.1% for the three-month period ended March 31, 2008, compared to 29.0% for the same period in 2007. The primary cause of this increase is the result of our increased earnings which is tax-effected at a marginal tax rate of 39.225%.
Financial Conditions as of and for the Quarter Ended March 31, 2008 and 2007
     Our total assets increased $279.5 million, an annualized growth of 49.1%, to $2.57 billion as of March 31, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $260.0 million, an annualized growth of 65.1%, to $1.87 billion as of March 31, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $33.3 million, an annualized growth of 53.0%, to $286.4 million as of March 31, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, assets and loans increased by $234.1 million and $192.8 million, respectively. The increase in stockholders’ equity was primarily the result of the issuance of $24.3 million in stock as a result of our acquisition of Centennial Bancshares and retained earnings for the three months.
  Loan Portfolio
     Our loan portfolio averaged $1.83 billion during the three-month period ended March 31, 2008. Net loans were $1.83 billion as of March 31, 2008, compared to $1.58 billion as of December 31, 2007. The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southern Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007 and 2008, particularly Florida. These markets continue to experience pressure including the well publicized sub-prime mortgage market. The Company does not actively market or originate subprime mortgage loans.

     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$765,881	$607,638
Construction/land development	341,442	367,422
Agricultural	24,739	22,605
Residential real estate loans:
Residential 1-4 family	343,475	259,975
Multifamily residential	73,220	45,428

Total real estate	1,548,757	1,303,068
Consumer	55,251	46,275
Commercial and industrial	224,756	219,062
Agricultural	17,559	20,429
Other	20,646	18,160

Total loans receivable before allowance for loan losses	1,866,969	1,606,994
Allowance for loan losses	37,075	29,406

Total loans receivable, net	$1,829,894	$1,577,588

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
     As of March 31, 2008, commercial real estate loans totaled $1.13 billion, or 60.6% of our loan portfolio, compared to $997.7 million, or 62.1% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $91.5 million of commercial real estate. The remaining increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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

     As of March 31, 2008, we had $416.7 million, or 22.3% of our loan portfolio, in residential real estate loans, compared to the $305.4 million, or 19.0% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $65.4 million of residential real estate loans. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans have normal maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of March 31, 2008, our installment consumer loan portfolio totaled $55.3 million, or 3.0% of our total loan portfolio, compared to the $46.3 million, or 2.9% of our loan portfolio as of December 31, 2007. The primary cause for the increase is related to our acquisition of Centennial Bancshares which resulted in an increase of $8.3 million to consumer loans.
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
     As of March 31, 2008, commercial and industrial loans outstanding totaled $224.8 million, or 12.0% of our loan portfolio, compared to $219.1 million, or 13.6% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $31.5 million of commercial and industrial loans. The offsetting decrease is related to the payoff of a couple of large credits during the first quarter of 2008.
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
     Table 8 sets forth information with respect to our non-performing assets as of March 31, 2008 and December 31, 2007. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.

Table 8: Non-performing Assets

	As of	As of
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$12,033	$2,952
Loans past due 90 days or more (principal or interest payments)	—	301

Total non-performing loans	12,033	3,253

Other non-performing assets
Foreclosed assets held for sale	5,097	5,083
Other non-performing assets	27	15

Total other non-performing assets	5,124	5,098

Total non-performing assets	$17,157	$8,351

Allowance for loan losses to non-performing loans	308.11%	903.97%
Non-performing loans to total loans	0.64	0.20
Non-performing assets to total assets	0.67	0.36
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
     Total non-performing loans were $12.0 million as of March 31, 2008, compared to $3.3 million as of December 31, 2007 for an increase of $8.7 million. Part of this increase is related to our acquisition of Centennial Bancshares on January 1, 2008 which reported $2.4 million of non-performing loans as of March 31, 2008. As anticipated, we saw an increase in non-performing loans from our Florida market. As a result of the slowdown in housing sales in our Florida markets, our non-performing loans increased by $5.6 million. The weakening real estate market has and may continue to raise our level of non-performing loans going forward. When we reported our year-end results, we provided a projection for non-performing loans to total loans in the range of 0.60% to 2.0%. This continues to be our expected range for non-performing loans to total loans. While we believe our allowance for loan losses is adequate at March 31, 2008, as additional facts become known about relevant internal and external factors that effect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2008.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $136,000 and $88,000 for the three-month periods ended March 31, 2008 and 2007, respectively, would have been recorded. Interest income recognized on the non-accrual loans for the three-month periods ended March 31, 2008 and 2007 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of March 31, 2008, average impaired loans were $22.5 million compared to $10.0 million as of March 31, 2007. At March 31, 2008, impaired loans were $33.2 million compared to $11.9 million at March 31, 2007 for an increase of $21.3 million. The unfavorable economic conditions that are impacting our Florida market accounted for $17.4 million of the $21.3 million increase, while the acquisition of Centennial Bancshares, increased our impaired loans by $2.4 million.

     The balance in foreclosed assets held for sale is primarily the result of one credit located in the Florida Keys. This foreclosure is an owner occupied strip center. The space the proprietor occupied has subsequently been leased and the rest of the center is occupied. In the first quarter of 2008, we took a $380,000 write down of the property to reflect the current fair market value estimate. We are cautiously optimistic that this property can be disposed of during the second or third quarter of 2008.
     Due to the unfavorable economic conditions in the Florida market, current fair market value estimates required that this write down to be taken on this property.
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
     Charge-offs and Recoveries. Total charge-offs increased $523,000, or 523.0%, to $623,000 for the three months ended March 31, 2008, compared to the same period in 2007. Total recoveries decreased $2,000, or 1.9%, to $101,000 for the three months ended March 31, 2008, compared to the same period in 2007. The changes in net charge-offs are due to our proactive stance on asset quality. The acquisition completed in the first quarter of 2008 has a minimal impact on net charge-offs.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2008 and 2007.
Table 9: Analysis of Allowance for Loan Losses

	As of March 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$29,406	$26,111
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	16	—
Construction/land development	44	—
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	357	10
Multifamily residential	—	—

Total real estate	417	10
Consumer	100	59
Commercial and industrial	106	31
Agricultural	—	—
Other	—	—

Total loans charged off	623	100

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	4	16
Construction/land development	2	1
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	29	24
Multifamily residential	—	—

Total real estate	35	41
Consumer	34	36
Commercial and industrial	31	19
Agricultural	—	—
Other	1	7

Total recoveries	101	103

Net (recoveries) loans charged off	522	(3)
Allowance for loan loss of Centennial Bancshares, Inc.	3,382	—
Provision for loan losses	4,809	820

Balance, March 31	$37,075	$26,934

Net (recoveries) charge-offs to average loans	0.11%	—%
Allowance for loan losses to period end loans	1.99	1.83
Allowance for loan losses to net (recoveries) charge-offs	1,766	(221,375)

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
     The changes for the period ended March 31, 2008 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, our acquisition of Centennial Bancshares, Inc. on January 1, 2008 and normal changes in the outstanding loan portfolio for those products from December 31, 2007.
     Table 10 presents the allocation of allowance for loan losses as of March 31, 2008 and December 31, 2007.
Table 10: Allocation of Allowance for Loan Losses

	As of March 31, 2008		As of December 31, 2007
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$14,355	41.0%	$11,475	37.8%
Construction/land development	9,363	18.3	7,332	22.9
Agricultural	367	1.3	311	1.4
Residential real estate loans:
Residential 1-4 family	6,291	18.4	3,968	16.2
Multifamily residential	1,190	4.0	727	2.8

Total real estate	31,566	83.0	23,813	81.1
Consumer	956	3.0	905	2.9
Commercial and industrial	3,652	12.0	3,243	13.6
Agricultural	532	0.9	599	1.3
Other	14	1.1	14	1.1
Unallocated	355	—	832	—

Total	$37,075	100.0%	$29,406	100.0%

(1)	Percentage of loans in each category to loans receivable.
  Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2008, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $403.8 million as of March 31, 2008, compared to $430.4 million as of December 31, 2007. The estimated duration of our securities portfolio was 2.5 years as of March 31, 2008.
     As of March 31, 2008, $194.1 million, or 48.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $181.6 million, or 42.2%, of our available-for-sale securities as of December 31, 2007. To reduce our income tax burden, $112.3 million, or 27.8%, of our available-for-sale securities portfolio as of March 31, 2008, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $111.3 million, or 25.9%, of our available-for-sale securities as of December 31, 2007. Also, we had approximately $86.4 million, or 21.4%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2008, compared to $126.3 million, or 29.3%, of our available-for-sale securities as of December 31, 2007.
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
     Table 11 presents the carrying value and fair value of investment securities as of March 31, 2008 and December 31, 2007.
Table 11: Investment Securities

	As of March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$85,367	$1,042	$(8)	$86,401
Mortgage-backed securities	194,077	1,555	(1,517)	194,115
State and political subdivisions	111,915	1,520	(1,106)	112,329
Other securities	11,266	—	(356)	10,910

Total	$402,625	$4,117	$(2,987)	$403,755

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

  Deposits
     Our deposits averaged $1.80 billion for the three-month period ended March 31, 2008. Total deposits increased $262.5 million, or an annualized increase of 66.3%, to $1.85 billion as of March 31, 2008, from $1.59 billion as of December 31, 2007. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, deposits increased by $178.8 million. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of March 31, 2008 and December 31, 2007 brokered deposits were $47.5 million and $39.3 million, respectively.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. During 2007, the federal funds rate remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008 and 75 basis points on March 18, 2008.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2008 and 2007.
Table 12: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2008		2007
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$237,028	—%	$214,461	—%
Interest-bearing transaction accounts	596,526	2.21	534,610	3.14
Savings deposits	53,709	1.00	57,491	1.42
Time deposits:
$100,000 or more	525,770	4.39	472,219	5.00
Other time deposits	391,578	4.50	348,723	4.62

Total	$1,804,611	3.01%	$1,627,504	3.52%

  FHLB Borrowed Funds
     Our FHLB borrowed funds were $249.8 million as of March 31, 2008. The outstanding balance for March 31, 2008 consists of $10.0 million of short-term FHLB advances and $239.8 million of FHLB long-term advances. Our FHLB borrowings were $251.8 million as of December 31, 2007. The outstanding balance for December 31, 2007, includes $116.0 million of short-term advances and $135.8 million of long-term advances. Our remaining FHLB borrowing capacity was $223.6 million and $186.6 million as of March 31, 2008 and December 31, 2007, respectively.

  Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.6 million and $44.6 million as of March 31, 2008 and December 31, 2007, respectively. As a result of the acquisition of Centennial Bancshares we acquired $3.1 million of additional trust preferred securities.
     Table 13 reflects subordinated debentures as of March 31, 2008 and December 31, 2007, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	March 31,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,311	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total	$47,643	$44,572

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

  Shareholders’ Equity
     Stockholders’ equity was $286.4 million at March 31, 2008 compared to $253.1 million at December 31, 2007, an annualized increase of 53.0%. As of March 31, 2008 our equity to asset ratio was 11.1%, compared to 11.0% as of December 31, 2007. Book value per common share was $15.62 at March 31, 2008 compared to $14.67 at December 31, 2007, a 26.0% annualized increase. The increases in stockholders’ equity and book value per share were primarily the result of our acquisition of Centennial Bancshares and retained earnings during the prior three months.
     Cash Dividends. We declared cash dividends on our common stock of $0.05 and $0.025 per share for the three-month periods ended March 31, 2008 and 2007, respectively.
     On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to one million shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2008 and December 31, 2007, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of March 31, 2008 and December 31, 2007.
Table 14: Risk-Based Capital

	As of	As of
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$286,391	$253,056
Qualifying trust preferred securities	46,000	43,000
Goodwill and core deposit intangibles, net	(54,780)	(42,332)
Unrealized (gain) loss on available-for-sale securities	(581)	2,255
Other	(233)	—

Total Tier 1 capital	276,797	255,979

Tier 2 capital
Qualifying allowance for loan losses	26,642	23,861

Total Tier 2 capital	26,642	23,861

Total risk-based capital	$303,439	$279,840

Average total assets for leverage ratio	$2,495,518	$2,236,776

Risk weighted assets	$2,120,915	$1,903,364

Ratios at end of period
Leverage ratio	11.09%	11.44%
Tier 1 risk-based capital	13.05	13.45
Total risk-based capital	14.31	14.70
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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
     Table 15 presents actual capital amounts and ratios as of March 31, 2008 and December 31, 2007, for our bank subsidiaries and us.

Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2008
Leverage ratios:
Home BancShares	$276,797	11.09%	$99,837	4.00%	$	N/A	N/A	%
First State Bank	56,835	9.27	24,524	4.00		30,655	5.00
Community Bank	34,835	8.89	15,674	4.00		19,592	5.00
Twin City Bank	62,940	9.10	27,666	4.00		34,582	5.00
Marine Bank	33,554	8.71	15,409	4.00		19,262	5.00
Bank of Mountain View	16,440	9.05	7,266	4.00		9,083	5.00
Centennial Bank	19,975	8.23	9,708	4.00		12,135	5.00
Tier 1 capital ratios:
Home BancShares	$276,797	13.05%	$84,842	4.00%	$	N/A	N/A	%
First State Bank	56,835	10.53	21,590	4.00		32,385	6.00
Community Bank	34,835	10.91	12,772	4.00		19,158	6.00
Twin City Bank	62,940	10.17	24,755	4.00		37,133	6.00
Marine Bank	33,554	10.06	13,342	4.00		20,012	6.00
Bank of Mountain View	16,440	14.70	4,473	4.00		6,710	6.00
Centennial Bank	19,975	10.48	7,624	4.00		11,436	6.00
Total risk-based capital ratios:
Home BancShares	$303,439	14.31%	$169,637	8.00%	$	N/A	N/A	%
First State Bank	63,605	11.79	43,159	8.00		53,948	10.00
Community Bank	38,864	12.17	25,547	8.00		31,934	10.00
Twin City Bank	70,681	11.42	49,514	8.00		61,892	10.00
Marine Bank	37,771	11.33	26,670	8.00		33,337	10.00
Bank of Mountain View	17,710	15.83	8,950	8.00		11,188	10.00
Centennial Bank	22,372	11.74	15,245	8.00		19,056	10.00

As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

  Non-GAAP Financial Measurements
     We had $57.8 million, $45.2 million, and $46.5 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2008, December 31, 2007 and March 31, 2007, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
GAAP net income	$7,278	$4,761
Intangible amortization after-tax	282	267

Cash earnings	$7,560	$5,028

GAAP diluted earnings per share	$0.39	$0.27
Intangible amortization after-tax	0.01	0.02

Diluted cash earnings per share	$0.40	$0.29

Table 17: Tangible Book Value Per Share

	As of	As of
	March 31,	December 31,
	2008	2007
	(Dollars in thousands, except per share data)
Book value per common share: (A/B)	$15.62	$14.67
Tangible book value per common share: (A-C-D)/B	12.47	12.05

(A) Total shareholders’ equity	$286,391	$253,056
(B) Common shares outstanding	18,337	17,250
(C) Goodwill	49,849	37,527
(D) Core deposit and other intangibles	7,934	7,702
Table 18: Cash Return on Average Assets

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Return on average assets: A/C	1.15%	0.88%
Cash return on average assets: B/(C-D)	1.22	0.95

(A) Net Income	$7,278	$4,761
(B) Cash earnings	7,560	5,028
(C) Average assets	2,550,531	2,197,695
(D) Average goodwill, core deposits and other intangible assets	58,098	46,765

Table 19: Cash Return on Average Tangible Equity

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	10.35%	8.30%
Return on average tangible equity: B/(C-D)	13.53	10.96

(A) Net Income	$7,278	$4,761
(B) Cash earnings	7,560	5,028
(C) Average equity	282,748	232,771
(D) Average goodwill, core deposits and other intangible assets	58,098	46,765
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Equity to assets: B/A	11.14%	11.04%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.10	9.25

(A) Total assets	$2,571,145	$2,291,630
(B) Total shareholders’ equity	286,391	253,056
(C) Goodwill	49,849	37,527
(D) Core deposit and other intangibles	7,934	7,702
  Adoption of Recent Accounting Pronouncements
FAS 157
     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the period.

     FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. Level 3 securities were immaterial.
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Impaired loans are considered a Level 3 valuation.
     Compared to prior years, the adoption of SFAS 157 did not have any impact on our 2008 consolidated financial statements.
FAS 159
     Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159) became effective for the Company on January 1, 2008. FAS 159 allows companies an option to report selected financial assets and liabilities at fair value. Because we did not elect the fair value measurement provision for any of our financial assets or liabilities, the adoption of SFAS 159 did not have any impact on our 2008 consolidated financial statements. Presently, we have not determined whether we will elect the fair value measurement provisions for future transactions.

EITF 06-4 and 06-10
     Effective January 1, 2008, the Company adopted EITF 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements and EITF 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements. As a result of the adoption of EITF 06-4, the Company recognized the effect of applying the EITF with a change in accounting principle through a cumulative-effect adjustment to retained earnings for $276,000. Additionally, this change will result in an increase of approximately $100,000 in annual non-interest expense as a result of the mortality cost for 2008 and beyond. The adoption of EITF 06-10 did not have any impact on our 2008 consolidated financial statements.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R), which replaces SFAS 141, Business Combinations, establishes accounting standards for all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree) including mergers and combinations achieved without the transfer of consideration. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Goodwill is measured as the excess of consideration transferred plus the fair value of any noncontrolling interest in the acquiree over the fair value of the identifiable net assets acquired. In the event that the fair value of the identifiable net assets acquired exceeds the fair value of the consideration transferred plus any non-controlling interest (referred to as a “bargain purchase”), SFAS 141(R) requires the acquirer to recognize that excess in earnings as a gain attributable to the acquirer. In addition, SFAS 141(R) requires costs incurred to effect an acquisition to be recognized separately from the acquisition and requires the recognition of assets or liabilities arising from noncontractual contingencies as of the acquisition date only if it is more likely than not that they meet the definition of an asset or liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is the fiscal year beginning January 1, 2009. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it to have a material effect on the Company’s financial position or results of operation.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2008, our cash and cash equivalents were $59.7 million, or 2.3% of total assets, compared to $55.0 million, or 2.4% of total assets, as of December 31, 2007. Our investment securities and federal funds sold were $441.1 million, or 17.2% of total assets, as of March 31, 2008 and $430.5 million, or 18.8% of total assets, as of December 31, 2007.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $99.7 million and $88.2 million on an unsecured basis as of March 31, 2008 and December 31, 2007, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $249.9 million as of March 31, 2008 and $251.8 million as of December 31, 2007. The outstanding balance for March 31, 2008 included $10.0 million of short-term advances and $239.9 million of FHLB long-term advances. The outstanding balance for December 31, 2007, included $116.0 million of short-term advances and $135.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $223.6 million and $186.6 million as of March 31, 2008 and December 31, 2007.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2008, our gap position was relatively neutral with a one-year cumulative repricing gap of 1.4%, compared to -5.2% as of December 31, 2007. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2008.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$5,828	$—	$—	$—	$—	$—	$—	$5,828
Federal funds sold	37,331	—	—	—	—	—	—	37,331
Investment securities	41,468	28,458	32,895	60,928	49,551	94,640	95,815	403,755
Loans receivable	737,776	133,449	147,767	224,324	291,694	306,723	25,236	1,866,969

Total earning assets	822,403	161,907	180,662	285,252	341,245	401,363	121,051	2,313,883

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	30,637	61,274	91,911	183,823	43,885	116,493	159,229	687,252
Time deposits	137,229	164,365	228,731	286,420	58,581	36,270	358	911,954
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	91,370	—	—	—	3,225	9,675	10,319	114,589
FHLB borrowed funds	93,598	6,092	5,299	10,392	38,042	84,996	11,429	249,848
Subordinated debentures	25,775	2	4	8	16	61	21,777	47,643

Total interest- bearing liabilities	378,609	231,733	325,945	480,643	143,749	247,495	203,112	2,011,286

Interest rate sensitivity gap	$443,794	$(69,826)	$(145,283)	$(195,391)	$197,496	$153,868	$(82,061)	$302,597

Cumulative interest rate sensitivity gap	$443,794	$373,968	$228,685	$33,294	$230,790	$384,658	$302,597
Cumulative rate sensitive assets to rate sensitive liabilities	217.2%	161.3%	124.4%	102.3%	114.8%	121.3%	115.0%
Cumulative gap as a % of total earning assets	19.2	16.2	9.9	1.4	10.0	16.6	13.1

Item 4: CONTROLS AND PROCEDURES
Article I. Evaluation of Disclosure Controls
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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2007. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

(i) SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date: April 29, 2008	/s/ John W. Allison

John W. Allison, Chief Executive Officer

Date: April 29, 2008	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer