Form 10-Q/A
period 2008-03-31
HOME BANCSHARES INC
filed 2008-05-14
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2008
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934
For the Transition period from        to
Commission File Number: 000-51904
HOME BANCSHARES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Arkansas (State or other jurisdiction of incorporation or organization)	71-0682831 (I.R.S. Employer Identification No.)
719 Harkrider, Suite 100, Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
Home BancShares, Inc. is filing this amendment to its quarterly report on Form 10-Q for the quarter ended March 31, 2008 (the “Form 10-Q”) filed on May 6, 2008 solely to correct an inadvertent omission for the certifications filed as Exhibits 31.1 and 31.2. No other changes are being made to the Form 10 by means of this amendment. This amendment does not update the financial statements or disclosures on Form 10-Q.
PART II: OTHER INFORMATION

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

HOME BANCSHARES, INC.
(Registrant)
Date: May 14, 2008	/s/ John W. Allison
John W. Allison, Chief Executive Officer

Date: May 14, 2008	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer