Form 10-Q
period 2008-06-30
HOME BANCSHARES INC
filed 2008-08-07
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2008
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
Common Stock Issued and Outstanding: 18,343,786 shares as of July 28, 2008.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2008

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Cash and due from banks	$60,915	$51,468
Interest-bearing deposits with other banks	4,845	3,553

Cash and cash equivalents	65,760	55,021
Federal funds sold	7,436	76
Investment securities – available for sale	383,285	430,399
Loans receivable	1,951,272	1,606,994
Allowance for loan losses	(36,563)	(29,406)

Loans receivable, net	1,914,709	1,577,588
Bank premises and equipment, net	70,745	67,702
Foreclosed assets held for sale	5,284	5,083
Cash value of life insurance	49,189	48,093
Investments in unconsolidated affiliates	1,424	15,084
Accrued interest receivable	13,962	14,321
Deferred tax asset, net	12,420	9,163
Goodwill	49,849	37,527
Core deposit and other intangibles	7,471	7,702
Mortgage servicing rights	2,186	—
Other assets	27,899	23,871

Total assets	$2,611,619	$2,291,630

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$248,036	$211,993
Savings and interest-bearing transaction accounts	722,877	582,477
Time deposits	930,890	797,736

Total deposits	1,901,803	1,592,206
Federal funds purchased	8,485	16,407
Securities sold under agreements to repurchase	116,865	120,572
FHLB borrowed funds	238,551	251,750
Accrued interest payable and other liabilities	10,440	13,067
Subordinated debentures	47,620	44,572

Total liabilities	2,323,764	2,038,574
Stockholders’ equity:
Common stock, par value $0.01 in 2008 and 2007; shares authorized 50,000,000 in 2008 and 2007; shares issued and outstanding 18,343,186 in 2008 and 17,250,036 in 2007	183	173
Capital surplus	220,248	195,649
Retained earnings	70,220	59,489
Accumulated other comprehensive loss	(2,796)	(2,255)

Total stockholders’ equity	287,855	253,056

Total liabilities and stockholders’ equity	$2,611,619	$2,291,630

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2008	2007	2008	2007
		(Unaudited)
Interest income:
Loans	$32,209	$29,776	$65,454	$58,064
Investment securities
Taxable	2,996	4,273	6,758	8,859
Tax-exempt	1,199	1,025	2,367	2,051
Deposits – other banks	37	30	92	79
Federal funds sold	99	40	265	275

Total interest income	36,540	35,144	74,936	69,328

Interest expense:
Interest on deposits	11,619	14,091	25,141	28,224
Federal funds purchased	20	247	89	452
FHLB borrowed funds	2,059	2,033	4,634	3,844
Securities sold under agreements to repurchase	367	1,281	955	2,505
Subordinated debentures	734	747	1,545	1,496

Total interest expense	14,799	18,399	32,364	36,521

Net interest income	21,741	16,745	42,572	32,807
Provision for loan losses	704	680	5,513	1,500

Net interest income after provision for loan losses	21,037	16,065	37,059	31,307

Non-interest income:
Service charges on deposit accounts	3,352	2,669	6,449	5,257
Other service charges and fees	1,749	1,334	3,403	2,834
Data processing fees	225	209	435	427
Mortgage lending income	706	478	1,447	826
Mortgage servicing income	217	—	448	—
Insurance commissions	184	171	456	460
Income from title services	189	238	357	394
Increase in cash value of life insurance	513	617	1,098	1,215
Dividends from FHLB, FRB & bankers’ bank	227	207	508	434
Equity in earnings (loss) of unconsolidated affiliates	—	(56)	102	(170)
Gain on sale of equity investment	—	—	6,102	—
Gain on sale of SBA loans	—	170	101	170
Gain (loss) on sale of premises and equipment, net	—	167	(2)	181
Gain (loss) on OREO, net	(50)	—	(430)	—
Gain (loss) on securities, net	(2,067)	73	(2,067)	110
Other income	422	306	794	650

Total non-interest income	5,667	6,583	19,201	12,788

Non-interest expense:
Salaries and employee benefits	8,931	7,757	18,209	15,197
Occupancy and equipment	2,726	2,342	5,428	4,552
Data processing expense	833	670	1,619	1,314
Other operating expenses	6,007	4,748	11,924	9,195

Total non-interest expense	18,497	15,517	37,180	30,258

Income before income taxes	8,207	7,131	19,080	13,837
Income tax expense	2,553	2,070	6,148	4,015

Net income	$5,654	$5,061	$12,932	$9,822

Basic earnings per share	$0.31	$0.29	$0.71	$0.57

Diluted earnings per share	$0.30	$0.29	$0.69	$0.56

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2007	$172	$194,595	$41,544	$(4,892)	$231,419
Comprehensive income (loss):
Net income	—	—	9,822	—	9,822
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $1,560	—	—	—	(2,420)	(2,420)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	(68)	(68)

Comprehensive income					7,334
Net issuance of 32,738 shares of common stock from exercise of stock options	—	237	—	—	237
Tax benefit from stock options exercised	—	203	—	—	203
Share-based compensation	—	222	—	—	222
Cash dividends – Common Stock, $0.06 per share	—	—	(1,033)	—	(1,033)

Balances at June 30, 2007 (unaudited)	172	195,257	50,333	(7,380)	238,382
Comprehensive income (loss):
Net income	—	—	10,623	—	10,623
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $3,199	—	—	—	4,961	4,961
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	164	164

Comprehensive income					15,748
Net issuance of 11,649 shares of common stock from exercise of stock options	1	117	—	—	118
Tax benefit from stock options exercised	—	41	—	—	41
Share-based compensation	—	234	—	—	234
Cash dividends – Common Stock, $0.085 per share	—	—	(1,467)	—	(1,467)

Balances at December 31, 2007	173	195,649	59,489	(2,255)	253,056
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity – Continued
Six Months Ended June 30, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Surplus	Earnings	Income (Loss)	Total

Cumulative effect of adoption of EITF 06-4	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	12,932	—	12,932
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of ($334)	—	—	—	(633)	(633)
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	92	92

Comprehensive income					12,391
Issuance of 1,083,802 common shares pursuant to acquisition of Centennial Bancshares, Inc.	10	24,245	—	—	24,255
Net issuance of 9,348 shares of common stock from exercise of stock options	—	68	—	—	68
Tax benefit from stock options exercised	—	50	—	—	50
Share-based compensation	—	236	—	—	236
Cash dividends – Common Stock, $0.105 per share	—	—	(1,925)	—	(1,925)

Balances at June 30, 2008 (unaudited)	$183	$220,248	$70,220	$(2,796)	$287,855

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2008	2007
	(Unaudited)
Operating Activities
Net income	$12,932	$9,822
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,753	2,158
Amortization/Accretion	1,314	802
Share-based compensation	236	222
Tax benefits from stock options exercised	(50)	(203)
Loss (gain) on assets	2,398	226
Gain on sale of equity investment	(6,102)	—
Provision for loan loss	5,513	1,500
Deferred income tax benefit	(1,117)	(1,110)
Equity in (income) loss of unconsolidated affiliates	(102)	170
Increase in cash value of life insurance	(1,098)	(1,215)
Originations of mortgage loans held for sale	(73,730)	(48,679)
Proceeds from sales of mortgage loans held for sale	72,684	45,543
Changes in assets and liabilities:
Accrued interest receivable	1,524	(1,111)
Other assets	(2,082)	(3,586)
Accrued interest payable and other liabilities	(3,990)	(245)

Net cash provided by operating activities	11,083	4,294

Investing Activities
Net (increase) decrease in federal funds sold	(4,570)	(1,179)
Net (increase) decrease in loans	(155,154)	(108,201)
Purchases of investment securities available for sale	(55,164)	(118,933)
Proceeds from maturities of investment securities available for sale	124,522	188,101
Proceeds from sale of loans	1,904	2,957
Proceeds from foreclosed assets held for sale	697	371
Purchases of premises and equipment, net	(2,384)	(9,656)
Purchase of bank owned life insurance	—	(3,498)
Investments in unconsolidated affiliates	—	(2,625)
Acquisition of Centennial Bancshares, Inc., net funds received	1,663	—
Proceeds from sale of investment in unconsolidated affiliate	19,862	—

Net cash used in investing activities	(68,624)	(52,663)

Financing Activities
Net increase (decrease) in deposits	130,460	35,819
Net increase (decrease) in securities sold under agreements to repurchase	(3,707)	8,567
Net increase (decrease) in federal funds purchased	(7,922)	(25,270)
Net increase (decrease) in FHLB and other borrowed funds	(48,744)	23,687
Proceeds from exercise of stock options	68	237
Tax benefits from stock options exercised	50	203
Dividends paid	(1,925)	(1,033)

Net cash provided by financing activities	68,280	42,210

Net change in cash and cash equivalents	10,739	(6,159)
Cash and cash equivalents – beginning of year	55,021	59,700

Cash and cash equivalents – end of period	$65,760	$53,541

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
    Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its six wholly owned community bank subsidiaries. Three of our bank subsidiaries are located in the central Arkansas market area, a fourth serves central and southern Arkansas, a fifth serves Stone County in north central Arkansas, and a sixth serves the Florida Keys and southwestern Florida. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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

  Investments in Unconsolidated Affiliates
     The Company had a 20.4% investment in White River Bancshares, Inc. (WRBI) at December 31, 2007. The Company’s investment in WRBI at December 31, 2007 totaled $13.8 million. On March 3, 2008, WRBI repurchased the Company’s interest in WRBI which resulted in a one-time gain of $6.1 million. Prior to this date, the investment in WRBI was accounted for on the equity method. The Company’s share of WRBI operating income included in non-interest income in the six months ended June 30, 2008 totaled $102,000. See the “Acquisitions” footnote related to the Company’s acquisition and disposal of WRBI.
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of June 30, 2008 and 2007, and for the three-month and six-month periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Assets	$47,424	$509,366	$47,424	$509,366
Liabilities	46,000	443,152	46,000	443,152
Equity	1,424	66,214	1,424	66,214
Net income (loss)	—	(280)	163	(695)
   Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$5,654	$5,061	$12,932	$9,822

Average shares outstanding	18,343	17,235	18,339	17,227
Effect of potential share issuance for acquisition earn out	181	—	181	—
Effect of common stock options	270	309	276	289

Diluted shares outstanding	18,794	17,544	18,796	17,516

Basic earnings per share	$0.31	$0.29	$0.71	$0.57
Diluted earnings per share	$0.30	$0.29	$0.69	$0.56
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

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$73,201	$326	$(303)	$73,224
Mortgage-backed securities	189,138	684	(3,539)	186,283
State and political subdivisions	115,507	917	(2,050)	114,374
Other securities	10,084	—	(680)	9,404

Total	$387,930	$1,927	$(6,572)	$383,285

	December 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

     Assets, principally investment securities, having a carrying value of approximately $177.3 million and $210.6 million at June 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $116.9 million and $120.6 million at June 30, 2008 and December 31, 2007, respectively.
     During the three-month and six-month periods ended June 30, 2008 and 2007, no available for sale securities were sold.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary, impairment is identified.

     During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.07 diluted earnings per share for the second quarter of 2008. This investment security is a pool of various other bank holding companies’ subordinated debentures throughout the country. The Company has only two securities of this nature with a remaining balance of $3.9 million which was put on non-accrual at June 30, 2008. The Company will continue to monitor its investments in these subordinated debentures and make additional write-downs if appropriate.
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$787,824	$607,638
Construction/land development	353,415	367,422
Agricultural	24,033	22,605
Residential real estate loans
Residential 1-4 family	365,577	259,975
Multifamily residential	74,065	45,428

Total real estate	1,604,914	1,303,068
Consumer	54,060	46,275
Commercial and industrial	238,870	219,062
Agricultural	33,794	20,429
Other	19,634	18,160

Total loans receivable before allowance for loan losses	1,951,272	1,606,994
Allowance for loan losses	36,563	29,406

Total loans receivable, net	$1,914,709	$1,577,588

     The following is a summary of activity within the allowance for loan losses:

	2008	2007
	(In thousands)
Balance, beginning of year	$29,406	$26,111
Additions
Provision charged to expense	5,513	1,500
Allowance for loan loss of Centennial Bancshares, Inc.	3,382	—

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $1,368 and $669 for the first six months of 2008 and 2007, respectively	1,738	(501)

Balance, June 30	$36,563	28,112

Additions
Provision charged to expense		1,742

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $210 for the last six months of 2007		448

Balance, end of year		$29,406

     At June 30, 2008 and December 31, 2007, accruing loans delinquent 90 days or more totaled $446,000 and $301,000, respectively. Non-accruing loans at June 30, 2008 and December 31, 2007 were $11.8 million and $3.0 million, respectively.
     The Company did not sell any of the guaranteed portions of SBA loans during the second quarter of 2008 or the first quarter of 2007. During the three-month period ended March 31, 2008, the Company sold $1.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $101,000. During the three-month period ended June 30, 2007, the Company sold $2.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $170,000.
     Mortgage loans held for sale of approximately $5.9 million and $4.8 million at June 30, 2008 and December 31, 2007, respectively, are included in residential 1—4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At June 30, 2008 and December 31, 2007, impaired loans totaled $28.4 million and $11.9 million, respectively. As of June 30, 2008 and 2007, average impaired loans were $24.5 million and $13.1 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $5.9 million and $2.6 million at June 30, 2008 and December 31, 2007, respectively. Interest recognized on impaired loans during 2008 and 2007 was immaterial.

5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount of the Company’s goodwill and core deposits and other intangibles for the six-month period ended June 30, 2008 and for the year ended December 31, 2007, were as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Goodwill
Balance, beginning of period	$37,527	$37,527
Acquisition of Centennial Bancshares, Inc.	12,322	—

Balance, end of period	$49,849	$37,527

	2008	2007
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$7,702	$9,458
Acquisition of Centennial Bancshares, Inc.	694	—
Amortization expense	(925)	(878)

Balance, June 30	$7,471	8,580

Amortization expense		(878)

Balance, end of year		$7,702

     The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2008 and December 31, 2007 were:

	June 30,	December 31,
	2008	2007
	(In thousands)
Gross carrying amount	$14,151	$13,457
Accumulated amortization	6,680	5,755

Net carrying amount	$7,471	$7,702

     Core deposit and other intangible amortization for the three months ended June 30, 2008 and 2007 was approximately $463,000 and $439,000, respectively. Core deposit and other intangible amortization for the six months ended June 30, 2008 and 2007 was approximately $925,000 and $878,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2008 through 2012 is: 2008 — $1.8 million; 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; and 2012 — $619,000.
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $562.7 million and $435.5 million at June 30, 2008 and December 31, 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.0 million and $5.5 million for the three months ended June 30, 2008 and 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $10.7 million and $11.3 million for the six months ended June 30, 2008 and 2007, respectively.

     Deposits totaling approximately $265.4 million and $185.6 million at June 30, 2008 and December 31, 2007, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $238.6 million and $251.8 million at June 30, 2008 and December 31, 2007, respectively. The outstanding balance for June 30, 2008 was all long-term advances. The outstanding balance for December 31, 2007 includes $116.0 million of short-term advances and $135.8 million of long-term advances. The long-term FHLB advances mature from the current year to 2025 with interest rates ranging from 1.955% to 5.416% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
8: Subordinated Debentures
     Subordinated Debentures at June 30, 2008 and December 31, 2007 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,288	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total subordinated debt	$47,620	$44,572

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
9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Current:
Federal	$1,829	$2,266	$6,174	$4,518
State	366	317	1,091	607

Total current	2,195	2,583	7,265	5,125

Deferred:
Federal	315	(431)	(930)	(932)
State	43	(82)	(187)	(178)

Total deferred	358	(513)	(1,117)	(1,110)

Provision for income taxes	$2,553	$2,070	$6,148	$4,015

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.97)	(4.74)	(4.17)	(4.83)
Cash value of life insurance	(2.18)	(3.03)	(2.01)	(3.07)
State income taxes, net of federal benefit	3.24	2.15	3.08	2.02
Other	0.02	(0.35)	0.32	(0.10)

Effective income tax rate	31.11%	29.03%	32.22%	29.02%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$14,231	$11,512
Deferred compensation	505	397
Stock options	420	328
Non-accrual interest income	613	562
Investment in unconsolidated subsidiary	104	519
Unrealized gain on securities	1,822	1,519
Net operating loss carryforward	119	—
Other	600	148

Gross deferred tax assets	18,414	14,985

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,161	1,997
Core deposit intangibles	2,824	2,897
Market value of cash flow hedge	—	4
FHLB dividends	800	681
Other	209	243

Gross deferred tax liabilities	5,994	5,822

Net deferred tax assets	$12,420	$9,163

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
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $511,000 as of June 30, 2008. The intrinsic value of the stock options outstanding and stock options vested at June 30, 2008 was $10.6 million and $7.2 million, respectively. The intrinsic value of the stock options exercised during the three-month and six-month periods ended June 30, 2008 was $84,000 and $129,000, respectively.

     The table below summarized the transactions under the Company’s stock option plans at June 30, 2008 and December 31, 2007 and changes during the six-month period and year then ended, respectively:

	For the Six Months Ended		For the Year Ended
	June 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,014	$12.01	1,032	$11.39
Granted	42	20.37	41	23.02
Forfeited	(1)	13.18	(14)	12.27
Exercised	(9)	7.31	(45)	7.99

Outstanding, end of period	1,046	12.39	1,014	12.01

Exercisable, end of period	585	$10.25	558	$9.80

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2008 and year-ended December 31, 2007, was $2.69 and $5.34, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended	For the Year Ended
	June 30, 2008	December 31, 2007
Expected dividend yield	0.98%	0.46%
Expected stock price volatility	2.70%	9.44%
Risk-free interest rate	3.36%	4.65%
Expected life of options	6.4 years	6.1 years

     The following is a summary of currently outstanding and exercisable options at June 30, 2008:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price

$6.14 to $6.68	44	4.1	$6.40	44	$6.40
$7.33 to $8.66	199	3.8	7.43	199	7.43
$9.33 to $10.31	103	5.1	10.18	101	10.18
$11.34 to $11.67	63	6.9	11.41	60	11.40
$12.67 to $12.67	184	8.5	12.67	155	12.67
$13.18 to $13.18	317	7.7	13.18	3	13.18
$19.79 to $21.17	95	8.8	20.80	10	21.17
$21.89 to $22.12	20	8.8	22.05	3	22.01
$23.27 to $24.15	21	8.6	24.11	10	24.13

	1,046			585

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands)
Salaries and employee benefits	$8,931	$7,757	$18,209	$15,197
Occupancy and equipment	2,726	2,342	5,428	4,552
Data processing expense	833	670	1,619	1,314
Other operating expenses:
Advertising	691	580	1,305	1,209
Amortization of intangibles	463	439	925	878
Amortization of mortgage servicing rights	147	—	294	—
Electronic banking expense	823	655	1,575	1,185
Directors’ fees	231	218	462	392
Due from bank service charges	82	51	144	107
FDIC and state assessment	356	231	671	491
Insurance	235	228	463	472
Legal and accounting	316	303	596	622
Mortgage servicing expense	74	—	161	—
Other professional fees	444	214	1,277	384
Operating supplies	245	227	489	453
Postage	188	171	368	335
Telephone	233	233	464	461
Other expense	1,479	1,198	2,730	2,206

Total other operating expenses	6,007	4,748	11,924	9,195

Total non-interest expense	$18,497	$15,517	$37,180	$30,258

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an annual expense of approximately $535,000 and $388,000 for 2008 and 2007, respectively. An expense of $129,000 and $259,000 was accrued for the three and six months ended June 30, 2008, respectively. An expense of $128,000 was accrued for the three and six months ended June 30, 2007. This expense was accrued using an 8 percent discount factor.
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
     At June 30, 2008 and December 31, 2007, commitments to extend credit of $335.4 million and $315.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2008 and December 31, 2007, is $17.3 million and $15.8 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of leveraged capital positions, the Company’s subsidiary banks do not have a significant amount of undivided profits available for payment of dividends to the Company as of June 30, 2008.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2008, each of the six subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.21%, 12.88%, and 14.13%, respectively, as of June 30, 2008.
16: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during the six months ended June 30, 2008. The Company paid interest and taxes during the three and six months ended as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(In thousands)
Interest paid	$14,934	$18,205	$33,374	$36,944
Income taxes paid	10,100	2,800	10,750	3,150

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
EITF 60-4 and 06-10
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2008 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
August 7, 2008

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our six wholly owned bank subsidiaries. As of June 30, 2008, we had, on a consolidated basis, total assets of $2.6 billion, loans receivable of $2.0 billion, total deposits of $1.9 billion, and shareholders’ equity of $287.9 million.
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
Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands, except per share data)
Total assets	$2,611,619	$2,239,921	$2,611,619	$2,239,921
Loans receivable	1,951,272	1,525,013	1,951,272	1,525,013
Total deposits	1,901,803	1,643,013	1,901,803	1,643,013
Net income	5,654	5,061	12,932	9,822
Basic earnings per share	0.31	0.29	0.71	0.57
Diluted earnings per share	0.30	0.29	0.69	0.56
Diluted cash earnings per share (1)	0.32	0.30	0.72	0.59
Annualized net interest margin – FTE	3.89%	3.51%	3.83%	3.47%
Efficiency ratio	64.04	62.95	57.33	62.74
Annualized return on average assets	0.89	0.92	1.02	0.90
Annualized return on average equity	7.91	8.52	9.12	8.41

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
     Our net income increased 11.7% to $5.7 million for the three-month period ended June 30, 2008, from $5.1 million for the same period in 2007. Our net income increased 31.7% to $12.9 million for the six-month period ended June 30, 2008, from $9.8 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 3.4% to $0.30 for the three-month period ended June 30, 2008, as compared to $0.29 for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 23.2% to $0.69 for the six-month period ended June 30, 2008, as compared to $0.56 for the same period in 2007. The second quarter increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., and organic growth of our bank subsidiaries offset by a $2.1 million impairment write down of an investment security and $200,000 of costs associated with an efficiency study. The year to date increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and $430,000 of losses on a foreclosed property of which $380,000 was a owner occupied strip center in Florida, a $2.1 million impairment write down of an investment security and $860,000 of costs associated with an efficiency study.
     Our annualized return on average assets was 0.89% and 1.02% for the three and six months ended June 30, 2008, compared to 0.92% and 0.90% for the same periods in 2007, respectively. Our annualized return on average equity was 7.91% and 9.12% for the three and six months ended June 30, 2008, compared to 8.52% and 8.41% for the same periods in 2007, respectively. The changes were primarily due to the previously discussed changes in net income for the three and six months ended June 30, 2008, compared to the same periods in 2007.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.89% and 3.83% for the three and six months ended June 30, 2008, compared to 3.51% and 3.47% for the same periods in 2007, respectively. Our strong loan growth which was funded by run off in the investment portfolio and deposit growth combined with improved pricing on our deposits allowed the Company to improve net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 64.04% and 57.33% for three and six months ended June 30, 2008, compared to 62.95% and 62.74% for the same periods in 2007, respectively. Excluding the $2.1 million security loss, the efficiency ratio in the second quarter of 2008 would have improved to 59.66% from the 62.95% reported in the same period the previous year. This improvement in our efficiency ratio is primarily due to continued improvement of our operations. The year to date improvement in our efficiency ratio is primarily due to the $6.1 million gain on the sale of our investment in White River Bancshares, Inc. combined with the continued improvement of our operations.
     Our total assets increased $320.0 million, a growth of 14.0%, to $2.61 billion as of June 30, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $344.3 million, a growth of 21.4%, to $1.95 billion as of June 30, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $34.8 million, a growth of 13.8%, to $287.9 million as of June 30, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares and organic growth of our bank subsidiaries. During the six months of 2008 we experienced $151.5 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares combined with the retained earnings for the three months.

     As of June 30, 2008, our non-performing loans increased to $12.2 million, or 0.63%, of total loans from $3.3 million, or 0.20%, of total loans as of December 31, 2007. The allowance for loan losses as a percent of non-performing loans decreased to 299% as of June 30, 2008, compared to 904% from December 31, 2007. Unfavorable economic conditions in the Florida market increased our non-performing loans by $5.5 million. The remaining increase in non-performing loans is associated with our Arkansas market which includes an increase of $532,000 from our acquisition of Centennial Bancshares, Inc.
     As of June 30, 2008, our non-performing assets increased to $21.4 million, or 0.82%, of total assets from $8.4 million, or 0.36%, of total assets as of December 31, 2007. The increase in non-performing assets is primarily the result of the $8.9 million increase in non-performing loans combined with two investment securities with a remaining balance of $3.9 million which were put on non-accrual in the second quarter of 2008.
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
Charter Consolidation
     In July 2008, management of Home BancShares, Inc. approved the combining of all of the Company’s individually charted banks into one charter. This decision is based in part on our continuing efforts to improve efficiency and the results of a study conducted for us by a third party. Assuming regulatory approvals are received, we anticipate the consolidation will be completed in the next twelve months. We remain committed to our community banking philosophy and will continue to rely on local management and boards of directors.
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company. Since, we were not utilizing any of the additional permitted activities allowed to our financial holding company status; this will not change any of our current business practices.

Results of Operations
     Our net income increased 11.7% to $5.7 million for the three-month period ended June 30, 2008, from $5.1 million for the same period in 2007. Our net income increased 31.7% to $12.9 million for the six-month period ended June 30, 2008, from $9.8 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 3.4% to $0.30 for the three-month period ended June 30, 2008, as compared to $0.29 for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 23.2% to $0.69 for the six-month period ended June 30, 2008, as compared to $0.56 for the same period in 2007. The second quarter increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., and organic growth of our bank subsidiaries offset by a $2.1 million impairment write down of an investment security and $200,000 of costs associated with an efficiency study. The year to date increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and $430,000 of losses on a foreclosed property of which $380,000 was a owner occupied strip center in Florida, a $2.1 million impairment write down of an investment security and $860,000 of costs associated with an efficiency study.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2007, the federal funds rate remained constant 5.25% until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our earning assets and interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008 and 25 basis points on April 30, 2008 to a rate of 2.00% as of June 30, 2008.

     Net interest income on a fully taxable equivalent basis increased $5.1 million, or 29.5%, to $22.5 million for the three-month period ended June 30, 2008, from $17.4 million for the same period in 2007. This increase in net interest income was the result of a $1.5 million increase in interest income combined with a $3.6 million decrease in interest expense. The $1.5 million increase in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $6.6 million, and our earning assets repricing in the declining interest rate environment resulted in a $5.1 million decrease in interest income for the three-month period ended June 30, 2008. The $3.6 million decrease in interest expense for the three-month period ended June 30, 2008, is primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by our interest bearing liabilities repricing in the declining interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $2.7 million. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $6.3 million decrease in interest expense for the three-month period ended June 30, 2008.
     Net interest income on a fully taxable equivalent basis increased $10.0 million, or 29.4%, to $44.0 million for the six-month period ended June 30, 2008, from $34.0 million for the same period in 2007. This increase in net interest income was the result of a $5.8 million increase in interest income combined with a $4.2 million decrease in interest expense. The $5.8 million increase in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $12.9 million, and our earning assets repricing in the declining interest rate environment resulted in a $7.1 million decrease in interest income for the six-month period ended June 30, 2008. The $4.2 million decrease in interest expense for the six-month period ended June 30, 2008, is primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by our interest bearing liabilities repricing in the declining interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $5.4 million. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $9.6 million decrease in interest expense for the six-month period ended June 30, 2008.
     Net interest margin, on a fully taxable equivalent basis, was 3.89% and 3.83% for the three and six months ended June 30, 2008 compared to 3.51% and 3.47% for the same periods in 2007, respectively. Our strong loan growth which was partially funded by run off in the investment portfolio deposit growth combined with improved pricing on deposits allowed the Company to improve net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2008 and 2007, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2008, compared to the same periods in 2007.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Interest income	$36,540	$35,144	$74,936	$69,328
Fully taxable equivalent adjustment	752	623	1,468	1,233

Interest income – fully taxable equivalent	37,292	35,767	76,404	70,561
Interest expense	14,799	18,399	32,364	36,521

Net interest income – fully taxable equivalent	$22,493	$17,368	$44,040	$34,040

Yield on earning assets – fully taxable equivalent	6.44%	7.23%	6.65%	7.18%
Cost of interest-bearing liabilities	2.94	4.24	3.22	4.23
Net interest spread – fully taxable equivalent	3.50	2.99	3.43	2.95
Net interest margin – fully taxable equivalent	3.89	3.51	3.83	3.47
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2008 vs. 2007	2008 vs. 2007
	(In thousands)
Increase in interest income due to change in earning assets	$6,606	$12,925
Decrease in interest income due to change in earning asset yields	5,081	7,082
Increase in interest expense due to change in interest-bearing liabilities	2,738	5,442
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	6,338	9,599

Increase in net interest income	$5,125	$10,000

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2008 and 2007. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield
	Balance	Expense	Rate	Balance	Expense	/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,093	$37	2.92%	$2,319	$30	5.19%
Federal funds sold	19,138	99	2.08	3,058	40	5.25
Investment securities – taxable	276,903	2,996	4.35	375,609	4,273	4.56
Investment securities – non-taxable	111,082	1,894	6.86	96,943	1,586	6.56
Loans receivable	1,915,404	32,266	6.78	1,506,237	29,838	7.95

Total interest-earning assets	2,327,620	37,292	6.44	1,984,166	35,767	7.23

Non-earning assets	241,757			228,174

Total assets	$2,569,377			$2,212,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$698,084	$2,766	1.59%	$615,459	$4,648	3.03%
Time deposits	924,671	8,853	3.85	780,836	9,443	4.85

Total interest-bearing deposits	1,622,755	11,619	2.88	1,396,295	14,091	4.05
Federal funds purchased	3,396	20	2.37	18,379	247	5.39
Securities sold under agreement to repurchase	108,589	367	1.36	119,610	1,281	4.30
FHLB borrowed funds	242,809	2,059	3.41	162,880	2,033	5.01
Subordinated debentures	47,633	734	6.20	44,631	747	6.71

Total interest-bearing liabilities	2,025,182	14,799	2.94	1,741,795	18,399	4.24

Non-interest bearing liabilities
Non-interest bearing deposits	242,148			220,411
Other liabilities	14,493			11,977

Total liabilities	2,281,823			1,974,183
Shareholders’ equity	287,554			238,157

Total liabilities and shareholders’ equity	$2,569,377			$2,212,340

Net interest spread			3.50%			2.99%
Net interest income and margin		$22,493	3.89%		$17,368	3.51%

	Six Months Ended June 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield
	Balance	Expense	Rate	Balance	Expense	/ Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,245	$92	3.53%	$3,052	$79	5.22%
Federal funds sold	20,919	265	2.55	10,502	275	5.28
Investment securities – taxable	300,502	6,758	4.52	391,401	8,859	4.56
Investment securities – non-taxable	110,198	3,720	6.79	97,364	3,167	6.56
Loans receivable	1,873,371	65,569	7.04	1,478,666	58,181	7.93

Total interest-earning assets	2,310,235	76,404	6.65	1,980,985	70,561	7.18

Non-earning assets	249,719			224,073

Total assets	$2,559,954			$2,205,058

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$674,159	$6,171	1.84%	$603,845	$8,982	3.00%
Time deposits	921,009	18,970	4.14	800,778	19,242	4.85

Total interest-bearing deposits	1,595,168	25,141	3.17	1,404,623	28,224	4.05
Federal funds purchased	4,987	89	3.59	16,896	452	5.39
Securities sold under agreement to repurchase	113,007	955	1.70	117,693	2,505	4.29
FHLB borrowed funds	259,583	4,634	3.59	155,927	3,844	4.97
Subordinated debentures	47,645	1,545	6.52	44,642	1,496	6.76

Total interest-bearing liabilities	2,020,390	32,364	3.22	1,739,781	36,521	4.23

Non-interest bearing liabilities
Non-interest bearing deposits	239,588			217,453
Other liabilities	14,825			12,345

Total liabilities	2,274,803			1,969,579
Shareholders’ equity	285,151			235,479

Total liabilities and shareholders’ equity	$2,559,954			$2,205,058

Net interest spread			3.43%			2.95%
Net interest income and margin		$44,040	3.83%		$34,040	3.47%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2008 compared to the same periods in 2007, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 over 2007			2008 over 2007
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$24	$(17)	$7	$43	$(30)	$13
Federal funds sold	96	(37)	59	180	(190)	(10)
Investment securities — taxable	(1,077)	(200)	(1,277)	(2,044)	(57)	(2,101)
Investment securities – non-taxable	239	69	308	429	124	553
Loans receivable	7,324	(4,896)	2,428	14,317	(6,929)	7,388

Total interest income	6,606	(5,081)	1,525	12,925	(7,082)	5,843

Interest expense:
Interest-bearing transaction and savings deposits	559	(2,441)	(1,882)	953	(3,764)	(2,811)
Time deposits	1,569	(2,159)	(590)	2,677	(2,949)	(272)
Federal funds purchased	(134)	(93)	(227)	(247)	(116)	(363)
Securities sold under agreement to repurchase	(108)	(806)	(914)	(96)	(1,454)	(1,550)
FHLB borrowed funds	804	(778)	26	2,057	(1,267)	790
Subordinated debentures	48	(61)	(13)	98	(49)	49

Total interest expense	2,738	(6,338)	(3,600)	5,442	(9,599)	(4,157)

Increase (decrease) in net interest income	$3,868	$1,257	$5,125	$7,483	$2,517	$10,000

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $24,000, or 3.53%, to $704,000 for the three-month period ended June 30, 2008, from $680,000 for the same period in 2007. Our provision for loan losses increased $4.0 million, or 267.5%, to $5.5 million for the six-month period ended June 30, 2008, from $1.5 million for the same period in 2007. The increase in the provision is primarily associated with a decline in asset quality in the first quarter of 2008, particularly in our Florida market combined with growth in the loan portfolio. The decrease in our asset quality is primarily related to the unfavorable economic conditions that are impacting our Florida market. During the first quarter of 2008, we recorded a provision for loan loss in our Florida subsidiary of $3.4 million.
     Non-Interest Income. Total non-interest income was $5.7 million for the three-month period ended June 30, 2008 compared to $6.6 million for the same period in 2007. Total non-interest income was $19.2 million for the six-month period ended June 30, 2008 compared to $12.8 million for the same period in 2007. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, and other income.

     Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2008 and 2007, respectively, as well as changes for the three-month and six-month periods ended June 30, 2008 compared to the same periods in 2007.
Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2008 Change		June 30,		2008 Change
	2008	2007	from 2007		2008	2007	from 2007
				(Dollars in thousands)
Service charges on deposit accounts	$3,352	$2,669	$683	25.6%	$6,449	$5,257	$1,192	22.7%
Other service charges and fees	1,749	1,334	415	31.1	3,403	2,834	569	20.1
Data processing fees	225	209	16	7.7	435	427	8	1.9
Mortgage lending income	706	478	228	47.7	1,447	826	621	75.2
Mortgage servicing income	217	—	217	100.0	448	—	448	100.0
Insurance commissions	184	171	13	7.6	456	460	(4)	(0.9)
Income from title services	189	238	(49)	(20.6)	357	394	(37)	(9.4)
Increase in cash value of life insurance	513	617	(104)	(16.9)	1,098	1,215	(117)	(9.6)
Dividends from FHLB, FRB & bankers’ bank	227	207	20	9.7	508	434	74	17.1
Equity in income (loss) of unconsolidated affiliates	—	(56)	56	(100.0)	102	(170)	272	(160.0)
Gain on sale of equity investment	—	—	—	0.0	6,102	—	6,102	100.0
Gain on sale of SBA loans	—	170	(170)	(100.0)	101	170	(69)	(40.6)
Gain (loss) on sale of premises and equipment, net	—	167	(167)	(100.0)	(2)	181	(183)	(101.1)
Gain (loss) on OREO, net	(50)	73	(123)	(168.5)	(430)	110	(540)	(490.9)
Gain (loss) on securities, net	(2,067)	—	(2,067)	(100.0)	(2,067)	—	(2,067)	(100.0)
Other income	422	306	116	37.9	794	650	144	22.2

Total non-interest income	$5,667	$6,583	$(916)	(13.9)%	$19,201	$12,788	$6,413	50.1%

     Non-interest income decreased $916,000, or 13.9%, to $5.7 million for the three-month period ended June 30, 2008 from $6.6 million for the same period in 2007. Non-interest income increased $6.4 million, or 50.1%, to $19.2 million for the six-month period ended June 30, 2008 from $12.8 million for the same period in 2007. The primary factors that resulted in the increase include:
•	Of the aggregate increase in service charges on deposit accounts, our acquisition of Centennial Bancshares, Inc. accounted for $137,000 and $267,000 of the increase for the three and six month periods ended June 30, 2008. The remaining increase is related to organic growth of our bank subsidiaries and an improved fee process.

•	Of the aggregate increase in other service charges and fees, our acquisition of Centennial Bancshares, Inc. accounted for $34,000 and $70,000 of the increase for the three and six month periods ended June 30, 2008. The remaining increases are a result of increased retention of interchange fees and organic growth of our bank subsidiaries.

•	Of the aggregate increase in mortgage lending income, our acquisition of Centennial Bancshares, Inc. accounted for $161,000 and $354,000 of the increase for the three and six month periods ended June 30, 2008. The remaining increase is related to organic growth of our bank subsidiaries.

•	The new revenue source mortgage servicing income was related to our acquisition of Centennial Bancshares, Inc. As a result of this acquisition, we now have a mortgage loan servicing portfolio of approximately $281 million and purchased mortgage servicing rights of $2.2 million.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until late in 2007. White River Bancshares repurchased our interest in them on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $430,000 loss on OREO is primarily the result of a $380,000 write down on OREO related to a foreclosure on an owner occupied strip center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down be taken on the property.

•	During the second quarter of 2008, the Company became aware that one of its investment securities had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.07 diluted earnings per share for the second quarter of 2008.

     Non-Interest Expense. Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2008 and 2007, as well as changes for the three-month and six-month periods ended June 30, 2008 compared to the same periods in 2007.
Table 6: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2008 Change		June 30,		2008 Change
	2008	2007	from 2007		2008	2007	from 2007
				(Dollars in thousands)
Salaries and employee benefits	$8,931	$7,757	$1,174	15.1%	$18,209	$15,197	$3,012	19.8%
Occupancy and equipment	2,726	2,342	384	16.4	5,428	4,552	876	19.2
Data processing expense	833	670	163	24.3	1,619	1,314	305	23.2
Other operating expenses:
Advertising	691	580	111	19.1	1,305	1,209	96	7.9
Amortization of intangibles	463	439	24	5.5	925	878	47	5.4
Amortization of mortgage servicing rights	147	—	147	100.0	294	—	294	100.0
Electronic banking expense	823	655	168	25.6	1,575	1,185	390	32.9
Directors’ fees	231	218	13	6.0	462	392	70	17.9
Due from bank service charges	82	51	31	60.8	144	107	37	34.6
FDIC and state assessment	356	231	125	54.1	671	491	180	36.7
Insurance	235	228	7	3.1	463	472	(9)	-1.9
Legal and accounting	316	303	13	4.3	596	622	(26)	-4.2
Mortgage servicing expense	74	—	74	100.0	161	—	161	100.0
Other professional fees	444	214	230	107.5	1,277	384	893	232.6
Operating supplies	245	227	18	7.9	489	453	36	7.9
Postage	188	171	17	9.9	368	335	33	9.9
Telephone	233	233	—	0.0	464	461	3	0.7
Other expense	1,479	1,198	281	23.5	2,730	2,206	524	23.8

Total non-interest expense	$18,497	$15,517	$2,980	19.2%	$37,180	$30,258	$6,922	22.9%

     Non-interest expense increased $3.0 million, or 19.2%, to $18.5 million for the three-month period ended June 30, 2008, from $15.5 million for the same period in 2007. Non-interest expense increased $6.9 million, or 22.9%, to $37.2 million for the six-month period ended June 30, 2008, from $30.3 million for the same period in 2007. The increase is the result of our acquisition of Centennial Bancshares, Inc. during the first quarter of 2008, the continued expansion of the Company and additional costs associated with an efficiency study performed by a third party during 2008 combined with the normal increased cost of doing business. The most significant component of the increase was related to our acquisition of Centennial Bancshares. The cost of the efficiency study was $200,000 and $860,000 for the three and six month periods ended, respectively. During 2008 and 2007, we have opened two de novo branch locations in Florida and six in Arkansas.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an annual expense of approximately $535,000 and $388,000 for 2008 and 2007, respectively. An expense of $129,000 and $259,000 was accrued for the three and six months ended June 30, 2008, respectively. An expense of $128,000 was accrued for the three and six months ended June 30, 2007. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
     Late in the second quarter an internal investigation uncovered an apparent fraud by a senior officer at one of our subsidiary banks estimated at this time to be approximately $2.1 million. This apparent fraud did not originate from the lending area but the operational area of the subsidiary bank. The apparent fraud did not result in any losses to our customers. As a result, we accrued $100,000 in other expense for the insurance deductible for this issue in the second quarter of 2008. This senior officer has been terminated.
     Income Taxes. The provision for income taxes increased $483,000, or 23.3%, to $2.6 million for the three-month period ended June 30, 2008, from $2.1 million as of June 30, 2007. The provision for income taxes increased $2.1 million, or 53.1%, to $6.1 million for the six-month period ended June 30, 2008, from $4.0 million as of June 30, 2007. The effective income tax rate was 31.1% and 32.2% for the three-month and six-month periods ended June 30, 2008, compared to 29.0% and 29.0% for the same periods in 2007, respectively. The primary cause of this increase is the result of our increased earnings which is tax-effected at a marginal tax rate of 39.225%.
Financial Conditions as of and for the Quarter Ended June 30, 2008 and 2007
     Our total assets increased $320.0 million, a growth of 14.0%, to $2.61 billion as of June 30, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $344.3 million, a growth of 21.4%, to $1.95 billion as of June 30, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $34.8 million, a growth of 13.8%, to $287.9 million as of June 30, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares and organic growth of our bank subsidiaries. During the six months of 2008 we experienced $151.5 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares combined with the retained earnings for the three months.

Loan Portfolio
     Our loan portfolio averaged $1.92 billion and $1.87 billion during the three-month and six-month periods ended June 30, 2008. Net loans were $1.91 billion as of June 30, 2008, compared to $1.58 billion as of December 31, 2007. The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007 and 2008, particularly Florida. These markets continue to experience pressure including the well publicized sub-prime mortgage market.  The Company does not actively market or originate subprime mortgage loans.
     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$787,824	$607,638
Construction/land development	353,415	367,422
Agricultural	24,033	22,605
Residential real estate loans:
Residential 1-4 family	365,577	259,975
Multifamily residential	74,065	45,428

Total real estate	1,604,914	1,303,068
Consumer	54,060	46,275
Commercial and industrial	238,870	219,062
Agricultural	33,794	20,429
Other	19,634	18,160

Total loans receivable before allowance for loan losses	1,951,272	1,606,994
Allowance for loan losses	36,563	29,406

Total loans receivable, net	$1,914,709	$1,577,588

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

     As of June 30, 2008, commercial real estate loans totaled $1.17 billion, or 59.7% of our loan portfolio, compared to $997.7 million, or 62.1% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $91.5 million of commercial real estate. The remaining increase is primarily the result of strong demand for this type of loan product which resulted in organic growth of our loan portfolio.
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
     As of June 30, 2008, we had $439.6 million, or 22.5% of our loan portfolio, in residential real estate loans, compared to the $305.4 million, or 19.0% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $65.4 million of residential real estate loans. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans normally have maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of June 30, 2008, our installment consumer loan portfolio totaled $54.1 million, or 2.8% of our total loan portfolio, compared to the $46.3 million, or 2.9% of our loan portfolio as of December 31, 2007. The primary cause for the increase is related to our acquisition of Centennial Bancshares which resulted in an increase of $8.3 million to consumer loans.
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
     As of June 30, 2008, commercial and industrial loans outstanding totaled $238.9 million, or 12.2% of our loan portfolio, compared to $219.1 million, or 13.6% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $31.5 million of commercial and industrial loans. The offsetting decrease is related to the payoff of a couple of large credits during the first quarter of 2008.
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
     Table 8 sets forth information with respect to our non-performing assets as of June 30, 2008 and December 31, 2007. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$11,772	$2,952
Loans past due 90 days or more (principal or interest payments)	446	301

Total non-performing loans	12,218	3,253

Other non-performing assets
Foreclosed assets held for sale	5,284	5,083
Non-accrual investments	3,860	—
Other non-performing assets	59	15

Total other non-performing assets	9,203	5,098

Total non-performing assets	$21,421	$8,351

Allowance for loan losses to non-performing loans	299.26%	903.97%
Non-performing loans to total loans	0.63	0.20
Non-performing assets to total assets	0.82	0.36
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
     Total non-performing loans were $12.2 million as of June 30, 2008, compared to $3.3 million as of December 31, 2007 for an increase of $8.9 million. Unfavorable economic conditions, particularly the slowdown in housing sales in the Florida market resulted in an increase in our non-performing loans by $5.5 million during 2008. The remaining 2008 increase in non-performing loans is associated with our Arkansas market which includes an increase of $532,000 from our acquisition of Centennial Bancshares, Inc. The weakening real estate market has and may continue to raise our level of non-performing loans going forward. When we reported our year-end results, we provided a projection for non-performing loans to total loans in the range of 0.60% to 2.0%. This continues to be our expected range for non-performing loans to total loans. While we believe our allowance for loan losses is adequate at June 30, 2008, as additional facts become known about relevant internal and external factors that effect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2008.

     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $201,000 and $287,000 for the three-month periods ended June 30, 2008 and 2007, respectively, and $258,000 and $390,000 for the six-month periods ended June 30, 2008 and 2007, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month and six-month periods ended June 30, 2008 and 2007 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2008, average impaired loans were $24.5 million compared to $13.1 million as of June 30, 2007. As of June 30, 2008, impaired loans were $28.4 million compared to $11.9 million as of December 31, 2007 for an increase of $16.5 million. The unfavorable economic conditions that are impacting our Florida market accounted for $15.6 million of the increase, while the acquisition of Centennial Bancshares, increased our impaired loans by $1.2 million.
     The balance in foreclosed assets held for sale is primarily the result of one credit located in the Florida Keys. This foreclosure was an owner occupied strip center. In the first quarter of 2008, we took a $380,000 write down of the property to reflect the current fair market value estimate. Although the center is substantially vacant, the property has been listed for sale with a broker. We are cautiously optimistic that this property can be disposed of before year end.
     During the second quarter of 2008, the Company became aware that one of its investment securities had become other than temporarily impaired. This investment security is a pool of various other bank holding companies’ subordinated debentures throughout the country. The Company has only two securities of this nature with a remaining balance of $3.9 million which was put on non-accrual at June 30, 2008.
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
     Charge-offs and Recoveries. Total charge-offs increased to $2.5 million for the three months ended June 30, 2008, compared to $68,000 for the same period in 2007. Total charge-offs increased to $3.1 million for the six months ended June 30, 2008, compared to $168,000 for the same period in 2007. Total recoveries increased to $1.3 million for the three months ended June 30, 2008, compared to $566,000 for the same period in 2007. Total recoveries increased to $1.4 million for the six months ended June 30, 2008, compared to $669,000 for the same period in 2007. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality offset by approximately a $900,000 recovery of principal received from one borrower. The acquisition completed in the first quarter of 2008 had a $572,000 and $564,000 impact on net charge-offs for the three and six months period ended June 30, 2008.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and six-month periods ended June 30, 2008 and 2007.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$37,075	$26,934	$29,406	$26,111
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	—	—	16	—
Construction/land development	598	8	642	8
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	1,174	—	1,531	10
Multifamily residential	—	—	—	—

Total real estate	1,772	8	2,189	18
Consumer	66	50	166	109
Commercial and industrial	645	10	751	41
Agricultural	—	—	—	—
Other	—	—	—	—

Total loans charged off	2,483	68	3,106	168

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,156	402	1,160	418
Construction/land development	4	—	6	1
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	80	73	109	97
Multifamily residential	—	7	—	7

Total real estate	1,240	482	1,275	523
Consumer	22	40	56	76
Commercial and industrial	5	23	36	42
Agricultural	—	—	—	—
Other	—	21	1	28

Total recoveries	1,267	566	1,368	669

Net (recoveries) loans charged off	1,216	(498)	1,738	(501)
Allowance for loan loss of Centennial Bancshares, Inc.	—	—	3,382	—
Provision for loan losses	704	680	5,513	1,500

Balance, June 30	$36,563	$28,112	$36,563	$28,112

Net (recoveries) charge-offs to average loans	0.26%	(0.13)%	0.09%	(0.07)%
Allowance for loan losses to period end loans	1.87	1.84	1.87	1.84
Allowance for loan losses to net (recoveries) charge-offs	748	(1,407)	1,046	(2,783)

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
     The changes for the period ended June 30, 2008 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, our acquisition of Centennial Bancshares, Inc. on January 1, 2008, net charge-offs during 2008 and normal changes in the outstanding loan portfolio for those products from December 31, 2007.
     Table 10 presents the allocation of allowance for loan losses as of June 30, 2008 and December 31, 2007.
Table 10: Allocation of Allowance for Loan Losses

	As of June 30, 2008		As of December 31, 2007
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$14,579	40.4%	$11,475	37.8%
Construction/land development	9,165	18.1	7,332	22.9
Agricultural	391	1.2	311	1.4
Residential real estate loans:
Residential 1-4 family	5,146	18.8	3,968	16.2
Multifamily residential	1,147	3.8	727	2.8

Total real estate	30,428	82.3	23,813	81.1
Consumer	909	2.8	905	2.9
Commercial and industrial	3,652	12.2	3,243	13.6
Agricultural	900	1.7	599	1.3
Other	14	1.0	14	1.1
Unallocated	660	—	832	—

Total	$36,563	100.0%	$29,406	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2008, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $383.3 million as of June 30, 2008, compared to $430.4 million as of December 31, 2007. The estimated duration of our securities portfolio was 3.1 as of June 30, 2008.
     As of June 30, 2008, $186.3 million, or 48.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $181.6 million, or 42.2%, of our available-for-sale securities as of December 31, 2007. To reduce our income tax burden, $114.4 million, or 29.8%, of our available-for-sale securities portfolio as of June 30, 2008, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $111.3 million, or 25.9%, of our available-for-sale securities as of December 31, 2007. Also, we had approximately $73.2 million, or 19.1%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2008, compared to $126.3 million, or 29.3%, of our available-for-sale securities as of December 31, 2007.
     Certain investment securities are valued at less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
     During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.07 diluted earnings per share for the second quarter of 2008. This investment security is a pool of various other bank holding companies’ subordinated debentures throughout the country. The Company has only two securities of this nature with a remaining balance of $3.9 million which was put on non-accrual at June 30, 2008. The Company will continue to monitor its investments in these subordinated debentures and make additional write-downs if appropriate.

     Table 11 presents the carrying value and fair value of investment securities as of June 30, 2008 and December 31, 2007.
Table 11: Investment Securities

	As of June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$73,201	$326	$(303)	$73,224
Mortgage-backed securities	189,138	684	(3,539)	186,283
State and political subdivisions	115,507	917	(2,050)	114,374
Other securities	10,084	—	(680)	9,404

Total	$387,930	$1,927	$(6,572)	$383,285

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

Deposits
     Our deposits averaged $1.86 billion and $1.83 billion for the three-month and six-month periods ended June 30, 2008. Total deposits increased $310.0 million, or an increase of 19.4%, to $1.90 billion as of June 30, 2008, from $1.59 billion as of December 31, 2007. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, deposits increased by $178.8 million. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of brokered deposits. As of June 30, 2008 and December 31, 2007 brokered deposits were $49.0 million and $39.3 million, respectively.

     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. During 2007, the federal funds rate remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008 and 25 basis points on April 30, 2008 to a rate of 2.00% as of June 30, 2008.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2008 and 2007.
Table 12: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2008		2007
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$242,148	—%	$220,411	—%
Interest-bearing transaction accounts	642,204	1.64	556,821	3.20
Savings deposits	55,880	1.06	58,638	1.41
Time deposits:
$100,000 or more	531,304	3.77	444,367	4.93
Other time deposits	393,367	3.97	336,469	4.75

Total	$1,864,903	2.51%	$1,616,706	3.50%

	Six Months Ended June 30,
	2008		2007
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$239,588	—%	$217,453	—%
Interest-bearing transaction accounts	619,365	1.91	545,777	3.17
Savings deposits	54,794	1.03	58,068	1.41
Time deposits:
$100,000 or more	528,536	4.08	458,216	4.97
Other time deposits	392,473	4.23	342,562	4.68

Total	$1,834,756	2.76%	$1,622,076	3.51%

FHLB Borrowed Funds
     Our FHLB borrowed funds were $238.6 million as of June 30, 2008, all of which were long-term advances. Our FHLB borrowings were $251.8 million as of December 31, 2007. The outstanding balance for December 31, 2007, includes $116.0 million of short-term advances and $135.8 million of long-term advances. Our remaining FHLB borrowing capacity was $226.8 million and $186.6 million as of June 30, 2008 and December 31, 2007, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.6 million and $44.6 million as of June 30, 2008 and December 31, 2007, respectively. As a result of the acquisition of Centennial Bancshares we acquired $3.1 million of additional trust preferred securities.
     Table 13 reflects subordinated debentures as of June 30, 2008 and December 31, 2007, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	June 30,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,288	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total	$47,620	$44,572

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

     Presently, the funds raised from the trust preferred offerings qualify as Tier 1 capital for regulatory purposes, subject to the applicable limit, with the balance qualifying as Tier 2 capital.
Shareholders’ Equity
     Stockholders’ equity was $287.9 million at June 30, 2008 compared to $253.1 million at December 31, 2007, an increase of 13.8%. As of June 30, 2008 and December 31, 2007 our equity to asset ratio was 11.0%. Book value per common share was $15.69 at June 30, 2008 compared to $14.67 at December 31, 2007, a 14.0% annualized increase. The increases in stockholders’ equity and book value per share were primarily the result of our acquisition of Centennial Bancshares and retained earnings during the prior six months.
     Cash Dividends. We declared cash dividends on our common stock of $0.055 and $0.035 per share for the three-month periods ended June 30, 2008 and 2007, respectively, and $0.105 and $0.06 per share for the six-month periods ended June 30, 2008 and 2007, respectively.
     Stock Dividends. On July 16, 2008, our Board of Directors declared an 8% stock dividend payable August 27, 2008 to shareholders of record August 13, 2008. Except for fractional shares, the holders’ of our common stock will receive 8% additional common stock on August 27, 2008. The common shareholders will not receive fractional shares; instead they will receive cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.
     After the completion of this stock dividend, all share and per share amounts will be restated to reflect the retroactive effect of the stock dividend. Upon issuance, this stock dividend will not change our total capital position. Our financial statements will reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to one million shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of June 30, 2008, we have not repurchased any shares in the program.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2008 and December 31, 2007, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of June 30, 2008 and December 31, 2007.
Table 14: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$287,855	$253,056
Qualifying trust preferred securities	46,000	43,000
Goodwill and core deposit intangibles, net	(54,496)	(42,332)
Unrealized loss on available-for-sale securities	2,796	2,255
Servicing assets	(219)	—

Total Tier 1 capital	281,936	255,979

Tier 2 capital
Qualifying allowance for loan losses	27,478	23,861

Total Tier 2 capital	27,478	23,861

Total risk-based capital	$309,414	$279,840

Average total assets for leverage ratio	$2,514,662	$2,236,776

Risk weighted assets	$2,189,171	$1,903,364

Ratios at end of period
Leverage ratio	11.21%	11.44%
Tier 1 risk-based capital	12.88	13.45
Total risk-based capital	14.13	14.70
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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
     Table 15 presents actual capital amounts and ratios as of June 30, 2008 and December 31, 2007, for our bank subsidiaries and us.

Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2008
Leverage ratios:
Home BancShares	$281,936	11.21%	$100,602	4.00%	$	N/A	N/A	%
First State Bank	59,439	9.54	24,922	4.00		31,153	5.00
Community Bank	36,062	9.06	15,921	4.00		19,902	5.00
Twin City Bank	65,035	9.25	28,123	4.00		35,154	5.00
Marine Bank	34,161	8.79	15,545	4.00		19,432	5.00
Bank of Mountain View	16,634	9.33	7,131	4.00		8,914	5.00
Centennial Bank	20,706	8.08	10,250	4.00		12,813	5.00
Tier 1 capital ratios:
Home BancShares	$281,936	12.88%	$87,558	4.00%	$	N/A	6.00%
First State Bank	59,439	10.72	22,179	4.00		33,268	6.00
Community Bank	36,062	10.43	13,830	4.00		20,745	6.00
Twin City Bank	65,035	10.24	25,404	4.00		38,106	6.00
Marine Bank	34,161	10.52	12,989	4.00		19,483	6.00
Bank of Mountain View	16,634	13.66	4,871	4.00		7,306	6.00
Centennial Bank	20,706	9.94	8,332	4.00		12,499	6.00
Total risk-based capital ratios:
Home BancShares	$309,414	14.13%	$175,181	8.00%	$	N/A	10.00%
First State Bank	66,396	11.97	44,375	8.00		55,469	10.00
Community Bank	40,432	11.69	27,669	8.00		34,587	10.00
Twin City Bank	72,981	11.49	50,814	8.00		63,517	10.00
Marine Bank	38,248	11.78	25,975	8.00		32,469	10.00
Bank of Mountain View	17,943	14.73	9,745	8.00		12,181	10.00
Centennial Bank	23,316	11.20	16,654	8.00		20,818	10.00

As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

Non-GAAP Financial Measurements
     We had $57.3 million, $45.2 million, and $46.1 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2008, December 31, 2007 and June 30, 2007, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
GAAP net income	$5,654	$5,061	$12,932	$9,822
Intangible amortization after-tax	280	267	562	534

Cash earnings	$5,934	$5,328	$13,494	$10,356

GAAP diluted earnings per share	$0.30	$0.29	$0.69	$0.56
Intangible amortization after-tax	0.02	0.01	0.03	0.03

Diluted cash earnings per share	$0.32	$0.30	$0.72	$0.59

Table 17: Tangible Book Value Per Share

	As of	As of
	June 30,	December 31,
	2008	2007
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.69	$14.67
Tangible book value per common share: (A-C-D)/B	12.57	12.05

(A) Total stockholders’ equity	$287,855	$253,056
(B) Common shares outstanding	18,343	17,250
(C) Goodwill	49,849	37,527
(D) Core deposit and other intangibles	7,471	7,702
Table 18: Cash Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Return on average assets: A/C	0.89%	0.92%	1.02%	0.90%
Cash return on average assets: B/(C-D)	0.95	0.99	1.08	0.97

(A) Net income	$5,654	$5,061	$12,932	$9,822
(B) Cash earnings	5,934	5,328	13,494	10,356
(C) Average assets	2,569,377	2,212,340	2,559,954	2,205,058
(D) Average goodwill, core deposits and other intangible assets	57,552	46,326	57,825	46,544

Table 19: Cash Return on Average Tangible Equity

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Return on average stockholders’ equity:A/C	7.91%	8.52%	9.12%	8.41%
Return on average tangible equity: B/(C-D)	10.38	11.14	11.94	11.05

(A) Net income	$5,654	$5,061	$12,932	$9,822
(B) Cash earnings	5,934	5,328	13,494	10,356
(C) Average equity	287,554	238,157	285,151	235,479
(D) Average goodwill, core deposits and other intangible assets	57,522	46,326	57,825	46,544
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Equity to assets: B/A	11.02%	11.04%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.03	9.25

(A) Total assets	$2,611,619	$2,291,630
(B) Total stockholders’ equity	287,855	253,056
(C) Goodwill	49,849	37,527
(D) Core deposit and other intangibles	7,471	7,702
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2008, our cash and cash equivalents were $65.8 million, or 2.5% of total assets, compared to $55.0 million, or 2.4% of total assets, as of December 31, 2007. Our investment securities and federal funds sold were $390.7 million, or 15.0% of total assets, as of June 30, 2008 and $430.5 million, or 18.8% of total assets, as of December 31, 2007.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $105.1 million and $88.2 million on an unsecured basis as of June 30, 2008 and December 31, 2007, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $238.6 million as of June 30, 2008 and $251.8 million as of December 31, 2007. The outstanding balance for June 30, 2008 was all long-term advances. The outstanding balance for December 31, 2007, included $116.0 million of short-term advances and $135.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $226.8 million and $186.6 million as of June 30, 2008 and December 31, 2007.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2008, our gap position was slightly liability sensitive with a one-year cumulative repricing gap of -4.1%, compared to -5.2% as of December 31, 2007. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is slightly lower than that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2008.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$4,845	$—	$—	$—	$—	$—	$—	$4,845
Federal funds sold	7,436	—	—	—	—	—	—	7,436
Investment securities	31,009	23,015	32,531	46,506	43,642	88,389	118,193	383,285
Loans receivable	753,789	112,493	134,810	231,300	304,226	378,342	36,312	1,951,272

Total earning assets	797,079	135,508	167,341	277,806	347,868	466,731	154,505	2,346,838

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	32,629	65,258	97,887	195,776	45,479	120,689	165,159	722,877
Time deposits	166,413	171,785	204,327	298,025	52,094	38,128	118	930,890
Federal funds purchased	8,485	—	—	—	—	—	—	8,485
Securities sold under repurchase agreements	92,952	—	—	—	3,321	9,963	10,629	116,865
FHLB borrowed funds	93,426	10,282	5,124	5,370	50,044	73,005	1,300	238,551
Subordinated debentures	25,775	2	4	8	16	62	21,753	47,620

Total interest- bearing liabilities	419,680	247,327	307,342	499,179	150,954	241,847	198,959	2,065,288

Interest rate sensitivity gap	$377,399	$(111,819)	$(140,001)	$(221,373)	$196,914	$224,884	$(44,454)	$281,550

Cumulative interest rate sensitivity gap	$377,399	$265,580	$125,579	$(95,794)	$101,120	$326,004	$281,550
Cumulative rate sensitive assets to rate sensitive liabilities	189.9%	139.8%	112.9%	93.5%	106.2%	117.5%	113.6%
Cumulative gap as a % of total earning assets	16.1%	11.3%	5.4%	(4.1)%	4.3%	13.9%	12.0%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: Submission of Matters to a Vote of Security Holders
     The 2008 Annual Meeting of Shareholders of the Company was held on April 24, 2008. The following items of business were presented to stockholders:
(1)	Twelve (12) directors were elected as proposed in the Proxy Statement dated March 14, 2008, under the caption “Election of Directors” with votes cast as follows:

	Total Vote	Total Vote Withheld
	For Each Director	For Each Director
John W. Allison	14,475,932	30,094
Ron W. Strother	14,490,753	15,273
C. Randall Sims	14,487,731	18,295
Robert H. Adcock, Jr.	14,312,478	193,548
Richard H. Ashley	14,312,478	193,548
Dale A. Bruns	14,494,501	11,525
Richard A. Buckheim	14,492,317	13,709
S. Gene Cauley	14,288,588	217,438
Jack E. Engelkes	14,485,727	20,299
James G. Hinkle	14,490,809	15,217
Alex R. Lieblong	13,200,534	1,305,492
William G. Thompson	14,384,999	121,027

(2)	The Audit Committee’s selection and appointment of the accounting firm of BKD, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was ratified with votes cast as follows: 14,454,312 votes for, 22,619 votes against and 29,095 votes abstaining.

Item 5: Other Information
     Not applicable.
Item 6: Exhibits
15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)
Date: July 29, 2008	/s/ John W. Allison
John W. Allison, Chief Executive Officer

Date: July 29, 2008	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer