Form 10-Q
period 2008-09-30
HOME BANCSHARES INC
filed 2008-11-03
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2008
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
Common Stock Issued and Outstanding: 19,836,615 shares as of October 29, 2008.

HOME BANCSHARES, INC.
FORM 10-Q
September 30, 2008

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

     PART I: FINANCIAL INFORMATION
     Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$50,445	$51,468
Interest-bearing deposits with other banks	10,290	3,553

Cash and cash equivalents	60,735	55,021
Federal funds sold	28,347	76
Investment securities — available for sale	381,564	430,399
Loans receivable	1,967,923	1,606,994
Allowance for loan losses	(36,372)	(29,406)

Loans receivable, net	1,931,551	1,577,588
Bank premises and equipment, net	70,500	67,702
Foreclosed assets held for sale	9,392	5,083
Cash value of life insurance	49,731	48,093
Investments in unconsolidated affiliates	1,424	15,084
Accrued interest receivable	13,804	14,321
Deferred tax asset, net	14,530	9,163
Goodwill	50,038	37,527
Core deposit and other intangibles	7,009	7,702
Mortgage servicing rights	2,039	—
Other assets	29,926	23,871

Total assets	$2,650,590	$2,291,630

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$263,410	$211,993
Savings and interest-bearing transaction accounts	680,217	582,477
Time deposits	969,444	797,736

Total deposits	1,913,071	1,592,206
Federal funds purchased	—	16,407
Securities sold under agreements to repurchase	108,350	120,572
FHLB borrowed funds	278,182	251,750
Accrued interest payable and other liabilities	12,350	13,067
Subordinated debentures	47,598	44,572

Total liabilities	2,359,551	2,038,574

Stockholders’ equity:
Common stock, par value $0.01 in 2008 and 2007; shares authorized 50,000,000 in 2008 and 2007; shares issued and outstanding 19,823,360 in 2008 and 18,630,038 (stock dividend adjusted) in 2007	198	173
Capital surplus	252,836	195,649
Retained earnings	43,310	59,489
Accumulated other comprehensive loss	(5,305)	(2,255)

Total stockholders’ equity	291,039	253,056

Total liabilities and stockholders’ equity	$2,650,590	$2,291,630

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data(1))	2008	2007	2008	2007
		(Unaudited)
Interest income:
Loans	$31,831	$31,116	$97,285	$89,180
Investment securities
Taxable	2,982	4,133	9,740	12,992
Tax-exempt	1,216	1,043	3,583	3,094
Deposits — other banks	35	53	127	132
Federal funds sold	24	36	289	311

Total interest income	36,088	36,381	111,024	105,709

Interest expense:
Interest on deposits	10,752	14,416	35,893	42,640
Federal funds purchased	79	194	168	646
FHLB borrowed funds	2,239	2,426	6,873	6,270
Securities sold under agreements to repurchase	394	1,267	1,349	3,772
Subordinated debentures	769	758	2,314	2,254

Total interest expense	14,233	19,061	46,597	55,582

Net interest income	21,855	17,320	64,427	50,127
Provision for loan losses	1,439	547	6,952	2,047

Net interest income after provision for loan losses	20,416	16,773	57,475	48,080

Non-interest income:
Service charges on deposit accounts	3,557	2,816	10,006	8,073
Other service charges and fees	1,698	1,342	5,051	4,176
Data processing fees	239	192	674	619
Mortgage lending income	695	451	2,142	1,277
Mortgage servicing income	206	—	654	—
Insurance commissions	164	153	620	613
Income from title services	141	181	498	575
Increase in cash value of life insurance	544	607	1,642	1,822
Dividends from FHLB, FRB & bankers’ bank	194	218	702	652
Equity in earnings (loss) of unconsolidated affiliates	—	47	102	(123)
Gain on sale of equity investment	—	—	6,102	—
Gain on sale of SBA loans	26	—	127	170
Gain (loss) on sale of premises and equipment, net	—	(31)	(2)	150
Gain (loss) on OREO, net	(28)	87	(458)	197
Gain (loss) on securities, net	—	—	(2,067)	—
Other income	348	249	1,192	899

Total non-interest income	7,784	6,312	26,985	19,100

Non-interest expense:
Salaries and employee benefits	8,739	7,739	26,948	22,936
Occupancy and equipment	2,825	2,446	8,253	6,998
Data processing expense	815	644	2,434	1,958
Other operating expenses	6,099	4,770	18,023	13,965

Total non-interest expense	18,478	15,599	55,658	45,857

Income before income taxes	9,722	7,486	28,802	21,323
Income tax expense	3,158	2,258	9,306	6,273

Net income	$6,564	$5,228	$19,496	$15,050

Basic earnings per share	$0.32	$0.28	$0.98	$0.81

Diluted earnings per share	$0.32	$0.28	$0.96	$0.80

(1)	All per share amounts have been restated to reflect the effect of the 8% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data (1))	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2007	$172	$194,595	$41,544	$(4,892)	$231,419
Comprehensive income (loss):
Net income	—	—	15,050	—	15,050
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $623	—	—	—	966	966
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	31	31

Comprehensive income					16,047
Net issuance of 40,378 shares of common stock from exercise of stock options	—	276	—	—	276
Tax benefit from stock options exercised	—	218	—	—	218
Share-based compensation	—	340	—	—	340
Cash dividends — Common Stock, $0.093 per share	—	—	(1,723)	—	(1,723)

Balances at September 30, 2007 (unaudited)	172	195,429	54,871	(3,895)	246,577
Comprehensive income (loss):
Net income	—	—	5,395	—	5,395
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,016	—	—	—	1,575	1,575
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	65	65

Comprehensive income					7,035
Net issuance of 7,559 shares of common stock from exercise of stock options	1	78	—	—	79
Tax benefit from stock options exercised	—	26	—	—	26
Share-based compensation	—	116	—	—	116
Cash dividends — Common Stock, $0.042 per share	—	—	(777)	—	(777)

Balances at December 31, 2007	173	195,649	59,489	(2,255)	253,056
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Nine Months Ended September 30, 2008 and 2007

				Accumulated
				Other
	Common	Capital	Retained	Comprehensive
(In thousands, except share data (1))	Stock	Surplus	Earnings	Income (Loss)	Total

Cumulative effect of adoption of EITF 06-4	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	19,496	—	19,496
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of ($1,907)	—	—	—	(3,142)	(3,142)
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	92	92

Comprehensive income					16,446
Issuance of 1,170,506 common shares pursuant to acquisition of Centennial Bancshares, Inc.	10	24,245	—	—	24,255
Net issuance of 23,381 shares of common stock from exercise of stock options	—	196	—	—	196
Tax benefit from stock options exercised	—	134	—	—	134
Share-based compensation	—	354	—	—	354
Cash dividends — Common Stock, $0.157 per share	—	—	(3,113)	—	(3,113)
8% Stock dividend — Common Stock	15	32,258	(32,286)	—	(13)

Balances at September 30, 2008 (unaudited)	$198	$252,836	$43,310	$(5,305)	$291,039

(1)	All share and per share amounts have been restated to reflect the effect of the 8% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2008	2007
	(Unaudited)
Operating Activities
Net income	$19,496	$15,050
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,093	3,342
Amortization/Accretion	1,873	1,378
Share-based compensation	354	340
Tax benefits from stock options exercised	(134)	(218)
Loss (gain) on assets	2,400	(232)
Gain on sale of equity investment	(6,102)	—
Provision for loan loss	6,952	2,047
Deferred income tax benefit	(1,816)	(1,788)
Equity in (income) loss of unconsolidated affiliates	(102)	123
Increase in cash value of life insurance	(1,642)	(1,822)
Originations of mortgage loans held for sale	(106,723)	(74,654)
Proceeds from sales of mortgage loans held for sale	105,351	72,516
Changes in assets and liabilities:
Accrued interest receivable	1,682	(1,450)
Other assets	(4,107)	(5,015)
Accrued interest payable and other liabilities	(1,996)	918

Net cash provided by operating activities	19,579	10,535

Investing Activities
Net (increase) decrease in federal funds sold	(25,481)	(2,142)
Net (increase) decrease in loans	(178,195)	(149,066)
Purchases of investment securities available for sale	(156,508)	(133,446)
Proceeds from maturities of investment securities available for sale	223,506	218,993
Proceeds from sale of loans	2,751	2,957
Proceeds from foreclosed assets held for sale	826	548
Purchases of premises and equipment, net	(3,479)	(12,923)
Purchase of bank owned life insurance	—	(3,497)
Investments in unconsolidated affiliates	—	(2,625)
Acquisition of Centennial Bancshares, Inc., net funds received	1,663	—
Proceeds from sale of investment in unconsolidated affiliate	19,862	—

Net cash used in investing activities	(115,055)	(81,201)

Financing Activities
Net increase (decrease) in deposits	141,728	(8,623)
Net increase (decrease) in securities sold under agreements to repurchase	(12,222)	12,182
Net increase (decrease) in federal funds purchased	(16,407)	(16,580)
Net increase (decrease) in FHLB and other borrowed funds	(9,113)	74,260
Proceeds from exercise of stock options	196	276
Tax benefits from stock options exercised	134	218
Dividends paid	(3,126)	(1,723)

Net cash provided by financing activities	101,190	60,010

Net change in cash and cash equivalents	5,714	(10,656)
Cash and cash equivalents — beginning of year	55,021	59,700

Cash and cash equivalents — end of period	$60,735	$49,044

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
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of September 30, 2008 and 2007, and for the three-month and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Assets	$47,424	$552,126	$47,424	$552,126
Liabilities	46,000	485,220	46,000	485,220
Equity	1,424	66,906	1,424	66,906
Net income (loss)	—	233	163	(462)
Interim financial information
     The accompanying unaudited consolidated financial statements as of September 30, 2008 and 2007 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year and end of period per share amounts have been adjusted for the stock dividend which occurred in August of 2008. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Net income	$6,564	$5,228	$19,496	$15,050

Average shares outstanding	19,814	18,618	19,808	18,609
Effect of potential share issuance for acquisition earn out	195	—	195	—
Effect of common stock options	314	322	306	314

Diluted shares outstanding	20,323	18,940	20,309	18,923

Basic earnings per share	$0.32	$0.28	$0.98	$0.81
Diluted earnings per share	$0.32	$0.28	$0.96	$0.80
2. Acquisitions
     On January 1, 2008, HBI acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.2 million, in shares of the Company’s common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of the Company’s common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or the Company’s stock at the election of the accredited shareholders. As a result of this transaction, the Company recorded goodwill of $12.3 million and a core deposit intangible of $694,000.
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

3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$76,588	$277	$(526)	$76,339
Mortgage-backed securities	185,325	971	(4,381)	181,915
State and political subdivisions	118,288	729	(4,939)	114,078
Other securities	10,089	—	(857)	9,232

Total	$390,290	$1,977	$(10,703)	$381,564

	December 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

     Assets, principally investment securities, having a carrying value of approximately $189.0 million and $210.6 million at September 30, 2008 and December 31, 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $108.4 million and $120.6 million at September 30, 2008 and December 31, 2007, respectively.
     During the three-month and nine-month periods ended September 30, 2008 and 2007, no available for sale securities were sold.
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

     During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.06 diluted earnings per share (stock dividend adjusted) for the second quarter of 2008. This investment security is a pool of 60 other financial holding companies’ subordinated debentures throughout the country. The Company has only two securities of this nature with a remaining balance of $3.9 million which was put on non-accrual at June 30, 2008. The Company will continue to monitor its investments in these subordinated debentures and make additional write-downs if appropriate.
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$798,447	$607,638
Construction/land development	339,691	367,422
Agricultural	25,097	22,605
Residential real estate loans
Residential 1-4 family	376,722	259,975
Multifamily residential	61,341	45,428

Total real estate	1,601,298	1,303,068
Consumer	49,600	46,275
Commercial and industrial	255,933	219,062
Agricultural	38,431	20,429
Other	22,661	18,160

Total loans receivable before allowance for loan losses	1,967,923	1,606,994
Allowance for loan losses	36,372	29,406

Total loans receivable, net	$1,931,551	$1,577,588

     The following is a summary of activity within the allowance for loan losses:

	2008	2007
	(In thousands)
Balance, beginning of year	$29,406	$26,111
Additions
Provision charged to expense	6,952	2,047
Allowance for loan loss of Centennial Bancshares, Inc.	3,382	—

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $1,411 and $818 for the first nine months of 2008 and 2007, respectively	3,368	(478)

Balance, September 30	$36,372	28,636

Additions
Provision charged to expense		1,195

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $61 for the last three months of 2007		425

Balance, end of year		$29,406

     At September 30, 2008 and December 31, 2007, accruing loans delinquent 90 days or more totaled $490,000 and $301,000, respectively. Non-accruing loans at September 30, 2008 and December 31, 2007 were $15.6 million and $3.0 million, respectively.
     During the three-month period ended September 30, 2008, the Company sold $821,000 of the guaranteed portion of certain SBA loans, which resulted in a gain of $26,000. During the three-month period ended September 30, 2007, the Company did not sell any of the guaranteed portions of SBA loans. During the nine month period ended September 30, 2008 and 2007, the Company sold $2.6 million and $2.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $127,000 and $170,000, respectively.
     Mortgage loans held for sale of approximately $6.2 million and $4.8 million at September 30, 2008 and December 31, 2007, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At September 30, 2008 and December 31, 2007, impaired loans totaled $42.0 million and $11.9 million, respectively. As of September 30, 2008 and 2007, average impaired loans were $28.8 million and $11.8 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $6.4 million and $2.6 million at September 30, 2008 and December 31, 2007, respectively. Interest recognized on impaired loans during 2008 and 2007 was $1.0 million and $509,000, respectively.

5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount of the Company’s goodwill and core deposits and other intangibles for the nine-month period ended September 30, 2008 and for the year ended December 31, 2007, were as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Goodwill
Balance, beginning of period	$37,527	$37,527
Acquisition of Centennial Bancshares, Inc.	12,322	—
Prior Acquisition (deferred taxes)	189	—

Balance, end of period	$50,038	$37,527

	2008	2007
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$7,702	$9,458
Acquisition of Centennial Bancshares, Inc.	694	—
Amortization expense	(1,387)	(1,317)

Balance, September 30	$7,009	8,141

Amortization expense		(439)

Balance, end of year		$7,702

     The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2008 and December 31, 2007 were:

	September 30,	December 31,
	2008	2007
	(In thousands)
Gross carrying amount	$14,151	$13,457
Accumulated amortization	7,142	5,755

Net carrying amount	$7,009	$7,702

     Core deposit and other intangible amortization for the three months ended September 30, 2008 and 2007 was approximately $462,000 and $439,000, respectively. Core deposit and other intangible amortization for the nine months ended September 30, 2008 and 2007 was approximately $1.4 million and $1.3 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2008 through 2012 is: 2008 — $1.8 million; 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; and 2012 — $619,000.
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $535.6 million and $435.5 million at September 30, 2008 and December 31, 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.4 million and $5.9 million for the three months ended September 30, 2008 and 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $15.1 million and $17.2 million for the nine months ended September 30, 2008 and 2007, respectively.
     Deposits totaling approximately $276.5 million and $185.6 million at September 30, 2008 and December 31, 2007, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $278.2 million and $251.8 million at September 30, 2008 and December 31, 2007, respectively. The outstanding balance for September 30, 2008 includes $25.0 million of short-term advances and $253.2 million of long-term advances. The outstanding balance for December 31, 2007 includes $116.0 million of short-term advances and $135.8 million of long-term advances. The long-term FHLB advances mature from the current year to 2025 with interest rates ranging from 2.495% to 5.416% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
8: Subordinated Debentures
     Subordinated Debentures at September 30, 2008 and December 31, 2007 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,266	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total subordinated debt	$47,598	$44,572

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
9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Current:
Federal	$3,116	$2,568	$9,290	$7,086
State	552	363	1,643	970

Total current	3,668	2,931	10,933	8,056

Deferred:
Federal	(407)	(567)	(1,337)	(1,499)
State	(103)	(106)	(290)	(284)

Total deferred	(510)	(673)	(1,627)	(1,783)

Provision for income taxes	$3,158	$2,258	$9,306	$6,273

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(5.26)	(4.60)	(4.54)	(4.75)
Cash value of life insurance	(1.95)	(2.83)	(2.00)	(2.99)
State income taxes, net of federal benefit	3.00	2.23	3.06	2.09
Other	1.69	0.36	0.79	0.07

Effective income tax rate	32.48%	30.16%	32.31%	29.42%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$14,155	$11,512
Deferred compensation	564	397
Stock options	512	328
Non-accrual interest income	309	562
Investment in unconsolidated subsidiary	104	519
Unrealized loss on securities	3,422	1,519
Net operating loss carryforward	119	—
Other	1,322	148

Gross deferred tax assets	20,507	14,985

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,270	1,997
Core deposit intangibles	2,651	2,897
Market value of cash flow hedge	—	4
FHLB dividends	822	681
Other	234	243

Gross deferred tax liabilities	5,977	5,822

Net deferred tax assets	$14,530	$9,163

10: Common Stock and Stock Compensation Plans
     On July 16, 2008, our Board of Directors declared an 8% stock dividend which was paid August 27, 2008 to shareholders of record as of August 13, 2008. Except for fractional shares, the holders’ of our common stock received 8% additional common stock on August 27, 2008. The common shareholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.
     All share and per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $13,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1,620,000 (stock dividend adjusted) of common stock in the Company.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $431,000 as of September 30, 2008. The intrinsic value of the stock options outstanding and stock options vested at September 30, 2008 was $15.9 million and $10.1 million, respectively. The intrinsic value of the stock options exercised during the three-month and nine-month periods ended September 30, 2008 was $212,000 and $342,000, respectively.

     The table below summarized the transactions under the Company’s stock option plans at September 30, 2008 and December 31, 2007 and changes during the nine-month period and year then ended, respectively (stock dividend adjusted):

	For the Nine Months Ended		For the Year Ended
	September 30, 2008		December 31, 2007
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,096	$11.12	1,115	$10.55
Granted	46	18.86	44	21.31
Forfeited	(16)	11.57	(15)	11.36
Exercised	(23)	8.40	(48)	7.40

Outstanding, end of period	1,103	11.49	1,096	11.12

Exercisable, end of period	625	$9.68	603	$9.07

     For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine-months ended September 30, 2008 and year-ended December 31, 2007, was $2.49 and $4.94 (stock dividend adjusted), respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended	For the Year Ended
	September 30, 2008	December 31, 2007
Expected dividend yield	0.98%	0.46%
Expected stock price volatility	2.70%	9.44%
Risk-free interest rate	3.36%	4.65%
Expected life of options	6.4 years	6.1 years

     The following is a summary of currently outstanding and exercisable options (stock dividend adjusted) at September 30, 2008:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price
$ 5.69 to $6.19	48	3.8	$5.93	48	$5.93
$ 6.79 to $8.02	212	3.6	6.87	212	6.87
$ 8.64 to $9.55	101	4.8	9.42	101	9.42
$ 10.50 to $10.81	59	6.7	10.58	56	10.56
$ 11.73 to $11.73	199	8.2	11.73	167	11.73
$ 12.20 to $12.20	338	7.5	12.20	3	12.20
$ 18.32 to $19.60	102	8.5	19.26	23	19.59
$ 20.27 to $20.48	22	8.6	20.42	4	20.41
$ 21.55 to $22.36	22	8.3	22.36	11	22.36

	1,103			625

11. Non-Interest Expense
     The table below shows the components of non-interest expense for three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Salaries and employee benefits	$8,739	$7,739	$26,948	$22,936
Occupancy and equipment	2,825	2,446	8,253	6,998
Data processing expense	815	644	2,434	1,958
Other operating expenses:
Advertising	670	646	1,975	1,855
Amortization of intangibles	462	439	1,387	1,317
Amortization of mortgage servicing rights	148	—	442	—
Electronic banking expense	740	618	2,315	1,803
Directors’ fees	254	225	716	617
Due from bank service charges	73	55	217	162
FDIC and state assessment	524	341	1,325	926
Insurance	244	211	707	683
Legal and accounting	382	308	978	930
Mortgage servicing expense	59	—	220	—
Other professional fees	184	201	1,461	585
Operating supplies	234	241	723	694
Postage	189	163	557	498
Telephone	238	227	702	688
Other expense	1,698	1,095	4,298	3,207

Total other operating expenses	6,099	4,770	18,023	13,965

Total non-interest expense	$18,478	$15,599	$55,658	$45,857

     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an annual expense of approximately $535,000 and $388,000 for 2008 and 2007, respectively. An expense of $138,000 and $397,000 was accrued for the three and nine months ended September 30, 2008, respectively. An expense of $130,000 and $258,000 was accrued for the three and nine months ended September 30, 2007. This expense was accrued using an 8 percent discount factor.
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
     At September 30, 2008 and December 31, 2007, commitments to extend credit of $385.5 million and $315.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2008 and December 31, 2007, is $15.2 million and $15.8 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

15: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. Under Florida state banking law, regulatory approval will be required if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of leveraged capital positions, the Company’s subsidiary banks do not have a significant amount of undivided profits available for payment of dividends to the Company as of September 30, 2008.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2008, each of the six subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 11.29%, 13.02%, and 14.27%, respectively, as of September 30, 2008.
16: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008.
     The Company paid interest and taxes during the three and nine months ended as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(In thousands)
Interest paid	$14,977	$18,587	$48,351	$55,531
Income taxes paid	2,127	1,620	12,877	7,320

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
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when Management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $35.6 million as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
     Compared to prior years, the adoption of SFAS 157 did not have a material impact on our 2008 consolidated financial statements.
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

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2008 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and statements of stockholders’ equity and cash flows for the nine-month periods September 30, 2008 and 2007. These interim financial statements are the responsibility of the Company’s management.
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
November 3, 2008

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our six wholly owned bank subsidiaries. As of September 30, 2008, we had, on a consolidated basis, total assets of $2.65 billion, loans receivable of $1.97 billion, total deposits of $1.91 billion, and shareholders’ equity of $291.0 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits are our primary source of funding. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance by calculating our return on average equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Per share amounts have been adjusted for the 8% stock dividend which occurred in August of 2008.
Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands, except per share data)
Total assets	$2,650,590	$2,267,672	$2,650,590	$2,267,672
Loans receivable	1,967,923	1,560,374	1,967,923	1,560,374
Total deposits	1,913,071	1,598,571	1,913,071	1,598,571
Net income	6,564	5,228	19,496	15,050
Basic earnings per share	0.32	0.28	0.98	0.81
Diluted earnings per share	0.32	0.28	0.96	0.80
Diluted cash earnings per share (1)	0.34	0.29	1.00	0.84
Annualized net interest margin — FTE	3.82%	3.55%	3.83%	3.49%
Efficiency ratio	59.25	62.47	57.95	62.65
Annualized return on average assets	1.00	0.92	1.01	0.91
Annualized return on average equity	9.02	8.60	9.09	8.48

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
     Our net income increased 25.6% to $6.6 million for the three-month period ended September 30, 2008, from $5.2 million for the same period in 2007. Our net income increased 29.5% to $19.5 million for the nine-month period ended September 30, 2008, from $15.1 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 14.3% to $0.32 for the three-month period ended September 30, 2008, as compared to $0.28 (stock dividend adjusted) for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 20.0% to $0.96 for the nine-month period ended September 30, 2008, as compared to $0.80 (stock dividend adjusted) for the same period in 2007. The third quarter increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., and organic growth of our bank subsidiaries. The year to date increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and $458,000 of losses on a foreclosed property of which $380,000 was a owner occupied strip center in Florida, a $2.1 million impairment write down of an investment security and $860,000 of costs associated with an efficiency study.
     Our annualized return on average assets was 1.00% and 1.01% for the three and nine months ended September 30, 2008, compared to 0.92% and 0.91% for the same periods in 2007, respectively. Our annualized return on average equity was 9.02% and 9.09% for the three and nine months ended September 30, 2008, compared to 8.60% and 8.48% for the same periods in 2007, respectively. The changes were primarily due to the previously discussed changes in net income for the three and nine months ended September 30, 2008, compared to the same periods in 2007.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.82% and 3.83% for the three and nine months ended September 30, 2008, compared to 3.55% and 3.49% for the same periods in 2007, respectively. Our strong loan growth which was funded by run off in the investment portfolio and deposit growth combined with our acquisition of Centennial Bancshares, Inc. and improved pricing on our deposits allowed the Company to improve net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 59.25% and 57.95% for three and nine months ended September 30, 2008, compared to 62.47% and 62.65% for the same periods in 2007, respectively. These improvements in our efficiency ratio are primarily due to continued improvement of our operations combined with previously discussed changes in net income for the three and nine months ended September 30, 2008, compared to the same periods in 2007.
     Our total assets increased $359.0 million, a growth of 15.7%, to $2.65 billion as of September 30, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $360.9 million, a growth of 22.5%, to $1.97 billion as of September 30, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $38.0 million, a growth of 15.0%, to $291.0 million as of September 30, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares and organic growth of our bank subsidiaries. During the nine months of 2008 we experienced $214.7 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares combined with the retained earnings for the nine months.

     As of September 30, 2008, our non-performing loans increased to $16.1 million, or 0.82%, of total loans from $3.3 million, or 0.20%, of total loans as of December 31, 2007. The allowance for loan losses as a percent of non-performing loans decreased to 226% as of September 30, 2008, compared to 904% from December 31, 2007. Unfavorable economic conditions in the Florida market increased our non-performing loans by $9.2 million. The remaining increase in non-performing loans is associated with our Arkansas market which includes an increase of $620,000 from our acquisition of Centennial Bancshares, Inc.
     As of September 30, 2008, our non-performing assets increased to $29.3 million, or 1.11%, of total assets from $8.4 million, or 0.36%, of total assets as of December 31, 2007. The increase in non-performing assets is primarily the result of the $12.8 million increase in non-performing loans combined with two investment securities with a remaining balance of $3.9 million which were put on non-accrual in the second quarter of 2008 and a $4.3 million increase in foreclosed assets held for sale.
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

Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of $4,000,000 which can be paid in cash or our stock at the election of the accredited shareholders. As a result of this transaction, we recorded goodwill of $12.3 million and a core deposit intangible of $694,000.
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
Charter Consolidation
     In July 2008, management of Home BancShares, Inc. approved the combining of all six of the Company’s individually charted banks into one charter. The six banks will adopt Centennial Bank as their common name.
     Assuming regulatory approvals are received; we are projecting name changes to Centennial Bank and charter consolidations will be phased in beginning in late 2008 when First State Bank and Marine Bank will be the first to consolidate and adopt the new name. Community Bank and Bank of Mountain View will follow suit in the first quarter of 2009, and Twin City Bank and the current Centennial Bank will complete the process in the summer of 2009. All of the banks will, at that time, have the same name, logo and charter allowing for a more customer-friendly banking experience and seamless transactions across all of our banks.

     This decision is based in part on our continuing efforts to improve efficiency and the results of a study conducted for us by a third party. This structure will improve product and service offerings by the combined banks, plus provide a greater value to customers in pricing and delivery systems across the company. We remain committed to our community banking philosophy and will continue to rely on local management and boards of directors.
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company. Since, we were not utilizing any of the additional permitted activities allowed to our financial holding company status; this will not change any of our current business practices.
Results of Operations
     Our net income increased 25.6% to $6.6 million for the three-month period ended September 30, 2008, from $5.2 million for the same period in 2007. Our net income increased 29.5% to $19.5 million for the nine-month period ended September 30, 2008, from $15.1 million for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 14.3% to $0.32 for the three-month period ended September 30, 2008, as compared to $0.28 (stock dividend adjusted) for the same period in 2007. On a diluted earnings per share basis, our net earnings increased 20.0% to $0.96 for the nine-month period ended September 30, 2008, as compared to $0.80 (stock dividend adjusted) for the same period in 2007. The third quarter increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., and organic growth of our bank subsidiaries. The year to date increase in earnings is associated with our acquisition of Centennial Bancshares, Inc., a $6.1 million gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries offset by the additional provision for loan loss associated with the unfavorable economic conditions, particularly in the Florida market and $458,000 of losses on a foreclosed property of which $380,000 was a owner occupied strip center in Florida, a $2.1 million impairment write down of an investment security and $860,000 of costs associated with an efficiency study.
  Net Interest Income
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. During 2007, the federal funds rate remained constant 5.25% until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our earning assets and interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008.

     Net interest income on a fully taxable equivalent basis increased $4.7 million, or 26.0%, to $22.6 million for the three-month period ended September 30, 2008, from $18.0 million for the same period in 2007. This increase in net interest income was the result of a $159,000 decrease in interest income combined with a $4.8 million decrease in interest expense. The $159,000 decrease in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $6.8 million, and our earning assets repricing in the declining interest rate environment resulted in a $7.0 million decrease in interest income for the three-month period ended September 30, 2008. The $4.8 million decrease in interest expense for the three-month period ended September 30, 2008, is primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by our interest bearing liabilities repricing in the declining interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $2.7 million. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $7.5 million decrease in interest expense for the three-month period ended September 30, 2008.
     Net interest income on a fully taxable equivalent basis increased $14.7 million, or 28.2%, to $66.7 million for the nine-month period ended September 30, 2008, from $52.0 million for the same period in 2007. This increase in net interest income was the result of a $5.7 million increase in interest income combined with a $9.0 million decrease in interest expense. The $5.7 million increase in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $19.7 million, and our earning assets repricing in the declining interest rate environment resulted in a $14.0 million decrease in interest income for the nine-month period ended September 30, 2008. The $9.0 million decrease in interest expense for the nine-month period ended September 30, 2008, is primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by our interest bearing liabilities repricing in the declining interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $8.1 million. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $17.1 million decrease in interest expense for the nine-month period ended September 30, 2008.
     Net interest margin, on a fully taxable equivalent basis, was 3.82% and 3.83% for the three and nine months ended September 30, 2008 compared to 3.55% and 3.49% for the same periods in 2007, respectively. Our strong loan growth which was funded by run off in the investment portfolio and deposit growth combined with improved pricing on deposits allowed the Company to improve net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2008 and 2007, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2008, compared to the same periods in 2007.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Interest income	$36,088	$36,381	$111,024	$105,709
Fully taxable equivalent adjustment	768	634	2,236	1,867

Interest income — fully taxable equivalent	36,856	37,015	113,260	107,576
Interest expense	14,233	19,061	46,597	55,582

Net interest income — fully taxable equivalent	$22,623	$17,954	$66,663	$51,994

Yield on earning assets — fully taxable equivalent	6.22%	7.31%	6.51%	7.23%
Cost of interest-bearing liabilities	2.75	4.26	3.06	4.24
Net interest spread — fully taxable equivalent	3.47	3.05	3.45	2.99
Net interest margin — fully taxable equivalent	3.82	3.55	3.83	3.49
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008 vs. 2007	2008 vs. 2007
	(In thousands)
Increase in interest income due to change in earning assets	$6,802	$19,681
Decrease in interest income due to change in earning asset yields	6,961	13,997
Increase in interest expense due to change in interest-bearing liabilities	2,685	8,125
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	7,513	17,110

Increase in net interest income	$4,669	$14,669

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2008 and 2007. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield
	Balance	Expense	Rate	Balance	Expense	/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$6,882	$35	2.02%	$3,894	$53	5.40%
Federal funds sold	5,196	24	1.84	2,995	36	4.77
Investment securities — taxable	266,400	2,982	4.45	366,530	4,133	4.47
Investment securities — non-taxable	113,222	1,925	6.76	87,953	1,614	7.28
Loans receivable	1,964,267	31,890	6.46	1,547,858	31,179	7.99

Total interest-earning assets	2,355,967	36,856	6.22	2,009,230	37,015	7.31

Non-earning assets	247,510			234,003

Total assets	$2,603,477			$2,243,233

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$690,564	$2,651	1.53%	$586,710	$4,375	2.96%
Time deposits	940,558	8,101	3.43	813,676	10,041	4.90

Total interest-bearing deposits	1,631,122	10,752	2.62	1,400,386	14,416	4.08
Federal funds purchased	16,044	79	1.96	14,446	194	5.33
Securities sold under agreement to repurchase	111,829	394	1.40	125,877	1,267	3.99
FHLB borrowed funds	254,230	2,239	3.50	191,887	2,426	5.02
Subordinated debentures	47,611	769	6.43	44,609	758	6.74

Total interest-bearing liabilities	2,060,836	14,233	2.75	1,777,205	19,061	4.26

Non-interest bearing liabilities
Non-interest bearing deposits	242,155			212,298
Other liabilities	10,961			12,577

Total liabilities	2,313,952			2,002,080
Shareholders’ equity	289,525			241,153

Total liabilities and shareholders’ equity	$2,603,477			$2,243,233

Net interest spread			3.47%			3.05%
Net interest income and margin		$22,623	3.82%		$17,954	3.55%

	Nine Months Ended September 30,
	2008			2007
	Average	Income /	Yield /	Average	Income /	Yield
	Balance	Expense	Rate	Balance	Expense	/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,795	$127	2.93%	$3,336	$132	5.29%
Federal funds sold	15,640	289	2.47	7,973	311	5.22
Investment securities — taxable	289,059	9,740	4.50	382,985	12,992	4.54
Investment securities — non-taxable	111,206	5,645	6.78	94,227	4,781	6.78
Loans receivable	1,903,891	97,459	6.84	1,501,983	89,360	7.95

Total interest-earning assets	2,325,591	113,260	6.51	1,990,504	107,576	7.23

Non-earning assets	248,976			227,419

Total assets	$2,574,567			$2,217,923

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$679,667	$8,822	1.73%	$598,070	$13,357	2.99%
Time deposits	927,573	27,071	3.90	805,125	29,283	4.86

Total interest-bearing deposits	1,607,240	35,893	2.98	1,403,195	42,640	4.06
Federal funds purchased	8,700	168	2.58	16,071	646	5.37
Securities sold under agreement to repurchase	112,612	1,349	1.60	120,451	3,772	4.19
FHLB borrowed funds	257,786	6,873	3.56	168,046	6,270	4.99
Subordinated debentures	47,634	2,314	6.49	44,631	2,254	6.75

Total interest-bearing liabilities	2,033,972	46,597	3.06	1,752,394	55,582	4.24

Non-interest bearing liabilities
Non-interest bearing deposits	240,449			215,716
Other liabilities	13,527			12,422

Total liabilities	2,287,948			1,980,532
Shareholders’ equity	286,619			237,391

Total liabilities and shareholders’ equity	$2,574,567			$2,217,923

Net interest spread			3.45%			2.99%
Net interest income and margin		$66,663	3.83%		$51,994	3.49%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 over 2007			2008 over 2007
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$27	$(45)	$(18)	$70	$(75)	$(5)
Federal funds sold	17	(29)	(12)	198	(220)	(22)
Investment securities — taxable	(1,121)	(30)	(1,151)	(3,166)	(86)	(3,252)
Investment securities — non-taxable	437	(126)	311	862	2	864
Loans receivable	7,442	(6,731)	711	21,717	(13,618)	8,099

Total interest income	6,802	(6,961)	(159)	19,681	(13,997)	5,684

Interest expense:
Interest-bearing transaction and savings deposits	675	(2,399)	(1,724)	1,635	(6,170)	(4,535)
Time deposits	1,405	(3,345)	(1,940)	4,071	(6,283)	(2,212)
Federal funds purchased	20	(135)	(115)	(224)	(254)	(478)
Securities sold under agreement to repurchase	(128)	(745)	(873)	(231)	(2,192)	(2,423)
FHLB borrowed funds	664	(851)	(187)	2,726	(2,123)	603
Subordinated debentures	49	(38)	11	148	(88)	60

Total interest expense	2,685	(7,513)	(4,828)	8,125	(17,110)	(8,985)

Increase (decrease) in net interest income	$4,117	$552	$4,669	$11,556	$3,113	$14,669

  Provision for Loan Losses
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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $892,000, or 163.1%, to $1.4 million for the three-month period ended September 30, 2008, from $547,000 for the same period in 2007. Our provision for loan losses increased $4.9 million, or 239.6%, to $7.0 million for the nine-month period ended September 30, 2008, from $2.0 million for the same period in 2007. The increase in the provision is primarily associated with a decline in asset quality in 2008, particularly in our Florida market combined with growth in the loan portfolio. The decrease in our asset quality is primarily related to the unfavorable economic conditions that are impacting our Florida market. The provision for loan losses in our Florida subsidiary was $750,000 and $4.1 million for the three and nine months ended September 30, 2008.
  Non-Interest Income
     Total non-interest income was $7.8 million for the three-month period ended September 30, 2008 compared to $6.3 million for the same period in 2007. Total non-interest income was $27.0 million for the nine-month period ended September 30, 2008 compared to $19.1 million for the same period in 2007. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, and other income.

     Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2008 and 2007, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007.
Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2008 Change		September 30,		2008 Change
	2008	2007	from 2007		2008	2007	from 2007
	(Dollars in thousands)
Service charges on deposit accounts	$3,557	$2,816	$741	26.3%	$10,006	$8,073	$1,933	23.9%
Other service charges and fees	1,698	1,342	356	26.5	5,051	4,176	875	21.0
Data processing fees	239	192	47	24.5	674	619	55	8.9
Mortgage lending income	695	451	244	54.1	2,142	1,277	865	67.7
Mortgage servicing income	206	—	206	100.0	654	—	654	100.0
Insurance commissions	164	153	11	7.2	620	613	7	1.1
Income from title services	141	181	(40)	(22.1)	498	575	(77)	(13.4)
Increase in cash value of life insurance	544	607	(63)	(10.4)	1,642	1,822	(180)	(9.9)
Dividends from FHLB, FRB & bankers’ bank	194	218	(24)	(11.0)	702	652	50	7.7
Equity in income (loss) of unconsolidated affiliates	—	47	(47)	(100.0)	102	(123)	225	(182.9)
Gain on sale of equity investment	—	—	—	0.0	6,102	—	6,102	100.0
Gain on sale of SBA loans	26	—	26	100.0	127	170	(43)	(25.3)
Gain (loss) on sale of premises and equipment, net	—	(31)	31	(100.0)	(2)	150	(152)	(101.3)
Gain (loss) on OREO, net	(28)	87	(115)	(132.2)	(458)	197	(655)	(332.5)
Gain (loss) on securities, net	—	—	—	0.0	(2,067)	—	(2,067)	100.0
Other income	348	249	99	39.8	1,192	899	293	32.6

Total non-interest income	$7,784	$6,312	$1,472	23.3%	$26,985	$19,100	$7,885	41.3%

     Non-interest income increased $1.5 million, or 23.3%, to $7.8 million for the three-month period ended September 30, 2008 from $6.3 million for the same period in 2007. Non-interest income increased $7.9 million, or 41.3%, to $27.0 million for the nine-month period ended September 30, 2008 from $19.1 million for the same period in 2007. The primary factors that resulted in the increase include:
•	Of the aggregate increase in service charges on deposit accounts, our acquisition of Centennial Bancshares, Inc. accounted for $156,000 and $422,000 of the increase for the three and nine month periods ended September 30, 2008. The remaining increase is related to organic growth of our bank subsidiaries and an improved fee process.

•	Of the aggregate increase in other service charges and fees, our acquisition of Centennial Bancshares, Inc. accounted for $33,000 and $103,000 of the increase for the three and nine month periods ended September 30, 2008. The remaining increases are a result of increased retention of interchange fees and organic growth of our bank subsidiaries.

•	Of the aggregate increase in mortgage lending income, our acquisition of Centennial Bancshares, Inc. accounted for $173,000 and $527,000 of the increase for the three and nine month periods ended September 30, 2008. The remaining increase is related to organic growth of our bank subsidiaries.

•	The new revenue source mortgage servicing income was related to our acquisition of Centennial Bancshares, Inc. As a result of this acquisition, we now have a mortgage loan servicing portfolio of approximately $270.0 million and purchased mortgage servicing rights of $2.0 million.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until late in 2007. White River Bancshares repurchased our interest in them on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $458,000 loss on OREO is primarily the result of a $380,000 write down on OREO related to a foreclosure on an owner occupied strip center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down be taken on the property.

•	During the second quarter of 2008, the Company became aware that one of its investment securities had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.06 diluted earnings per share (stock dividend adjusted) during the second quarter of 2008.

  Non-Interest Expense
     Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, electronic banking expense, FDIC and state assessment, and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2008 and 2007, as well as changes for the three-month and nine-month periods ended September 30, 2008 compared to the same periods in 2007.
Table 6: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2008 Change		September 30,		2008 Change
	2008	2007	from 2007		2008	2007	from 2007
	(Dollars in thousands)
Salaries and employee benefits	$8,739	$7,739	$1,000	12.9%	$26,948	$22,936	$4,012	17.5%
Occupancy and equipment	2,825	2,446	379	15.5	8,253	6,998	1,255	17.9
Data processing expense	815	644	171		2,434	1,958	476	24.3
Other operating expenses:				26.6
Advertising	670	646	24	3.7	1,975	1,855	120	6.5
Amortization of intangibles	462	439	23	5.2	1,387	1,317	70	5.3
Amortization of mortgage servicing rights	148	—	148	100.0	442	—	442	100.0
Electronic banking expense	740	618	122	19.7	2,315	1,803	512	28.4
Directors’ fees	254	225	29	12.9	716	617	99	16.0
Due from bank service charges	73	55	18	32.7	217	162	55	34.0
FDIC and state assessment	524	341	183	53.7	1,325	926	399	43.1
Insurance	244	211	33	15.6	707	683	24	3.5
Legal and accounting	382	308	74	24.0	978	930	48	5.2
Mortgage servicing expense	59	—	59	100.0	220	—	220	100.0
Other professional fees	184	201	(17)	(8.5)	1,461	585	876	149.7
Operating supplies	234	241	(7)	(2.9)	723	694	29	4.2
Postage	189	163	26	16.0	557	498	59	11.8
Telephone	238	227	11	4.8	702	688	14	2.0
Other expense	1,698	1,095	603	55.1	4,298	3,207	1,091	34.0

Total non-interest expense	$18,478	$15,599	$2,879	18.5%	$55,658	$45,857	$9,801	21.4%

     Non-interest expense increased $2.9 million, or 18.5%, to $18.5 million for the three-month period ended September 30, 2008, from $15.6 million for the same period in 2007. Non-interest expense increased $9.8 million, or 21.4%, to $55.7 million for the nine-month period ended September 30, 2008, from $45.9 million for the same period in 2007. The increase is the result of our acquisition of Centennial Bancshares, Inc. during the first quarter of 2008, the continued expansion of the Company and additional costs associated with an efficiency study performed by a third party during 2008 combined with the normal increased cost of doing business. The most significant component of the increase was related to our acquisition of Centennial Bancshares. During 2008 and 2007, we have opened two de novo branch locations in Florida and six in Arkansas.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. This will result in an annual expense of approximately $535,000 and $388,000 for 2008 and 2007, respectively. An expense of $138,000 and $397,000 was accrued for the three and nine months ended September 30, 2008, respectively. An expense of $130,000 and $258,000 was accrued for the three and nine months ended September 30, 2007, respectively. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.
     At its October 17, 2008 meeting, the Board of Directors of Home BancShares, Inc., pursuant to a recommendation by the Compensation Committee, granted John W. Allison, Chairman and CEO, an annual base salary of $275,000 beginning on November 1, 2008. Also, they made him eligible for an annual discretionary cash bonus. Any cash bonus will be based upon the goals of the Company including shareholder return, earnings per share and other criteria. Mr. Allison has never received a salary prior to this time. The committee felt as a result of the leadership Mr. Allison has provided for the past 10 years, he should be compensated for his services.
     Late in the second quarter an internal investigation uncovered an apparent fraud by a senior officer at one of our subsidiary banks estimated at this time to be approximately $2.1 million. This apparent fraud did not originate from the lending area but the operational area of the subsidiary bank. The apparent fraud did not result in any losses to our customers. As a result, we accrued $150,000 in other expense for the insurance deductible for this issue in 2008. This senior officer has been terminated.
  Income Taxes
     The provision for income taxes increased $900,000, or 39.9%, to $3.2 million for the three-month period ended September 30, 2008, from $2.3 million as of September 30, 2007. The provision for income taxes increased $3.0 million, or 48.4%, to $9.3 million for the nine-month period ended September 30, 2008, from $6.3 million as of September 30, 2007. The effective income tax rate was 32.5% and 32.3% for the three-month and nine-month periods ended September 30, 2008, compared to 30.2% and 29.4% for the same periods in 2007, respectively. The primary cause of this increase is the result of our increased earnings which is tax-effected at a marginal tax rate of 39.225%.
Financial Condition as of and for the Quarter Ended September 30, 2008 and 2007
     Our total assets increased $359.0 million, a growth of 15.7%, to $2.65 billion as of September 30, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $360.9 million, a growth of 22.5%, to $1.97 billion as of September 30, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $38.0 million, a growth of 15.0%, to $291.0 million as of September 30, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares and organic growth of our bank subsidiaries. During the nine months of 2008 we experienced $214.7 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares combined with the retained earnings for the nine months.

  Loan Portfolio
     Our loan portfolio averaged $1.96 billion and $1.90 billion during the three-month and nine-month periods ended September 30, 2008. Loans were $1.97 billion as of September 30, 2008, compared to $1.61 billion as of December 31, 2007. The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007 and 2008, particularly Florida. These markets continue to experience pressure including the well publicized sub-prime mortgage market. The Company does not actively market or originate subprime mortgage loans.
     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$798,447	$607,638
Construction/land development	339,691	367,422
Agricultural	25,097	22,605
Residential real estate loans:
Residential 1-4 family	376,722	259,975
Multifamily residential	61,341	45,428

Total real estate	1,601,298	1,303,068
Consumer	49,600	46,275
Commercial and industrial	255,933	219,062
Agricultural	38,431	20,429
Other	22,661	18,160

Total loans receivable before allowance for loan losses	1,967,923	1,606,994
Allowance for loan losses	36,372	29,406

Total loans receivable, net	$1,931,551	$1,577,588

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

     As of September 30, 2008, commercial real estate loans totaled $1.16 billion, or 59.1% of our loan portfolio, compared to $997.7 million, or 62.1% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $91.5 million of commercial real estate. The remaining increase is primarily the result of solid demand for this type of loan product which resulted in organic growth of our loan portfolio.
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
     As of September 30, 2008, we had $438.1 million, or 22.3% of our loan portfolio, in residential real estate loans, compared to the $305.4 million, or 19.0% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $65.4 million of residential real estate loans. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans normally have maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of September 30, 2008, our installment consumer loan portfolio totaled $49.6 million, or 2.5% of our total loan portfolio, compared to the $46.3 million, or 2.9% of our loan portfolio as of December 31, 2007. The primary cause for the increase is related to our acquisition of Centennial Bancshares which resulted in an increase of $8.3 million to consumer loans.
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
     As of September 30, 2008, commercial and industrial loans outstanding totaled $255.9 million, or 13.0% of our loan portfolio, compared to $219.1 million, or 13.6% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares resulted in an increase of $31.5 million of commercial and industrial loans.
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
     Table 8 sets forth information with respect to our non-performing assets as of September 30, 2008 and December 31, 2007. As of these dates, we did not have any restructured loans within the meaning of Statement of Financial Accounting Standards No. 15.
Table 8: Non-performing Assets

	As of	As of
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans	$15,571	$2,952
Loans past due 90 days or more (principal or interest payments)	490	301

Total non-performing loans	16,061	3,253

Other non-performing assets
Foreclosed assets held for sale	9,392	5,083
Non-accrual investments	3,860	—
Other non-performing assets	13	15

Total other non-performing assets	13,265	5,098

Total non-performing assets	$29,326	$8,351

Allowance for loan losses to non-performing loans	226.46%	903.97%
Non-performing loans to total loans	0.82	0.20
Non-performing assets to total assets	1.11	0.36
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
     Total non-performing loans were $16.1 million as of September 30, 2008, compared to $3.3 million as of December 31, 2007 for an increase of $12.8 million. Unfavorable economic conditions, particularly the slowdown in housing sales in the Florida market resulted in an increase in our non-performing loans by $9.2 million during 2008. The remaining 2008 increase in non-performing loans is associated with our Arkansas market which includes an increase of $620,000 from our acquisition of Centennial Bancshares, Inc. The weakening real estate market has and may continue to raise our level of non-performing loans going forward. When we reported our year-end results, we provided a projection for non-performing loans to total loans in the range of 0.60% to 2.0%. This continues to be our expected range for non-performing loans to total loans. While we believe our allowance for loan losses is adequate at September 30, 2008, as additional facts become known about relevant internal and external factors that effect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2008.

     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $222,000 and $103,000 for the three-month periods ended September 30, 2008 and 2007, respectively, and $474,000 and $193,000 for the nine-month periods ended September 30, 2008 and 2007, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month and nine-month periods ended September 30, 2008 and 2007 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of September 30, 2008, average impaired loans were $28.8 million compared to $11.8 million as of September 30, 2007. As of September 30, 2008, impaired loans were $42.0 million compared to $11.9 million as of December 31, 2007 for an increase of $30.1 million. The unfavorable economic conditions that are impacting our Florida market accounted for $27.4 million of the increase, while the acquisition of Centennial Bancshares, increased our impaired loans by $1.8 million.
     The $9.4 million in foreclosed assets held for sale is comprised of $6.9 million of assets located in Florida with the remaining $2.5 million of assets located in Arkansas. The Florida foreclosed assets includes one property for $4.0 million. This foreclosure was an owner occupied strip center. In the first quarter of 2008, we took a $380,000 write down of the property to reflect the current fair market value estimate. The property is listed for sale with a broker but is substantially vacant. As a result, it does not appear likely that the property will be disposed of before year end.
     During the second quarter of 2008, the Company became aware that one of its investment securities had become other than temporarily impaired. This investment security is a pool of various other bank holding companies’ subordinated debentures throughout the country. The Company has only two securities of this nature with a remaining balance of $3.9 million which was put on non-accrual during the second quarter of 2008.
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
     Charge-offs and Recoveries. Total charge-offs increased to $1.7 million for the three months ended September 30, 2008, compared to $172,000 for the same period in 2007. Total charge-offs increased to $4.8 million for the nine months ended September 30, 2008, compared to $340,000 for the same period in 2007. Total recoveries increased to $43,000 for the three months ended September 30, 2008, compared to $149,000 for the same period in 2007. Total recoveries increased to $1.4 million for the nine months ended September 30, 2008, compared to $818,000 for the same period in 2007. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality offset by approximately a $900,000 recovery of principal received from one borrower. The acquisition completed in the first quarter of 2008 had a $706,000 and $1.3 million impact on net charge-offs for the three and nine months period ended September 30, 2008.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and nine-month periods ended September 30, 2008 and 2007.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance, beginning of period	$36,563	$28,112	$29,406	$26,111
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	33	—	49	—
Construction/land development	747	—	1,389	8
Agricultural	14	—	14	—
Residential real estate loans:
Residential 1-4 family	635	32	2,166	42
Multifamily residential	—	6	—	6

Total real estate	1,429	38	3,618	56
Consumer	105	70	271	179
Commercial and industrial	66	64	817	105
Agricultural	—	—	—	—
Other	73	—	73	—

Total loans charged off	1,673	172	4,779	340

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	5	13	1,165	431
Construction/land development	2	—	8	1
Agricultural	—	5	—	5
Residential real estate loans:
Residential 1-4 family	15	47	124	151
Multifamily residential	—	5	—	5

Total real estate	22	70	1,297	593
Consumer	14	18	70	94
Commercial and industrial	5	58	41	100
Agricultural	—	—	—	—
Other	2	3	3	31

Total recoveries	43	149	1,411	818

Net (recoveries) loans charged off	1,630	23	3,368	(478)
Allowance for loan loss of Centennial Bancshares, Inc.	—	—	3,382	—
Provision for loan losses	1,439	547	6,952	2,047

Balance, September 30	$36,372	$28,636	$36,372	$28,636

Net (recoveries) charge-offs to average loans	0.33%	0.01%	0.24%	(0.04)%
Allowance for loan losses to period end loans	1.85	1.84	1.85	1.84
Allowance for loan losses to net (recoveries) charge-offs	561	31,382	808	(4,481)

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
     The changes for the period ended September 30, 2008 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, our acquisition of Centennial Bancshares, Inc. on January 1, 2008, net charge-offs during 2008 and normal changes in the outstanding loan portfolio for those products from December 31, 2007.
     Table 10 presents the allocation of allowance for loan losses as of September 30, 2008 and December 31, 2007.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	September 30, 2008		December 31, 2007
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$14,622	40.6%	$11,475	37.8%
Construction/land development	9,330	17.3	7,332	22.9
Agricultural	344	1.3	311	1.4
Residential real estate loans:
Residential 1-4 family	4,838	19.0	3,968	16.2
Multifamily residential	906	3.1	727	2.8

Total real estate	30,040	81.3	23,813	81.1
Consumer	858	2.5	905	2.9
Commercial and industrial	3,986	13.0	3,243	13.6
Agricultural and other	1,152	3.2	613	2.4
Unallocated	336	—	832	—

Total	$36,372	100.0%	$29,406	100.0%

(1)	Percentage of loans in each category to loans receivable.
  Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2008, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $381.6 million as of September 30, 2008, compared to $430.4 million as of December 31, 2007. The estimated duration of our securities portfolio was 3.4 as of September 30, 2008.
     As of September 30, 2008, $181.9 million, or 47.7%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $181.6 million, or 42.2%, of our available-for-sale securities as of December 31, 2007. To reduce our income tax burden, $114.1 million, or 29.9%, of our available-for-sale securities portfolio as of September 30, 2008, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $111.3 million, or 25.9%, of our available-for-sale securities as of December 31, 2007. Also, we had approximately $76.3 million, or 20.0%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2008, compared to $126.3 million, or 29.3%, of our available-for-sale securities as of December 31, 2007. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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
     During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the security was written-down by $2.1 million or $0.06 diluted earnings per share (stock dividend adjusted) for the second quarter of 2008. This investment security is a pool of 60 other financial holding companies’ subordinated debentures throughout the country. As of September 30, 2008, none of these holding companies have defaulted but six are deferring their quarterly payments as a result of stressed capital levels. If the federal government were to seize a few of these institutions it could result in our investment becoming worthless. The Company has only two securities of this nature with a remaining balance of $3.9 million which are on non-accrual at September 30, 2008. The Company will continue to monitor its investments in these subordinated debentures and make additional write-downs if appropriate.

     Table 11 presents the carrying value and fair value of investment securities as of September 30, 2008 and December 31, 2007.
Table 11: Investment Securities

	As of September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$76,588	$277	$(526)	$76,339
Mortgage-backed securities	185,325	971	(4,381)	181,915
State and political subdivisions	118,288	729	(4,939)	114,078
Other securities	10,089	—	(857)	9,232

Total	$390,290	$1,977	$(10,703)	$381,564

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

  Deposits
     Our deposits averaged $1.87 billion and $1.85 billion for the three-month and nine-month periods ended September 30, 2008. Total deposits increased $320.9 million, or an increase of 20.2%, to $1.91 billion as of September 30, 2008, from $1.59 billion as of December 31, 2007. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, deposits increased by $178.8 million. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of deposits. As of September 30, 2008 and December 31, 2007 brokered deposits were $103.4 million and $39.3 million, respectively.

     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be accelerated through deposit pricing if we experience increased loan demand or other liquidity needs. During 2007, the federal funds rate remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007. Due to these reductions occurring late in 2007, the impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Going forward, we will begin to see more of an impact of the decrease in the Federal Funds rate as our interest-bearing liabilities begin to reprice. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008 and 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2008 and 2007.
Table 12: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2008		2007
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$242,155	—%	$212,298	—%
Interest-bearing transaction accounts	631,802	1.57	531,292	3.12
Savings deposits	58,762	1.08	55,418	1.38
Time deposits:
$100,000 or more	530,911	3.31	468,168	5.00
Other time deposits	409,647	3.57	345,508	4.76

Total	$1,873,277	2.28%	$1,612,684	3.55%

	Nine Months Ended September 30,
	2008		2007
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$240,449	—%	$215,716	—%
Interest-bearing transaction accounts	623,540	1.80	540,895	3.15
Savings deposits	56,127	1.04	57,175	1.40
Time deposits:
$100,000 or more	529,334	3.82	461,570	4.98
Other time deposits	398,239	4.00	343,555	4.71

Total	$1,847,689	2.59%	$1,618,911	3.52%

     FHLB Borrowed Funds
     Our FHLB borrowed funds were $278.2 million as of September 30, 2008. The outstanding balance for September 30, 2008 consists of $25.0 million of short-term FHLB advances and $253.2 million of FHLB long-term advances. Our FHLB borrowings were $251.8 million as of December 31, 2007. The outstanding balance for December 31, 2007, includes $116.0 million of short-term advances and $135.8 million of long-term advances. Our remaining FHLB borrowing capacity was $255.8 million and $186.6 million as of September 30, 2008 and December 31, 2007, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.6 million and $44.6 million as of September 30, 2008 and December 31, 2007, respectively. As a result of the acquisition of Centennial Bancshares we acquired $3.1 million of additional trust preferred securities.
     Table 13 reflects subordinated debentures as of September 30, 2008 and December 31, 2007, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	September 30,	December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,266	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total	$47,598	$44,572

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
Shareholders’ Equity
     Stockholders’ equity was $291.0 million at September 30, 2008 compared to $253.1 million at December 31, 2007, an increase of 15.0%. As of September 30, 2008 and December 31, 2007 our equity to asset ratio was 11.0%. Book value per common share was $14.68 at September 30, 2008 compared to $13.58 at December 31, 2007, an 8.1% increase. The increases in stockholders’ equity and book value per share were primarily the result of our acquisition of Centennial Bancshares and retained earnings during the prior nine months.
     Cash Dividends. We declared cash dividends on our common stock of $0.060 and $0.037 (stock dividend adjusted) per share for the three-month periods ended September 30, 2008 and 2007, respectively, and $0.157 and $0.093 per share (stock dividend adjusted) for the nine-month periods ended September 30, 2008 and 2007, respectively.
     Stock Dividends. On July 16, 2008, our Board of Directors declared an 8% stock dividend which was paid August 27, 2008 to shareholders of record as of August 13, 2008. Except for fractional shares, the holders’ of our common stock received 8% additional common stock on August 27, 2008. The common shareholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.
     All share and per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $13,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares (stock dividend adjusted) of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of September 30, 2008, we have not repurchased any shares in the program.

Troubled Asset Relief Program
     The Troubled Asset Relief Program gives the U.S. Treasury purchasing power of $700 billion in an attempt to restore liquidity and stability to the Unites States financial system. The fund was created by a bill that was made law on the 3rd of October 2008 with the passage of H.R. 1424 enacting the Emergency Economic Stabilization Act of 2008. The Treasury will be given $250 billion immediately to inject as capital into financial institutions. The Treasury has agreed to buy a $125 billion equity stake in several large American financial institutions.
     The remaining $125 billion will be offered directly to other qualifying financial institutions. The institutions that apply for these funds can request between 1% and 3% of their risk weighted assets, with a limit of $25 billion. If approved, the institutions will issue preferred shares with a dividend rate of 5% for the first five years increasing to 9% dividend thereafter. These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any common stock dividend increase or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
     In addition, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. The initial exercise price will be the trailing 20 day average price of the company’s common stock.
     In order to participate in the program, companies current benefit plans, arrangements, and agreements must be modified to be in compliance with the executive compensation and corporate governance requirements of Section 111 of the EESA and any guidance issued by the Treasury.
     Institutions must submit their application to their primary regulator by November 14, 2008. We are currently evaluating the impact of this strategic opportunity to determine the effect on our financial position and results of operations. If we were to participate, it could result in approximately $22.1 million to $66.3 million of additional capital for the Company.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2008 and December 31, 2007, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of September 30, 2008 and December 31, 2007.
Table 14: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$291,039	$253,056
Qualifying trust preferred securities	46,000	43,000
Goodwill and core deposit intangibles, net	(54,396)	(42,332)
Unrealized loss on available-for-sale securities	5,305	2,255
Servicing assets	(204)	—

Total Tier 1 capital	287,744	255,979

Tier 2 capital
Qualifying allowance for loan losses	27,742	23,861

Total Tier 2 capital	27,742	23,861

Total risk-based capital	$315,486	$279,840

Average total assets for leverage ratio	$2,548,877	$2,236,776

Risk weighted assets	$2,210,740	$1,903,364

Ratios at end of period
Leverage ratio	11.29%	11.44%
Tier 1 risk-based capital	13.02	13.45
Total risk-based capital	14.27	14.70
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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
     Table 15 presents actual capital amounts and ratios as of September 30, 2008 and December 31, 2007, for our bank subsidiaries and us.

Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of September 30, 2008
Leverage ratios:
Home BancShares	$287,744	11.29%	$101,947	4.00%	$	N/A	N/A	%
First State Bank	60,856	9.65	25,225	4.00		31,532	5.00
Community Bank	37,105	9.31	15,942	4.00		19,927	5.00
Twin City Bank	67,210	9.24	29,095	4.00		36,369	5.00
Marine Bank	33,982	9.01	15,086	4.00		18,858	5.00
Bank of Mountain View	16,748	9.52	7,037	4.00		8,796	5.00
Centennial Bank	21,590	8.53	10,124	4.00		12,655	5.00
Tier 1 capital ratios:
Home BancShares	$287,744	13.02%	$88,401	4.00%	$	N/A	6.00%
First State Bank	60,856	10.79	22,560	4.00		33,840	6.00
Community Bank	37,105	10.84	13,692	4.00		20,538	6.00
Twin City Bank	67,210	10.43	25,776	4.00		38,663	6.00
Marine Bank	33,982	10.54	12,896	4.00		19,345	6.00
Bank of Mountain View	16,748	13.88	4,827	4.00		7,240	6.00
Centennial Bank	21,590	10.13	8,525	4.00		12,788	6.00
Total risk-based capital ratios:
Home BancShares	$315,486	14.27%	$176,867	8.00%	$	N/A	10.00%
First State Bank	67,926	12.05	45,096	8.00		56,370	10.00
Community Bank	41,431	12.10	27,392	8.00		34,240	10.00
Twin City Bank	75,275	11.68	51,558	8.00		64,448	10.00
Marine Bank	38,044	11.80	25,793	8.00		32,241	10.00
Bank of Mountain View	18,039	14.95	9,653	8.00		12,066	10.00
Centennial Bank	24,198	11.35	17,056	8.00		21,320	10.00

As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

Non-GAAP Financial Measurements
     We had $57.0 million, $45.2 million, and $45.7 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2008, December 31, 2007 and September 30, 2007, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively. Per share amounts have been adjusted for the stock dividend which occurred in August of 2008.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
GAAP net income	$6,564	$5,228	$19,496	$15,050
Intangible amortization after-tax	281	267	843	801

Cash earnings	$6,845	$5,495	$20,339	$15,851

GAAP diluted earnings per share	$0.32	$0.28	$0.96	$0.80
Intangible amortization after-tax	0.02	0.01	0.04	0.04

Diluted cash earnings per share	$0.34	$0.29	$1.00	$0.84

Table 17: Tangible Book Value Per Share

	As of	As of
	September 30,	December 31,
	2008	2007
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$14.68	$13.58
Tangible book value per common share: (A-C-D)/B	11.80	11.16

(A) Total stockholders’ equity	$291,039	$253,056
(B) Common shares outstanding (stock dividend adj.)	19,823	18,630
(C) Goodwill	50,038	37,527
(D) Core deposit and other intangibles	7,009	7,702

Table 18: Cash Return on Average Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Return on average assets: A/C	1.00%	0.92%	1.01%	0.91%
Cash return on average assets: B/(C-D)	1.07	0.99	1.08	0.98

(A) Net income	$6,564	$5,228	$19,496	$15,050
(B) Cash earnings	6,845	5,495	20,339	15,851
(C) Average assets	2,603,477	2,243,233	2,574,567	2,217,923
(D) Average goodwill, core deposits and other intangible assets	57,120	45,887	57,588	46,323
Table 19: Cash Return on Average Tangible Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Return on average stockholders’ equity: A/C	9.02%	8.60%	9.09%	8.48%
Return on average tangible equity: B/(C-D)	11.72	11.16	11.86	11.09

(A) Net income	$6,564	$5,228	$19,496	$15,050
(B) Cash earnings	6,845	5,495	20,339	15,851
(C) Average equity	289,525	241,153	286,619	237,391
(D) Average goodwill, core deposits and other intangible assets	57,120	45,887	57,588	46,323
Table 20: Tangible Equity to Tangible Assets

	As of	As of
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Equity to assets: B/A	10.98%	11.04%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.02	9.25

(A) Total assets	$2,650,590	$2,291,630
(B) Total stockholders’ equity	291,039	253,056
(C) Goodwill	50,038	37,527
(D) Core deposit and other intangibles	7,009	7,702

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
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $35.6 million as of September 30, 2008. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
     Compared to prior years, the adoption of SFAS 157 did not have a material impact on our 2008 consolidated financial statements.
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2008, our cash and cash equivalents were $60.7 million, or 2.3% of total assets, compared to $55.0 million, or 2.4% of total assets, as of December 31, 2007. Our investment securities and federal funds sold were $409.9 million, or 15.5% of total assets, as of September 30, 2008 and $430.5 million, or 18.8% of total assets, as of December 31, 2007.
     We may occasionally use our federal funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have federal funds lines with three other financial institutions pursuant to which we could have borrowed up to $105.1 million and $88.2 million on an unsecured basis as of September 30, 2008 and December 31, 2007, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $278.2 million as of September 30, 2008 and $251.8 million as of December 31, 2007. The outstanding balance for September 30, 2008 included $25.0 million of short-term advances and $253.2 million of FHLB long-term advances. The outstanding balance for December 31, 2007, included $116.0 million of short-term advances and $135.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $255.8 million and $186.6 million as of September 30, 2008 and December 31, 2007.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2008, our gap position was slightly liability sensitive with a one-year cumulative repricing gap of 1.3%, compared to -5.2% as of December 31, 2007. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rates is approximately that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2008.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$10,290	$—	$—	$—	$—	$—	$—	$10,290
Federal funds sold	28,347	—	—	—	—	—	—	28,347
Investment securities	40,130	19,336	30,463	33,546	34,678	63,039	160,372	381,564
Loans receivable	767,754	125,984	132,954	278,652	330,354	314,873	17,352	1,967,923

Total earning assets	846,521	145,320	163,417	312,198	365,032	377,912	177,724	2,388,124

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	38,116	61,182	91,774	183,548	41,976	111,293	152,328	680,217
Time deposits	143,088	181,593	263,799	273,819	74,766	31,801	578	969,444
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	87,248	—	—	—	2,931	8,792	9,379	108,350
FHLB borrowed funds	50,443	10,022	15,265	10,118	100,045	81,008	11,281	278,182
Subordinated debentures	25,782	15	23	45	89	—	21,643	47,597

Total interest- bearing liabilities	344,677	252,812	370,861	467,530	219,807	232,894	195,209	2,083,790

Interest rate sensitivity gap	$501,844	$(107,492)	$(207,444)	$(155,332)	$145,225	$145,018	$(17,485)	$304,334

Cumulative interest rate sensitivity gap	$501,884	$394,352	$186,908	$31,576	$176,801	$321,819	$304,334
Cumulative rate sensitive assets to rate sensitive liabilities	245.6%	166.0%	119.3%	102.2%	110.7%	117.0%	114.6%
Cumulative gap as a % of total earning assets	21.0%	16.5%	7.8%	1.3%	7.4%	13.5%	12.7%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.
(Registrant)

Date: October 29, 2008	/s/ John W. Allison

John W. Allison, Chief Executive Officer

Date: October 29, 2008	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer