Form 10-K
period 2008-12-31
HOME BANCSHARES INC
filed 2009-03-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2008, was $266.4 million based upon the last trade price as reported on the NASDAQ Global Select Market of $20.81 (8% stock dividend adjusted).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 19,864,647 shares as of February 25, 2009.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2009 Annual Meeting to be held on April 23, 2009.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2008

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation or a continued decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.
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
PART I
Item 1. BUSINESS
Home BancShares
     We are a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. In 1998, an investor group led by John W. Allison, our Chairman and CEO, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman formed Home BancShares, Inc. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired and integrated Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired and integrated in 2005.

     Our bank subsidiaries provide a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities. They have locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwestern Florida.
     During 2008, we announced plans to combine the charters of our banks into a single charter and adopt Centennial Bank as the common name. This combination is in process and is expected to be completed by the middle of 2009.
     We acquire, organize and invest in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships.
     The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.”
Our Bank Subsidiaries and Investments
     We believe that many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of bank subsidiaries.
     Centennial Bank (Formerly First State Bank) - In October 1998, we acquired Holly Grove Bancshares, Inc. for the purpose of obtaining a bank charter. Following the purchase, we changed the name of the bank subsidiary to First State Bank and relocated the charter to Conway, Arkansas, to serve the central Arkansas market. In December 2008, we began the process of combining the charters of our banks and adopting Centennial Bank as the common name. During the first step in this process we changed the name of First State Bank to Centennial Bank and combined the charter of Marine Bank into this renamed First State Bank. As of December 31, 2008, we have two separately chartered banks with the same Centennial Bank name. We anticipate that our remaining bank charters will be merged into this Centennial Bank (Formerly First State Bank) charter by the middle of 2009. At December 31, 2008, Centennial Bank (Formerly First State Bank) had total assets of $1.02 billion, total loans of $810.8 million and total deposits of $756.2 million.
     Twin City Bank - In May 2000, we were the largest investor in a group that formed a holding company (subsequently renamed TCBancorp, Inc.), acquired an existing bank charter, and relocated the charter to North Little Rock, Arkansas. The holding company named its subsidiary “Twin City Bank,” which had been used by North Little Rock’s largest bank until its sale in 1994, and hired Robert F. Birch, Jr., who had been president of the former Twin City Bank. Twin City Bank grew quickly in North Little Rock and, in 2003, expanded into the adjacent Little Rock market. In January 2005, we acquired through merger the 68% of TCBancorp’s common stock we did not already own. We anticipate that Twin City Bank’s charter will be merged into the Centennial Bank (Formerly First State Bank) charter during the middle of 2009. At December 31, 2008, Twin City Bank had total assets of $723.3 million, total loans of $530.3 million and total deposits of $523.1 million.
     Community Bank - In December 2003, we acquired Community Financial Group, Inc., the holding company for Community Bank of Cabot. We anticipate that Community Bank’s charter will be merged into the Centennial Bank (Formerly First State Bank) charter late in the first quarter of 2009. At December 31, 2008, Community Bank had total assets of $424.2 million, total loans of $298.8 million and total deposits of $294.4 million.
     Marine Bank - In June 2005, we acquired Marine Bancorp, Inc., and its subsidiary, Marine Bank, in Marathon, Florida. Marine Bank was established in 1995. Our Chairman and Chief Executive Officer, John W. Allison, was a founding board member and the largest shareholder of Marine Bancorp, owning approximately 13.9% of its stock at the time of our acquisition. Marine Bank’s charter was merged into the Centennial Bank (Formerly First State Bank) charter in December 2008.
     Bank of Mountain View - In September 2005, we acquired Mountain View Bancshares, Inc., and its subsidiary, Bank of Mountain View. We anticipate that Bank of Mountain View’s charter will be merged into the Centennial Bank (Formerly First State Bank) charter late in the first quarter of 2009. At December 31, 2008, Bank of Mountain View had total assets of $186.6 million, total loans of $97.6 million and total deposits of $137.0 million.

     Centennial Bank - On January 1, 2008, we acquired Centennial Bancshares, Inc. and its subsidiary, Centennial Bank. We anticipate that Centennial Bank’s charter will be merged into the Centennial Bank (Formerly First State Bank) charter during the middle of 2009. At December 31, 2008, Centennial Bank had total assets of $266.5 million, total loans of $218.7 million and total deposits of $170.5 million.
     Investment in White River Bancshares - In January 2005, we purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we made an additional investment of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. On March 3, 2008, White River Bancshares repurchased our 20% investment in their company which resulted in a one-time gain of $6.1 million.
Our Management Team
     The following table sets forth, as of December 31, 2008, information concerning the individuals who are our executive officers.

			Positions Held with
Name	Age	Position Held	Bank Subsidiaries
John W. Allison	62	Chairman of the Board and Chief Executive Officer	Chairman of the Board, Centennial Bank (Formerly First State Bank); Director, Community Bank, Twin City Bank, Bank of Mountain View, and Centennial Bank
Ron W. Strother	60	President, Chief Operating Officer, and Director	Director, Centennial Bank (Formerly First State Bank), Community Bank, Twin City Bank, Bank of Mountain View and Centennial Bank
Randy E. Mayor	43	Chief Financial Officer and Treasurer	Director, Centennial Bank (Formerly First State Bank)
Brian S. Davis	43	Director of Financial Reporting and Investor Relations Officer	—
C. Randall Sims	54	Director and Secretary	President, Chief Executive Officer, and Director, Centennial Bank (Formerly First State Bank); Director, Community Bank
Robert Hunter Padgett	50	—	Regional President, Centennial Bank (Formerly First State Bank)
Robert F. Birch, Jr.	58	—	President, Chief Executive Officer, and Director, Twin City Bank
Tracy M. French	47	—	President, Chief Executive Officer, and Director, Community Bank
Michael L. Waddington	65	—	Chief Executive Officer, and Director, Bank of Mountain View
Chris S. Roberts	40	—	President, Chief Executive Officer, and Director, Centennial Bank

Our Growth Strategy
     Our goals are to achieve growth in earnings per share and to create and build shareholder value. Our growth strategy entails the following:
•	Organic growth - We believe that our current branch network provides us with the capacity to grow within our existing market areas. Thirty-six of our 63 branches (including branches of banks we have acquired) have been opened since the beginning of 2001.

•	De novo branching - We intend to continue to open de novo branches in our current markets and in other attractive market areas if opportunities arise. During 2008, we opened two de novo branch locations. These branch locations are located in the Arkansas communities of Morrilton and Cabot. Presently, we are evaluating additional opportunities and have one firm commitment for a de novo branch in Heber Springs, Arkansas during the first part of 2009.

•	Strategic acquisitions - In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. The Company’s acquisition focus will be to expand in its primary market areas of Arkansas and Florida. We are continually evaluating potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
Community Banking Philosophy
     Our community banking philosophy consists of four basic principles:
•	manage our community banking franchise with experienced bankers and local boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, shareholders, and customers to actively promote our community banks

•	Maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.
Operating Strategy
     Our operating strategies focus on improving credit quality, increasing profitability, finding experienced bankers, and leveraging our infrastructure:
•	Emphasis on credit quality - Credit quality is our first priority in the management of our bank subsidiaries. We employ a set of credit standards across our bank subsidiaries that are designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards at each of our bank subsidiaries. We have a centralized loan review process and regularly monitor each of our bank subsidiaries’ loan portfolios, which we believe enables us to take prompt action on potential problem loans.

•	Continue to improve profitability - We intend to improve our profitability as we leverage the available capacity of our newer branches and employees. We believe our investments in our branch network and centralized technology infrastructure is sufficient to support a larger organization, and therefore believe future increases in our expenses should be lower than the corresponding increases in our revenues.

•	Attract and motivate experienced bankers - We believe a major factor in our success has been our ability to attract and retain bankers who have experience in and knowledge of their local communities. For example, in January 2006, we hired eight experienced bankers in the Searcy, Arkansas market (located approximately 50 miles northeast of Little Rock), where we subsequently opened three new branches. In January 2009, we announced a commitment for our first de novo branch in Heber Springs, Arkansas. For this new location, we were able to attract a four person banking team. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Leveraging our infrastructure - The support services we provide to our bank subsidiaries are generally centralized in Conway, Arkansas. These services include finance and accounting, internal audit, compliance, loan review, human resources, training, and data processing. In 2008, management of Home BancShares, Inc. approved the combining of all six of the Company’s individually charted banks into one charter. The six banks will adopt Centennial Bank as their common name. We will complete the process in the summer of 2009. All of the banks will, at that time, have the same name, logo and charter allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network.
Our Market Areas
     As of December 31, 2008, we conducted business principally through 45 Arkansas branches located in central Arkansas, 2 branches in north central Arkansas, four branches in southern Arkansas, nine branches in the Florida Keys and three branches in southwestern Florida. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
     Our loan portfolio as of December 31, 2008, was comprised as follows:

		Percentage
	Amount	of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$816,603	41.7%
Construction/land development	320,398	16.4
Agricultural	23,603	1.2
Residential real estate loans:
Residential 1-4 family	391,255	20.0
Multifamily residential	56,440	2.9

Total real estate	1,608,299	82.2
Consumer	46,615	2.4
Commercial and industrial	255,153	13.0
Agricultural	23,625	1.2
Other	22,540	1.2

Total loans receivable	$1,956,232	100.0%

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
     Credit Risks. The principal economic risk associated with each category of the loans that we make is the creditworthiness of the borrower and the ability of the borrower to repay the loan. General economic conditions and the strength of the services and retail market segments affect borrower creditworthiness. General factors affecting a commercial borrower’s ability to repay include interest rates, inflation and the demand for the commercial borrower’s products and services as well as other factors affecting a borrower’s customers, suppliers and employees.
     Risks associated with real estate loans also include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and in the case of commercial borrowers, the quality of the borrower’s management. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and other personal hardships.
     Lending Policies. We have established common documentation and policies, based on the type of loan, for all of our bank subsidiaries. The board of directors of each bank subsidiary supplements our standard policies to meet local needs and establishes loan approval procedures for that bank. Each bank’s board periodically reviews its lending policies and procedures. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s capital.
     Loan Approval Procedures. Our bank subsidiaries have supplemented our common loan policies to establish their own loan approval procedures as follows:
•	Individual Authorities. The board of directors of each bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers range from $15,000 to $600,000 for secured loans and from $1,000 to $250,000 for unsecured loans.

•	Officer Loan Committees. Most of our bank subsidiaries also give their Officer Loan Committees loan approval authority. In those banks, credits in excess of individual loan limits are submitted to the appropriate bank’s Officer Loan Committee. The Officer Loan Committees consist of members of the senior management team of that bank and are chaired by that bank’s chief lending officer. The Officer Loan Committees have approval authority up to $750,000 at Centennial Bank (Formerly First State Bank), $500,000 at Community Bank, and $1.0 million at Twin City Bank. Since Bank of Mountain View and Centennial Bank have no Officer Loan Committee, loans exceeding an officer’s individual authority are approved by the Directors Loan Committee.

•	Directors Loan Committee. Each of our bank subsidiaries has a Directors Loan Committee consisting of outside directors and senior lenders of the bank. Generally, each bank requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the chief lending officer or the chief executive officer of the bank. Each bank’s board of directors establishes the approval authority for this committee, which may be up to that bank’s legal lending limit.
     Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our President and our director Richard H. Ashley.
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
Other Banking Services
     Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour Internet banking and voice response information, cash management, overdraft protection, direct deposit, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States, as well as in other countries.
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
Competition
     As of December 31, 2008, we conducted business through 63 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, White, Dallas, Cleveland, and Conway Counties in Arkansas and Monroe, Charlotte and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees
     On December 31, 2008, we had 594 full-time equivalent employees. We expect that our staff will increase as a result of our increased branching activities anticipated in 2009. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
Troubled Asset Relief Program.
     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.
     These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any quarterly cash dividend on our common stock above $0.06 per share or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
SUPERVISION AND REGULATION
General
     We and our subsidiary banks are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our company and its operations. These laws generally are intended to protect depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.
Recent Regulatory Developments
     In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the “U.S. Treasury”) and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the “Troubled Asset Relief Program”) and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the “Capital Purchase Program”). The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor.

     Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program (“TLGP”) to strengthen confidence and encourage liquidity in the banking system. The TLGP is comprised of the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and was in addition to the $250,000 FDIC deposit insurance per account that was included as part of the EESA. The limits are presently scheduled to return to $100,000 on January 1, 2010. The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.
Capital Purchase Program
     Pursuant to the Capital Purchase Program, on January 16, 2009, the Company issued and sold, and the United States Department of the Treasury (the “Treasury”) purchased, (1) 50,000 shares (the “Preferred Shares”) of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The securities have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
     The securities purchase agreement, dated January 16, 2009 (the “SPA”), between the Company and the Treasury, pursuant to which the Preferred Shares and the Warrant were sold, limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share, limits the Company’s ability to repurchase its Common Stock, grants the holders of the Preferred Shares, the Warrant and the Common Stock to be issued under the Warrant certain registration rights and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).
     As a condition to the closing of the transaction, each of the Company’s Senior Executive Officers (as defined in the SPA) (the “Senior Executive Officers”), (i) executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such Senior Executive Officer’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the SPA or the Warrant, as necessary to comply with Section 111(b) of the EESA.
Temporary Liquidity Guarantee Program
     Initially, the TLGP programs, the DGP and TAGP, were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. We did not opt out. As a result, we will continue participating in the DGP and the TAGP to the extent applicable. Participants in the DGP are charged an annualized fee ranging from 50 basis points (bps) to 100 bps (depending on the maturity of the debt issued) multiplied by the amount of debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. In addition to the existing risk-based deposit insurance premium paid on such deposits, TAGP participants will be assessed, on a quarterly basis, an annualized 10 bps fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “ARRA”) was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any Troubled Asset Recovery Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA shall be applicable to Home BancShares, subject to regulations promulgated by the U.S. Treasury. Pursuant to Section 7001(g) of the ARRA, we shall be permitted to repay the $50 million we received under the Capital Purchase Program, subject to consultation with the Federal Reserve, without regard to certain repayment restrictions in the Purchase Agreement.
Home BancShares
     We are a bank holding company registered under the federal Bank Holding Company Act of 1956 (the “Bank Holding Company Act”) and are subject to supervision, regulation and examination by the Federal Reserve Board. We have elected under the Gramm-Leach-Bliley Act to become a bank holding company. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.
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

     Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include: factoring accounts receivable; making, acquiring, brokering or servicing loans and usual related activities; leasing personal or real property; operating a non-bank depository institution, such as a savings association; trust company functions; financial and investment advisory activities; conducting discount securities brokerage activities; underwriting and dealing in government obligations and money market instruments; providing specified management consulting and counseling activities; performing selected data processing services and support services; acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and performing selected insurance underwriting activities.
     Gramm-Leach-Bliley Act; Financial Holding Companies. The Gramm-Leach-Bliley Financial Modernization Act of 1999 revised and expanded the provisions of the Bank Holding Company Act by including a new section that permits a bank holding company to elect to become a financial holding company to engage in a full range of activities that are “financial in nature.” The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company require that all of the subsidiary banks controlled by the bank holding company at the time of election to become a financial holding company must be and remain at all times “well-capitalized” and “well managed.” We elected to become a financial holding company initially, but withdrew that election in 2008.
     Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for our subsidiary banks and are required to commit resources to support them. Moreover, an obligation to support our bank subsidiaries may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.
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
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2008, our Tier 1 risk-based capital ratio was 12.70% and our total risk-based capital ratio was 13.95%. Thus, we are considered adequately capitalized for regulatory purposes.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2008, our leverage ratio was 10.87%.
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
Subsidiary Banks
     General. Centennial Bank (Formerly First State Bank), Community Bank, Bank of Mountain View, Twin City Bank, and Centennial Bank are chartered as Arkansas state banks and are members of the Federal Reserve System, making them primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our subsidiary banks are subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our subsidiary banks.
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
     FDIC Insurance Assessments. Deposit accounts are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the EESA included a provision for a temporary increase from $100,000 to $250,000 in deposit insurance per depositor effective October 3, 2008 through December 31, 2009.
     The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution. In December, 2008, the FDIC adopted a rule that raises the current deposit insurance assessment rates uniformly for all institutions.
     On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $6.8 million from 2008 to 2009. The 20 basis point special assessment represents $4.0 million of this increase.
     On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.
     The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.

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
     The Federal Reserve Bank, with respect to our bank subsidiaries that are members of the Federal Reserve System, monitors the capital adequacy of our subsidiary banks by using a combination of risk-based guidelines and leverage ratios. The agencies consider each of the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.
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
     Mortgage Banking Operations. Each of our subsidiary banks is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our subsidiary banks are also subject to regulation by the Arkansas State Bank Department, as applicable, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.
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

     There are certain state-law limitations on the payment of dividends by our bank subsidiaries. Centennial Bank (Formerly First State Bank), Community Bank, Twin City Bank and Bank of Mountain View, which are subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State Bank Commissioner. Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have regularly paid dividends on our common stock beginning with the second quarter of 2003, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.
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
     On January 16, 2009, we entered into a Letter Agreement with the United States Department of Treasury (“UST”) providing for the issuance of preferred stock and warrants for common stock. The Letter Agreement provides that prior to the earlier of January 16, 2012 and the date we redeem all the Series A Preferred Shares or they have been transferred to a third party by UST, we may not, without their approval, increase our quarterly dividend on common stock above $0.06 per share.
Restrictions on Transactions with Affiliates
     We and our subsidiary banks are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes a limit on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Bank or its nonbanking affiliates.
     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain other transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.
     The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively, the “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
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
Risks Related to Our Industry
Difficult market conditions and economic trends have adversely affected our industry and our business.
     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
     The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

     Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (“FDIC”) premiums than the recently increased level because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.
     We do not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
     The recently enacted EESA authorizes the Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies, under a troubled asset relief program or “TARP.” The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The Treasury has allocated $250 billion toward the TARP Capital Purchase Program. Under the TARP Capital Purchase Program, the Treasury is purchasing equity securities from participating institutions. We issued to the Treasury 50,000 Series A Preferred Shares and a Warrant for 288,129 shares of common stock pursuant to the TARP Capital Purchase Program in January 2009.
     The EESA also increased federal deposit insurance on most deposit accounts from $100,000 to $250,000. This increase is in place until the end of 2009.
     The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. The EESA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, our business, financial condition and results of operations could be materially and adversely affected.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

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
     As of December 31, 2008, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 107.4% and our cumulative gap position was 4.1% of total earning assets, resulting in a minimum impact on earnings for various interest rate change scenarios. Floating rate loans made up 30.0% of our $1.96 billion loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the decline in interest rates during 2008, the Company has approximately $226.9 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. In addition, 64.7% of our loans receivable and 88.9% of our time deposits were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact to our earnings.
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
     We are a registered bank holding company primarily regulated by the Federal Reserve Board. Our bank subsidiaries are also primarily regulated by the Federal Reserve Board, the FDIC, and the Arkansas State Bank Department.
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
     Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We maintain an allowance for loan losses that we consider adequate to absorb future losses which may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As of December 31, 2008, our allowance for loan losses was approximately $40.4 million, or 2.06% of our total loans receivable.

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
Because we have a high concentration of loans secured by real estate, a further downturn in the real estate market could result in losses and materially and adversely affect our business, financial condition, results of operations and future prospects.
     A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2008, approximately 82.2% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. An adverse change in the economy affecting values of real estate generally or in our primary markets specifically could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Furthermore, it is likely that we would be required to increase our provision for loan losses. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability and financial condition could be adversely impacted.
     Since December 31, 2007, the weakening real estate market, particularly in Florida, has and may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate at December 31, 2008, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2009. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
     We have a concentration of exposure to a number of individual borrowers. Under applicable law, each of our bank subsidiaries is generally permitted to make loans to one borrowing relationship up to 20% of its respective capital. Historically, when our bank subsidiaries have lending relationships that exceed their individual loan to one borrower limitation, the overline, or amount in excess of the subsidiary bank’s legal lending limit, is participated to our other bank subsidiaries. As a result, on a consolidated basis we may have aggregate exposure to individual or related borrowers in excess of each individual bank subsidiary’s legal lending limit. As of December 31, 2008, the aggregate legal lending limit of our bank subsidiaries for secured loans was approximately $55.2 million. Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our President and our director Richard H. Ashley.
     As of December 31, 2008, we had 35 borrowing relationships where we had a commitment to loan in excess of $10.0 million, with the aggregate amount of those commitments totaling approximately $542.2 million. The largest of those commitments to one borrowing relationship was $27.4 million, which is 9.7% of our consolidated shareholders’ equity. Given the size of these loan relationships relative to our capital levels and earnings, a significant loss on any one of these loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.

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
     Our growth strategy includes strategic acquisitions of bank subsidiaries. We acquired three bank subsidiaries in 2005, one in 2008, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and Florida. In most cases, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our future income.
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
We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.
     As a service to our clients, our bank subsidiaries currently offer Internet banking. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients’ transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.
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
     Federal and state regulatory authorities require us and our bank subsidiaries to maintain adequate levels of capital to support our operations. While we believe that the $50 million in capital we obtained through the sale of the Series A Preferred Shares to the Treasury in January 2009 as well as our pre-existing capital, which already exceeded the federal and state capital requirements, will be sufficient to support our current operations and anticipated expansion, factors such as faster than anticipated growth, reduced earning levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or additional acquisition opportunities may lead us to seek additional capital.
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
     Our directors and executive officers, as a group, beneficially own approximately 31.9% of our common stock. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting our company with which you disagree.
Our accounting policies and methods impact how we report our financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.
     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. For a description of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in this report. These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.
Changes in accounting standards could materially impact our consolidated financial statements.
     The accounting standard setters, including the Financial Accounting Standards Board, SEC and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.
Our internal controls may be ineffective.
     We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. As a result, we may incur increased costs to maintain and improve our controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial condition.

A natural disaster or act of terrorism, especially one affecting our market areas, could adversely affect our business, financial condition, results of operations and future prospects.
     We are at risk of natural disaster or acts of terrorism, even if our market areas are not primarily affected. Our Florida market, in particular, is subject to risks from hurricanes, which may damage or dislocate our facilities, damage or destroy collateral, adversely affect the livelihood of borrowers or otherwise cause significant economic dislocation in areas we serve.
Risk Related to Owning Our Stock
Regulatory and contractual restrictions may limit or prevent us from paying dividends on the Series A Preferred Shares and our common stock.
     Unlike indebtedness, where principal and interest would customarily be payable on specified due dates, with respect to the Series A Preferred Shares and our common stock, dividends are payable only when, as and if authorized and declared by our board of directors and depend on, among other things, our results of operations, financial condition, debt service requirements, other cash needs and any other factors our board of directors deems relevant and, under Arkansas law, may be paid only out of lawfully available funds.
     We are an entity separate and distinct from our bank subsidiaries and derive substantially all of our revenue in the form of dividends from those subsidiaries. Accordingly, we are and will be dependent upon dividends from our bank subsidiaries to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on the Series A Preferred Shares and our common stock. The ability of our bank subsidiaries to pay dividends is subject to their ability to earn net income and to meet certain regulatory requirements. In the event they are unable to pay dividends to us, we may not be able to pay dividends on the Series A Preferred Shares or our common stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
     We are also subject to certain contractual restrictions that could prohibit us from declaring or paying dividends or making liquidation payments on our common stock or the Series A Preferred Shares.
The holders of our subordinated debentures have rights that are senior to those of our shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, the Series A Preferred Shares and our common stock.
     We have $47.6 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock and the Series A Preferred Shares. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on the Series A Preferred Shares and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Series A Preferred Shares or our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock (including the Series A Preferred Shares and our common stock). If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of the Series A Preferred Shares and our common stock. Moreover, without notice to or consent from the holders of the Series A Preferred Shares or our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

The prices of our common stock may fluctuate significantly, and this may make it difficult for you to resell common stock when you want or at prices you find attractive.
     We cannot predict how our common stock will trade in the future. The market value of the Series A Preferred Shares and our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:
•	actual or anticipated variations in quarterly results of operations;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	developments related to investigations, proceedings or litigation that involve us;

•	dispositions, acquisitions and financings;

•	actions of our current stockholders, including sales of common stock by existing stockholders and our directors and executive officers; and

•	regulatory developments.
     The market value of our common stock may also be affected by conditions affecting the financial markets in general, including price and trading fluctuations. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market value of our common stock.
There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the market price of our common stock or the Series A Preferred Shares.
     We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The market value of our common stock or the Series A Preferred Shares could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.
Anti-takeover provisions could negatively impact our stockholders.
     Provisions in our Articles of Incorporation, Bylaws and corporate policies, Arkansas corporate law and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities, including our common stock and the Series A Preferred Shares. These provisions include advance notice requirements for nominations for election to our board of directors and for proposing matters that stockholders may act on at stockholder meetings and a provision allowing directors to fill a vacancy in our board of directors. Our Articles of Incorporation also authorize our board of directors to issue preferred stock, and although our board of directors has not had and does not presently have any intention of issuing any preferred stock for anti-takeover purposes, preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

     These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our board of directors.
If we are unable to redeem the Series A Preferred Shares after five years, the cost of this capital to us will increase substantially.
     If we are unable to redeem the Series A Preferred Shares prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $2.5 million annually) to 9.0% per annum (approximately $4.5 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Shares could have a material negative effect on our liquidity.
The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.
     The securities purchase agreement between us and the Treasury provides that prior to the earlier of January 16, 2012 and the date on which all of the Series A Preferred Shares have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire any shares of our common stock or preferred stock (other than the Series A Preferred Shares) or any trust preferred securities issued by us. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Shares. These restrictions, together with the potentially dilutive impact of the Warrant described in the next risk factor, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.
We may be unable to, or choose not to, pay dividends on our common stock.
     Although we have paid a quarterly dividend on our common stock since the second quarter of 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:
•	We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our bank subsidiaries, is subject to federal and state laws that limit the ability of these banks to pay dividends.

•	Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

•	Before dividends may be paid on our common stock in any year, payments must be made on our subordinated debentures and the Series A Preferred Shares as described in these Risk Factors and elsewhere in this registration statement.

•	Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.
     If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our bank subsidiaries become unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on the Series A Preferred Shares or our common stock. Accordingly, our inability to receive dividends from our bank subsidiaries could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

The Series A Preferred Shares impact net income available to our common stockholders and earnings per common share, and the Warrant we issued to the Treasury may be dilutive to holders of our common stock.
     The dividends declared on the Series A Preferred Shares will reduce the net income available to common stockholders and our earnings per common share. The Series A Preferred Shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the Warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A Preferred Shares is exercised. The shares of common stock underlying the Warrant represent approximately 1.4% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the Warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant or of any shares of common stock acquired upon exercise of the Warrant is not bound by this restriction.
The price of our common stock can be volatile.
     The price of our common stock can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and other factors, including those described in this “Risk Factors” section. General market fluctuations, industry factors and general economic conditions and events, such as economic slowdowns or recessions, interest rate changes and credit loss trends could also cause our common stock price to decrease regardless of our operating results. Our common stock also has a low average daily trading volume relative to many other stocks. This can lead to significant price swings even when a relatively small number of shares are being traded.
Our stock trading volume may not provide adequate liquidity for investors.
     Although shares of our common stock are listed for trade on the NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.
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
Item 2. PROPERTIES
     The Company’s main office is located in a company owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2008 our bank subsidiaries own or lease a total of 52 branches throughout Arkansas, 9 branches in the Florida Keys and 3 branches in Southwest Florida. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

Item 3. LEGAL PROCEEDINGS
     While we and our bank subsidiaries and other affiliates are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us or our bank subsidiaries or other affiliates that will, individually or in the aggregate, have a material adverse effect on our business or consolidated financial condition.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security-holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq National Market in the Global Select Market System under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock (stock dividend adjusted).

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2008
1st Quarter	$20.33	$17.81	$0.046
2nd Quarter	22.45	19.41	0.051
3rd Quarter	31.23	19.63	0.060
4th Quarter	27.77	21.87	0.065

2007
1st Quarter	$23.25	$20.16	$0.023
2nd Quarter	21.89	20.06	0.032
3rd Quarter	21.37	18.30	0.037
4th Quarter	21.30	17.82	0.042
     As of February 25, 2009, there were 879 shareholders of record of the Company’s common stock.
     Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is necessarily dependent upon the availability of earnings and future financial condition. In January 2009, the Company issued 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A totaling $50.0 million to the United States Department of Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. The agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share without approval by the Treasury. This limitation will be in effect until the earlier of January 16, 2012, and the day we redeem all the Series A Preferred Shares or UST transfers them all to a third party.
     There were no sales of our unregistered securities during the period covered by this report.

     We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the shareholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2008:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the shareholders	1,069,321	$11.72	395,793
Equity compensation plans not approved by the shareholders	—	—	—

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

	Period Ending
Index	06/22/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
Home BancShares, Inc.	100.00	133.86	125.90	117.54	126.59	164.74
Russell 2000	100.00	115.28	122.71	113.47	102.84	75.13
SNL Bank and Thrift	100.00	112.35	107.64	85.68	59.71	49.27

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share data(a))
Income statement data:
Total interest income	$145,718	$141,765	$123,763	$85,458	$36,681
Total interest expense	59,666	73,778	60,940	36,002	11,580

Net interest income	86,052	67,987	62,823	49,456	25,101
Provision for loan losses	27,016	3,242	2,307	3,827	2,290

Net interest income after provision for loan losses	59,036	64,745	60,516	45,629	22,811
Non-interest income	22,615	25,754	19,127	15,222	13,681
Gain on sale of equity investment	6,102	—	—	465	4,410
Non-interest expense	75,717	61,535	56,478	44,935	26,131

Income before income taxes and minority interest	12,036	28,964	23,165	16,381	14,771
Provision for income taxes	1,920	8,519	7,247	4,935	5,030
Minority interest	—	—	—	—	582

Net income	$10,116	$20,445	$15,918	$11,446	$9,159

Per share data:
Basic earnings	$0.51	$1.10	$0.99	$0.85	$1.00
Diluted earnings	0.50	1.08	0.93	0.76	0.87
Diluted cash earnings (1)	0.55	1.14	0.99	0.82	0.91
Book value per common share	14.25	13.58	12.45	10.60	9.95
Book value per share with preferred converted to common (2)	14.25	13.58	12.45	10.77	10.25
Tangible book value per common share (3) (6)	11.40	11.16	9.93	6.88	7.31
Tangible book value per share with preferred converted to common (2) (3)	11.40	11.16	9.93	7.60	8.06
Dividends — Common	0.222	0.134	0.083	0.065	0.037
Average common shares outstanding	19,816	18,614	15,657	12,811	8,625
Average diluted shares outstanding	20,313	18,927	17,197	15,000	10,566

Performance ratios:
Return on average assets	0.39%	0.92%	0.78%	0.69%	1.17%
Cash return on average assets (7)	0.44	0.98	0.86	0.76	1.26
Return on average shareholders’ equity	3.51	8.50	8.12	7.27	8.61
Cash return on average tangible equity (3) (8)	4.88	11.06	11.46	10.16	11.54
Net interest margin (10)	3.82	3.52	3.51	3.37	3.75
Efficiency ratio (4)	62.68	62.10	64.99	64.94	57.65

Asset quality:
Nonperforming assets to total assets	1.42%	0.36%	0.23%	0.47%	1.18%
Nonperforming loans to total loans	1.53	0.20	0.32	0.69	1.73
Allowance for loan losses to nonperforming loans	135.08	903.97	574.37	291.62	182.40
Allowance for loans losses to total loans	2.06	1.83	1.84	2.01	3.16
Net (recoveries) charge-offs to average loans	1.01	—	0.03	0.38	0.13

Summary Consolidated Financial Data — Continued

	As of or for the Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars and shares in thousands, except per share data(a))
Balance sheet data (period end):
Total assets	$2,580,093	$2,291,630	$2,190,648	$1,911,491	$805,186
Investment securities	355,244	430,399	531,891	530,302	190,466
Loans receivable	1,956,232	1,606,994	1,416,295	1,204,589	516,655
Allowance for loan losses	40,385	29,406	26,111	24,175	16,345
Intangible assets	56,585	45,229	46,985	48,727	22,816
Non-interest-bearing deposits	249,349	211,993	215,142	209,974	86,186
Total deposits	1,847,908	1,592,206	1,607,194	1,427,108	552,878
Subordinated debentures (trust preferred securities)	47,575	44,572	44,663	44,755	24,219
Shareholders’ equity	283,044	253,056	231,419	165,857	106,610
Capital ratios:
Equity to assets	10.97%	11.04%	10.56%	8.68%	13.24%
Tangible equity to tangible assets (3) (9)	8.97	9.25	8.60	6.29	10.71
Tier 1 leverage ratio (5)	10.87	11.44	11.29	9.22	13.47
Tier 1 risk-based capital ratio	12.70	13.45	14.57	12.25	17.39
Total risk-based capital ratio	13.95	14.70	15.83	13.51	17.39
Dividend payout — common	43.53	12.23	8.46	7.30	3.71

(a)	All per share amounts have been restated to reflect the effect of the 8% stock dividend.

(1)	Diluted cash earnings per share reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 20,” for the non-GAAP tabular reconciliation.

(2)	Shares of Class A preferred stock and Class B preferred stock outstanding on the indicated dates are assumed to have been converted to shares of common stock.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.

(4)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

(5)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 21,” for the non-GAAP tabular reconciliation.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 22,” for the non-GAAP tabular reconciliation.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 23,” for the non-GAAP tabular reconciliation.

(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 24,” for the non-GAAP tabular reconciliation.

(10)	Fully taxable equivalent (assuming an income tax rate of 39.225% for 2008, 2007, 2006, 2005, and 2004).

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2008, 2007 and 2006. This discussion should be read together with the “Summary Consolidated Financial Data,” our financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our five wholly owned bank subsidiaries. As of December 31, 2008, we had, on a consolidated basis, total assets of $2.58 billion, loans receivable of $1.96 billion, total deposits of $1.85 billion, and shareholders’ equity of $283.0 million.
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
Key Financial Measures

	As of or for the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Total assets	$2,580,093	$2,291,630	$2,190,648
Loans receivable	1,956,232	1,606,994	1,416,295
Total deposits	1,847,908	1,592,206	1,607,194
Net income	10,116	20,445	15,918
Basic earnings per share	0.51	1.10	0.99
Diluted earnings per share	0.50	1.08	0.93
Diluted cash earnings per share (1)	0.55	1.14	0.99
Net interest margin — FTE	3.82%	3.52%	3.51%
Efficiency ratio	62.68	62.10	64.99
Return on average assets	0.39	0.92	0.78
Return on average equity	3.51	8.50	8.12

(1)	See Table 20 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.
2008 Overview
     Our net income decreased 50.5% to $10.1 million for the year ended December 31, 2008, from $20.4 million for the same period in 2007. On a diluted earnings per share basis, our net earnings decreased 53.7% to $0.50 for the year ended December 31, 2008, as compared to $1.08 (stock dividend adjusted) for the same period in 2007.

     The 2008 year to date decrease in earnings is primarily associated with an increase in our provision for loan losses associated with the unfavorable economic conditions, particularly in the Florida market, combined with write-downs on other real estate owned, merger expenses from our bank charter consolidation and an impairment write-off on two trust preferred investment securities. These items were mitigated by our acquisition of Centennial Bancshares, Inc., a gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries.
     Our return on average assets was 0.39% for the year ended December 31, 2008, compared to 0.92% for the same period in 2007. Our return on average equity was 3.51% for the year ended December 31, 2008, compared to 8.50% for the same period in 2007. The changes were primarily due to the previously discussed changes in net income for the year ended December 31, 2008, compared to the same period in 2007.
     Our net interest margin, on a fully taxable equivalent basis, was 3.82% for the year ended December 31, 2008, compared to 3.52% for the same period in 2007. Our strong loan growth which was funded by run off in the investment portfolio and deposit growth in 2008, combined with our acquisition of Centennial Bancshares, Inc. and improved pricing on our deposits allowed the Company to improve net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.68% for the year ended December 31, 2008, compared to 62.10% for the same period in 2007. The change in our efficiency ratio is primarily due to continued improvement of our operations offset with the previously discussed changes in net income for the year ended December 31, 2008, compared to the same period in 2007.
     Our total assets increased $288.5 million, a growth of 12.6%, to $2.58 billion as of December 31, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $349.2 million, a growth of 21.7%, to $1.96 billion as of December 31, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $30.0 million, a growth of 11.9%, to $283.0 million as of December 31, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries. During 2008, we experienced $156.4 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares, Inc. combined with the retained earnings during 2008.
     As of December 31, 2008, our non-performing loans increased to $29.9 million, or 1.53%, of total loans from $3.3 million, or 0.20%, of total loans as of December 31, 2007. The allowance for loan losses as a percent of non-performing loans decreased to 135.08% as of December 31, 2008, compared to 904% from December 31, 2007. Unfavorable economic conditions in the Florida market increased our non-performing loans by $17.3 million. The remaining increase in non-performing loans is associated with our Arkansas market which includes an increase of $620,000 from our acquisition of Centennial Bancshares, Inc.
     As of December 31, 2008, our non-performing assets increased to $36.7 million, or 1.42%, of total assets from $8.4 million, or 0.36%, of total assets as of December 31, 2007. The increase in non-performing assets is primarily the result of the $26.6 million increase in non-performing loans combined with a $1.7 million increase in foreclosed assets held for sale.
2007 Overview
     Our net income increased $4.5 million, or 28.4%, to $20.4 million for the year ended December 31, 2007, from $15.9 million for the same period in 2006. Diluted earnings per share increased $0.15, or 16.1%, to $1.08 for the year ended December 31, 2007, from $0.93 for 2006. The increase in earnings is primarily associated with organic growth of our bank subsidiaries.
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
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of 196,364 common shares (stock dividend adjusted) or $4,000,000 in cash which can be paid in stock or cash at the election of the accredited shareholders. All of the conditions of this contingent consideration will be completed in the first quarter of 2009. Presently, it does not appear that the maximum will be paid. As a result of this transaction, we recorded goodwill of $12.3 million and a core deposit intangible of $694,000 during 2008.
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
De Novo Branching
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2008, we opened two de novo branch locations. These branch locations are located in the Arkansas communities of Morrilton and Cabot. Presently, we are evaluating additional opportunities and have one firm commitment for a de novo branch in Heber Springs, Arkansas during the first part of 2009.

Charter Consolidation
     In July 2008, management of Home BancShares, Inc. approved the combining of all six of the Company’s individually charted banks into one charter. The six banks will adopt Centennial Bank as their common name.
     In the fourth quarter of 2008, First State Bank and Marine Bank consolidated and adopted Centennial Bank as its new name. Assuming regulatory approvals are received, Community Bank and Bank of Mountain View will follow suit in the first quarter of 2009, and Twin City Bank and the original Centennial Bank will complete the process in the summer of 2009. All of the banks will, at that time, have the same name, logo and charter allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network.
     This decision is based in part on our continuing efforts to improve efficiency and the results of a study conducted for us by a third party. This structure will improve product and service offerings by the combined banks plus provide a greater value to customers in pricing and delivery systems across the company. We remain committed to our community banking philosophy and will continue to rely on local management and boards of directors.
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company.  Since, we were not utilizing any of the additional permitted activities allowed to our financial holding company status; this will not change any of our current business practices.
Results of Operations for the Years Ended December 31, 2008, 2007 and 2006
     The 2008 year to date decrease in earnings is primarily associated with an increase in our provision for loan losses associated with the unfavorable economic conditions, particularly in the Florida market, combined with write-downs on other real estate owned, merger expenses from our bank charter consolidation and an impairment write-off on two trust preferred investment securities. These items were mitigated from our acquisition of Centennial Bancshares, Inc., a gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiaries.
     Our net income increased $4.5 million, or 28.4%, to $20.4 million for the year ended December 31, 2007, from $15.9 million for the same period in 2006. Diluted earnings per share increased $0.15, or 16.1%, to $1.08 for the year ended December 31, 2007, from $0.93 for 2006. The increase in earnings is primarily associated with organic growth of our bank subsidiaries.
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

     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2006 at 4.25%. During 2006, the Federal Funds rate increased 100 basis points at a rate of 25 basis points until June 29, 2006 when it reached 5.25%. The 5.25% rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007 returning to 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008.
     Net interest income on a fully taxable equivalent basis increased $18.6 million, or 26.4%, to $89.1 million for the year ended December 31, 2008, from $70.5 million for the same period in 2007. This increase in net interest income was the result of a $4.5 million increase in interest income combined with a $14.1 million decrease in interest expense. The $4.5 million increase in interest income was primarily the result of our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $25.7 million, and our earning assets repricing in the declining interest rate environment resulted in a $21.2 million decrease in interest income for the year ended December 31, 2008. The $14.1 million decrease in interest expense for the year ended December 31, 2008, is primarily the result of our interest bearing liabilities repricing in the declining interest rate environment offset by our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $24.8 million decrease in interest expense for the year ended December 31, 2008. The higher level of interest-bearing liabilities resulted in additional interest expense of $10.7 million.
     Due to the rate reductions occurring late in 2007, its impact for the year was minimal. Average interest rates for 2007 reflect the higher interest rate environment that existed until September 18, 2007 when the Federal Funds rate was lowered. Net interest income on a fully taxable equivalent basis increased 8.4% to $70.5 million for the year ended December 31, 2007, from $65.1 million for 2006. This increase in net interest income was the result of an $18.3 million increase in interest income offset by $12.8 million increase in interest expense. The $18.3 million increase in interest income was primarily the result of organic growth of our bank subsidiaries combined with the repricing of our earning assets in the higher interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $13.7 million, and our earning assets repricing in the higher interest rate environment resulted in a $4.6 million increase in interest income during 2007. The $12.8 million increase in interest expense for the year ended December 31, 2007, is primarily the result of organic growth of our bank subsidiaries combined with our interest bearing liabilities repricing in the higher interest rate environment. The higher level of interest-bearing liabilities resulted in additional interest expense of $6.0 million. The repricing of our interest bearing liabilities in the higher interest rate environment resulted in a $6.8 million increase in interest expense during 2007.
     Net interest margin, on a fully taxable equivalent basis, was 3.82% for the year ended December 31, 2008 compared to 3.52% for the same periods in 2007, respectively. Our strong loan growth which was funded by run off in the investment portfolio and deposit growth in 2008, combined with our acquisition of Centennial Bancshares, Inc. and improved pricing on our deposits allowed the Company to improve net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2008, 2007 and 2006, as well as changes in fully taxable equivalent net interest margin for the years 2008 compared to 2007 and 2007 compared to 2006.
Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest income	$145,718	$141,765	$123,763
Fully taxable equivalent adjustment	3,084	2,526	2,229

Interest income — fully taxable equivalent	148,802	144,291	125,992
Interest expense	59,666	73,778	60,940

Net interest income — fully taxable equivalent	$89,136	$70,513	$65,052

Yield on earning assets — fully taxable equivalent	6.37%	7.21%	6.80%
Cost of interest-bearing liabilities	2.91	4.18	3.79
Net interest spread — fully taxable equivalent	3.46	3.03	3.01
Net interest margin — fully taxable equivalent	3.82	3.52	3.51
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2008 vs.	2007 vs.
	2007	2006
	(In thousands)
Increase in interest income due to change in earning assets	$25,679	$13,719
(Decrease) increase in interest income due to change in earning asset yields	(21,168)	4,580
Increase in interest expense due to change in interest-bearing liabilities	10,674	6,006
(Decrease) increase in interest expense due to change in interest rates paid on interest-bearing liabilities	(24,786)	6,832

Increase in net interest income	$18,623	$5,461

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2008, 2007 and 2006. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

				Years Ended December 31,
	2008			2007			2006
	Average	Income /	Yield	Average	Income /	Yield	Average	Income /	Yield
	Balance	Expense	/ Rate	Balance	Expense	/ Rate	Balance	Expense	/ Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$5,691	$133	2.34%	$3,235	$166	5.13%	$2,939	$139	4.73%
Federal funds sold	14,745	313	2.12	6,683	342	5.12	16,870	840	4.98
Investment securities — taxable	279,152	12,610	4.52	371,893	17,003	4.57	427,696	18,879	4.41
Investment securities — non-taxable	112,724	7,649	6.79	98,539	6,468	6.56	91,232	5,814	6.37
Loans receivable	1,922,861	128,097	6.66	1,521,881	120,312	7.91	1,314,611	100,320	7.63

Total interest-earning assets	2,335,173	148,802	6.37	2,002,231	144,291	7.21	1,853,348	125,992	6.80

Non-earning assets	249,767			231,114			177,170

Total assets	$2,584,940			$2,233,345			$2,030,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$684,234	$10,736	1.57%	$591,874	$17,032	2.88%	$530,219	$13,179	2.49%
Time deposits	937,270	34,857	3.72	807,765	39,200	4.85	763,291	33,034	4.33

Total interest-bearing deposits	1,621,504	45,593	2.81	1,399,639	56,232	4.02	1,293,510	46,213	3.57
Federal funds purchased	7,850	182	2.32	15,538	816	5.25	13,889	689	4.96
Securities sold under agreement to repurchase	111,398	1,522	1.37	121,751	4,746	3.90	111,635	4,420	3.96
FHLB and other borrowed funds	259,162	9,255	3.57	183,248	8,982	4.90	144,074	6,627	4.60
Subordinated debentures	47,622	3,114	6.54	44,620	3,002	6.73	44,710	2,991	6.69

Total interest-bearing liabilities	2,047,536	59,666	2.91	1,764,796	73,778	4.18	1,607,818	60,940	3.79

Non-interest bearing liabilities
Non-interest-bearing deposits	236,009			215,212			215,075
Other liabilities	13,568			12,781			11,611

Total liabilities	2,297,113			1,992,789			1,834,504
Shareholders’ equity	287,827			240,556			196,014

Total liabilities and shareholders’ equity	$2,584,940			$2,233,345			$2,030,518

Net interest spread			3.46%			3.03%			3.01%
Net interest income and margin		$89,136	3.82		$70,513	3.52		$65,052	3.51

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2008 compared to 2007 and 2007 compared to 2006 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2008 over 2007			2007 over 2006
		Yield			Yield
	Volume	/Rate	Total	Volume	/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$86	$(119)	$(33)	$15	$12	$27
Federal funds sold	251	(280)	(29)	(520)	22	(498)
Investment securities — taxable	(4,191)	(202)	(4,393)	(2,532)	656	(1,876)
Investment securities — non-taxable	957	224	1,181	476	178	654
Loans receivable	28,576	(20,791)	7,785	16,280	3,712	19,992

Total interest income	25,679	(21,168)	4,511	13,719	4,580	18,299

Interest expense:
Interest-bearing transaction and savings deposits	2,349	(8,645)	(6,296)	1,635	2,218	3,853
Time deposits	5,687	(10,030)	(4,343)	2,000	4,166	6,166
Federal funds purchased	(298)	(336)	(634)	85	42	127
Securities sold under agreement to repurchase	(373)	(2,851)	(3,224)	395	(69)	326
FHLB and other borrowed funds	3,111	(2,838)	273	1,897	458	2,355
Subordinated debentures	198	(86)	112	(6)	17	11

Total interest expense	10,674	(24,786)	(14,112)	6,006	6,832	12,838

Increase (decrease) in net interest income	$15,005	$3,618	$18,623	$7,713	$(2,252)	$5,461

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $27.0 million for the year ended December 31, 2008, $3.2 million for 2007, and $2.3 million for 2006.
     Our provision for loan losses increased $23.8 million, or 733.3% to $27.0 million for the year ended December 31, 2008, from $3.2 million for 2007. The increase in the provision is primarily associated with a decline in asset quality in 2008, particularly in our Florida market combined with growth in the loan portfolio. The decrease in our asset quality is primarily related to the unfavorable economic conditions that are impacting our Florida market. The provision for loan losses in our Florida market was approximately $21.5 million for 2008.
     Our provision for loan losses increased $935,000, or 40.5%, to $3.2 million for the year ended December 31, 2007, from $2.3 million for 2006. The increase in the provision is primarily associated with growth in the loan portfolio combined with the unfavorable economic conditions, particularly in the Florida market.
Non-Interest Income
     Total non-interest income was $28.7 million in 2008, compared to $25.8 million in 2007 and $19.1 million in 2006. Our non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, data processing fees, mortgage banking income, insurance commissions, income from title services, increases in cash value of life insurance, dividends, equity in earnings of unconsolidated affiliates and other income.

     Table 5 measures the various components of our non-interest income for the years ended December 31, 2008, 2007, and 2006, respectively, as well as changes for the years 2008 compared to 2007 and 2007 compared to 2006.
Table 5: Non-Interest Income

	Years Ended December 31,			2008 Change		2007 Change
	2008	2007	2006	from 2007		from 2006
	(Dollars in thousands)
Service charges on deposit accounts	$13,656	$11,202	$9,447	$2,454	21.9%	$1,755	18.6%
Other service charges and fees	6,564	5,470	2,642	1,094	20.0	2,828	107.0
Trust fees	73	131	671	(58)	(44.3)	(540)	(80.5)
Data processing fees	930	784	799	146	18.6	(15)	(1.9)
Mortgage lending income	2,771	1,662	1,736	1,109	66.7	(74)	(4.3)
Mortgage servicing income	853	—	—	853	100.0	—	—
Insurance commissions	775	762	782	13	1.7	(20)	(2.6)
Income from title services	643	713	957	(70)	(9.8)	(244)	(25.5)
Increase in cash value of life insurance	2,113	2,448	304	(335)	(13.7)	2,144	705.3
Dividends from FHLB, FRB & bankers’ bank	828	911	659	(83)	(9.1)	252	38.2
Equity in income (loss) of unconsolidated affiliates	102	(86)	(379)	188	(218.6)	293	(77.3)
Gain on sale of equity investment	6,102	—	—	6,102	100.0	—	—
Gain on sale of SBA loans	127	170	72	(43)	(25.3)	98	136.1
Gain (loss) on sale of premises and equipment	103	136	163	(33)	(24.3)	(27)	(16.6)
Gain (loss) on OREO, net	(2,880)	251	—	(3,131)	(1,247.4)	251	100.0
Gain (loss) on securities, net	(5,927)	—	1	(5,927)	100.0	(1)	(100.0)
Other income	1,884	1,200	1,273	684	57.0	(73)	(5.7)

Total non-interest income	$28,717	$25,754	$19,127	$2,963	11.5%	$6,627	34.6%

     Non-interest income increased $3.0 million, or 11.5%, to $28.7 million for the year ended December 31, 2008 from $25.8 million for the same period in 2007. The primary factors that resulted in the increase include:
•	Of the aggregate increase in service charges on deposit accounts, our acquisition of Centennial Bancshares, Inc. accounted for $576,000 of the increase for the year ended December 31, 2008. The remaining increase is related to organic growth of our bank subsidiaries and an improved fee process.

•	Of the aggregate increase in other service charges and fees, our acquisition of Centennial Bancshares, Inc. accounted for $136,000 of the increase for the year ended December 31, 2008. The remaining increases are a result of increased retention of interchange fees and organic growth of our bank subsidiaries.

•	Of the aggregate increase in mortgage lending income, our acquisition of Centennial Bancshares, Inc. accounted for $688,000 of the increase for the year ended December 31, 2008. The remaining increase is related to organic growth of our bank subsidiaries.

•	The new revenue source mortgage servicing income was related to our acquisition of Centennial Bancshares, Inc. As a result of this acquisition, we now have a mortgage loan servicing portfolio of approximately $262.0 million and purchased mortgage servicing rights of $1.9 million.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until late in 2007. White River Bancshares repurchased our interest in their company on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $2.9 million loss on OREO is primarily the result of a $2.4 million write down on OREO related to a foreclosure on an owner occupied commercial rental center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down to be taken on the property.

•	During 2008, we became aware that two investment securities in our other securities category had become other than temporarily impaired. As a result of this impairment we charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share (stock dividend adjusted) for 2008. Reference the Investment Securities MD&A discussion for additional information.

•	The $684,000 aggregate increase in other income is primarily the result of a fourth quarter gain of $448,000 that is the product of our ownership of Arkansas Banker’s Bank stock. The Company does not believe this gain will be of a recurring nature.

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
     Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2008, 2007, and 2006, as well as changes for the years ended 2008 compared to 2007 and 2007 compared to 2006.
Table 6: Non-Interest Expense

	Years Ended December 31,			2008 Change		2007 Change
	2008	2007	2006	from 2007		from 2006
	(Dollars in thousands)
Salaries and employee benefits	$35,566	$30,496	$29,313	$5,070	16.6%	$1,183	4.0%
Occupancy and equipment	11,053	9,459	8,712	1,594	16.9	747	8.6
Data processing expense	3,376	2,648	2,506	728	27.5	142	5.7
Other operating expenses:
Advertising	2,644	2,691	2,383	(47)	(1.7)	308	12.9
Merger expenses	1,775	—	—	1,775	100.0
Amortization of intangibles	1,849	1,756	1,742	93	5.3	14	0.8
Amortization of mortgage servicing rights	589	—	—	589	100.0
Electronic banking expense	2,980	2,359	789	621	26.3	1,570	199.0
Directors’ fees	991	843	774	148	17.6	69	8.9
Due from bank service charges	307	214	331	93	43.5	(117)	(35.3)
FDIC and state assessment	1,804	1,016	527	788	77.6	489	92.8
Insurance	947	901	1,030	46	5.1	(129)	(12.5)
Legal and accounting	1,384	1,206	1,025	178	14.8	181	17.7
Mortgage servicing expense	297	—	—	297	100.0
Other professional fees	1,626	902	771	724	80.3	131	17.0
Operating supplies	959	983	940	(24)	(2.4)	43	4.6
Postage	742	663	663	79	11.9	—	—
Telephone	901	951	975	(50)	(5.3)	(24)	(2.5)
Other expense	5,927	4,447	3,997	1,480	33.3	450	11.3

Total non-interest expense	$75,717	$61,535	$56,478	$14,182	23.0%	$5,057	9.0%

     Non-interest expense increased $14.2 million, or 23.0%, to $75.7 million for the year ended December 31, 2008, from $61.5 million for the same period in 2007. The increase is the result of our acquisition of Centennial Bancshares, Inc. during the first quarter of 2008, the continued expansion of the Company , additional costs related to an efficiency study performed by a third party during 2008, the merger expenses associated with our charter consolidation combined with the normal increased cost of doing business. The most significant component of the increase was $6.8 million of additional non-interest expense from our acquisition of Centennial Bancshares, Inc.. The cost of the efficiency study was $860,000 for 2008 and is included in other professional fees. During 2008 and 2007, we have opened two de novo branch locations in Florida and six in Arkansas.
     Our charter consolidations will continue during 2009. We are anticipating Community Bank and Bank of Mountain View to consolidate in the first quarter of 2009, and Twin City Bank and the original Centennial Bank to consolidate in the summer of 2009. The costs associated with these additional consolidations could be up to approximately $1.5 million of merger expenses in the first half of 2009.
     At its April 20, 2007 meeting, our Board of Directors approved a Chairman’s Retirement Plan for John Allison, our Chairman and CEO. Beginning on Mr. Allison’s 65th birthday, he will receive a $250,000 annual benefit to be paid for 10 consecutive years or until his death, whichever shall occur later. An expense of $535,000 was accrued for 2008. An expense of $388,000 was accrued for the year ended December 31, 2007. During April 2007, we purchased $3.5 million of additional bank-owned life insurance to help offset a portion of the costs related to this retirement benefit.

     At its October 17, 2008 meeting, the Board of Directors of Home BancShares, Inc., pursuant to a recommendation by the Compensation Committee, granted John W. Allison, Chairman and CEO, an annual base salary of $275,000 beginning on November 1, 2008. Also, they made him eligible for an annual discretionary cash bonus. Any cash bonus will be based upon the goals of the Company including shareholder return, earnings per share and other criteria. Mr. Allison has never received a salary prior to this time. The committee felt as a result of the leadership Mr. Allison has provided for the past 10 years, he should be compensated for his services. Mr. Allison did not receive an annual bonus for 2008.
     During 2008, an internal investigation uncovered a $2.1 million fraud by a senior officer at one of our subsidiary banks. This senior office was terminated immediately. This fraud did not originate from the lending area but the operational area of the subsidiary bank. The fraud did not result in any losses to our customers. The Company has settled with the insurance company on this claim. As a result, we expensed $150,000 in other expense for the insurance deductible for this issue in 2008.
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
Income Taxes
     The provision for income taxes decreased $6.6 million, or 77.5%, to $1.9 million for the year ended December 31, 2008, from $8.5 million for 2007. The provision for income taxes increased $1.3 million, or 17.6%, to $8.5 million for the year ended December 31, 2007, from $7.2 million for 2006. The effective tax rate for the years ended December 31, 2008, 2007 and 2006 were 16.0%, 29.4% and 31.3%, respectively.
     The lower effective income tax rate for 2008 is primarily associated with our lower pre-tax income for the current year. During 2007, we recorded $28.9 million of pre-tax income compared to $12.0 million in 2008 or a reduction of $16.9 million. The reduced pre-tax income at our marginal tax rate of 39.225% resulted in a reduction of income taxes of approximately $6.6 million for 2008.
     The lower effective income tax rate for 2007 is primarily associated with our purchase of $3.5 million and $35 million in additional bank-owned life insurance in the second quarter of 2007 and fourth quarter of 2006, respectively, which resulted in additional tax-free non-interest income. Also during 2007, we invested in Diamond State Ventures II, which is a venture capital fund that provides capital and assistance to small businesses in Arkansas and surrounding states throughout the South and Midwest. Our investment in Diamond State Ventures II resulted in an instant Arkansas state tax credit of one-third of our investment or $143,000 for 2007 which lowered our current year effective tax rate by 50 basis points.
Financial Conditions as of and for the Years Ended December 31, 2008 and 2007
     Our total assets increased $288.5 million, a growth of 12.6%, to $2.58 billion as of December 31, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $349.2 million, a growth of 21.7%, to $1.96 billion as of December 31, 2008, from $1.61 billion as of December 31, 2007. Shareholders’ equity increased $30.0 million, a growth of 11.9%, to $283.0 million as of December 31, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiaries. During 2008, we experienced $156.4 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares, Inc. combined with the retained earnings during 2008.

Loan Portfolio
     Our loan portfolio averaged $1.92 billion during 2008, $1.52 billion during 2007 and $1.31 billion during 2006. Net loans were $1.92 billion, $1.58 billion and $1.39 billion as of December 31, 2008, 2007 and 2006, respectively. The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, southwest Florida and the Florida Keys and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2007 and 2008, particularly Florida. The Florida market currently is approximately 91.6% secured by real estate and 16.4% of our total loan portfolio. The markets continue to experience pressure including the well publicized sub-prime mortgage market.  The Company has not or does not actively market or originate subprime mortgage loans.
     Table 7 presents our period end loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$816,603	$607,638	$465,306	$411,839	$181,995
Construction/land development	320,398	367,422	393,410	291,515	116,935
Agricultural	23,603	22,605	11,659	13,112	12,912
Residential real estate loans:
Residential 1-4 family	391,255	259,975	229,588	221,831	86,497
Multifamily residential	56,440	45,428	37,440	34,939	17,708

Total real estate	1,608,299	1,303,068	1,137,403	973,236	416,047
Consumer	46,615	46,275	45,056	39,447	24,624
Commercial and industrial	255,153	219,062	206,559	175,396	69,345
Agricultural	23,625	20,429	13,520	8,466	6,275
Other	22,540	18,160	13,757	8,044	364

Total loans receivable	1,956,232	1,606,994	1,416,295	1,204,589	516,655
Less: Allowance for loan losses	40,385	29,406	26,111	24,175	16,345

Total loans receivable, net	$1,915,847	$1,577,588	$1,390,184	$1,180,414	$500,310

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
     As of December 31, 2008, commercial real estate loans totaled $1.16 billion, or 59.3% of our loan portfolio, compared to $997.7 million, or 62.1% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares, Inc. resulted in an increase of $91.5 million of commercial real estate. The remaining increase is primarily the result of solid demand for this type of loan product which resulted in organic growth of our loan portfolio.

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
     As of December 31, 2008, we had $447.7 million, or 22.9% of our loan portfolio, in residential real estate loans, compared to the $305.4 million, or 19.0% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares, Inc. resulted in an increase of $65.4 million of residential real estate loans. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans normally have maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of December 31, 2008, our installment consumer loan portfolio totaled $46.6 million, or 2.4% of our total loan portfolio, which is comparable to the $46.3 million, or 2.9% of our loan portfolio as of December 31, 2007.
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
     As of December 31, 2008, commercial and industrial loans outstanding totaled $255.2 million, or 13.0% of our loan portfolio, compared to $219.1 million, or 13.6% of our loan portfolio, as of December 31, 2007. Our acquisition of Centennial Bancshares, Inc. resulted in an increase of $31.5 million of commercial and industrial loans.

     Table 8 presents the distribution of the maturity of our loans as of December 31, 2008. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling.  As a result of the decline in interest rates during 2008, the Company has approximately $226.9 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels.  These loans are shown as fixed rate in the table below.
Table 8: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$187,105	$457,487	$172,011	$816,603
Construction/land development	183,102	122,597	14,699	320,398
Agricultural	9,785	6,172	7,646	23,603
Residential real estate loans
Residential 1-4 family	120,279	184,795	86,181	391,255
Multifamily residential	18,830	33,754	3,856	56,440

Total real estate	519,101	804,805	284,393	1,608,299
Consumer	20,440	25,359	816	46,615
Commercial and industrial	111,536	131,859	11,758	255,153
Agricultural	16,056	7,455	114	23,625
Other	3,077	16,935	2,528	22,540

Total loans receivable	$670,210	$986,413	$299,609	$1,956,232

With fixed interest rates	$469,503	$815,607	$83,904	$1,369,014
With floating interest rates	200,707	170,806	215,705	587,218

Total	$670,210	$986,413	$299,609	$1,956,232

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

     Table 9 sets forth information with respect to our non-performing assets as of December 31, 2008, 2007, 2006, 2005, and 2004. As of these dates, we did not have any non-performing restructured loans.
Table 9: Non-performing Assets

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans	$28,524	$2,952	$3,905	$7,864	$8,959
Loans past due 90 days or more (principal or interest payments)	1,374	301	641	426	2

Total non-performing loans	29,898	3,253	4,546	8,290	8,961

Other non-performing assets
Foreclosed assets held for sale	6,763	5,083	435	758	458
Other non-performing assets	16	15	13	11	53

Total other non-performing assets	6,779	5,098	448	769	511

Total non-performing assets	$36,677	$8,351	$4,994	$9,059	$9,472

Allowance for loan losses to non-performing loans	135.08%	903.97%	574.37%	291.62%	182.40%
Non-performing loans to total loans	1.53	0.20	0.32	0.69	1.73
Non-performing assets to total assets	1.42	0.36	0.23	0.47	1.18
     Our non-performing loans are comprised of non-accrual loans and loans that are contractually past due 90 days. Our bank subsidiaries recognize income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improves. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. As of December 31, 2008, we had $16.7 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9.
     Total non-performing loans were $29.9 million as of December 31, 2008, compared to $3.3 million as of December 31, 2007 for an increase of $26.6 million. Non-performing loans in our Florida market totaled approximately $22.0 million as December 31, 2008. The unfavorable economic conditions, particularly the slowdown in housing sales in the Florida market resulted in an increase in our non-performing loans by $16.5 million during 2008. The remaining 2008 increase in non-performing loans is associated with our Arkansas market which includes an increase of $1.3 million from our acquisition of Centennial Bancshares, Inc. The weakening real estate market has and may continue to raise our level of non-performing loans going forward. When we reported our 2007 year-end results, we provided a projection for non-performing loans to total loans in the range of 0.60% to 2.0%. This continues to be our expected range for non-performing loans to total loans. While we believe our allowance for loan losses is adequate at December 31, 2008, as additional facts become known about relevant internal and external factors that effect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2009.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.0 million for the year ended December 31, 2008, $270,000 in 2007, and $450,000 in 2006 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2008, 2007 and 2006 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2008, average impaired loans were $29.4 million compared to $11.8 million as of December 31, 2007. As of December 31, 2008, impaired loans were $31.5 million compared to $11.9 million as of December 31, 2007 for an increase of $19.6 million. The unfavorable economic conditions that are impacting our Florida market accounted for $6.3 million of the increase, while the acquisition of Centennial Bancshares, Inc., increased our impaired loans by $9.2 million.

     The $6.8 million in foreclosed assets held for sale is comprised of $4.6 million of assets located in Florida with the remaining $2.2 million of assets located in Arkansas. The Florida foreclosed assets includes one property for $2.0 million. This foreclosure was an owner occupied commercial rental center. In 2008, we recorded a $2.4 million write down of the property to reflect the current fair market value estimate. The property is listed for sale with a broker but is substantially vacant.
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
     Charge-offs and Recoveries. Total charge-offs increased to $20.9 million for the year ended December 31, 2008, compared to $826,000 for the same period in 2007. Total recoveries increased to $1.5 million for the year ended December 31, 2008, compared to $879,000 for the same period in 2007. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality offset by approximately a $900,000 recovery of principal received from one borrower. Total charge-offs related to the Florida market were approximately $16.8 million for 2008. The acquisition completed in the first quarter of 2008 had a $1.4 million impact on net charge-offs for the year ended December 31, 2008.

     Table 10 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.
Table 10: Analysis of Allowance for Loan Losses

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$29,406	$26,111	$24,175	$16,345	$14,717
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	5,743	16	322	2,448	—
Construction/land development	6,661	9	125	405	5
Agricultural	863	—	18	15	—
Residential real estate loans:
Residential 1-4 family	6,033	349	143	515	404
Multifamily residential	—	6	—	—	—

Total real estate	19,300	380	608	3,383	409
Consumer	442	270	243	—	—
Commercial and industrial	1,076	176	626	758	499
Agricultural	—	—	—	30	786
Other	102	—	37	440	487

Total loans charged off	20,920	826	1,514	4,611	2,181

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,172	423	102	294	1,057
Construction/land development	8	1	122	15	13
Agricultural	—	5	—	—	—
Residential real estate loans:
Residential 1-4 family	135	162	346	115	47
Multifamily residential	—	18	66	—	—

Total real estate	1,315	609	636	424	1,117
Consumer	83	110	104	—	—
Commercial and industrial	99	127	157	102	254
Agricultural	—	—	—	—	17
Other	4	33	246	324	131

Total recoveries	1,501	879	1,143	850	1,519

Net (recoveries) loans charged off	19,419	(53)	371	3,761	662
Allowance for loan losses of acquired institution	3,382	—	—	7,764	—
Provision for loan losses	27,016	3,242	2,307	3,827	2,290

Balance, end of year	$40,385	$29,406	$26,111	$24,175	$16,345

Net (recoveries) charge-offs to average loans	1.01%	(0.00)%	0.03%	0.38%	0.13%
Allowance for loan losses to period-end loans	2.06	1.83	1.84	2.01	3.16
Allowance for loan losses to net (recoveries) charge-offs	208	(55,483)	7,038	642	2,469

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
     The changes for the period ended December 31, 2008 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, our acquisition of Centennial Bancshares, Inc. on January 1, 2008, net charge-offs during 2008 and normal changes in the outstanding loan portfolio for those products from December 31, 2007.
     Table 11 presents the allocation of allowance for loan losses as of the dates indicated.
Table 11: Allocation of Allowance for Loan Losses

As of December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
(Dollars in thousands)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$16,010	41.7%	$11,475	37.8%	$9,130	32.8%	$7,202	34.1%	$6,212	35.3%
Construction/land development	9,369	16.4	7,332	22.9	7,494	27.8	5,544	24.2	1,690	22.6
Agricultural	255	1.2	311	1.4	505	0.8	407	1.1	493	2.5
Residential real estate loans:
Residential 1–4 family	6,814	20.0	3,968	16.2	3,091	16.2	3,317	18.4	2,185	16.7
Multifamily residential	880	2.9	727	2.8	909	2.6	423	2.9	156	3.4

Total real estate	33,328	82.2	23,813	81.1	21,129	80.2	16,893	80.7	10,736	80.5
Consumer	848	2.4	905	2.9	861	3.2	682	3.3	526	4.8
Commercial and industrial	4,945	13.0	3,243	13.6	3,237	14.6	4,059	14.6	2,025	13.4
Agricultural	816	1.2	599	1.3	456	1.0	505	0.7	316	1.2
Other	—	1.2	14	1.1	11	1.0	—	0.7	—	0.1
Unallocated	448	—	832	—	417	—	2,036	—	2,742	—

Total	$40,385	100.0%	$29,406	100.0%	$26,111	100.0%	$24,175	100.0%	$16,345	100.0%

(1)	Percentage of loans in each category to loans receivable

Investment Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2008 and 2007, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of shareholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities classified as available for sale may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors. Available-for-sale securities were $355.2 million as of December 31, 2008, compared to $430.4 million as of December 31, 2007. The estimated duration of our securities portfolio was 3.1 years as of December 31, 2008.
     As of December 31, 2008, $182.0 million, or 51.2%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $181.6 million, or 42.2%, of the available-for-sale securities in the prior year. To reduce our income tax burden, $119.8 million, or 33.7%, of the available-for-sale securities portfolio as of December 31, 2008, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $111.3 million, or 25.9%, of the available-for-sale securities as of December 31, 2007. Also, we had approximately $50.4 million, or 14.2%, in obligations of U.S. Government-sponsored enterprises in the available-for-sale securities portfolio as of December 31, 2008, compared to $126.3 million, or 29.3%, of the available-for-sale securities in the prior year. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from the volatility in the markets. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than temporary impairment is identified.
     During 2008, we became aware that two investment securities in our other securities category had become other than temporarily impaired. As a result of this impairment we charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share (stock dividend adjusted) for 2008. These investment securities are a pool of other financial holding companies’ subordinated debentures throughout the country. As of December 31, 2008, three of these holding companies have defaulted due to their closure by the federal government and six are deferring their quarterly payments as a result of stressed capital levels. Additionally, one holding company deferring at year end has been closed in 2009 and another has stated publicly it will default on these securities. Since, the federal government has begun to seize these institutions it has resulted in our investment becoming worthless.

     Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.
Table 12: Investment Securities

	As of December 31,
	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government- sponsored enterprises	$49,632	$810	$(7)	$50,435	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	183,808	1,673	(3,517)	181,964	184,949	179	(3,554)	181,574
State and political subdivisions	123,119	990	(4,279)	119,830	111,014	1,105	(812)	111,307
Other securities	4,238	—	(1,223)	3,015	11,411	—	(187)	11,224

Total	$360,797	$3,473	$(9,026)	$355,244	$434,272	$1,552	$(5,425)	$430,399

	As of December 31,
	2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$199,085	$79	$(2,927)	$196,237
Mortgage-backed securities	225,747	41	(5,988)	219,800
State and political subdivisions	102,536	1,360	(496)	103,400
Other securities	12,631	—	(177)	12,454

Total	$539,999	$1,480	$(9,588)	$531,891

     Table 13 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2008, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 13: Maturity Distribution of Investment Securities

	As of December 31, 2008
		1 Year	5 Years		Total
	1 Year	Through	Through	Over	Amortized	Total Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$33,052	$9,054	$5,537	$1,989	$49,632	$50,435
Mortgage-backed securities	37,779	79,040	29,131	38,835	184,785	181,964
State and political subdivisions	24,783	68,539	17,158	12,639	123,119	119,830
Other securities	3,161	100	—	—	3,261	3,015

Total	$98,775	$156,733	$51,826	$53,463	$360,797	$355,244

Percentage of total	27.4%	43.4%	14.4%	14.8%	100.0%

Weighted average yield	5.02%	5.05%	5.63%	5.78%	5.23%

Deposits
     Our deposits averaged $1.86 billion for the year ended December 31, 2008, and $1.61 billion for 2007. Total deposits increased $255.7 million, or 16.1%, to $1.85 billion as of December 31, 2008, from $1.59 billion as of December 31, 2007. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, Inc., deposits increased by $178.8 million. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions. Our policy also permits the acceptance of deposits. As of December 31, 2008 and 2007, brokered deposits were $111.0 million and $39.3 million, respectively.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2006 at 4.25%. During 2006, the Federal Funds rate increased 100 basis points at a rate of 25 basis points until June 29, 2006 when it reached 5.25%. The 5.25% rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007 returning to 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008. Due to the rate reductions occurring late in 2007, its impact for 2007 was minimal. As our earning assets and interest-bearing liabilities began to reprice during 2008, we experienced a more significant decline to our average rates from the lower rate environment.

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2008, 2007, and 2006.
Table 14: Average Deposit Balances and Rates

	Years Ended December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
			(Dollars in thousands)
Non-interest-bearing transaction accounts	$236,009	—%	$215,212	—%	$215,075	—%
Interest-bearing transaction accounts	627,294	1.62	536,032	3.04	458,463	2.63
Savings deposits	56,940	0.99	55,842	1.35	71,756	1.59
Time deposits:
$100,000 or more	538,468	3.64	460,244	4.95	418,903	4.61
Other time deposits	398,802	3.83	347,521	4.72	344,388	3.99

Total	$1,857,513	2.45%	$1,614,851	3.48%	$1,508,585	3.06%

     Table 15 presents our maturities of large denomination time deposits as of December 31, 2008 and 2007.
Table 15: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2008		2007
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$179,599	35.9%	$170,092	39.1%
Over three months to six months	118,442	23.7	90,147	20.8
Over six months to 12 months	147,415	29.4	132,472	30.4
Over 12 months	55,262	11.0	42,777	9.7

Total	$500,718	100.0%	$435,488	100.0%

FHLB Borrowings
     Our FHLB borrowings were $283.0 million as of December 31, 2008, and $251.8 million as of December 31, 2007. The outstanding balance for December 31, 2008, includes no short-term advances and $283.0 million of long-term advances. The outstanding balance for December 31, 2007, includes $116.0 million of short-term advances and $135.8 million of long-term advances. Our remaining FHLB borrowing capacity was $191.5 million as of December 31, 2008, and $186.6 million as of December 31, 2007. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.6 million and $44.6 million as of December 31, 2008 and 2007, respectively.
     Table 16 reflects subordinated debentures as of December 31, 2008 and 2007, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 16: Subordinated Debentures

	As of December 31,
	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,243	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total	$47,575	$44,572

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
     The Company holds two trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limits our ability to retire any of our qualifying capital. As a result, the notes previously mentioned are not currently eligible to be paid off.
Shareholders’ Equity
     Stockholders’ equity was $283.0 million at December 31, 2008 compared to $253.1 million at December 31, 2007, an increase of 11.9%. As of December 31, 2008 and 2007 our equity to asset ratio was 11.0%. Book value per common share was $14.25 at December 31, 2008 compared to $13.58 at December 31, 2007, a 4.9% increase. The increases in stockholders’ equity and book value per share were primarily the result of our acquisition of Centennial Bancshares, Inc. and retained earnings during the prior twelve months.

     Initial Public Offering. We priced our initial public offering of 2.7 million shares of common stock (stock dividend adjusted) at $16.67 per share. We received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses. The underwriters of the Company’s initial public offering exercised and completed their option to purchase an additional 405,000 shares (stock dividend adjusted) of common stock to cover over-allotments effective July 26, 2006. We received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions.
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
     Troubled Asset Relief Program. On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.
     These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any quarterly cash dividend on our common stock above $0.06 per share or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
     This additional capital will increase our Tier 1 and Total Risk Based Capital ratios by approximately 2.2 percentage points to 14.9% and 16.2%, respectively. These ratios will continue to be significantly above the guidelines established by the bank regulatory agencies. Using a benchmark of 6.0% and 10.0%, the treasury capital will increase our excess Tier 1 and Total Risk Based Capital to approximately $198.4 million and $138.2 million, respectively. It will also increase the cash on hand at the parent company to $81.4 million.
     Cash Dividends. We declared cash dividends on our common stock of $0.222 and $0.134 for the years ended December 31, 2008 and 2007, respectively. We declared cash dividends on our common stock, Class A preferred stock, and Class B preferred stock of $0.083, $0.1458 and $0.3325 per share, respectively, for the year ended December 31, 2006. The common per share amounts are reflective of the 8% stock dividend during 2008. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share.
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
     All common share and common per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $13,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.

     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares (stock dividend adjusted) of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of December 31, 2008, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
Liquidity and Capital Adequacy Requirements
     Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($31.4 million as of December 31, 2008) and dividends received from our bank subsidiaries.
     Dividend payments by our bank subsidiaries are subject to various regulatory limitations. As the result of historical special dividends paid and leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at December 31, 2008.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2008 and 2007, we met all regulatory capital adequacy requirements to which we were subject.

     Table 17 presents our risk-based capital ratios as of December 31, 2008 and 2007.
Table 17: Risk-Based Capital

	As of December 31,
	2008	2007
	(Dollars in thousands)
Tier 1 capital
Shareholders’ equity	$283,044	$253,056
Qualifying trust preferred securities	46,000	43,000
Goodwill and core deposit intangibles, net	(53,803)	(42,332)
Unrealized loss on available-for-sale securities	3,375	2,255
Other	189	—

Total Tier 1 capital	278,427	255,979

Tier 2 capital
Qualifying allowance for loan losses	27,573	23,861

Total Tier 2 capital	27,573	23,861

Total risk-based capital	$306,000	$279,840

Average total assets for leverage ratio	$2,562,044	$2,236,776

Risk weighted assets	$2,193,001	$1,903,364

Ratios at end of year
Leverage ratio	10.87%	11.44%
Tier 1 risk-based capital	12.70	13.45
Total risk-based capital	13.95	14.70
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 18 presents actual capital amounts and ratios as of December 31, 2008 and 2007, for our bank subsidiaries and us.
Table 18: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

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
     Table 19 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2008.
Table 19: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$1,134	$2,189	$1,812	$5,774	$10,909
FHLB advances	18,584	121,132	42,145	101,114	282,975
Subordinated debentures	—	—	—	47,575	47,575
Loan commitments	228,904	61,960	33,991	26,367	351,222
Letters of credit	13,248	222	12	4,492	17,974
Non-GAAP Financial Measurements
     We had $56.6 million, $45.2 million, and $47.0 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2008, 2007 and 2006, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average shareholders’ equity, and equity to assets, are presented in Tables 20 through 24, respectively.
Table 20: Diluted Cash Earnings Per Share

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
GAAP net income	$10,116	$20,445	$15,918
Intangible amortization after-tax	1,124	1,068	1,059

Cash earnings	$11,240	$21,513	$16,977

GAAP diluted earnings per share	$0.50	$1.08	$0.93
Intangible amortization after-tax	0.05	0.06	0.06

Diluted cash earnings per share	$0.55	$1.14	$0.99

Table 21: Tangible Book Value Per Share

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$14.25	$13.58	$12.45
Tangible book value per common share: (A-C-D)/B	11.40	11.16	9.93

(A) Total shareholders’ equity	$283,044	$253,056	$231,419
(B) Common shares outstanding (stock dividend adjusted)	19,860	18,630	18,582
(C) Goodwill	50,038	37,527	37,527
(D) Core deposit and other intangibles	6,547	7,702	9,458
Table 22: Cash Return on Average Assets

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Return on average assets: A/C	0.39%	0.92%	0.78%
Cash return on average assets: B/(C-D)	0.44	0.98	0.86
(A) Net income	$10,116	$20,445	$15,918
(B) Cash earnings	11,240	21,513	16,977
(C) Average assets	2,584,940	2,233,345	2,030,518
(D) Average goodwill, core deposits and other intangible assets	57,394	46,102	47,870
Table 23: Cash Return on Average Tangible Equity

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Return on average shareholders’ equity: A/C	3.51%	8.50%	8.12%
Return on average tangible equity: B/(C-D)	4.88	11.06	11.46
(A) Net income	10,116	$20,445	$15,918
(B) Cash earnings	11,240	21,513	16,977
(C) Average shareholders’ equity	287,827	240,556	196,014
(D) Average goodwill, core deposits and other intangible assets	57,394	46,102	47,870

Table 24: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Equity to assets: B/A	10.97%	11.04%	10.56%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.97	9.25	8.60

(A) Total assets	$2,580,093	$2,291,630	$2,190,648
(B) Total shareholders’ equity	283,044	253,056	231,419
(C) Goodwill	50,038	37,527	37,527
(D) Core deposit and other intangibles	6,547	7,702	9,458
Quarterly Results
     The Company reported a net loss of $9.4 million, or $0.46 diluted loss per share for the fourth quarter of 2008. During this quarter, the Company experienced several items that it does not consider part of its core earnings going forward. These items include a $19.0 million increased provision for loan losses over our normal quarterly provision, $2.4 million of write-downs on other real estate owned, $1.8 million of merger expenses from our bank charter consolidation, a $3.9 million impairment write-down on two trust preferred investment securities and $448,000 of other income resulting from our ownership of Arkansas Banker’s Bank stock during their fourth quarter reorganization. The combined financial impact of these items to the Company on an after-tax basis is a loss of $16.2 million or $0.80 diluted per share. If adjusted for these non core items the announced loss for the fourth quarter of 2008 would reflect core net income of $6.8 million or $0.34 diluted earnings per share compared to net income of $5.4 million, or $0.28 diluted earnings per share for the same period in 2007.
     The increased fourth quarter provision for loan loss was primarily attributable to the increase in non-performing loans during the fourth quarter as a result of the rapidly deteriorating Florida market conditions. Non-performing loans increased from $16.1 million in the third quarter to $29.9 million during the fourth quarter, most of which was concentrated in Florida. The write-down on other real estate was primarily due to the declining market value of one commercial property in Florida. The write-down on trust preferred investment securities was a result of bank closures in the fourth quarter that occurred within the pool.

     Table 25 presents selected unaudited quarterly financial information for 2008 and 2007.
Table 25: Quarterly Results

	2008 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$38,396	$36,540	$36,088	$34,694	$145,718
Total interest expense	17,565	14,799	14,233	13,069	59,666

Net interest income	20,831	21,741	21,855	21,625	86,052
Provision for loan losses	4,809	704	1,439	20,064	27,016

Net interest income after provision for loan losses	16,022	21,037	20,416	1,561	59,036
Total non-interest income	13,534	5,667	7,784	1,732	28,717
Total non-interest expense	18,683	18,497	18,478	20,059	75,717

(Loss) income before income taxes	10,873	8,207	9,722	(16,766)	12,036
Income tax (benefit) expense	3,595	2,553	3,158	(7,386)	1,920

Net (loss) income	$7,278	$5,654	$6,564	$(9,380)	$10,116

Per share data:
Basic (loss) earnings	$0.37	$0.29	$0.32	$(0.47)	$0.51
Diluted (loss) earnings	0.36	0.28	0.32	(0.46)	0.50
Diluted cash (loss) earnings	0.37	0.29	0.34	(0.45)	0.55

	2007 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$34,184	$35,144	$36,381	$36,056	$141,765
Total interest expense	18,122	18,399	19,061	18,196	73,778

Net interest income	16,062	16,745	17,320	17,860	67,987
Provision for loan losses	820	680	547	1,195	3,242

Net interest income after provision for loan losses	15,242	16,065	16,773	16,665	64,745
Total non-interest income	6,205	6,583	6,312	6,654	25,754
Total non-interest expense	14,741	15,517	15,599	15,678	61,535

Income before income taxes	6,706	7,131	7,486	7,641	28,964
Income tax expense	1,945	2,070	2,258	2,246	8,519

Net income	$4,761	$5,061	$5,228	$5,395	$20,445

Per share data:
Basic earnings	$0.26	$0.27	$0.28	$0.29	$1.10
Diluted earnings	0.25	0.27	0.28	0.28	1.08
Diluted cash earnings	0.27	0.28	0.29	0.30	1.14

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
     Available for sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. At the beginning of the year our Level 3 securities included the two investment securities which became worthless during the year. As a result, we wrote them down by $5.9 million in 2008 to a value of zero. As of year end 2008, Level 3 securities were immaterial.
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $20.6 million as of December 31, 2008. This valuation is considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years beginning after November 15, 2008. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and cash equivalents, federal funds sold, maturities of investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of December 31, 2008, our cash and cash equivalents balances were $54.2 million, or 2.1% of total assets, compared to $55.0 million, or 2.4% of total assets, as of December 31, 2007. Our investment securities and Fed funds sold were $363.1 million as of December 31, 2008 and $430.5 million as of December 31, 2007.
     As of December 31, 2008, $61.0 million, or 35.2%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $77.7 million, or 44.8%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2007, $112.5 million, or 45.2%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $83.4 million, or 33.5%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2008 and 2007, $187.5 million and $210.6 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.
     Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable rates. As of December 31, 2008 and 2007, approximately $1.06 billion, or 54.0%, and $995.2 million, or 61.9%, respectively, of our loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the decline in interest rates during 2008, the Company has approximately $226.9 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2008, our total deposits were $1.85 billion, or 71.6% of total assets, compared to $1.59 billion, or 69.5% of total assets, as of December 31, 2007. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $84.1 million and $88.2 million on an unsecured basis as of December 31, 2008 and 2007, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $283.0 million as of December 31, 2008 and $251.8 million as of December 31, 2007. The outstanding balance for December 31, 2008, was all FHLB long-term advances. The outstanding balance for December 31, 2007, included $116.0 million of short-term advances and $135.8 million of FHLB long-term advances. Our FHLB borrowing capacity was $191.5 million and $186.6 million as of December 31, 2008 and 2007, respectively.

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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2008, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
     Table 26 presents our sensitivity to net interest income as of December 31, 2008.
Table 26: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	6.0%
Up 100 basis points	2.8
Down 100 basis points	(4.1)
Down 200 basis points	(10.0)
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2008, our gap position was relatively neutral with a one-year cumulative repricing gap of 4.1%, compared to -5.2% as of December 31, 2007. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate is approximately that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their assumed maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 27 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2008.
Table 27: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$7,403	$—	$—	$—	$—	$—	$—	$7,403
Federal funds sold	7,865	—	—	—	—	—	—	7,865
Investment securities	21,964	23,954	23,955	34,348	30,449	74,534	146,040	355,244
Loans receivable	736,884	95,257	166,519	266,584	358,940	321,166	10,882	1,956,232

Total earning assets	774,116	119,211	190,474	300,932	389,389	395,700	156,922	2,326,744

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,458	48,916	73,374	146,749	121,067	121,067	121,127	656,758
Time deposits	124,203	228,081	211,007	273,514	78,965	26,027	4	941,801
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	89,276	—	—	—	3,349	10,047	10,717	113,389
FHLB and other borrowed funds	20,278	10,260	102	13,120	97,048	111,017	31,150	282,975
Subordinated debentures	25,782	15	23	45	60	—	21,650	47,575

Total interest-bearing liabilities	283,997	287,272	284,506	433,428	300,489	268,158	184,648	2,042,498

Interest rate sensitivity gap	$490,119	$(168,061)	$(94,032)	$(132,496)	$88,900	$127,542	$(27,726)	$284,246

Cumulative interest rate sensitivity gap	$490,119	$322,058	$228,026	$95,530	$184,430	$311,972	$284,246
Cumulative rate sensitive assets to rate sensitive liabilities	272.6%	156.4%	126.6%	107.4%	111.6%	116.8%	113.9%
Cumulative gap as a % of total earning assets	21.1	13.8	9.8	4.1	7.9	13.4	12.2

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective based on the specified criteria.
BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, is included herein.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 2, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
Little Rock, Arkansas
March 2, 2009

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 2, 2009, expressed an unqualified opinion thereon.
/s/ BKD, LLP
Little Rock, Arkansas
March 2, 2009

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2008	2007
Assets
Cash and due from banks	$46,765	$51,468
Interest-bearing deposits with other banks	7,403	3,553

Cash and cash equivalents	54,168	55,021
Federal funds sold	7,865	76
Investment securities — available for sale	355,244	430,399
Loans receivable	1,956,232	1,606,994
Allowance for loan losses	(40,385)	(29,406)

Loans receivable, net	1,915,847	1,577,588
Bank premises and equipment, net	73,610	67,702
Foreclosed assets held for sale	6,763	5,083
Cash value of life insurance	50,201	48,093
Investments in unconsolidated affiliates	1,424	15,084
Accrued interest receivable	13,115	14,321
Deferred tax asset, net	16,267	9,163
Goodwill	50,038	37,527
Core deposit and intangibles	6,547	7,702
Mortgage servicing rights	1,891	—
Other assets	27,113	23,871

Total assets	$2,580,093	$2,291,630

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest bearing	$249,349	$211,993
Savings and interest-bearing transaction accounts	656,758	582,477
Time deposits	941,801	797,736

Total deposits	1,847,908	1,592,206
Federal funds purchased	—	16,407
Securities sold under agreements to repurchase	113,389	120,572
FHLB borrowed funds	282,975	251,750
Accrued interest payable and other liabilities	5,202	13,067
Subordinated debentures	47,575	44,572

Total liabilities	2,297,049	2,038,574
Stockholders’ equity:
Common stock, par value $0.01 in 2008 and 2007; shares authorized 50,000,000 in 2008 and 2007; shares issued and outstanding 19,859,582 in 2008 and 18,629,472 (stock dividend adjusted) in 2007	199	173
Capital surplus	253,581	195,649
Retained earnings	32,639	59,489
Accumulated other comprehensive loss	(3,375)	(2,255)

Total stockholders’ equity	283,044	253,056

Total liabilities and stockholders’ equity	$2,580,093	$2,291,630

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data(1))	2008	2007	2006
Interest income:
Loans	$127,812	$120,067	$100,152
Investment securities
Taxable	12,610	17,003	18,879
Tax-exempt	4,850	4,187	3,753
Deposits — other banks	133	166	139
Federal funds sold	313	342	840

Total interest income	145,718	141,765	123,763

Interest expense:
Interest on deposits	45,593	56,232	46,213
Federal funds purchased	182	816	689
FHLB and other borrowed funds	9,255	8,982	6,627
Securities sold under agreements to repurchase	1,522	4,746	4,420
Subordinated debentures	3,114	3,002	2,991

Total interest expense	59,666	73,778	60,940

Net interest income	86,052	67,987	62,823
Provision for loan losses	27,016	3,242	2,307

Net interest income after provision for loan losses	59,036	64,745	60,516

Non-interest income:
Service charges on deposit accounts	13,656	11,202	9,447
Other services charges and fees	6,564	5,470	2,642
Trust fees	73	131	671
Data processing fees	930	784	799
Mortgage lending income	2,771	1,662	1,736
Mortgage servicing income	853	—	—
Insurance commissions	775	762	782
Income from title services	643	713	957
Increase in cash value of life insurance	2,113	2,448	304
Dividends from FHLB, FRB & bankers’ bank	828	911	659
Equity in income (loss) of unconsolidated affiliates	102	(86)	(379)
Gain on sale of equity investment	6,102	—	—
Gain on sale of SBA loans	127	170	72
Gain (loss) on sale of premises and equipment	103	136	163
Gain (loss) on OREO, net	(2,880)	251	—
Gain (loss) on securities, net	(5,927)	—	1
Other income	1,884	1,200	1,273

Total non-interest income	28,717	25,754	19,127

Non-interest expense:
Salaries and employee benefits	35,566	30,496	29,313
Occupancy and equipment	11,053	9,459	8,712
Data processing expense	3,376	2,648	2,506
Other operating expenses	25,722	18,932	15,947

Total non-interest expense	75,717	61,535	56,478

Income before income taxes	12,036	28,964	23,165
Income tax expense	1,920	8,519	7,247

Net income available to all shareholders	10,116	20,445	15,918
Less: Preferred stock dividends	—	—	359

Income available to common shareholders	$10,116	$20,445	$15,559

Basic earnings per share	$0.51	$1.10	$0.99

Diluted earnings per share	$0.50	$1.08	$0.93

(1)	All per share amounts have been restated to reflect the effect of the 2008 8% stock dividend.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Balances at January 1, 2006	$21	$2	$121	$146,285	$27,331	$(7,903)	$—	$165,857
Comprehensive income (loss):
Net income ..	—	—	—	—	15,918	—	—	15,918
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,926	—	—	—	—	—	2,994	—	2,994
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	17	—	17

Comprehensive income								18,929
Conversion of 2,258,077 shares of preferred stock A to 1,782,528 shares of common stock, net of fractional shares	(21)	—	17	2	—	—	—	(2)
Conversion of 183,340 shares of preferred stock B to 550,022 shares of common stock	—	(2)	5	(3)	—	—	—	—
Issuance of 3,105,000 shares of common stock from Initial Public Offering, net of offering costs of $4,545	—	—	29	47,176	—	—	—	47,205
Issuance of 15,786 shares of preferred stock A from exercise of stock options	—	—	—	2	—	—	—	2
Net issuance of 735 shares of preferred stock B from exercise of stock options	—	—	—	8	—	—	—	8
Net issuance of 61,577 shares of common stock from exercise of stock options	—	—	—	534	—	—	—	534
Tax benefit from stock options exercised	—	—	—	211	—	—	—	211
Share-based compensation	—	—	—	380	—	—	—	380
Cash dividends — Preferred Stock A, $0.1350 per share	—	—	—	—	(303)	—	—	(303)
Cash dividends — Preferred Stock B, $0.3079 per share	—	—	—	—	(56)	—	—	(56)
Cash dividends — Common Stock, $0.083 per share	—	—	—	—	(1,346)	—	—	(1,346)

Balances at December 31, 2006	—	—	172	194,595	41,544	(4,892)	—	231,419
Comprehensive income (loss):
Net income	—	—	—	—	20,445	—	—	20,445
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,639	—	—	—	—	—	2,541	—	2,541
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	96	—	96

Comprehensive income								23,082
Net issuance of 47,937 shares of common stock from exercise of stock options	—	—	1	354	—	—	—	355
Tax benefit from stock options exercised	—	—	—	244	—	—	—	244
Share-based compensation	—	—	—	456	—	—	—	456
Cash dividends — Common Stock, $0.134 per share	—	—	—	—	(2,500)	—	—	(2,500)

Balances at December 31, 2007	—	—	173	195,649	59,489	(2,255)	—	253,056

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued

						Accumulated
						Other
	Preferred	Preferred	Common	Capital	Retained	Comprehensive	Treasury
(In thousands, except share data (1))	Stock A	Stock B	Stock	Surplus	Earnings	Income (Loss)	Stock	Total

Cumulative effect of adoption of EITF 06-4	—	—	—	—	(276)	—	—	(276)
Comprehensive income (loss):
Net income	—	—	—	—	10,116	—	—	10,116
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $663	—	—	—	—	—	(1,212)	—	(1,212)
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	—	92	—	92

Comprehensive income								8,996
Issuance of 1,170,506 common shares pursuant to acquisition of Centennial Bancshares, Inc	—	—	10	24,245	—	—	—	24,255
Net issuance of 59,604 shares of common stock from exercise of stock options	—	—	1	446	—	—	—	447
Disgorgement of profits	—	—	—	89	—	—	—	89
Tax benefit from stock options exercised	—	—	—	416	—	—	—	416
Share-based compensation	—	—	—	478	—	—	—	478
Cash dividends — Common Stock, $0.222 per share	—	—	—	—	(4,404)	—	—	(4,404)
8% Stock dividend — Common Stock	—	—	15	32,258	(32,286)	—	—	(13)

Balances at December 31, 2008	$—	$—	$199	$253,581	$32,639	$(3,375)	$—	$283,044

(1)	All share and per share amounts have been restated to reflect the effect of the 2008 8% stock dividend.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2008	2007	2006
Operating Activities
Net income	$10,116	$20,445	$15,918
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,418	4,555	4,541
Amortization/Accretion	2,460	1,884	2,490
Share-based compensation	478	456	380
Tax benefits from stock options exercised	(416)	(244)	(211)
Loss (gain) on assets	8,577	(561)	(616)
Gain on sale of equity investment	(6,102)	—	—
Provision for loan losses	27,016	3,242	2,307
Deferred income tax benefit	(4,797)	(2,467)	(1,466)
Equity in (income) loss of unconsolidated affiliates	(102)	86	379
Increase in cash value of life insurance	(2,113)	(2,448)	(304)
Originations of mortgage loans held for sale	(136,710)	(93,028)	(87,611)
Proceeds from sales of mortgage loans held for sale	137,974	90,569	88,224
Changes in assets and liabilities:
Accrued interest receivable	2,371	(585)	(2,578)
Other assets	(1,293)	(5,455)	(7,259)
Accrued interest payable and other liabilities	(8,862)	1,802	3,216

Net cash provided by operating activities	34,015	18,251	17,410

Investing Activities
Net (increase) decrease in federal funds sold	(4,999)	8,927	(1,948)
Net (increase) decrease in loans	(185,536)	(195,998)	(215,356)
Purchases of investment securities available for sale	(188,568)	(171,469)	(187,144)
Proceeds from maturities of investment securities available for sale	281,200	276,943	188,638
Proceeds from sales of investment securities available for sale	—	—	1,000
Proceeds from maturities of investment securities held to maturity	—	—	—
Proceeds from sale of SBA loans	2,751	2,957	1,250
Proceeds from foreclosed assets held for sale	1,378	631	2,191
Purchases of premises and equipment, net	(7,809)	(14,782)	(9,955)
Purchase of bank owned life insurance	—	(3,496)	(35,000)
Acquisition of Centennial Bancshares, Inc., net funds received	1,663	—	—
Proceeds from sale of investment in unconsolidated affiliates	19,862	(2,625)	(3,000)

Net cash used in investing activities	(80,058)	(98,912)	(259,324)

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows — (Continued)

	Year Ended December 31,
(In thousands)	2008	2007	2006
Financing Activities
Net increase (decrease) in deposits	76,565	(14,988)	180,086
Net increase (decrease) in securities sold under agreements to repurchase	(7,183)	1,747	15,107
Net increase (decrease) in federal funds purchased	(16,407)	(8,863)	(19,225)
Net increase (decrease) in FHLB and other borrowed funds	(4,320)	99,982	34,714
Proceeds from issuance of subordinated debentures	—	—	—
Repurchase of stock	—	—	—
Proceeds from initial public offering, net	—	—	47,205
Proceeds from exercise of stock options	447	355	544
Disgorgement of profits	89	—	—
Tax benefits from stock options exercised	416	249	211
Conversion of preferred stock A fractional shares	—	—	(2)
Dividends paid	(4,417)	(2,500)	(1,705)

Net cash provided by financing activities	45,190	75,982	256,935

Net change in cash and cash equivalents	(853)	(4,679)	15,021
Cash and cash equivalents — beginning of year	55,021	59,700	44,679

Cash and cash equivalents — end of year	54,168	$55,021	$59,700

Home BancShares, Inc.
Notes to Consolidated Financial Statements
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its five wholly owned community bank subsidiaries. The bank subsidiaries have locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwestern Florida. Recently, the Company announced plans to combine the charters of its banks into a single charter and adopt Centennial Bank as their common name. This combination is in process and is expected to be completed by the middle of 2009. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
Foreclosed Assets Held for Sale
     Real estate and personal properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.
     Valuations are periodically performed by management, and the real estate and personal properties are carried at fair value less cost to sell. Gains and losses from the sale of other real estate and personal properties are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expenses.
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
Investments in Unconsolidated Affiliates
     The Company had a 20.4% and 20.1% investment in White River Bancshares, Inc. (WRBI) at December 31, 2007 and 2006, respectively. The Company’s investment in WRBI at December 31, 2007 and 2006 totaled $13.8 million and $11.1 million, respectively. On March 3, 2008, WRBI repurchased the Company’s interest in WRBI which resulted in a one-time gain of $6.1 million. Prior to this date, the investment in WRBI was accounted for on the equity method. The Company’s share of WRBI operating income included in non-interest income in 2008, 2007 and 2006 totaled $102,000, $86,000 and $379,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available for sale at December 31, 2007 and 2006 amounted to $92,000 and $2,000, respectively. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at December 31, 2008 and $1.3 million at December 31, 2007 and 2006. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of December 31, 2008, 2007 and 2006, and for the years then ended:

	2008	2007	2006
	(In thousands)
Assets	$47,424	$580,753	$387,599
Liabilities	46,000	513,257	330,640
Equity	1,424	67,496	56,959
Net income (loss)	163	(284)	(1,822)
Intangible Assets
     Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent the estimated value related to customer deposit relationships in the Company’s acquisitions. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2008, 2007 and 2006, as required by SFAS No. 142, Goodwill and Other Intangible Assets. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
Mortgage Servicing Rights
     Mortgage servicing rights are purchased servicing rights acquired in HBI’s acquisition of Centennial Bancshares, Inc. on January 1, 2008. As of December 31, 2008, the mortgage loan servicing portfolio of approximately $262.0 million is being sub-serviced by a third party. The Company did not add any loans to this portfolio during 2008. These rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.
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
Derivative Financial Instruments
     The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk. The Company records all derivatives on the balance sheet at fair value. Historically the Company’s policy has been not to invest in derivative type investments.
     The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB 133. The notional amount of the loans was $20.4 million at December 31, 2008. The impact to the 2008 financial statements was an increase of 757,000 in other assets with a corresponding increase in other liabilities.

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
Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31 (stock dividend adjusted):

	2008	2007	2006
	(In thousands)
Net income available to all shareholders	$10,116	$20,445	$15,918
Less: Preferred stock dividends	—	—	(359)

Income available to common shareholders	$10,116	$20,445	$15,559

Average shares outstanding	19,816	18,614	15,657
Effect of common stock options	497	313	170
Effect of preferred stock options	—	—	18
Effect of preferred stock conversions	—	—	1,352

Diluted shares outstanding	20,313	18,927	17,197

Basic earnings per share	$0.51	$1.10	$0.99
Diluted earnings per share	$0.50	$1.08	$0.93

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
2. Acquisitions
     On January 1, 2008, HBI acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of HBI common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of HBI common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. The merger further provides for an earn out based upon 2008 earnings of up to a maximum of 196,364 common shares (stock dividend adjusted) or $4,000,000 in cash which can be paid in stock or cash at the election of the accredited shareholders. All of the conditions of this contingent consideration will be completed in the first quarter of 2009. Presently, it does not appear that the maximum will be paid. As a result of this transaction, the Company recorded goodwill of $12.3 million and a core deposit intangible of $694,000 during 2008.
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

3. Investment Securities
     The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

	December 31, 2007
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

     Assets, principally investment securities, having a carrying value of approximately $187.5 million and $210.6 million at December 31, 2008 and 2007, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $113.4 million and $120.6 million at December 31, 2008 and 2007, respectively.
     The amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$98,775	$97,873
Due after one year through five years	156,733	154,758
Due after five years through ten years	51,826	50,379
Due after ten years	53,463	52,234

Total	$360,797	$355,244

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     There were no securities classified as held to maturity at December 31, 2008 and 2007.
     During the year ended December 31, 2008 and 2007, no available for sale securities were sold. During the year ended December 31, 2006, $1.0 million in available for sale securities were sold. The gross realized gains on such sales totaled $1,000 for the year ended December 31, 2006. The income tax expense/benefit related to net security gains and losses was 39.23% of the gross amount for and 2006.
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
     During 2008, the Company became aware that two investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the Company charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share (stock dividend adjusted) for 2008. These investment securities are a pool of other financial holding companies’ subordinated debentures throughout the country. As of December 31, 2008, three of these holding companies have defaulted due to their closure by the federal government and six are deferring their quarterly payments as a result of stressed capital levels. Additionally, one holding company deferring at year end has been closed in 2009 and another has stated publicly it will default on these securities. Since, the federal government has begun to seize these institutions it has resulted in our investment becoming worthless. No other securities were written down for other than temporarily impairment for 2008, 2007 and 2006.
     For the year ended December 31, 2008, the Company had $4.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $4.9 million in unrealized losses are $2.3 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. Excluding the impairment write down during 2008, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 71.1% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2008 and 2007:

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$2,385	$7	$—	$—	$2,385	$7
Mortgage-backed securities	32,915	906	52,000	2,611	84,915	3,517
State and political subdivisions	55,162	3,091	6,605	1,188	61,767	4,279
Other securities	1,152	157	1,721	1,066	2,873	1,223

Total	$91,614	$4,161	$60,326	$4,865	$151,940	$9,026

	December 31, 2007
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$20,580	$35	$80,093	$837	$100,673	$872
Mortgage-backed securities	7,906	28	142,572	3,526	150,478	3,554
State and political subdivisions	29,469	460	18,452	352	47,921	812
Other securities	—	—	2,414	187	2,414	187

Total	$57,955	$523	$243,531	$4,902	$301,486	$5,425

4. Loans receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	December 31,
	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$816,603	$607,638
Construction/land development	320,398	367,422
Agricultural	23,603	22,605
Residential real estate loans
Residential 1-4 family	391,255	259,975
Multifamily residential	56,440	45,428

Total real estate	1,608,299	1,303,068
Consumer	46,615	46,275
Commercial and industrial	255,153	219,062
Agricultural	23,625	20,429
Other	22,540	18,160

Total loans receivable before allowance for loan losses	1,956,232	1,606,994
Allowance for loan losses	40,385	29,406

Total loans receivable, net	$1,915,847	$1,577,588

     The following is a summary of activity within the allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$29,406	$26,111	$24,175
Loans charged off	(20,920)	(826)	(1,514)
Recoveries on loans previously charged off	1,501	879	1,143

Net charge-offs	(19,419)	53	(371)
Provision charged to operating expense	27,016	3,242	2,307
Allowance for loan losses of acquired institutions	3,382	—	—

Balance, end of year	$40,385	$29,406	$26,111

     At December 31, 2008 and 2007, accruing loans delinquent 90 days or more totaled $1.4 million and $301,000, respectively. Non-accruing loans at December 31, 2008 and 2007 were $28.5 million and $3.0 million, respectively.

     Mortgage loans held for resale of approximately $3.6 million and $4.8 million at December 31, 2008 and 2007, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2008 and 2007 were not material.
     At December 31, 2008 and 2007, impaired loans totaled $31.5 million and $11.9 million, respectively. As of December 31, 2008 and 2007, average impaired loans were $29.4 million and $11.8 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2008, were $10.9 million and $2.6 million at December 31, 2007. Interest recognized on impaired loans during 2008 and 2007 was immaterial.
5. Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at December 31, 2008 and 2007, were as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)
Goodwill
Balance, beginning of period	$37,527	$37,527
Acquisition of Centennial Bancshares, Inc.	12,322	—
Prior Acquisition (deferred taxes)	189	—

Balance, end of period	$50,038	$37,527

	2008	2007
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$7,702	$9,458
Acquisition of Centennial Bancshares, Inc.	694	—
Amortization expense	(1,849)	(1,756)

Balance, end of year	$6,547	$7,702

     The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2008 and 2007 were:

	December 31,
	2008	2007
	(In thousands)
Gross carrying amount	$14,151	$13,457
Accumulated amortization	7,604	5,755

Net carrying amount	$6,547	$7,702

     Core deposit and other intangible amortization for the years ended December 31, 2008, 2007 and 2006 was approximately $1.8 million, $1.8 million and $1.7 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2009 through 2013 is: 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; 2012 — $619,000; and 2013 — $619,000.
     The carrying amount of the Company’s goodwill was $50.0 million and $37.5 million at December 31, 2008 and 2007, respectively. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6. Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $500.7 million and $435.5 million at December 31, 2008 and 2007, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $19.6 million, $22.8 million and $19.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008 and 2007, brokered deposits were $111.0 million and $39.3 million, respectively.
     The following is a summary of the scheduled maturities of all time deposits at December 31, 2008 (in thousands):

One month or less	$124,203
Over 1 month to 3 months	228,081
Over 3 months to 6 months	211,007
Over 6 months to 12 months	273,514
Over 12 months to 2 years	78,965
Over 2 years to 3 years	17,008
Over 3 years to 5 years	9,019
Over 5 years	4

Total time certificates of deposit	$941,801

     Deposits totaling approximately $278.2 million and $185.6 million at December 31, 2008 and 2007, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7. FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $283.0 million and $251.8 million at December 31, 2008 and 2007, respectively. The outstanding balance for December 31, 2008 includes no short-term advances and $283.0 million of long-term advances. The outstanding balance for December 31, 2007 includes $116.0 million of short-term advances and $135.8 million of long-term advances. The long-term FHLB advances mature from the current year to 2025 with interest rates ranging from 2.020% to 5.416% and are secured by loans in the Company’s loan portfolio.
     Additionally, the Company had $217.2 million and $105.5 million at December 31, 2008 and 2007, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2008 and 2007, respectively.

     Maturities of borrowings with original maturities exceeding one year at December 31, 2008, are as follows (in thousands):

2009	$18,584
2010	86,864
2011	34,268
2012	12,071
2013	30,074
Thereafter	101,114

$282,975

8. Subordinated Debentures
     Subordinated Debentures at December 31, 2008 and 2007 consisted of guaranteed payments on trust preferred securities with the following components:

	2008	2007
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,243	3,333
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	—

Total	$47,575	$44,572

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
     The Company holds two trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limits our ability to retire any of our qualifying capital. As a result, the notes previously mentioned are not currently eligible to be paid off.

9. Income Taxes
     The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$5,313	$9,710	$7,705
State	1,215	1,271	1,008

Total current	6,528	10,981	8,713

Deferred:
Federal	(3,511)	(2,079)	(1,226)
State	(1,097)	(383)	(240)

Total deferred	(4,608)	(2,462)	(1,466)

Provision for income taxes	$1,920	$8,519	$7,247

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(17.17)	(6.48)	(5.22)
Cash value of life insurance	(6.14)	(2.96)	(0.46)
State income taxes, net of federal benefit	0.64	1.99	2.15
Other	3.62	1.86	(0.19)

Effective income tax rate	15.95%	29.41%	31.28%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$15,772	$11,512
Deferred compensation	640	397
Stock options	514	328
Non-accrual interest income	358	562
Impairment of investment securities	2,364	39
Unrealized loss on securities	2,178	1,519
Net operating loss carryforward	119	—
Other	514	628

Gross deferred tax assets	22,459	14,985

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,519	1,997
Core deposit intangibles	2,486	2,897
Market value of cash flow hedge	—	4
FHLB dividends	843	681
Other	344	243

Gross deferred tax liabilities	6,192	5,822

Net deferred tax assets	$16,267	$9,163

     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN 48 did not have any effect on the Company’s financial statements.
     The Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2005. The Company’s Federal tax return and its state tax returns are not currently under examination.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2008 and 2007, the Company did not recognize any interest or penalties. During the year ended December 31, 2006, the amount of interest and penalties the Company recognized were immaterial. The Company did not have any interest or penalties accrued at December 31, 2008, 2007 and 2006.
10. Common Stock and Stock Compensation Plans
     Common Stock
     On June 22, 2006, the Company priced its initial public offering of 2.7 million shares (stock dividend adjusted) of common stock at $16.67 per share. The total price to the public for the shares offered and sold by the Company was $45.0 million. The amount of expenses incurred for the Company’s account in connection with the offering includes approximately $3.1 million of underwriting discounts and commissions and offering expenses of approximately $1.0 million. The Company received net proceeds of approximately $40.9 million from its sale of shares after deducting sales commissions and expenses.

     On July 21, 2006, the underwriter’s of the Company’s initial public offering exercised and completed their option to purchase an additional 405,000 shares (stock dividend adjusted) of common stock to cover over-allotments effective July 26, 2006. The Company received net proceeds of approximately $6.3 million from this sale of shares after deducting sales commissions.
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock and Class B Preferred Stock into Home BancShares Common Stock. The conversion of the preferred stock increased the Company’s outstanding common stock by approximately 2.3 million shares (stock dividend adjusted).
     The holders of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares; instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to.
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
     All common share and common per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $13,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     Stock Compensation Plans
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

     As of March 13, 2006, options for a total of 662,692 shares (stock dividend adjusted) of common stock outstanding under the prior plans became subject to the Plan. Also, on that date, the Company’s board of directors replaced 368,280 outstanding stock appreciation rights (stock dividend adjusted) with 383,011 options (stock dividend adjusted), each with an exercise price of $12.20 (stock dividend adjusted). During 2005, the Company had issued 368,280 stock appreciation rights (stock dividend adjusted) at $11.73 (stock dividend adjusted) for certain executive employees throughout the Company. The appreciation rights were on a five-year cliff-vesting schedule with all appreciation rights vesting on December 31, 2009. The vesting was also subject to various financial performance goals of the Company and the subsidiary banks over the five-year period ending January 1, 2010. The options issued in replacement of the stock appreciation rights are subject to achievement of the same financial goals by the Company and the bank subsidiaries over the five-year period ending January 1, 2010.
     The intrinsic value of the stock options outstanding at December 31, 2008, 2007, and 2006 was $16.3 million, $9.2 million and $13.1 million, respectively. The intrinsic value of the stock options vested at December 31, 2008, 2007 and 2006 was $10.1 million, $6.2 million and $8.3 million, respectively.
     The intrinsic value of the stock options exercised during 2008, 2007 and 2006 was $1.1 million, $647,000 and $425,000, respectively.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was $341,000 as of December 31, 2008.
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
     The table below summarized the transactions under the Company’s stock option plans (stock dividend adjusted) at December 31, 2008, 2007 and 2006 and changes during the years then ended:

	2008		2007		2006
		Weighted Average		Weighted Average		Weighted Average
	Shares (000)	Exercisable Price	Shares (000)	Exercisable Price	Shares (000)	Exercisable Price
Outstanding, beginning of year	1,096	$11.12	1,115	$10.55	680	$9.32
Granted	51	19.47	44	21.31	443	13.17
Converted options of preferred stock A	—	—	—	—	10	8.02
Converted options of preferred stock B	—	—	—	—	77	5.89
Forfeited	(16)	11.57	(15)	11.36	(33)	11.94
Exercised	(60)	7.49	(48)	7.40	(62)	8.70
Expired	(2)	8.02	—	—	—	—

Outstanding, end of period	1,069	11.72	1,096	11.12	1,115	10.55

Exercisable, end of period	592	$9.88	603	$9.07	605	$8.58

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during 2008, 2007 and 2006 was $2.62, $4.95 and $3.14 per share (stock dividend adjusted), respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2008	2007	2006
Expected dividend yield	0.98%	0.46%	0.59%
Expected stock price volatility	3.13%	9.44%	9.23%
Risk-free interest rate	3.35%	4.65%	4.80%
Expected life of options	6.4 years	6.1 years	6.3 years
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
     The following is a summary of currently outstanding and exercisable options at December 31, 2008:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-	Options	Weighted-
	Options	Remaining	Average	Exercisable	Average
	Outstanding	Contractual	Exercise	Shares	Exercise
Exercise Prices	Shares (000)	Life (in years)	Price	(000)	Price
$5.69 to $6.19	48	3.55	5.93	48	5.93
$6.79 to $8.02	174	3.73	6.86	174	6.86
$8.64 to $9.55	101	4.58	9.43	101	9.43
$10.50 to $10.81	59	6.46	10.58	59	10.58
$11.73 to $11.73	199	7.96	11.73	170	11.73
$12.20 to $12.20	337	7.20	12.20	3	12.20
$18.32 to $19.60	102	8.26	19.26	22	19.59
$20.27 to $20.48	22	8.32	20.42	4	20.41
$21.55 to $25.01	27	8.38	22.86	11	22.36

	1,069			592

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
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class A Preferred Stock into Home BancShares Common Stock. The holders of shares of Class A Preferred Stock, received 0.789474 of Home BancShares Common Stock for each share of Class A Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class A Preferred Stock dividend accrued through July 31, 2006. The Class A Preferred shareholder’s did not receive fractional shares; instead they received cash at a rate of $12.67 times the fraction of a share they otherwise would have been entitled to. Therefore, as of December 31, 2008 and 2007, there were no preferred stock A options outstanding.
     There were no transactions under the Company’s preferred stock A option plan during the year ended December 31, 2008 and 2007. The table below summarizes the transactions under the Company’s preferred stock A option plan at December 31, 2006 and changes during the years then ended:

	2006
		Weighted
		Average
	Shares	Exercisable
	(000)	Price
Outstanding, beginning of year	26	3.14
Converted to common stock	(11)	6.84
Exercised	(15)	0.17

Outstanding, end of period	—	—

Exercisable, end of period	—	—

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
     On August 1, 2006, the Company redeemed and converted the issued and outstanding shares of Home BancShares’s Class B Preferred Stock into Home BancShares Common Stock. The holders of shares of Class B Preferred Stock, received three shares of Home BancShares Common Stock for each share of Class B Preferred Stock owned, plus a check for the pro rata amount of the third quarter Class B Preferred Stock dividend accrued through July 31, 2006. Therefore, as of December 31, 2008 and 2007, there were no Preferred Stock B options outstanding.
     There were no transactions under the Company’s preferred stock B option plan during the years ended December 31, 2008 and 2007. The table below summarizes the transactions under the Company’s preferred stock B option plan at December 31, 2006 and changes during the year then ended:

	2006
		Weighted
		Average
	Shares	Exercisable
	(000)	Price
Outstanding, beginning of year	25	19.06
Converted to common stock	(24)	19.08
Options of acquired institution	—	—
Exercised	(1)	18.41

Outstanding, end of period	—	—

Exercisable, end of period	—	—

13. Non-Interest Expense
     The table below shows the components of non-interest expense for years ended December 31:

	2008	2007	2006
	(In thousands)
Salaries and employee benefits	$35,566	$30,496	$29,313
Occupancy and equipment	11,053	9,459	8,712
Data processing expense	3,376	2,648	2,506
Other operating expenses:
Advertising	2,644	2,691	2,383
Merger expenses	1,775	—	—
Amortization of intangibles	1,849	1,756	1,742
Amortization of mortgage servicing rights	589	—	—
Electronic banking expense	2,980	2,359	789
Directors’ fees	991	843	774
Due from bank service charges	307	214	331
FDIC and state assessment	1,804	1,016	527
Insurance	947	901	1,030
Legal and accounting	1,384	1,206	1,025
Mortgage servicing expense	297	—	—
Other professional fees	1,626	902	771
Operating supplies	959	983	940
Postage	742	663	663
Telephone	901	951	975
Other expense	5,927	4,447	3,997

Total other operating expenses	25,722	18,932	15,947

Total non-interest expense	$75,717	$61,535	$56,478

14. Employee Benefit Plans
401(k) Plan
     The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. The plan also allows for discretionary employer contributions. The Company’s expense for the plan was $630,000, $423,000 and $810,000 in 2008, 2007 and 2006, respectively, which is included in salaries and employee benefits expense.
Chairman’s Retirement Plan
     On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. The benefits under the plan vest based on Mr. Allison’s age beginning at age 61 and fully vest when Mr. Allison reaches age 65. The benefits will also become 100% vested if, before Mr. Allison reaches the age of 65, he dies, becomes disabled, is involuntarily terminated from the Company without cause, or there is a change in control of the Company. The vested benefits will be paid in monthly installments. The benefit payments will begin on the earlier of Mr. Allison reaching age 65 or the termination of his employment with the Company for any reason other than death. If Mr. Allison dies before the benefits commence or during the 10 year guaranteed benefit period, his beneficiary will receive any remaining payments due. If he dies after the guaranteed benefit period, no further benefits will be paid. An expense of $535,000 and $388,000 was accrued for 2008 and 2007 for this plan, respectively.
Stock Appreciation Rights
     On March 13, 2006, the Company’s board of directors replaced 368,280 outstanding stock appreciation rights (stock dividend adjusted) with 383,011 options (stock dividend adjusted), each with an exercise price of $12.20. During 2005, the Company had issued 368,280 stock appreciation rights (stock dividend adjusted) at $11.73 for certain executive employees throughout the Company. The appreciation rights were on a five-year cliff-vesting schedule with all appreciation rights vesting on December 31, 2009. The vesting was also subject to various financial performance goals of the Company and the subsidiary banks over the five-year period ending January 1, 2010. The options issued in replacement of the stock appreciation rights are subject to achievement of the same financial goals by the Company and the bank subsidiaries over the five-year period ending January 1, 2010.

Pension Plan
     The following table sets forth the status of the Company’s defined benefit pension plans:

	December 31,
	2008	2007	2006
	(In thousands)
Benefit obligation	—	$—	$2,578
Fair value of plan assets	—	—	2,606

Funded status	—	$—	$28

Accrued benefit cost	—	$—	$(152)
Unrecognized net (gain) or loss	—	—	(235)
Unrecognized prior service cost	—	—	—
Unrecognized net obligation	—	—	—
Weighted-average assumptions:
Discount rate	—%	—%	5.8%
Actual return on plan assets	—	—	1.6
Expected return on plan assets	—	—	5.8
Rate of compensation increase	—	—	—
Benefit cost	—	$—	$9
Interest cost	—	—	150
Employer contributions	—	326	—
Employee contributions	—	—	—
Benefits paid	—	2,023	198
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
15. Related Party Transactions
     In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2008 and 2007, related party loans were approximately $158.6 million and $81.9 million, respectively. New loans and advances on prior commitments made to the related parties were $129.5 million and $66.3 million for the years ended December 31, 2008 and 2007, respectively. Repayments of loans made by the related parties were $116.3 million and $37.4 million for the years ended December 31, 2008 and 2007, respectively. As a result of changes in composition of the Company’s related parties in 2008, the Company added $63.4 million of related party loans.

     At December 31, 2008 and 2007, directors, officers, and other related interest parties had demand, noninterest-bearing deposits of $21.5 million and $37.3 million, respectively, savings and interest-bearing transaction accounts of $1.2 million and $400,000, respectively, and time certificates of deposit of $9.8 million and $9.3 million, respectively.
     During 2008 and 2007, rent expense totaling $84,000 and $144,000, respectively, was paid to related parties.
     During 2008, Centennial Bank (former First State Bank) purchased First State Plaza from a related interest party, Allison, Adcock, Rankin, LLC. The building, located in west Conway was purchased at fair market value for $3.4 million. The land and building was appraised for $1.1 million and $2.3 million, respectively.
16. Leases
     The Company leases certain premises and equipment under noncancelable operating leases which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2008, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2009	$1,134
2010	1,105
2011	1,084
2012	1,012
2013	800
Thereafter	5,774

$10,909

17. Concentration of Credit Risks
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
18. Significant Estimates and Concentrations
     Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 6.
     The current economic environment presents financial institutions with unprecedented circumstances and challenges which in some cases have resulted in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

     Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses, capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.
19. Commitments and Contingencies
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
     At December 31, 2008 and 2007, commitments to extend credit of $351.2 million and $315.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2008 and 2007, is $18.0 million and $15.8 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.
20. Financial Instruments
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

     Available for sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. At the beginning of the year our Level 3 securities included the two investment securities which became worthless during the year. As a result, we wrote them down by $5.9 million in 2008 to a value of zero. As of year end 2008, Level 3 securities were immaterial.
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected.  Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent.  A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance.  If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $20.6 million as of December 31, 2008.  This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
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

	December 31, 2008
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,168	$54,168
Federal funds sold	7,865	7,865
Net loans receivable, net of impaired loans	1,895,273	1,891,254
Accrued interest receivable	13,115	13,115

Financial liabilities:
Deposits:
Demand and non-interest bearing	$249,349	$249,349
Savings and interest-bearing transaction accounts	656,758	656,758
Time deposits	941,801	952,758
Federal funds purchased	—	—
Securities sold under agreements to repurchase	113,389	113,389
FHLB and other borrowed funds	282,975	287,280
Accrued interest payable	4,888	4,888
Subordinated debentures	47,575	59,623

	December 31, 2007
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$55,021	$55,021
Federal funds sold	76	76
Investment securities — available for sale	430,399	430,399
Net loans receivable	1,577,588	1,581,168
Accrued interest receivable	14,321	14,321

Financial liabilities:
Deposits:
Demand and non-interest bearing	$211,993	$211,993
Savings and interest-bearing transaction accounts	582,477	582,477
Time deposits	797,736	801,108
Federal funds purchased	16,407	16,407
Securities sold under agreements to repurchase	120,572	120,572
FHLB and other borrowed funds	251,750	253,074
Accrued interest payable	6,147	6,147
Subordinated debentures	44,572	46,485

21. Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at December 31, 2008.
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
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2008, the Company meets all capital adequacy requirements to which it is subject.
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

     The Company’s actual capital amounts and ratios along with the Company’s subsidiary banks are presented in the following table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

As of December 31, 2007
Leverage ratios:
Home BancShares	$255,979	11.44%	$89,503	4.00%	$	N/A	N/A	%
First State Bank	54,537	9.18	23,763	4.00		29,704	5.00
Community Bank	34,189	8.90	15,366	4.00		19,207	5.00
Twin City Bank	61,178	8.87	27,589	4.00		34,486	5.00
Marine Bank	33,332	8.91	14,964	4.00		18,705	5.00
Bank of Mountain View	16,174	8.26	7,832	4.00		9,791	5.00
Tier 1 capital ratios:
Home BancShares	$255,979	13.45%	$76,128	4.00%	$	N/A	N/A	%
First State Bank	54,537	10.29	21,200	4.00		31,800	6.00
Community Bank	34,189	11.21	12,199	4.00		18,299	6.00
Twin City Bank	61,178	10.10	24,229	4.00		36,343	6.00
Marine Bank	33,332	10.20	13,071	4.00		19,607	6.00
Bank of Mountain View	16,174	13.84	4,675	4.00		7,012	6.00
Total risk-based capital ratios:
Home BancShares	$279,840	14.70%	$152,294	8.00%	$	N/A	N/A	%
First State Bank	61,188,	11.54	42,418	8.00		53,023	10.00
Community Bank	38,036	12.47	24,402	8.00		30,502	10.00
Twin City Bank	68,754	11.35	48,461	8.00		60,576	10.00
Marine Bank	37,429	11.45	26,151	8.00		32,689	10.00
Bank of Mountain View	17,442	14.92	9,352	8.00		11,690	10.00

22. Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008. The following is summary of the Company’s additional cash flow information during the years ended:

	2008	2007	2006
	(In thousands)
Interest paid	$61,663	$74,500	$58,828
Income taxes paid	14,877	9,820	7,820
Assets acquired by foreclosure	5,774	5,024	1,488
23. Adoption of Recent Accounting Pronouncements
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

24. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2008	2007
Assets
Cash and cash equivalents	$31,420	$31,413
Investment securities	100	6,334
Investments in wholly-owned subsidiaries	288,845	240,694
Investments in unconsolidated subsidiaries	1,424	15,084
Premises and equipment	478	257
Other assets	10,258	5,353

Total assets	$332,525	$299,135

Liabilities
Subordinated debentures	$47,575	$44,572
Other liabilities	1,906	1,507

Total liabilities	49,481	46,079

Stockholders’ Equity
Common stock	199	173
Capital surplus	253,581	195,649
Retained earnings	32,639	59,489
Accumulated other comprehensive loss	(3,375)	(2,255)

Total stockholders’ equity	283,044	253,056

Total liabilities and stockholders’ equity	$332,525	$299,135

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2008	2007	2006
Income
Dividends from subsidiaries	$6,841	$5,877	$7,044
Other income	2,686	2,741	2,350

Total income	9,527	8,618	9,394
Expense	12,289	8,982	8,088

Income before income taxes and equity in undistributed net income of subsidiaries	(2,762)	(364)	1,306
Tax benefit for income taxes	3,685	2,374	2,263

Income before equity in undistributed net income of subsidiaries	923	2,010	3,569
Equity in undistributed net income of subsidiaries	9,193	18,435	12,349

Net income	$10,116	$20,445	$15,918

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2008	2007	2006
Cash flows from operating activities
Net income	$10,116	$20,445	$15,918
Items not requiring (providing) cash Depreciation	117	14	120
Amortization	(90)	(91)	(92)
Gain on sale of equity investment	(6,102)	—	—
Loss on investment securities	5,927	—	—
Share-based compensation	478	456	380
Tax benefits from stock options exercised	(416)	(244)	(211)
Equity in undistributed income of subsidiaries	(9,193)	(18,435)	(12,349)
Equity in loss (income) of unconsolidated affiliates	(102)	86	379
Changes in other assets	(4,336)	(261)	(1,913)
Other liabilities	397	1,104	(236)

Net cash provided by (used in) operating activities	(3,204)	3,074	1,996

Cash flows from investing activities
Purchases of premises and equipment, net	(338)	(92)	(65)
Investment in unconsolidated subsidiaries	—	(2,625)	(3,000)
Capital contribution to subsidiaries	(12,000)	(9,950)	(8,645)
Return of capital from subsidiaries	—	81	16,570
Sale of equity investment	19,862	—	—
Purchase of Centennial Bancshares, Inc	(1,155)	—	—
Proceeds from maturities of investment securities	307	382	284
Purchase of investment securities	—	(2,000)	—

Net cash provided by (used in) investing activities	6,676	(14,204)	5,144

Cash flows from financing activities
Net proceeds from stock issuance	447	355	47,747
Tax benefits from stock options exercised	416	249	211
Disgorgement of profits	89	—	—
Repayment of long-term borrowings	—	—	(14,000)
Dividends paid	(4,417)	(2,500)	(1,705)

Net cash provided by (used in) financing activities	(3,465)	(1,896)	32,253

Increase (decrease) in cash and cash equivalents	7	(13,026)	39,393
Cash and cash equivalents, beginning of year	31,413	44,439	5,046

Cash and cash equivalents, end of year	$31,420	$31,413	$44,439

25. Fourth Quarter Adjustments (Unaudited)
     The Company reported a net loss of $9.4 million, or $0.46 diluted loss per share, primarily due to the weakness in the real estate market, particularly Florida for the fourth quarter of 2008. During the fourth quarter the Company recorded a $20.1 million provision for loan losses, $2.4 million of write-downs on other real estate owned, $1.8 million of merger expenses from our bank charter consolidation, a $3.9 million impairment write-down on two trust preferred investment securities and $448,000 of other income resulting from our ownership of Arkansas Banker’s Bank stock during their fourth quarter reorganization.
     The increased fourth quarter provision for loan loss was primarily attributable to the increase in non-performing loans during the fourth quarter as a result of the rapidly deteriorating Florida market conditions. Non-performing loans increased from $16.1 million in the third quarter to $29.9 million during the fourth quarter, most of which was concentrated in Florida. The write-down on other real estate was primarily due to the declining market value of one commercial property in Florida. The write-down on trust preferred investment securities was a result of bank closures in the fourth quarter that occurred within the pool.
26. Recent Accounting Pronouncements
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years beginning after November 15, 2008. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

27. Subsequent Events
Troubled Asset Relief Program
     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.
     These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any quarterly cash dividend on our common stock above $0.06 per share or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
FDIC Assessments
     On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) voted to amend the restoration plan for the Deposit Insurance Fund. The Board took action by imposing a special assessment on insured institutions of 20 basis points, implementing changes to the risk-based assessment system, and increased regular premium rates for 2009, which banks must pay on top of the special assessment. The 20 basis point special assessment on the industry will be as of June 30, 2009 payable on September 30, 2009. As a result of the special assessment and increased regular assessments, the Company projects it will experience an increase in FDIC assessment expense by approximately $6.8 million from 2008 to 2009. The 20 basis point special assessment represents $4.0 million of this increase.
     On March 5, 2009, the FDIC Chairman announced that the FDIC intends to lower the special assessment from 20 basis points to 10 basis points. The approval of the cutback is contingent on whether Congress clears legislation that would expand the FDIC’s line of credit with the Treasury to $100 billion. Legislation to increase the FDIC’s borrowing authority on a permanent basis is also expected to advance to Congress, which should aid in reducing the burden on the industry.
     The assessment rates, including the special assessment, are subject to change at the discretion of the Board of Directors of the FDIC.
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

HOME BANCSHARES, INC.
	By:	/s/ John W. Allison
John W. Allison
Date: February 27, 2009		Chief Executive Officer and Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on or about February 27, 2009.

/s/ John W. Allison	/s/ Ron W. Strother	/s/ Randy E. Mayor

John W. Allison	Ron W. Strother	Randy E. Mayor
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	President, Chief Operating Officer and Director	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley	/s/ Dale A. Bruns

Robert H. Adcock, Jr.	Richard H. Ashley	Dale A. Bruns
Vice Chairman of the Board and Director	Director	Director

/s/ Richard A. Buckheim	/s/ S. Gene Cauley	/s/ Jack E. Engelkes

Richard A. Buckheim	S. Gene Cauley	Jack E. Engelkes
Director	Director	Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ C. Randall Sims

James G. Hinkle	Alex R. Lieblong	C. Randall Sims
Director	Director	Director

/s/ William G. Thompson

William G. Thompson
Director