Form 10-Q
period 2009-03-31
HOME BANCSHARES INC
filed 2009-05-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009
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
Not Applicable

Former name, former address and former fiscal year, if changed since last report
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 19,885,859 shares as of April 29, 2009.

HOME BANCSHARES, INC.
FORM 10-Q
March 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation, deflation or a continued decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 6, 2009.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$41,396	$46,765
Interest-bearing deposits with other banks	9,025	7,403

Cash and cash equivalents	50,421	54,168
Federal funds sold	15,510	7,865
Investment securities – available for sale	334,916	355,244
Loans receivable	1,966,572	1,956,232
Allowance for loan losses	(40,822)	(40,385)

Loans receivable, net	1,925,750	1,915,847
Bank premises and equipment, net	72,815	73,610
Foreclosed assets held for sale	15,397	6,763
Cash value of life insurance	50,676	50,201
Investments in unconsolidated affiliates	1,424	1,424
Accrued interest receivable	12,850	13,115
Deferred tax asset, net	16,659	16,267
Goodwill	53,138	50,038
Core deposit and other intangibles	6,084	6,547
Mortgage servicing rights	1,744	1,891
Other assets	28,767	27,113

Total assets	$2,586,151	$2,580,093

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$297,146	$249,349
Savings and interest-bearing transaction accounts	664,964	656,758
Time deposits	874,337	941,801

Total deposits	1,836,447	1,847,908
Federal funds purchased	—	—
Securities sold under agreements to repurchase	74,478	113,389
FHLB borrowed funds	277,827	282,975
Accrued interest payable and other liabilities	11,034	5,202
Subordinated debentures	47,552	47,575

Total liabilities	2,247,338	2,297,049

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at March 31, 2009; no shares issued and outstanding at December 31, 2008.	49,139	—
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 19,864,647 in 2009 and 19,859,582 in 2008	199	199
Capital surplus	254,501	253,581
Retained earnings	37,126	32,639
Accumulated other comprehensive loss	(2,152)	(3,375)

Total stockholders’ equity	338,813	283,044

Total liabilities and stockholders’ equity	$2,586,151	$2,580,093

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data(1))	2009	2008
	(Unaudited)
Interest income:
Loans	$29,138	$33,245
Investment securities
Taxable	2,653	3,762
Tax-exempt	1,298	1,168
Deposits – other banks	12	55
Federal funds sold	7	166

Total interest income	33,108	38,396

Interest expense:
Interest on deposits	8,118	13,522
Federal funds purchased	2	69
FHLB borrowed funds	2,390	2,575
Securities sold under agreements to repurchase	111	588
Subordinated debentures	676	811

Total interest expense	11,297	17,565

Net interest income	21,811	20,831
Provision for loan losses	1,000	4,809

Net interest income after provision for loan losses	20,811	16,022

Non-interest income:
Service charges on deposit accounts	3,374	3,097
Other service charges and fees	1,784	1,654
Data processing fees	186	210
Mortgage lending income	880	741
Mortgage servicing income	200	231
Insurance commissions	257	272
Income from title services	140	168
Increase in cash value of life insurance	477	585
Dividends from FHLB, FRB & bankers’ bank	107	281
Equity in earnings (loss) of unconsolidated affiliates	—	102
Gain on sale of equity investment	—	6,102
Gain on sale of SBA loans	—	101
Gain (loss) on sale of premises and equipment, net	7	(2)
Gain (loss) on OREO, net	(117)	(380)
Gain (loss) on securities, net	—	—
Other income	320	372

Total non-interest income	7,615	13,534

Non-interest expense:
Salaries and employee benefits	8,944	9,278
Occupancy and equipment	2,677	2,702
Data processing expense	807	786
Other operating expenses	6,864	5,917

Total non-interest expense	19,292	18,683

Income before income taxes	9,134	10,873
Income tax expense	2,889	3,595

Net income	6,245	7,278
Preferred stock dividends and accretion of discount on preferred stock	566	—

Net income available to common stockholders	$5,679	$7,278

Basic earnings per share	$0.29	$0.37

Diluted earnings per share	$0.28	$0.36

(1)	Per share data as of March 31, 2008 is adjusted for the 8% stock dividend from August 2008
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2008	$—	$173	$195,649	$59,489	$(2,255)	$253,056
Cumulative effect of adoption of EITF 06-4	—	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	—	7,278	—	7,278
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $1,888	—	—	—	—	2,744	2,744
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	92	92

Comprehensive income						10,114
Issuance of 1,170,506 common shares pursuant to acquisition of Centennial Bancshares, Inc.	—	10	24,245	—	—	24,255
Net issuance of 3,655 shares (stock dividend adjusted) of common stock from exercise of stock options	—	—	23	—	—	23
Tax benefit from stock options exercised	—	—	18	—	—	18
Share-based compensation	—	—	117	—	—	117
Cash dividends – Common Stock, $0.046 per share	—	—	—	(916)	—	(916)

Balances at March 31, 2008 (unaudited)	—	183	220,052	65,575	581	286,391
Comprehensive income (loss):
Net income	—	—	—	2,838	—	2,838
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $(1,225)	—	—	—	—	(3,956)	(3,956)

Comprehensive income						(1,118)
Net issuance of 55,949 shares of common stock from exercise of stock options	—	—	423	—	—	423
Disgorgement of profits	—	1	89	—	—	90
Tax benefit from stock options exercised	—	—	398	—	—	398
Share-based compensation	—	—	361	—	—	361
Cash dividends – Common Stock, $0.176 per share	—	—	—	(3,488)	—	(3,488)
8% Stock dividend – Common Stock	—	15	32,258	(32,286)	—	(13)

Balances at December 31, 2008	—	199	253,581	32,639	(3,375)	283,044
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity – Continued
Three Months Ended March 31, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income (loss):
Net income	—	—	—	6,245	—	6,245
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $789	—	—	—	—	1,223	1,223

Comprehensive income						7,467
Issuance of 50,000 shares of preferred stock and a warrant for 288,129 shares of common stock	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 5,065 shares of common stock from exercise of stock options	—	—	39	—	—	39
Tax benefit from stock options exercised	—	—	25	—	—	25
Share-based compensation	—	—	(50)	—	—	(50)
Cash dividend — Preferred Stock - 5%	—	—	—	(521)	—	(521)
Cash dividends – Common Stock, $0.060 per share	—	—	—	(1,192)	—	(1,192)

Balances at March 31, 2009 (unaudited)	$49,139	$199	$254,501	$37,126	$(2,152)	$338,813

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended March 31,
(In thousands)	2009	2008
	(Unaudited)
Operating Activities
Net income	$6,245	$7,278
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,301	1,388
Amortization/accretion	658	667
Share-based compensation	(50)	117
Tax benefits from stock options exercised	(25)	(18)
Loss on assets	110	281
Gain on sale of equity investment	—	(6,102)
Provision for loan loss	1,000	4,809
Deferred income tax benefit	(1,181)	(1,475)
Equity in income of unconsolidated affiliates	—	(102)
Increase in cash value of life insurance	(477)	(585)
Originations of mortgage loans held for sale	(59,049)	(34,959)
Proceeds from sales of mortgage loans held for sale	55,132	34,062
Changes in assets and liabilities:
Accrued interest receivable	265	837
Other assets	(1,652)	(2,958)
Accrued interest payable and other liabilities	5,537	3,474

Net cash provided by operating activities	7,814	6,714

Investing Activities
Net (increase) decrease in federal funds sold	(7,645)	(34,465)
Net (increase) decrease in loans	(16,410)	(68,912)
Purchases of investment securities available for sale	(11,020)	(9,275)
Proceeds from maturities of investment securities available for sale	33,289	65,862
Proceeds from sale of loans	—	1,904
Proceeds from foreclosed assets held for sale	673	62
Purchases of premises and equipment, net	(499)	(1,429)
Acquisition of Centennial Bancshares, Inc., net funds received	(3,100)	1,663
Proceeds from sale of investment in unconsolidated affiliate	—	19,862

Net cash used in investing activities	(4,712)	(24,728)

Financing Activities
Net increase (decrease) in deposits	(11,461)	83,395
Net increase (decrease) in securities sold under agreements to repurchase	(38,911)	(5,983)
Net increase (decrease) in federal funds purchased	—	(16,407)
Net increase (decrease) in FHLB and other borrowed funds	(5,148)	(37,447)
Proceeds from exercise of stock options	39	23
Proceeds from issuance of preferred stock and common stock warrant	50,000	—
Tax benefits from stock options exercised	25	18
Dividends paid preferred stock	(201)	—
Dividends paid common stock	(1,192)	(916)

Net cash provided by financing activities	(6,849)	22,683

Net change in cash and cash equivalents	(3,747)	4,669
Cash and cash equivalents – beginning of year	54,168	55,021

Cash and cash equivalents – end of period	$50,421	$59,690

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

Investments in Unconsolidated Affiliates
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at March 31, 2009 and December 31, 2008. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of March 31, 2009 and 2008, and for the three-month period then ended:

	March 31,
	2009	2008
	(In thousands)
Assets	$47,424	$47,424
Liabilities	46,000	46,000
Equity	1,424	1,424
Net income	—	163
Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2008 Form 10-K, filed with the Securities and Exchange Commission.
Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year per share amounts have been adjusted for the stock dividend which occurred in August of 2008. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the three-month period ended March 31:

	2009	2008
Net income available to common stockholders	$5,679	$7,278

Average shares outstanding	19,863	19,802
Effect of potential share issuance for acquisition earn out	—	195
Effect of common stock options	256	298

Diluted shares outstanding	20,119	20,295

Basic earnings per common share	$0.29	$0.37
Diluted earnings per common share	$0.28	$0.36

2. Acquisitions
     On January 1, 2008, the Company acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. The Company paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, the Company recorded total goodwill of $15.4 million and a core deposit intangible of $694,000.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2009
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$31,757	$602	$(3)	$32,356
Mortgage-backed securities	172,887	2,932	(3,841)	171,978
State and political subdivisions	129,739	1,624	(3,630)	127,733
Other securities	4,074	—	(1,225)	2,849

Total	$338,457	$5,158	$(8,699)	$334,916

	December 31, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

     Assets, principally investment securities, having a carrying value of approximately $192.6 million and $187.5 million at March 31, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $74.5 million and $113.4 million at March 31, 2009 and December 31, 2008, respectively.
     During the three-month period ended March 31, 2009 and 2008, no available for sale securities were sold.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. It is management’s intent to hold these securities to maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary, impairment is identified. No securities were deemed by management to have other-than-temporary impairment for the three month periods ended March 31, 2009 and 2008, besides securities for which impairment was taken in prior periods.
4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$814,353	$816,603
Construction/land development	336,941	320,398
Agricultural	16,943	23,603
Residential real estate loans
Residential 1-4 family	395,688	391,255
Multifamily residential	61,751	56,440

Total real estate	1,625,676	1,608,299
Consumer	43,354	46,615
Commercial and industrial	250,172	255,153
Agricultural	23,706	23,625
Other	23,664	22,540

Total loans receivable before allowance for loan losses	1,966,572	1,956,232
Allowance for loan losses	40,822	40,385

Total loans receivable, net	$1,925,750	$1,915,847

     The following is a summary of activity within the allowance for loan losses:

	2009	2008
	(In thousands)
Balance, beginning of year	$40,385	$29,406
Additions
Provision charged to expense	1,000	4,809
Allowance for loan loss of Centennial Bancshares, Inc.	—	3,382

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $452 and $101 for the first three months of 2009 and 2008, respectively	563	522

Balance, March 31	$40,822	37,075

Additions
Provision charged to expense		22,207

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $1,400 for the last nine months of 2008		18,897

Balance, end of year		$40,385

     At March 31, 2009 and December 31, 2008, accruing loans delinquent 90 days or more totaled $284,000 and $1.4 million, respectively. Non-accruing loans at March 31, 2009 and December 31, 2008 were $24.0 million and $28.5 million, respectively.
     During the three-month period ended March 31, 2009, the Company sold no SBA loans. During the three-month period ended March 31, 2008, the Company sold $1.8 million of the guaranteed portions of certain SBA loans, which resulted in a gain of $101,000.
     Mortgage loans held for sale of approximately $10.3 million and $6.4 million at March 31, 2009 and December 31, 2008, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At March 31, 2009 and December 31, 2008, impaired loans totaled $40.5 million and $31.5 million, respectively. As of March 31, 2009 and 2008, average impaired loans were $36.0 million and $22.5 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $11.8 million and $10.9 million at March 31, 2009 and December 31, 2008, respectively. Interest recognized on impaired loans during 2009 and 2008 was approximately $467,000 and $236,000, respectively.

5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the three-month period ended March 31, 2009 and for the year ended December 31, 2008, were as follows:

	March 31,	December 31,
	2009	2008
Goodwill	(In thousands)
Balance, beginning of period	$50,038	$37,527
Acquisition of Centennial Bancshares, Inc.	3,100	12,322
Prior Acquisition (deferred taxes)	—	189

Balance, end of period	$53,138	$50,038

	2009	2008
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$6,547	$7,702
Acquisition of Centennial Bancshares, Inc.	—	694
Amortization expense	(463)	(462)

Balance, March 31	$6,084	7,934

Amortization expense		(1,387)

Balance, end of year		$6,547

     The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2009 and December 31, 2008 were:

	March 31,	December 31,
	2009	2008
	(In thousands)
Gross carrying amount	$14,151	$14,151
Accumulated amortization	8,067	7,604

Net carrying amount	$6,084	$6,547

     Core deposit and other intangible amortization for the three months ended March 31, 2009 and 2008 was approximately $463,000 and $462,000, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2009 through 2013 is: 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; 2012 - $619,000; and 2013 — $619,000.
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $488.6 million and $500.7 million at March 31, 2009 and December 31, 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.6 million and $5.7 million for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, brokered deposits were $59.5 million and $111.0 million, respectively.

     Deposits totaling approximately $251.0 million and $278.2 million at March 31, 2009 and December 31, 2008, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: Securities Sold Under Agreement to Repurchase
     From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Company has entered into repurchase agreements with certain business customers. This involves the “selling” of one or more of the securities in the Company’s investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid by the Company for the subject period of time. At March 31, 2009 and December 31, 2008, securities sold under agreement to repurchase totaled $74.5 million and $113.4 million, respectively.
8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $277.8 million and $283.0 million at March 31, 2009 and December 31, 2008, respectively. These outstanding balances include no short-term advances. The FHLB advances mature from the current year to 2025 with interest rates ranging from 1.169% to 5.185% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
9: Subordinated Debentures
     Subordinated Debentures at March 31, 2009 and December 31, 2008 consisted of guaranteed payments on trust preferred securities with the following components:

	March 31,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,220	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total subordinated debt	$47,552	$47,575

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
10: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month period ended March 31:

	2009	2008
	(In thousands)
Current:
Federal	$3,422	$4,345
State	648	725

Total current	4,070	5,070

Deferred:
Federal	(986)	(1,245)
State	(195)	(230)

Total deferred	(1,181)	(1,475)

Provision for income taxes	$2,889	$3,595

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month period ended March 31:

	2009	2008
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(6.10)	(4.62)
Cash value of life insurance	(1.83)	(1.89)
State income taxes, net of federal benefit	3.22	2.96
Other	1.34	1.61

Effective income tax rate	31.63%	33.06%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$15,978	$15,772
Deferred compensation	713	640
Stock options	534	514
Non-accrual interest income	824	358
Impairment of investment securities	2,364	2,364
Unrealized loss on securities	1,389	2,178
Net operating loss carryforward	119	119
Other	498	514

Gross deferred tax assets	22,419	22,459

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,334	2,519
Core deposit intangibles	2,313	2,486
FHLB dividends	851	843
Other	262	344

Gross deferred tax liabilities	5,760	6,192

Net deferred tax assets	$16,659	$16,267

11: Common Stock and Stock Compensation Plans
     On July 16, 2008, our Board of Directors declared an 8% stock dividend which was paid August 27, 2008 to stockholders of record as of August 13, 2008. Except for fractional shares, the holders’ of our common stock received 8% additional common stock on August 27, 2008. The common stockholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.
     All share and per share amounts occurring before August 27, 2008 have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $13,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
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
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $249,000 as of March 31, 2009. The intrinsic value of the stock options outstanding and stock options vested at March 31, 2009 was $8.5 million and $6.0 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2009 was $65,000.
     The table below summarized the transactions under the Company’s stock option plans at March 31, 2009 and December 31, 2008 and changes during the three-month period and year then ended, respectively:

	For the Three Months Ended		For the Year Ended
	March 31, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,069	$11.72	1,096	$11.12
Granted	—	—	51	19.47
Forfeited	(39)	12.18	(16)	11.57
Exercised	(5)	7.75	(60)	7.49
Expired	—	—	(2)	8.02

Outstanding, end of period	1,025	11.72	1,069	11.72

Exercisable, end of period	611	$10.31	592	$9.88

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the three-months ended March 31, 2009. The weighted-average fair value of options granted during the year-ended December 31, 2008, was $2.62. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended	For the Year Ended
	March 31, 2009	December 31, 2008
Expected dividend yield	Not applicable	0.98%
Expected stock price volatility	Not applicable	3.13%
Risk-free interest rate	Not applicable	3.35%
Expected life of options	Not applicable	6.4 years

     The following is a summary of currently outstanding and exercisable options at March 31, 2009:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	(in years)	Price	Shares (000)	Price
$5.69 to $6.19	45	3.44	$5.95	45	$5.95
$6.79 to $8.02	174	3.49	6.86	174	6.86
$8.64 to $9.55	100	4.30	9.43	100	9.43
$10.50 to $10.81	58	6.22	10.58	58	10.58
$11.73 to $11.73	199	7.72	11.73	170	11.73
$12.20 to $12.20	298	6.96	12.20	3	12.20
$18.32 to $19.60	102	8.01	19.26	33	19.36
$20.27 to $20.48	22	8.07	20.42	6	20.41
$21.55 to $25.01	27	8.14	22.86	22	22.36

	1,025			611

12. Non-Interest Expense
     The table below shows the components of non-interest expense for three months ended March 31, 2009 and 2008:

	2009	2008
	(In thousands)
Salaries and employee benefits	$8,944	$9,278
Occupancy and equipment	2,677	2,702
Data processing expense	807	786
Other operating expenses:
Advertising	600	614
Merger expenses	742	—
Amortization of intangibles	463	462
Amortization of mortgage servicing rights	147	147
Electronic banking expense	863	752
Directors’ fees	284	231
Due from bank service charges	100	62
FDIC and state assessment	965	372
Insurance	297	228
Legal and accounting	435	280
Mortgage servicing expense	72	87
Other professional fees	259	833
Operating supplies	213	244
Postage	176	180
Telephone	178	231
Other expense	1,070	1,194

Total other operating expenses	6,864	5,917

Total non-interest expense	$19,292	$18,683

13: Concentration of Credit Risks
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
14: Significant Estimates and Concentrations
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
15: Commitments and Contingencies
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
     At March 31, 2009 and December 31, 2008, commitments to extend credit of $340.8 million and $351.2 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2009 and December 31, 2008, is $17.2 million and $18.0 million, respectively.
     The Company and/or its subsidiary banks have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiaries.

16: Regulatory Matters
     The Company’s subsidiaries are subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Company’s Arkansas bank subsidiaries are also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. As the result of leveraged capital positions, the Company’s subsidiary banks do not have any significant undivided profits available for payment of dividends to the Company, without prior approval of the regulatory agencies at March 31, 2009.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2009, each of the subsidiary banks met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 12.99%, 14.76%, and 16.02%, respectively, as of March 31, 2009.
17: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008. On March 11, 2009, the Company settled the contingent consideration for $3.1 million which was paid to the Centennial stockholders in cash. The following is summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Interest paid	$11,416	$18,440
Income taxes paid	—	650
Assets acquired by foreclosure	9,424	292

18: Financial Instruments
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
     Available for sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. At the beginning of the year 2008, our Level 3 securities included two investment securities which became worthless during the year. As a result, we wrote them down by $5.9 million in 2008 to a value of zero. As of year end 2008 and March 31, 2009, Level 3 securities were immaterial.
     Impaired loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $28.7 million and $20.6 million as of March 31, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less cost to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of March 31, 2009 and December 31, 2008, the fair value of foreclosed assets held for sale, less cost to sell was $15.4 million and $6.8 million, respectively.

19: Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations,” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:
•	FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•	FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
     These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2009 and the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 and statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, LLP
Little Rock, Arkansas
May 6, 2009

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 6, 2009, which includes the audited financial statements for the year ended December 31, 2008. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our three wholly owned bank subsidiaries. As of March 31, 2009, we had, on a consolidated basis, total assets of $2.59 billion, loans receivable of $1.97 billion, total deposits of $1.84 billion, and stockholders’ equity of $338.8 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits are our primary source of funding. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance by calculating our return on average equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Per share amounts for March 31, 2008 have been adjusted for the 8% stock dividend which occurred in August of 2008.
Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2009	2008
Total assets	$2,586,151	$2,571,145
Loans receivable	1,966,572	1,866,969
Total deposits	1,836,447	1,854,738
Net income	6,245	7,278
Net income available to common stockholders	5,679	7,278
Basic earnings per common share	0.29	0.37
Diluted earnings per common share	0.28	0.36
Diluted cash earnings per common share (1)	0.30	0.37
Annualized net interest margin – FTE	3.93%	3.78%
Efficiency ratio	62.16	51.94
Annualized return on average assets	0.97	1.15
Annualized return on average common equity	8.02	10.35

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
     Our net income decreased 14.2% to $6.2 million for the three-month period ended March 31, 2009, from $7.3 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 22.2% to $0.28 for the three-month period ended March 31, 2009, as compared to $0.36 (stock dividend adjusted) for the same period in 2008. During March of 2008, the Company sold its 20% interest in White River Bancshares, Inc for a $6.1 million gain. Excluding the $3.8 million after-tax or $0.19 diluted earnings per common share impact of White River during the first quarter of 2008, net income and diluted earnings per common share for the first quarter of 2009 increased $2.7 million and $0.11, respectively, when compared to the same period in 2008. This first quarter of 2009 increase in earnings is primarily associated with a $3.8 million decrease in the provision for loan losses, a 15 basis point increase in net interest margin, organic growth of our bank subsidiaries offset by the increase in FDIC and state assessment fees.
     Our annualized return on average assets was 0.97% and 1.15% for the three months ended March 31, 2009 and 2008, respectively. Our annualized return on average common equity was 8.02% and 10.35% for the three months ended March 31, 2009 and 2008, respectively. Excluding the White River impact on first quarter 2008 earnings, annualized return on average assets and annualized return on average common equity would have been 0.55% and 4.99%, respectively. This improvement was primarily due to the previously discussed increase in earnings for the three months ended March 31, 2009, compared to the same periods in 2008.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 3.93% and 3.78% for the three months ended March 31, 2009 and 2008, respectively. Our ability to improve pricing on our deposits and hold the decline of interest rates on loans to a minimum combined with the proceeds from our issuance of $50.0 million of Fixed Rate Cumulative Perpetual Preferred Stock Series A to the United States Department of Treasury under the Capital Purchase Program allowed the Company to expand net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 62.16% and 51.94% for the three months ended March 31, 2009 and 2008, respectively. Excluding the White River impact on first quarter 2008 earnings, the efficiency ratio would have been 63.10%. This positive progress in our efficiency ratio was primarily due to our ability to increase net interest margin and the continued improvement of our operations.
     Our total assets increased $6.1 million, a growth of 0.23%, to $2.59 billion as of March 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio increased $10.3 million, a growth of 0.53%, to $1.97 billion as of March 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $55.8 million, a growth of 19.7%, to $338.8 million as of March 31, 2009, compared to $283.0 million as of December 31, 2008. Asset and loan increases are primarily associated with the organic growth of our bank subsidiaries. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury combined with retained earnings for the first quarter of 2009.
     As of March 31, 2009, our non-performing loans decreased to $24.3 million, or 1.24%, of total loans from $29.9 million, or 1.53%, of total loans as of December 31, 2008. The allowance for loan losses as a percent of non-performing loans increased to 168% as of March 31, 2009, compared to 135% from December 31, 2008. Unfavorable economic conditions continue in the Florida market. The primary decrease in our non-performing loans was associated with the foreclosure against one of our Florida borrowers. This foreclosure resulted in $8.8 million transferring from non-performing loans to foreclosed assets held for sale.
     As of March 31, 2009, our non-performing assets increased to $39.7 million, or 1.5%, of total assets from $36.7 million, or 1.4%, of total assets as of December 31, 2008. The increase in non-performing assets is primarily the result of the struggling economy, particularly Florida.

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
     Investments. Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss). Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale.
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
     Stock Options. In accordance with FASB Statement No. 123, Share-Based Payment (Revised 2004) (“SFAS No. 123R”), the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares (stock dividend adjusted) of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000.
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

Branches
     We intend to continue to open new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2009, we opened a branch location in the Arkansas community of Heber Springs. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations. Existing branches are being evaluated for cost saving opportunities under our efficiency study.
Charter Consolidation
     In July 2008, management of Home BancShares, Inc. approved the combining of all six of the Company’s individually charted banks into one charter. All of the banks will adopt Centennial Bank as their common name.
     In the fourth quarter of 2008, First State Bank and Marine Bank consolidated and adopted Centennial Bank as its new name. Community Bank and Bank of Mountain View were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank will finish the process in June of 2009. All of the banks will, at that time, have the same name, logo and charter allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network.
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
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company. Since we were not utilizing any of the additional permitted activities allowed to our financial holding company status, this will not change any of our current business practices.
Results of Operations
     Our net income decreased 14.2% to $6.2 million for the three-month period ended March 31, 2009, from $7.3 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 22.2% to $0.28 for the three-month period ended March 31, 2009, as compared to $0.36 (stock dividend adjusted) for the same period in 2008. During March of 2008, the Company sold its 20% interest in White River Bancshares, Inc for a $6.1 million gain. Excluding the $3.8 million after-tax or $0.19 diluted earnings per common share impact of White River during the first quarter of 2008, net income and diluted earnings per common share for the first quarter of 2009 increased $2.7 million and $0.11, respectively, when compared to the same period in 2008. This first quarter of 2009 increase in earnings is primarily associated with a $3.8 million decrease in the provision for loan losses, a 15 basis point increase in net interest margin, organic growth of our bank subsidiaries offset by the increase in FDIC and state assessment fees.
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

     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008.
     Net interest income on a fully taxable equivalent basis increased $1.1 million, or 5.2%, to $22.7 million for the three-month period ended March 31, 2009, from $21.5 million for the same period in 2008. This increase in net interest income was the result of a $5.1 million decrease in interest income combined with a $6.3 million decrease in interest expense. The $5.1 million decrease in interest income was primarily the result of organic growth of our bank subsidiaries offset by the repricing of our earning assets in the declining interest rate environment. The higher level of earning assets resulted in an improvement in interest income of $1.4 million, and our earning assets repricing in the declining interest rate environment resulted in a $6.5 million decrease in interest income for the three-month period ended March 31, 2009. The $6.3 million decrease in interest expense for the three-month period ended March 31, 2009, is primarily the result our interest bearing liabilities repricing in the declining interest rate environment.
     Net interest margin, on a fully taxable equivalent basis, was 3.93% and 3.78% for the three months ended March 31, 2009 and 2008, respectively. Our ability to improve pricing on our deposits and hold the decline of interest rates on loans to a minimum combined with the proceeds from our issuance of $50.0 million of preferred stock to the United States Department of Treasury allowed the Company to expand net interest margin. The issuance of the preferred stock increased net interest margin by approximately 5 basis points for the first quarter of 2009

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month period ended March 31, 2009 and 2008, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2009, compared to the same period in 2008.
Table 1: Analysis of Net Interest Income

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Interest income	$33,108	$38,396
Fully taxable equivalent adjustment	865	716

Interest income – fully taxable equivalent	33,973	39,112
Interest expense	11,297	17,565

Net interest income – fully taxable equivalent	$22,676	$21,547

Yield on earning assets – fully taxable equivalent	5.89%	6.86%
Cost of interest-bearing liabilities	2.29	3.50
Net interest spread – fully taxable equivalent	3.60	3.36
Net interest margin – fully taxable equivalent	3.93	3.78
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended
March 31,
2009 vs. 2008
(In thousands)
Increase in interest income due to change in earning assets	$1,371
Decrease in interest income due to change in earning asset yields	6,510
Decrease in interest expense due to change in interest-bearing liabilities	67
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	6,201

Increase in net interest income	$1,129

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month period ended March 31, 2009 and 2008. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$8,604	$12	0.57%	$5,397	$55	4.10%
Federal funds sold	13,846	7	0.21	22,701	166	2.94
Investment securities – taxable	230,762	2,653	4.66	324,101	3,762	4.67
Investment securities – non-taxable	117,082	2,064	7.15	109,314	1,826	6.72
Loans receivable	1,966,934	29,237	6.03	1,831,338	33,303	7.31

Total interest-earning assets	2,337,228	33,973	5.89	2,292,851	39,112	6.86

Non-earning assets	261,009			257,680

Total assets	2,598,237			$2,550,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$667,281	$1,285	0.78%	$650,235	$3,405	2.11%
Time deposits	913,504	6,833	3.03	917,348	10,117	4.44

Total interest-bearing deposits	1,580,785	8,118	2.08	1,567,583	13,522	3.47
Federal funds purchased	3,790	2	0.21	6,578	69	4.22
Securities sold under agreement to repurchase	84,730	111	0.53	117,426	588	2.01
FHLB borrowed funds	280,876	2,390	3.45	276,357	2,575	3.75
Subordinated debentures	47,566	676	5.76	47,656	811	6.84

Total interest-bearing liabilities		11,297	2.29	2,015,600	17,565	3.50

Non-interest bearing liabilities	1,997,747
Non-interest bearing deposits	264,595			237,028
Other liabilities	7,786			15,155

Total liabilities	2,270,128			2,267,783
Stockholders’ equity	328,109			282,748

Total liabilities and stockholders’ equity	$2,598,237			$2,550,531

Net interest spread			3.60%			3.36%
Net interest income and margin		$22,676	3.93%		$21,547	3.78%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2009 compared to the same period in 2008, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2009 over 2008
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$21	$(64)	$(43)
Federal funds sold	(47)	(112)	(159)
Investment securities — taxable	(1,073)	(36)	(1,109)
Investment securities — non-taxable	134	104	238
Loans receivable	2,336	(6,402)	(4,066)

Total interest income	1,371	(6,510)	(5,139)

Interest expense:
Interest-bearing transaction and savings deposits	87	(2,207)	(2,120)
Time deposits	(42)	(3,242)	(3,284)
Federal funds purchased	(20)	(47)	(67)
Securities sold under agreement to repurchase	(131)	(346)	(477)
FHLB borrowed funds	41	(226)	(185)
Subordinated debentures	(2)	(133)	(135)

Total interest expense	(67)	(6,201)	(6,268)

Increase (decrease) in net interest income	$1,438	$(309)	$1,129

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
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses decreased $3.8 million, or 79.2%, to $1.0 million for the three-month period ended March 31, 2009, from $4.8 million for the same period in 2008. The provision for loan losses in our Florida market was approximately half of the provision for the three months ended March 31, 2009.
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing loans started the year at $3.3 million but ended the first quarter at $12.0 million and ended the year with a balance of $29.9 million. As of March 31, 2009, non-performing loans are $24.3 million. The deterioration of the loan portfolio during 2008 required us to record an increased provision to the allowance for loan loss to provide for charge-offs and problem credits.
Non-Interest Income
     Total non-interest income was $7.6 million for the three-month period ended March 31, 2009 compared to $13.5 million for the same period in 2008. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, data processing, mortgage lending, mortgage servicing, insurance, title fees, increase in cash value of life insurance and dividends.
     Table 5 measures the various components of our non-interest income for the three-month period ended March 31, 2009 and 2008, respectively, as well as changes for the three-month period ended March 31, 2009 compared to the same periods in 2008.
Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2009 Change
	2009	2008	from 2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,374	$3,097	$277	8.9%
Other service charges and fees	1,784	1,654	130	7.9
Data processing fees	186	210	(24)	(11.4)
Mortgage lending income	880	741	139	18.8
Mortgage servicing income	200	231	(31)	(13.4)
Insurance commissions	257	272	(15)	(5.5)
Income from title services	140	168	(28)	(16.7)
Increase in cash value of life insurance	477	585	(108)	(18.5)
Dividends from FHLB, FRB & bankers’ bank	107	281	(174)	(61.9)
Equity in income (loss) of unconsolidated affiliates	—	102	(102)	(100.0)
Gain on sale of equity investment	—	6,102	(6,102)	(100.0)
Gain on sale of SBA loans	—	101	(101)	(100.0)
Gain (loss) on sale of premises and equipment, net	7	(2)	9	(450.0)
Gain (loss) on OREO, net	(117)	(380)	263	(69.2)
Gain (loss) on securities, net	—	—	—	0.0
Other income	320	372	(52)	(14.0)

Total non-interest income	$7,615	$13,534	$(5,919)	(43.7)%

     Non-interest income decreased $5.9 million, or 43.7%, to $7.6 million for the three-month period ended March 31, 2009 from $13.5 million for the same period in 2008. Excluding the $6.2 million of income from White River Bancshares during the first quarter of 2008, we experienced an increase of 284,000 or 3.9% for the first quarter of 2009. The primary factors that resulted in this increase are organic growth of our bank subsidiaries and an improved fee process for service charges on deposit accounts, increased retention of interchange fees and organic growth of our bank subsidiaries for other service charges and fees and increased mortgage lending associated with home owners refinancing in the current lower interest rate environment offset by lower dividends and yields for cash value of life insurance.
Non-Interest Expense
     Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2009 and 2008, as well as changes for the three-month period ended March 31, 2009 compared to the same periods in 2008.
Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2009 Change
	2009	2008	from 2008
	(Dollars in thousands)
Salaries and employee benefits	$8,944	$9,278	$(334)	(3.6)%
Occupancy and equipment	2,677	2,702	(25)	(0.9)
Data processing expense	807	786	21	2.7
Other operating expenses:
Advertising	600	614	(14)	(2.3)
Merger expenses	742	—	742	100.0
Amortization of intangibles	463	462	1	0.2
Amortization of mortgage servicing rights	147	147	—	0.0
Electronic banking expense	863	752	111	14.8
Directors’ fees	284	231	53	22.9
Due from bank service charges	100	62	38	61.3
FDIC and state assessment	965	372	593	159.4
Insurance	297	228	69	30.3
Legal and accounting	435	280	155	55.4
Mortgage servicing expense	72	87	(15)	(17.2)
Other professional fees	259	833	(574)	(68.9)
Operating supplies	213	244	(31)	(12.7)
Postage	176	180	(4)	(2.2)
Telephone	178	231	(53)	(22.9)
Other expense	1,070	1,194	(124)	(10.4)

Total non-interest expense	$19,292	$18,683	$609	3.3%

     Non-interest expense increased $609,000, or 3.3%, to $19.3 million for the three-month period ended March 31, 2009, from $18.7 million for the same period in 2008. The primary factors that resulted in this increase are the higher FDIC and state assessment fees associated with the United States banking crisis, merger expenses associated with our charter consolidation offset by $660,000 associated with an efficiency study performed in 2008. Normal increases associated with an expanding company have been mitigated through the partial implementation of the efficiency study. The efficiency study is expected to be fully implemented in the fourth quarter of 2009.
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
Income Taxes
     The provision for income taxes decreased $706,000, or 19.6%, to $2.9 million for the three-month period ended March 31, 2009, from $3.6 million as of March 31, 2008. The effective income tax rate was 31.6% and 33.1% for the three-month period ended March 31, 2009 and 2008, respectively. The primary cause of this decrease is the result of our decreased earnings which is tax-effected at a marginal rate of 39.225%.
Financial Condition as of and for the Quarter Ended March 31, 2009 and 2008
     Our total assets increased $6.1 million, a growth of 0.23%, to $2.59 billion as of March 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio increased $10.3 million, a growth of 0.53%, to $1.97 billion as of March 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $55.8 million, a growth of 19.7%, to $338.8 million as of March 31, 2009, compared to $283.0 million as of December 31, 2008. Asset and loan increases are primarily associated with the organic growth of our bank subsidiaries. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury combined with retained earnings for the first quarter of 2009.
Loan Portfolio
     Our loan portfolio averaged $1.97 billion during the three-month period ended March 31, 2009. Loans were $1.97 billion as of March 31, 2009, compared to $1.96 billion as of December 31, 2008, a modest annualized increase of 2.1%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weakening economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2008 and 2009, particularly Florida. The Florida market currently is approximately 92.2% secured by real estate and 16.7% of our total loan portfolio. The markets continue to experience pressure including the well-publicized sub-prime mortgage market. The Company has not or does not actively market or originate subprime mortgage loans.

     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$814,353	$816,603
Construction/land development	336,941	320,398
Agricultural	16,943	23,603
Residential real estate loans:
Residential 1-4 family	395,688	391,255
Multifamily residential	61,751	56,440

Total real estate	1,625,676	1,608,299
Consumer	43,354	46,615
Commercial and industrial	250,172	255,153
Agricultural	23,706	23,625
Other	23,664	22,540

Total loans receivable before allowance for loan losses	1,966,572	1,956,232
Less: Allowance for loan losses	40,822	40,385

Total loans receivable, net	$1,925,750	$1,915,847

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
     As of March 31, 2009, commercial real estate loans totaled $1.17 billion, or 59.4% of our loan portfolio, which is comparable to $1.16 billion, or 59.3% of our loan portfolio, as of December 31, 2008.
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
     As of March 31, 2009, we had $457.4 million, or 23.3% of our loan portfolio, in residential real estate loans, compared to the $447.7 million, or 22.9% of our loan portfolio, as of December 31, 2008. The changing market conditions have given our community banks the opportunity to retain more residential real estate loans. These loans normally have maturities of less than five years.

     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of March 31, 2009, our installment consumer loan portfolio totaled $43.4 million, or 2.2% of our total loan portfolio, which is comparable to the $46.6 million, or 2.4% of our loan portfolio as of December 31, 2008.
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
     As of March 31, 2009, commercial and industrial loans outstanding totaled $250.2 million, or 12.7% of our loan portfolio, which is comparable to $255.2 million, or 13.0% of our loan portfolio, as of December 31, 2008.
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

     Table 8 sets forth information with respect to our non-performing assets as of March 31, 2009 and December 31, 2008. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 8: Non-performing Assets

	As of	As of
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans	$24,024	$28,524
Loans past due 90 days or more (principal or interest payments)	284	1,374

Total non-performing loans	24,308	29,898

Other non-performing assets
Foreclosed assets held for sale	15,397	6,763
Non-accrual investments	—	—
Other non-performing assets	2	16

Total other non-performing assets	15,399	6,779

Total non-performing assets	$39,707	$36,677

Allowance for loan losses to non-performing loans	167.94%	135.08%
Non-performing loans to total loans	1.24	1.53
Non-performing assets to total assets	1.54	1.42
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
     Since December 31, 2007, the weakening real estate market, particularly in Florida, has and may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate at March 31, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2009.
     As of March 31, 2009, we had $18.9 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 8. Of the $18.9 million in restructured loans, $5.6 million are also reported as impaired loans. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure. Our Florida market is comprised of $8.6 million of restructured loans.
     Total foreclosed assets held for sale were $15.4 million as of March 31, 2009, compared to $6.8 million as of December 31, 2008 for an increase of $8.6 million. The increase is primarily the result of foreclosure on two Florida housing developments in the Keys. Each of the two housing developments has vacant lots and one completed model home. The $15.4 million in foreclosed assets held for sale is comprised of $13.1 million of assets located in Florida with the remaining $2.3 million of assets located in Arkansas. The Florida foreclosed assets includes a substantially vacant owner occupied commercial rental center in the Keys plus the two Florida housing developments. The properties are currently listed for sale with a broker.

     Total non-performing loans were $24.3 million as of March 31, 2009, compared to $29.9 million as of December 31, 2008 for a decrease of $5.6 million. This decrease is primarily a result of foreclosure on the two Florida housing developments. Approximately half of the non-performing loans are in the Florida market.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $391,000 and $136,000 for the three-month periods ended March 31, 2009 and 2008, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month period ended March 31, 2009 and 2008 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of March 31, 2009, average impaired loans were $36.0 million compared to $22.5 million as of March 31, 2008. As of March 31, 2009, impaired loans were $40.5 million compared to $31.5 million as of December 31, 2008 for an increase of $9.0 million. The unfavorable economic conditions that are impacting our Florida market accounted for $4.8 million of the increase, while our recent acquisition of Centennial Bancshares, Inc. increased our impaired loans by $2.4 million. Our Florida market and our acquisition of Centennial Bancshares, Inc. accounted for $14.0 million and $11.6 of the impaired loans, respectively.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories
Allowance for Loan Losses
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
     Charge-offs and Recoveries. Total charge-offs increased to $1.0 million for the three months ended March 31, 2009, compared to $623,000 for the same period in 2008. Total recoveries increased to $452,000 for the three months ended March 31, 2009, compared to $101,000 for the same period in 2008. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month period ended March 31, 2009 and 2008.
Table 9: Analysis of Allowance for Loan Losses

	As of March 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$40,385	$29,406
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	156	16
Construction/land development	35	44
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	344	357
Multifamily residential	—	—

Total real estate	535	417
Consumer	402	100
Commercial and industrial	71	106
Agricultural	—	—
Other	7	—

Total loans charged off	1,015	623

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3	4
Construction/land development	—	2
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	293	29
Multifamily residential	—	—

Total real estate	296	35
Consumer	147	34
Commercial and industrial	8	31
Agricultural	—	—
Other	1	1

Total recoveries	452	101

Net (recoveries) loans charged off	563	522
Allowance for loan loss of Centennial Bancshares, Inc.	—	3,382
Provision for loan losses	1,000	4,809

Balance, March 31	$40,822	$37,075

Net (recoveries) charge-offs to average loans	0.12%	0.11%
Allowance for loan losses to period end loans	2.08	1.99
Allowance for loan losses to net (recoveries) charge-offs	1,788	1,766

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
     The changes for the period ended March 31, 2009 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, net charge-offs during 2009 and normal changes in the outstanding loan portfolio for those products from December 31, 2008.
     Table 10 presents the allocation of allowance for loan losses as of March 31, 2009 and December 31, 2008.
Table 10: Allocation of Allowance for Loan Losses

	As of		As of
	March 31, 2009		December 31, 2008
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$15,618	41.4%	$16,010	41.7%
Construction/land development	8,594	17.1	9,369	16.4
Agricultural	316	0.9	255	1.2
Residential real estate loans:
Residential 1-4 family	7,776	20.1	6,814	20.0
Multifamily residential	877	3.1	880	2.9

Total real estate	33,181	82.6	33,328	82.2
Consumer	727	2.2	848	2.4
Commercial and industrial	5,179	12.8	4,945	13.0
Agricultural	473	1.2	816	1.2
Other		1.2	—	1.2
Unallocated	1,262	—	448	—

Total	$40,822	100.0%	$40,385	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2009, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $334.9 million as of March 31, 2009, compared to $355.2 million as of December 31, 2008. The estimated effective duration of our securities portfolio was 2.9 as of March 31, 2009.
     As of March 31, 2009, $172.0 million, or 51.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $182.0 million, or 51.2%, of our available-for-sale securities as of December 31, 2008. To reduce our income tax burden, $127.7 million, or 38.1%, of our available-for-sale securities portfolio as of March 31, 2009, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $119.8 million, or 33.7%, of our available-for-sale securities as of December 31, 2008. Also, we had approximately $32.4 million, or 9.7%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2009, compared to $50.4 million, or 14.2%, of our available-for-sale securities as of December 31, 2008. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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

     Table 11 presents the carrying value and fair value of investment securities as of March 31, 2009 and December 31, 2008.
Table 11: Investment Securities

	As of March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$31,757	$602	$(3)	$32,356
Mortgage-backed securities	172,887	2,932	(3,841)	171,978
State and political subdivisions	129,739	1,624	(3,630)	127,733
Other securities	4,074	—	(1,225)	2,849

Total	$338,457	$5,158	$(8,699)	$334,916

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

Deposits
     Our deposits averaged $1.85 billion for the three-month period ended March 31, 2009. Total deposits decreased $11.5 million, or a decrease of 0.62%, to $1.84 billion as of March 31, 2009, from $1.85 billion as of December 31, 2008. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of March 31, 2009 and December 31, 2008, brokered deposits were $59.5 million and $111.0 million, respectively. Included in these brokered deposits are $39.4 million and $39.9 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2009 and December 31, 2008, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008. Due to the rate reductions occurring late in 2007, its impact for 2007 was minimal. As our earning assets and interest-bearing liabilities began to reprice during 2008, we experienced a more significant decline to our average rates from the lower rate environment.
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month period ended March 31, 2009 and 2008.
Table 12: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2009		2008
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$264,595	—%	$237,028	—%
Interest-bearing transaction accounts	607,731	0.20	596,526	2.21
Savings deposits	59,550	0.16	53,709	1.00
Time deposits:
$100,000 or more	496,037	0.73	525,770	4.39
Other time deposits	417,467	0.77	391,578	4.50

Total	$1,845,380	0.44%	$1,804,611	3.01%

Securities Sold Under Agreement to Repurchase
     During 2008, the U.S. regulatory agencies implemented the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Since business non-interest bearing accounts currently have unlimited deposit insurance coverage, many of our business customers have chosen to move their money from repurchase agreements to non-interest bearing demand accounts to take advantage of this unlimited coverage. As a result securities, sold under agreement to repurchase decreased $38.9 million, or 34.3%, from $113.4 million as of December 31, 2008 to $74.5 million as of March 31, 2009.

FHLB Borrowed Funds
     Our FHLB borrowed funds were $277.8 million as of March 31, 2009. The outstanding balance for March 31, 2009 consists of no short-term FHLB advances and $277.8 million of FHLB long-term advances. Our FHLB borrowings were $283.0 million as of December 31, 2008. The outstanding balance for December 31, 2008, includes no short-term advances and $283.0 million of long-term advances. Our remaining FHLB borrowing capacity was $145.4 million and $191.5 million as of March 31, 2009 and December 31, 2008, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.6 million as of March 31, 2009 and December 31, 2008.
     Table 13 reflects subordinated debentures as of March 31, 2009 and December 31, 2008, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	March 31,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,220	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$47,552	$47,575

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
Stockholders’ Equity
     Stockholders’ equity was $338.8 million at March 31, 2009 compared to $283.0 million at December 31, 2008, an increase of 19.7%. As of March 31, 2009 and December 31, 2008 our common equity to asset ratio was 11.20%. Book value per common share was $14.58 at March 31, 2009 compared to $14.25 at December 31, 2008, a 2.3% increase.
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
     Cash Dividends. We declared cash dividends on our common stock of $0.060 and $0.046 (stock dividend adjusted) per share for the three-month periods ended March 31, 2009 and 2008, respectively. The common per share amounts are reflective of the 8% stock dividend during 2008. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share.
     Stock Dividends. On July 16, 2008, our Board of Directors declared an 8% stock dividend which was paid August 27, 2008 to stockholders of record as of August 13, 2008. Except for fractional shares, the holders’ of our common stock received 8% additional common stock on August 27, 2008. The common stockholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.
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

     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares (stock dividend adjusted) of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of March 31, 2009, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2009 and December 31, 2008, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of March 31, 2009 and December 31, 2008.
Table 14: Risk-Based Capital

	As of	As of
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$338,813	$283,044
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(56,601)	(53,803)
Unrealized loss on available-for-sale securities	2,152	3,375
Servicing assets	(174)	(189)

Total Tier 1 capital	330,190	278,427

Tier 2 capital
Qualifying allowance for loan losses	28,115	27,573

Total Tier 2 capital	28,115	27,573

Total risk-based capital	$358,305	$306,000

Average total assets for leverage ratio	$2,541,462	$2,562,044

Risk weighted assets	$2,236,499	$2,193,001

Ratios at end of period
Leverage ratio	12.99%	10.87%
Tier 1 risk-based capital	14.76	12.70
Total risk-based capital	16.02	13.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 15 presents actual capital amounts and ratios as of March 31, 2009 and December 31, 2008, for our bank subsidiaries and us.
Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of March 31, 2009
Leverage ratios:
Home BancShares	$330,190	12.99%	$101,675	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	148,392	9.16	64,800	4.00		81,000	5.00
Twin City Bank	71,499	9.79	29,213	4.00		36,516	5.00
Centennial Bank	23,875	9.50	10,053	4.00		12,566	5.00
Tier 1 capital ratios:
Home BancShares	$330,190	14.76%	$89,482	4.00%	$	N/A	6.00%
Centennial Bank (Formerly FSB)	148,392	10.81	54,909	4.00		82,364	6.00
Twin City Bank	71,499	11.03	25,929	4.00		38,893	6.00
Centennial Bank	23,875	10.97	8,706	4.00		13,058	6.00
Total risk-based capital ratios:
Home BancShares	$358,305	16.02%	$178,929	8.00%	$	N/A	10.00%
Centennial Bank (Formerly FSB)	165,688	12.06	109,909	8.00		137,386	10.00
Twin City Bank	79,606	12.28	51,861	8.00		64,826	10.00
Centennial Bank	26,624	12.23	17,416	8.00		21,769	10.00

As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

Non-GAAP Financial Measurements
     We had $59.2 million, $56.6 million, and $57.8 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2009, December 31, 2008 and March 31, 2008, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average stockholders’ equity, and equity to assets, are presented in Tables 16 through 20, respectively. Per share amounts for March 31, 2008 have been adjusted for the retroactive effect of the stock dividend which occurred in August of 2008.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
GAAP net income available to common stockholders	$5,679	$7,278
Intangible amortization after-tax	281	282

Cash earnings available to common stockholders	$5,960	$7,560

GAAP diluted earnings per share	$0.28	$0.36
Intangible amortization after-tax	0.02	0.01

Diluted cash earnings per share	$0.30	$0.37

Table 17: Tangible Book Value Per Share

	As of	As of
	March 31,	December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$14.58	$14.25
Tangible book value per common share: (A-C-D)/B	11.60	11.40

(A) Total common equity	$289,674	$283,044
(B) Common shares outstanding	19,865	19,860
(C) Goodwill	53,138	50,038
(D) Core deposit and other intangibles	6,084	6,547

Table 18: Cash Return on Average Assets

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Return on average assets: A/C	0.97%	1.15%
Cash return on average assets: B/(C-D)	1.04	1.22

(A) GAAP net income	$6,245	$7,278
Intangible amortization after-tax	281	282

(B) Cash earnings	$6,526	$7,560

(C) Average assets	$2,598,237	$2,550,531
(D) Average goodwill, core deposits and other intangible assets	57,032	58,098
Table 19: Cash Return on Average Tangible Common Equity

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Return on average common equity: A/C	8.02%	10.35%
Return on average tangible common equity: B/(C-D)	10.50	13.53

(A) Net income available to common stockholders	$5,679	$7,278
(B) Cash earnings available to common stockholders	5,960	7,560
(C) Average common equity	287,193	282,748
(D) Average goodwill, core deposits and other intangible assets	57,032	58,098
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Common equity to assets: B/A	11.20%	10.97%
Tangible common equity to tangible assets: (B-C-D)/(A-C-D)	9.12	8.97

(A) Total assets	$2,586,151	$2,580,093
(B) Total common equity	289,674	283,044
(C) Goodwill	53,138	50,038
(D) Core deposit and other intangibles	6,084	6,547

Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), “Business Combinations,” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS 161 amended and expanded the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The four FSPs are as follows:
•	FSP “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, “Fair Value Measurements.”

•	FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-temporary Impairments” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
     These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the first quarter of 2009. The Company elected not to adopt any of the above positions early. The Company has not completed its evaluation of the impact of these standards on its results of operation and financial position.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2009, our cash and cash equivalents were $50.4 million, or 1.9% of total assets, compared to $54.2 million, or 2.1% of total assets, as of December 31, 2008. Our investment securities and federal funds sold were $350.4 million, or 13.6% of total assets, as of March 31, 2009 and $363.1 million, or 14.1% of total assets, as of December 31, 2008.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $38.3 million and $84.1 million on an unsecured basis as of March 31, 2009 and December 31, 2008, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $277.8 million as of March 31, 2009 and $283.0 million as of December 31, 2008. The outstanding balance for March 31, 2009 included no short-term advances and $277.8 million of FHLB long-term advances. The outstanding balance for December 31, 2008, included no short-term advances and $283.0 million of FHLB long-term advances. Our FHLB borrowing capacity was $189.1 million and $191.5 million as of March 31, 2009 and December 31, 2008.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2009, our gap position was slightly asset sensitive with a one-year cumulative repricing gap of 7.4%, compared to 4.1% as of December 31, 2008. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2009.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30		91-180	181-365	1-2	2-5	Over 5
	Days	31-90 Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$9,025	$—	$—	$—	$—	$—	$—	$9,025
Federal funds sold	15,510	—	—	—	—	—	—	15,510
Investment securities	32,497	16,482	27,956	55,151	40,208	65,712	96,910	334,916
Loans receivable	720,099	136,521	158,466	253,291	377,306	311,809	9,080	1,966,572

Total earning assets	777,131	153,003	186,422	308,442	417,514	377,521	105,990	2,326,023

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,477	48,955	73,432	146,863	123,728	123,728	123,781	664,964
Time deposits	133,758	155,025	241,900	257,466	65,428	20,755	5	874,337
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	65,786	—	—	—	1,207	3,622	3,863	74,478
FHLB borrowed funds	10,301	5,020	5,031	57,950	84,309	84,085	31,131	277,827
Subordinated debentures	25,782	15	23	45	37	—	21,650	47,552

Total interest- bearing liabilities	260,104	209,015	320,386	462,324	274,709	232,190	180,430	1,939,158

Interest rate sensitivity gap	$517,027	$(56,012)	$(133,964)	$(153,882)	$142,805	$145,331	$(74,440)	$386,865

Cumulative interest rate sensitivity gap	$517,027	$461,015	$327,051	$173,169	$315,974	$461,305	$386,865
Cumulative rate sensitive assets to rate sensitive liabilities	298.8%	198.3%	141.4%	113.8%	120.7%	126.2%	120.0%
Cumulative gap as a % of total earning assets	22.2%	19.8%	14.1%	7.4%	13.6%	19.8%	16.6%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or any of its subsidiaries is a party or of which any of their property is the subject.
Item 1A. Risk Factors
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2008. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
HOME BANCSHARES, INC.
(Registrant)

Date:	April 29, 2009	/s/ John W. Allison John W. Allison, Chief Executive Officer

Date:	April 29, 2009	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer