Form 10-Q/A
period 2009-03-31
HOME BANCSHARES INC
filed 2009-05-07
CIK 1331520

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

HOME BANCSHARES, INC.
FORM 10-Q/A
March 31, 2009
INDEX

Page No.
Part II: Other Information

Item 4. Submission of Matters to a Vote of Security Holders	2

Signatures	3

Exhibit List
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE
          Home BancShares, Inc. is filing this amendment (the “Form 10-Q/A”) to our quarterly report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”) filed on May 6, 2009. The Form 10-Q/A is being filed solely to add the following information to Part II, Item 4 Submission of Matters to a Vote of Security Holders of the Form 10-Q, which was inadvertently omitted.
          This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.
PART II: OTHER INFORMATION
Item 4: Submission of Matters to a Vote of Security Holders
     A Special Meeting of Shareholders of the Company was held on January 9, 2009. This Special Meeting was held to obtain approval of an amendment to the Restated Articles of Incorporation to amend the terms of the authorized shares of Preferred Stock. The proposed amendment was approved with votes cast as follows: 11,253,050 votes for, 2,091,149 votes against and 8,546 votes abstaining.
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
HOME BANCSHARES, INC.
(Registrant)

Date: May 7, 2009	/s/ John W. Allison

John W. Allison, Chief Executive Officer

Date: May 7, 2009	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer

3