Form 10-Q
period 2009-06-30
HOME BANCSHARES INC
filed 2009-08-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2009
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
Common Stock Issued and Outstanding: 19,939,741 shares as of July 31, 2009.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2009
Exhibit List
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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$41,531	$46,765
Interest-bearing deposits with other banks	4,553	7,403

Cash and cash equivalents	46,084	54,168
Federal funds sold	31,805	7,865
Investment securities — available for sale	309,989	355,244
Loans receivable	1,972,704	1,956,232
Allowance for loan losses	(41,804)	(40,385)

Loans receivable, net	1,930,900	1,915,847
Bank premises and equipment, net	71,914	73,610
Foreclosed assets held for sale	17,606	6,763
Cash value of life insurance	51,249	50,201
Investments in unconsolidated affiliates	1,424	1,424
Accrued interest receivable	12,840	13,115
Deferred tax asset, net	14,669	16,267
Goodwill	53,039	50,038
Core deposit and other intangibles	5,622	6,547
Mortgage servicing rights	1,526	1,891
Other assets	31,259	27,113

Total assets	$2,579,926	$2,580,093

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$294,339	$249,349
Savings and interest-bearing transaction accounts	661,387	656,758
Time deposits	876,339	941,801

Total deposits	1,832,065	1,847,908
Federal funds purchased	—	—
Securities sold under agreements to repurchase	65,232	113,389
FHLB borrowed funds	277,640	282,975
Accrued interest payable and other liabilities	14,105	5,202
Subordinated debentures	47,530	47,575

Total liabilities	2,236,572	2,297,049

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at June 30, 2009; no shares issued and outstanding at December 31, 2008.	49,185	—
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 19,902,713 in 2009 and 19,859,582 in 2008	199	199
Capital surplus	255,009	253,581
Retained earnings	40,704	32,639
Accumulated other comprehensive loss	(1,743)	(3,375)

Total stockholders’ equity	343,354	283,044

Total liabilities and stockholders’ equity	$2,579,926	$2,580,093

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data(1))	2009	2008	2009	2008
	(Unaudited)
Interest income:
Loans	$29,389	$32,209	$58,527	$65,454
Investment securities
Taxable	2,252	2,996	4,905	6,758
Tax-exempt	1,343	1,199	2,641	2,367
Deposits — other banks	8	37	20	92
Federal funds sold	4	99	11	265

Total interest income	32,996	36,540	66,104	74,936

Interest expense:
Interest on deposits	7,131	11,619	15,249	25,141
Federal funds purchased	2	20	4	89
FHLB borrowed funds	2,359	2,059	4,749	4,634
Securities sold under agreements to repurchase	124	367	235	955
Subordinated debentures	659	734	1,335	1,545

Total interest expense	10,275	14,799	21,572	32,364

Net interest income	22,721	21,741	44,532	42,572
Provision for loan losses	2,750	704	3,750	5,513

Net interest income after provision for loan losses	19,971	21,037	40,782	37,059

Non-interest income:
Service charges on deposit accounts	3,633	3,352	7,007	6,449
Other service charges and fees	1,841	1,699	3,625	3,462
Data processing fees	134	225	320	435
Mortgage lending income	815	706	1,695	1,338
Mortgage servicing income	191	217	391	448
Insurance commissions	198	184	455	456
Income from title services	151	189	291	357
Increase in cash value of life insurance	574	513	1,051	1,098
Dividends from FHLB, FRB & bankers’ bank	99	227	206	508
Equity in earnings (loss) of unconsolidated affiliates	—	—	—	102
Gain on sale of equity investment	—	—	—	6,102
Gain on sale of SBA loans	—	—	—	101
Gain (loss) on sale of premises and equipment, net	(19)	—	(12)	(2)
Gain (loss) on OREO, net	(28)	(50)	(145)	(430)
Gain (loss) on securities, net	(3)	(2,067)	(3)	(2,067)
Other income	404	472	724	844

Total non-interest income	7,990	5,667	15,605	19,201

Non-interest expense:
Salaries and employee benefits	8,432	8,931	17,376	18,209
Occupancy and equipment	2,667	2,726	5,344	5,428
Data processing expense	844	833	1,651	1,619
Other operating expenses	8,355	6,007	15,219	11,924

Total non-interest expense	20,298	18,497	39,590	37,180

Income before income taxes	7,663	8,207	16,797	19,080
Income tax expense	2,222	2,553	5,111	6,148

Net income	5,441	5,654	11,686	12,932
Preferred stock dividends and accretion of discount on preferred stock	670	—	1,236	—

Net income available to common stockholders	$4,771	$5,654	$10,450	$12,932

Basic earnings per share	$0.24	$0.29	$0.53	$0.66

Diluted earnings per share	$0.24	$0.28	$0.52	$0.64

(1)	Per share data as of June 30, 2008 is adjusted for the 8% stock dividend from August 2008
     See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance at January 1, 2008	$—	$173	$195,649	$59,489	$(2,255)	$253,056
Cumulative effect of adoption of EITF 06-4	—	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	—	12,932	—	12,932
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of ($334)	—	—	—	—	(633)	(633)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	92	92

Comprehensive income						12,391
Issuance of 1,170,506 (stock dividend adjusted) common shares pursuant to acquisition of Centennial Bancshares, Inc.	—	10	24,245	—	—	24,255
Net issuance of 10,096 shares (stock dividend adjusted) of common stock from exercise of stock options	—	—	68	—	—	68
Tax benefit from stock options exercised	—	—	50	—	—	50
Share-based compensation	—	—	236	—	—	236
Cash dividends — Common Stock, $0.097 per share (stock dividend adjusted)	—	—	—	(1,925)	—	(1,925)

Balances at June 30, 2008 (unaudited)	—	183	220,248	70,220	(2,796)	287,855
Comprehensive income (loss):
Net income	—	—	—	(2,816)	—	(2,816)
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $997	—	—	—	—	(579)	(579)

Comprehensive income						(3,395)
Net issuance of 49,508 shares of common stock from exercise of stock options	—	—	378	—	—	378
Disgorgement of profits	—	1	89	—	—	90
Tax benefit from stock options exercised	—	—	366	—	—	366
Share-based compensation	—	—	242	—	—	242
Cash dividends — Common Stock, $0.125 per share	—	—	—	(2,479)	—	(2,479)
8% Stock dividend — Common Stock	—	15	32,258	(32,286)	—	(13)

Balances at December 31, 2008	—	199	253,581	32,639	(3,375)	283,044
     See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Six Months Ended June 30, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Comprehensive income (loss):
Net income	—	—	—	11,686	—	11,686
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $1,053	—	—	—	—	1,632	1,632

Comprehensive income						13,318
Issuance of 50,000 shares of preferred stock and a warrant for 288,129 shares of common stock	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 43,131 shares of common stock from exercise of stock options	—	—	301	—	—	301
Tax benefit from stock options exercised	—	—	237	—	—	237
Share-based compensation	—	—	(16)	—	—	(16)
Cash dividend — Preferred Stock - 5%	—	—	—	(1,145)	—	(1,145)
Cash dividends — Common Stock, $0.120 per share	—	—	—	(2,385)	—	(2,385)

Balances at June 30, 2009 (unaudited)	$49,185	$199	$255,009	$40,704	$(1,743)	$343,354

     See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2009	2008
	(Unaudited)
Operating Activities
Net income	$11,686	$12,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,653	2,753
Amortization/accretion	1,421	1,314
Share-based compensation	(16)	236
Tax benefits from stock options exercised	(237)	(50)
Loss on assets	160	2,398
Gain on sale of equity investment	—	(6,102)
Provision for loan loss	3,750	5,513
Deferred income tax benefit	545	(1,117)
Equity in income of unconsolidated affiliates	—	(102)
Increase in cash value of life insurance	(1,051)	(1,098)
Originations of mortgage loans held for sale	(113,130)	(73,730)
Proceeds from sales of mortgage loans held for sale	105,492	72,684
Changes in assets and liabilities:
Accrued interest receivable	275	1,524
Other assets	(4,044)	(2,082)
Accrued interest payable and other liabilities	9,140	(3,990)

Net cash provided by operating activities	16,644	11,083

Investing Activities
Net (increase) decrease in federal funds sold	(23,940)	(4,570)
Net (increase) decrease in loans	(23,559)	(155,154)
Purchases of investment securities — available for sale	(35,765)	(55,164)
Proceeds from maturities of investment securities — available for sale	60,554	124,522
Proceeds from sale of investment securities — available for sale	22,972	—
Proceeds from sale of loans	—	1,904
Proceeds from foreclosed assets held for sale	1,406	697
Purchases of premises and equipment, net	(969)	(2,384)
Acquisition of Centennial Bancshares, Inc., net funds received	(3,100)	1,663
Proceeds from sale of investment in unconsolidated affiliate	—	19,862

Net cash used in investing activities	(2,401)	(68,624)

Financing Activities
Net increase (decrease) in deposits	(15,843)	130,460
Net increase (decrease) in securities sold under agreements to repurchase	(48,157)	(3,707)
Net increase (decrease) in federal funds purchased	—	(7,922)
Net increase (decrease) in FHLB and other borrowed funds	(5,335)	(48,744)
Proceeds from exercise of stock options	301	68
Proceeds from issuance of preferred stock and common stock warrant	50,000	—
Tax benefits from stock options exercised	237	50
Dividends paid preferred stock	(1,145)	—
Dividends paid common stock	(2,385)	(1,925)

Net cash (used in) provided by financing activities	(22,327)	68,280

Net change in cash and cash equivalents	(8,084)	10,739
Cash and cash equivalents — beginning of year	54,168	55,021

Cash and cash equivalents — end of period	$46,084	$65,760

     See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary — Centennial Bank (the Bank). During 2009, the Company completed the combination of its former bank charters into a single charter, adopting Centennial Bank as the common name. The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwestern Florida. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
     A summary of the significant accounting policies of the Company follows:
Operating Segments
     Community banking is the Company’s only operating segment. No revenues are derived from foreign countries and no single external customer comprises more than 10% of the Company’s revenues.
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
Investments in Unconsolidated Affiliates
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at June 30, 2009 and December 31, 2008. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.

The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of June 30, 2009 and 2008, and for the three-month and six-month periods then ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Assets	$47,424	$47,424	$47,424	$47,424
Liabilities	46,000	46,000	46,000	46,000
Equity	1,424	1,424	1,424	1,424
Net income (loss)	—	—	—	163
Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year per share amounts have been adjusted for the stock dividend which occurred in August of 2008. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Net income available to common stockholders	$4,771	$5,654	$10,450	$12,932

Average shares outstanding	19,888	19,810	19,875	19,806
Effect of potential share issuance for acquisition earn out	—	196	—	196
Effect of common stock options	234	292	246	298

Diluted shares outstanding	20,122	20,298	20,121	20,300

Basic earnings per common share	$0.24	$0.29	$0.53	$0.66
Diluted earnings per common share	$0.24	$0.28	$0.52	$0.64

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
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2009
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$23,446	$209	$(49)	$23,606
Mortgage-backed securities	143,627	2,313	(2,494)	143,446
State and political subdivisions	139,889	1,540	(3,097)	138,332
Other securities	5,845	—	(1,240)	4,605

Total	$312,807	$4,062	$(6,880)	$309,989

	December 31, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

     Assets, principally investment securities, having a carrying value of approximately $183.3 million and $187.5 million at June 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $65.2 million and $113.4 million at June 30, 2009 and December 31, 2008, respectively.

     During the three-month and six-month period ended June 30, 2009, $23.0 million in available for sale securities were sold. The gross realized gains and losses on these sales totaled $890,000 and $893,000, respectively. The income tax expense/benefit related to net security gains and losses was 39.225% of the gross amounts.
     During the three-month and six-month period ended June 30, 2008 no available for sale securities were sold.
     The amortized cost and estimated fair value of securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$116,247	$115,633
Due after one year through five years	133,319	132,947
Due after five years through ten years	41,083	39,137
Due after ten years	22,158	22,272

Total	$312,807	$309,989

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of paragraph 16 of SFAS No. 115, Staff Accounting Bulletin 59 and FASB Staff Position No. 115-1. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost bases, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
     No securities were deemed by management to have other-than-temporary impairment for the six month periods ended June 30, 2009, besides securities for which impairment was taken in prior periods. During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment, the security was written-down by $2.1 million or $0.06 diluted earnings per share (stock dividend adjusted) for the second quarter of 2008. In the last half of 2008, it became known that this security as well as another investment security in the other securities category had become worthless. The total charge-off on these securities totaled $3.8 million or $0.12 diluted earnings per share for the second half of 2008. These investment securities were a pool of other financial holding companies’ subordinated debentures throughout the country. These investments were deemed worthless as a result of the current banking crisis. Several of the financial holding companies in these pools defaulted due to their closure by the federal government. Additionally, several other financial holding companies in these pools began deferring their quarterly payments as a result of stressed capital levels. These were the only two securities of this type owned by the Company.

     For the period ended June 30, 2009, the Company had $5.7 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $5.7 million in unrealized losses are $3.3 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 79.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of the periods ended June 30, 2009 and December 31, 2008:

	June 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$2,764	$47	$284	$2	$3,048	$49
Mortgage-backed securities	24,602	381	17,385	2,113	41,987	2,494
State and political subdivisions	31,525	742	23,514	2,355	55,039	3,097
Other securities	—	—	1,674	1,240	1,674	1,240

Total	$58,891	$1,170	$42,857	$5,710	$101,748	$6,880

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$2,385	$7	$—	$—	$2,385	$7
Mortgage-backed securities	32,915	906	52,000	2,611	84,915	3,517
State and political subdivisions	55,162	3,091	6,605	1,188	61,767	4,279
Other securities	1,152	157	1,721	1,066	2,873	1,223

Total	$91,614	$4,161	$60,326	$4,865	$151,940	$9,026

4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$794,675	$816,603
Construction/land development	347,028	320,398
Agricultural	38,379	23,603
Residential real estate loans
Residential 1-4 family	407,642	391,255
Multifamily residential	72,673	56,440

Total real estate	1,660,397	1,608,299
Consumer	41,814	46,615
Commercial and industrial	224,043	255,153
Agricultural	21,566	23,625
Other	24,884	22,540

Total loans receivable before allowance for loan losses	1,972,704	1,956,232
Allowance for loan losses	41,804	40,385

Total loans receivable, net	$1,930,900	$1,915,847

     The following is a summary of activity within the allowance for loan losses:

	2009	2008
	(In thousands)
Balance, beginning of year	$40,385	$29,406
Additions
Provision charged to expense	3,750	5,513
Allowance for loan loss of Centennial Bancshares, Inc.	—	3,382

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $1,008 and $1,368 for the first six months of 2009 and 2008, respectively	2,331	1,738

Balance, June 30	$41,804	36,563

Additions
Provision charged to expense		21,503

Net (recoveries) loans charged off
Losses charged to allowance, net of recoveries of $133 for the last six months of 2008		17,681

Balance, end of year		$40,385

     At June 30, 2009 and December 31, 2008, accruing loans delinquent 90 days or more totaled $5.3 million and $1.4 million, respectively. Non-accruing loans at June 30, 2009 and December 31, 2008 were $30.0 million and $28.5 million, respectively.

     The Company did not sell any of the guaranteed portions of SBA loans during 2009 or the second quarter of 2008. During the first quarter of 2008, the Company sold $1.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $101,000.
     Mortgage loans held for sale of approximately $14.0 million and $6.4 million at June 30, 2009 and December 31, 2008, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At June 30, 2009 and December 31, 2008, impaired loans totaled $43.0 million and $31.5 million, respectively. As of June 30, 2009 and 2008, average impaired loans were $38.3 million and $24.5 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $12.7 million and $10.9 million at June 30, 2009 and December 31, 2008, respectively. Interest recognized on impaired loans during the six months ended June 30, 2009 and 2008 was $910,000 and $806,000, respectively.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the six-month period ended June 30, 2009 and for the year ended December 31, 2008, were as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Goodwill
Balance, beginning of period	$50,038	$37,527
Acquisition of Centennial Bancshares, Inc.	3,100	12,322
Prior Acquisition (deferred taxes)	—	189
Charter consolidation	(99)	—

Balance, end of period	$53,039	$50,038

	2009	2008
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$6,547	$7,702
Acquisition of Centennial Bancshares, Inc.	—	694
Amortization expense	(925)	(925)

Balance, June 30	$5,622	7,471

Amortization expense		(924)

Balance, end of year		$6,547

     The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2009 and December 31, 2008 were:

	June 30,	December 31,
	2009	2008
	(In thousands)
Gross carrying amount	$14,151	$14,151
Accumulated amortization	8,529	7,604

Net carrying amount	$5,622	$6,547

     Core deposit and other intangible amortization for the six months ended June 30, 2009 and 2008 was approximately $925,000. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2009 through 2013 is: 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; 2012 — $619,000; and 2013 — $619,000.
     Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $506.9 million and $500.7 million at June 30, 2009 and December 31, 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.5 million and $5.0 million for the three months ended June 30, 2009 and 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.1 million and $10.7 million for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009 and December 31, 2008, brokered deposits were $77.6 million and $111.0 million, respectively.
     Deposits totaling approximately $223.6 million and $278.2 million at June 30, 2009 and December 31, 2008, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: Securities Sold Under Agreements to Repurchase
     From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Company has entered into repurchase agreements with certain business customers. This involves the “selling” of one or more of the securities in the Company’s investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid by the Company for the subject period of time. At June 30, 2009 and December 31, 2008, securities sold under agreements to repurchase totaled $65.2 million and $113.4 million, respectively.
8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $277.6 million and $283.0 million at June 30, 2009 and December 31, 2008, respectively. These outstanding balances include no short-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.185% and are secured by loans and investments securities. The Company has one floating rate advance with a rate of 0.789%. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

9: Subordinated Debentures
     Subordinated Debentures at June 30, 2009 and December 31, 2008 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,198	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total subordinated debt	$47,530	$47,575

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

10: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(In thousands)
Current:
Federal	$454	$1,829	$3,876	$6,174
State	42	366	690	1,091

Total current	496	2,195	4,566	7,265

Deferred:
Federal	1,440	315	454	(930)
State	286	43	91	(187)

Total deferred	1,726	358	545	(1,117)

Provision for income taxes	$2,222	$2,553	$5,111	$6,148

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(7.57)	(4.97)	(6.77)	(4.17)
Cash value of life insurance	(2.62)	(2.18)	(2.19)	(2.01)
State income taxes, net of federal benefit	2.78	3.24	3.03	3.08
Other	1.41	0.02	1.36	0.32

Effective income tax rate	29.00%	31.11%	30.43%	32.22%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$16,303	$15,772
Deferred compensation	785	640
Stock options	528	514
Non-accrual interest income	901	358
Impairment of investment securities	39	2,364
Unrealized loss on securities	1,125	2,178
Net operating loss carryforward	—	119
Other	598	514

Gross deferred tax assets	20,279	22,459

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,327	2,519
Core deposit intangibles	2,140	2,486
FHLB dividends	847	843
Other	296	344

Gross deferred tax liabilities	5,610	6,192

Net deferred tax assets	$14,669	$16,267

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
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $251,000 as of June 30, 2009. The intrinsic value of the stock options outstanding and stock options vested at June 30, 2009 was $7.2 million and $5.1 million, respectively. The intrinsic value of the stock options exercised during the three-month and six-month periods ended June 30, 2009 was approximately $542,000 and $607,000, respectively.
     The table below summarized the transactions under the Company’s stock option plans at June 30, 2009 and December 31, 2008 and changes during the six-month period and year then ended, respectively:

	For the Six Months Ended		For the Year Ended
	June 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,069	$11.72	1,096	$11.12
Granted	—	—	51	19.47
Forfeited	(39)	12.18	(16)	11.57
Exercised	(43)	7.00	(60)	7.49
Expired	—	—	(2)	8.02

Outstanding, end of period	987	11.91	1,069	11.72

Exercisable, end of period	599	$10.59	592	$9.88

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the six-months ended June 30, 2009. The weighted-average fair value of options granted during the year-ended December 31, 2008, was $2.62. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended	For the Year Ended
	June 30, 2009	December 31, 2008
Expected dividend yield	Not applicable	0.98%
Expected stock price volatility	Not applicable	3.13%
Risk-free interest rate	Not applicable	3.35%
Expected life of options	Not applicable	6.4 years

     The following is a summary of currently outstanding and exercisable options at June 30, 2009:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price
$5.69 to $6.19	14	2.14	$5.85	13	$5.85
$6.79 to $7.71	174	3.24	6.85	174	6.85
$8.64 to $9.55	100	4.05	9.43	100	9.43
$10.50 to $10.81	52	6.04	10.59	52	10.59
$10.50 to $10.81	199	7.47	11.73	196	11.73
$12.20 to $12.20	298	6.71	12.20	3	12.20
$18.32 to $19.60	102	7.76	19.26	33	19.36
$20.35 to $20.48	21	7.82	20.43	6	20.42
$22.36 to $25.01	27	7.89	22.86	22	22.36

	987			599

12. Non-Interest Expense
     The table below shows the components of non-interest expense for three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and employee benefits	$8,432	$8,931	$17,376	$18,209
Occupancy and equipment	2,667	2,726	5,344	5,428
Data processing expense	844	833	1,651	1,619
Other operating expenses:
Advertising	856	691	1,456	1,305
Merger expenses	896	—	1,638	—
Amortization of intangibles	462	463	925	925
Amortization of mortgage servicing rights	218	147	365	294
Electronic banking expense	889	823	1,752	1,575
Directors’ fees	237	231	521	462
Due from bank service charges	107	82	207	144
FDIC and state assessment	1,949	429	2,914	801
Insurance	271	235	568	463
Legal and accounting	368	316	803	596
Mortgage servicing expense	78	74	150	161
Other professional fees	250	444	509	1,277
Operating supplies	192	245	405	489
Postage	173	188	349	368
Telephone	181	233	359	464
Other expense	1,228	1,406	2,298	2,600

Total other operating expenses	8,355	6,007	15,219	11,924

Total non-interest expense	$20,298	$18,497	$39,590	$37,180

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
14: Significant Estimates and Concentrations
     Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 6.
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
     At June 30, 2009 and December 31, 2008, commitments to extend credit of $276.6 million and $351.2 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2009 and December 31, 2008, is $15.7 million and $18.0 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company.

16: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Bank is also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2009, the Company did not request any dividends form its banking subsidiary. Beginning in the third quarter of 2009, the Company anticipates it will request a dividend equal to 50% of the current year earnings for the last half of the year. This anticipated dividend is within the regulatory agency’s dividend levels.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2009, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio was 13.21%, 15.07%, and 16.32%, respectively, as of June 30, 2009.
17: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008. On March 11, 2009, the Company settled the contingent consideration for $3.1 million which was paid to the Centennial stockholders in cash. The following is summary of the Company’s additional cash flow information during the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Interest paid	$10,513	$14,934	$21,810	$33,374
Income taxes paid	—	10,100	—	10,750
Assets acquired by foreclosure	2,969	872	12,394	1,164

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
     Available for sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. At the beginning of the year 2008, our Level 3 securities included two investment securities which became worthless during the year. As a result, we wrote them down by $5.9 million in 2008 to a value of zero. As of year end 2008 and June 30, 2009, Level 3 securities were immaterial.
     Impaired loans are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $30.3 million and $20.6 million as of June 30, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of June 30, 2009 and December 31, 2008, the fair value of foreclosed assets held for sale, less estimated costs to sell was $17.6 million and $6.8 million, respectively.

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

	June 30, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$46,084	$46,084
Federal funds sold	31,805	31,805
Net loans receivable, net of impaired loans	1,900,641	1,899,595
Accrued interest receivable	12,840	12,840

Financial liabilities:
Deposits:
Demand and non-interest bearing	$294,339	$294,339
Savings and interest-bearing transaction accounts	661,387	661,387
Time deposits	876,339	883,378
Federal funds purchased	—	—
Securities sold under agreements to repurchase	65,232	65,232
FHLB and other borrowed funds	277,640	280,149
Accrued interest payable	4,577	4,577
Subordinated debentures	47,530	61,869

	December 31, 2008
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,168	$54,168
Federal funds sold	7,865	7,865
Net loans receivable, net of impaired loans	1,895,273	1,891,254
Accrued interest receivable	13,115	13,115

Financial liabilities:
Deposits:
Demand and non-interest bearing	$249,349	$249,349
Savings and interest-bearing transaction accounts	656,758	656,758
Time deposits	941,801	952,758
Federal funds purchased	—	—
Securities sold under agreements to repurchase	113,389	113,389
FHLB and other borrowed funds	282,975	287,280
Accrued interest payable	4,888	4,888
Subordinated debentures	47,575	59,623

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
     On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
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
     The adoption of these FSP’s did not have a material effect on the Company’s results of operations or financial position.
     In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.

     In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.
     In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.
20. Subsequent Events
     Subsequent events have been evaluated through August 5, 2009, which is the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2009 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
August 5, 2009

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary. As of June 30, 2009, we had, on a consolidated basis, total assets of $2.58 billion, loans receivable of $1.97 billion, total deposits of $1.83 billion, and stockholders’ equity of $343.4 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits are our primary source of funding. Our largest expenses are interest on these deposits and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Per share amounts for June 30, 2008 have been adjusted for the 8% stock dividend which occurred in August of 2008.
Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Total assets	$2,579,926	$2,611,619	$2,579,926	$2,611,619
Loans receivable	1,972,704	1,951,272	1,972,704	1,951,272
Total deposits	1,832,065	1,901,803	1,832,065	1,901,803
Net income	5,441	5,654	11,686	12,932
Net income available to common stockholders	4,771	5,654	10,450	12,932
Basic earnings per common share	0.24	0.29	0.53	0.66
Diluted earnings per common share	0.24	0.28	0.52	0.64
Diluted cash earnings per common share (1)	0.25	0.29	0.55	0.66
Annualized net interest margin — FTE	4.08%	3.89%	4.01%	3.83%
Efficiency ratio	62.70	64.04	62.44	57.33
Annualized return on average assets	0.84	0.89	0.91	1.02
Annualized return on average common equity	6.53	7.91	7.26	9.12

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per common share.

Overview
Results of Operations for Three Months Ended June 30, 2009 and 2008
     Our net income decreased 3.8% to $5.4 million for the three-month period ended June 30, 2009, from $5.7 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 14.3% to $0.24 for the three-month period ended June 30, 2009, as compared to $0.28 (stock dividend adjusted) for the same period in 2008.
     During the three months ended June 30, 2009, we incurred merger expenses and a special assessment from the FDIC. Excluding the $1.3 million after tax or $0.06 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the three-month period ended June 30, 2009 were $6.7 million and $0.30, respectively.
     During the three months ended June 30, 2008, we conducted an efficiency study and incurred an investment security impairment. Excluding the $1.4 million after tax or $0.07 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the three-month period ended June 30, 2008 were $7.0 million and $0.35, respectively.
     The $341,000 decrease in core earnings is primarily associated with the higher provision for loan losses, recurring increase in FDIC and state assessment fees and lower dividend yields offset by a 19 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income
     Our annualized return on average assets was 0.84% for the three months ended June 30, 2009, compared to 0.89% the same period in 2008, respectively. Our annualized return on average common equity was 6.53% for the three months ended June 30, 2009, compared to 7.91% for the same period in 2008, respectively.
     Excluding the after tax $1.3 million and the after tax $1.4 million of non-core expenses in 2009 and 2008, respectively, our core return on average assets would have been 1.05% and 1.11% for the three months ended June 30, 2009 and 2008, respectively. While our core return on average common equity would have been 8.24% and 9.84% for the three months ended June 30, 2009 and 2008, respectively. These 2009 lower ratio’s were primarily due to the previously discussed changes in core earnings for the three month period ended June 30, 2009, compared to the same period in 2008.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.08% for the three months ended June 30, 2009, compared to 3.89% for the same period in 2008, respectively. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans combined with the proceeds from our issuance of $50.0 million of Fixed Rate Cumulative Perpetual Preferred Stock Series A to the United States Department of Treasury under the Capital Purchase Program allowed the Company to expand net interest margin.
     Our efficiency ratio was 62.70% for the three months ended June 30, 2009, compared to 64.04% for the same period in 2008. Excluding the after tax $1.3 million and the after tax $1.4 million of non-core expenses in 2009 and 2008, respectively, our efficiency ratio would have been 56.20% and 59.00% for the three months ended June 30, 2009 and 2008, respectively. This positive progress was primarily due to our ability to raise net interest margin and the continued improvement of our overall operations.
Results of Operations for Six Months Ended June 30, 2009 and 2008
     Our net income decreased 9.6% to $11.7 million for the six-month period ended June 30, 2009, from $12.9 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 18.8% to $0.52 for the six-month period ended June 30, 2009, as compared to $0.64 (stock dividend adjusted) for the same period in 2008.

     During the first six months of 2009, we incurred merger expenses and a special assessment from the FDIC. Excluding the $1.7 million after tax or $0.08 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the six-month period ended June 30, 2009 were $13.4 million and $0.60, respectively.
     During the first six months of 2008, we sold our investment in White River Bancshares, conducted an efficiency study and incurred an investment security impairment. Excluding the $2.0 million after tax or $0.10 diluted earnings per share positive combined impact of these three non-core items, core net income and core diluted earnings per common share for the six-month period ended June 30, 2008 were $10.9 million and $0.54, respectively.
     The $2.5 million increase in core earnings is primarily associated with the lower provision for loan losses, a 18 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income offset by the recurring increase in FDIC and state assessment fees and lower dividend yields.
     Our annualized return on average assets was 0.91% for the six months ended June 30, 2009, compared to 1.02% for the same period in 2008, respectively. Our annualized return on average common equity was 7.26% for the six months ended June 30, 2009, compared to 9.12% for the same period in 2008, respectively.
     Excluding the after tax $1.7 million of non-core expenses in 2009 and the after tax $2.0 million of combined net non-core earnings in 2008, our core return on average assets would have been 1.04% and 0.86% for the six months ended June 30, 2009 and 2008, respectively. While our core return on average common equity would have been 8.45% and 7.76% for the six months ended June 30, 2009 and 2008, respectively. The 2009 improvements were primarily due to the previously discussed changes in core earnings for the six month period ended June 30, 2009, compared to the same period in 2008.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.01% for the six months ended June 30, 2009, compared to 3.83% for the same period in 2008, respectively. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans combined with the proceeds from our issuance of $50.0 million of Fixed Rate Cumulative Perpetual Preferred Stock Series A to the United States Department of Treasury under the Capital Purchase Program allowed the Company to expand net interest margin.
     Our efficiency ratio was 62.44% for the six months ended June 30, 2009, compared to 57.33% for the same period in 2008. Excluding the after tax $1.7 million of non-core expenses in 2009 and the after tax $2.0 million of combined net non-core earnings in 2008, our efficiency ratio would have been 57.92% and 59.78% for the six months ended June 30, 2009 and 2008, respectively. This positive progress was primarily due to our ability to raise net interest margin and the continued improvement of our overall operations.
Financial Condition as of and for the Period Ended June 30, 2009 and December 31, 2008
     Our total assets as of June 30, 2009 were effectively unchanged from the $2.58 billion reported as of December 31, 2008. Our loan portfolio increased slightly by $16.5 million, an annualized growth of 1.7%, to $1.97 billion as of June 30, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $60.3 million to $343.4 million as of June 30, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury combined with retained earnings for the first six months of 2009. Excluding the issuance of the $50.0 million of preferred stock the annualized growth in stockholders equity for the first six months of 2009 was 7.3%

      As of June 30, 2009, our non-performing loans increased to $35.3 million, or 1.79%, of total loans from $29.9 million, or 1.53%, of total loans as of December 31, 2008. The allowance for loan losses as a percent of non-performing loans decreased to 119% as of June 30, 2009, compared to 135% from December 31, 2008. Unfavorable economic conditions continue in the Florida market. Non-performing loans in Florida were $24.1 million at June 30, 2009 compared to $17.3 million as of December 31, 2008.
     As of June 30, 2009, our non-performing assets increased to $52.9 million, or 2.05%, of total assets from $36.7 million, or 1.42%, of total assets as of December 31, 2008. The increase in non-performing assets is primarily the result of the struggling economy, particularly Florida. Non-performing assets in Florida were $37.2 million at June 30, 2009 compared to $22.0 million as of December 31, 2008.
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
     As a result of the evaluation process for cost saving opportunities under the efficiency study, three existing Arkansas branches were closed during the second quarter of 2009. The locations closed were located in New Edinburg, Kingsland and one of our two Heights neighborhood locations in Little Rock.
Charter Consolidation
     In July 2008, management of Home BancShares, Inc. approved the combining of all six of the Company’s individually charted banks into one charter. All of the banks would adopt Centennial Bank as their common name.
     In the fourth quarter of 2008, First State Bank and Marine Bank consolidated and adopted Centennial Bank as its new name. Community Bank and Bank of Mountain View were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009. All of the banks now have the same name, logo and charter allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed to our community banking philosophy and will continue to rely on local management and boards of directors.
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company. Since we were not utilizing any of the additional permitted activities allowed to our financial holding company status, this will not change any of our current business practices.
Results of Operations
For Three Months Ended June 30, 2009 and 2008
     Our net income decreased 3.8% to $5.4 million for the three-month period ended June 30, 2009, from $5.7 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 14.3% to $0.24 for the three-month period ended June 30, 2009, as compared to $0.28 (stock dividend adjusted) for the same period in 2008.
     During the three months ended June 30, 2009, we incurred merger expenses and a special assessment from the FDIC. Excluding the $1.3 million after tax or $0.06 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the three-month period ended June 30, 2009 were $6.7 million and $0.30, respectively.
     During the three months ended June 30, 2008, we conducted an efficiency study and incurred an investment security impairment. Excluding the $1.4 million after tax or $0.07 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the three-month period ended June 30, 2008 were $7.0 million and $0.35, respectively.

     The $341,000 decrease in core earnings is primarily associated with the higher provision for loan losses, recurring increase in FDIC and state assessment fees and lower dividend yields offset by a 19 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income
For Six Months Ended June 30, 2009 and 2008
     Our net income decreased 9.6% to $11.7 million for the six-month period ended June 30, 2009, from $12.9 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 18.8% to $0.52 for the six-month period ended June 30, 2009, as compared to $0.64 (stock dividend adjusted) for the same period in 2008.
     During the first six months of 2009, we incurred merger expenses and a special assessment from the FDIC. Excluding the $1.7 million after tax or $0.08 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the six-month period ended June 30, 2009 were $13.4 million and $0.60, respectively.
     During the first six months of 2008, we sold our investment in White River Bancshares, conducted an efficiency study and incurred an investment security impairment. Excluding the $2.0 million after tax or $0.10 diluted earnings per share positive combined impact of these three non-core items, core net income and core diluted earnings per common share for the six-month period ended June 30, 2008 were $10.9 million and $0.54, respectively.
     The $2.5 million increase in core earnings is primarily associated with the lower provision for loan losses, a 18 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income offset by the recurring increase in FDIC and state assessment fees and lower dividend yields.
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

     Net interest income on a fully taxable equivalent basis increased $1.1 million, or 5.12%, to $23.6 million for the three-month period ended June 30, 2009, from $22.5 million for the same period in 2008. This increase in net interest income was the result of a $3.4 million decrease in interest income combined with a $4.5 million decrease in interest expense. The $3.4 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment offset by organic growth of our bank subsidiary. The repricing of our earning assets in the declining interest rate environment resulted in a $3.8 million decrease in interest income while the higher level of earning assets resulted in an improvement in interest income of $474,000, for the three-month period ended June 30, 2009. The $4.5 million decrease in interest expense for the three-month period ended June 30, 2009, is primarily the result our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. Our issuance of $50.0 million of preferred stock to the United States Department of Treasury allowed us to reduce our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $4.2 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $362,000.
     Net interest income on a fully taxable equivalent basis increased $2.3 million, or 5.18%, to $46.3 million for the six-month period ended June 30, 2009, from $44.0 million for the same period in 2008. This increase in net interest income was the result of a $8.5 million decrease in interest income combined with a $10.8 million decrease in interest expense. The $8.5 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment offset by organic growth of our bank subsidiary. The repricing of our earning assets in the declining interest rate environment resulted in a $10.3 million decrease in interest income while the higher level of earning assets resulted in an improvement in interest income of $1.8 million, for the six-month period ended June 30, 2009. The $10.8 million decrease in interest expense for the six-month period ended June 30, 2009, is primarily the result our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. Our issuance of $50.0 million of preferred stock to the United States Department of Treasury allowed us to reduce our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $10.3 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $493,000.
     Net interest margin, on a fully taxable equivalent basis, was 4.08% and 4.01% for the three and six months ended June 30, 2008 compared to 3.89% and 3.83% for the same periods in 2007, respectively. Our ability to improve pricing on our deposits and hold the decline of interest rates on loans to a minimum combined with the proceeds from our issuance of $50.0 million of preferred stock to the United States Department of Treasury allowed the Company to expand net interest margin. The issuance of the preferred stock increased net interest margin by approximately 6 basis points for 2009.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June, 2009 and 2008, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2009, compared to the same periods in 2008.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest income	$32,996	$36,540	$66,104	$74,936
Fully taxable equivalent adjustment	923	752	1,788	1,468

Interest income — fully taxable equivalent	33,919	37,292	67,892	76,404
Interest expense	10,275	14,799	21,572	32,364

Net interest income — fully taxable equivalent	$23,644	$22,493	$46,320	$44,040

Yield on earning assets — fully taxable equivalent	5.85%	6.44%	5.87%	6.65%
Cost of interest-bearing liabilities	2.11	2.94	2.20	3.22
Net interest spread — fully taxable equivalent	3.74	3.50	3.67	3.43
Net interest margin — fully taxable equivalent	4.08	3.89	4.01	3.83
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2009 vs. 2008	2009 vs. 2008
	(In thousands)
Increase in interest income due to change in earning assets	$474	$1,819
Decrease in interest income due to change in earning asset yields	3,847	10,331
Decrease in interest expense due to change in interest-bearing liabilities	362	493
Decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	4,162	10,299

Increase in net interest income	$1,151	$2,280

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2009 and 2008. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,854	$8	0.55%	$5,093	$37	2.92%
Federal funds sold	11,513	4	0.14	19,138	99	2.08
Investment securities — taxable	209,597	2,252	4.31	276,903	2,996	4.35
Investment securities — non-taxable	120,364	2,146	7.15	111,082	1,894	6.86
Loans receivable	1,979,837	29,509	5.98	1,915,404	32,266	6.78

Total interest-earning assets	2,327,165	33,919	5.85	2,327,620	37,292	6.44

Non-earning assets	263,118			241,757

Total assets	$2,590,283			$2,569,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$674,055	$1,176	0.70%	$698,084	$2,766	1.59%
Time deposits	872,895	5,955	2.74	924,671	8,853	3.85

Total interest-bearing deposits	1,546,950	7,131	1.85	1,622,755	11,619	2.88
Federal funds purchased	5,103	2	0.16	3,396	20	2.37
Securities sold under agreement to repurchase	72,037	124	0.69	108,589	367	1.36
FHLB borrowed funds	277,702	2,359	3.41	242,809	2,059	3.41
Subordinated debentures	47,543	659	5.56	47,633	734	6.20

Total interest-bearing liabilities	1,949,335	10,275	2.11	2,025,182	14,799	2.94

Non-interest bearing liabilities
Non-interest bearing deposits	285,637			242,148
Other liabilities	13,219			14,493

Total liabilities	2,248,191			2,281,823
Stockholders’ equity	342,092			287,554

Total liabilities and stockholders’ equity	$2,590,283			$2,569,377

Net interest spread			3.74%			3.50%
Net interest income and margin		$23,644	4.08%		$22,493	3.89%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$7,221	$20	0.56%	$5,245	$92	3.53%
Federal funds sold	12,673	11	0.18	20,919	265	2.55
Investment securities — taxable	220,130	4,905	4.49	300,502	6,758	4.52
Investment securities — non-taxable	118,723	4,210	7.15	110,198	3,720	6.79
Loans receivable	1,973,420	58,746	6.00	1,873,371	65,569	7.04

Total interest-earning assets	2,332,167	67,892	5.87	2,310,235	76,404	6.65

Non-earning assets	262,071			249,719

Total assets	$2,594,238			$2,559,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$670,687	$2,461	0.74%	$674,159	$6,171	1.84%
Time deposits	893,087	12,788	2.89	921,009	18,970	4.14

Total interest-bearing deposits	1,563,774	15,249	1.97	1,595,168	25,141	3.17
Federal funds purchased	4,450	4	0.18	4,987	89	3.59
Securities sold under agreement to repurchase	78,348	235	0.60	113,007	955	1.70
FHLB borrowed funds	279,280	4,749	3.43	259,583	4,634	3.59
Subordinated debentures	47,554	1,335	5.66	47,645	1,545	6.52

Total interest-bearing liabilities	1,973,406	21,572	2.20	2,020,390	32,364	3.22

Non-interest bearing liabilities
Non-interest bearing deposits	275,175			239,588
Other liabilities	10,517			14,825

Total liabilities	2,259,098			2,274,803
Stockholders’ equity	335,140			285,151

Total liabilities and stockholders’ equity	$2,594,238			$2,559,954

Net interest spread			3.67%			3.43%
Net interest income and margin		$46,320	4.01%		$44,040	3.83%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 over 2008			2009 over 2008
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$5	$(34)	$(29)	$26	$(98)	$(72)
Federal funds sold	(28)	(67)	(95)	(75)	(179)	(254)
Investment securities — taxable	(723)	(21)	(744)	(1,792)	(61)	(1,853)
Investment securities — non-taxable	163	89	252	296	194	490
Loans receivable	1,057	(3,814)	(2,757)	3,364	(10,187)	(6,823)

Total interest income	474	(3,847)	(3,373)	1,819	(10,331)	(8,512)

Interest expense:
Interest-bearing transaction and savings deposits	(92)	(1,498)	(1,590)	(32)	(3,678)	(3,710)
Time deposits	(473)	(2,425)	(2,898)	(559)	(5,623)	(6,182)
Federal funds purchased	7	(25)	(18)	(9)	(76)	(85)
Securities sold under agreement to repurchase	(99)	(144)	(243)	(232)	(488)	(720)
FHLB borrowed funds	296	4	300	342	(227)	115
Subordinated debentures	(1)	(74)	(75)	(3)	(207)	(210)

Total interest expense	(362)	(4,162)	(4,524)	(493)	(10,299)	(10,792)

Increase (decrease) in net interest income	$836	$315	$1,151	$2,312	$(32)	$2,280

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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing loans started the year at $3.3 million but ended the second quarter at $12.2 million and ended the year with a balance of $29.9 million. As of June 30, 2009, non-performing loans are $35.3 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $2.0 million, or 290.6%, to $2.8 million for the three-month period ended June 30, 2009, from $704,000 for the same period in 2008. Our provision for loan losses decreased $1.8 million, or 32.0%, to $3.8 million for the six-month period ended June 30, 2009, from $5.5 million for the same period in 2008. The provision for loan losses in our Florida market was approximately $2.5 million and $3.0 million for the three and six months ended June 30, 2009, respectively. The deterioration of the loan portfolio during this time required us to make these provisions to the allowance for loan loss to provide for charge-offs and problem credits.
Non-Interest Income
     Total non-interest income was $8.0 million for the three-month period ended June 30, 2009 compared to $5.7 million for the same period in 2008. Total non-interest income was $15.6 million for the six-month period ended June 30, 2009 compared to $19.2 million for the same period in 2008. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, data processing, mortgage lending, mortgage servicing, insurance, title fees, increase in cash value of life insurance and dividends.

     Table 5 measures the various components of our non-interest income for the three-month and six month periods ended June 30, 2009 and 2008, respectively, as well as changes for the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008.
Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2009 Change		June 30,		2009 Change
	2009	2008	from 2008		2009	2008	from 2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,633	$3,352	$281	8.4%	$7,007	$6,449	$558	8.7%
Other service charges and fees	1,841	1,699	142	8.4	3,625	3,462	222	6.5
Data processing fees	134	225	(91)	(40.4)	320	435	(115)	(26.4)
Mortgage lending income	815	706	109	15.4	1,695	1,338	248	17.1
Mortgage servicing income	191	217	(26)	(12.0)	391	448	(57)	(12.7)
Insurance commissions	198	184	14	7.6	455	456	(1)	(0.2)
Income from title services	151	189	(38)	(20.1)	291	357	(66)	(18.5)
Increase in cash value of life insurance	574	513	61	11.9	1,051	1,098	(47)	(4.3)
Dividends from FHLB, FRB & bankers’ bank	99	227	(128)	(56.4)	206	508	(302)	(59.4)
Equity in income (loss) of unconsolidated affiliates	—	—	—	0.0	—	102	(102)	(100.0)
Gain on sale of equity investment	—	—	—	0.0	—	6,102	(6,102)	(100.0)
Gain on sale of SBA loans	—	—	—	0.0	—	101	(101)	(100.0)
Gain (loss) on sale of premises and equipment, net	(19)	—	(19)	100.0	(12)	(2)	(10)	500.0
Gain (loss) on OREO, net	(28)	(50)	22	(44.0)	(145)	(430)	285	(66.3)
Gain (loss) on securities, net	(3)	(2,067)	2,064	(99.9)	(3)	(2,067)	2,064	(99.9)
Other income	404	472	(68)	(14.4)	724	844	(70)	(8.8)

Total non-interest income	$7,990	$5,667	$2,323	41.0%	$15,605	$19,201	$(3,596)	(18.7)%

     Non-interest income increased $2.3 million, or 41.0%, to $8.0 million for the three-month period ended June 30, 2009 from $5.7 million for the same period in 2008. Excluding the $2.1 million impairment loss on securities during the second quarter of 2008, we experienced an increase in core non-interest income of 256,000 or 3.3% for the second quarter of 2009.
     Non-interest income decreased $3.6 million, or 18.7%, to $15.6 million for the six-month period ended June 30, 2009 from $19.2 million for the same period in 2008. Excluding the $2.1 million impairment loss on securities and the sale of our investment in White River Bancshares during 2008, we experienced an increase in core non-interest income of 541,000 or 3.6% for 2009.
     The primary factors that resulted in these increases are an improved fee process for service charges on deposit accounts, increased mortgage lending associated with home owners refinancing in the current lower interest rate environment and reduced losses on OREO offset by lower dividend yields.
Non-Interest Expense
     Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2009 and 2008, as well as changes for the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008.
Table 6: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2009 Change		June 30,		2009 Change
	2009	2008	from 2008		2009	2008	from 2008
	(Dollars in thousands)
Salaries and employee benefits	$8,432	$8,931	$(499)	(5.6)%	$17,376	$18,209	$(833)	(4.6)%
Occupancy and equipment	2,667	2,726	(59)	(2.2)	5,344	5,428	(84)	(1.5)
Data processing expense	844	833	11	1.3	1,651	1,619	32	2.0
Other operating expenses:
Advertising	856	691	165	23.9	1,456	1,305	151	11.6
Merger expenses	896	—	896	100.0	1,638	—	1,638	100.0
Amortization of intangibles	462	463	(1)	(0.2)	925	925	—	0.0
Amortization of mortgage servicing rights	218	147	71	48.3	365	294	71	24.1
Electronic banking expense	889	823	66	8.0	1,752	1,575	177	11.2
Directors’ fees	237	231	6	2.6	521	462	59	12.8
Due from bank service charges	107	82	25	30.5	207	144	63	43.8
FDIC and state assessment	1,949	429	1,520	354.3	2,914	801	2,113	263.8
Insurance	271	235	36	15.3	568	463	105	22.7
Legal and accounting	368	316	52	16.5	803	596	207	34.7
Mortgage servicing expense	78	74	4	5.4	150	161	(11)	(6.8)
Other professional fees	250	444	(194)	(43.7)	509	1,277	(768)	(60.1)
Operating supplies	192	245	(53)	(21.6)	405	489	(84)	(17.2)
Postage	173	188	(15)	(8.0)	349	368	(19)	(5.2)
Telephone	181	233	(52)	(22.3)	359	464	(105)	(22.6)
Other expense	1,228	1,406	(178)	(12.7)	2,298	2,600	(302)	(11.6)

Total non-interest expense	$20,298	$18,497	$1,801	9.7%	$39,590	$37,180	$2,410	6.5%

     The Board of Directors of the FDIC have increased insured institutions’ normal recurring assessment and imposed a special assessment. These increased assessment fees are in response to the current banking crisis in the United States.
     Non-interest expense increased $1.8 million, or 9.7%, to $20.3 million for the three-month period ended June 30, 2009, from $18.5 million for the same period in 2008. During the three months ended June 30, 2009, we incurred $896,000 of merger expenses and a $1.2 million for the special assessment from the FDIC. During the three months ended June 30, 2008, we conducted an efficiency study for $200,000. Excluding these non-core items, core non-interest expense was $18.2 million for the three months ended June 30, 2009 compared to $18.3 million for the same period in 2008. This slight decrease is associated with the partial implementation of the efficiency study, particularly in $499,000 of reduced personnel costs. However, this progress was offset by the $432,000 recurring increase in FDIC and state assessment fees and the normal increase in cost of doing business.

     Non-interest expense increased $2.4 million, or 6.5%, to $39.6 million for the six-month period ended June 30, 2009, from $37.2 million for the same period in 2008. During the six months ended June 30, 2009, we incurred $1.6 million of merger expenses and a $1.2 million for the special assessment from the FDIC. During the six months ended June 30, 2008, we conducted an efficiency study for $860,000. Excluding these non-core items, core non-interest expense was $36.8 million for the six months ended June 30, 2009 compared to $36.3 million for the same period in 2008. This 1.3% increase is the result of the $1.1 million recurring increase in FDIC and state assessment fees and the normal increase in cost of doing business offset by the partial implementation of the efficiency study, particularly in $833,000 of reduced personnel costs.
     The efficiency study is expected to be fully implemented in the fourth quarter of 2009.
Income Taxes
     The provision for income taxes decreased $331,000, or 13.0%, to $2.2 million for the three-month period ended June 30, 2009, from $2.6 million as of June 30, 2008. The provision for income taxes decreased $1.0 million, or 16.9%, to $5.1 million for the six-month period ended June 30, 2009, from $6.1 million as of June 30, 2008. The effective income tax rate was 29.0% and 30.4% for the three-month and six-month periods ended June 30, 2009, compared to 31.1% and 32.2% for the same periods in 2008, respectively. The primary cause of this decrease is the result of our lower earnings which is tax-effected at a marginal rate of 39.225%.
Financial Condition as of and for the Period Ended June 30, 2009 and December 31, 2008
     Our total assets decreased $167,000, a decrease of 0.01%, to $2.58 billion as of June 30, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio increased $16.5 million, a growth of 0.8%, to $1.97 billion as of June 30, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $60.3 million, a growth of 21.3%, to $343.4 million as of June 30, 2009, compared to $283.0 million as of December 31, 2008. Asset and loan increases are primarily associated with the organic growth of our bank subsidiary. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury combined with retained earnings for the first quarter of 2009.
Loan Portfolio
     Our loan portfolio averaged $1.98 billion and $1.97 billion during the three-month and six-month periods ended June 30, 2009. Loans were $1.97 billion as of June 30, 2009, compared to $1.96 billion as of December 31, 2008, a modest annualized increase of 1.7%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weakening economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2008 and 2009, particularly Florida. The Florida market currently is approximately 92.1% secured by real estate and 16.5% of our total loan portfolio. The markets continue to experience pressure including the well-publicized sub-prime mortgage market. The Company has not or does not actively market or originate subprime mortgage loans.

     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$794,675	$816,603
Construction/land development	347,028	320,398
Agricultural	38,379	23,603
Residential real estate loans:
Residential 1-4 family	407,642	391,255
Multifamily residential	72,673	56,440

Total real estate	1,660,397	1,608,299
Consumer	41,814	46,615
Commercial and industrial	224,043	255,153
Agricultural	21,566	23,625
Other	24,884	22,540

Total loans receivable before allowance for loan losses	1,972,704	1,956,232
Less: Allowance for loan losses	41,804	40,385

Total loans receivable, net	$1,930,900	$1,915,847

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
     As of June 30, 2009, commercial real estate loans totaled $1.18 billion, or 59.8% of our loan portfolio, which is comparable to $1.16 billion, or 59.3% of our loan portfolio, as of December 31, 2008.
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

     As of June 30, 2009, we had $480.3 million, or 24.3% of our loan portfolio, in residential real estate loans, compared to the $447.7 million, or 22.9% of our loan portfolio, as of December 31, 2008. The changing market conditions have given our community bank the opportunity to retain more residential real estate loans. These loans normally have maturities of less than five years.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of June 30, 2009, our installment consumer loan portfolio totaled $41.8 million, or 2.1% of our total loan portfolio, compared to the $46.6 million, or 2.4% of our loan portfolio as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.
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
     As of June 30, 2009, commercial and industrial loans outstanding totaled $224.0 million, or 11.4% of our loan portfolio, compared to $255.2 million, or 13.0% of our loan portfolio, as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.
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

     Table 8 sets forth information with respect to our non-performing assets as of June 30, 2009 and December 31, 2008. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 8: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans	$29,977	$28,524
Loans past due 90 days or more (principal or interest payments)	5,291	1,374

Total non-performing loans	35,268	29,898

Other non-performing assets
Foreclosed assets held for sale	17,606	6,763
Other non-performing assets	2	16

Total other non-performing assets	17,608	6,779

Total non-performing assets	$52,876	$36,677

Allowance for loan losses to non-performing loans	118.53%	135.08%
Non-performing loans to total loans	1.79	1.53
Non-performing assets to total assets	2.05	1.42
     Our non-performing loans are comprised of non-accrual loans and loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improves. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
     Since December 31, 2007, the weakening real estate market, particularly in Florida, has and may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate at June 30, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2009.
     As of June 30, 2009, we had $38.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 8. Of the $38.1 million in restructured loans, $3.3 million are also reported as impaired loans. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure. Our Florida market contains $30.3 million of these restructured loans.
     Total foreclosed assets held for sale were $17.6 million as of June 30, 2009, compared to $6.8 million as of December 31, 2008 for an increase of $10.8 million. The increase is primarily the result of foreclosure on two Florida housing developments in the Keys. Each of the two housing developments has vacant lots and one completed model home. The $17.6 million in foreclosed assets held for sale is comprised of $13.1 million of assets located in Florida with the remaining $4.5 million of assets located in Arkansas. The Florida foreclosed assets includes a substantially vacant owner occupied commercial rental center in the Keys plus the two Florida housing developments. The properties are currently listed for sale with a broker.
     Total non-performing loans were $35.3 million as of June 30, 2009, compared to $29.9 million as of December 31, 2008 for an increase of $5.4 million. Non-performing loans are $24.1 million in the Florida market. The increase in non-performing loans is primarily from our Florida market.

     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $403,000 and $201,000 for the three-month periods ended June 30, 2009 and 2008, respectively, and $870,000 and $258,000 for the six-month periods ended June 30, 2009 and 2008, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month period ended June 30, 2009 and 2008 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2009, average impaired loans were $38.3 million compared to $24.5 million as of June 30, 2008. As of June 30, 2009, impaired loans were $43.0 million compared to $31.5 million as of December 31, 2008 for an increase of $11.5 million. The unfavorable economic conditions that are impacting our Florida market accounted for $6.0 million of the increase. Our Florida market accounted for $15.2 million of the impaired loans.
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
     Charge-offs and Recoveries. Total charge-offs decreased to $2.3 million for the three months ended June 30, 2009, compared to $2.5 million for the same period in 2008. Total charge-offs increased to $3.3 million for the six months ended June 30, 2009, compared to $3.1 million for the same period in 2008. Total recoveries decreased to $556,000 for the three months ended June 30, 2009, compared to $1.3 million for the same period in 2008. Total recoveries decreased to $1.0 million for the six months ended June 30, 2009, compared to $1.4 million for the same period in 2008. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and six-month periods ended June 30, 2009 and 2008.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$40,822	$37,075	$40,385	$29,406
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	830	—	986	16
Construction/land development	605	598	640	642
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	331	1,174	675	1,531
Multifamily residential	—	—	—	—

Total real estate	1,766	1,772	2,301	2,189
Consumer	338	66	740	166
Commercial and industrial	220	645	291	751
Agricultural	—	—	—	—
Other	—	—	7	—

Total loans charged off	2,324	2,483	3,339	3,106

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	104	1,156	107	1,160
Construction/land development	8	4	8	6
Agricultural	172	—	172	—
Residential real estate loans:
Residential 1-4 family	130	80	423	109
Multifamily residential	—	—	—	—

Total real estate	414	1,240	710	1,275
Consumer	111	22	258	56
Commercial and industrial	15	5	23	36
Agricultural	—	—	—	—
Other	16	—	17	1

Total recoveries	556	1,267	1,008	1,368

Net (recoveries) loans charged off	1,768	1,216	2,331	1,738
Allowance for loan loss of Centennial Bancshares, Inc.	—	—	—	3,382
Provision for loan losses	2,750	704	3,750	5,513

Balance, June 30	$41,804	$36,563	$41,804	$36,563

Net (recoveries) charge-offs to average loans	0.36%	0.26%	0.34%	0.09%
Allowance for loan losses to period end loans	2.12	1.87	2.12	1.87
Allowance for loan losses to net (recoveries) charge-offs	590	748	889	1,046

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
     The changes for the period ended June 30, 2009 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, net charge-offs during 2009 and normal changes in the outstanding loan portfolio for those products from December 31, 2008.
     Table 10 presents the allocation of allowance for loan losses as of June 30, 2009 and December 31, 2008.
Table 10: Allocation of Allowance for Loan Losses

	As of June 30, 2009		As of December 31, 2008
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$15,723	40.3%	$16,010	41.7%
Construction/land development	8,647	17.6	9,369	16.4
Agricultural	299	1.9	255	1.2
Residential real estate loans:
Residential 1-4 family	10,220	20.7	6,814	20.0
Multifamily residential	707	3.7	880	2.9

Total real estate	35,596	84.2	33,328	82.2
Consumer	630	2.1	848	2.4
Commercial and industrial	4,702	11.3	4,945	13.0
Agricultural	397	1.1	816	1.2
Other	—	1.3	—	1.2
Unallocated	479	—	448	—

Total	$41,804	100.0%	$40,385	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2009, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $310.0 million as of June 30, 2009, compared to $355.2 million as of December 31, 2008. The estimated effective duration of our securities portfolio was 3.2 as of June 30, 2009.
     As of June 30, 2009, $143.4 million, or 46.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $182.0 million, or 51.2%, of our available-for-sale securities as of December 31, 2008. To reduce our income tax burden, $138.3 million, or 44.6%, of our available-for-sale securities portfolio as of June 30, 2009, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $119.8 million, or 33.7%, of our available-for-sale securities as of December 31, 2008. Also, we had approximately $23.6 million, or 7.6%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2009, compared to $50.4 million, or 14.2%, of our available-for-sale securities as of December 31, 2008. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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

     Table 11 presents the carrying value and fair value of investment securities as of June 30, 2009 and December 31, 2008.
Table 11: Investment Securities

	As of June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$23,446	$209	$(49)	$23,606
Mortgage-backed securities	143,627	2,313	(2,494)	143,446
State and political subdivisions	139,889	1,540	(3,097)	138,332
Other securities	5,845	—	(1,240)	4,605

Total	$312,807	$4,062	$(6,880)	$309,989

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

Deposits
     Our deposits averaged $1.83 billion and $1.84 billion for the three-month and six-month periods ended June 30, 2009. Total deposits decreased $15.8 million, or a decrease of 0.9%, to $1.83 billion as of June 30, 2009, from $1.85 billion as of December 31, 2008. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of June 30, 2009 and December 31, 2008, brokered deposits were $77.6 million and $111.0 million, respectively. Included in these brokered deposits are $44.6 million and $39.9 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2009 and December 31, 2008, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

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
     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2009 and 2008.
Table 12: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2009		2008
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$285,637	—%	$242,148	—%
Interest-bearing transaction accounts	609,736	0.70	642,204	1.64
Savings deposits	64,319	0.69	55,880	1.06
Time deposits:
$100,000 or more	508,715	2.72	531,304	3.77
Other time deposits	364,180	2.75	393,367	3.97

Total	$1,832,587	1.56%	$1,864,903	2.51%

	Six Months Ended June 30,
	2009		2008
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$275,175	—%	$239,588	—%
Interest-bearing transaction accounts	608,739	0.75	619,365	1.91
Savings deposits	61,948	0.66	54,794	1.03
Time deposits:
$100,000 or more	502,411	2.85	528,536	4.08
Other time deposits	390,676	2.94	392,473	4.23

Total	$1,838,949	1.67%	$1,834,756	2.76%

Securities Sold Under Agreements to Repurchase
     During 2008, the U.S. regulatory agencies implemented the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program through December 31, 2009, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Since business non-interest bearing accounts currently have unlimited deposit insurance coverage, many of our business customers have chosen to move their money from repurchase agreements to non-interest bearing demand accounts to take advantage of this unlimited coverage. As a result, securities sold under agreements to repurchase decreased $48.2 million, or 42.5%, from $113.4 million as of December 31, 2008 to $65.2 million as of June 30, 2009.
FHLB Borrowed Funds
     Our FHLB borrowed funds were $277.6 million and $283.0 million at June 30, 2009 and December 31, 2008, respectively. These outstanding balances include no short-term advances. Our remaining FHLB borrowing capacity was $192.4 million and $191.5 million as of June 30, 2009 and December 31, 2008, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.5 million and $47.6 million as of June 30, 2009 and December 31, 2008, respectively.
     Table 13 reflects subordinated debentures as of June 30, 2009 and December 31, 2008, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	June 30,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,198	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$47,530	$47,575

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
Stockholders’ Equity
     Stockholders’ equity was $343.4 million at June 30, 2009 compared to $283.0 million at December 31, 2008, an increase of 60.3%. As of June 30, 2009 and December 31, 2008 our common equity to asset ratio was 11.4%. Book value per common share was $14.78 at June 30, 2009 compared to $14.25 at December 31, 2008, a 3.7% increase.
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
     Cash Dividends. We declared cash dividends on our common stock of $0.060 and $0.051 (stock dividend adjusted) per share for the three-month periods ended June 30, 2009 and 2008, respectively, and $0.120 and $0.097 (stock dividend adjusted) per share for the six-month periods ended June 30, 2009 and 2008, respectively. The common stock dividend payout ratio for the six months ended June 30, 2009 and 2008 was 20.4% and 14.9%, respectively. The common per share amounts are reflective of the 8% stock dividend during 2008. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share.
     Stock Dividends. On July 16, 2008, our Board of Directors declared an 8% stock dividend which was paid August 27, 2008 to stockholders of record as of August 13, 2008. Except for fractional shares, the holders of our common stock received 8% additional common stock on August 27, 2008. The common stockholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on August 28, 2008 times the fraction of a share they otherwise would have been entitled to.

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
     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares (stock dividend adjusted) of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of June 30, 2009, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
Liquidity and Capital Adequacy Requirements
     Risk-Based Capital. We as well as our bank subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and other discretionary actions by regulators that, if enforced, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2009 and December 31, 2008, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of June 30, 2009 and December 31, 2008.
Table 14: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$343,354	$283,044
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(56,223)	(53,803)
Unrealized loss on available-for-sale securities	1,743	3,375
Servicing assets	(153)	(189)

Total Tier 1 capital	334,721	278,427

Tier 2 capital
Qualifying allowance for loan losses	27,942	27,573

Total Tier 2 capital	27,942	27,573

Total risk-based capital	$362,663	$306,000

Average total assets for leverage ratio	$2,533,907	$2,562,044

Risk weighted assets	$2,221,537	$2,193,001

Ratios at end of period
Leverage ratio	13.21%	10.87%
Tier 1 risk-based capital	15.07	12.70
Total risk-based capital	16.32	13.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
     As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, our banking subsidiary and we must maintain minimum leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.

     Table 15 presents actual capital amounts and ratios as of June 30, 2009 and December 31, 2008, for our bank subsidiary and us.
Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2009
Leverage ratios:
Home BancShares	$334,721	13.21%	$101,354	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	251,001	9.92	101,210	4.00		126,513	5.00
Tier 1 capital ratios:
Home BancShares	$334,721	15.07%	$88,844	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	251,001	11.36	88,381	4.00		132,571	6.00
Total risk-based capital ratios:
Home BancShares	$362,663	16.32%	$177,776	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	278,806	12.61	176,879	8.00		221,099	10.00

As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

Non-GAAP Financial Measurements
     We had $58.7 million, $56.6 million, and $57.3 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2009, December 31, 2008 and June 30, 2008, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 16 through 20, respectively. Per share amounts for June 30, 2008 have been adjusted for the retroactive effect of the stock dividend which occurred in August of 2008.
Table 16: Diluted Cash Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
GAAP net income available to common stockholders	$4,771	$5,654	$10,450	$12,932
Intangible amortization after-tax	281	280	562	562

Cash earnings available to common stockholders	$5,052	$5,934	$11,012	$13,494

GAAP diluted earnings per share	$0.24	$0.28	$0.52	$0.64
Intangible amortization after-tax	0.01	0.01	0.03	0.02

Diluted cash earnings per share	$0.25	$0.29	$0.55	$0.66

Table 17: Tangible Book Value Per Share

	As of	As of
	June 30,	December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$14.78	$14.25
Tangible book value per common share: (A-C-D)/B	11.83	11.40

(A) Total common equity	$294,169	$283,044
(B) Common shares outstanding	19,903	19,860
(C) Goodwill	53,039	50,038
(D) Core deposit and other intangibles	5,622	6,547

Table 18: Cash Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Return on average assets: A/C	0.84%	0.89%	0.91%	1.02%
Cash return on average assets: B/(C-D)	0.91	0.95	0.97	1.08

(A) GAAP net income	$5,441	$5,654	$11,686	$12,932
Intangible amortization after-tax	281	280	562	562

(B) Cash earnings	$5,722	$5,934	$12,248	$13,494

(C) Average assets	$2,590,283	$2,569,377	$2,594,238	$2,559,954
(D) Average goodwill, core deposits and other intangible assets	58,977	57,552	58,804	57,825
Table 19: Cash Return on Average Tangible Common Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Return on average common equity: A/C	6.53%	7.91%	7.26%	9.12%
Return on average tangible common equity: B/(C-D)	8.66	10.38	9.57	11.94

(A) Net income available to common stockholders	$4,771	$5,654	$10,450	$12,932
(B) Cash earnings available to common stockholders	5,052	5,934	11,012	13,494
(C) Average common equity	292,935	287,554	290,079	285,151
(D) Average goodwill, core deposits and other intangible assets	58,977	57,522	58,010	57,825
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Equity to assets: B/A	13.31%	10.97%
Common equity to assets: C/A	11.40	10.97
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	9.34	8.97

(A) Total assets	$2,579,926	$2,580,093
(B) Total equity	343,354	283,044
(C) Total common equity	294,169	283,044
(D) Goodwill	53,039	50,038
(E) Core deposit and other intangibles	5,622	6,547

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
     On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an Other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
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
     The adoption of these FSP’s did not have a material effect on the Company’s results of operations or financial position.
     In May 2009, FASB issued SFAS No. 165 “Subsequent Events,” with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.

     In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently evaluating the impact of the adoption of this standard, but do not expect it have a material effect on the Company’s financial position or results of operation.
     In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of SFAS 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact of the adoption of this standard, but do not expect it have a material effect on the Company’s financial position or results of operation.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Liquidity and Market Risk Management
     Liquidity Management. Liquidity refers to the ability or the financial flexibility to manage future cash flows to meet the needs of depositors and borrowers and fund operations. Maintaining appropriate levels of liquidity allows us to have sufficient funds available for reserve requirements, customer demand for loans, withdrawal of deposit balances and maturities of deposits and other liabilities. Our primary source of liquidity at our holding company is dividends paid by our bank subsidiary. Applicable statutes and regulations impose restrictions on the amount of dividends that may be declared by our bank subsidiary. Further, any dividend payments are subject to the continuing ability of the bank subsidiary to maintain compliance with minimum federal regulatory capital requirements and to retain its characterization under federal regulations as a “well-capitalized” institution.
     Our bank subsidiary has potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers. Many of these obligations and commitments to fund future borrowings to our loans customers are expected to expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2009, our cash and cash equivalents were $46.1 million, or 1.8% of total assets, compared to $54.2 million, or 2.1% of total assets, as of December 31, 2008. Our investment securities and federal funds sold were $341.8 million, or 13.2% of total assets, as of June 30, 2009 and $363.1 million, or 14.1% of total assets, as of December 31, 2008.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $17.5 million and $84.1 million on an unsecured basis as of June 30, 2009 and December 31, 2008, respectively. These lines may be terminated by the respective lending institutions at any time. As a result of our recent charter consolidation, there is limited availability to borrow Fed funds on an unsecured basis.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $277.6 million and $283.0 million at June 30, 2009 and December 31, 2008, respectively. These outstanding balances include no short-term advances. Our FHLB borrowing capacity was $192.4 million and $191.5 million as of June 30, 2009 and December 31, 2008.
     We currently have a borrower in custody arrangement with the Federal Reserve. This arrangement provides us with the potential to obtain $82.6 million in borrowed funds from the Federal Reserve Bank. We have no borrowed funds under this agreement as of June 30, 2009.
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

     Asset/Liability Management. Our management actively measures and manages interest rate risk. The asset/liability committees of the boards of directors of our holding company and bank subsidiary are also responsible for approving our asset/liability management policies, overseeing the formulation and implementation of strategies to improve balance sheet positioning and earnings, and reviewing our interest rate sensitivity position.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2009, our gap position was slightly asset sensitive with a one-year cumulative repricing gap of 7.0%, compared to 4.1% as of December 31, 2008. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2009.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total

	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$4,553	$—	$—	$—	$—	$—	$—	$4,553
Federal funds sold	31,805	—	—	—	—	—	—	31,805
Investment securities	22,348	18,389	28,923	41,669	32,997	64,627	101,036	309,989
Loans receivable	651,153	121,424	148,485	346,411	407,862	294,214	3,155	1,972,704

Total earning assets	709,859	139,813	177,408	388,080	440,859	358,841	104,191	2,319,051

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,184	48,368	72,551	145,103	123,709	123,709	123,763	661,387
Time deposits	155,638	175,307	213,291	238,089	62,096	31,916	2	876,339
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	65,233	—	—	—	—	—	—	65,233
FHLB borrowed funds	20,147	10,022	8,121	51,957	72,323	94,075	20,995	277,640
Subordinated debentures	25,782	15	23	45	15	—	21,650	47,530

Total interest- bearing liabilities	290,984	233,712	293,986	435,194	258,143	249,700	166,410	1,928,129

Interest rate sensitivity gap	$418,875	$(93,899)	$(116,578)	$(47,114)	$182,716	$109,141	$(62,219)	$390,922

Cumulative interest rate sensitivity gap	$418,875	$324,976	$208,398	$161,284	$344,000	$453,141	$390,922
Cumulative rate sensitive assets to rate sensitive liabilities	244.0%	161.9%	125.5%	112.9%	122.8%	125.7%	120.3%
Cumulative gap as a % of total earning assets	18.1%	14.0%	9.0%	7.0%	14.8%	19.5%	16.9%

Item 4:	CONTROLS AND PROCEDURES
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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3:	Defaults Upon Senior Securities
     Not applicable.

Item 4:	Submission of Matters to a Vote of Security Holders
     The 2009 Annual Meeting of Shareholders of the Company was held on April 23, 2009. The following items of business were presented to stockholders:
(1)	S. Gene Cauley did not stand for re-election as a result of his resignation from the Board of Directors on April 3, 2009. The remaining eleven directors were elected as proposed in the Proxy Statement dated March 20, 2009, under the caption “Election of Directors” with votes cast as follows:

	Total Vote	Total Vote Withheld
	For Each Director	For Each Director
John W. Allison	16,296,993	250,157
Ron W. Strother	16,372,767	174,383
C. Randall Sims	16,382,247	164,903
Robert H. Adcock, Jr.	13,788,481	2,758,669
Richard H. Ashley	15,771,932	775,218
Dale A. Bruns	16,419,960	127,190
Richard A. Buckheim	16,367,098	180,052
Jack E. Engelkes	16,424,409	122,741
James G. Hinkle	16,383,749	163,401
Alex R. Lieblong	15,859,469	687,681
William G. Thompson	16,294,218	252,932
(2)	The Audit Committee’s selection and appointment of the accounting firm of BKD, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009 was ratified with votes cast as follows: 16,518,613 votes for, 19,215 votes against and 9,322 votes abstaining.

(3)	The Company’s executive compensation was approved as proposed in the Proxy Statement dated March 20, 2009, under the caption “Advisory (Non-binding) Vote Approving Executive Compensation” with votes cast as follows: 12,992,183 votes for, 175,144 votes against and 3,379,823 votes abstaining.

Item 5:	Other Information
     Not applicable.

Item 6:	Exhibits
15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date:	August 5, 2009	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	August 5, 2009	/s/ Randy E. Mayor

Randy E. Mayor, Chief Financial Officer