Form 10-Q
period 2009-09-30
HOME BANCSHARES INC
filed 2009-11-03
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009
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
Common Stock Issued and Outstanding: 25,683,707 shares as of October 30, 2009.

HOME BANCSHARES, INC.
FORM 10-Q
September 30, 2009

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$39,036	$46,765
Interest-bearing deposits with other banks	84,921	7,403

Cash and cash equivalents	123,957	54,168
Federal funds sold	660	7,865
Investment securities — available for sale	315,269	355,244
Loans receivable	1,971,039	1,956,232
Allowance for loan losses	(41,210)	(40,385)

Loans receivable, net	1,929,829	1,915,847
Bank premises and equipment, net	70,991	73,610
Foreclosed assets held for sale	19,111	6,763
Cash value of life insurance	51,742	50,201
Investments in unconsolidated affiliates	1,424	1,424
Accrued interest receivable	12,815	13,115
Deferred tax asset, net	13,423	16,267
Goodwill	53,039	50,038
Core deposit and other intangibles	5,160	6,547
Mortgage servicing rights	1,308	1,891
Other assets	33,008	27,113

Total assets	$2,631,736	$2,580,093

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$295,755	$249,349
Savings and interest-bearing transaction accounts	660,533	656,758
Time deposits	823,997	941,801

Total deposits	1,780,285	1,847,908
Federal funds purchased	—	—
Securities sold under agreements to repurchase	63,264	113,389
FHLB borrowed funds	282,550	282,975
Accrued interest payable and other liabilities	11,594	5,202
Subordinated debentures	47,507	47,575

Total liabilities	2,185,200	2,297,049

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at September 30, 2009; no shares issued and outstanding at December 31, 2008	49,230	—
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 24,931,268 in 2009 and 19,859,582 in 2008	249	199
Capital surplus	349,429	253,581
Retained earnings	46,074	32,639
Accumulated other comprehensive income (loss)	1,554	(3,375)

Total stockholders’ equity	446,536	283,044

Total liabilities and stockholders’ equity	$2,631,736	$2,580,093

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008
		(Unaudited)
Interest income:
Loans	$30,056	$31,831	$88,583	$97,285
Investment securities
Taxable	1,768	2,982	6,673	9,740
Tax-exempt	1,463	1,216	4,104	3,583
Deposits — other banks	7	35	27	127
Federal funds sold	1	24	12	289

Total interest income	33,295	36,088	99,399	111,024

Interest expense:
Interest on deposits	6,489	10,752	21,738	35,893
Federal funds purchased	2	79	6	168
FHLB borrowed funds	2,379	2,239	7,128	6,873
Securities sold under agreements to repurchase	126	394	361	1,349
Subordinated debentures	623	769	1,958	2,314

Total interest expense	9,619	14,233	31,191	46,597

Net interest income	23,676	21,855	68,208	64,427
Provision for loan losses	3,550	1,439	7,300	6,952

Net interest income after provision for loan losses	20,126	20,416	60,908	57,475

Non-interest income:
Service charges on deposit accounts	3,785	3,557	10,792	10,006
Other service charges and fees	1,705	1,698	5,330	5,051
Mortgage lending income	488	695	2,183	2,142
Mortgage servicing income	171	206	562	654
Insurance commissions	173	164	628	620
Income from title services	150	141	441	498
Increase in cash value of life insurance	495	544	1,546	1,642
Dividends from FHLB, FRB & bankers’ bank	114	194	320	702
Equity in earnings of unconsolidated affiliates	—	—	—	102
Gain on sale of equity investment	—	—	—	6,102
Gain on sale of SBA loans	—	26	—	127
Gain (loss) on sale of premises and equipment, net	(21)	—	(33)	(2)
Gain (loss) on OREO, net	4	(28)	(141)	(458)
Gain (loss) on securities, net	—	—	(3)	(2,067)
Other income	537	587	1,581	1,866

Total non-interest income	7,601	7,784	23,206	26,985

Non-interest expense:
Salaries and employee benefits	7,987	8,739	25,363	26,948
Occupancy and equipment	2,706	2,825	8,050	8,253
Data processing expense	827	815	2,478	2,434
Other operating expenses	5,556	6,099	20,775	18,023

Total non-interest expense	17,076	18,478	56,666	55,658

Income before income taxes	10,651	9,722	27,448	28,802
Income tax expense	3,412	3,158	8,523	9,306

Net income available to all stockholders	7,239	6,564	18,925	19,496
Preferred stock dividends and accretion of discount on preferred stock	670	—	1,906	—

Net income available to common stockholders	$6,569	$6,564	$17,019	$19,496

Basic earnings per share	$0.32	$0.32	$0.85	$0.98

Diluted earnings per share	$0.32	$0.32	$0.84	$0.96

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2008	$—	$173	$195,649	$59,489	$(2,255)	$253,056
Cumulative effect of adoption of FASB ASC 715-60	—	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	—	19,496	—	19,496
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of ($1,907)	—	—	—	—	(3,142)	(3,142)
Unconsolidated affiliates unrecognized loss on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	92	92

Comprehensive income						16,446
Issuance of 1,170,506 common shares pursuant to acquisition of Centennial Bancshares, Inc.	—	10	24,245	—	—	24,255
Net issuance of 23,381 shares of common stock from exercise of stock options	—	—	196	—	—	196
Tax benefit from stock options exercised	—	—	134	—	—	134
Share-based compensation	—	—	354	—	—	354
Cash dividends — Common Stock, $0.157 per share	—	—	—	(3,113)	—	(3,113)
8% Stock dividend — Common Stock	—	15	32,258	(32,286)	—	(13)

Balances at September 30, 2008 (unaudited)	—	198	252,836	43,310	(5,305)	291,039
Comprehensive income (loss):
Net loss	—	—	—	(9,380)	—	(9,380)
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $2,570	—	—	—	—	1,930	1,930

Comprehensive loss						(7,450)
Net issuance of 36,223 shares of common stock from exercise of stock options	—	1	250	—	—	251
Disgorgement of profits	—	—	89	—	—	89
Tax benefit from stock options exercised	—	—	282	—	—	282
Share-based compensation	—	—	124	—	—	124
Cash dividends — Common Stock, $0.065 per share	—	—	—	(1,291)	—	(1,291)

Balances at December 31, 2008	—	199	253,581	32,639	(3,375)	283,044
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Nine Months Ended September 30, 2009 and 2008

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income (loss):
Net income	—	—	—	18,925	—	18,925
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $3,181	—	—	—	—	4,929	4,929

Comprehensive income						23,854
Issuance of 4,950,000 shares of common stock from public stock offering, net of offering costs of $4,933.	—	49	93,275	—	—	93,324
Issuance of 50,000 shares of preferred stock and common stock warrant	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 115,286 shares of common stock from exercise of stock options	—	1	1,295	—	—	1,296
Tax benefit from stock options exercised	—	—	367	—	—	367
Share-based compensation	—	—	5	—	—	5
Cash dividend — Preferred Stock - 5%	—	—	—	(1,770)	—	(1,770)
Cash dividends — Common Stock, $0.180 per share	—	—	—	(3,584)	—	(3,584)

Balances at September 30, 2009 (unaudited)	$49,230	$249	$349,429	$46,074	$1,554	$446,536

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2009	2008
	(Unaudited)
Operating Activities
Net income	$18,925	$19,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,926	4,093
Amortization/accretion	2,242	1,873
Share-based compensation	5	354
Tax benefits from stock options exercised	(367)	(134)
Loss on assets	177	2,400
Gain on sale of equity investment	—	(6,102)
Provision for loan losses	7,300	6,952
Deferred income tax benefit	(337)	(1,816)
Equity in income of unconsolidated affiliates	—	(102)
Increase in cash value of life insurance	(1,546)	(1,642)
Originations of mortgage loans held for sale	(149,501)	(106,723)
Proceeds from sales of mortgage loans held for sale	149,590	105,351
Changes in assets and liabilities:
Accrued interest receivable	300	1,682
Other assets	(5,791)	(4,107)
Accrued interest payable and other liabilities	6,759	(1,996)

Net cash provided by operating activities	31,682	19,579

Investing Activities
Net (increase) decrease in federal funds sold	7,205	(25,481)
Net (increase) decrease in loans	(38,549)	(178,195)
Purchases of investment securities — available for sale	(59,293)	(156,508)
Proceeds from maturities of investment securities — available for sale	84,063	223,506
Proceeds from sale of investment securities — available for sale	22,972	—
Proceeds from sale of SBA loans	—	2,751
Proceeds from foreclosed assets held for sale	4,689	826
Purchases of premises and equipment, net	(1,340)	(3,479)
Acquisition of Centennial Bancshares, Inc., net of funds received	(3,100)	1,663
Proceeds from sale of investment in unconsolidated affiliate	—	19,862

Net cash provided by (used in) investing activities	16,647	(115,055)

Financing Activities
Net increase (decrease) in deposits	(67,623)	141,728
Net increase (decrease) in securities sold under agreements to repurchase	(50,125)	(12,222)
Net increase (decrease) in federal funds purchased	—	(16,407)
Net increase (decrease) in FHLB and other borrowed funds	(425)	(9,113)
Proceeds from exercise of stock options	1,296	196
Proceeds from issuance of preferred stock and common stock warrant	50,000	—
Proceeds from issuance of common stock	93,324	—
Tax benefits from stock options exercised	367	134
Dividends paid on preferred stock	(1,770)	—
Dividends paid on common stock	(3,584)	(3,126)

Net cash provided by financing activities	21,460	101,190

Net change in cash and cash equivalents	69,789	5,714
Cash and cash equivalents — beginning of year	54,168	55,021

Cash and cash equivalents — end of period	$123,957	$60,735

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
Investments in Unconsolidated Affiliates
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at September 30, 2009 and December 31, 2008. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.

The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of September 30, 2009 and 2008, and for the three-month and nine-month periods then ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Assets	$47,424	$47,424	$47,424	$47,424
Liabilities	46,000	46,000	46,000	46,000
Equity	1,424	1,424	1,424	1,424
Net income	—	—	—	163
Interim financial information
     The accompanying unaudited consolidated financial statements as of September 30, 2009 and 2008 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year per share amounts have been adjusted for the stock dividend which occurred in August of 2008. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Net income available to common stockholders	$6,569	$6,564	$17,019	$19,496

Average shares outstanding	20,480	19,814	20,079	19,808
Effect of potential share issuance for acquisition earn out	—	195	—	195
Effect of common stock options	223	314	240	306

Diluted shares outstanding	20,703	20,323	20,319	20,309

Basic earnings per common share	$0.32	$0.32	$0.85	$0.98
Diluted earnings per common share	$0.32	$0.32	$0.84	$0.96

2. Acquisitions
     On January 1, 2008, the Company acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. The Company paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, the Company recorded total goodwill of $15.4 million and a core deposit intangible of $694,000.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2009
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$30,532	$215	$(9)	$30,738
Mortgage-backed securities	129,589	2,959	(1,683)	130,865
State and political subdivisions	146,751	3,343	(941)	149,153
Other securities	5,840	—	(1,327)	4,513

Total	$312,712	$6,517	$(3,960)	$315,269

	December 31, 2008
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

     Assets, principally investment securities, having a carrying value of approximately $192.9 million and $187.5 million at September 30, 2009 and December 31, 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $63.3 million and $113.4 million at September 30, 2009 and December 31, 2008, respectively.

     During the three-month period ended September 30, 2009, no available for sale securities were sold. During the nine-month period ended September 30, 2009, $23.0 million in available for sale securities were sold. The gross realized gains and losses on these sales totaled $890,000 and $893,000, respectively. The income tax expense/benefit related to net security gains and losses was 39.225% of the gross amounts.
     During the three-month and nine-month period ended September 30, 2008 no available for sale securities were sold.
     The amortized cost and estimated fair value of securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$128,931	$129,050
Due after one year through five years	131,821	133,707
Due after five years through ten years	30,660	31,463
Due after ten years	21,300	21,049

Total	$312,712	$315,269

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of FASB ASC 320, Investments — Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost bases, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.
     No securities were deemed by management to have other-than-temporary impairment for the nine month periods ended September 30, 2009, besides securities for which impairment was taken in prior periods. During the second quarter of 2008, the Company became aware that one of its investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment, the security was written-down by $2.1 million or $0.06 diluted earnings per share for the second quarter of 2008. In the last half of 2008, it became known that this security as well as another investment security in the other securities category had become worthless. The total charge-off on these securities totaled $3.8 million or $0.12 diluted earnings per share for the second half of 2008. These investment securities were a pool of other financial holding companies’ subordinated debentures throughout the country. These investments were deemed worthless as a result of the current banking crisis. Several of the financial holding companies in these pools defaulted due to their closure by the federal government. Additionally, several other financial holding companies in these pools began deferring their quarterly payments as a result of stressed capital levels. These were the only two securities of this type owned by the Company.

     For the period ended September 30, 2009, the Company had $3.8 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $3.8 million in unrealized losses are $2.8 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 83.3% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of the periods ended September 30, 2009 and December 31, 2008:

	September 30, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$5,011	$9	$—	$—	$5,011	$9
Mortgage-backed securities	14,376	185	7,300	1,498	21,676	1,683
State and political subdivisions	—	—	19,514	941	19,514	941
Other securities	—	—	1,586	1,327	1,586	1,327

Total	$19,387	$194	$28,400	$3,766	$47,787	$3,960

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$2,385	$7	$—	$—	$2,385	$7
Mortgage-backed securities	32,915	906	52,000	2,611	84,915	3,517
State and political subdivisions	55,162	3,091	6,605	1,188	61,767	4,279
Other securities	1,152	157	1,721	1,066	2,873	1,223

Total	$91,614	$4,161	$60,326	$4,865	$151,940	$9,026

4: Loans Receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$812,195	$816,603
Construction/land development	353,645	320,398
Agricultural	36,675	23,603
Residential real estate loans
Residential 1-4 family	394,626	391,255
Multifamily residential	63,025	56,440

Total real estate	1,660,166	1,608,299
Consumer	40,288	46,615
Commercial and industrial	220,511	255,153
Agricultural	21,126	23,625
Other	28,948	22,540

Total loans receivable before allowance for loan losses	1,971,039	1,956,232
Less: Allowance for loan losses	41,210	40,385

Total loans receivable, net	$1,929,829	$1,915,847

     The following is a summary of activity within the allowance for loan losses:

	2009	2008
	(In thousands)
Balance, beginning of year	$40,385	$29,406
Additions
Provision charged to expense	7,300	6,952
Allowance for loan loss of Centennial Bancshares, Inc.	—	3,382

Net loans charged off
Losses charged to allowance, net of recoveries of $1,355 and $1,411 for the first nine months of 2009 and 2008, respectively	6,475	3,368

Balance, September 30	$41,210	36,372

Additions
Provision charged to expense		20,064

Net loans charged off
Losses charged to allowance, net of recoveries of $90 for the last three months of 2008		16,051

Balance, end of year		$40,385

     At September 30, 2009 and December 31, 2008, accruing loans delinquent 90 days or more totaled $2.1 million and $1.4 million, respectively. Non-accruing loans at September 30, 2009 and December 31, 2008 were $32.6 million and $28.5 million, respectively.

     The Company did not sell any of the guaranteed portions of SBA loans during 2009. During the three-month and nine-month periods ended September 30, 2008, the Company sold $821,000 and $2.6 million of the guaranteed portion of certain SBA loans, which resulted in a gain of $26,000 and 127,000, respectively.
     Mortgage loans held for sale of approximately $6.3 million and $6.4 million at September 30, 2009 and December 31, 2008, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis.
     At September 30, 2009 and December 31, 2008, impaired loans totaled $45.6 million and $31.5 million, respectively. As of September 30, 2009 and 2008, average impaired loans were $40.1 million and $28.8 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans were $15.9 million and $10.9 million at September 30, 2009 and December 31, 2008, respectively. Interest recognized on impaired loans during the nine months ended September 30, 2009 and 2008 was approximately $2.0 million and $1.7 million, respectively.
5: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the nine-month period ended September 30, 2009 and for the year ended December 31, 2008, were as follows:

	September 30,	December 31,
	2009	2008
Goodwill	(In thousands)
Balance, beginning of period	$50,038	$37,527
Acquisition of Centennial Bancshares, Inc.	3,100	12,322
Prior Acquisition (deferred taxes)	—	189
Charter consolidation	(99)	—

Balance, end of period	$53,039	$50,038

	2009	2008
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$6,547	$7,702
Acquisition of Centennial Bancshares, Inc.	—	694
Amortization expense	(1,387)	(1,387)

Balance, September 30	$5,160	7,009

Amortization expense		(462)

Balance, end of year		$6,547

     The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2009 and December 31, 2008 were:

	September 30,	December 31,
	2009	2008
	(In thousands)
Gross carrying amount	$14,151	$14,151
Accumulated amortization	8,991	7,604

Net carrying amount	$5,160	$6,547

     Core deposit and other intangible amortization was approximately $462,000 for each of the three-months ended September 30, 2009 and 2008. Core deposit and other intangible amortization was approximately $1.4 million for each of the nine-months ended September 30, 2009 and 2008. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2009 through 2013 is: 2009 — $1.8 million; 2010 — $1.8 million; 2011 — $1.1 million; 2012 — $619,000; and 2013 — $619,000.
     Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $470.9 million and $500.7 million at September 30, 2009 and December 31, 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.2 million and $4.4 million for the three months ended September 30, 2009 and 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $10.2 million and $15.1 million for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009 and December 31, 2008, brokered deposits were $76.2 million and $111.0 million, respectively.
     Deposits totaling approximately $188.0 million and $278.2 million at September 30, 2009 and December 31, 2008, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: Securities Sold Under Agreements to Repurchase
     From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Company has entered into repurchase agreements with certain business customers. This involves the “selling” of one or more of the securities in the Company’s investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid by the Company for the subject period of time. At September 30, 2009 and December 31, 2008, securities sold under agreements to repurchase totaled $63.3 million and $113.4 million, respectively.
8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $282.6 million and $283.0 million at September 30, 2009 and December 31, 2008, respectively. The outstanding balance for September 30, 2009 includes $10.0 million of short-term advances and $272.6 million of long-term advances. All of the outstanding balance for December 31, 2008 are long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.185% and are secured by loans and investments securities. As of September 30, 2009, the Company has one floating short-term rate advance with a rate of 0.200%. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

9: Subordinated Debentures
     Subordinated Debentures at September 30, 2009 and December 31, 2008 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,175	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total subordinated debt	$47,507	$47,575

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

10: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Current:
Federal	$3,619	$3,116	$7,495	$9,290
State	675	552	1,365	1,643

Total current	4,294	3,668	8,860	10,933

Deferred:
Federal	(736)	(407)	(282)	(1,337)
State	(146)	(103)	(55)	(290)

Total deferred	(882)	(510)	(337)	(1,627)

Provision for income taxes	$3,412	$3,158	$8,523	$9,306

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(5.20)	(5.26)	(5.55)	(4.54)
Cash value of life insurance	(1.63)	(1.95)	(1.97)	(2.00)
State income taxes, net of federal benefit	3.23	3.00	3.10	3.06
Other	0.63	1.69	0.47	0.79

Effective income tax rate	32.03%	32.48%	31.05%	32.31%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$16,070	$15,772
Deferred compensation	860	640
Stock options	429	514
Non-accrual interest income	989	358
Impairment of investment securities	39	2,364
Real estate owned	945	—
Unrealized loss on securities	—	2,178
Net operating loss carryforward	—	119
Other	614	514

Gross deferred tax assets	19,946	22,459

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,331	2,519
Unrealized gain on securities	1,003	—
Core deposit intangibles	1,993	2,486
FHLB dividends	848	843
Other	348	344

Gross deferred tax liabilities	6,523	6,192

Net deferred tax assets	$13,423	$16,267

11: Common Stock and Stock Compensation Plans
     In September 2009, the Company raised common equity through an underwritten public offering by issuing 4,950,000 shares of common stock at $19.85. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $93.3 million. In October 2009, the underwriter’s of our stock offering exercised and completed their option to purchase an additional 742,500 shares of common stock at $19.85 to cover over-allotments. The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $14.0 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million.
     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, will be reduced by half to 144,064 shares of our common stock at an exercise price of $26.03 per share.
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
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1,620,000 of common stock in the Company.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $126,000 as of September 30, 2009. The intrinsic value of the stock options outstanding and stock options vested at September 30, 2009 was $9.2 million and $6.2 million, respectively. The intrinsic value of the stock options exercised during the three-month and nine-month periods ended September 30, 2009 was approximately $1.1 million and $531,000, respectively.
     The table below summarized the transactions under the Company’s stock option plans at September 30, 2009 and December 31, 2008 and changes during the nine-month period and year then ended, respectively:

	For the Nine Months Ended		For the Year Ended
	September 30, 2009		December 31, 2008
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	1,069	$11.72	1,096	$11.12
Granted	—	—	51	19.47
Forfeited/Expired	(74)	14.64	(18)	11.18
Exercised	(115)	11.24	(60)	7.49

Outstanding, end of period	880	11.54	1,069	11.72

Exercisable, end of period	538	$10.36	592	$9.88

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the nine-months ended September 30, 2009. The weighted-average fair value of options granted during the year-ended December 31, 2008, was $2.62. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended	For the Year Ended
	September 30, 2009	December 31, 2008
Expected dividend yield	Not applicable	0.98%
Expected stock price volatility	Not applicable	3.13%
Risk-free interest rate	Not applicable	3.35%
Expected life of options	Not applicable	6.4 years
     The following is a summary of currently outstanding and exercisable options at September 30, 2009:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price
$ 5.69 to $6.19	9	1.69	$5.81	9	$5.81
$ 6.79 to $7.71	174	2.98	6.85	174	6.85
$ 8.64 to $9.55	89	3.93	9.41	88	9.41
$10.50 to $10.81	47	5.81	10.59	47	10.59
$11.73 to $11.73	173	7.30	11.73	170	11.73
$12.20 to $12.20	288	6.46	12.20	3	12.20
$18.32 to $19.60	56	7.95	19.03	18	19.18
$20.35 to $20.48	17	7.60	20.43	7	20.43
$22.36 to $25.01	27	7.63	22.86	22	22.36

	880			538

     During the third quarter of 2009, the Company granted 6,400 shares of restricted common stock to its President and Chief Operating Officer. The restricted shares will vest 25% annually over four years beginning on the first anniversary of the grant. These restricted shares are also limited by the 2009 agreement between the Company and the Treasury. This agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company.

12. Non-Interest Expense
     The table below shows the components of non-interest expense for three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Salaries and employee benefits	$7,987	$8,739	$25,363	$26,948
Occupancy and equipment	2,706	2,825	8,050	8,253
Data processing expense	827	815	2,478	2,434
Other operating expenses:
Advertising	567	670	2,023	1,975
Merger expenses	2	—	1,640	—
Amortization of intangibles	462	462	1,387	1,387
Amortization of mortgage servicing rights	218	148	583	442
Electronic banking expense	686	740	2,438	2,315
Directors’ fees	239	254	760	716
Due from bank service charges	104	73	311	217
FDIC and state assessment	913	524	3,827	1,325
Insurance	278	244	846	707
Legal and accounting	74	382	877	978
Mortgage servicing expense	75	59	225	220
Other professional fees	278	184	787	1,461
Operating supplies	217	234	622	723
Postage	163	189	512	557
Telephone	164	238	523	702
Other expense	1,116	1,698	3,414	4,298

Total other operating expenses	5,556	6,099	20,775	18,023

Total non-interest expense	$17,076	$18,478	$56,666	$55,658

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
     Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.
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
     At September 30, 2009 and December 31, 2008, commitments to extend credit of $336.4 million and $351.2 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2009 and December 31, 2008, is $17.4 million and $18.0 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company.

16: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Bank is also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2009, the Company did not request any dividends from its banking subsidiary. In the third quarter of 2009, the Company received a dividend of $2.1 million from its banking subsidiary. As a result of the additional common equity raised through an underwritten public offering during September 2009, the Company does not anticipate requesting dividends from its banking subsidiary during the fourth quarter of 2009.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2009, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 17.29%, 19.58%, and 20.84%, respectively, as of September 30, 2009.
17: Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008. On March 11, 2009, the Company settled the contingent consideration for $3.1 million which was paid to the Centennial stockholders in cash. The following is summary of the Company’s additional cash flow information during the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In thousands)
Interest paid	$10,804	$14,977	$32,614	$48,351
Income taxes paid	4,600	2,127	10,000	12,877
Assets acquired by foreclosure	4,784	4,265	17,178	5,429

18: Financial Instruments
     Effective January 1, 2008, the Company adopted FASB ASC 820, Fair Value Measurements and Disclosures. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB ASC 820 has been applied prospectively as of the beginning of the period.
     FASB ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
     Available for sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. At the beginning of the year 2008, our Level 3 securities included two investment securities which became worthless during the year. As a result, we wrote them down by $5.9 million in 2008 to a value of zero. As of year end 2008 and September 30, 2009, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $29.6 million and $20.6 million as of September 30, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of September 30, 2009 and December 31, 2008, the fair value of foreclosed assets held for sale, less estimated costs to sell was $19.1 million and $6.8 million, respectively.

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

	September 30, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$123,957	$123,957
Federal funds sold	660	660
Net loans receivable, net of impaired loans	1,900,183	1,898,296
Accrued interest receivable	12,815	12,815

Financial liabilities:
Deposits:
Demand and non-interest bearing	$295,755	$295,755
Savings and interest-bearing transaction accounts	660,533	660,533
Time deposits	823,997	829,954
Federal funds purchased	—	—
Securities sold under agreements to repurchase	63,264	63,264
FHLB and other borrowed funds	282,550	287,618
Accrued interest payable	3,298	3,298
Subordinated debentures	47,507	62,629

	December 31, 2008
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,168	$54,168
Federal funds sold	7,865	7,865
Net loans receivable, net of impaired loans	1,895,273	1,891,254
Accrued interest receivable	13,115	13,115

Financial liabilities:
Deposits:
Demand and non-interest bearing	$249,349	$249,349
Savings and interest-bearing transaction accounts	656,758	656,758
Time deposits	941,801	952,758
Federal funds purchased	—	—
Securities sold under agreements to repurchase	113,389	113,389
FHLB and other borrowed funds	282,975	287,280
Accrued interest payable	4,888	4,888
Subordinated debentures	47,575	59,623

19: Recently Issued Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 805, Business Combinations, which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     In March 2008, the FASB issued FASB ASC 815, Derivatives and Hedging. FASB ASC 815 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.
     On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities. These FSPs changed the method for determining if an other-than-temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement. The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event. The three FSPs are as follows:
•	FASB ASC 820-10-65-4, Fair Value Measurements and Disclosures provides guidelines for making fair value measurements that determine fair value when the volume and level of activity for assets or liabilities have significantly decreased and identify transactions that are not orderly.

•	FASB ASC 320-10-65, Investments — Debt and Equity Securities provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

•	FASB ASC 825-10-65, Financial Instruments enhances consistency in financial reporting by increasing the frequency of fair value disclosures.
     The adoption of these did not have a material effect on the Company’s results of operations or financial position.
     In May 2009, FASB issued FASB ASC 855, Subsequent Events with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FASB ASC 855 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of FASB ASC 855 on June 30, 2009, did not have an impact on the Company’s consolidated financial statements.

     In June 2009, FASB issued FASB ASC 860, Transfers and Servicing. The objective of FASB ASC 860 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. FASB ASC 860 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.
     In June 2009, FASB issued FASB ASC 810, Consolidation. The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company is currently evaluating the impact of the adoption of this standard, but does not expect it have a material effect on the Company’s financial position or results of operation.
20. Subsequent Events
     Subsequent events have been evaluated through November 3, 2009, which is the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2009 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Company’s management.
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
November 3, 2009

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary. As of September 30, 2009, we had, on a consolidated basis, total assets of $2.63 billion, loans receivable of $1.97 billion, total deposits of $1.78 billion, and stockholders’ equity of $446.5 million.
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
Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Total assets	$2,631,736	$2,650,590	$2,631,736	$2,650,590
Loans receivable	1,971,039	1,967,923	1,971,039	1,967,923
Total deposits	1,780,285	1,913,071	1,780,285	1,913,071
Net income	7,239	6,564	18,925	19,496
Net income available to common stockholders	6,569	6,564	17,019	19,496
Basic earnings per common share	0.32	0.32	0.85	0.98
Diluted earnings per common share	0.32	0.32	0.84	0.96
Diluted cash earnings per common share (1)	0.33	0.34	0.88	1.00
Annualized net interest margin – FTE	4.26%	3.82%	4.09%	3.83%
Efficiency ratio	51.44	59.25	58.67	57.95
Annualized return on average assets	1.12	1.00	0.98	1.01
Annualized return on average common equity	8.46	9.02	7.69	9.09

(1)	See Table 16 “Diluted Cash Earnings Per Common Share” for a reconciliation to GAAP for diluted cash earnings per common share.

Overview
  Results of Operations for Three Months Ended September 30, 2009 and 2008
     Our net income increased 10.3% to $7.2 million for the three-month period ended September 30, 2009, from $6.6 million for the same period in 2008. On a diluted earnings per share basis, our earnings were $0.32 for the three-month periods ended September 30, 2009 and 2008. The $675,000 increase in net income is primarily associated with a 44 basis point increase in net interest margin, reduced salaries and employee benefits, an improvement in service charges on deposits and reduced accounting fees offset by the higher provision for loan losses, recurring FDIC and state assessment fees and lower mortgage lending income.
     Our annualized return on average assets was 1.12% for the three months ended September 30, 2009, compared to 1.00% for the same period in 2008. Our annualized return on average common equity was 8.46% for the three months ended September 30, 2009, compared to 9.02% for the same period in 2008, respectively. The improvements in annualized return on average assets were primarily due to the previously discussed changes in earnings for the three months ended September 30, 2009, compared to the same period in 2008. The decline in the annualized return on average common equity was a result of the additional common equity offset by the improvements in net income.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.26% for the three months ended September 30, 2009, compared to 3.82% for the same period in 2008. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans allowed the Company to expand net interest margin by 44 basis points.
     Our efficiency ratio was 51.44% for the three months ended September 30, 2009, compared to 59.25% for the same period in 2008. This positive progress was primarily due to our ability to raise net interest margin and the continued improvement of our overall operations.
  Results of Operations for Nine Months Ended September 30, 2009 and 2008
     Our net income decreased 2.9% to $18.9 million for the nine-month period ended September 30, 2009, from $19.5 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 12.5% to $0.84 for the nine-month period ended September 30, 2009, as compared to $0.96 for the same period in 2008.
     During the first nine months of 2009, we incurred merger expenses related to the consolidation of our charters and a special assessment from the FDIC. Excluding the $1.7 million after tax or $0.08 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the nine-month period ended September 30, 2009 were $20.6 million and $0.92, respectively.
     During the first nine months of 2008, we sold our investment in White River Bancshares, conducted an efficiency study and incurred an investment security impairment. Excluding the $2.0 million after tax or $0.10 diluted earnings per share positive combined impact of these three non-core items, core net income and core diluted earnings per common share for the nine-month period ended September 30, 2008 were $17.5 million and $0.86, respectively.
     The $3.1 increase in core earnings is primarily associated with a 26 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income offset by the higher provision for loan losses and the recurring increase in FDIC and state assessment fees.
     Our annualized return on average assets was 0.98% for the nine months ended September 30, 2009, compared to 1.01% for the same period in 2008. Our annualized return on average common equity was 7.69% for the nine months ended September 30, 2009, compared to 9.09% for the same period in 2008.

     Excluding the after tax $1.7 million of non-core expenses in 2009 and the after tax $2.0 million of combined net non-core earnings in 2008, our core return on average assets would have been 1.03% and 0.91% for the nine months ended September 30, 2009 and 2008, respectively. While our core return on average common equity would have been 8.15% and 8.16% for the nine months ended September 30, 2009 and 2008, respectively. The improvements in annualized return on average assets were primarily due to the previously discussed changes in earnings for the three months ended September 30, 2009, compared to the same period in 2008. The decline in the annualized return on average common equity was a result of the additional common equity offset by the improvements in net income.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.09% for the nine months ended September 30, 2009, compared to 3.83% for the same period in 2008, respectively. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans allowed the Company to expand net interest margin.
     Our efficiency ratio was 58.67% for the nine months ended September 30, 2009, compared to 57.95% for the same period in 2008. Excluding the after tax $1.7 million of non-core expenses in 2009 and the after tax $2.0 million of combined net non-core earnings in 2008, our core efficiency ratio would have been 55.61% and 59.30% for the nine months ended September 30, 2009 and 2008, respectively. This positive progress was primarily due to our ability to raise net interest margin and the continued improvement of our overall operations.
  Financial Condition as of and for the Period Ended September 30, 2009 and December 31, 2008
     Our total assets as of September 30, 2009 increased $51.6 million, an annualized growth of 2.7%, to $2.63 billion from the $2.58 billion reported as of December 31, 2008. Our loan portfolio increased slightly by $14.8 million, an annualized growth of 1.0%, to $1.97 billion as of September 30, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $163.5 million to $446.5 million as of September 30, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $93.3 million or 4,950,000 shares of common stock resulting from our recent common stock offering combined with retained earnings for the first nine months of 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $93.3 million of common stock, the annualized growth in stockholders equity for the first nine months of 2009 was 9.5%.
     As of September 30, 2009, our non-performing loans increased to $34.7 million, or 1.76%, of total loans from $29.9 million, or 1.53%, of total loans as of December 31, 2008. The allowance for loan losses as a percent of non-performing loans decreased to 119% as of September 30, 2009, compared to 135% as of December 31, 2008. The increase in non-performing loans is primarily the result of the continued unfavorable economic conditions, particularly in Florida the market. Non-performing loans in Florida were $24.2 million at September 30, 2009 compared to $17.3 million as of December 31, 2008.
     As of September 30, 2009, our non-performing assets increased to $53.9 million, or 2.05%, of total assets from $36.7 million, or 1.42%, of total assets as of December 31, 2008. The increase in non-performing assets is primarily the result of the continued unfavorable economic conditions, particularly in the Florida market. Non-performing assets in Florida were $36.7 million at September 30, 2009 compared to $22.0 million as of December 31, 2008.
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
     Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other in the fourth quarter.

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
     Stock Options. In accordance with FASB ASC 718, Compensation — Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000.
     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Arkansas and other nearby markets, and in Florida, through pursuing FDIC-assisted acquisition opportunities. We are continually evaluating potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
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

Charter Consolidation
     We have recently combined the charters of our subsidiary banks into a single charter and adopted Centennial Bank as the common name. In the fourth quarter of 2008, First State Bank and Marine Bank consolidated and adopted Centennial Bank as its new name. Community Bank and Bank of Mountain View were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009.
     All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.
Holding Company Status
     During the second quarter of 2008, we changed from a financial holding company to a bank holding company. Since we were not utilizing any of the additional permitted activities allowed to our financial holding company status, this will not change any of our current business practices.
Results of Operations
  For Three Months Ended September 30, 2009 and 2008
     Our net income increased 10.3% to $7.2 million for the three-month period ended September 30, 2009, from $6.6 million for the same period in 2008. On a diluted earnings per share basis, our earnings were $0.32 for the three-month periods ended September 30, 2009 and 2008. The $675,000 increase in net income is primarily associated with a 44 basis point increase in net interest margin, reduced salaries and employee benefits, an improvement in service charges on deposits and reduced accounting fees offset by the higher provision for loan losses, recurring FDIC and state assessment fees and lower mortgage lending income.
  For Nine Months Ended September 30, 2009 and 2008
     Our net income decreased 2.9% to $18.9 million for the nine-month period ended September 30, 2009, from $19.5 million for the same period in 2008. On a diluted earnings per share basis, our net earnings decreased 12.5% to $0.84 for the nine-month period ended September 30, 2009, as compared to $0.96 for the same period in 2008.
     During the first nine months of 2009, we incurred merger expenses related to the consolidation of our charters and a special assessment from the FDIC. Excluding the $1.7 million after tax or $0.08 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for the nine-month period ended September 30, 2009 were $20.6 million and $0.92, respectively.
     During the first nine months of 2008, we sold our investment in White River Bancshares, conducted an efficiency study and incurred an investment security impairment. Excluding the $2.0 million after tax or $0.10 diluted earnings per share positive combined impact of these three non-core items, core net income and core diluted earnings per common share for the nine-month period ended September 30, 2008 were $17.5 million and $0.86, respectively.
     The $3.1 increase in core earnings is primarily associated with, a 26 basis point increase in net interest margin, reduced salaries and employee benefits and improving fees in non-interest income offset by the higher provision for loan losses and the recurring increase in FDIC and state assessment fees.

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
     Net interest income on a fully taxable equivalent basis increased $2.1 million, or 9.2%, to $24.7 million for the three-month period ended September 30, 2009, from $22.6 million for the same period in 2008. This increase in net interest income was the result of a $2.5 million decrease in interest income combined with a $4.6 million decrease in interest expense. The $2.5 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment combined with the lower level of earning assets. The repricing of our earning assets in the declining interest rate environment resulted in a $2.2 million decrease in interest income while the lower level of earning assets resulted in a decrease in interest income of $306,000, for the three-month period ended September 30, 2009. The $4.6 million decrease in interest expense for the three-month period ended September 30, 2009, is primarily the result of our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $3.9 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $760,000.
     Net interest income on a fully taxable equivalent basis increased $4.4 million, or 6.5%, to $71.0 million for the nine-month period ended September 30, 2009, from $66.7 million for the same period in 2008. This increase in net interest income was the result of an $11.0 million decrease in interest income combined with a $15.4 million decrease in interest expense. The $11.0 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment offset by a higher level of earning assets. The repricing of our earning assets in the declining interest rate environment resulted in a $12.5 million decrease in interest income while the higher level of earning assets resulted in an increase in interest income of $1.5 million, for the nine-month period ended September 30, 2009. The $15.4 million decrease in interest expense for the nine-month period ended September 30, 2009, is primarily the result of our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $14.0 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $1.3 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.26% and 4.09% for the three and nine months ended September 30, 2009 compared to 3.82% and 3.83% for the same periods in 2008, respectively. Our ability to improve pricing on our deposits and hold the decline of interest rates on loans to a minimum allowed the Company to expand net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2009 and 2008, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2009, compared to the same periods in 2008.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Interest income	$33,295	$36,088	$99,399	$111,024
Fully taxable equivalent adjustment	1,023	768	2,811	2,236

Interest income — fully taxable equivalent	34,318	36,856	102,210	113,260
Interest expense	9,619	14,233	31,191	46,597

Net interest income — fully taxable equivalent	$24,699	$22,623	$71,019	$66,663

Yield on earning assets — fully taxable equivalent	5.92%	6.22%	5.89%	6.51%
Cost of interest-bearing liabilities	2.00	2.75	2.14	3.06
Net interest spread — fully taxable equivalent	3.92	3.47	3.75	3.45
Net interest margin — fully taxable equivalent	4.26	3.82	4.09	3.83
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009 vs. 2008	2009 vs. 2008
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$(306)	$1,464
Increase (decrease) in interest income due to change in earning asset yields	(2,232)	(12,514)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	760	1,371
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	3,854	14,035

Increase (decrease) in net interest income	$2,076	$4,356

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2009 and 2008. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$5,860	$7	0.47%	$6,882	$35	2.02%
Federal funds sold	2,056	1	0.19	5,196	24	1.84
Investment securities — taxable	173,940	1,768	4.03	266,400	2,982	4.45
Investment securities — non-taxable	137,653	2,343	6.75	113,222	1,925	6.76
Loans receivable	1,979,967	30,199	6.05	1,964,267	31,890	6.46

Total interest-earning assets	2,299,476	34,318	5.92	2,355,967	36,856	6.22

Non-earning assets	271,871			247,510

Total assets	$2,571,347			$2,603,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$663,387	$1,138	0.68%	$690,564	$2,651	1.53%
Time deposits	843,286	5,351	2.52	940,558	8,101	3.43

Total interest-bearing deposits	1,506,673	6,489	1.71	1,631,122	10,752	2.62
Federal funds purchased	2,847	2	0.28	16,044	79	1.96
Securities sold under agreement to repurchase	63,989	126	0.78	111,829	394	1.40
FHLB borrowed funds	288,406	2,379	3.27	254,230	2,239	3.50
Subordinated debentures	47,520	623	5.20	47,611	769	6.43

Total interest-bearing liabilities	1,909,435	9,619	2.00	2,060,836	14,233	2.75

Non-interest bearing liabilities
Non-interest bearing deposits	290,435			242,155
Other liabilities	14,371			10,961

Total liabilities	2,214,241			2,313,952
Stockholders’ equity	357,106			289,525

Total liabilities and stockholders’ equity	$2,571,347			$2,603,477

Net interest spread			3.92%			3.47%
Net interest income and margin		$24,699	4.26%		$22,623	3.82%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2009			2008
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$6,762	$27	0.53%	$5,795	$127	2.93%
Federal funds sold	9,095	12	0.18	15,640	289	2.47
Investment securities — taxable	202,333	6,673	4.41	289,059	9,740	4.50
Investment securities — non-taxable	127,333	6,553	6.88	111,206	5,645	6.78
Loans receivable	1,975,626	88,945	6.02	1,903,891	97,459	6.84

Total interest-earning assets	2,321,149	102,210	5.89	2,325,591	113,260	6.51

Non-earning assets	265,375			248,976

Total assets	$2,586,524			$2,574,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$668,227	$3,599	0.72%	$679,667	$8,822	1.73%
Time deposits	876,304	18,139	2.77	927,573	27,071	3.90

Total interest-bearing deposits	1,544,531	21,738	1.88	1,607,240	35,893	2.98
Federal funds purchased	3,910	6	0.21	8,700	168	2.58
Securities sold under agreement to repurchase	73,509	361	0.66	112,612	1,349	1.60
FHLB borrowed funds	282,356	7,128	3.38	257,786	6,873	3.56
Subordinated debentures	47,543	1,958	5.51	47,634	2,314	6.49

Total interest-bearing liabilities	1,951,849	31,191	2.14	2,033,972	46,597	3.06

Non-interest bearing liabilities
Non-interest bearing deposits	280,317			240,449
Other liabilities	11,816			13,527

Total liabilities	2,243,982			2,287,948
Stockholders’ equity	342,542			286,619

Total liabilities and stockholders’ equity	$2,586,524			$2,574,567

Net interest spread			3.75%			3.45%
Net interest income and margin		$71,019	4.09%		$66,663	3.83%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 over 2008			2009 over 2008
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(4)	$(24)	$(28)	$18	$(118)	$(100)
Federal funds sold	(10)	(13)	(23)	(86)	(191)	(277)
Investment securities — taxable	(960)	(254)	(1,214)	(2,864)	(203)	(3,067)
Investment securities — non-taxable	415	3	418	829	79	908
Loans receivable	253	(1,944)	(1,691)	3,567	(12,081)	(8,514)

Total interest income	(306)	(2,232)	(2,538)	1,464	(12,514)	(11,050)

Interest expense:
Interest-bearing transaction and savings deposits	(100)	(1,413)	(1,513)	(146)	(5,077)	(5,223)
Time deposits	(776)	(1,974)	(2,750)	(1,427)	(7,505)	(8,932)
Federal funds purchased	(38)	(39)	(77)	(60)	(102)	(162)
Securities sold under agreement to repurchase	(133)	(135)	(268)	(366)	(622)	(988)
FHLB borrowed funds	288	(148)	140	633	(378)	255
Subordinated debentures	(1)	(145)	(146)	(5)	(351)	(356)

Total interest expense	(760)	(3,854)	(4,614)	(1,371)	(14,035)	(15,406)

Increase (decrease) in net interest income	$454	$1,622	$2,076	$2,835	$1,521	$4,356

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
     During these tough economic times, the Company continues to follow our historical conservative procedures for lending and evaluating the provision and allowance for loan losses. We have not and do not participate in higher risk lending such as subprime. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios. While there have been declines in our collateral value, particularly Florida, these declines have been addressed in our assessment of the adequacy of the allowance for loan losses.

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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing loans started the year at $3.3 million but ended the third quarter at $16.1 million and ended the year with a balance of $29.9 million. As of September 30, 2009, non-performing loans are $34.7 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $2.1 million, or 146.7%, to $3.5 million for the three-month period ended September 30, 2009, from $1.4 million for the same period in 2008. Our provision for loan losses increased $348,000, or 5.0%, to $7.3 million for the nine-month period ended September 30, 2009, from $7.0 million for the same period in 2008. The provision for loan losses in our Florida market was approximately $2.7 million and $5.6 million for the three and nine months ended September 30, 2009, respectively. The deterioration of the loan portfolio during this time required us to make these provisions to the allowance for loan loss to provide for charge-offs and problem credits.
Non-Interest Income
     Total non-interest income was $7.6 million for the three-month period ended September 30, 2009 compared to $7.8 million for the same period in 2008. Total non-interest income was $23.2 million for the nine-month period ended September 30, 2009 compared to $27.0 million for the same period in 2008. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, mortgage servicing, insurance, title fees, increase in cash value of life insurance and dividends.

     Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2009 and 2008, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008.
Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2009 Change		September 30,		2009 Change
	2009	2008	from 2008		2009	2008	from 2008
	(Dollars in thousands)
Service charges on deposit accounts	$3,785	$3,557	$228	6.4%	$10,792	$10,006	$786	7.9%
Other service charges and fees	1,705	1,698	7	0.4	5,330	5,051	279	5.5
Mortgage lending income	488	695	(207)	(29.8)	2,183	2,142	41	1.9
Mortgage servicing income	171	206	(35)	(17.0)	562	654	(92)	(14.1)
Insurance commissions	173	164	9	5.5	628	620	8	1.3
Income from title services	150	141	9	6.4	441	498	(57)	(11.4)
Increase in cash value of life insurance	495	544	(49)	(9.0)	1,546	1,642	(96)	(5.8)
Dividends from FHLB, FRB & bankers’ bank	114	194	(80)	(41.2)	320	702	(382)	(54.4)
Equity in income of unconsolidated affiliates	—	—	—	0.0	—	102	(102)	(100.0)
Gain on sale of equity investment	—	—	—	0.0	—	6,102	(6,102)	(100.0)
Gain on sale of SBA loans	—	26	(26)	(100.0)	—	127	(127)	(100.0)
Gain (loss) on sale of premises and equipment, net	(21)	—	(21)	100.0	(33)	(2)	(31)	1,550.0
Gain (loss) on OREO, net	4	(28)	32	(114.3)	(141)	(458)	317	(69.2)
Gain (loss) on securities, net	—	—	—	0.0	(3)	(2,067)	2,064	(99.9)
Other income	537	587	(50)	(8.5)	1,581	1,866	(285)	(15.3)

Total non-interest income	$7,601	$7,784	$(183)	(2.4)%	$23,206	$26,985	$(3,779)	(14.0)%

     Non-interest income decreased $183,000, or 2.4%, to $7.6 million for the three-month period ended September 30, 2009 from $7.8 million for the same period in 2008. The primary factors that resulted in this decrease are the declines in mortgage lending income and lower dividend yields offset by an improved fee process for service charges on deposit accounts.
     Non-interest income decreased $3.8 million, or 14.0%, to $23.2 million for the nine-month period ended September 30, 2009 from $27.0 million for the same period in 2008. Excluding the $2.1 million impairment loss on securities and the income from our investment in White River Bancshares during 2008, we experienced an increase in core non-interest income of $358,000 or 1.6% for 2009. The primary factors that resulted in this increase are an improved fee process for our service charges and reduced losses on OREO offset by lower dividend yields.
     We have a mortgage loan servicing portfolio of approximately $218.4 million and purchased mortgage servicing rights of $1.3 million. We are currently exploring opportunities to increase our mortgage servicing portfolio. If a properly priced mortgage servicing portfolio becomes available, we would be interested in investing an additional $7.5 million in mortgage servicing rights.
Non-Interest Expense
     Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

     Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2009 and 2008, as well as changes for the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008.
Table 6: Non-Interest Expense

	Three Months				Nine Months
	Ended				Ended
	September 30,		2009 Change		September 30,		2009 Change
	2009	2008	from 2008		2009	2008	from 2008
	(Dollars in thousands)
Salaries and employee benefits	$7,987	$8,739	$(752)	(8.6)%	$25,363	$26,948	$(1,585)	(5.9)%
Occupancy and equipment	2,706	2,825	(119)	(4.2)	8,050	8,253	(203)	(2.5)
Data processing expense	827	815	12	1.5	2,478	2,434	44	1.8
Other operating expenses:
Advertising	567	670	(103)	(15.4)	2,023	1,975	48	2.4
Merger expenses	2	—	2	100.0	1,640	—	1,640	100.0
Amortization of intangibles	462	462	—	0.0	1,387	1,387	—	0.0
Amortization of mortgage servicing rights	218	148	70	47.3	583	442	141	31.9
Electronic banking expense	686	740	(54)	(7.3)	2,438	2,315	123	5.3
Directors’ fees	239	254	(15)	(5.9)	760	716	44	6.1
Due from bank service charges	104	73	31	42.5	311	217	94	43.3
FDIC and state assessment	913	524	389	74.2	3,827	1,325	2,502	188.8
Insurance	278	244	34	13.9	846	707	139	19.7
Legal and accounting	74	382	(308)	(80.6)	877	978	(101)	(10.3)
Mortgage servicing expense	75	59	16	27.1	225	220	5	2.3
Other professional fees	278	184	94	51.1	787	1,461	(674)	(46.1)
Operating supplies	217	234	(17)	(7.3)	622	723	(101)	(14.0)
Postage	163	189	(26)	(13.8)	512	557	(45)	(8.1)
Telephone	164	238	(74)	(31.1)	523	702	(179)	(25.5)
Other expense	1,116	1,698	(582)	(34.3)	3,414	4,298	(884)	(20.6)

Total non-interest expense	$17,076	$18,478	$(1,402)	(7.6)%	$56,666	$55,658	$1,008	1.8%

     Non-interest expense decreased $1.4 million, or 7.6%, to $17.1 million for the three-month period ended September 30, 2009, from $18.5 million for the same period in 2008. This decrease is the result of our on-going implementation of the efficiency study and recently completed charter consolidation, particularly in the reduced personnel costs offset by the recurring FDIC and state assessment fees and the normal increase in cost of doing business.
     Non-interest expense increased $1.0 million, or 1.8%, to $56.7 million for the nine-month period ended September 30, 2009, from $55.7 million for the same period in 2008. During the nine months ended September 30, 2009, we incurred $1.6 million of merger expenses and a $1.2 million for the special assessment from the FDIC. During the nine months ended September 30, 2008, we conducted an efficiency study for $860,000. Excluding these non-core items, core non-interest expense was $53.9 million for the nine months ended September 30, 2009 compared to $54.8 million for the same period in 2008. This decrease is the result of our on-going implementation of the efficiency study and recently completed charter consolidation, particularly in the reduced personnel costs offset by the recurring FDIC and state assessment fees and the normal increase in cost of doing business.
     The Board of Directors of the FDIC have increased insured institutions’ normal recurring assessment and imposed a special assessment. These increased assessment fees are in response to the current banking crisis in the United States.
     The efficiency study is expected to be fully implemented in the fourth quarter of 2009.

Income Taxes
     The provision for income taxes increased $254,000, or 8.0%, to $3.4 million for the three-month period ended September 30, 2009, from $3.2 million as of September 30, 2008. The provision for income taxes decreased $783,000, or 8.4%, to $8.5 million for the nine-month period ended September 30, 2009, from $9.3 million as of September 30, 2008. The effective income tax rate was 32.0% and 31.1% for the three-month and nine-month periods ended September 30, 2009, compared to 32.5% and 32.3% for the same periods in 2008, respectively. The primary cause of this decrease is the result of our increase in non-taxable investments.
Financial Condition as of and for the Period Ended September 30, 2009 and December 31, 2008
     Our total assets as of September 30, 2009 increased $51.6 million, an annualized growth of 2.7%, to $2.63 billion from the $2.58 billion reported as of December 31, 2008. Our loan portfolio increased slightly by $14.8 million, an annualized growth of 1.0%, to $1.97 billion as of September 30, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $163.5 million to $446.5 million as of September 30, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $93.3 million or 4,950,000 shares of common stock resulting from our recent common stock offering combined with retained earnings for the first nine months of 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $93.3 million of common stock, the annualized growth in stockholders equity for the first nine months of 2009 was 9.5%.
Loan Portfolio
     Our loan portfolio averaged $1.98 billion during both the three-month and nine-month periods ended September 30, 2009. Loans were $1.97 billion as of September 30, 2009, compared to $1.96 billion as of December 31, 2008, a modest annualized increase of 1.0%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weakening economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2008 and 2009, particularly Florida. The Florida market currently is approximately 92.2% secured by real estate and 16.1% of our loan portfolio.

     Table 7 presents our loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$812,195	$816,603
Construction/land development	353,645	320,398
Agricultural	36,675	23,603
Residential real estate loans:
Residential 1-4 family	394,626	391,255
Multifamily residential	63,025	56,440

Total real estate	1,660,166	1,608,299
Consumer	40,288	46,615
Commercial and industrial	220,511	255,153
Agricultural	21,126	23,625
Other	28,948	22,540

Total loans receivable before allowance for loan losses	1,971,039	1,956,232
Less: Allowance for loan losses	41,210	40,385

Total loans receivable, net	$1,929,829	$1,915,847

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
     As of September 30, 2009, commercial real estate loans totaled $1.20 billion, or 61.0% of our loan portfolio, which is comparable to $1.16 billion, or 59.3% of our loan portfolio, as of December 31, 2008. Florida commercial real estate loans are approximately 9.8% of our loan portfolio.
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
     As of September 30, 2009, residential real estate loans totaled $457.7 million, or 23.2% of our loan portfolio, which is comparable to $447.7 million, or 22.9% of our loan portfolio, as of December 31, 2008. Florida residential real estate loans are approximately 5.0% of our loan portfolio.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     As of September 30, 2009, our installment consumer loan portfolio totaled $40.3 million, or 2.0% of our total loan portfolio, compared to the $46.6 million, or 2.4% of our loan portfolio as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.
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
     As of September 30, 2009, commercial and industrial loans outstanding totaled $220.5 million, or 11.2% of our loan portfolio, compared to $255.2 million, or 13.0% of our loan portfolio, as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.
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
     Table 8 sets forth information with respect to our non-performing assets as of September 30, 2009 and December 31, 2008. As of these dates, all non-performing restructured loans are included in non-accrual loans.
Table 8: Non-performing Assets

	As of	As of
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Non-accrual loans	$32,585	$28,524
Loans past due 90 days or more (principal or interest payments)	2,089	1,374

Total non-performing loans	34,674	29,898

Other non-performing assets
Foreclosed assets held for sale	19,111	6,763
Other non-performing assets	128	16

Total other non-performing assets	19,239	6,779

Total non-performing assets	$53,913	$36,677

Allowance for loan losses to non-performing loans	118.85%	135.08%
Non-performing loans to total loans	1.76	1.53
Non-performing assets to total assets	2.05	1.42

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
     Since December 31, 2007, the weakening real estate market, particularly in Florida, has and may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate at September 30, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2009.
     As of September 30, 2009, we had $36.4 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 8. Of the $36.4 million in restructured loans, $2.6 million are also reported as impaired loans. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure. Our Florida market contains $30.4 million of these restructured loans.
     Total foreclosed assets held for sale were $19.1 million as of September 30, 2009, compared to $6.8 million as of December 31, 2008 for an increase of $12.3 million. The increase is primarily the result of foreclosure on two Florida housing developments in the Keys. Each of the two housing developments has vacant lots and one completed model home. The foreclosed assets held for sale are comprised of $12.5 million of assets located in Florida with the remaining $6.6 million of assets located in Arkansas. The Florida foreclosed assets include a substantially vacant owner occupied commercial rental center in the Keys plus the two Florida housing developments. The properties are currently listed for sale with a broker.
     Total non-performing loans were $34.7 million as of September 30, 2009, compared to $29.9 million as of December 31, 2008 for an increase of $4.8 million. The increase in non-performing loans is primarily from our Florida market. Non-performing loans are $24.2 million in the Florida market.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $477,000 and $222,000 for the three-month periods ended September 30, 2009 and 2008, respectively, and $1.4 million and $474,000 for the nine-month periods ended September 30, 2009 and 2008, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month period ended September 30, 2009 and 2008 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of September 30, 2009, average impaired loans were $40.1 million compared to $28.8 million as of September 30, 2008. As of September 30, 2009, impaired loans were $45.6 million compared to $31.5 million as of December 31, 2008 for an increase of $14.1 million. The unfavorable economic conditions that are impacting our Florida market accounted for $7.6 million of the increase. As of September 30, 2009, our Florida market accounted for $16.8 million of the impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

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
     Charge-offs and Recoveries. Total charge-offs increased to $4.5 million for the three months ended September 30, 2009, compared to $1.7 million for the same period in 2008. Total charge-offs increased to $7.8 million for the nine months ended September 30, 2009, compared to $4.8 million for the same period in 2008. Total recoveries increased to $347,000 for the three months ended September 30, 2009, compared to $43,000 for the same period in 2008. Total recoveries were approximately $1.4 million for the nine-months ended September 30, 2009 and 2008. The changes in net charge-offs are due to the unfavorable economic conditions in Florida and our proactive stance on asset quality.

     Table 9 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and nine-month periods ended September 30, 2009 and 2008.
Table 9: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$41,804	$36,563	$40,385	$29,406
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,773	33	2,759	49
Construction/land development	241	747	881	1,389
Agricultural	—	14	—	14
Residential real estate loans:
Residential 1-4 family	1,632	635	2,307	2,166
Multifamily residential	—	—	—	—

Total real estate	3,646	1,429	5,947	3,618
Consumer	396	105	1,136	271
Commercial and industrial	441	66	732	817
Agricultural	—	—	—	—
Other	8	73	15	73

Total loans charged off	4,491	1,673	7,830	4,779

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	14	5	121	1,165
Construction/land development	12	2	20	8
Agricultural	16	—	188	—
Residential real estate loans:
Residential 1-4 family	162	15	585	124
Multifamily residential	—	—	—	—

Total real estate	204	22	914	1,297
Consumer	90	14	348	70
Commercial and industrial	53	5	76	41
Agricultural	—	—	—	—
Other	—	2	17	3

Total recoveries	347	43	1,355	1,411

Net loans charged off	4,144	1,630	6,475	3,368
Allowance for loan loss of Centennial Bancshares, Inc.	—	—	—	3,382
Provision for loan losses	3,550	1,439	7,300	6,952

Balance, September 30	$41,210	$36,372	$41,210	$36,372

Net charge-offs to average loans	0.83%	0.33%	0.44%	0.24%
Allowance for loan losses to period end loans	2.09	1.85	2.09	1.85
Allowance for loan losses to net charge-offs	251	561	476	808

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
     The changes for the period ended September 30, 2009 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the decline in asset quality, particularly in our Florida market, net charge-offs during 2009 and normal changes in the outstanding loan portfolio for those products from December 31, 2008.
     Table 10 presents the allocation of allowance for loan losses as of September 30, 2009 and December 31, 2008.
Table 10: Allocation of Allowance for Loan Losses

	As of September 30, 2009		As of December 31, 2008
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$13,506	41.2%	$16,010	41.7%
Construction/land development	9,152	17.9	9,369	16.4
Agricultural	292	1.9	255	1.2
Residential real estate loans:
Residential 1-4 family	10,375	20.0	6,814	20.0
Multifamily residential	515	3.2	880	2.9

Total real estate	33,840	84.2	33,328	82.2
Consumer	567	2.0	848	2.4
Commercial and industrial	5,962	11.2	4,945	13.0
Agricultural	409	1.1	816	1.2
Other	—	1.5	—	1.2
Unallocated	432	—	448	—

Total	$41,210	100.0%	$40,385	100.0%

(1)	Percentage of loans in each category to loans receivable.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2009, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $315.3 million as of September 30, 2009, compared to $355.2 million as of December 31, 2008. The estimated effective duration of our securities portfolio was 2.6 as of September 30, 2009.
     As of September 30, 2009, $130.9 million, or 41.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $182.0 million, or 51.2%, of our available-for-sale securities as of December 31, 2008. To reduce our income tax burden, $149.2 million, or 47.3%, of our available-for-sale securities portfolio as of September 30, 2009, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $119.8 million, or 33.7%, of our available-for-sale securities as of December 31, 2008. Also, we had approximately $30.7 million, or 9.7%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2009, compared to $50.4 million, or 14.2%, of our available-for-sale securities as of December 31, 2008. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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
     Table 11 presents the carrying value and fair value of investment securities as of September 30, 2009 and December 31, 2008.
Table 11: Investment Securities

	As of September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$30,532	$215	$(9)	$30,738
Mortgage-backed securities	129,589	2,959	(1,683)	130,865
State and political subdivisions	146,751	3,343	(941)	149,153
Other securities	5,840	—	(1,327)	4,513

Total	$312,712	$6,517	$(3,960)	$315,269

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

Deposits
     Our deposits averaged $1.80 billion and $1.82 billion for the three-month and nine-month periods ended September 30, 2009. Total deposits decreased $67.6 million, or a decrease of 3.7%, to $1.78 billion as of September 30, 2009, from $1.85 billion as of December 31, 2008. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of September 30, 2009 and December 31, 2008, brokered deposits were $76.2 million and $111.0 million, respectively. Included in these brokered deposits are $38.2 million and $39.9 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2009 and December 31, 2008, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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

     Table 12 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2009 and 2008.
Table 12: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2009		2008
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$290,435	—%	$242,155	—%
Interest-bearing transaction accounts	596,988	0.68	631,802	1.57
Savings deposits	66,399	0.72	58,762	1.08
Time deposits:
$100,000 or more	493,487	2.53	530,911	3.31
Other time deposits	349,799	2.49	409,647	3.57

Total	$1,797,108	1.43%	$1,873,277	2.28%

	Nine Months Ended September 30,
	2009		2008
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$280,317	—%	$240,449	—%
Interest-bearing transaction accounts	604,779	0.72	623,540	1.80
Savings deposits	63,448	0.68	56,127	1.04
Time deposits:
$100,000 or more	499,404	2.74	529,334	3.82
Other time deposits	376,900	2.80	398,239	4.00

Total	$1,824,848	1.59%	$1,847,689	2.59%

Securities Sold Under Agreements to Repurchase
     During 2008, the U.S. regulatory agencies implemented the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Since business non-interest bearing accounts currently have unlimited deposit insurance coverage, many of our business customers have chosen to move their money from repurchase agreements to non-interest bearing demand accounts to take advantage of this unlimited coverage. As a result, securities sold under agreements to repurchase decreased $50.1 million, or 44.2%, from $113.4 million as of December 31, 2008 to $63.3 million as of September 30, 2009.

FHLB Borrowed Funds
     Our FHLB borrowed funds were $282.6 million and $283.0 million at September 30, 2009 and December 31, 2008, respectively. The outstanding balance for September 30, 2009 includes $10.0 million of short-term advances and $272.6 million of long-term advances. All of the outstanding balance for December 31, 2008 are long-term advances. Our remaining FHLB borrowing capacity was $405.1 million and $191.5 million as of September 30, 2009 and December 31, 2008, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations. The increase in FHLB borrowing capacity is a result of the higher eligibility rates from Centennial Bank (formerly First State Bank) being applied to the loans of the former charters which collapsed into Centennial Bank (formerly First State Bank) during the first six months of this year. Centennial Bank (formerly First State Bank) eligibility rates are presently being reevaluated and it is projected that the FHLB borrowing capacity will lower in the fourth quarter.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.5 million and $47.6 million as of September 30, 2009 and December 31, 2008, respectively.
     Table 13 reflects subordinated debentures as of September 30, 2009 and December 31, 2008, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 13: Subordinated Debentures

	As of	As of
	September 30,	December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,175	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$47,507	$47,575

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
Stockholders’ Equity
     Stockholders’ equity was $446.5 million at September 30, 2009 compared to $283.0 million at December 31, 2008, an increase of 57.8%. As of September 30, 2009 and December 31, 2008 our common equity to asset ratio was 15.1% and 11.0%, respectively. Book value per common share was $15.94 at September 30, 2009 compared to $14.25 at December 31, 2008.
     Stock Offering. In September 2009, the Company raised common equity through an underwritten public offering by issuing 4,950,000 shares of common stock at $19.85. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $93.3 million. In October 2009, the underwriter’s of our stock offering exercised and completed their option to purchase an additional 742,500 shares of common stock at $19.85 to cover over-allotments. The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $14.0 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million.
     Troubled Asset Relief Program. On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, will be reduced by half to 144,064 shares of our common stock at an exercise price of $26.03 per share.
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

     Cash Dividends. We declared cash dividends on our common stock of $0.060 per share for the three-month periods ended September 30, 2009 and 2008, and $0.180 and $0.157 per share for the nine-month periods ended September 30, 2009 and 2008, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2009 and 2008 was 18.9% and 16.0%, respectively. The common per share amounts are reflective of the 8% stock dividend during 2008. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share.
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
     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of September 30, 2009, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2009 and December 31, 2008, we met all regulatory capital adequacy requirements to which we were subject.

     Table 14 presents our risk-based capital ratios as of September 30, 2009 and December 31, 2008.
Table 14: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$446,536	$283,044
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(55,894)	(53,803)
Unrealized (gain) loss on available-for-sale securities	(1,554)	3,375
Servicing assets	(131)	(189)

Total Tier 1 capital	434,957	278,427

Tier 2 capital
Qualifying allowance for loan losses	27,929	27,573

Total Tier 2 capital	27,929	27,573

Total risk-based capital	$462,886	$306,000

Average total assets for leverage ratio	$2,515,322	$2,562,044

Risk weighted assets	$2,221,025	$2,193,001

Ratios at end of period
Leverage ratio	17.29%	10.87%
Tier 1 risk-based capital	19.58	12.70
Total risk-based capital	20.84	13.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 15 presents actual capital amounts and ratios as of September 30, 2009 and December 31, 2008, for our bank subsidiary and us.
Table 15: Capital and Ratios

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of September 30, 2009
Leverage ratios:
Home BancShares	$434,957	17.29%	$100,626	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	257,158	10.24	100,452	4.00		125,565	5.00
Tier 1 capital ratios:
Home BancShares	$434,957	19.58%	$88,857	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	257,158	11.64	88,370	4.00		132,556	6.00
Total risk-based capital ratios:
Home BancShares	$462,886	20.84%	$177,691	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	284,932	12.90	176,702	8.00		220,878	10.00
As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

Non-GAAP Financial Measurements
     We had $58.2 million, $56.6 million, and $57.0 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2009, December 31, 2008 and September 30, 2008, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Cash Earnings Per Common Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
GAAP net income available to common stockholders	$6,569	$6,564	$17,019	$19,496
Intangible amortization after-tax	282	281	844	843

Cash earnings available to common stockholders	$6,851	$6,845	$17,863	$20,339

GAAP diluted earnings per common share	$0.32	$0.32	$0.84	$0.96
Intangible amortization after-tax	0.01	0.02	0.04	0.04

Diluted cash earnings per common share	$0.33	$0.34	$0.88	$1.00

Table 17: Tangible Book Value Per Share

	As of	As of
	September 30,	December 31,
	2009	2008
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.94	$14.25
Tangible book value per common share: (A-C-D)/B	13.60	11.40

(A) Total common equity	$397,306	$283,044
(B) Common shares outstanding	24,931	19,860
(C) Goodwill	53,039	50,038
(D) Core deposit and other intangibles	5,160	6,547
Table 18: Cash Return on Average Assets

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Return on average assets: A/C	1.12%	1.00%	0.98%	1.01%
Cash return on average assets: B/(C-D)	1.19	1.07	1.05	1.08

(A) Net income available to all stockholders	$7,239	$6,564	$18,925	$19,496
Intangible amortization after-tax	282	281	844	843

(B) Cash earnings	$7,521	$6,845	$19,769	$20,339

(C) Average assets	$2,571,347	$2,603,477	$2,586,524	$2,574,567
(D) Average goodwill, core deposits and other intangible assets	58,425	57,120	58,149	57,588

Table 19: Cash Return on Average Tangible Common Equity

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Return on average common equity: A/C	8.46%	9.02%	7.69%	9.09%
Return on average tangible common equity: B/(C-D)	10.89	11.72	10.04	11.86

(A) Net income available to common stockholders	$6,569	$6,564	$17,019	$19,496
(B) Cash earnings available to common stockholders	6,851	6,845	17,863	20,339
(C) Average common equity	307,903	289,525	296,086	286,619
(D) Average goodwill, core deposits and other intangible assets	58,425	57,120	58,149	57,588
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Equity to assets: B/A	16.97%	10.97%
Common equity to assets: C/A	15.10	10.97
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	13.18	8.97

(A) Total assets	$2,631,736	$2,580,093
(B) Total equity	446,536	283,044
(C) Total common equity	397,306	283,044
(D) Goodwill	53,039	50,038
(E) Core deposit and other intangibles	5,160	6,547
Recently Issued Accounting Pronouncements
     See Note 19 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2009, our cash and cash equivalents were $124.0 million, or 4.7% of total assets, compared to $54.2 million, or 2.1% of total assets, as of December 31, 2008. Our investment securities and federal funds sold were $315.9 million, or 12.0% of total assets, as of September 30, 2009 and $363.1 million, or 14.1% of total assets, as of December 31, 2008.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $17.5 million and $84.1 million on an unsecured basis as of September 30, 2009 and December 31, 2008, respectively. These lines may be terminated by the respective lending institutions at any time. As a result of our recent charter consolidation, there has been reduction in our availability to borrow Fed funds on an unsecured basis.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $282.6 million and $283.0 million at September 30, 2009 and December 31, 2008, respectively. These outstanding balances include no short-term advances. Our FHLB borrowing capacity was $405.1 million and $191.5 million as of September 30, 2009 and December 31, 2008.
     We currently have a borrower in custody arrangement with the Federal Reserve. This arrangement provides us with the potential to obtain $42.7 million in borrowed funds from the Federal Reserve Bank. We have no borrowed funds under this agreement as of September 30, 2009.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2009 our one-year cumulative repricing gap was 11.1%. The recently received stock offering proceeds have yet to be deployed and increased our one-year cumulative repricing gap by 3.1%. Excluding these non-deployed funds our gap position as of September 30, 2009 was asset sensitive with a one-year cumulative repricing gap of 8.0%, compared to 4.1% as of December 31, 2008. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2009.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$84,921	$—	$—	$—	$—	$—	$—	$84,921
Federal funds sold	660	—	—	—	—	—	—	660
Investment securities	26,465	23,755	25,810	40,679	30,224	39,272	129,064	315,269
Loans receivable	614,477	117,140	182,976	379,914	405,641	260,982	9,909	1,971,039

Total earning assets	726,523	140,895	208,786	420,593	435,865	300,254	138,973	2,371,889

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	24,169	48,338	72,507	145,014	123,482	123,482	123,541	660,533
Time deposits	118,444	157,785	235,124	217,382	55,631	39,628	3	823,997
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	53,774	—	—	—	1,265	3,796	4,429	63,264
FHLB borrowed funds	30,098	13,022	39,833	52,156	39,520	66,872	41,049	282,550
Subordinated debentures	25,782	15	23	38	—	—	21,649	47,507

Total interest- bearing liabilities	252,267	219,160	347,487	414,590	219,898	233,778	190,671	1,877,851

Interest rate sensitivity gap	$474,256	$(78,265)	$(138,701)	$6,003	$215,967	$66,476	$(51,698)	$494,038

Cumulative interest rate sensitivity gap	$474,256	$395,991	$257,290	$263,293	$479,259	$545,735	$494,038
Cumulative rate sensitive assets to rate sensitive liabilities	288.0%	184.0%	131.4%	121.3%	133.0%	132.3%	126.3%
Cumulative gap as a % of total earning assets	20.0%	16.7%	10.8%	11.1%	20.2%	23.0%	20.8%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC. (Registrant)
Date: November 3, 2009	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 3, 2009	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer