Form 10-K
period 2009-12-31
HOME BANCSHARES INC
filed 2010-03-05
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2009, was $266.1 million based upon the last trade price as reported on the NASDAQ Global Select Market of $19.04.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 25,712,069 shares as of February 24, 2010.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2010 Annual Meeting to be held on April 20, 2010.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2009

INDEX

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
Company Overview
     We are a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. In 1998, an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman formed Home BancShares, Inc. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired and integrated Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired and integrated in 2005.

     In December 2008, we began the process of combining the charters of our banks and adopting Centennial Bank as the common name. First State Bank and Marine Bank began the process by consolidating and adopting Centennial Bank as its new name. Community Bank and Bank of Mountain View followed and were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009. All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.
     We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the Bank). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwestern Florida.
     We acquire, organize and invest in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships.
     The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.”
Our Management Team
     The following table sets forth, as of December 31, 2009, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank
John W. Allison	63	Chairman of the Board	Chairman of the Board

C. Randall Sims	55	Chief Executive Officer and Director	Chief Executive Officer, President and Director

Randy E. Mayor	44	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis *	44	Chief Accounting Officer and Investor Relations Officer	___

Kevin D. Hester **	44	Chief Lending Officer	Chief Lending Officer and Director

Robert F. Birch, Jr.	59	___	Regional President

Tracy M. French	48	___	Regional President

*	Promoted from Director of Financial Reporting to Chief Accounting Officer on January 22, 2010.

**	Became an executive officer on January 22, 2010.

Our Growth Strategy
     Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:
•	Organic growth - We believe that our current branch network provides us with the capacity to grow within our existing market areas. Twenty-three of our 61 branches (including branches of banks we have acquired) have been opened since the beginning of 2004. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets as well as economic opportunities related to the recent relocation of out-of-state businesses to central Arkansas and the recently discovered Fayetteville Shale natural gas reserve in north central Arkansas.

•	Strategic acquisitions - We believe that properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Arkansas and other nearby markets, and in Florida, through pursuing FDIC-assisted acquisition opportunities. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goal in making these decisions is to maximize the return to our shareholders and enhancing our franchise.

•	De novo branching - As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2009, we opened a branch location in the Arkansas community of Heber Springs. We have no current plans for any additional de novo branch locations.
Community Banking Philosophy
     Our community banking philosophy consists of four basic principles:
•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our community bank boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.
     These principles which make up our community banking philosophy are the driving force for our business. As we have streamlined our business by moving to a unified banking network, we have preserved lending authority with local management in most cases and transitioned our former bank boards of directors into five community bank boards that maintain an integral connection to the communities we serve. We have empowered most of our community bank boards with lending authority of up to $6 million in their respective geographic areas. This allows us to capitalize on the strong relationships that our community bank board members and officers have established in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.

Operating Goals
     Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:
•	Maintain strong credit quality - Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. This centralized review process also applies to our banking operations in Florida, where the majority of our current non-performing loans were originated, and provides for close monitoring of the quality of our Florida loans. These efforts are supplemented by the recent relocation of our former director of loan review from our corporate headquarters in Arkansas to Florida to monitor our Florida operations and collections directly. In addition, we recently promoted the chief lending officer of our Conway region to the chief lending officer of the Company. As a result, he has assumed responsibility in that capacity over lending in our Florida market.

•	Continue to improve profitability - We intend to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of our newer branches and employees. Since December 2008, we have consolidated our six bank charters into one as part of our ‘Build a Better Bank’ (“B3”) program. During 2009, we have begun to see the benefits of the B3 program. Our core efficiency ratio improved from 59.3% for the fourth fiscal quarter in 2008 to 49.3% for the fourth fiscal quarter in 2009. Efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Our core efficiency ratio is calculated similarly using core non-interest expense and core non-interest income, which exclude nonrecurring items such as the expenses associated with the consolidation of our bank charters in 2008 and 2009 and nonrecurring gains or losses. These improvements in core operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income and the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•	Attract and motivate experienced bankers - We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. For our newest branch in Heber Springs, Arkansas, which opened in 2009, we were able to attract a four-person banking team. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet - We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain strong loan loss reserves; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), core efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs.
Our Market Areas
     As of December 31, 2009, we conducted business principally through 45 Arkansas branches located in central Arkansas, 2 branches in north central Arkansas, 2 branches in southern Arkansas, 9 branches in the Florida Keys and 3 branches in southwestern Florida. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth.

Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
     Our loan portfolio as of December 31, 2009, was comprised as follows:

		Percentage
	Amount	of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$808,983	41.5%
Construction/land development	368,723	18.9
Agricultural	33,699	1.7
Residential real estate loans:
Residential 1-4 family	382,504	19.6
Multifamily residential	62,609	3.2

Total real estate	1,656,518	84.9
Consumer	39,084	2.0
Commercial and industrial	219,847	11.3
Agricultural	10,280	0.5
Other	24,556	1.3

Total loans receivable	$1,950,285	100.0%

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
     Lending Policies. We have established common documentation and policies, based on the type of loan, for our bank subsidiary. The board of directors of each region supplements our standard policies to meet local needs and establishes loan approval procedures for that region. Each region’s board periodically reviews its lending policies and procedures. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s capital.
     Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish their own loan approval procedures as follows:
•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $25,000 to $500,000 for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority up to $1,000,000 secured and $100,000 unsecured.

•	Directors’ Loan Committee. Each region throughout our bank subsidiary has a Directors’ Loan Committee consisting of outside directors and senior lenders of that region. Generally, each region requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Regional Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6,000,000 secured and $500,000 unsecured.

•	Regional Loan Committee. The board of directors of Centennial Bank established the Regional Loan Committee consisting of senior lenders from all regions. This committee requires five voting members to establish a quorum, and is chaired by the Chief Lending Officer of the bank. The Regional Loan Committee has approval authority up to the in-house consolidated lending limit of $20,000,000.
     Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our Chief Executive Officer and our director Richard H. Ashley.
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
Insurance
     Community Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased July 1, 2000, by Centennial Bank (formerly Community Bank). Community Insurance Agency writes policies for commercial and personal lines of business. It is subject to regulation by the Arkansas Insurance Department. The offices of Community Insurance Agency are located in Jacksonville, Cabot, and Conway, Arkansas.
Trust Services
     FirsTrust Financial Services, Inc. provides trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts. In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was to improve the overall profitability of our trust efforts. FirsTrust Financial Services still has ownership rights to the trust assets under management.
Competition
     As of December 31, 2009, we conducted business through 61 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, White, Dallas, Cleveland, Conway, and Cleburne Counties in Arkansas and Monroe, Charlotte and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Employees
     On December 31, 2009, we had 605 full-time equivalent employees. Except for employees acquired in acquisitions, we expect that our 2010 staffing levels will approximate those at year end 2009. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
Troubled Asset Relief Program
     The Emergency Economic Stabilization Act of 2008 (“EESA”) authorized the United States Department of the Treasury (the “Treasury”) to take actions to restore stability and liquidity to the financial system in the U.S., and created the Troubled Asset Relief Program, or “TARP”. Using TARP’s authority, the Treasury established the Capital Purchase Program allowing qualified financial institutions to sell senior preferred stock and warrants to the Treasury, with the proceeds of those sales qualifying as Tier 1 regulatory capital in an amount between 1% and 3% of risk-weighted assets.

     On January 16, 2009, we issued and sold to the Treasury 50,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 288,129 shares of our common stock, par value $0.01 per share, at an exercise price of $26.03 per share. The aggregate purchase price for the securities was $50.0 million in cash. Cumulative dividends on the Series A preferred shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter.
     The Series A preferred shares qualify as Tier 1 capital. They are callable at par after three years. Under our agreement with the Treasury, prior to January 16, 2012, the shares may only be redeemed after a qualifying equity offering of any Tier 1 perpetual preferred or common stock. However, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to consultation with our federal banking regulator, the Treasury must permit us to redeem the shares at any time without regard to whether we have replaced such funds from any other source or to any waiting period. The Treasury must approve any quarterly cash dividend on our common stock above $0.06 per share or share repurchases until January 16, 2012, unless the Series A preferred shares are paid off in whole or transferred to a third party. It also grants the holders of the Preferred Shares, the Warrant and the Common Stock to be issued under the Warrant certain registration rights and subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (“EESA”).
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
     In September 2009, we raised common equity through an underwritten public offering by issuing 5,692,500 shares of common stock at $19.85, which met the requirements of a qualifying equity offering. The proceeds of this offering exceeded the aggregate purchase price of the Series A preferred shares ($50.0 million), therefore the number of shares of common stock underlying the ten-year warrant has been reduced by half, resulting in the Treasury now holding a warrant to purchase 144,064 shares of our common stock at an exercise price of $26.03 per share. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million, which triggered the reduction in the shares underlying the warrant. If we repay the TARP funds, we have the right to repurchase the warrant for fair market value. Fair market value for repurchase of the warrant will be subject to negotiation, and there can be no assurance that we will be able to repurchase the warrant.

SUPERVISION AND REGULATION
General
     We and our bank subsidiary are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our company and its operations. These laws generally are intended to protect depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not stockholders. The following discussion describes the material elements of the regulatory framework that applies to us.
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
     Support of Subsidiary Institutions. Under Federal Reserve Board policy, we are expected to act as a source of financial strength for our bank subsidiary and are required to commit resources to support them. Moreover, an obligation to support our bank subsidiary may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.
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
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2009, our Tier 1 risk-based capital ratio was 20.76% and our total risk-based capital ratio was 22.02%. Thus, we are considered adequately capitalized for regulatory purposes.
     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. As of December 31, 2009, our leverage ratio was 17.42%.
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

Subsidiary Bank
     General. Centennial Bank is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary.
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
     FDIC Insurance and Assessments. Deposit accounts are insured by the FDIC, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limits are scheduled to return to $100,000 on January 1, 2014. The temporary increase in insured deposits results in a higher assessment for the Bank.
     In October 2008, separate from the EESA, the FDIC also announced the Temporary Liquidity Guarantee Program. By participating in the deposit guarantee portion of the TLG Program, we are subject to a coverage charge of 15 basis points per annum for noninterest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000. In August 2009, the FDIC extended the expiration of the deposit guarantee portion of the program to June 30, 2010. In connection with the extension, the annual fees associated with the deposit guarantee portion of the TLG Program after December 31, 2009 were set at 15, 20 or 25 basis points, depending on the risk category of the institution. Based upon our current risk category classification, our assessment rate will be 15 basis points. This rate could increase should the FDIC reclassify us into a higher risk category or should the FDIC amend the terms of the program.
     These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009. Additional changes followed beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
     In May 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 10 basis points of each insured institution’s assets less its Tier 1 capital as of June 30, 2009, which were collected on September 30, 2009. Based on our deposit levels at June 30, 2009, we paid a special assessment amount of approximately $1.2 million.

     On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. On November 12, 2009, the FDIC adopted a final rule implementing the proposed prepaid assessments. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate will be based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 will be equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012. On December 30, 2009, the Company prepaid approximately $10.0 million for Centennial Bank, which will be expensed over the three-year prepayment period. At the end of the three-year period, we will receive a refund for any unused portion of the prepaid assessment. If the prepaid amount is exhausted before the end of the prepayment period, we will be required to pay any assessments for the remainder of the period in cash.
     Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank subsidiary. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. Our bank subsidiary received “satisfactory” CRA ratings from their applicable federal banking regulatory at their last examinations.
     Other Regulations. Interest and other charges collected or contracted for by our bank subsidiary are subject to state usury laws and federal laws concerning interest rates.
     Loans to Insiders. Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Directors approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.
     Capital Requirements. Our bank subsidiary is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators.
     The Federal Reserve Bank, with respect to our bank subsidiary that is a member of the Federal Reserve System, monitors the capital adequacy of our bank subsidiary by using a combination of risk-based guidelines and leverage ratios. The agencies consider the bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system.
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
     Interstate Branching. Effective June 1, 1997, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 amended the FDICIA and certain other statutes to permit state and national banks with different home states to merge across state lines, with approval of the appropriate federal banking agency, unless the home state of a participating bank had passed legislation prior to May 31, 1997 expressly prohibiting interstate mergers. Under the Riegle-Neal Act amendments, once a state or national bank has established branches in a state, that bank may establish and acquire additional branches at any location in the state at which any bank involved in the interstate merger transaction could have established or acquired branches under applicable federal or state law. If a state opts out of interstate branching within the specified time period, no bank in any other state may establish a branch in the state which has opted out, whether through an acquisition or de novo.
     Federal Home Loan Bank System. The Federal Home Loan Bank system, of which our bank subsidiary is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Board, or FHFB. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of Directors of each regional FHLB.
     As a system member, our bank subsidiary is entitled to borrow from the FHLB of its respective regions and is required to own a certain amount of capital stock in the FHLB. Our bank subsidiary is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our bank subsidiary are secured by a portion of its respective loan portfolio, certain other investments and the capital stock of the FHLB held by such bank.
     Mortgage Banking Operations. Our bank subsidiary is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Our bank subsidiary is also subject to regulation by the Arkansas State Bank Department, as applicable, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

Payment of Dividends
     We are a legal entity separate and distinct from our bank subsidiary and other affiliated entities. The principal sources of our cash flow, including cash flow to pay dividends to our stockholders, are dividends that our bank subsidiary pays to us as its sole stockholder. Statutory and regulatory limitations apply to the dividends that our bank subsidiary can pay to us, as well as to the dividends we can pay to our stockholders.
     The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary bank also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its stockholders that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Arkansas law.
     There are certain state-law limitations on the payment of dividends by our bank subsidiary. Centennial Bank which is subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State Bank Commissioner. Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have regularly paid dividends on our common stock beginning with the second quarter of 2003, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.
     The payment of dividends by us, or by our bank subsidiary, may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would result in the depository institution being undercapitalized.
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
Restrictions on Transactions with Affiliates
     We and our bank subsidiary are subject to Section 23A of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank. In general, Section 23A imposes a limit on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Bank or its nonbanking affiliates.
     Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain other transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.
     The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively, the “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Privacy
     Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and our subsidiary have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.
Anti-Terrorism and Money Laundering Legislation
     Our bank subsidiary is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. Our bank subsidiary has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise have implemented policies and procedures intended to comply with the foregoing rules.
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
AVAILABLE INFORMATION
     We are subject to the information requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. You can also review our filings by accessing the website maintained by the SEC at http://www.sec.gov. The site contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In addition, we maintain a website at http://www.homebancshares.com. We make available on our website copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as practicable after we electronically file such materials with or furnish such documents to the SEC.

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
     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, the effects of which continued through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits and borrowings.
     The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.
     Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. As a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase our costs and limit our ability to pursue certain business opportunities. We also may be required to pay even higher Federal Deposit Insurance Corporation (FDIC) premiums than the recently increased level because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.
     While general economic trends have shown signs of stabilizing in recent months, we do not believe these difficult market and economic conditions are likely to substantially improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. These negative events may have an adverse effect on our business, financial condition, results of operations and stock price.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
     The EESA authorized the Treasury, under the TARP program, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to one another. The Treasury allocated $250 billion toward TARP’s Capital Purchase Program to fund the purchase of equity securities from participating institutions. As described above, we issued to the Treasury 50,000 Series A preferred shares and a warrant to purchase 288,129 shares of our common stock pursuant to TARP’s Capital Purchase Program in January 2009. (In November 2009, following the completion of our public offering of common stock in September and October 2009, the warrant shares were reduced to 144,064 shares.)

     The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to stabilize the U.S. banking system. While the banking system has achieved some stabilization, it is unknown whether the EESA and the other regulatory initiatives described above will produce broad, long-term stabilization. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets, our business, financial condition, results of operations and prospects could be materially and adversely affected.
Future legislation and regulation could negatively impact our ability to execute our business strategies.
     In addition to the legislation that has been enacted and regulations that have been promulgated, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
     In June 2009, President Obama announced a proposal to reform the U.S. financial system. Among other things, the plan would merge the Office of Thrift Supervision with the Office of the Comptroller of the Currency, create a new consumer protection agency and authorize greater powers for the Federal Reserve Board. The U.S. House of Representatives in December 2009 passed legislation containing most of the president’s plan, and the U.S. Senate is expected to consider similar legislation in the coming months.
     These initiatives, in addition to any other legislative or regulatory initiatives, may have unintended consequences on financial institutions. If these initiatives negatively impact our ability to implement our business strategies, it may have a material adverse effect on our results of operations and future prospects.
Recent increases in deposit insurance coverage are expected to increase our FDIC insurance assessments and result in higher noninterest expense.
     The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limits are scheduled to return to $100,000 on January 1, 2014. The temporary increase in deposit insurance coverage results in a higher assessment for Centennial Bank and will adversely affect our results of operations as an increase in noninterest expense. Should more bank failures occur, the premium assessments could continue to increase.
     Separate from the EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. By participating in the deposit guarantee portion of the TLG Program, we are subject to a coverage charge of 15 basis points per annum for noninterest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000. In August 2009, the FDIC extended the expiration of the deposit guarantee portion of the program to June 30, 2010. In connection with the extension, the annual fees associated with the deposit guarantee portion of the TLG Program after December 31, 2009 were set at 15, 20 or 25 basis points, depending on the risk category of the institution. Based upon our current risk category classification, our assessment rate will be 15 basis points. This rate could increase should the FDIC reclassify us into a higher risk category or should the FDIC amend the terms of the program. This assessment will also adversely affect our results of operations.
     These programs have placed additional stress on the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009. Additional changes followed beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.

     In May 2009, the FDIC voted to amend the restoration plan and impose a special assessment of 10 basis points of each insured institution’s assets less its Tier 1 capital as of June 30, 2009, which were collected on September 30, 2009. Based on our deposit levels at June 30, 2009, we paid a special assessment amount of approximately $1.2 million.
     On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. On November 12, 2009, the FDIC adopted a final rule implementing the proposed prepaid assessments. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate is based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, has been in effect for the entire third quarter of 2009. The prepaid assessment rate for 2011 and 2012 is equal to that institution’s modified third quarter 2009 total base assessment rate plus 3 basis points. Each institution’s prepaid assessment base was calculated using its third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012. On December 30, 2009, the Company prepaid approximately $10.0 million for Centennial Bank, which will be expensed over the three-year prepayment period. At the end of the three-year period, we will receive a refund for any unused portion of the prepaid assessment. If the prepaid amount is exhausted before the end of the prepayment period, we will be required to pay any assessments for the remainder of the period in cash.
     We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. The prepaid assessment rule described above does not preclude the FDIC from changing the assessment rates or further revising the risk-based assessment system during this period. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels, and we may be required to pay additional prepaid or special premium assessments.
Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption since 2007. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.
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
     As of December 31, 2009, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 126.0% and our cumulative repricing gap position was 12.8% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. The 2009 stock offering proceeds have yet to be deployed and increased our one-year cumulative repricing gap by 4.7%. Excluding these non-deployed funds our gap position as of December 31, 2009 was asset sensitive with a one-year cumulative repricing gap of 8.1%. Floating rate loans made up 21.3% of our $1.95 billion loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the decline in the interest rate environment during 2008, as of December 31, 2009, we had approximately $203.8 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. In addition, 64.6% of our loans receivable and 86.8% of our time deposits at December 31, 2009, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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
     We are a registered bank holding company primarily regulated by the Federal Reserve Board. Our bank subsidiary is also primarily regulated by the Federal Reserve Board and the Arkansas State Bank Department.
     Complying with banking industry regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions. Recently, banks generally have faced increased regulatory sanctions and scrutiny, particularly under the USA PATRIOT Act and statutes that promote customer privacy or seek to prevent money laundering. As regulation of the banking industry continues to evolve, we expect the costs of compliance to continue to increase and, thus, to affect our ability to operate profitably. In addition, any regulatory restrictions placed on us may negatively affect our future prospects.
Risks Related to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect our business, financial condition, results of operations and future prospects.
     Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As of December 31, 2009, our allowance for loan losses was approximately $43.0 million, or 2.2% of our total loans receivable.
     If our assumptions are incorrect, our current allowance may be insufficient to absorb future loan losses, and increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. The current economic environment has made it more difficult for us to estimate the losses that we will experience in our loan portfolio. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have a negative effect on our operating results.
Our high concentration of commercial real estate, construction and land development and commercial and industrial loans expose us to increased lending risks.
     As of December 31, 2009, the primary composition of our loan portfolio was as follows:
•	commercial real estate loans (excludes construction and land development) of $842.7 million, or 43.2% of total loans;

•	construction and land development loans of $368.7 million, or 18.9% of total loans;

•	commercial and industrial loans of $219.8 million, or 11.3% of total loans;

•	residential real estate loans of $445.1 million, or 22.8% of total loans; and

•	consumer loans of $39.1 million, or 2.0% of total loans.

     Commercial real estate, construction and land development and commercial and industrial loans, which comprised 73.4% of our total loan portfolio as of December 31, 2009, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 24.8% of our total loan portfolio as of December 31, 2009. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
     Our concentration in commercial real estate loans exposes us to greater risk associated with those types of loans. The repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.
     These risks, especially in periods of adverse market conditions such as the current environment, may result in losses to us, which adversely affect our financial condition and results of operations.
Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.
     Over the past two years, there has been a dramatic decrease in housing and real estate values, coupled with a significant increase in the rate of unemployment, in our Florida markets. These trends have contributed to an increase in our non-performing loans and reduced asset quality. As of December 31, 2009, our non-performing loans totaled approximately $39.9 million, or 2.05% of the loan portfolio. Non-performing assets were approximately $56.8 million as of this same date, or 2.12% of total assets. In addition, we had approximately $9.2 million in accruing loans that were between 30 and 89 days delinquent as of December 31, 2009. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.
     Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect to continue to incur additional losses relating to an increase in non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These effects, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.
     While we believe our allowance for loan losses is adequate as of December 31, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in our making additions to the provision for loan loss during 2010. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.
     Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. Generally, trends in these factors have been negative over the most recent two years in our Florida markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth or negative growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our Florida markets were to remain depressed or decline further, a significant portion of our loans in our Florida market could become under-collateralized, which could have a material adverse effect on us.
     As of December 31, 2009, loans in the Florida market totaled $315.3 million, or 16.2% of our loans receivable. Of those loans, approximately 92.8% were secured by real estate. The recent decline in local economic conditions has adversely affected the values of our real estate collateral in Florida and will likely continue to do so for the foreseeable future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect our business, financial condition, results of operations, and future prospects.
     We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2009, the legal lending limit of our bank subsidiary for secured loans was approximately $61.8 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our Chief Executive Officer and our director Richard H. Ashley.
A portion of our loans are to customers who have been adversely affected by the home building industry.
     Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these customers are forced to default on their loans. We do not anticipate that the housing market will improve substantially in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to our loan portfolios may occur.
Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures.
     Our cost of funds may increase as a result of general economic conditions, FDIC insurance assessments, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits, and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. In addition, local deposits reflect a mix of transaction and time deposits, whereas brokered deposits typically are less stable time deposits, which may need to be replaced with higher cost funds. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.
The loss of key officers may materially and adversely affect our business, financial condition, results of operations and future prospects.
     Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Randy E. Mayor, Brian S. Davis and Kevin D. Hester and on our regional bank presidents. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our employees, our executive officers and regional bank presidents are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.
     On January 31, 2010, our President and Chief Operating Officer, Ron W. Strother, died. We have taken actions to reassign his duties, and as of this report, we do not believe his death has had a material adverse affect on our business, financial condition or results of operations. However, the loss of his services could in the future materially and adversely affect our business, financial condition, results of operations and future prospects.

The TARP Capital Purchase Program and recent legislation impose certain executive compensation and corporate governance requirements, which could adversely affect us and our business, including our ability to recruit and retain qualified employees.
     The securities purchase agreement we entered into in connection with our participation in the TARP Capital Purchase Program required us to adopt the Treasury’s standards for executive compensation and corporate governance while the Treasury holds securities issued by us pursuant to the TARP Capital Purchase Program, including any common stock issuable under the warrants we issued to the Treasury. These standards generally apply to our chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The ARRA imposed further limitations on compensation while the Treasury holds equity issued by us pursuant to the TARP Capital Purchase Program.
     The Treasury released an interim final rule on TARP standards for compensation and corporate governance on June 10, 2009, which implemented and further expanded the limitations and restrictions imposed on executive compensation and corporate governance by the TARP Capital Purchase Program and ARRA. The rules apply to us as a recipient of funds under the TARP Capital Purchase Program. The rules clarify prohibitions on bonus payments, provide guidance on the use of restricted stock awards, expand restrictions on golden parachute payments, mandate enforcement of clawback provisions unless unreasonable to do so, outline the steps compensation committees must take when evaluating risks posed by compensation arrangements, and require the adoption and disclosure of a luxury expenditure policy, among other things. New requirements under the rules include enhanced disclosure of perquisites and the use of compensation consultants, and a prohibition on tax gross-up payments.
     These provisions and any future rules issued by the Treasury could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.
We may not meet TARP lending goals.
     Congress and bank regulators have encouraged participants in the TARP Capital Purchase Program to use such capital to make loans, but it may not be possible to safely, soundly and profitably make sufficient loans to creditworthy persons in the current economy to satisfy such goals. We continue to lend and to report our lending to the Treasury. The future demands for additional lending are unclear and uncertain, and we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition and may be in conflict with bank regulations and requirements as to liquidity and capital. The profitability of funding such loans using deposits may be adversely affected by increased FDIC insurance premiums.
Our growth and expansion strategy may not be successful and our market value and profitability may suffer.
     Growth through the acquisition of banks (including FDIC-assisted transactions) and de novo branching represent important components of our business strategy. Any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
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

     In the current economic environment, we may have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for integration of an acquired institution, we may face additional risks in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.
     In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching. De novo branching and any acquisition carries with it numerous risks, including the following:
•	the inability to obtain all required regulatory approvals;

•	significant costs and anticipated operating losses associated with establishing a de novo branch or a new bank;

•	the inability to secure the services of qualified senior management;

•	the local market may not accept the services of a new bank owned and managed by a bank holding company headquartered outside of the market area of the new bank;

•	economic downturns in the new market;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.
     We cannot assure that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions (including FDIC-assisted transactions) and de novo branching. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and maintain our market value and profitability.
There may be undiscovered risks or losses associated with our acquisitions of bank subsidiaries which would have a negative impact upon our future income.
     Our growth strategy includes strategic acquisitions of banks. We have acquired five banks since we started our first subsidiary bank in 1999, including three in 2005 and one in 2008, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and Florida. In most cases, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.
Competition from other financial institutions may adversely affect our profitability.
     The banking business is highly competitive. We experience strong competition, not only from commercial banks, savings and loan associations and credit unions, but also from mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial services providers operating in or near our market areas. We compete with these institutions both in attracting deposits and in making loans.
     Many of our competitors are much larger national and regional financial institutions. We may face a competitive disadvantage against them as a result of our smaller size and resources and our lack of geographic diversification. Many of our competitors are not subject to the same degree of regulation that we are as an FDIC-insured institution, which gives them greater operating flexibility and reduces their expenses relative to ours.

     We also compete against community banks that have strong local ties. These smaller institutions are likely to cater to the same small and mid-sized businesses that we target and to use a relationship-based approach similar to ours. In addition, our competitors may seek to gain market share by pricing below the current market rates for loans and paying higher rates for deposits. Competitive pressures can adversely affect our results of operations and future prospects.
We may incur environmental liabilities with respect to properties to which we take title.
     A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.
We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements.
     The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which may adversely affect our results of operations and future prospects.
     As a service to our clients, Centennial Bank currently offers Internet banking. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our clients’ transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.
Our recent results do not indicate our future results and may not provide guidance to assess the risk of an investment in our common stock.
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
We may not experience continued growth.
     Over the past five years, we have experienced significant growth through acquisitions and organic growth. We cannot provide assurance that our growth will continue. If our growth does not continue, we may not be able to effectively deploy our current capital, which might negatively impact our return on equity and our stock price.

We may not be able to raise the additional capital we need to grow and, as a result, our ability to expand our operations could be materially impaired.
     Federal and state regulatory authorities require us and our bank subsidiary to maintain adequate levels of capital to support our operations. While we believe that the $50 million in capital we obtained through the sale of the Series A preferred shares to the Treasury in January 2009, the $107.3 million we raised in a public offering of our common stock in September and October 2009 (net of underwriting discounts and commissions and other offering expenses) pursuant to a shelf registration statement, and our pre-existing capital (which already exceeded the federal and state capital requirements) will be sufficient to support our current operations, anticipated expansion and potential acquisitions, factors such as faster than anticipated growth, reduced earning levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or additional acquisition opportunities may lead us to seek additional capital.
     Our ability to raise additional capital, if needed, will depend on our financial performance and on conditions in the capital markets at that time, which are outside our control. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations could be materially impaired.
Our directors and executive officers own a significant portion of our common stock and can exert significant influence over our business and corporate affairs.
     Our directors and executive officers, as a group, beneficially owned 24.4% of our common stock as of December 31, 2009. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.
Our accounting policies and methods impact how we report our financial condition and results of operations. Application of these policies and methods may require management to make estimates about matters that are uncertain.
     Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles in the United States of America and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in our reporting materially different amounts than would have been reported under a different alternative. For a description of our significant accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K. These accounting policies are critical to presenting our financial condition and results of operations. They may require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions.
Changes in accounting standards could materially impact our consolidated financial statements.
     The regulatory bodies that establish accounting standards, including the Financial Accounting Standards Board, SEC and other regulatory bodies, from time to time may change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in changes to previously reported financial results, or a cumulative charge to retained earnings.
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
Risks Related to Owning Our Stock
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
     We are an entity separate and distinct from our bank subsidiary and derive substantially all of our revenue in the form of dividends from that subsidiary. Accordingly, we are and will be dependent upon dividends from our bank subsidiary to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on the Series A preferred shares and our common stock. The ability of our bank subsidiary to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event it is unable to pay dividends to us, we may not be able to pay dividends on the Series A preferred shares or our common stock. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
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
     We have $47.5 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock and the Series A preferred shares. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on the Series A preferred shares and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Series A preferred shares or our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock (including the Series A preferred shares and our common stock). If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of the Series A preferred shares and our common stock. Moreover, without notice to or consent from the holders of the Series A preferred shares or our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.
     The securities purchase agreement between us and the Treasury provides that prior to the earlier of January 16, 2012 and the date on which all of the Series A preferred shares have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock above $0.06 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire any shares of our common stock or preferred stock (other than the Series A preferred shares) or any trust preferred securities issued by us. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A preferred shares. These restrictions, together with the potentially dilutive impact of the warrant we issued to the Treasury, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.
We may be unable to, or choose not to, pay dividends on our common stock.
     Although we have paid a quarterly dividend on our common stock since the second quarter of 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:
•	We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our bank subsidiary, is subject to federal and state laws that limit the ability of that bank to pay dividends.

•	Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

•	Before dividends may be paid on our common stock in any year, payments must be made on our subordinated debentures and the Series A preferred shares as described in this “Risk Factors” section and elsewhere in this prospectus supplement.

•	Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.
     If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our bank subsidiary becomes unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on the Series A preferred shares or our common stock. Accordingly, our inability to receive dividends from our bank subsidiary could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell common stock when you want or at prices you find attractive.
     We cannot predict the prices at which our common stock will trade in the future. The market value of our common stock will likely continue to fluctuate in response to a number of factors including the following, most of which are beyond our control, as well as the other factors described in this “Risk Factors” section:
•	actual or anticipated variations in quarterly results of operations;

•	changes in financial estimates and recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	developments related to investigations, proceedings or litigation that involve us;

•	dispositions, acquisitions and financings;

•	actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers; and

•	regulatory developments.
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
There may be future sales of additional common stock or preferred stock or other dilution of our equity, which may adversely affect the value of our common stock or the Series A preferred shares.
     We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. The value of our common stock or the Series A preferred shares could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market or the perception that such sales could occur.
Anti-takeover provisions could negatively impact our shareholders.
     Provisions in our articles of incorporation, bylaws and corporate policies, Arkansas corporate law and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the value of any class of our equity securities, including our common stock and the Series A preferred shares. These provisions include advance notice requirements for nominations for election to our board of directors and for proposing matters that shareholders may act on at shareholder meetings and a provision allowing directors to fill a vacancy in our board of directors. Our articles of incorporation also authorize our board of directors to issue preferred stock, and although our board of directors has not had and does not presently have any intention of issuing any preferred stock for anti-takeover purposes, preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

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
We may not be able to redeem the Series A preferred shares or repurchase the warrant we issued to the Treasury.
     We may in the future attempt to redeem the Series A preferred shares and the warrant we issued to the Treasury in connection with the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program continue to evolve and their scope, timing and effect cannot be predicted. While we may wish to redeem the Series A preferred shares and repurchase the warrant we issued to the Treasury, we may not be permitted to do so. Any such transaction would require prior Federal Reserve and Treasury approval. Based on recently issued Federal Reserve guidelines, an institution must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before repurchasing or redeeming any securities sold to the Treasury under the TARP Capital Purchase Program.
     These conditions on the repurchase or redemption of securities sold to Treasury under the TARP Capital Purchase Program supplement, and do not supplant, the usual regulatory limitations that apply to the repurchase or redemption of capital instruments by bank holding companies. Bank supervisors will weigh an institution’s interest in repurchasing or redeeming outstanding securities issued under the TARP Capital Purchase Program against the extent that the capital contribution represented by such securities has increased the institution’s soundness, capital adequacy and ability to lend. Supervisors must also confirm that the institution has a comprehensive internal capital assessment process before the institution will be permitted to repurchase or redeem such securities. As a result of these various conditions on our ability to repurchase or redeem capital instruments, it is uncertain if we will be able to redeem the Series A preferred shares and repurchase the warrant issued to the Treasury even if we have sufficient financial resources to do so.
If we are unable to redeem the Series A preferred shares after five years, the cost of this capital to us will increase substantially.
     If we are unable to redeem the Series A preferred shares prior to February 15, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% per annum (approximately $2.5 million annually) to 9.0% per annum (approximately $4.5 million annually). Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A preferred shares could have a material negative effect on our liquidity and financial condition.
The Series A preferred shares impact net income available to our common shareholders and earnings per common share, and the warrant we issued to the Treasury may be dilutive to holders of our common stock.
     The dividends declared on the Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share. The Series A preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interests of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A preferred shares is exercised. The shares of common stock underlying the warrant represent approximately 0.56% of the shares of our common stock outstanding as of December 31, 2009 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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
     The Company’s main office is located in a company owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2009 our bank subsidiary owned or leased a total of 49 branches throughout Arkansas, 9 branches in the Florida Keys and 3 branches in Southwest Florida. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

Item 3.	LEGAL PROCEEDINGS
     While we and our bank subsidiary and other affiliates are from time to time parties to various legal proceedings arising in the ordinary course of their business, management believes, after consultation with legal counsel, that there are no proceedings threatened or pending against us or our bank subsidiary or other affiliates that will, individually or in the aggregate, have a material adverse effect on our business or consolidated financial condition.

Item 4.	(RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock trades on the Nasdaq National Market in the Global Select Market System under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock (stock dividend adjusted).

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2009
1st Quarter	$26.64	$14.72	$0.060
2nd Quarter	23.17	18.51	0.060
3rd Quarter	22.22	18.66	0.060
4th Quarter	24.59	20.65	0.060

2008
1st Quarter	$20.33	$17.81	$0.046
2nd Quarter	22.45	19.41	0.051
3rd Quarter	31.23	19.63	0.060
4th Quarter	27.77	21.87	0.065
     As of February 24, 2010, there were 812 stockholders of record of the Company’s common stock.
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

     We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2009:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by the stockholders	759,597	$11.51	504,999

Equity compensation plans not approved by the stockholders	—	—	—

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

Item 6.	SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars and shares in thousands, except per share data(a))
Income statement data:
Total interest income	$132,253	$145,718	$141,765	$123,763	$85,458
Total interest expense	39,943	59,666	73,778	60,940	36,002

Net interest income	92,310	86,052	67,987	62,823	49,456
Provision for loan losses	11,150	27,016	3,242	2,307	3,827

Net interest income after provision for loan losses	81,160	59,036	64,745	60,516	45,629
Non-interest income	30,659	22,615	25,754	19,127	15,222
Gain on sale of equity investment	—	6,102	—	—	465
Non-interest expense	72,883	75,717	61,535	56,478	44,935

Income before income taxes	38,936	12,036	28,964	23,165	16,381
Provision for income taxes	12,130	1,920	8,519	7,247	4,935

Net income	26,806	10,116	20,445	15,918	11,446
Preferred stock dividends & accretion of discount on preferred stock	2,576	—	—	—	—

Net income available to common shareholders	$24,230	$10,116	$20,445	$15,918	$11,446

Per share data:
Basic earnings per common share	$1.13	$0.51	$1.10	$0.99	$0.85
Diluted earnings per common share (2)	1.12	0.50	1.08	0.93	0.76
Diluted cash earnings per common share (1) (2)	1.17	0.55	1.14	0.99	0.82
Book value per common share (2)	16.18	14.25	13.58	12.45	10.77
Tangible book value per common share (2) (3) (6)	13.93	11.40	11.16	9.93	7.60
Dividends — common	0.240	0.222	0.134	0.083	0.065
Average common shares outstanding	21,479	19,816	18,614	15,657	12,811
Average diluted shares outstanding (2)	21,713	20,313	18,927	17,197	15,000

Performance ratios:
Return on average assets	1.03%	0.39%	0.92%	0.78%	0.69%
Cash return on average assets (7)	1.10	0.44	0.98	0.86	0.76
Return on average common equity (2)	7.45	3.51	8.50	8.12	7.27
Cash return on average tangible common equity (2) (3) (8)	9.49	4.88	11.06	11.46	10.16
Net interest margin (10)	4.09	3.82	3.52	3.51	3.37
Efficiency ratio (4)	55.98	62.68	62.10	64.99	64.94

Asset quality:
Nonperforming assets to total assets	2.12%	1.42%	0.36%	0.23%	0.47%
Nonperforming loans to total loans	2.05	1.53	0.20	0.32	0.69
Allowance for loan losses to nonperforming loans	107.57	135.08	903.97	574.37	291.62
Allowance for loans losses to total loans	2.20	2.06	1.83	1.84	2.01
Net charge-offs to average loans	0.43	1.01	—	0.03	0.38

Summary Consolidated Financial Data — Continued

	As of or for the Years Ended December 31,
	2009	2008	2007	2006	2005
		(Dollars and shares in thousands, except per share data(a))
Balance sheet data (period end):
Total assets	$2,684,865	$2,580,093	$2,291,630	$2,190,648	$1,911,491
Investment securities	322,115	355,244	430,399	531,891	530,302
Loans receivable	1,950,285	1,956,232	1,606,994	1,416,295	1,204,589
Allowance for loan losses	42,968	40,385	29,406	26,111	24,175
Intangible assets	57,737	56,585	45,229	46,985	48,727
Non-interest-bearing deposits	302,228	249,349	211,993	215,142	209,974
Total deposits	1,835,423	1,847,908	1,592,206	1,607,194	1,427,108
Subordinated debentures (trust preferred securities)	47,484	47,575	44,572	44,663	44,755
Stockholders’ equity	464,973	283,044	253,056	231,419	165,857
Capital ratios:
Common equity to assets (2)	15.48%	10.97%	11.04%	10.56%	8.68%
Tangible common equity to tangible assets (2) (3) (9)	13.63	8.97	9.25	8.60	6.29
Tier 1 leverage ratio (5)	17.42	10.87	11.44	11.29	9.22
Tier 1 risk-based capital ratio	20.76	12.70	13.45	14.57	12.25
Total risk-based capital ratio	22.02	13.95	14.70	15.83	13.51
Dividend payout — common	19.11	43.53	12.23	8.46	7.30
(a) All per share amounts have been restated to reflect the effect of the 8% stock dividend during 2008.

(1)	Diluted cash earnings per share reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 20,” for the non-GAAP tabular reconciliation.

(2)	Shares of Class A preferred stock and Class B preferred stock outstanding on December 31, 2005 are assumed to have been converted to their equivalent shares/value of common stock.

(3)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.

(4)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

(5)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 21,” for the non-GAAP tabular reconciliation.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 22,” for the non-GAAP tabular reconciliation.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 23,” for the non-GAAP tabular reconciliation.

(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 24,” for the non-GAAP tabular reconciliation.

(10)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2009, 2008 and 2007. This discussion should be read together with the “Summary Consolidated Financial Data,” our financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2009, we had, on a consolidated basis, total assets of $2.68 billion, loans receivable of $1.95 billion, total deposits of $1.84 billion, and stockholders’ equity of $465.0 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
Key Financial Measures

	As of or for the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data (a))
Total assets	$2,684,865	$2,580,093	$2,291,630
Loans receivable	1,950,285	1,956,232	1,606,994
Total deposits	1,835,423	1,847,908	1,592,206
Net income	26,806	10,116	20,445
Net income available to common shareholders	24,230	10,116	20,445
Basic earnings per common share	1.13	0.51	1.10
Diluted earnings per common share	1.12	0.50	1.08
Diluted cash earnings per common share (1)	1.17	0.55	1.14
Net interest margin — FTE.	4.09%	3.82%	3.52%
Efficiency ratio	55.98	62.68	62.10
Return on average assets	1.03	0.39	0.92
Return on average common equity	7.45	3.51	8.50

(1)	See Table 20 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

(a)	All per share amounts have been restated to reflect the effect of the 8% stock dividend during 2008.

2009 Overview
     Our net income increased 165.0% to $26.8 million for the year ended December 31, 2009, from $10.1 million for the same period in 2008. On a diluted earnings per share basis, our net earnings increased 124.0% to $1.12 for the year ended December 31, 2009, as compared to $0.50 for the same period in 2008.
     The increase in 2009 earnings is associated with several items. During 2009, we incurred merger expenses related to the consolidation of our charters and a special assessment from the FDIC. During 2008, we had a higher provision for loan losses and other real estate owned (“OREO”) losses, sold our investment in White River Bancshares, conducted an efficiency study and incurred investment security impairments. Other 2008 to 2009 changes include a 27 basis point increase in net interest margin, reduced salaries and employee benefits and increases in recurring FDIC and state assessment fees.
     We do not consider the merger expenses or the special assessment to be part of 2009 core earnings. Excluding the $1.6 million after tax or $0.07 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for 2009 were $28.4 million and $1.19, respectively.
     Our return on average assets was 1.03% for the year ended December 31, 2009, compared to 0.39% for the same period in 2008. Our return on average common equity was 7.45% for the year ended December 31, 2009, compared to 3.51% for the same period in 2008. The changes were primarily due to the previously discussed changes in net income for the year ended December 31, 2009, compared to the same period in 2008.
     Our net interest margin, on a fully taxable equivalent basis, was 4.09% for the year ended December 31, 2009, compared to 3.82% for the same period in 2008. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans allowed the Company to expand net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 55.98% for the year ended December 31, 2009, compared to 62.68% for the same period in 2008. The improvement in our efficiency ratio is primarily due the on-going implementation of the efficiency study and charter consolidation combined with the improvements in our net interest margin.
     Our total assets increased $104.8 million, a growth of 4.1%, to $2.68 billion as of December 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio decreased $5.9 million, a decline of 0.3%, to $1.95 billion as of December 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $181.9 million, a growth of 64.3%, to $465.0 million as of December 31, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $107.3 million or 5,692,500 shares of common stock resulting from our 2009 common stock offering combined with retained earnings for the year ended December 31, 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $107.3 million of common stock, the growth in stockholders’ equity for the year ended December 31, 2009 was 8.7%.
     As of December 31, 2009, our non-performing loans increased to $39.9 million, or 2.05%, of total loans from $29.9 million, or 1.53%, of total loans as of December 31, 2008. The allowance for loan losses as a percent of non-performing loans decreased to 107.57% as of December 31, 2009, compared to 135.08% from December 31, 2008. The increase in non-performing loans is primarily the result of the continued unfavorable economic conditions, particularly in Florida the market. Non-performing loans in Florida were $30.2 million at December 31, 2009 compared to $17.3 million as of December 31, 2008.
     As of December 31, 2009, our non-performing assets increased to $56.8 million, or 2.12%, of total assets from $36.7 million, or 1.42%, of total assets as of December 31, 2008. The increase in non-performing assets is primarily the result of the continued unfavorable economic conditions, particularly in the Florida market. Non-performing assets in Florida were $40.8 million at December 31, 2009 compared to $22.0 million as of December 31, 2008.

2008 Overview
     Our net income decreased 50.5% to $10.1 million for the year ended December 31, 2008, from $20.4 million for the same period in 2007. On a diluted earnings per share basis, our net earnings decreased 53.7% to $0.50 for the year ended December 31, 2008, as compared to $1.08 (stock dividend adjusted) for the same period in 2007.
     The 2008 year to date decrease in earnings is primarily associated with an increase in our provision for loan losses associated with the unfavorable economic conditions, particularly in the Florida market, combined with write-downs on other real estate owned, merger expenses from our bank charter consolidation and an impairment write-off on two trust preferred investment securities. These items were mitigated by our acquisition of Centennial Bancshares, Inc., a gain on the sale of our investment in White River Bancshares, Inc. and organic growth of our bank subsidiary.
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
     Our total assets increased $288.5 million, a growth of 12.6%, to $2.58 billion as of December 31, 2008, from $2.29 billion as of December 31, 2007. Our loan portfolio increased $349.2 million, a growth of 21.7%, to $1.96 billion as of December 31, 2008, from $1.61 billion as of December 31, 2007. Stockholders’ equity increased $30.0 million, a growth of 11.9%, to $283.0 million as of December 31, 2008, compared to $253.1 million as of December 31, 2007. Asset and loan increases are primarily associated with our acquisition of Centennial Bancshares, Inc. and organic growth of our bank subsidiary. During 2008, we experienced $156.4 million of organic loan growth. The increase in stockholders’ equity was primarily the result of the $24.3 million in additional capital that was issued upon our acquisition of Centennial Bancshares, Inc. combined with the retained earnings during 2008.
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

     We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, foreclosed assets, investments, intangible assets, income taxes and stock options.
     Investments. Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.
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
     Foreclosed Assets Held for Sale. Assets acquired by foreclosure or in settlement of debt and held for sale are valued at estimated fair value as of the date of foreclosure, and a related valuation allowance is provided for estimated costs to sell the assets. Management evaluates the value of foreclosed assets held for sale periodically and increases the valuation allowance for any subsequent declines in fair value. Changes in the valuation allowance are charged or credited to gain or loss on OREO.

     Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles — Goodwill and Other in the fourth quarter.
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
     We and our subsidiary file consolidated tax returns. Our subsidiary provides for income taxes on a separate return basis, and remits to us amounts determined to be currently payable.
     Stock Options. In accordance with FASB ASC 718, Compensation — Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After, we were reimbursed 100% for those losses. The remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.
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

     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Arkansas and other nearby markets, and in Florida, through pursuing FDIC-assisted acquisition opportunities. In our opinion, the fastest and lowest-risk way for well capitalized institutions like Home BancShares to gain meaningful market share in a profitable manner is to participate in accretive FDIC-assisted acquisitions. We are continually evaluating potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
Branches
     We intend to continue opening new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2009, we opened a branch location in the Arkansas community of Heber Springs. During 2008, we opened two de novo branch locations. These branch locations are located in the Arkansas communities of Morrilton and Cabot. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.
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
Results of Operations for the Years Ended December 31, 2009, 2008 and 2007
     Our net income increased 165.0% to $26.8 million for the year ended December 31, 2009, from $10.1 million for the same period in 2008. On a diluted earnings per share basis, our net earnings increased 124.0% to $1.12 for the year ended December 31, 2009, as compared to $0.50 for the same period in 2008.
     The increase in 2009 earnings is associated with several items. During 2009, we incurred merger expenses related to the consolidation of our charters and a special assessment from the FDIC. During 2008, we had a higher provision for loan losses and OREO losses, sold our investment in White River Bancshares, conducted an efficiency study and incurred investment security impairments. Other 2008 to 2009 changes include a 27 basis point increase in net interest margin, reduced salaries and employee benefits and increases in recurring FDIC and state assessment fees.
     We do not consider the merger expenses or the special assessment to be part of 2009 core earnings. Excluding the $1.6 million after tax or $0.07 diluted earnings per share negative impact of these two non-core items, core net income and core diluted earnings per common share for 2009 were $28.4 million and $1.19, respectively.

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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2007 at 5.25%. The 5.25% rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007 declining to 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008.
     Net interest income on a fully taxable equivalent basis increased $7.1 million, or 8.0%, to $96.2 million for the year ended December 31, 2009, from $89.1 million for the same period in 2008. This increase in net interest income was the result of a $12.6 million decrease in interest income combined with a $19.7 million decrease in interest expense. The $12.6 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment offset slightly by a higher level of earning assets. The repricing of our earning assets in the declining interest rate environment resulted in a $13.5 million decrease in interest income while the higher level of earning assets resulted in an increase in interest income of $0.9 million, for the year ended December 31, 2009. The $19.7 million decrease in interest expense for the year ended December 31, 2009, is primarily the result of our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $17.1 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $2.6 million.
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

     Net interest margin, on a fully taxable equivalent basis, was 4.09% for the year ended December 31, 2009 compared to 3.82% for the same period in 2008, respectively. Our ability to improve pricing on our deposits and hold the decline of interest rates on loans to a minimum allowed the Company to expand net interest margin.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2009, 2008 and 2007, as well as changes in fully taxable equivalent net interest margin for the years 2009 compared to 2008 and 2008 compared to 2007.
Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest income	$132,253	$145,718	$141,765
Fully taxable equivalent adjustment	3,917	3,084	2,526

Interest income — fully taxable equivalent	136,170	148,802	144,291
Interest expense	39,943	59,666	73,778

Net interest income — fully taxable equivalent	$96,227	$89,136	$70,513

Yield on earning assets — fully taxable equivalent	5.78%	6.37%	7.21%
Cost of interest-bearing liabilities	2.06	2.91	4.18
Net interest spread — fully taxable equivalent	3.72	3.46	3.03
Net interest margin — fully taxable equivalent	4.09	3.82	3.52
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2009 vs. 2008	2008 vs. 2007
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$937	$25,679
Increase (decrease) in interest income due to change in earning asset yields	(13,569)	(21,168)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	2,580	(10,674)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	17,143	24,786

Increase (decrease) in net interest income	$7,091	$18,623

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2009, 2008 and 2007. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

				Years Ended December 31,
	2009			2008			2007
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$48,701	$116	0.24%	$5,691	$133	2.34%	$3,235	$166	5.13%
Federal funds sold	8,510	15	0.18	14,745	313	2.12	6,683	342	5.12
Investment securities — taxable	196,363	8,319	4.24	279,152	12,610	4.52	371,893	17,003	4.57
Investment securities — non-taxable	130,033	8,961	6.89	112,724	7,649	6.79	98,539	6,468	6.56
Loans receivable	1,971,712	118,759	6.02	1,922,861	128,097	6.66	1,521,881	120,312	7.91

Total interest-earning assets	2,355,319	136,170	5.78	2,335,173	148,802	6.37	2,002,231	144,291	7.21

Non-earning assets	251,656			249,767			231,114

Total assets	$2,606,975			$2,584,940			$2,233,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$675,377	$4,663	0.69%	$684,234	$10,736	1.57%	$591,874	$17,032	2.88%
Time deposits	861,071	22,779	2.65	937,270	34,857	3.72	807,765	39,200	4.85

Total interest-bearing deposits	1,536,448	27,442	1.79	1,621,504	45,593	2.81	1,399,639	56,232	4.02
Federal funds purchased	2,924	6	0.21	7,850	182	2.32	15,538	816	5.25
Securities sold under agreement to repurchase	70,798	477	0.67	111,398	1,522	1.37	121,751	4,746	3.90
FHLB and other borrowed funds	280,162	9,466	3.38	259,162	9,255	3.57	183,248	8,982	4.90
Subordinated debentures	47,531	2,552	5.37	47,622	3,114	6.54	44,620	3,002	6.73

Total interest-bearing liabilities	1,937,863	39,943	2.06	2,047,536	59,666	2.91	1,764,796	73,778	4.18

Non-interest bearing liabilities
Non-interest-bearing deposits	284,647			236,009			215,212
Other liabilities	12,036			13,568			12,781

Total liabilities	2,234,546			2,297,113			1,992,789
Shareholders’ equity	372,429			287,827			240,556

Total liabilities and shareholders’ equity	$2,606,975			$2,584,940			$2,233,345

Net interest spread			3.72%			3.46%			3.03%
Net interest income and margin		$96,227	4.09		$89,136	3.82		$70,513	3.52

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2009 compared to 2008 and 2008 compared to 2007 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2009 over 2008			2008 over 2007
		Yield			Yield
	Volume	/Rate	Total	Volume	/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$198	$(215)	$(17)	$86	$(119)	$(33)
Federal funds sold	(94)	(204)	(298)	251	(280)	(29)
Investment securities — taxable	(3,547)	(744)	(4,291)	(4,191)	(202)	(4,393)
Investment securities — non-taxable	1,191	121	1,312	957	224	1,181
Loans receivable	3,189	(12,527)	(9,338)	28,576	(20,791)	7,785

Total interest income	937	(13,569)	(12,632)	25,679	(21,168)	4,511

Interest expense:
Interest-bearing transaction and savings deposits	(137)	(5,936)	(6,073)	2,349	(8,645)	(6,296)
Time deposits	(2,654)	(9,424)	(12,078)	5,687	(10,030)	(4,343)
Federal funds purchased	(72)	(104)	(176)	(298)	(336)	(634)
Securities sold under agreement to repurchase	(437)	(608)	(1,045)	(373)	(2,851)	(3,224)
FHLB and other borrowed funds	726	(515)	211	3,111	(2,838)	273
Subordinated debentures	(6)	(556)	(562)	198	(86)	112

Total interest expense	(2,580)	(17,143)	(19,723)	10,674	(24,786)	(14,112)

Increase (decrease) in net interest income	$3,517	$3,574	$7,091	$15,005	$3,618	$18,623

Provision for Loan Losses
     Our management assesses the adequacy of the allowance for loan losses by applying the provisions of FASB ASC 310-10-35 (formerly Statement of Financial Accounting Standards No. 5, Accounting for Contingencies and No. 114, Accounting by Creditors for Impairment of a Loan). Specific allocations are determined for loans considered to be impaired and loss factors are assigned to the remainder of the loan portfolio to determine an appropriate level in the allowance for loan losses. The allowance is increased, as necessary, by making a provision for loan losses. The specific allocations for impaired loans are assigned based on an estimated net realizable value after a thorough review of the credit relationship. The potential loss factors associated with the remainder of the loan portfolio are based on an internal net loss experience, as well as management’s review of trends within the portfolio and related industries.
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
     Our Company is primarily a real estate lender in Arkansas and Florida. As such we are subject to declines in asset quality when real estate prices fall during a recession. The current recession has harshly impacted the real estate market in Florida. During 2008, many real estate values declined in the 20 plus percent range in Florida. The decline in the Florida real estate prices did slowdown in 2009 compared to 2008. The decline in Florida real estate prices for 2009 were about half of those from the previous year. The Arkansas economy has been stable over the past several years with no boom or bust. As a result, the Arkansas economy has fared much better with only low single digit declines in real estate values in 2009 and 2008.
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009, non-performing loans are $39.9 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $11.2 million for the year ended December 31, 2009, $27.0 million for 2008, and $3.2 million for 2007.
     Our provision for loan losses decreased $15.9 million, or 58.7% to $11.2 million for the year ended December 31, 2009, from $27.0 million for 2008. The decrease in the provision for loan losses is primarily associated with a more modest decline in asset quality versus the previous year. In 2008 our non-performing loans increased $26.6 million compared to $10.0 million increase during 2009. The 2009 decline in our asset quality is primarily related to the unfavorable economic conditions that continue to impact our Florida market. The provision for loan losses in our Florida market was approximately $7.7 million for 2009.
     Our provision for loan losses increased $23.8 million, or 733.3% to $27.0 million for the year ended December 31, 2008, from $3.2 million for 2007. The increase in the provision is primarily associated with the $26.6 million decline in asset quality in 2008, particularly in our Florida market combined with growth in the loan portfolio. The decrease in our asset quality is primarily related to the unfavorable economic conditions that impacted our Florida market. The provision for loan losses in our Florida market was approximately $21.5 million for 2008.
Non-Interest Income
     Total non-interest income was $30.7 million in 2009, compared to $28.7 million in 2008 and $25.8 million in 2007. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, mortgage servicing, insurance, increase in cash value of life insurance and dividends.

Table 5 measures the various components of our non-interest income for the years ended December 31, 2009, 2008, and 2007, respectively, as well as changes for the years 2009 compared to 2008 and 2008 compared to 2007.
Table 5: Non-Interest Income

	Years Ended December 31,			2009 Change		2008 Change
	2009	2008	2007	from 2008		from 2007
	(Dollars in thousands)
Service charges on deposit accounts	$14,551	$13,656	$11,202	$895	6.6%	$2,454	21.9%
Other service charges and fees	6,857	6,564	5,470	293	4.5	1,094	20.0
Mortgage lending income	2,738	2,771	1,662	(33)	(1.2)	1,109	66.7
Mortgage servicing income	726	853	—	(127)	(14.9)	853	100.0
Insurance commissions	881	775	762	106	13.7	13	1.7
Income from title services	575	643	713	(68)	(10.6)	(70)	(9.8)
Increase in cash value of life insurance	1,981	2,113	2,448	(132)	(6.2)	(335)	(13.7)
Dividends from FHLB, FRB & Bankers’ bank	440	828	911	(388)	(46.9)	(83)	(9.1)
Equity in income (loss) of unconsolidated affiliates	—	102	(86)	(102)	(100.0)	188	(218.6)
Gain on sale of equity investment	—	6,102	—	(6,102)	(100.0)	6,102	100.0
Gain on sale of SBA loans	51	127	170	(76)	(59.8)	(43)	(25.3)
Gain (loss) on sale of premises and equipment	(29)	103	136	(132)	(128.2)	(33)	(24.3)
Gain (loss) on OREO, net	(44)	(2,880)	251	2,836	(98.5)	(3,131)	(1,247.4)
Gain (loss) on securities, net	1	(5,927)	—	5,928	(100.0)	(5,927)	100.0
Other income	1,931	2,887	2,115	(956)	(33.1)	772	36.5

Total non-interest income	$30,659	$28,717	$25,754	$1,942	6.8%	$2,963	11.5%

     Non-interest income increased $1.9 million, or 6.8%, to $30.7 million for the year ended December 31, 2009 from $28.7 million for the same period in 2008. The primary factors that resulted in the increase include:
•	The $895,000 aggregate increase in service charges on deposit accounts was related to organic growth of our bank’s service charges and an improved fee process.

•	The $388,000 aggregate decrease in dividends from FHLB, FRB & Bankers bank is primarily the result of lower yields in the current economic recession.

•	The equity in earnings of unconsolidated affiliate was related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares repurchased our interest in their company on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $2.9 million loss on OREO in 2008 is primarily the result of a $2.4 million write down on OREO related to a foreclosure on an owner occupied commercial rental center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down to be taken on the property.

•	During 2008, we became aware that two investment securities in our other securities category had become other than temporarily impaired. As a result of this impairment we charged off these two securities. The total of this charge-off was $5.9 million for 2008. Reference the Investment Securities MD&A discussion for additional information.

•	The $956,000 aggregate decrease in other income is primarily the result of a fourth quarter 2008 gain of $448,000 that is the product of our ownership of Arkansas Banker’s Bank stock.

     Non-interest income increased $3.0 million, or 11.5%, to $28.7 million for the year ended December 31, 2008 from $25.8 million for the same period in 2007. The primary factors that resulted in the increase include:
•	Of the aggregate increase in service charges on deposit accounts, our acquisition of Centennial Bancshares, Inc. accounted for $576,000 of the increase for the year ended December 31, 2008. The remaining increase is related to organic growth of our bank subsidiaries and an improved fee process.

•	Of the aggregate increase in other service charges and fees, our acquisition of Centennial Bancshares, Inc. accounted for $136,000 of the increase for the year ended December 31, 2008. The remaining increases are a result of increased retention of interchange fees and organic growth of our bank subsidiaries.

•	Of the aggregate increase in mortgage lending income, our acquisition of Centennial Bancshares, Inc. accounted for $688,000 of the increase for the year ended December 31, 2008. The remaining increase is related to organic growth of our bank subsidiaries.

•	The new revenue source mortgage servicing income was related to our acquisition of Centennial Bancshares, Inc. As a result of this acquisition, we now have a mortgage loan servicing portfolio of approximately $262.0 million and purchased mortgage servicing rights of $1.9 million.

•	The equity in earnings of unconsolidated affiliate is related to the 20% interest in White River Bancshares that we purchased during 2005. Because the investment in White River Bancshares is accounted for on the equity method, we recorded our share of White River Bancshares’ operating earnings. White River Bancshares had been operating at a loss as a result of their status as a start up company until late in 2007. White River Bancshares repurchased our interest in their company on March 3, 2008. This resulted in a one time gain on the sale of the equity investment of $6.1 million.

•	The $2.9 million loss on OREO is primarily the result of a $2.4 million write down on OREO related to a foreclosure on an owner occupied commercial rental center in the Florida market. Due to the unfavorable economic conditions in the Florida market, the current fair market value estimate required for this write down to be taken on the property.

•	During 2008, we became aware that two investment securities in our other securities category had become other than temporarily impaired. As a result of this impairment we charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share (stock dividend adjusted) for 2008. Reference the Investment Securities MD&A discussion for additional information.

•	The $772,000 aggregate increase in other income is primarily the result of a fourth quarter gain of $448,000 that is the product of our ownership of Arkansas Bankers’ Bank stock. The Company does not believe this gain will be of a recurring nature.
     We have a mortgage loan servicing portfolio of approximately $209.6 million and purchased mortgage servicing rights of $1.1 million. During 2009, we began exploring opportunities to increase our mortgage servicing portfolio. This exploration has been moved to a lower priority as a result of the current opportunities to expand our franchise through FDIC assisted acquisitions.
Non-Interest Expense
     Non-interest expense consists of salary and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

     Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2009, 2008, and 2007, as well as changes for the years ended 2009 compared to 2008 and 2008 compared to 2007.
Table 6: Non-Interest Expense

	Years Ended December 31,			2009 Change		2008 Change
	2009	2008	2007	from 2008		from 2007
	(Dollars in thousands)
Salaries and employee benefits	$33,035	$35,566	$30,496	$(2,531)	(7.1)%	$5,070	16.6%
Occupancy and equipment	10,599	11,053	9,459	(454)	(4.1)	1,594	16.9
Data processing expense	3,214	3,376	2,648	(162)	(4.8)	728	27.5
Other operating expenses:
Advertising	2,614	2,644	2,691	(30)	(1.1)	(47)	(1.7)
Merger expenses	1,511	1,775	—	(264)	100.0	1,775	100.0
Amortization of intangibles	1,849	1,849	1,756	—	0.0	93	5.3
Amortization of mortgage servicing rights	801	589	—	212	36.0	589	100.0
Electronic banking expense	2,903	2,980	2,359	(77)	(2.6)	621	26.3
Directors’ fees	986	991	843	(5)	(0.5)	148	17.6
Due from bank service charges	414	307	214	107	34.9	93	43.5
FDIC and state assessment	4,689	1,804	1,016	2,885	159.9	788	77.6
Insurance	1,120	947	901	173	18.3	46	5.1
Legal and accounting	915	1,384	1,206	(469)	(33.0)	178	14.8
Mortgage servicing expense	303	297	—	6	2.0	297	100.0
Other professional fees	1,087	1,626	902	(539)	(33.1)	724	80.3
Operating supplies	837	959	983	(122)	(12.7)	(24)	(2.4)
Postage	665	742	663	(77)	(10.4)	79	11.9
Telephone	668	901	951	(233)	(25.9)	(50)	(5.3)
Other expense	4,673	5,927	4,447	(1,254)	(21.2)	1,480	33.3

Total non-interest expense	$72,883	$75,717	$61,535	$(2,834)	(3.7)%	$14,182	23.0%

     Non-interest expense decreased $2.8 million, or 3.7%, to $72.9 million for the year ended December 31, 2009, from $75.7 million for the same period in 2008. During the year ended December 31, 2009, we incurred $1.5 million of merger expenses and a $1.2 million for the special assessment from the FDIC. During 2008, we conducted an efficiency study for $860,000. Excluding these non-core items, core non-interest expense was $70.2 million for the year ended December 31, 2009 compared to $74.9 million for the same period in 2008. This decrease is the result of our on-going implementation of the efficiency study and recently completed charter consolidation, particularly in the reduced personnel costs offset by the recurring FDIC and state assessment fees and the normal increase in cost of doing business.
     Non-interest expense increased $14.2 million, or 23.0%, to $75.7 million for the year ended December 31, 2008, from $61.5 million for the same period in 2007. The increase is the result of our acquisition of Centennial Bancshares, Inc. during the first quarter of 2008, the continued expansion of the Company , additional costs related to an efficiency study performed by a third party during 2008, the merger expenses associated with our charter consolidation combined with the normal increased cost of doing business. The most significant component of the increase was $6.8 million of additional non-interest expense from our acquisition of Centennial Bancshares, Inc. The cost of the efficiency study was $860,000 for 2008 and is included in other professional fees. During 2008 and 2007, we opened two de novo branch locations in Florida and six in Arkansas.
     The Board of Directors of the FDIC has increased insured institutions’ normal recurring assessment and imposed a special assessment. These increased assessment fees are in response to the current banking crisis in the United States.
     The efficiency study was fully implemented in the fourth quarter of 2009.

Income Taxes
     The provision for income taxes increased $10.2 million, or 531.8%, to $12.1 million for the year ended December 31, 2009, from $1.9 million for 2008. The provision for income taxes decreased $6.6 million, or 77.5%, to $1.9 million for the year ended December 31, 2008, from $8.5 million for 2007. The effective tax rate for the years ended December 31, 2009, 2008 and 2007 were 31.2%, 16.0% and 29.4%, respectively.
     The higher effective income tax rate for 2009 is primarily associated with our higher pre-tax income for 2009. During 2008, we recorded $12.0 million of pre-tax income compared to $38.9 million in 2009 or an increase of $26.9 million. The increased pre-tax income at our marginal tax rate of 39.225% resulted in an increase of income taxes of approximately $10.6 million or 103.3% of the change for 2009.
     The lower effective income tax rate for 2008 is primarily associated with our lower pre-tax income for the current year. During 2007, we recorded $28.9 million of pre-tax income compared to $12.0 million in 2008 or a reduction of $16.9 million. The reduced pre-tax income at our marginal tax rate of 39.225% resulted in a reduction of income taxes of approximately $6.6 million or 100.6% of the change for 2008.
Financial Conditions as of and for the Years Ended December 31, 2008 and 2007
     Our total assets increased $104.8 million, a growth of 4.1%, to $2.68 billion as of December 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio decreased $5.9 million, a decline of 0.3%, to $1.95 billion as of December 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $181.9 million, a growth of 64.3%, to $465.0 million as of December 31, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $107.3 million or 5,692,500 shares of common stock resulting from our 2009 common stock offering combined with retained earnings for the year ended December 31, 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $107.3 million of common stock, the growth in stockholders’ equity for the year ended December 31, 2009 was 8.7%.
     Loan Portfolio
     Our loan portfolio averaged $1.97 billion during 2009, $1.92 billion during 2008 and $1.52 billion during 2007. Net loans were $1.91 billion, $1.92 billion and $1.58 billion as of December 31, 2009, 2008 and 2007, respectively. The 2009 flat loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this troubled economy.
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
     As a result of the current recession, certain credit markets have experienced difficult conditions and volatility during 2008 and 2009, particularly Florida. The Florida market currently is approximately 92.7% secured by real estate and 16.2% of our loan portfolio.

     Table 7 presents our period end loan balances by category as of the dates indicated.
Table 7: Loan Portfolio

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$808,983	$816,603	$607,638	$465,306	$411,839
Construction/land development	368,723	320,398	367,422	393,410	291,515
Agricultural	33,699	23,603	22,605	11,659	13,112
Residential real estate loans:
Residential 1-4 family	382,504	391,255	259,975	229,588	221,831
Multifamily residential	62,609	56,440	45,428	37,440	34,939

Total real estate	1,656,518	1,608,299	1,303,068	1,137,403	973,236
Consumer	39,084	46,615	46,275	45,056	39,447
Commercial and industrial	219,847	255,153	219,062	206,559	175,396
Agricultural	10,280	23,625	20,429	13,520	8,466
Other	24,556	22,540	18,160	13,757	8,044

Total loans receivable	1,950,285	1,956,232	1,606,994	1,416,295	1,204,589
Less: Allowance for loan losses	42,968	40,385	29,406	26,111	24,175

Total loans receivable, net	$1,907,317	$1,915,847	$1,577,588	$1,390,184	$1,180,414

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
     As of December 31, 2009, commercial real estate loans totaled $1.21 billion, or 62.1% of our loan portfolio which is comparable to $1.16 million, or 59.3% of our loan portfolio, as of December 31, 2008. Florida commercial real estate loans are approximately 9.9% of our loan portfolio.
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
     As of December 31, 2009, we had $445.1 million, or 22.8% of our loan portfolio, in residential real estate loans which is comparable to the $447.7 million, or 22.9% of our loan portfolio, as of December 31, 2008. Florida residential real estate loans are approximately 5.1% of our loan portfolio.
     Consumer Loans. Our consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of December 31, 2009, our installment consumer loan portfolio totaled $39.1 million, or 2.0% of our total loan portfolio, compared to the $46.6 million, or 2.4% of our loan portfolio as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.

     Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 60% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
     As of December 31, 2009, commercial and industrial loans outstanding totaled $219.8 million, or 11.3% of our loan portfolio, compared to $255.2 million, or 13.0% of our loan portfolio, as of December 31, 2008. This decrease is associated with normal payoffs and pay downs combined with flat loan demand.
     Table 8 presents the distribution of the maturity of our loans as of December 31, 2009. The table also presents the portion of our loans that have fixed interest rates versus interest rates that fluctuate over the life of the loans based on changes in the interest rate environment. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rates environment, the Company has approximately $203.8 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. These loans are shown as fixed rate in the table below.
Table 8: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$259,010	$425,427	$124,546	$808,983
Construction/land development	206,417	142,531	19,775	368,723
Agricultural	12,611	8,470	12,618	33,699
Residential real estate loans
Residential 1-4 family	130,338	173,370	78,796	382,504
Multifamily residential	26,138	30,081	6,390	62,609

Total real estate	634,514	779,879	242,125	1,656,518
Consumer	16,967	21,861	256	39,084
Commercial and industrial	118,475	89,775	11,597	219,847
Agricultural	8,106	2,174	—	10,280
Other	6,343	14,342	3,871	24,556

Total loans receivable	$784,405	$908,031	$257,849	$1,950,285

With fixed interest rates	$664,308	$789,785	$80,921	$1,535,014
With floating interest rates	120,097	118,246	176,928	415,271

Total	$784,405	$908,031	$257,849	$1,950,285

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
     Table 9 sets forth information with respect to our non-performing assets as of December 31, 2009, 2008, 2007, 2006, and 2005. As of these dates, we did not have any non-performing restructured loans.
Table 9: Non-performing Assets

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual loans	$37,056	$28,524	$2,952	$3,905	$7,864
Loans past due 90 days or more
(principal or interest payments)	2,889	1,374	301	641	426

Total non-performing loans	39,945	29,898	3,253	4,546	8,290

Other non-performing assets
Foreclosed assets held for sale	16,484	6,763	5,083	435	758
Other non-performing assets	371	16	15	13	11

Total other non-performing assets	16,855	6,779	5,098	448	769

Total non-performing assets	$56,800	$36,677	$8,351	$4,994	$9,059

Allowance for loan losses to non-performing loans	107.57%	135.08%	903.97%	574.37%	291.62%
Non-performing loans to total loans	2.05	1.53	0.20	0.32	0.69
Non-performing assets to total assets	2.12	1.42	0.36	0.23	0.47
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
     Since December 31, 2007, the declining real estate market, particularly in Florida, has and may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate at December 31, 2009, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2010.
     As of December 31, 2009, we had $35.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $35.2 million in restructured loans, $12.7 million are also reported as impaired loans. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure. Our Florida market contains $29.2 million of these restructured loans.
     Total foreclosed assets held for sale were $16.5 million as of December 31, 2009, compared to $6.8 million as of December 31, 2008 for an increase of $9.7 million. The increase is primarily the result of foreclosure on two Florida housing developments in the Keys. Each of the two housing developments has vacant lots and one completed model home. The foreclosed assets held for sale are comprised of $10.7 million of assets located in Florida with the remaining $5.8 million of assets located in Arkansas. The Florida foreclosed assets at September 30, 2009 included a substantially vacant owner occupied commercial rental center in the Keys. This property was sold during the fourth quarter of 2009. The two Florida housing developments are currently listed for sale with a broker.

     Total non-performing loans were $39.9 million as of December 31, 2009, compared to $29.9 million as of December 31, 2008 for an increase of $10.0 million. The increase in non-performing loans is primarily from our Florida market. Non-performing loans are $30.2 million in the Florida market.
     If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.0 million for the year ended December 31, 2009, $1.0 million in 2008, and $270,000 in 2007 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2009, 2008 and 2007 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2009, average impaired loans were $41.0 million compared to $29.4 million as of December 31, 2008. As of December 31, 2009, impaired loans were $44.4 million compared to $31.5 million as of December 31, 2008 for an increase of $12.9 million. As a result of the unfavorable economic conditions that are impacting our Florida market, impaired loans in Florida increased $13.5 million.
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

     Charge-offs and Recoveries. Total charge-offs decreased to $10.5 million for the year ended December 31, 2009, compared to $20.9 million for the same period in 2008. Total recoveries increased to $1.9 million for the year ended December 31, 2009, compared to $1.5 million for the same period in 2008. The changes in net charge-offs are due to the unfavorable economic conditions particularly in Florida. During 2008 when real estate prices were harshly impacted by the recession, we took a proactive stance on our asset quality by increasing charge-offs. In 2009 real estate prices continued to fall but at lower pace than 2008, resulting in a reduced level of charge-offs than the previous year.
     Table 10 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.
Table 10: Analysis of Allowance for Loan Losses

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$40,385	$29,406	$26,111	$24,175	$16,345
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,762	5,743	16	322	2,448
Construction/land development	1,714	6,661	9	125	405
Agricultural	—	863	—	18	15
Residential real estate loans:
Residential 1-4 family	3,101	6,033	349	143	515
Multifamily residential	97	—	6	—	—

Total real estate	7,674	19,300	380	608	3,383
Consumer	1,523	442	270	243	—
Commercial and industrial	1,222	1,076	176	626	758
Agricultural	—	—	—	—	30
Other	50	102	—	37	440

Total loans charged off	10,469	20,920	826	1,514	4,611

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	268	1,172	423	102	294
Construction/land development	67	8	1	122	15
Agricultural	204	—	5	—	—
Residential real estate loans:
Residential 1-4 family	761	135	162	346	115
Multifamily residential	—	—	18	66	—

Total real estate	1,300	1,315	609	636	424
Consumer	435	83	110	104	—
Commercial and industrial	149	99	127	157	102
Agricultural	—	—	—	—	—
Other	18	4	33	246	324

Total recoveries	1,902	1,501	879	1,143	850

Net (recoveries) loans charged off	8,567	19,419	(53)	371	3,761
Allowance for loan losses of acquired institution	—	3,382	—	—	7,764
Provision for loan losses	11,150	27,016	3,242	2,307	3,827

Balance, end of year	$42,968	$40,385	$29,406	$26,111	$24,175

Net (recoveries) charge- offs to average loans	0.43%	1.01%	(0.00)%	0.03%	0.38%
Allowance for loan losses to period-end loans	2.20	2.06	1.83	1.84	2.01
Allowance for loan losses to net (recoveries) charge-offs	502	208	(55,483)	7,038	642

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
     The changes for the period ended December 31, 2009 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with the changes in asset quality, net charge-offs during the year and normal changes in the outstanding loan portfolio for those loan types from December 31, 2008.
     Table 11 presents the allocation of allowance for loan losses as of the dates indicated.
Table 11: Allocation of Allowance for Loan Losses

As of December 31,
	2009		2008		2007		2006		2005
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$13,284	41.5%	$16,010	41.7%	$11,475	37.8%	$9,130	32.8%	$7,202	34.1%
Construction/land development	9,624	18.9	9,369	16.4	7,332	22.9	7,494	27.8	5,544	24.2
Agricultural	284	1.7	255	1.2	311	1.4	505	0.8	407	1.1
Residential real estate loans:
Residential 1-4 family	10,654	19.6	6,814	20.0	3,968	16.2	3,091	16.2	3,317	18.4
Multifamily residential	694	3.2	880	2.9	727	2.8	909	2.6	423	2.9

Total real estate	34,540	84.9	33,328	82.2	23,813	81.1	21,129	80.2	16,893	80.7
Consumer	1,705	2.0	848	2.4	905	2.9	861	3.2	682	3.3
Commercial and industrial	6,067	11.3	4,945	13.0	3,243	13.6	3,237	14.6	4,059	14.6
Agricultural	279	0.5	816	1.2	599	1.3	456	1.0	505	0.7
Other	—	1.3	—	1.2	14	1.1	11	1.0	—	0.7
Unallocated	377	—	448	—	832	—	417	—	2,036	—

Total	$42,968	100.0%	$40,385	100.0%	$29,406	100.0%	$26,111	100.0%	$24,175	100.0%

(1)	Percentage of loans in each category to loans receivable

Investment Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2009 and 2008, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities classified as available-for-sale may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors. Available-for-sale securities were $322.1 million as of December 31, 2009, compared to $355.2 million as of December 31, 2008. The estimated effective duration of our securities portfolio was 2.9 years as of December 31, 2009.
     As of December 31, 2009, $115.6 million, or 35.9%, of the available-for-sale securities were invested in mortgage-backed securities, compared to $182.0 million, or 51.2%, of the available-for-sale securities in the prior year. To reduce our income tax burden, $145.9 million, or 45.3%, of the available-for-sale securities portfolio as of December 31, 2009, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $119.8 million, or 33.7%, of the available-for-sale securities as of December 31, 2008. Also, we had approximately $56.1 million, or 17.4%, in obligations of U.S. Government-sponsored enterprises in the available-for-sale securities portfolio as of December 31, 2009, compared to $50.4 million, or 14.2%, of the available-for-sale securities in the prior year.
     Certain investment securities are valued at less than their historical cost. These declines primarily resulted from the volatility in the markets. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. For debt securities that management has no intent to sell and believes that it more likely than not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the noncredit loss is recognized in accumulated other comprehensive income. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than temporary impairment is identified.
     During 2008, we became aware that two investment securities in our other securities category had become other than temporarily impaired. As a result of this impairment we charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share (stock dividend adjusted) for 2008. These investment securities are a pool of other financial holding companies’ subordinated debentures throughout the country. Since the federal government has begun to seize institutions in these pools, it has resulted in our investment becoming worthless.

     Table 12 presents the carrying value and fair value of investment securities for each of the years indicated.
Table 12: Investment Securities

	As of December 31,
	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-Sale
U.S. Government- sponsored enterprises	$56,439	$130	$(463)	$56,106	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	114,464	2,813	(1,690)	115,587	183,808	1,673	(3,517)	181,964
State and political subdivisions	145,086	2,224	(1,375)	145,935	123,119	990	(4,279)	119,830
Other securities	5,837	—	(1,350)	4,487	4,238	—	(1,223)	3,015

Total	$321,826	$5,167	$(4,878)	$322,115	$360,797	$3,473	$(9,026)	$355,244

	As of December 31,
	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(In thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$126,898	$268	$(872)	$126,294
Mortgage-backed securities	184,949	179	(3,554)	181,574
State and political subdivisions	111,014	1,105	(812)	111,307
Other securities	11,411	—	(187)	11,224

Total	$434,272	$1,552	$(5,425)	$430,399

     Table 13 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2009, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 13: Maturity Distribution of Investment Securities

	As of December 31, 2009
		1 Year	5 Years		Total
	1 Year	Through	Through	Over	Amortized	Total Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
			(Dollars in thousands)
Available-for-Sale
U.S. Government-sponsored enterprises	$28,146	$28,293	$—	$—	$56,439	$56,106
Mortgage-backed securities	30,741	39,829	20,112	23,782	114,464	115,587
State and political subdivisions	45,205	81,074	17,134	1,673	145,086	145,935
Other securities	5,737	100	—	—	5,837	4,487

Total	$109,829	$149,296	$37,246	$25,455	$321,826	$322,115

Percentage of total	34.1%	46.4%	11.6%	7.9%	100.0%

Weighted average yield	5.01%	5.33%	5.36%	4.47%	5.15%

   Deposits
     Our deposits averaged $1.82 billion for the year ended December 31, 2009, and $1.86 billion for 2008. Total deposits decreased $12.5 million, or 0.7%, to $1.84 billion as of December 31, 2009, from $1.85 billion as of December 31, 2008. On January 1, 2008, as a result of our acquisition of Centennial Bancshares, Inc., deposits increased by $178.8 million. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of December 31, 2009 and December 31, 2008, brokered deposits were $71.0 million and $111.0 million, respectively. Included in these brokered deposits are $36.8 million and $39.9 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2009 and December 31, 2008, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2007 at 5.25%. The 5.25% rate then remained constant until September 18, 2007, when the Federal Funds rate was lowered by 50 basis points to 4.75%. The Federal Funds rate decreased another 25 basis points on October 31, 2007 and December 11, 2007 declining to 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008.

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2009, 2008, and 2007.
Table 14: Average Deposit Balances and Rates

	Years Ended December 31,
	2009		2008		2007
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$284,647	—%	$236,009	—%	$215,212	—%
Interest-bearing transaction accounts	610,935	0.70	627,294	1.62	536,032	3.04
Savings deposits	64,442	0.62	56,940	0.99	55,842	1.35
Time deposits:
$100,000 or more	494,456	2.63	538,468	3.64	460,244	4.95
Other time deposits	366,615	2.67	398,802	3.83	347,521	4.72

Total	$1,821,095	1.51%	$1,857,513	2.45%	$1,614,851	3.48%

     Table 15 presents our maturities of large denomination time deposits as of December 31, 2009 and 2008.
Table 15: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2009		2008
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$187,085	38.8%	$179,599	35.9%
Over three months to six months	134,207	27.8	118,442	23.7
Over six months to 12 months	118,403	24.5	147,415	29.4
Over 12 months	42,885	8.9	55,262	11.0

Total	$482,580	100.0%	$500,718	100.0%

   Securities Sold Under Agreements to Repurchase
     During 2008, the U.S. regulatory agencies implemented the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program through June 30, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Since business non-interest bearing accounts currently have unlimited deposit insurance coverage, many of our business customers have chosen to move their money from repurchase agreements to non-interest bearing demand accounts to take advantage of this unlimited coverage. As a result, securities sold under agreements to repurchase decreased $51.4 million, or 45.3%, from $113.4 million as of December 31, 2008 to $62.0 million as of December 31, 2009.

   FHLB Borrowings
     Our FHLB borrowed funds were $264.4 million and $283.0 million at December 31, 2009 and December 31, 2008, respectively. All of the outstanding balance for December 31, 2009 and 2008 are long-term advances. Our remaining FHLB borrowing capacity was $418.3 million and $191.5 million as of December 31, 2009 and December 31, 2008, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations. The increase in FHLB borrowing capacity is a result of the higher eligibility rates from Centennial Bank (formerly First State Bank) being applied to the loans of the former charters which collapsed into Centennial Bank (formerly First State Bank) during the first six months of this year. Centennial Bank’s (formerly First State Bank) eligibility rates will be reevaluated and it is projected that the FHLB borrowing capacity will lower in the future.
   Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.5 million and $47.6 million as of December 31, 2009 and 2008, respectively.
     Table 16 reflects subordinated debentures as of December 31, 2009 and 2008, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 16: Subordinated Debentures

	As of December 31,
	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty.	3,152	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty.	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty.	3,093	3,093

Total	$47,484	$47,575

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
   Stockholders’ Equity
     Stockholders’ equity was $465.0 million at December 31, 2009 compared to $283.0 million at December 31, 2008, an increase of 64.3%. As of December 31, 2009 and 2008 our equity to asset ratio was 15.5% and 11.0%, respectively. Book value per common share was $16.18 at December 31, 2009 compared to $14.25 at December 31, 2008, a 13.5% increase. The increase in stockholders’ equity was primarily the result of the issuance of preferred stock to the Treasury, the public stock offering and retained earnings during the year. The increase in book value per common share was primarily the result of the public stock offering and retained earnings during the year.
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
     Troubled Asset Relief Program. On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 144,064 shares of our common stock at an exercise price of $26.03 per share.
     These preferred shares will qualify as Tier 1 capital. As a result of the stock offering in 2009, the preferred shares are callable at par. The Treasury must approve any quarterly cash dividend on our common stock above $0.06 per share or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
     Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.240, $0.222 and $0.134 for the years ended December 31, 2009, 2008 and 2007, respectively. The common per share amounts are reflective of the 8% stock dividend during 2008.
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
Liquidity and Capital Adequacy Requirements
     Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($176.4 million as of December 31, 2009) and dividends received from our bank subsidiary.
     Dividend payments by our bank subsidiary are subject to various regulatory limitations. During the first six months of 2009, the Company did not request any dividends from its banking subsidiary. In the third quarter of 2009, the Company received a dividend of $2.1 million from its banking subsidiary. As a result of the additional common equity raised through an underwritten public offering during September 2009, the Company did not request a dividend in the fourth quarter of 2009 and does not anticipate requesting dividends from its banking subsidiary during the upcoming year.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2009 and December 31, 2008, we met all regulatory capital adequacy requirements to which we were subject.

     Table 17 presents our risk-based capital ratios as of December 31, 2009 and 2008.
Table 17: Risk-Based Capital

	As of December 31,
	2009	2008
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$464,973	$283,044
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(55,590)	(53,803)
Unrealized (gain) loss on available-for-sale securities	(176)	3,375
Other	(109)	(189)

Total Tier 1 capital	455,098	278,427

Tier 2 capital
Qualifying allowance for loan losses	27,592	27,573

Total Tier 2 capital	27,592	27,573

Total risk-based capital	$482,690	$306,000

Average total assets for leverage ratio	$2,611,964	$2,562,044

Risk weighted assets	$2,192,000	$2,193,001

Ratios at end of year
Leverage ratio	17.42%	10.87%
Tier 1 risk-based capital	20.76	12.70
Total risk-based capital	22.02	13.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 18 presents actual capital amounts and ratios as of December 31, 2009 and 2008, for our bank subsidiary and us.
Table 18: Capital and Ratios

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	293,665	13.47	174,411	8.00		218,014	10.00

As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00
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

     Table 19 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2009.
Table 19: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$1,408	$2,615	$1,885	$5,136	$11,044
FHLB advances	86,877	46,495	30,152	100,836	264,360
Subordinated debentures	—	—	—	47,484	47,484
Loan commitments	220,596	55,169	5,803	17,831	299,399
Letters of credit	10,923	170	41	4,514	15,648
   Non-GAAP Financial Measurements
     We had $57.7 million, $56.6 million, and $45.2 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2009, 2008 and 2007, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per share, cash return on average assets, cash return on average tangible equity and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average stockholders’ equity, and equity to assets, are presented in Tables 20 through 24, respectively.
Table 20: Diluted Cash Earnings Per Share

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
GAAP net income available to common stockholders	$24,230	$10,116	$20,445
Intangible amortization after-tax	1,125	1,124	1,068

Cash earnings available to common stockholders	$25,355	$11,240	$21,513

GAAP diluted earnings per common share	$1.12	$0.50	$1.08
Intangible amortization after-tax	0.05	0.05	0.06

Diluted cash earnings per common share	$1.17	$0.55	$1.14

Table 21: Tangible Book Value Per Share

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$16.18	$14.25	$13.58
Tangible book value per common share: (A-C-D)/B	13.93	11.40	11.16

(A) Total common equity	$415,698	$283,044	$253,056
(B) Common shares outstanding (stock dividend adjusted)	25,690	19,860	18,630
(C) Goodwill	53,039	50,038	37,527
(D) Core deposit and other intangibles	4,698	6,547	7,702

Table 22: Cash Return on Average Assets

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Return on average assets: A/C	1.03%	0.39%	0.92%
Cash return on average assets: B/(C-D)	1.10	0.44	0.98

(A) Net income available to all stockholders	$26,806	$10,116	$20,445
Intangible amortization after-tax	1,125	1,124	1,068

(B) Cash earnings	$27,931	$11,240	$21,513

(C) Average assets	$2,606,975	$2,584,940	$2,233,345
(D) Average goodwill, core deposits and other intangible assets	58,102	57,394	46,102
Table 23: Cash Return on Average Tangible Equity

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Return on average common equity: A/C	7.45%	3.51%	8.50%
Return on average tangible common equity: B/(C-D)	9.49	4.88	11.06

(A) Net income available to common stockholders	$24,230	$10,116	$20,445
(B) Cash earnings available to common stockholders	25,355	11,240	21,513
(C) Average common equity	325,269	287,827	240,556
(D) Average goodwill, core deposits and other intangible assets	58,102	57,394	46,102
Table 24: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Equity to assets: B/A	17.32%	10.97%	11.04%
Common equity to assets: C/A	15.48	10.97	11.04
Tangible equity to tangible assets: (C-D-E)/(A-D-E)	13.63	8.97	9.25

(A) Total assets	$2,684,865	$2,580,093	$2,291,630
(B) Total equity	464,973	283,044	253,056
(C) Total common equity	415,698	283,044	253,056
(D) Goodwill	53,039	50,038	37,527
(E) Core deposit and other intangibles	4,698	6,547	7,702

Quarterly Results
     The Company reported a net loss of $9.4 million, or $0.46 diluted loss per share for the fourth quarter of 2008. During this quarter, the Company experienced several items that it does not consider part of its core earnings. These items include an increased provision for loan losses over our normal quarterly provision, $2.4 million of write-downs on other real estate owned, $1.8 million of merger expenses from our bank charter consolidation, a $3.9 million impairment write-down on two trust preferred investment securities and $448,000 of other income resulting from our ownership of Arkansas Banker’s Bank stock during their fourth quarter reorganization.
     The increased fourth quarter 2008 provision for loan loss was primarily attributable to the increase in non-performing loans during the quarter as a result of rapidly deteriorating Florida market conditions. During 2008, non-performing loans increased from $16.1 million in the third quarter to $29.9 million during the fourth quarter, most of which was concentrated in Florida. The write-down on other real estate was primarily due to the declining market value of one commercial property in Florida. The write-down on trust preferred investment securities was a result of bank closures in the fourth quarter that occurred within the pool.
     Table 25 presents selected unaudited quarterly financial information for 2009 and 2008.
Table 25: Quarterly Results

	2009 Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Income statement data:
Total interest income	$33,108	$32,996	$33,295	$32,854	$132,253
Total interest expense	11,297	10,275	9,619	8,752	39,943

Net interest income	21,811	22,721	23,676	24,102	92,310
Provision for loan losses	1,000	2,750	3,550	3,850	11,150

Net interest income after provision for loan losses	20,811	19,971	20,126	20,252	81,160
Total non-interest income	7,585	7,959	7,564	7,551	30,659
Total non-interest expense	19,262	20,267	17,039	16,315	72,883

Income before income taxes	9,134	7,663	10,651	11,488	38,936
Income tax expense	2,889	2,222	3,412	3,607	12,130

Net income	$6,245	$5,441	$7,239	$7,881	$26,806

Per share data:
Basic earnings	$0.29	$0.24	$0.32	$0.28	$1.13
Diluted earnings	0.28	0.24	0.32	0.28	1.12
Diluted cash earnings	0.30	0.25	0.33	0.29	1.17

	2008 Quarter
	First	Second	Third	Fourth	Total
		(In thousands, except per share data)
Income statement data:
Total interest income	$38,396	$36,540	$36,088	$34,694	$145,718
Total interest expense	17,565	14,799	14,233	13,069	59,666

Net interest income	20,831	21,741	21,855	21,625	86,052
Provision for loan losses	4,809	704	1,439	20,064	27,016

Net interest income after provision for loan losses	16,022	21,037	20,416	1,561	59,036
Total non-interest income	13,534	5,667	7,784	1,732	28,717
Total non-interest expense	18,683	18,497	18,478	20,059	75,717

(Loss) income before income taxes	10,873	8,207	9,722	(16,766)	12,036
Income tax (benefit) expense	3,595	2,553	3,158	(7,386)	1,920

Net (loss) income	$7,278	$5,654	$6,564	$(9,380)	$10,116

Per share data:
Basic (loss) earnings	$0.37	$0.29	$0.32	$(0.47)	$0.51
Diluted (loss) earnings	0.36	0.28	0.32	(0.46)	0.50
Diluted cash (loss) earnings	0.37	0.29	0.34	(0.45)	0.55
Recent Accounting Pronouncements
     See Note 23 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and cash equivalents, federal funds sold, maturities of investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and equivalents to meet our day-to-day needs. As of December 31, 2009, our cash and cash equivalents balances were $173.5 million, or 6.5% of total assets, compared to $54.2 million, or 2.1% of total assets, as of December 31, 2008. Our investment securities and Fed funds sold were $333.9 million as of December 31, 2009 and $363.1 million as of December 31, 2008.

     As of December 31, 2009, $79.1 million, or 38.3%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $109.5 million, or 53.0%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2008, $61.0 million, or 35.2%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $77.7 million, or 44.8%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2009 and 2008, $293.3 million and $187.5 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.
     Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years with both fixed and adjustable rates. As of December 31, 2009 and 2008, approximately $1.08 billion, or 55.4%, and $1.06 billion, or 54.0%, respectively, of our loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rate environment, the Company has approximately $203.8 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2009, our total deposits were $1.84 billion, or 68.4% of total assets, compared to $1.85 billion, or 71.6% of total assets, as of December 31, 2008. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $17.5 million and $84.1 million on an unsecured basis as of December 31, 2009 and 2008, respectively. These lines may be terminated by the respective lending institutions at any time. As a result of our recent charter consolidation, there has been reduction in our availability to borrow Fed funds on an unsecured basis.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowings were $264.4 million as of December 31, 2009 and $283.0 million as of December 31, 2008. All of the outstanding balance for December 31, 2009 and 2008 are long-term advances. Our FHLB borrowing capacity was $418.3 million and $191.5 million as of December 31, 2009 and 2008, respectively.
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
     One of the tools that our management uses to measure short-term interest rate risk is a net interest income simulation model. This analysis calculates the difference between net interest income forecasted using base market rates and using a rising and a falling interest rate scenario. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indices to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2009, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
     Table 26 presents our sensitivity to net interest income as of December 31, 2009.
Table 26: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	8.3%
Up 100 basis points	4.0
Down 100 basis points	(3.6)
Down 200 basis points	(10.8)
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2009 our one-year cumulative repricing gap was 12.8%. The 2009 stock offering proceeds have yet to be deployed and increased our one-year cumulative repricing gap by 4.7%. Excluding these non-deployed funds our gap position as of December 31, 2009 was asset sensitive with a one-year cumulative repricing gap of 8.1%, compared to 4.1% as of December 31, 2008. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their assumed maturity dates. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
     Table 27 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2009.

Table 27: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$133,520	$—	$—	$—	$—	$—	$—	$133,520
Federal funds sold	11,760	—	—	—	—	—	—	11,760
Investment securities	19,093	19,606	22,796	29,028	30,128	69,454	132,010	322,115
Loans receivable	593,189	126,650	205,397	334,822	372,204	303,095	14,928	1,950,285

Total earning assets	757,562	146,256	228,193	363,850	402,332	372,549	146,938	2,417,680

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	25,936	51,871	77,807	155,614	134,473	134,474	134,569	714,744
Time deposits	134,838	167,032	202,563	205,658	67,014	41,344	2	818,451
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	52,700	—	—	—	1,240	3,720	4,340	62,000
FHLB and other borrowed funds	8,011	21,823	12,123	45,160	34,528	91,867	50,848	264,360
Subordinated debentures	25,782	15	23	15	—	—	21,649	47,484

Total interest-bearing liabilities	247,267	240,741	292,516	406,447	237,255	271,405	211,408	1,907,039

Interest rate sensitivity gap	$510,295	$(94,485)	$(64,323)	$(42,597)	$165,077	$101,144	$(64,470)	$510,641

Cumulative interest rate sensitivity gap	$510,295	$415,810	$351,487	$308,890	$473,967	$575,111	$510,641
Cumulative rate sensitive assets to rate sensitive liabilities	306.4%	185.2%	145.0%	126.0%	133.3%	133.9%	126.8%
Cumulative gap as a % of total earning assets	21.1	17.2	14.5	12.8	19.6	23.8	21.1

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective based on the specified criteria.
BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, is included herein.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
Little Rock, Arkansas
March 5, 2010

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 5, 2010 expressed an unqualified opinion thereon.
/s/ BKD, LLP
Little Rock, Arkansas
March 5, 2010

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2009	2008
Assets
Cash and due from banks	$39,970	$46,765
Interest-bearing deposits with other banks	133,520	7,403

Cash and cash equivalents	173,490	54,168
Federal funds sold	11,760	7,865
Investment securities — available-for-sale	322,115	355,244
Loans receivable	1,950,285	1,956,232
Allowance for loan losses	(42,968)	(40,385)

Loans receivable, net	1,907,317	1,915,847
Bank premises and equipment, net	70,810	73,610
Foreclosed assets held for sale	16,484	6,763
Cash value of life insurance	52,176	50,201
Investments in unconsolidated affiliates	1,424	1,424
Accrued interest receivable	13,137	13,115
Deferred tax asset, net	14,777	16,267
Goodwill	53,039	50,038
Core deposit and intangibles	4,698	6,547
Mortgage servicing rights	1,090	1,891
Other assets	42,548	27,113

Total assets	$2,684,865	$2,580,093

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest bearing	$302,228	$249,349
Savings and interest-bearing transaction accounts	714,744	656,758
Time deposits	818,451	941,801

Total deposits	1,835,423	1,847,908
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	113,389
FHLB borrowed funds	264,360	282,975
Accrued interest payable and other liabilities	10,625	5,202
Subordinated debentures	47,484	47,575

Total liabilities	2,219,892	2,297,049
Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at December 31, 2009; no shares issued and outstanding at December 31, 2008.	49,275	—
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 25,690,137 in 2009 and 19,859,582 in 2008	257	199
Capital surplus	363,519	253,581
Retained earnings	51,746	32,639
Accumulated other comprehensive income (loss)	176	(3,375)

Total stockholders’ equity	464,973	283,044

Total liabilities and stockholders’ equity	$2,684,865	$2,580,093

     See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data(1))	2009	2008	2007
Interest income:
Loans	$118,208	$127,812	$120,067
Investment securities
Taxable	8,319	12,610	17,003
Tax-exempt	5,595	4,850	4,187
Deposits — other banks	116	133	166
Federal funds sold	15	313	342

Total interest income	132,253	145,718	141,765

Interest expense:
Interest on deposits	27,442	45,593	56,232
Federal funds purchased	6	182	816
FHLB and other borrowed funds	9,466	9,255	8,982
Securities sold under agreements to repurchase	477	1,522	4,746
Subordinated debentures	2,552	3,114	3,002

Total interest expense	39,943	59,666	73,778

Net interest income	92,310	86,052	67,987
Provision for loan losses	11,150	27,016	3,242

Net interest income after provision for loan losses	81,160	59,036	64,745

Non-interest income:
Service charges on deposit accounts	14,551	13,656	11,202
Other services charges and fees	6,857	6,564	5,470
Mortgage lending income	2,738	2,771	1,662
Mortgage servicing income	726	853	—
Insurance commissions	881	775	762
Income from title services	575	643	713
Increase in cash value of life insurance	1,981	2,113	2,448
Dividends from FHLB, FRB & bankers’ bank	440	828	911
Equity in earnings of unconsolidated affiliates	—	102	(86)
Gain on sale of equity investment	—	6,102	—
Gain on sale of SBA loans	51	127	170
Gain (loss) on sale of premises and equipment	(29)	103	136
Gain (loss) on OREO, net	(44)	(2,880)	251
Gain (loss) on securities, net	1	(5,927)	—
Other income	1,931	2,887	2,115

Total non-interest income	30,659	28,717	25,754

Non-interest expense:
Salaries and employee benefits	33,035	35,566	30,496
Occupancy and equipment	10,599	11,053	9,459
Data processing expense	3,214	3,376	2,648
Other operating expenses	26,035	25,722	18,932

Total non-interest expense	72,883	75,717	61,535

Income before income taxes	38,936	12,036	28,964
Income tax expense	12,130	1,920	8,519

Net income available to all stockholders	26,806	10,116	20,445
Preferred stock dividends and accretion of discount on preferred stock	2,576	—	—

Net income available to common stockholders	$24,230	$10,116	$20,445

Basic earnings per common share	$1.13	$0.51	$1.10

Diluted earnings per common share	$1.12	$0.50	$1.08

(1)	All per share amounts have been restated to reflect the effect of the 2008 8% stock dividend.
     See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

					Accumulated Other
					Comprehensive Income
(In thousands, except share data (1))	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	(Loss)	Total
Balances at January 1, 2007	$—	$172	$194,595	$41,544	$(4,892)	$231,419
Comprehensive income (loss):
Net income	—	—	—	20,445	—	20,445
Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale, net of tax effect of $1,639	—	—	—	—	2,541	2,541
Unconsolidated affiliates unrecognized gain on investment securities available-for-sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	96	96

Comprehensive income						23,082
Net issuance of 47,937 shares of common stock from exercise of stock options	—	1	354	—	—	355
Tax benefit from stock options exercised	—	—	244	—	—	244
Share-based compensation	—	—	456	—	—	456
Cash dividends — Common Stock, $0.134 per share	—	—	—	(2,500)	—	(2,500)

Balances at December 31, 2007	—	173	195,649	59,489	(2,255)	253,056
Cumulative effect of adoption of FASB ASC 715-60	—	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	—	10,116	—	10,116
Other comprehensive income (loss):
Unrealized loss on investment securities available-for-sale, net of tax effect of $663	—	—	—	—	(1,212)	(1,212)
Unconsolidated affiliates unrecognized gain on investment securities available-for-sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	92	92

Comprehensive income						8,996
Issuance of 1,170,506 common shares pursuant to acquisition of Centennial Bancshares, Inc	—	10	24,245	—	—	24,255
Net issuance of 59,604 shares of common stock from exercise of stock options	—	1	446	—	—	447
Disgorgement of profits	—	—	89	—	—	89
Tax benefit from stock options exercised	—	—	416	—	—	416
Share-based compensation	—	—	478	—	—	478
Cash dividends — Common Stock, $0.222 per share	—	—	—	(4,404)	—	(4,404)
8% Stock dividend — Common Stock	—	15	32,258	(32,286)	—	(13)

Balances at December 31, 2008	—	199	253,581	32,639	(3,375)	283,044
Comprehensive income (loss):
Net income	—	—	—	26,806	—	26,806
Other comprehensive income (loss):
Unrealized gain on investment securities available-for-sale, net of tax effect of $2,292	—	—	—	—	3,551	3,551

Comprehensive income						30,357
Issuance of 5,692,500 shares of common stock from public stock offering, net of offering costs of $5,634	—	57	107,284	—	—	107,341
Issuance of 50,000 shares of preferred stock and common stock warrant	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	181			(181)	—	—
Net issuance of 127,110 shares of common stock from exercise of stock options	—	1	1,390	—	—	1,391
Tax benefit from stock options exercised	—	—	439	—	—	439
Share-based compensation	—	—	(81)	—	—	(81)
Cash dividends — Preferred Stock — 5%	—	—	—	(2,395)	—	(2,395)
Cash dividends — Common Stock, 0.240 per share	—	—	—	(5,123)	—	(5,123)

Balances at December 31, 2009	$49,275	$257	$363,519	$51,746	$176	$464,973

(1)	All per share amounts have been restated to reflect the effect of the 2008 8% stock dividend
     See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2009	2008	2007
Operating Activities
Net income	$26,806	$10,116	$20,445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,082	5,418	4,555
Amortization/Accretion	3,081	2,460	1,884
Share-based compensation	(81)	478	456
Tax benefits from stock options exercised	(439)	(416)	(244)
Loss (gain) on assets	23	8,577	(561)
Gain on sale of equity investment	—	(6,102)	—
Provision for loan losses	11,150	27,016	3,242
Deferred income tax benefit	(802)	(4,797)	(2,467)
Equity in (income) loss of unconsolidated affiliates	—	(102)	86
Increase in cash value of life insurance	(1,981)	(2,113)	(2,448)
Originations of mortgage loans held for sale	(177,586)	(136,710)	(93,028)
Proceeds from sales of mortgage loans held for sale	179,190	137,974	90,569
Changes in assets and liabilities:
Accrued interest receivable	(22)	2,371	(585)
Other assets	(15,330)	(1,293)	(5,455)
Accrued interest payable and other liabilities	5,862	(8,862)	1,802

Net cash provided by operating activities	34,953	34,015	18,251

Investing Activities
Net (increase) decrease in federal funds sold	(3,895)	(4,999)	8,927
Net (increase) decrease in loans	(24,410)	(185,536)	(195,998)
Purchases of investment securities — available-for-sale	(107,170)	(188,568)	(171,469)
Proceeds from maturities of investment securities — available-for-sale	109,879	281,200	276,943
Proceeds from sales of investment securities — available-for-sale	35,740	—	—
Proceeds from sale of SBA loans	882	2,751	2,957
Proceeds from foreclosed assets held for sale	9,590	1,378	631
Purchases of premises and equipment, net	(2,311)	(7,809)	(14,782)
Purchase of bank owned life insurance	—	—	(3,496)
Acquisition of Centennial Bancshares, Inc., net funds received	(3,100)	1,663	—
Proceeds from sale of investment in unconsolidated affiliate	—	19,862	(2,625)

Net cash provided by (used in) investing activities	15,205	(80,058)	(98,912)

Financing Activities
Net increase (decrease) in deposits	(12,485)	76,565	(14,988)
Net increase (decrease) in securities sold under agreements to repurchase	(51,389)	(7,183)	1,747
Net increase (decrease) in federal funds purchased	—	(16,407)	(8,863)
Net increase (decrease) in FHLB and other borrowed funds	(18,615)	(4,320)	99,982
Proceeds from common stock public offering, net	107,341	—	—
Proceeds from issuance of preferred stock and common stock warrant	50,000	—	—
Proceeds from exercise of stock options	1,391	447	355
Disgorgement of profits	—	89	—
Tax benefits from stock options exercised	439	416	249
Dividends paid on preferred stock	(2,395)	—	—
Dividends paid on common stock	(5,123)	(4,417)	(2,500)

Net cash provided by financing activities	69,164	45,190	75,982

Net change in cash and cash equivalents	119,322	(853)	(4,679)
Cash and cash equivalents — beginning of year	54,168	55,021	59,700

Cash and cash equivalents — end of year	$173,490	$54,168	$55,021

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
  Principles of Consolidation
     The consolidated financial statements include the accounts of HBI and its subsidiary. Significant intercompany accounts and transactions have been eliminated in consolidation.
  Reclassifications
     Various items within the accompanying financial statements for previous years have been reclassified to provide more comparative information. These reclassifications had no effect on net earnings or stockholders’ equity.
  Cash and Cash Equivalents
     Cash and cash equivalents consists of cash on hand, demand deposits with banks and interest-bearing deposits with other banks. The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through June 30, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.

     Investment Securities
     Interest on investment securities is recorded as income as earned. Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net security gains (losses). Gains or losses on the sale of securities are determined using the specific identification method.
     Management determines the classification of securities as available-for-sale, held to maturity, or trading at the time of purchase based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The Company has no trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of HBI’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.
     Securities held to maturity are reported at amortized historical cost. Securities that management has the intent and ability to hold until maturity or on a long-term basis are classified as held to maturity.
     During 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result of this guidance, there was no impact on the Company’s consolidated statement of income as of December 31, 2009.
     Prior to the adoption of the recent accounting guidance during 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
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

     The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.
     Loans considered impaired, under FASB ASC 310-10-35 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. When accrual of interest is discontinued, all unpaid accrued interest is reversed.
     Groups of loans with similar risk characteristics, including individually evaluated loans not determined to be impaired, are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.
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

Bank premises.	15-40 years
Furniture, fixtures, and equipment	3-15 years

     Investments in Unconsolidated Affiliates
     The Company had a 20.4% investment in White River Bancshares, Inc. (WRBI) at December 31, 2007. The Company’s investment in WRBI at December 31, 2007 totaled $13.8 million. On March 3, 2008, WRBI repurchased the Company’s interest in WRBI which resulted in a one-time gain of $6.1 million. Prior to this date, the investment in WRBI was accounted for on the equity method. The Company’s share of WRBI operating income included in non-interest income in 2008 and 2007 totaled $102,000 and $86,000, respectively. The Company’s share of WRBI unrealized loss on investment securities available-for-sale at December 31, 2007 amounted to $92,000. See the “Acquisitions” footnote related to the Company’s acquisition of WRBI during 2005.
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at December 31, 2009 and 2008 and $1.3 million at December 31, 2007. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.
     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of December 31, 2009, 2008 and 2007, and for the years then ended:

	2009	2008	2007
	(In thousands)
Assets	$47,424	$47,424	$580,753
Liabilities	46,000	46,000	513,257
Equity	1,424	1,424	67,496
Net income (loss)	—	163	(284)
     Intangible Assets
     Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. Core deposit intangibles represent the estimated value related to customer deposit relationships in the Company’s acquisitions. The core deposit intangibles are being amortized over 84 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2009, 2008 and 2007, as required by FASB ASC 350, Intangibles — Goodwill and Other. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
     Mortgage Servicing Rights
     Mortgage servicing rights are purchased servicing rights acquired in HBI’s acquisition of Centennial Bancshares, Inc. on January 1, 2008. As of December 31, 2009, the mortgage loan servicing portfolio of approximately $209.6 million and purchased mortgage servicing rights of $1.1 million is being sub-serviced by a third party. The Company did not add any loans to this portfolio during 2009 or 2008. These rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate.

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
     The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The notional amount of the loans was $20.4 million at December 31, 2009 and 2008. The impact to the 2009 and 2008 financial statements was $1.6 million and $757,000, respectively in other assets with a corresponding amount in other liabilities.
     Stock Options
     Prior to 2006, we elected to follow FASB ASC 718, Compensation — Stock Compensation (formerly Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations in accounting for employee stock options using the fair value method. Under this topic, because the exercise price of the options equals the estimated market price of the stock on the issuance date, no compensation expense is recorded. On January 1, 2006, we adopted FASB ASC 718, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 eliminates the ability to account for stock-based compensation and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.
     Income Taxes
     The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

     Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.
     The Company and its subsidiary file consolidated tax returns. Its subsidiary provides for income taxes on a separate return basis, and remit to the Company amounts determined to be currently payable.
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

	2009	2008	2007
	(In thousands)
Net income available to all stockholders	$26,806	$10,116	$20,445
Less: Preferred stock dividends and accretion of discount on preferred stock	2,576	—	—

Net income available to common stockholders	$24,230	$10,116	$20,445

Average common shares outstanding	21,479	19,816	18,614
Effect of common stock options	234	497	313

Diluted common shares outstanding	21,713	20,313	18,927

Basic earnings per common share	$1.13	$0.51	$1.10
Diluted earnings per common share	$1.12	$0.50	$1.08
     Warrants to purchase 144,064 shares of common stock at $26.03 were outstanding at December 31, 2009, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.

2. Acquisitions
     On January 1, 2008, the Company acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After, we were reimbursed 100% for those losses. The remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. The Company paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, the Company recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.
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

3. Investment Securities
     The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2009
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

	December 31, 2008
	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

     Assets, principally investment securities, having a carrying value of approximately $231.3 million and $187.5 million at December 31, 2009 and 2008, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $62.0 million and $113.4 million at December 31, 2009 and 2008, respectively.
     The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$109,829	$108,651
Due after one year through five years	149,296	150,951
Due after five years through ten years	37,246	36,380
Due after ten years	25,455	26,133

Total	$321,826	$322,115

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     There were no securities classified as held to maturity at December 31, 2009, 2008 and 2007.
     During the year ended December 31, 2009, $35.7 million in available-for-sale securities were sold. The gross realized gains and losses on these sales totaled $995,000 and $994,000, respectively for the year ended December 31, 2009. The income tax expense/benefit related to net security gains and losses was 39.225% of the gross amount for 2009. During the year ended December 31, 2008 and 2007, no available-for-sale securities were sold.
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
     During 2008, the Company became aware that two investment securities in the other securities category had become other than temporarily impaired. As a result of this impairment the Company charged off these two securities. The total of this charge-off was $5.9 million or $0.18 diluted earnings per share for 2008. These investment securities are a pool of other financial holding companies’ subordinated debentures throughout the country. Since the federal government has begun to seize institutions in these pools, it resulted in our investment becoming worthless. No other securities were written down for other than temporarily impairment for 2009, 2008 and 2007.
     For the year ended December 31, 2009, the Company had $4.1 million in unrealized losses, which were in continuous loss positions for more than twelve months. Included in the $4.1 million in unrealized losses are $1.5 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. The Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 80.5% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

     The following shows gross unrealized losses and estimated fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2009 and 2008:

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$41,078	$463	$—	$—	$41,078	$463
Mortgage-backed securities	10,837	205	4,411	1,485	15,248	1,690
State and political subdivisions	10,647	146	17,957	1,229	28,604	1,375
Other securities	—	—	1,562	1,350	1,562	1,350

Total	$62,562	$814	$23,930	$4,064	$86,492	$4,878

	December 31, 2008
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$2,385	$7	$—	$—	$2,385	$7
Mortgage-backed securities	32,915	906	52,000	2,611	84,915	3,517
State and political subdivisions	55,162	3,091	6,605	1,188	61,767	4,279
Other securities	1,152	157	1,721	1,066	2,873	1,223

Total	$91,614	$4,161	$60,326	$4,865	$151,940	$9,026

4. Loans receivable and Allowance for Loan Losses
     The various categories of loans are summarized as follows:

	December 31,
	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$808,983	$816,603
Construction/land development	368,723	320,398
Agricultural	33,699	23,603
Residential real estate loans
Residential 1-4 family	382,504	391,255
Multifamily residential	62,609	56,440

Total real estate	1,656,518	1,608,299
Consumer	39,084	46,615
Commercial and industrial	219,847	255,153
Agricultural	10,280	23,625
Other	24,556	22,540

Total loans receivable before allowance for loan losses	1,950,285	1,956,232
Allowance for loan losses	42,968	40,385

Total loans receivable, net	$1,907,317	$1,915,847

     The following is a summary of activity within the allowance for loan losses:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$40,385	$29,406	$26,111
Loans charged off	(10,469)	(20,920)	(826)
Recoveries on loans previously charged off	1,902	1,501	879

Net charge-offs	(8,567)	(19,419)	53
Provision charged to operating expense	11,150	27,016	3,242
Allowance for loan losses of acquired institutions	—	3,382	—

Balance, end of year	$42,968	$40,385	$29,406

     At December 31, 2009 and 2008, accruing loans delinquent 90 days or more totaled $2.9 million and $1.4 million, respectively. Non-accruing loans at December 31, 2009 and 2008 were $37.1 million and $28.5 million, respectively. As of December 31, 2009, we had $35.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure.

     Mortgage loans held for resale of approximately $4.8 million and $6.4 million at December 31, 2009 and 2008, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2009 and 2008 were not material.
     At December 31, 2009 and 2008, impaired loans totaled $44.4 million and $31.5 million, respectively. As of December 31, 2009 and 2008, average impaired loans were $41.0 million and $29.4 million, respectively. All impaired loans had designated reserves for possible loan losses. Reserves relative to impaired loans at December 31, 2009, were $16.6 million and $10.9 million at December 31, 2008. Interest recognized on impaired loans during 2009 and 2008 was $2.1 million and $2.0 million, respectively.
5. Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s core deposits and other intangibles at December 31, 2009 and 2008, were as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)
Goodwill
Balance, beginning of period	$50,038	$37,527
Acquisition of Centennial Bancshares, Inc	3,100	12,322
Prior Acquisition (deferred taxes)	—	189
Charter consolidation	(99)	—

Balance, end of period	$53,039	$50,038

	2009	2008
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$6,547	$7,702
Acquisition of Centennial Bancshares, Inc	—	694
Amortization expense	(1,849)	(1,849)

Balance, end of year	$4,698	$6,547

     The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2009 and 2008 were:

	December 31,
	2009	2008
	(In thousands)
Gross carrying amount	$14,151	$14,151
Accumulated amortization	9,453	7,604

Net carrying amount	$4,698	$6,547

     Core deposit and other intangible amortization for the years ended December 31, 2009, 2008 and 2007 was approximately $1.8 million, $1.8 million and $1.8 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2010 through 2014 is: 2010 — $1.8 million; 2011 — $1.1 million; 2012 — $619,000; 2013 — $619,000; and 2014 — $530,000;.
     The carrying amount of the Company’s goodwill was $53.0 million and $50.0 million at December 31, 2009 and 2008, respectively. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
6. Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $482.6 million and $500.7 million at December 31, 2009 and 2008, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $13.0 million, $19.6 million and $22.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, brokered deposits were $71.0 million and $111.0 million, respectively.
     The following is a summary of the scheduled maturities of all time deposits at December 31, 2009 (in thousands):

One month or less	$134,838
Over 1 month to 3 months	167,032
Over 3 months to 6 months	202,563
Over 6 months to 12 months	205,658
Over 12 months to 2 years	67,014
Over 2 years to 3 years	27,692
Over 3 years to 5 years	13,652
Over 5 years	2

Total time certificates of deposit	$818,451

     Deposits totaling approximately $206.6 million and $278.2 million at December 31, 2009 and 2008, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7. FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $264.4 million and $283.0 million at December 31, 2009 and 2008, respectively. All of the outstanding balance for December 31, 2009 and 2008 are long-term advances. The long-term FHLB advances mature from the current year to 2025 with interest rates ranging from 2.020% to 5.076% and are secured by loans in the Company’s loan portfolio. Advances are subject to restrictions or penalties in the event of prepayment.
     Additionally, the Company had $128.1 million and $217.2 million at December 31, 2009 and 2008, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2009 and 2008, respectively.

     Maturities of borrowings with original maturities exceeding one year at December 31, 2009, are as follows (in thousands):

2010	$86,877
2011	34,424
2012	12,071
2013	30,074
2014	78
Thereafter	100,836

$264,360

8. Subordinated Debentures
     Subordinated debentures at December 31, 2009 and 2008 consisted of guaranteed payments on trust preferred securities with the following components:

	2009	2008
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable beginning in 2010 with penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,152	3,243
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$47,484	$47,575

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

9. Income Taxes
     The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$10,975	$5,313	$9,710
State	1,957	1,215	1,271

Total current	12,932	6,528	10,981

Deferred:
Federal	(670)	(3,511)	(2,079)
State	(132)	(1,097)	(383)

Total deferred	(802)	(4,608)	(2,462)

Provision for income taxes	$12,130	$1,920	$8,519

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(5.46)	(13.90)	(6.48)
Cash value of life insurance	(1.78)	(6.14)	(2.96)
State income taxes, net of federal benefit	3.05	(0.64)	1.99
Other	0.34	1.63	1.86

Effective income tax rate	31.15%	15.95%	29.41%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$16,760	$15,772
Deferred compensation	937	640
Stock options	389	514
Non-accrual interest income	1,115	358
Impairment of investment securities	39	2,364
Real estate owned	504	—
Unrealized loss on securities	—	2,178
Net operating loss carryforward	—	119
Other	633	514

Gross deferred tax assets	20,377	22,459

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,501	2,519
Unrealized gain on securities	114	—
Core deposit intangibles	1,823	2,486
FHLB dividends	850	843
Other	312	344

Gross deferred tax liabilities	5,600	6,192

Net deferred tax assets	$14,777	$16,267

     The Company adopted the provisions of FASB ASC 740-10-25 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this topic did not have any effect on the Company’s financial statements.
     The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2006. The Company’s Federal tax return and its state tax returns are not currently under examination.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2009, 2008 and 2007, the Company did not recognize any interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2009, 2008 and 2007.
10. Common Stock and Stock Compensation Plans
     Common Stock
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

     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 144,064 shares of our common stock at an exercise price of $26.03 per share.
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
     Stock Compensation Plans
     The Company has performance based stock options that were on a five-year cliff-vesting schedule with the options vesting on December 31, 2009. The options issued were subject to achievement of financial goals by the Company and the bank subsidiary over the five-year period ending December 31, 2009. Since a portion of the financial performance targets were not met, 104,188 of 285,185 remaining performance options were forfeited at December 31, 2009. The remaining 180,997 shares became fully vested on December 31, 2009.
     The intrinsic value of the stock options outstanding at December 31, 2009, 2008, and 2007 was $9.5 million, $16.3 million and $9.2 million, respectively. The intrinsic value of the stock options vested at December 31, 2009, 2008 and 2007 was $9.3 million, $10.1 million and $6.2 million, respectively.
     The intrinsic value of the stock options exercised during 2009, 2008 and 2007 was $1.3 million, $1.1 million, and $647,000, respectively.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $77,000 as of December 31, 2009.
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1,620,000 of common stock in the Company.

The table below summarized the transactions under the Company’s stock option plans at December 31, 2009, 2008 and 2007 and changes during the years then ended:

	2009		2008		2007
	Shares	Weighted	Shares	Weighted	Shares	Weighted
Outstanding, beginning of year	1,069	$11.72	1,096	$11.12	1,115	$10.55
Granted	—	—	51	19.47	44	21.31
Forfeited	183	13.12	(16)	11.57	(15)	11.36
Exercised	127	10.95	(60)	7.49	(48)	7.40
Expired	—	—	(2)	8.02	—	—

Outstanding, end of period	759	11.51	1,069	11.72	1,096	11.12

Exercisable, end of period	708	$10.92	592	$9.88	603	$9.07

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during 2009. The weighted-average fair value of options granted during 2008 and 2007 was $2.62 and $4.95 per share, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2009	2008	2007
Expected dividend yield	Not applicable	0.98%	0.46%
Expected stock price volatility	Not applicable	3.13%	9.44%
Risk-free interest rate	Not applicable	3.35%	4.65%
Expected life of options	Not applicable	6.4 years	6.1 years
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

     The following is a summary of currently outstanding and exercisable options at December 31, 2009:

Options Outstanding				Options Exercisable
		Weighted-Average
		Remaining
	Options Outstanding	Contractual Life	Weighted-Average	Options Exercisable	Weighted-Average
Exercise Prices	Shares (000)	(in years)	Exercise Price	Shares (000)	Exercise Price
$5.69 to $6.19	4	2.89	5.95	4	5.95
$6.79 to $7.71	167	2.84	6.86	167	6.86
$8.64 to $9.55	88	3.68	9.41	88	9.41
$10.50 to $10.81	47	5.56	10.59	47	10.59
$11.73 to $11.73	173	7.05	11.73	173	11.73
$12.20 to $12.20	181	6.20	12.20	181	12.20
$18.32 to $19.60	55	7.69	19.03	18	19.18
$20.35 to $20.48	17	7.35	20.43	7	20.43
$22.36 to $25.01	27	7.38	22.86	23	22.48

	759			708

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
     During the fourth quarter of 2009, the Company granted 4,545 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the third anniversary of the grant.

11. Non-Interest Expense
     The table below shows the components of non-interest expense for years ended December 31:

	2009	2008	2007
	(In thousands)
Salaries and employee benefits	$33,035	$35,566	$30,496
Occupancy and equipment	10,599	11,053	9,459
Data processing expense	3,214	3,376	2,648
Other operating expenses:
Advertising	2,614	2,644	2,691
Merger expenses	1,511	1,775	—
Amortization of intangibles	1,849	1,849	1,756
Amortization of mortgage servicing rights	801	589	—
Electronic banking expense	2,903	2,980	2,359
Directors’ fees	986	991	843
Due from bank service charges	414	307	214
FDIC and state assessment	4,689	1,804	1,016
Insurance	1,120	947	901
Legal and accounting	915	1,384	1,206
Mortgage servicing expense	303	297	—
Other professional fees	1,087	1,626	902
Operating supplies	837	959	983
Postage	665	742	663
Telephone	668	901	951
Other expense	4,673	5,927	4,447

Total other operating expenses	26,035	25,722	18,932

Total non-interest expense	$72,883	$75,717	$61,535

12. Employee Benefit Plans
   401(k) Plan
     The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. The plan also allows for discretionary employer contributions. The Company’s expense for the plan was $366,000, $630,000 and $423,000 in 2009, 2008 and 2007, respectively, which is included in salaries and employee benefits expense.
   Chairman’s Retirement Plan
     On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. The benefits under the plan vest based on Mr. Allison’s age beginning at age 61 and fully vest when Mr. Allison reaches age 65. The benefits will also become 100% vested if, before Mr. Allison reaches the age of 65, he dies, becomes disabled, is involuntarily terminated from the Company without cause, or there is a change in control of the Company. The vested benefits will be paid in monthly installments. The benefit payments will begin on the earlier of Mr. Allison reaching age 65 or the termination of his employment with the Company for any reason other than death. If Mr. Allison dies before the benefits commence or during the 10 year guaranteed benefit period, his beneficiary will receive any remaining payments due. If he dies after the guaranteed benefit period, no further benefits will be paid. An expense of $561,000 and $535,000 was accrued for 2009 and 2008 for this plan, respectively.

13. Related Party Transactions
     In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2009 and 2008, related party loans were approximately $50.0 million and $158.6 million, respectively. New loans and advances on prior commitments made to the related parties were $20.6 million and $129.5 million for the years ended December 31, 2009 and 2008, respectively. Repayments of loans made by the related parties were $14.4 million and $116.3 million for the years ended December 31, 2009 and 2008, respectively. As a result of changes in composition of the Company’s related parties in 2009, the Company reduced $114.8 million of related party loans during 2009.
     At December 31, 2009 and 2008, directors, officers, and other related interest parties had demand, non interest-bearing deposits of $30.9 million and $21.5 million, respectively, savings and interest-bearing transaction accounts of $426,000 and $1.2 million, respectively, and time certificates of deposit of $4.6 million and $9.8 million, respectively.
     During 2009 and 2008, rent expense totaling $80,000 and $84,000, respectively, was paid to related parties.
     During 2008, Centennial Bank (former First State Bank) purchased First State Plaza from a related interest party, Allison, Adcock, Rankin, LLC. The building, located in west Conway was purchased at fair market value for $3.4 million. The land and building was appraised for $1.1 million and $2.3 million, respectively.
14. Leases
     The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2009, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2010.	$1,408
2011.	1,351
2012.	1,264
2013.	1,020
2014.	865
Thereafter	5,136

$11,044

15. Concentration of Credit Risks
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
16. Significant Estimates and Concentrations
     Accounting principles generally accepted in the United Sates of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 6.

     Although the Company has a diversified loan portfolio, at December 31, 2009 and 2008, commercial real estate loans represented 62.1% and 59.3% of gross loans and 260.5% and 410.0% of total stockholders’ equity, respectively. Residential real estate loans represented 22.8% and 22.9% of gross loans and 95.7% and 158.2% of total stockholders’ equity at December 31, 2009 and 2008, respectively.
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
17. Commitments and Contingencies
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
     At December 31, 2009 and 2008, commitments to extend credit of $299.4 million and $351.2 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2009 and 2008, is $15.6 million and $18.0 million, respectively.
     The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position of the Company and its subsidiary.
18. Financial Instruments
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
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of year end 2009, Level 3 securities were immaterial.
     Impaired loans are the only material instruments valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan’s existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Impaired loans, net of specific allowance, were $27.8 million and $20.6 million as of December 31, 2009 and December 31, 2008, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of December 31, 2009 and December 31, 2008, the fair value of foreclosed assets held for sale, less estimated costs to sell was $16.5 million and $6.8 million, respectively.
     Compared to prior years, the adoption of FASB ASC 820 did not have a material impact on our 2009 or 2008 consolidated financial statements.
Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these notes:
     Cash and cash equivalents and federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
     Net loans receivable, net of impaired loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
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

	December 31, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,490	$173,490
Federal funds sold	11,760	11,760
Net loans receivable, net of impaired loans	1,879,544	1,876,544
Accrued interest receivable	13,137	13,137

Financial liabilities:
Deposits:
Demand and non-interest bearing	$302,228	$302,228
Savings and interest-bearing transaction accounts	714,744	714,744
Time deposits	818,451	823,137
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	62,000
FHLB and other borrowed funds	264,360	265,246
Accrued interest payable	3,245	3,245
Subordinated debentures	47,484	62,466

	December 31, 2008
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$54,168	$54,168
Federal funds sold	7,865	7,865
Net loans receivable, net of impaired loans	1,895,273	1,891,254
Accrued interest receivable	13,115	13,115

Financial liabilities:
Deposits:
Demand and non-interest bearing	$249,349	$249,349
Savings and interest-bearing transaction accounts	656,758	656,758
Time deposits	941,801	952,758
Federal funds purchased	—	—
Securities sold under agreements to repurchase	113,389	113,389
FHLB and other borrowed funds	282,975	287,280
Accrued interest payable	4,888	4,888
Subordinated debentures	47,575	59,623
19. Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2009, the Company did not request any dividends from its banking subsidiary. In the third quarter of 2009, the Company received a dividend of $2.1 million from its banking subsidiary. As a result of the additional common equity raised through an underwritten public offering during September 2009, the Company did not request dividends from its banking subsidiary during the fourth quarter of 2009 and does not anticipate requesting dividends from its banking subsidiary during 2010.
     The Company’s subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2009, the Company meets all capital adequacy requirements to which it is subject.

     As of the most recent notification from regulatory agencies, the subsidiary was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company and its subsidiary must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions’ categories.
     The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

					Minimum To Be Well
					Capitalized Under Prompt
	Actual		Minimum Capital Requirement		Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	293,665	13.47	174,411	8.00		218,014	10.00

As of December 31, 2008
Leverage ratios:
Home BancShares	$278,427	10.87%	$102,457	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	8.68	41,378	4.00		51,723	5.00
Community Bank	37,957	9.33	16,273	4.00		20,341	5.00
Twin City Bank	68,810	9.53	28,881	4.00		36,102	5.00
Bank of Mountain View	16,764	9.65	6,949	4.00		8,686	5.00
Centennial Bank	23,105	8.81	10,490	4.00		13,113	5.00
Tier 1 capital ratios:
Home BancShares	$278,427	12.70%	$87,694	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	89,791	10.02	35,845	4.00		53,767	6.00
Community Bank	37,957	11.14	13,629	4.00		20,444	6.00
Twin City Bank	68,810	10.73	25,651	4.00		38,477	6.00
Bank of Mountain View	16,764	14.99	4,473	4.00		6,710	6.00
Centennial Bank	23,105	11.01	8,394	4.00		12,591	6.00
Total risk-based capital ratios:
Home BancShares	$306,000	13.95%	$175,484	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	101,071	11.28	71,682	8.00		89,602	10.00
Community Bank	42,260	12.40	27,265	8.00		34,081	10.00
Twin City Bank	76,823	11.98	51,301	8.00		64,126	10.00
Bank of Mountain View	18,115	16.19	8,951	8.00		11,189	10.00
Centennial Bank	25,758	12.27	16,794	8.00		20,993	10.00

20. Additional Cash Flow Information
     In connection with the Centennial Bancshares, Inc. acquisition accounting for using the purchase method, the Company acquired approximately $241.5 million in assets, assumed $218.9 million in liabilities, issued $24.3 million of equity and received net funds of $1.7 million during 2008. The following is summary of the Company’s additional cash flow information during the years ended:

	2009	2008	2007
		(In thousands)
Interest paid	$41,586	$61,663	$74,500
Income taxes paid	12,950	14,877	9,820
Assets acquired by foreclosure	19,355	5,774	5,024
21. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2009	2008
Assets
Cash and cash equivalents	$176,429	$31,420
Investment securities	100	100
Investments in wholly-owned subsidiary	325,893	288,845
Investments in unconsolidated subsidiary	1,424	1,424
Premises and equipment	700	478
Other assets	10,690	10,258

Total assets	$515,236	$332,525

Liabilities
Subordinated debentures	$47,484	$47,575
Other liabilities	2,779	1,906

Total liabilities	50,263	49,481

Stockholders’ Equity
Preferred stock	49,275	—
Common stock	257	199
Capital surplus	363,519	253,581
Retained earnings	51,746	32,639
Accumulated other comprehensive income (loss)	176	(3,375)

Total stockholders’ equity	464,973	283,044

Total liabilities and stockholders’ equity	$515,236	$332,525

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2009	2008	2007
Income
Dividends from subsidiary	$2,119	$6,841	$5,877
Other income	3,445	2,686	2,741

Total income	5,564	9,527	8,618
Expense	11,134	12,289	8,982

Loss before income taxes and equity in undistributed net income of subsidiary	(5,570)	(2,762)	(364)
Tax benefit for income taxes	2,979	3,685	2,374

Income (loss) before equity in undistributed net income of subsidiary	(2,591)	923	2,010
Equity in undistributed net income of subsidiary	29,397	9,193	18,435

Net income	$26,806	$10,116	$20,445

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2009	2008	2007
Cash flows from operating activities
Net income	$26,806	$10,116	$20,445
Items not requiring (providing) cash
Depreciation	122	117	14
Amortization	(91)	(90)	(91)
Gain on sale of equity investment	—	(6,102)	—
Loss on investment securities	—	5,927	—
Share-based compensation	(81)	478	456
Tax benefits from stock options exercised	(439)	(416)	(244)
Equity in undistributed income of subsidiaries	(29,397)	(9,193)	(18,435)
Equity in loss (income) of unconsolidated affiliates	—	(102)	86
Changes in other assets	(432)	(4,336)	(261)
Other liabilities	1,312	397	1,104

Net cash provided by (used in) operating activities	(2,200)	(3,204)	3,074

Cash flows from investing activities
Purchases of premises and equipment, net	(344)	(338)	(92)
Investment in unconsolidated subsidiaries	—	—	(2,625)
Capital contribution to subsidiaries	(1,000)	(12,000)	(9,950)
Return of capital from subsidiaries	—	—	81
Sale of equity investment	—	19,862	—
Purchase of Centennial Bancshares, Inc.	(3,100)	(1,155)	—
Proceeds from maturities of investment securities	—	307	382
Purchase of investment securities	—	—	(2,000)

Net cash provided by (used in) investing activities	(4,444)	6,676	(14,204)

Cash flows from financing activities
Net proceeds from common stock public offering, net	107,341	—	—
Net proceeds from issuance of preferred stock and common stock warrant	50,000	—	—
Net proceeds from stock issuance	1,391	447	355
Tax benefits from stock options exercised	439	416	249
Disgorgement of profits	—	89	—
Dividends paid	(7,518)	(4,417)	(2,500)

Net cash provided by (used in) financing activities	151,653	(3,465)	(1,896)

Increase (decrease) in cash and cash equivalents	145,009	7	(13,026)
Cash and cash equivalents, beginning of year	31,420	31,413	44,439

Cash and cash equivalents, end of year	$176,429	$31,420	$31,413

22. Fourth Quarter Adjustments (Unaudited)
     The Company reported a net loss of $9.4 million, or $0.46 diluted loss per share for the fourth quarter of 2008. During this quarter, the Company experienced several items that it does not consider part of its core earnings. These items include an increased provision for loan losses over our normal quarterly provision, $2.4 million of write-downs on other real estate owned, $1.8 million of merger expenses from our bank charter consolidation, a $3.9 million impairment write-down on two trust preferred investment securities and $448,000 of other income resulting from our ownership of Arkansas Bankers’ Bank stock during their fourth quarter reorganization.
     The increased fourth quarter 2008 provision for loan loss was primarily attributable to the increase in non-performing loans during the quarter as a result of rapidly deteriorating Florida market conditions. During 2008, non-performing loans increased from $16.1 million in the third quarter to $29.9 million during the fourth quarter, most of which was concentrated in Florida. The write-down on other real estate was primarily due to the declining market value of one commercial property in Florida. The write-down on trust preferred investment securities was a result of bank closures in the fourth quarter that occurred within the pool.
23. Recent Accounting Pronouncements
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
25. Subsequent Events
     On January 31, 2010, Ron W. Strother, President, Chief Operating Officer and director of the Company died. As a result of his death, his shares of restricted stock became fully vested. The Company will expense these shares in the first quarter of 2010 at a cost of approximately $159,000 pre-tax.
     Subsequent events have been evaluated through the date the financial statements were issued.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No items are reportable.

Item 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. As a result of this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

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

(b)	Listing of Exhibits.

Exhibit
No.
23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.
	By:	/s/ C. Randall Sims
C. Randall Sims
Date: March 5, 2010		Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 5, 2010.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Randy E. Mayor

John W. Allison	C. Randall Sims	Randy E. Mayor
Chairman of the Board of	Chief Executive Officer and	Chief Financial Officer,
Directors	Director (Principal Executive Officer)	Treasurer and Director (Principal Financial Officer)

/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley

Robert H. Adcock, Jr.	Richard H. Ashley	Dale A. Bruns
Vice Chairman of the Board and Director	Director	Director

/s/ Richard A. Buckheim	/s/ Jack E. Engelkes	/s/ James G. Hinkle

Richard A. Buckheim	Jack E. Engelkes	James G. Hinkle
Director	Director	Director

/s/ Alex R. Lieblong	/s/ William G. Thompson	/s/ Brian S. Davis

Alex R. Lieblong	William G. Thompson	Brian S. Davis
Director	Director	Chief Accounting Officer and Investor Relations Officer
(Principal Accounting Officer)