Form 10-Q
period 2010-03-31
HOME BANCSHARES INC
filed 2010-05-10
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010
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
Common Stock Issued and Outstanding: 25,725,160 shares as of May 4, 2010.

HOME BANCSHARES, INC.
FORM 10-Q
March 31, 2010

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
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 5, 2010.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$36,237	$39,970
Interest-bearing deposits with other banks	156,772	133,520

Cash and cash equivalents	193,009	173,490
Federal funds sold	11,207	11,760
Investment securities — available for sale	362,710	322,115
Loans receivable not covered by loss share	1,959,666	1,950,285
Loans receivable covered by FDIC loss share	225,885	—
Allowance for loan losses	(42,845)	(42,968)

Loans receivable, net	2,142,706	1,907,317
Bank premises and equipment, net	69,997	70,810
Foreclosed assets held for sale not covered by loss share	17,610	16,484
Foreclosed assets held for sale covered by FDIC loss share	8,672	—
FDIC indemnification asset	88,274	—
Cash value of life insurance	51,019	52,176
Investments in unconsolidated affiliates	1,424	1,424
Accrued interest receivable	14,854	13,137
Deferred tax asset, net	10,072	14,777
Goodwill	53,039	53,039
Core deposit and other intangibles	6,989	4,698
Mortgage servicing rights	872	1,090
Other assets	45,745	42,548

Total assets	$3,078,199	$2,684,865

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$354,663	$302,228
Savings and interest-bearing transaction accounts	863,988	714,744
Time deposits	1,002,437	818,451

Total deposits	2,221,088	1,835,423
Federal funds purchased	—	—
Securities sold under agreements to repurchase	55,403	62,000
FHLB borrowed funds	254,548	264,360
Accrued interest payable and other liabilities	21,360	10,625
Subordinated debentures	47,462	47,484

Total liabilities	2,599,861	2,219,892

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at March 31, 2010 and December 31, 2009.	49,320	49,275
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 25,715,528 in 2010 and 25,690,137 in 2009	257	257
Capital surplus	363,870	363,519
Retained earnings	63,907	51,746
Accumulated other comprehensive income	984	176

Total stockholders’ equity	478,338	464,973

Total liabilities and stockholders’ equity	$3,078,199	$2,684,865

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
	(Unaudited)
Interest income:
Loans	$29,866	$29,138
Investment securities
Taxable	1,627	2,653
Tax-exempt	1,479	1,298
Deposits — other banks	85	12
Federal funds sold	5	7

Total interest income	33,062	33,108

Interest expense:
Interest on deposits	5,295	8,118
Federal funds purchased	—	2
FHLB borrowed funds	2,177	2,390
Securities sold under agreements to repurchase	94	111
Subordinated debentures	597	676

Total interest expense	8,163	11,297

Net interest income	24,899	21,811
Provision for loan losses	3,100	1,000

Net interest income after provision for loan losses	21,799	20,811

Non-interest income:
Service charges on deposit accounts	3,141	3,374
Other service charges and fees	1,638	1,784
Mortgage lending income	412	880
Mortgage servicing income	160	200
Insurance commissions	347	257
Income from title services	107	140
Increase in cash value of life insurance	428	477
Dividends from FHLB, FRB & bankers’ bank	126	107
Gain on acquisitions	11,790	—
Gain (loss) on sale of premises and equipment, net	207	7
Gain (loss) on OREO, net	159	(117)
Gain (loss) on securities, net	—	—
Other income	586	476

Total non-interest income	19,101	7,585

Non-interest expense:
Salaries and employee benefits	8,534	8,944
Occupancy and equipment	2,799	2,677
Data processing expense	862	777
Other operating expenses	6,360	6,864

Total non-interest expense	18,555	19,262

Income before income taxes	22,345	9,134
Income tax expense	7,971	2,889

Net income available to all stockholders	14,374	6,245
Preferred stock dividends and accretion of discount on preferred stock	670	566

Net income available to common stockholders	$13,704	$5,679

Basic earnings per common share	$0.53	$0.29

Diluted earnings per common share	$0.53	$0.28

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2010 and 2009

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balance at January 1, 2009	$—	$199	$253,581	$32,639	$(3,375)	$283,044
Comprehensive income:
Net income	—	—	—	6,245	—	6,245
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $789	—	—	—	—	1,223	1,223

Comprehensive income						7,468
Issuance of 50,000 shares of preferred stock and a warrant for 144,164 shares of common stock	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 5,065 shares of common stock from exercise of stock options	—	—	39	—	—	39
Tax benefit from stock options exercised	—	—	25	—	—	25
Share-based compensation	—	—	(50)	—	—	(50)
Cash dividends — Preferred Stock - 5%	—	—	—	(521)	—	(521)
Cash dividends — Common Stock, $0.06 per share	—	—	—	(1,192)	—	(1,192)

Balances at March 31, 2009 (unaudited)	49,139	199	254,501	37,126	(2,152)	338,813
Comprehensive income:
Net loss	—	—	—	20,561	—	20,561
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $1,503	—	—	—	—	2,328	2,328

Comprehensive income						22,889
Issuance of 5,692,500 shares of common stock from public stock offering, net of offering costs of $5,634.	—	57	107,284	—	—	107,341
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 122,045 shares of common stock from exercise of stock options	—	1	1,351	—	—	1,352
Tax benefit from stock options exercised	—	—	414	—	—	414
Share-based compensation	—	—	(31)	—	—	(31)
Cash dividends — Preferred stock - 5%	—	—	—	(1,874)	—	(1,874)
Cash dividends — Common Stock, $0.18 per share	—	—	—	(3,931)	—	(3,931)

Balances at December 31, 2009	49,275	257	363,519	51,746	176	464,973
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Three Months Ended March 31, 2010 and 2009

					Accumulated Other
	Preferred				Comprehensive
(In thousands, except share data)	Stock	Common Stock	Capital Surplus	Retained Earnings	Income (Loss)	Total
Comprehensive income:
Net income	—	—	—	14,374	—	14,374
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $521	—	—	—	—	808	808

Comprehensive income						15,182
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 8,291 shares of common stock from exercise of stock options	—	—	90	—	—	90
Disgorgement of profits	—	—	1	—	—	1
Tax benefit from stock options exercised	—	—	40	—	—	40
Share-based compensation	—	—	220	—	—	220
Cash dividend — Preferred Stock - 5%	—	—	—	(625)	—	(625)
Cash dividends — Common Stock, $0.06 per share	—	—	—	(1,543)	—	(1,543)

Balances at March 31, 2010 (unaudited)	$49,320	$257	$363,870	$63,907	$984	$478,338

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended March 31,
(In thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$14,374	$6,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,289	1,301
Amortization/accretion	829	658
Share-based compensation	220	(50)
Tax benefits from stock options exercised	(40)	(25)
Loss on assets	(366)	110
Gain on acquisitions	(11,790)	—
Provision for loan losses	3,100	1,000
Deferred income tax benefit	4,184	(1,181)
Increase in cash value of life insurance	(428)	(477)
Originations of mortgage loans held for sale	(21,307)	(59,049)
Proceeds from sales of mortgage loans held for sale	20,701	55,132
Changes in assets and liabilities:
Accrued interest receivable	(1,717)	265
Other assets	655	(1,652)
Accrued interest payable and other liabilities	3,102	5,537

Net cash provided by operating activities	12,806	7,814

Investing Activities
Net (increase) decrease in federal funds sold	3,632	(7,645)
Net (increase) decrease in loans net, excluding loans acquired	(15,057)	(16,410)
Purchases of investment securities — available for sale	(39,552)	(11,020)
Proceeds from maturities of investment securities — available for sale	30,459	33,289
Proceeds from foreclosed assets held for sale	2,213	673
Purchases of premises and equipment, net	(225)	(499)
Death benefits received	1,585	—
Acquisition of Centennial Bancshares, Inc., net funds received	—	(3,100)
Net cash proceeds received in FDIC assisted acquisitions	71,652	—

Net cash provided by (used in) investing activities	54,707	(4,712)

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(9,538)	(11,461)
Net increase (decrease) in securities sold under agreements to repurchase	(6,597)	(38,911)
Net increase (decrease) in federal funds purchased	—	—
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(29,822)	(5,148)
Proceeds from exercise of stock options	90	39
Proceeds from issuance of preferred stock and common stock warrant	—	50,000
Disgorgement of profits	1	—
Tax benefits from stock options exercised	40	25
Dividends paid on preferred stock	(625)	(201)
Dividends paid on common stock	(1,543)	(1,192)

Net cash provided by financing activities	(47,994)	(6,849)

Net change in cash and cash equivalents	19,519	(3,747)
Cash and cash equivalents — beginning of year	173,490	54,168

Cash and cash equivalents — end of period	$193,009	$50,421

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary — Centennial Bank (the Bank). During 2009, the Company completed the combination of its former bank charters into a single charter, adopting Centennial Bank as the common name. The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida and southwestern Florida. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
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
     Investments in Unconsolidated Affiliates
     The Company has invested funds representing 100% ownership in five statutory trusts which issue trust preferred securities. The Company’s investment in these trusts was $1.4 million at March 31, 2010 and December 31, 2009. Under accounting principles generally accepted in the United States of America, these trusts are not consolidated.

     The summarized financial information below represents an aggregation of the Company’s unconsolidated affiliates as of March 31, 2010 and 2009, and for the three-month period then ended:

	Three Months Ended
	March 31,
	2010	2009
Assets	$47,424	$47,424
Liabilities	46,000	46,000
Equity	1,424	1,424
Net income	—	—
     Acquisition Accounting, Covered Loans and Related Indemnification Asset
     Beginning in 2009, the Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
     Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
     Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
     The shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.
     Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded until cash is received from the FDIC.
     For further discussion of the Company’s acquisitions and loan accounting, see Note 2 and Note 5 to the consolidated financial statements.

     Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2009 Form 10-K, filed with the Securities and Exchange Commission.
Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income available to common stockholders	$13,704	$5,679

Average shares outstanding	25,707	19,863
Effect of common stock options	229	256

Diluted shares outstanding	25,936	20,119

Basic earnings per common share	$0.53	$0.29
Diluted earnings per common share	$0.53	$0.28
     Warrants to purchase 144,065 shares of common stock at $26.03 were outstanding at March 31, 2010 and December 31, 2009, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
2. Business Combinations
     Acquisition Old Southern Bank
     On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which the Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $335.4 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.1 million of foreclosed assets and $30.4 million of investment securities.

     In connection with the Old Southern acquisition, Centennial Bank entered into a loss sharing agreement with the FDIC that covers $282.0 million of assets, based upon the seller’s records, including single family residential mortgage loans, commercial real estate, commercial and industrial loans, and foreclosed assets (collectively, “covered assets”). Centennial Bank acquired other Old Southern assets that are not covered by the loss sharing agreement with the FDIC including interest-bearing deposits with other banks, investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreement, the covered assets are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse Centennial Bank for 80% of losses of up to $110.0 million, and 95% of losses in excess of this amount. Centennial Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid Centennial Bank a reimbursement under the loss sharing agreement. The FDIC’s obligation to reimburse Centennial Bank for losses with respect to covered assets begins with the first dollar of loss incurred.
     The amounts covered by the loss sharing agreement are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and Centennial Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and Centennial Bank reimbursement of recoveries to the FDIC for eight years, in each case as described above.
     The loss sharing agreement is subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $76.0 million for the Old Southern Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.
     Centennial Bank has determined that the acquisition of the net assets of Old Southern constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Old Southern as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date. Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals and determined at a later date. Centennial Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final decision is made.

	Old Southern
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
		(Dollars in thousands)
Assets
Cash and due from banks	$1,759	$30,675	$32,434
Interest-bearing deposits with other banks	16,563	—	16,563
Investment securities	30,401	—	30,401
Federal funds sold	3,079	—	3,079
Loans receivable covered by loss share	273,166	(94,101)	179,065

Total loans receivable	273,166	(94,101)	179,065
Bank premises and equipment, net	44	—	44
Foreclosed assets held for sale covered by loss share	8,781	(5,821)	2,960
FDIC indemnification asset	—	76,000	76,000
Core deposit intangibles	—	2,400	2,400
Other assets	1,505	633	2,138

Total assets acquired	$335,298	$9,786	$345,084

Liabilities
Deposits
Demand and non-interest-bearing	$25,178	$—	$25,178
Savings and interest-bearing transaction accounts	124,071	—	124,071
Time deposits	179,208	—	179,208

Total deposits	328,457	—	328,457
Accrued interest payable and other liabilities	375	6,535	6,910

Total liabilities assumed	$328,832	$6,535	$335,367

Gain on acquisition			$9,717

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks, interest-bearing deposits with other banks and federal funds sold — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $30.7 million adjustment is the first proforma cash settlement received from the FDIC on Monday following the closing weekend.
     Investment Securities — Investment securities were acquired from the FDIC at fair market value.
     Loans — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.
     Core deposit intangible — This intangible asset represents the value of the relationships that Old Southern had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
     Foreclosed assets held for sale — These assets are presented at the estimated present values that management expects to receive when the properties are sold, net of related costs of disposal.

     FDIC indemnification asset — This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should Centennial Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss-sharing reimbursement from the FDIC.
     Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits as the Bank was able to reset deposit rates to market rates currently offered.
     The Company’s operating results for the period ended March 31, 2010, include the operating results of the acquired assets and assumed liabilities for the 19 days subsequent to the March 12, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, Old Southern’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
     Acquisition Key West Bank
     On March 26, 2010, Centennial Bank, entered into separate purchase and assumption agreements (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).
     Prior to the acquisition, Key West operated one banking center located in Key West, Florida. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $96.8 million in assets and assumed approximately $66.7 million of the deposits of Key West. Additionally, Centennial Bank purchased loans with an estimated fair value of $46.9 million, $5.7 million of foreclosed assets and assumed $20.0 million of FHLB advances.
     In connection with the Key West acquisition, Centennial Bank entered into loss-sharing agreements with the FDIC that collectively cover approximately $72.7 million of assets, based upon the seller’s records, which include single family residential mortgage loans, commercial real estate, commercial and industrial loans and foreclosed assets (covered assets). Centennial Bank acquired other Key West assets that are not covered by loss sharing agreements with the FDIC including interest-bearing deposits with other banks and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets of Key West are subject to a stated loss threshold of $23.0 million whereby the FDIC will reimburse Centennial Bank for 80% of losses of up to $23.0 million, and 95% of losses in excess of this amount. Centennial Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid Centennial Bank a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse Centennial Bank for losses with respect to covered assets begins with the first dollar of loss incurred.
     The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and Centennial Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and Centennial Bank reimbursement of recoveries to the FDIC for eight years, in each case as described above.
     The loss sharing agreement is subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $12.2 million for the Key West Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.

     Centennial Bank has determined that the acquisition of the net assets of Key West constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Key West as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date. Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals and determined at a later date. Centennial Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final decision is made.

	Key West
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
		(Dollars in thousands)
Assets
Cash and due from banks	$1,592	$—	$1,592
Interest-bearing deposits with other banks	21,063	—	21,063
Loans receivable covered by loss share	65,256	(18,315)	46,941

Total loans receivable	65,256	(18,315)	46,941
Foreclosed assets held for sale covered by loss share	7,412	(1,700)	5,712
FDIC indemnification asset	—	12,200	12,200
Core deposit intangible	—	370	370
Other assets	1,438	276	1,714

Total assets acquired	$96,761	$(7,169)	$89,592

Liabilities
Deposits
Demand and non-interest-bearing	$4,357	$—	$4,357
Savings and interest-bearing transaction accounts	5,543	—	5,543
Time deposits	56,846	—	56,846

Total deposits	66,746	—	66,746
FHLB borrowed funds	20,010	—	20,010
Accrued interest payable and other liabilities	593	170	763

Total liabilities assumed	$87,349	$170	$87,519

Gain on acquisition			$2,073

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks and interest-bearing deposits with other banks — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

     Loans – Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.
     Core deposit intangible – This intangible asset represents the value of the relationships that Key West had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
     Foreclosed assets held for sale – These assets are presented at the estimated present values that management expects to receive when the properties are sold, net of related costs of disposal.
     FDIC indemnification asset – This loss sharing asset is measured separately from the related covered assets as it is not contractually embedded in the covered assets and is not transferable with the covered assets should Centennial Bank choose to dispose of them. Fair value was estimated using projected cash flows related to the loss sharing agreements based on the expected reimbursements for losses and the applicable loss sharing percentages. These cash flows were discounted to reflect the uncertainty of the timing and receipt of the loss sharing reimbursement from the FDIC.
     Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Key West’s CD’s were at the market rates of similar funding at the time of acquisition.
     The Company’s operating results for the period ended March 31, 2010, include the operating results of the acquired assets and assumed liabilities for the 5 days subsequent to the March 26, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreement in place, Key West’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2010
	Available for Sale
		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$101,825	$131	$(260)	$101,696
Mortgage-backed securities	105,837	2,920	(1,270)	107,487
State and political subdivisions	147,651	2,439	(1,006)	149,084
Other securities	5,778	—	(1,335)	4,443

Total	$361,091	$5,490	$(3,871)	$362,710

	December 31, 2009
	Available for Sale
		Gross Unrealized	Gross Unrealized	Estimated
	Amortized Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

     Assets, principally investment securities, having a carrying value of approximately $288.2 million and $231.3 million at March 31, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $55.4 million and $62.0 million at March 31, 2010 and December 31, 2009, respectively.
     During the three-month periods ended March 31, 2010 and 2009, no available for sale securities were sold.
     The amortized cost and estimated fair value of securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$122,359	$121,552
Due after one year through five years	165,537	167,959
Due after five years through ten years	46,420	46,589
Due after ten years	26,775	26,610

Total	$361,091	$362,710

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

     No securities were deemed by management to have other-than-temporary impairment for the three month periods ended March 31, 2010, besides securities for which impairment was taken in prior periods.
     For the period ended March 31, 2010, the Company had $3.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $3.5 million in unrealized losses are $1.3 million in unrealized losses, which were associated with government-sponsored securities and government-sponsored mortgage-back securities. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 79.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of the periods ended March 31, 2010 and December 31, 2009:

	March 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$45,204	$(260)	$—	$—	$45,204	$(260)
Mortgage-backed securities	1,681	(2)	6,193	(1,268)	7,874	(1,270)
State and political subdivisions	9,903	(90)	17,180	(916)	27,083	(1,006)
Other securities	—	—	1,405	(1,335)	1,405	(1,335)

Total	$56,788	$(352)	$24,778	$(3,519)	$81,566	$(3,871)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. Government-sponsored enterprises	$41,078	$(463)	$—	$—	$41,078	$(463)
Mortgage-backed securities	10,837	(205)	4,411	(1,485)	15,248	(1,690)
State and political subdivisions	10,647	(146)	17,957	(1,229)	28,604	(1,375)
Other securities	—	—	1,562	(1,350)	1,562	(1,350)

Total	$62,562	$(814)	$23,930	$(4,064)	$86,492	$ (4,878)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$822,252	$808,983
Construction/land development	363,738	368,723
Agricultural	30,943	33,699
Residential real estate loans
Residential 1-4 family	381,451	382,504
Multifamily residential	63,602	62,609

Total real estate	1,661,986	1,656,518
Consumer	33,206	39,084
Commercial and industrial	231,867	219,847
Agricultural	12,122	10,280
Other	20,485	24,556

Loans receivable not covered by loss share	1,959,666	1,950,285

     The following is a summary of activity within the allowance for loan losses:

	2010	2009
	(In thousands)
Balance, beginning of year	$42,968	$40,385
Additions
Provision charged to expense	3,100	1,000

Net loans charged off
Losses charged to allowance, net of recoveries of $497 and $452 for the first three months of 2010 and 2009, respectively	3,223	563

Balance, March 31	$42,845	40,822

Additions
Provision charged to expense		10,150

Net loans charged off
Losses charged to allowance, net of recoveries of $1,450 for the last nine months of 2009		8,004

Balance, end of year		$42,968

     At March 31, 2010 and December 31, 2009, accruing loans not covered by loss share delinquent 90 days or more totaled $3.9 million and $2.9 million, respectively. Non-accruing loans not covered by loss share at March 31, 2010 and December 31, 2009 were $33.9 million and $37.1 million, respectively.
     The Company did not sell any of the guaranteed portions of SBA loans during the first quarter of 2010 or 2009.

     Mortgage loans held for sale of approximately $5.4 million and $4.8 million at March 31, 2010 and December 31, 2009, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2010 and December 31, 2009 were not material.
     At March 31, 2010 and December 31, 2009, non-covered impaired loans totaled $51.9 million and $44.4 million, respectively. As of March 31, 2010 and 2009, average non-covered impaired loans were $48.2 million and $36.0 million, respectively. All non-covered impaired loans had designated reserves for possible loan losses. Reserves relative to non-covered impaired loans were $20.7 million and $16.6 million at March 31, 2010 and December 31, 2009, respectively. Interest recognized on non-covered impaired loans during the three months ended March 31, 2010 and 2009 was approximately $573,000 and $663,000, respectively.
5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern and Key West described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of March 31, 2010 for both the Old Southern and Key West FDIC-assisted transactions:

Loans
Receivable
Covered
by FDIC
Loss Share
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$77,787
Construction/land development	72,133
Agricultural	2,895
Residential real estate loans
Residential 1-4 family	43,885
Multifamily residential	8,119

Total real estate	204,819
Consumer	347
Commercial and industrial	20,719
Agricultural	—
Other	—

Total loans receivable covered by FDIC loss share (1)	$225,885

(1)	These loans were not classified as nonperforming assets at March 31, 2010 as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

     The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine the risk of losses that may exceed those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.
     The following is a summary of the covered impaired loans acquired in the acquisitions during 2010 as of the dates of acquisition.

	Old Southern	Key West
	(In thousands)
Contractually required principal and interest at acquisitions	$301,797	$100,146
Non-accretable difference (expected losses and foregone interest)	(93,930)	(32,699)

Cash flows expected to be collected at acquisition	207,867	67,447
Accretable yield	(28,802)	(20,506)

Basis in acquired loans at acquisition	$179,065	$46,941

     As of the respective acquisition dates, the preliminary estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the Old Southern and Key West transactions were $407.9 million. The cash flows expected to be collected as of the acquisition dates for these loans were $275.3 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were not deemed material for the three months ended March 31, 2010 for both Old Southern and Key West.
     There were no allowances for loan losses related to the purchased impaired loans at March 31, 2010.
     Due to the short time period between the execution of the respective purchase and assumption agreements and March 31, 2010, certain amounts related to the purchased impaired loans are preliminary estimates. Additionally, Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. The estimated fair values for the purchased impaired loans were based upon the FDIC’s estimated data for excluded loans. Centennial Bank anticipates the final determination of the excluded loans will be completed in the second quarter of 2010 and expects to finalize its analysis of these loans when this occurs.

6: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the three-month period ended March 31, 2010 and for the year ended December 31, 2009, were as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Goodwill
Balance, beginning of period	$53,039	$50,038
Acquisition of Centennial Bancshares, Inc.	—	3,100
Charter consolidation	—	(99)

Balance, end of period	$53,039	$53,039

	2010	2009
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$4,698	$6,547
FDIC-assisted acquisitions	2,770	—
Amortization expense	(479)	(463)

Balance, March 31	$6,989	6,084

Amortization expense		(1,386)

Balance, end of year		$4,698

     The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2010 and December 31, 2009 were:

	March 31,	December 31,
	2010	2009
	(In thousands)
Gross carrying amount	$16,921	$14,151
Accumulated amortization	9,932	9,453

Net carrying amount	$6,989	$4,698

     Core deposit and other intangible amortization was approximately $479,000 and $463,000 for each of the three-months ended March 31, 2010 and 2009. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2010 through 2014 is: 2010 — $2.2 million; 2011 — $1.5 million; 2012 — $1.1 million; 2013 — $1.1 million; and 2014 — $953,000.
     Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
7: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $336.1 million and $482.6 million at March 31, 2010 and December 31, 2009, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.4 million and $3.6 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and December 31, 2009, brokered deposits were $53.9 million and $71.0 million, respectively.

     Deposits totaling approximately $238.7 million and $206.6 million at March 31, 2010 and December 31, 2009, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8: Securities Sold Under Agreements to Repurchase
     From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Company has entered into repurchase agreements with certain business customers. This involves the “selling” of one or more of the securities in the Company’s investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid by the Company for the subject period of time. At March 31, 2010 and December 31, 2009, securities sold under agreements to repurchase totaled $55.4 million and $62.0 million, respectively.
9: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $254.5 million and $264.4 million at March 31, 2010 and December 31, 2009, respectively. All of the outstanding balance for March 31, 2010 and December 31, 2009 includes long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. As of March 31, 2010, the Company has four short-term rate advances associated with the Key West Acquisition with a rates ranging from 0.46% to 0.90%. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
10: Subordinated Debentures
     Subordinated Debentures at March 31, 2010 and December 31, 2009 consisted of guaranteed payments on trust preferred securities with the following components:

	March 31,	December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,130	3,152
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total subordinated debt	$47,462	$47,484

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
11: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month period ended March 31:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Current:
Federal	$3,142	$3,422
State	645	648

Total current	3,787	4,070

Deferred:
Federal	3,523	(986)
State	661	(195)

Total deferred	4,184	(1,181)

Provision for income taxes	$7,971	$2,889

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2010	2009
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(2.55)	(5.13)
Cash value of life insurance	(0.67)	(1.83)
State income taxes, net of federal benefit	3.80	3.22
Other	0.09	0.37

Effective income tax rate	35.67%	31.63%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$16,567	$16,760
Deferred compensation	882	937
Stock options	405	389
Non-accrual interest income	1,228	1,115
Impairment of investment securities	39	39
Real estate owned	503	504
Unrealized loss on securities	—	—
Net operating loss carryforward	—	—
Other	698	633

Gross deferred tax assets	20,322	20,377

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,325	2,501
Unrealized gain on securities	635	114
Core deposit intangibles	1,621	1,823
Gain on acquisition	4,625	—
FHLB dividends	855	850
Other	189	312

Gross deferred tax liabilities	10,250	5,600

Net deferred tax assets	$10,072	$14,777

12: Common Stock and Stock Compensation Plans
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
     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 144,065 shares of our common stock at an exercise price of $26.03 per share.
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
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $76,000 as of March 31, 2010. The intrinsic value of the stock options outstanding and stock options vested at March 31, 2010 was $11.2 million and $10.9 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2010 was approximately $118,000.
     The table below summarized the transactions under the Company’s stock option plans at March 31, 2010 and December 31, 2009 and changes during the three-month period and year then ended, respectively:

	For the Three Months Ended		For the Year Ended
	March 31, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	759	$11.51	1,069	$11.72
Granted	—	—	—	—
Forfeited/Expired	—	—	183	13.12
Exercised	8	10.92	127	10.95

Outstanding, end of period	751	11.52	759	11.51

Exercisable, end of period	711	$11.05	708	$10.92

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the three-months ended March 31, 2010. There were no options granted during the year-ended December 31, 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended	For the Year Ended
	March 31, 2010	December 31, 2009
Expected dividend yield	Not applicable	Not applicable
Expected stock price volatility	Not applicable	Not applicable
Risk-free interest rate	Not applicable	Not applicable
Expected life of options	Not applicable	Not applicable

     The following is a summary of currently outstanding and exercisable options at March 31, 2010:

Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted-		Weighted-
	Options	Contractual	Average	Options	Average
	Outstanding	Life (in	Exercise	Exercisable	Exercise
Exercise Prices	Shares (000)	years)	Price	Shares (000)	Price
$ 5.69 to $6.19	3	2.22	$5.88	3	$5.88
$ 6.79 to $7.71	166	2.58	6.85	166	6.85
$ 8.64 to $9.55	88	3.43	9.41	88	9.41
$10.50 to $10.81	47	5.31	10.59	47	10.59
$11.73 to $11.73	173	6.80	11.73	173	11.73
$12.20 to $12.20	175	5.96	12.20	175	12.20
$18.32 to $19.60	55	7.44	19.03	27	19.08
$20.35 to $20.48	17	7.10	20.43	9	20.42
$22.36 to $25.01	27	7.14	22.86	23	22.48

	751			711

     During the third quarter of 2009, the Company granted 6,400 shares of restricted common stock to its President and Chief Operating Officer. Due to the death of this officer, these shares of restricted shares became fully vested. The amount of expense during the first quarter of 2010 associated with the vesting of the 6,400 shares was approximately $144,000. These restricted shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company.
     During the fourth quarter of 2009, the Company granted 4,545 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the third anniversary of the grant.
     During the first quarter of 2010, the Company granted 17,100 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the first anniversary of the grant. Of the 17,100 shares of restricted stock granted, 13,600 shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company. Due to the death of the Company’s President, 1,600 of restricted shares became fully vested. The amount of expense during the first quarter of 2010 associated with the vesting of the 1,600 shares was approximately $39,000.

13. Non-Interest Expense
     The table below shows the components of non-interest expense for three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Salaries and employee benefits	$8,534	$8,944
Occupancy and equipment	2,799	2,677
Data processing expense	862	777
Other operating expenses:
Advertising	366	600
Merger expenses	1,059	742
Amortization of intangibles	479	463
Amortization of mortgage servicing rights	218	147
Electronic banking expense	477	863
Directors’ fees	145	284
Due from bank service charges	90	100
FDIC and state assessment	898	965
Insurance	300	297
Legal and accounting	388	435
Mortgage servicing expense	84	72
Other professional fees	313	259
Operating supplies	186	213
Postage	150	176
Telephone	138	178
Other expense	1,069	1,070

Total other operating expenses	6,360	6,864

Total non-interest expense	$18,555	$19,262

14: Concentration of Credit Risks
     The Company’s primary market area is in central Arkansas, north central Arkansas, northwest Arkansas, southern Arkansas, central Florida, southwest Florida and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
     The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.
15: Significant Estimates and Concentrations
     Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 7.

     Although the Company has a diversified loan portfolio, at March 31, 2010 and December 31, 2009, non-covered commercial real estate loans represented 62.1% and 62.1% of gross non-covered loans and 254.4% and 260.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.7% and 22.8% of gross loans and 93.0% and 95.7% of total stockholders’ equity at March 31, 2010 and December 31, 2009, respectively.
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
16: Commitments and Contingencies
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
     At March 31, 2010 and December 31, 2009, commitments to extend credit of $309.1 million and $299.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2010 and December 31, 2009, is $17.4 million and $15.6 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

17: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Bank is also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. In 2009, the Company received a dividend for $2.1 million from its banking subsidiary. During the first three months of 2010, the Company did not request any dividends from its banking subsidiary. As a result of the additional common equity raised through an underwritten public offering during September 2009, the Company does not anticipate requesting dividends from its banking subsidiary during 2010.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2010, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 17.26%, 19.42%, and 20.68%, respectively, as of March 31, 2010.
18: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Interest paid	$8,548	$11,416
Income taxes paid	3,950	—
Assets acquired by foreclosure	3,180	9,424
     In connection with the Old Southern Acquisition and Key West Acquisition, accounted for by using the purchase method, the Company acquired approximately $345.1 million and $89.6 million in assets, assumed $335.4 million and $87.5 million in liabilities, and received net funds of $9.7 million and $2.1 million, respectively during March 2010. The following is a summary of the Company’s additional cash flow information during the three months ended:

Three Months Ended
March 31,
2010
(In thousands)
Acquisitions:
Assets acquired — Old Southern	$345,084
Liabilities assumed — Old Southern	335,367

Bargain purchase gain	$9,717

Assets acquired — Key West	$89,592
Liabilities assumed — Key West	87,519

Bargain purchase gain	$2,073

19: Financial Instruments
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
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of March 31, 2010, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Non-covered impaired loans, net of specific allowance, were $31.2 million and $27.8 million as of March 31, 2010 and December 31, 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of March 31, 2010 and December 31, 2009, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $17.6 million and $16.5 million, respectively.
Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these notes:
     Cash and cash equivalents and federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

     Net loans receivable not covered by loss share, net of non-covered impaired loans — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
     Net loans receivable covered by FDIC loss share — Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.
     FDIC indemnification asset — Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at acquisition date, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.
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

	March 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$193,009	$193,009
Federal funds sold	11,207	11,207
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,885,671	1,882,646
Loans receivable covered by FDIC loss share	225,885	225,885
FDIC indemnification asset	88,274	88,274
Accrued interest receivable	14,854	14,854

Financial liabilities:
Deposits:
Demand and non-interest bearing	$354,663	$354,663
Savings and interest-bearing transaction accounts	863,988	863,988
Time deposits	1,002,437	1,007,422
Federal funds purchased	—	—
Securities sold under agreements to repurchase	55,403	55,403
FHLB and other borrowed funds	254,548	255,503
Accrued interest payable	2,948	2,948
Subordinated debentures	47,462	62,042

	December 31, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,490	$173,490
Federal funds sold	11,760	11,760
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,879,544	1,876,544
Accrued interest receivable	13,137	13,137

Financial liabilities:
Deposits:
Demand and non-interest bearing	$302,228	$302,228
Savings and interest-bearing transaction accounts	714,744	714,744
Time deposits	818,451	823,137
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	62,000
FHLB and other borrowed funds	264,360	265,246
Accrued interest payable	3,245	3,245
Subordinated debentures	47,484	62,466

20: Recent Accounting Pronouncements
     In June 2009, FASB issued FASB ASC 860, Transfers and Servicing. The objective of FASB ASC 860 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. FASB ASC 860 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The adoption of ASC 860 did not have a material effect on the Company’s consolidated financial statements.
     In June 2009, FASB issued FASB ASC 810, Consolidation. The objective of FASB ASC 810 is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. FASB ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
     In January 2010, FASB issued an amendment to FASB ASC 820, Fair Value Measurements and Disclosures. The objective of this amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity should present information separately about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.
21. Subsequent Events
     On April 22, 2010, our Board of Directors declared a 10% stock dividend which will be paid June 4, 2010 to shareholders of record as of May 14, 2010. Except for fractional shares, the holders of our common stock will receive 10% additional common stock on June 4, 2010. The common shareholders will receive cash in lieu of fractional shares.
     Subsequent events have been evaluated through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2010 and the related condensed consolidated statements of income, statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas
May 10, 2010

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 5, 2010, which includes the audited financial statements for the year ended December 31, 2009. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary. As of March 31, 2010, we had, on a consolidated basis, total assets of $3.08 billion, loans receivable not covered by loss share of $1.96 billion, total deposits of $2.22 billion, and stockholders’ equity of $478.3 million.
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
Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Total assets	$3,078,199	$2,586,151
Loans receivable not covered by loss share	1,959,666	1,950,285
Loans receivable covered by FDIC loss share	225,885	—
Total deposits	2,221,088	1,836,447
Net income	14,374	6,245
Net income available to common stockholders	13,704	5,679
Basic earnings per common share	0.53	0.29
Diluted earnings per common share	0.53	0.28
Diluted cash earnings per common share (1)	0.54	0.30
Annualized net interest margin — FTE	4.26%	3.93%
Efficiency ratio	40.12	62.12
Annualized return on average assets	2.12	0.97
Annualized return on average common equity	13.28	8.02

(1)	See Table 18 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
  Results of Operations for Three Months Ended March 31, 2010 and 2009
     Our net income increased 130.2% to $14.4 million for the three-month period ended March 31, 2010, from $6.2 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.53 and $0.28 for the three-month periods ended March 31, 2010 and 2009, respectively. The $8.1 million increase in net income is primarily associated with an $11.8 million pre-tax gain on the recent FDIC-assisted acquisitions, a 33 basis point increase in net interest margin, reduced salaries and employee benefits offset by the higher provision for loan losses and lower mortgage lending income.
     In addition to the $11.8 million pre-tax gain on the acquisitions, the Company incurred $1.1 million of acquisition expenses for the transactions during the first quarter of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $6.5 million or $0.25 diluted earnings per common share. If adjusted for these non core items, the announced profit for the first quarter of 2010 would reflect core net income of $7.9 million or $0.28 diluted earnings per share.
     Our annualized return on average assets was 2.12% for the three months ended March 31, 2010, compared to 0.97% for the same period in 2009. Our annualized return on average common equity was 13.28% for the three months ended March 31, 2010, compared to 8.02% for the same period in 2009, respectively. The improvements in annualized return on average assets and annualized return on average common equity were primarily due to the previously discussed changes in earnings for the three months ended March 31, 2010, compared to the same period in 2009.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.26% for the three months ended March 31, 2010, compared to 3.93% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on earning assets allowed the Company to expand net interest margin by 33 basis points.
     Our efficiency ratio was 40.12% for the three months ended March 31, 2010, compared to 62.12% for the same period in 2009. This positive progress was primarily due to the gains earned on acquisitions, our ability to raise net interest margin and the continued improvement of our overall operations. Excluding the $6.5 million after-tax combined profit on the first quarter 2010 acquisitions, our core efficiency ratio would have been 51.16%.
  Financial Condition as of and for the Period Ended March 31, 2010 and December 31, 2009
     Our total assets as of March 31, 2010 increased $393.3 million, an annualized growth of 59.4%, to $3.08 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $9.4 million, an annualized growth of 2.0%, to $1.96 billion as of March 31, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $13.4 million to $478.3 million as of March 31, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with asset acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the gains on our FDIC-assisted acquisitions plus normal increases in retained earnings. The annualized growth in stockholders’ equity for the first three months of 2010 was 11.7%.
     As of March 31, 2010, our non-performing non-covered loans slightly improved to $37.8 million, or 1.93%, of total non-covered loans from $39.9 million, or 2.05%, of total non-covered loans as of December 31, 2009. The allowance for loan losses as a percent of non-performing loans increased to 113.28% as of March 31, 2010, compared to 107.57% as of December 31, 2009. Non-performing non-covered loans in Florida were $28.1 million at March 31, 2010 compared to $30.2 million as of December 31, 2009.
     As of March 31, 2010, our non-performing non-covered assets slightly improved to $55.8 million, or 2.03%, of total non-covered assets from $56.8 million, or 2.12%, of total non-covered assets as of December 31, 2009. Non-performing non-covered assets in Florida were $40.3 million at March 31, 2010 compared to $40.8 million as of December 31, 2009.

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
     Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses. Substantially all of our loans receivable not covered by loss share are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for sale. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.
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
     Acquisition Accounting, Covered Loans and Related Indemnification Asset. Beginning in 2009, the Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.
     Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.
     Because the FDIC will reimburse the Company for certain acquired loans should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
     The shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.
     Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding, claim receivable is recorded until cash is received from the FDIC.

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
     The Company and its subsidiary file consolidated tax returns. Its subsidiary provides for income taxes on a separate return basis, and remits to the Company amounts determined to be currently payable.
     Stock Options. In accordance with FASB ASC 718, Compensation — Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions
     Acquisition Old Southern Bank
     On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $335.4 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.1 million of foreclosed assets and $30.4 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Old Southern.

     Acquisition Key West Bank
     On March 26, 2010, Centennial Bank, entered into separate purchase and assumption agreements (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).
     Prior to the acquisition, Key West operated one banking center located in Key West, Florida. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $96.8 million in assets and assumed approximately $66.7 million of the deposits of Key West. Additionally, Centennial Bank purchased loans with an estimated fair value of $46.9 million, $5.7 million of foreclosed assets and assumed $20.0 million of FHLB advances.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Key West.
     Future Acquisitions
     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Florida, Arkansas and other nearby markets through pursuing FDIC-assisted acquisition opportunities. We are continually evaluating potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
Branches
     We intend to continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.
     During 2010, Centennial Bank entered into two loss sharing agreements with the FDIC. Through these two transactions, we added a total of eight branch locations in Florida. These branch locations include three in Orlando, one in Winter Park, two in Longwood, one in Clermont and one in Key West.
Charter Consolidation
     During 2009, we combined the charters of our subsidiary banks into a single charter and adopted Centennial Bank as the common name. In the fourth quarter of 2008, First State Bank and Marine Bank consolidated and adopted Centennial Bank as its new name. Community Bank and Bank of Mountain View were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009.
     All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.
Results of Operations
     For Three Months Ended March 31, 2010 and 2009
     Our net income increased 130.2% to $14.4 million for the three-month period ended March 31, 2010, from $6.2 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.53 and $0.28 for the three-month periods ended March 31, 2010 and 2009, respectively. The $8.1 million increase in net income is primarily associated with an $11.8 million pre-tax gain on the recent FDIC-assisted acquisitions, a 33 basis point increase in net interest margin, reduced salaries and employee benefits offset by the higher provision for loan losses and lower mortgage lending income.
     In addition to the $11.8 million pre-tax gain on the acquisitions, the Company incurred $1.1 million of acquisition expenses for the transactions during the first quarter of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $6.5 million or $0.25 diluted earnings per common share. If adjusted for these non core items, the announced profit for the first quarter of 2010 would reflect core net income of $7.9 million or $0.28 diluted earnings per share.

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
     Net interest income on a fully taxable equivalent basis increased $3.3 million, or 14.4%, to $25.9 million for the three-month period ended March 31, 2010, from $22.7 million for the same period in 2009. This increase in net interest income was the result of a $139,000 increase in interest income combined with a $3.1 million decrease in interest expense. The $139,000 increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets in the lower interest rate environment. The higher level of earning assets resulted in an increase in interest income of $468,000, while the repricing of our earning assets in the lower interest rate environment resulted in a $329,000 decrease in interest income for the three-month period ended March 31, 2010. The $3.1 million decrease in interest expense for the three-month period ended March 31, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a reduction in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.6 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $548,000.
     Net interest margin, on a fully taxable equivalent basis, was 4.26% for the three months ended March 31, 2010 compared to 3.93% for the same period in 2009. Our ability to improve pricing on our deposits and hold the decline of interest rates on earning assets to a minimum allowed the Company to expand net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2010 and 2009, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2010, compared to the same period in 2009.
Table 1: Analysis of Net Interest Income

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)
Interest income	$33,062	$33,108
Fully taxable equivalent adjustment	1,050	865

Interest income — fully taxable equivalent	34,112	33,973
Interest expense	8,163	11,297

Net interest income — fully taxable equivalent	$25,949	$22,676

Yield on earning assets — fully taxable equivalent	5.60%	5.89%
Cost of interest-bearing liabilities	1.68	2.29
Net interest spread — fully taxable equivalent	3.92	3.60
Net interest margin — fully taxable equivalent	4.26	3.93
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended
March 31,
2010 vs. 2009
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$468
Increase (decrease) in interest income due to change in earning asset yields	(329)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	548
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	2,586

Increase (decrease) in net interest income	$3,273

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month period ended March 31, 2010 and 2009. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$137,747	$85	0.25%	$8,604	$12	0.57%
Federal funds sold	7,361	5	0.28	13,846	7	0.21
Investment securities — taxable	194,329	1,627	3.40	230,762	2,653	4.66
Investment securities — non-taxable	138,128	2,387	7.01	117,082	2,064	7.15
Gross loans including covered loans and indemnification asset	1,993,626	30,008	6.10	1,966,934	29,237	6.03

Total interest-earning assets	2,471,191	34,112	5.60	2,337,228	33,973	5.89

Non-earning assets	282,956			261,009

Total assets	$2,754,147			$2,598,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$756,412	$1,084	0.58%	$667,281	$1,285	0.78%
Time deposits	862,437	4,211	1.98	913,504	6,833	3.03

Total interest-bearing deposits	1,618,849	5,295	1.33	1,580,785	8,118	2.08
Federal funds purchased	44	—	0.00	3,790	2	0.21
Securities sold under agreement to repurchase	53,795	94	0.71	84,730	111	0.53
FHLB borrowed funds	247,514	2,177	3.57	280,876	2,390	3.45
Subordinated debentures	47,476	597	5.10	47,566	676	5.76

Total interest-bearing liabilities	1,967,678	8,163	1.68		11,297	2.29

Non-interest bearing liabilities				1,997,747
Non-interest bearing deposits	306,512			264,595
Other liabilities	12,300			7,786

Total liabilities	2,286,490			2,270,128
Stockholders’ equity	467,657			328,109

Total liabilities and stockholders’ equity	$2,754,147			$2,598,237

Net interest spread			3.92%			3.60%
Net interest income and margin		$25,949	4.26%		$22,676	3.93%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2010 compared to the same periods in 2009, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2010 over 2009
	Volume	Yield/Rate	Total
		(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$84	$(11)	$73
Federal funds sold	(4)	2	(2)
Investment securities — taxable	(377)	(649)	(1,026)
Investment securities — non-taxable	365	(42)	323
Loans receivable	400	371	771

Total interest income	468	(329)	139

Interest expense:
Interest-bearing transaction and savings deposits	157	(358)	(201)
Time deposits	(364)	(2,258)	(2,622)
Federal funds purchased	(1)	(1)	(2)
Securities sold under agreement to repurchase	(48)	31	(17)
FHLB borrowed funds	(291)	78	(213)
Subordinated debentures	(1)	(78)	(79)

Total interest expense	(548)	(2,586)	(3,134)

Increase in net interest income	$1,016	$2,257	$3,273

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

     Generally, commercial, commercial real estate, and residential real estate loans are assigned a level of risk at origination. Thereafter, these loans are reviewed on a regular basis. The periodic reviews generally include loan payment and collateral status, the borrowers’ financial data, and key ratios such as cash flows, operating income, liquidity, and leverage. A material change in the borrower’s credit analysis can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an on-going basis.
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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2009, non-performing non-covered loans were $39.9 million. As of March 31, 2010, non-performing non-covered loans are $37.8 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $2.1 million, or 210.0%, to $3.1 million for the three-month period ended March 31, 2010, from $1.0 million for the same period in 2009. The net loans charged off for the three-month period ended March 31, 2010 were $3.2 million compared to $563,000 for the same period in 2009. The increased provision for loan loss is a result of the higher charge-offs for 2010. The net charge-offs were $2.5 million and $743,000 for Arkansas and Florida, respectively.
  Non-Interest Income
     Total non-interest income was $19.1 million for the three-month period ended March 31, 2010 compared to $7.6 million for the same period in 2009. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, mortgage servicing, insurance, title fees, increase in cash value of life insurance and dividends.
     Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2010 and 2009, respectively, as well as changes for the three-month period ended March 31, 2010 compared to the same period in 2009.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2010 Change
	2010	2009	from 2009
		(Dollars in thousands)
Service charges on deposit accounts	$3,141	$3,374	$(233)	(6.9)%
Other service charges and fees	1,638	1,784	(146)	(8.2)
Mortgage lending income	412	880	(468)	(53.2)
Mortgage servicing income	160	200	(40)	(20.0)
Insurance commissions	347	257	90	35.0
Income from title services	107	140	(33)	(23.6)
Increase in cash value of life insurance	428	477	(49)	(10.3)
Dividends from FHLB, FRB & bankers’ bank	126	107	19	17.8
Gain on acquisitions	11,790	—	11,790	100.0
Gain (loss) on sale of premises and equipment, net	207	7	200	2,857.1
Gain (loss) on OREO, net	159	(117)	276	(235.9)
Gain (loss) on securities, net	—	—	—	0.0
Other income	586	476	110	23.1

Total non-interest income	$19,101	$7,585	$11,516	151.8%

     Non-interest income increased $11.5 million, or 151.8%, to $19.1 million for the three-month period ended March 31, 2010 from $7.6 million for the same period in 2009. Excluding the gain on acquisitions, non-interest income for the three-month period ended March 31, 2010 decreased $274,000 or 3.6% for the same period in 2009. The primary factors that resulted in this decrease are the declines in mortgage lending income and lower service charges on deposit accounts.
  Non-Interest Expense
     Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

     Table 6 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2010 and 2009, as well as changes for the three-month period ended March 31, 2010 compared to the same period in 2009.
Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2010 Change
	2010	2009	from 2009
		(Dollars in thousands)
Salaries and employee benefits	$8,534	$8,944	$(410)	(4.6)%
Occupancy and equipment	2,799	2,677	122	4.6
Data processing expense	862	777	85	10.9
Other operating expenses:
Advertising	366	600	(234)	(39.0)
Merger and acquisition expenses	1,059	742	317	42.7
Amortization of intangibles	479	463	16	3.5
Amortization of mortgage servicing rights	218	147	71	48.3
Electronic banking expense	477	863	(386)	(44.7)
Directors’ fees	145	284	(139)	(48.9)
Due from bank service charges	90	100	(10)	(10.0)
FDIC and state assessment	898	965	(67)	(6.9)
Insurance	300	297	3	1.0
Legal and accounting	388	435	(47)	(10.8)
Mortgage servicing expense	84	72	12	16.7
Other professional fees	313	259	54	20.8
Operating supplies	186	213	(27)	(12.7)
Postage	150	176	(26)	(14.8)
Telephone	138	178	(40)	(22.5)
Other expense	1,069	1,070	(1)	(0.1)

Total non-interest expense	$18,555	$19,262	$(707)	(3.7)%

     Non-interest expense decreased $707,000, or 3.7%, to $18.6 million for the three-month period ended March 31, 2010, from $19.3 million for the same period in 2009. This decrease is the result of our on-going implementation of the efficiency study and recently completed charter consolidation, particularly in the reduced personnel costs offset by the addition expenses of our first quarter acquisitions and the normal increase in cost of doing business.
     The Board of Directors of the FDIC have increased insured institutions’ normal recurring assessment and imposed a special assessment. We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. These increased assessment fees are in response to the current banking crisis in the United States.
  Income Taxes
     The provision for income taxes increased $5.1 million, or 175.9%, to $8.0 million for the three-month period ended March 31, 2010, from $2.9 million as of March 31, 2009. The effective income tax rate was 35.7% for the three-months ended March 31, 2010, compared to 31.6% for the same period in 2009, respectively. The primary cause of this increase is the result of our increase is the $11.8 million gain on acquisitions plus improved earnings of the Company. The Company’s marginal tax rate is 39.225%

Financial Condition as of and for the Period Ended March 31, 2010 and December 31, 2009
     Our total assets as of March 31, 2010 increased $393.3 million, an annualized growth of 59.4%, to $3.08 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $9.4 million, an annualized growth of 2.0%, to $1.96 billion as of March 31, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $13.4 million to $478.3 million as of March 31, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with asset acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the gains on our FDIC-assisted acquisitions plus normal increases in retained earnings. The annualized growth in stockholders’ equity for the first three months of 2010 was 11.7%.
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.95 billion during the three-month period ended March 31, 2010. Non-covered loans were $1.96 billion as of March 31, 2010, compared to $1.95 billion as of December 31, 2009, a modest annualized increase of 2.0%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
     The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of central Arkansas, north central Arkansas, northwest Arkansas, southern Arkansas, the Florida Keys, and southwest Florida and are generally secured by residential or commercial real estate or business or personal property within our market areas.
     Certain credit markets have experienced difficult conditions and volatility during 2009 and 2010, particularly Florida. The Florida market currently is approximately 92.9% secured by real estate and 16.2% of our loan portfolio not covered by loss share.
     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$822,252	$808,983
Construction/land development	363,738	368,723
Agricultural	30,943	33,699
Residential real estate loans:
Residential 1-4 family	381,451	382,504
Multifamily residential	63,602	62,609

Total real estate	1,661,986	1,656,518
Consumer	33,206	39,084
Commercial and industrial	231,867	219,847
Agricultural	12,122	10,280
Other	20,485	24,556

Loans receivable not covered by loss share	1,959,666	1,950,285

     Non-Covered Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 10 to 20 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
     As of March 31, 2010, non-covered commercial real estate loans totaled $1.22 billion, or 62.1% of our non-covered loan portfolio, which is comparable to $1.21 billion, or 62.1% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered commercial real estate loans are approximately 10.1% of our non-covered loan portfolio.
     Non-Covered Residential Real Estate Loans. We originate one to four family, owner occupied residential mortgage loans generally secured by property located in our primary market area. The majority of our non-covered residential mortgage loans consist of loans secured by owner occupied, single family residences. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.
     As of March 31, 2010, non-covered residential real estate loans totaled $445.1 million, or 22.7% of our non-covered loan portfolio, which is comparable to $445.1 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered residential real estate loans are approximately 4.9% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of March 31, 2010, our non-covered installment consumer loan portfolio totaled $33.2 million, or 1.7% of our total non-covered loan portfolio, compared to the $39.1 million, or 2.0% of our non-covered loan portfolio as of December 31, 2009. This decrease is associated with normal payoffs and pay downs.
     Non-Covered Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. The loan to value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 60% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.
     As of March 31, 2010, non-covered commercial and industrial loans outstanding totaled $231.9 million, or 11.8% of our non-covered loan portfolio, compared to $219.8 million, or 11.3% of our non-covered loan portfolio, as of December 31, 2009. This increase is with an improving loan demand for this product type.

Total Loans Receivable
Table 8: Total Loans Receivable
As of March 31, 2010

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$822,252	$77,787	$900,039
Construction/land development	363,738	72,133	435,871
Agricultural	30,943	2,895	33,838
Residential real estate loans
Residential 1-4 family	381,451	43,885	425,336
Multifamily residential	63,602	8,119	71,721

Total real estate	1,661,986	204,819	1,866,805
Consumer	33,206	347	33,553
Commercial and industrial	231,867	20,719	252,586
Agricultural	12,122	—	12,122
Other	20,485	—	20,485

Total	$1,959,666	$225,885	$2,185,551

Non-Performing Assets Not Covered by Loss Share
     We classify our non-covered problem loans into three categories: past due loans, special mention loans and classified loans (accruing and non-accruing).
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

     Table 9 sets forth information with respect to our non-performing non-covered assets as of March 31, 2010 and December 31, 2009. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual non-covered loans	$33,907	$37,056
Non-covered loans past due 90 days or more (principal or interest payments)	3,915	2,889

Total non-performing non-covered loans	37,822	39,945

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	17,610	16,484
Other non-performing non-covered assets	394	371

Total other non-performing non-covered assets	18,004	16,855

Total non-performing non-covered assets	$55,826	$56,800

Allowance for loan losses to non-performing non-covered loans	113.28%	107.57%
Non-performing non-covered loans to total non-covered loans	1.93	2.05
Non-performing non-covered assets to total non-covered assets	2.03	2.12
     Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improves. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.
     Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at March 31, 2010, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2010.
     As of March 31, 2010, we had $41.5 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $41.5 million in non-covered restructured loans, $12.5 million are also reported as non-covered impaired loans. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure. Our Florida market contains $35.3 million of these non-covered restructured loans.
     Total foreclosed assets held for sale not covered by loss share were $17.6 million as of March 31, 2010, compared to $16.5 million as of December 31, 2009 for an increase of $1.1 million. The foreclosed assets held for sale not covered by loss share are comprised of $12.2 million of assets located in Florida with the remaining $5.4 million of assets located in Arkansas. The Florida foreclosed assets include two Florida housing developments in the Keys. Each of the two housing developments has vacant lots and one completed model home. The properties are currently listed for sale with a broker.
     Total non-performing non-covered loans were $37.8 million as of March 31, 2010, compared to $39.9 million as of December 31, 2009 for a decrease of $2.1 million. The decrease in non-performing loans is primarily from our Florida market. Non-performing non-covered loans are $28.1 million in the Florida market.
     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $534,000 and $391,000 for the three-month periods ended March 31, 2010 and 2009, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month period ended March 31, 2010 and 2009 was considered immaterial.

     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of March 31, 2010, average non-covered impaired loans were $48.2 million compared to $36.0 million as of March 31, 2009. As of March 31, 2010, non-covered impaired loans were $51.9 million compared to $44.4 million as of December 31, 2009 for an increase of $7.5 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions. As of March 31, 2010, our Florida market accounted for $23.1 million of the non-covered impaired loans.
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern and Key West for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these two transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at March 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.
Past Due and Non-Accrual Loans
Table 10 shows the summary of past due and non-accrual loans as of March 31, 2010:
Table 10: Past Due and Non-Accrual Loans

	March 31, 2010
	Assets Not	Assets Covered
	Covered by	by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans	$33,907	$—	$33,907
Loans past due 90 days or more (principal or interest payments)	3,915	19,317	23,232

Total	$37,822	$19,317	$57,139

     The Company’s total past due and non-accrual covered loans to total covered loans was 8.6% as of March 31, 2010.
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
     Charge-offs and Recoveries. Total charge-offs increased to $3.7 million for the three months ended March 31, 2010, compared to $1.0 million for the same period in 2009. Total recoveries increased to $497,000 for the three months ended March 31, 2010, compared to $452,000 for the same period in 2009. The net charge-offs were $2.5 million and $743,000 for Arkansas and Florida, respectively. We continue to take a proactive stance on asset quality issues.

     Table 11 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month period ended March 31, 2010 and 2009.
Table 11: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$42,968	$40,385
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	251	156
Construction/land development	795	35
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	778	344
Multifamily residential	—	—

Total real estate	1,824	535
Consumer	289	402
Commercial and industrial	1,607	71
Agricultural	—	—
Other	—	7

Total loans charged off	3,720	1,015

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	33	3
Construction/land development	—	—
Agricultural	15	—
Residential real estate loans:
Residential 1-4 family	239	293
Multifamily residential	—	—

Total real estate	287	296
Consumer	176	147
Commercial and industrial	19	8
Agricultural	—	—
Other	15	1

Total recoveries	497	452

Net loans charged off	3,223	563
Provision for loan losses	3,100	1,000

Balance, March 31	$42,845	$40,822

Net charge-offs to average non-covered loans	0.67%	0.12%
Allowance for loan losses to period end non-covered loans	2.19	2.08
Allowance for loan losses to net charge-offs	328	1,788

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
     The changes for the period ended March 31, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with ordinary changes in asset quality, net charge-offs during 2010 and normal changes in the outstanding loan portfolio for those products from December 31, 2009.
     Table 12 presents the allocation of allowance for loan losses as of March 31, 2010 and December 31, 2009.
Table 12: Allocation of Allowance for Loan Losses

	As of March 31, 2010		As of December 31, 2009
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
		(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$11,967	42.0%	$13,284	41.5%
Construction/land development	9,961	18.6	9,624	18.9
Agricultural	194	1.6	284	1.7
Residential real estate loans:
Residential 1-4 family	11,973	19.5	10,654	19.6
Multifamily residential	1,680	3.2	694	3.2

Total real estate	35,775	84.9	34,540	84.9
Consumer	1,500	1.7	1,705	2.0
Commercial and industrial	5,145	11.8	6,067	11.3
Agricultural	190	0.6	279	0.5
Other	—	1.0	—	1.3
Unallocated	235	—	377	—

Total	$42,845	100.0%	$42,968	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.
   Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2010, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $362.7 million as of March 31, 2010, compared to $322.1 million as of December 31, 2009. The estimated effective duration of our securities portfolio was 3.0 years as of March 31, 2010.

     As of March 31, 2010, $107.5 million, or 29.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $115.6 million, or 35.9%, of our available-for-sale securities as of December 31, 2009. To reduce our income tax burden, $149.1 million, or 41.1%, of our available-for-sale securities portfolio as of March 31, 2010, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $145.9 million, or 45.3%, of our available-for-sale securities as of December 31, 2009. Also, we had approximately $101.7 million, or 28.0%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2010, compared to $56.1 million, or 17.4%, of our available-for-sale securities as of December 31, 2009. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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
     Table 13 presents the carrying value and fair value of investment securities as of March 31, 2010 and December 31, 2009.
Table 13: Investment Securities

	As of March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$101,825	$131	$(260)	$101,696
Mortgage-backed securities	105,837	2,920	(1,270)	107,487
State and political subdivisions	147,651	2,439	(1,006)	149,084
Other securities	5,778	—	(1,335)	4,443

Total	$361,091	$5,490	$(3,871)	$362,710

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

   Deposits
     Our deposits averaged $1.93 billion for the three-month period ended March 31, 2010. Total deposits increased $385.7 million, or an increase of 21.0%, to $2.22 billion as of March 31, 2010, from $1.84 billion as of December 31, 2009. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of March 31, 2010 and December 31, 2009, brokered deposits were $53.9 million and $71.0 million, respectively. Included in these brokered deposits are $31.0 million and $36.8 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2010 and December 31, 2009, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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
     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month period ended March 31, 2010 and 2009.
Table 14: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2010		2009
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$306,512	—%	$264,595	—%
Interest-bearing transaction accounts	686,490	0.60	607,731	0.79
Savings deposits	69,922	0.42	59,550	0.64
Time deposits:
$100,000 or more	528,190	1.96	496,037	2.97
Other time deposits	334,247	2.01	417,467	3.10

Total	$1,925,361	1.12%	$1,845,380	1.78%

   Securities Sold Under Agreements to Repurchase
     During 2008, the U.S. regulatory agencies implemented the Transaction Account Guarantee Program. Under the Transaction Account Guarantee Program through December 31, 2010, all non-interest bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules. Since business non-interest bearing accounts currently have unlimited deposit insurance coverage, many of our business customers have chosen to move their money from repurchase agreements to non-interest bearing demand accounts to take advantage of this unlimited coverage. As a result, securities sold under agreements to repurchase decreased $6.6 million, or 10.6%, from $62.0 million as of December 31, 2009 to $55.4 million as of March 31, 2010.
   FHLB Borrowed Funds
     Our FHLB borrowed funds were $254.5 million and $264.4 million at March 31, 2010 and December 31, 2009, respectively. The outstanding balance for March 31, 2010 includes $20.0 million of short-term advances and $234.5 million of long-term advances. All of the outstanding balance for December 31, 2009 was long-term advances. Our remaining FHLB borrowing capacity was $410.9 million and $418.3 million as of March 31, 2010 and December 31, 2009, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations. The March 31, 2010 and December 31, 2009 remaining FHLB borrowing capacity is elevated as a result of higher eligibility rates from Centennial Bank (formerly First State Bank) being applied to the loans of the former charters which collapsed into Centennial Bank (formerly First State Bank) during 2009. Centennial Bank (formerly First State Bank) will move to FHLB’s Large Financial Institution category in future quarters which will result in the borrowing capacity being reevaluated and it is projected that the FHLB borrowing capacity will be approximately 50% lower in the second quarter.
   Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.5 million as of March 31, 2010 and December 31, 2009.
     Table 15 reflects subordinated debentures as of March 31, 2010 and December 31, 2009, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 15: Subordinated Debentures

	As of	As of
	March 31,	December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,130	3,152
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$47,462	$47,484

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
   Stockholders’ Equity
     Stockholders’ equity was $478.3 million at March 31, 2010 compared to $465.0 million at December 31, 2009, an increase of 2.9%. As of March 31, 2010 and December 31, 2009 our common equity to asset ratio was 13.9% and 15.5%, respectively. Book value per common share was $16.68 at March 31, 2010 compared to $16.18 at December 31, 2009.
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
     Troubled Asset Relief Program. On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 288,129 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $26.03 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 144,065 shares of our common stock at an exercise price of $26.03 per share.
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
     Cash Dividends. We declared cash dividends on our common stock of $0.06 per share for the three-month periods ended March 31, 2010 and 2009, respectively. The common stock dividend payout ratio for the three months ended March 31, 2010 and 2009 was 10.7% and 19.1%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.06 per share.

     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,080,000 shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of March 31, 2010, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2010 and December 31, 2009, we met all regulatory capital adequacy requirements to which we were subject.

     Table 16 presents our risk-based capital ratios as of March 31, 2010 and December 31, 2009.
Table 16: Risk-Based Capital

	As of	As of
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$478,338	$464,973
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(58,072)	(55,590)
Unrealized (gain) loss on available-for-sale securities	(984)	(176)
Servicing assets	(87)	(109)

Total Tier 1 capital	465,195	455,098

Tier 2 capital
Qualifying allowance for loan losses	30,099	27,592

Total Tier 2 capital	30,099	27,592

Total risk-based capital	$495,294	$482,690

Average total assets for leverage ratio	$2,695,960	$2,611,964

Risk weighted assets	$2,395,194	$2,192,000

Ratios at end of period
Leverage ratio	17.26%	17.42%
Tier 1 risk-based capital	19.42	20.76
Total risk-based capital	20.68	22.02
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 17 presents actual capital amounts and ratios as of March 31, 2010 and December 31, 2009, for our bank subsidiary and us.
Table 17: Capital and Ratios

					Minimum To Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of March 31, 2010
Leverage ratios:
Home BancShares	$465,195	17.26%	$107,809	4.00%	$	N/A	N/A	%
Centennial Bank	315,550	11.79	107,057	4.00		133,821	5.00
Tier 1 capital ratios:
Home BancShares	$465,195	19.42%	$95,818	4.00%	$	N/A	N/A	%
Centennial Bank	315,550	13.26	95,189	4.00		142,783	6.00
Total risk-based capital ratios:
Home BancShares	$495,294	20.68%	$191,603	8.00%	$	N/A	N/A	%
Centennial Bank	345,450	14.52	190,331	8.00		237,913	10.00

As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	293,665	13.47	174,411	8.00		218,014	10.00
   Non-GAAP Financial Measurements
     We had $60.0 million, $57.7 million, and $59.2 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2010, December 31, 2009 and March 31, 2009, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 18 through 22, respectively.
Table 18: Diluted Cash Earnings Per Share

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
GAAP net income available to common stockholders	$13,704	$5,679
Intangible amortization after-tax	291	281

Cash earnings available to common stockholders	$13,995	$5,960

GAAP diluted earnings per common share	$0.53	$0.28
Intangible amortization after-tax	0.01	0.02

Diluted cash earnings per common share	$0.54	$0.30

Table 19: Tangible Book Value Per Share

	As of	As of
	March 31,	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$16.68	$16.18
Tangible book value per common share: (A-C-D)/B	14.35	13.93

(A) Total common equity	$429,018	$415,698
(B) Common shares outstanding	25,716	25,690
(C) Goodwill	53,039	53,039
(D) Core deposit and other intangibles	6,989	4,698
Table 20: Cash Return on Average Assets

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Return on average assets: A/C	2.12%	0.97%
Cash return on average assets: B/(C-D)	2.21	1.04

(A) Net income available to all stockholders	$14,374	$6,245
Intangible amortization after-tax	291	281

(B) Cash earnings	$14,665	$6,526

(C) Average assets	$2,754,147	$2,598,237
(D) Average goodwill, core deposits and other intangible assets	58,078	57,032
Table 21: Cash Return on Average Tangible Common Equity

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Return on average common equity: A/C	13.28%	8.02%
Return on average tangible common equity: B/(C-D)	15.75	10.50

(A) Net income available to common stockholders	$13,704	$5,679
(B) Cash earnings available to common stockholders	13,995	5,960
(C) Average common equity	418,375	287,193
(D) Average goodwill, core deposits and other intangible assets	58,078	57,032

Table 22: Tangible Common Equity to Tangible Assets

	As of	As of
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Equity to assets: B/A	15.54%	17.32%
Common equity to assets: C/A	13.94	15.48
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	12.23	13.63

(A) Total assets	$3,078,199	$2,684,865
(B) Total equity	478,338	464,973
(C) Total common equity	429,018	415,698
(D) Goodwill	53,039	53,039
(E) Core deposit and other intangibles	6,989	4,698
Recently Issued Accounting Pronouncements
     See Note 20 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2010, our cash and cash equivalents were $193.0 million, or 6.3% of total assets, compared to $173.5 million, or 6.5% of total assets, as of December 31, 2009. Our investment securities and federal funds sold were $373.9 million as of March 31, 2010 and $333.9 million as of December 31, 2009.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $17.5 million on an unsecured basis as of March 31, 2010 and December 31, 2009. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $254.5 million and $264.4 million at March 31, 2010 and December 31, 2009, respectively. These outstanding balances include $20.0 million in short-term advances and $234.5 million in long-term advances. Our FHLB borrowing capacity was $410.9 million and $418.3 million as of March 31, 2010 and December 31, 2009.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2010 our one-year cumulative repricing gap was 11.6%. Part of the funds from our 2009 stock offering proceeds and the excess cash from our two acquisitions during the first quarter of 2010 have yet to be deployed and increased our one-year cumulative repricing gap by 5.0%. Excluding these non-deployed funds our gap position as of March 31, 2010 was asset sensitive with a one-year cumulative repricing gap of 6.6%, compared to 8.1% as of December 31, 2009. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 23 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2010.
Table 23: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90			1-2	2-5
	Days	Days	91-180 Days	181-365 Days	Years	Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$156,772	$—	$—	$—	$—	$—	$—	$156,772
Federal funds sold	11,207	—	—	—	—	—	—	11,207
Investment securities	26,886	23,066	21,059	27,081	39,490	63,513	161,615	362,710
Loans receivable	614,677	147,963	231,930	388,050	399,788	388,411	14,732	2,185,551

Total earning assets	809,542	171,029	252,989	415,131	439,278	451,924	176,347	2,716,240

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	28,098	56,196	84,293	168,587	153,534	142,523	230,757	863,988
Time deposits	105,090	168,988	281,703	262,539	99,963	84,151	3	1,002,437
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	47,093	—	—	—	1,108	3,324	3,878	55,403
FHLB borrowed funds	7,111	15,024	45,036	37,163	7,535	86,851	55,828	254,548
Subordinated debentures	25,782	15	15	—	—	—	21,650	47,462

Total interest- bearing liabilities	213,174	240,223	411,047	468,289	262,140	316,849	312,116	2,223,838

Interest rate sensitivity gap	$596,368	$(69,194)	$(158,058)	$(53,158)	$177,138	$135,075	$(135,769)	$492,402

Cumulative interest rate sensitivity gap	$596,368	$527,174	$369,116	$315,958	$493,096	$628,171	$492,402
Cumulative rate sensitive assets to rate sensitive liabilities	379.8%	216.3%	142.7%	123.7%	130.9%	132.9%	122.1%
Cumulative gap as a % of total earning assets	22.0%	19.4%	13.6%	11.6%	18.2%	23.1%	18.1%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.
Item 1A. Risk Factors
     Other than the risk factor described below resulting from our recent FDIC-assisted acquisitions, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2009. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our loss sharing agreements with the FDIC limit our ability to enter into certain change of control transactions, including the sale of significant amounts of our common stock by us or our shareholders, without the consent of the FDIC.
     The loss sharing agreements we entered into with the FDIC in connection with our acquisitions of Old Southern Bank and Key West Bank require the consent of the FDIC in connection with certain change of control transactions, including the sale by the Company or by any individual shareholder, or group of shareholders acting in concert, of shares of our common stock totaling more than 9% of our outstanding common stock. This requirement could restrict or delay our ability to raise additional capital to fund acquisition or growth opportunities or for other purposes, or to pursue a merger or consolidation transaction that management may believe is in the best interest of our shareholders. This could also restrict or delay the ability of our shareholders to sell a substantial amount of our shares. In addition, if such a transaction were to occur without the FDIC’s consent, we could lose the benefit of the loss-share coverage provided by these agreements for certain covered assets.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: (Reserved)

Item 5: Other Information
     Not applicable.
Item 6: Exhibits
12.1	Computation of Ratios of Earnings to Fixed Charges

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)
Date: May 10, 2010	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 10, 2010	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer