Form 10-Q
period 2010-06-30
HOME BANCSHARES INC
filed 2010-08-09
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010
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
Common Stock Issued and Outstanding: 28,429,291 shares as of August 4, 2010.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation, deflation or a continued decrease in residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the failure of assumptions underlying the establishment of our allowance for loan losses; and

•	the failure of assumptions underlying the estimates of the fair values for our covered assets and FDIC indemnification receivable.
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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$34,912	$39,970
Interest-bearing deposits with other banks	153,302	133,520

Cash and cash equivalents	188,214	173,490
Federal funds sold	8,665	11,760
Investment securities — available for sale	346,621	322,115
Loans receivable not covered by loss share	1,965,489	1,950,285
Loans receivable covered by FDIC loss share	218,283	—
Allowance for loan losses	(43,614)	(42,968)

Loans receivable, net	2,140,158	1,907,317
Bank premises and equipment, net	75,314	70,810
Foreclosed assets held for sale not covered by loss share	11,638	16,484
Foreclosed assets held for sale covered by FDIC loss share	7,420	—
FDIC indemnification asset	83,262	—
Cash value of life insurance	51,366	52,176
Accrued interest receivable	13,071	13,137
Deferred tax asset, net	9,652	14,777
Goodwill	53,039	53,039
Core deposit and other intangibles	6,406	4,698
Mortgage servicing rights	—	1,090
Other assets	44,063	43,972

Total assets	$3,038,889	$2,684,865

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$337,073	$302,228
Savings and interest-bearing transaction accounts	833,912	714,744
Time deposits	1,015,507	818,451

Total deposits	2,186,492	1,835,423
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,869	62,000
FHLB borrowed funds	232,416	264,360
Accrued interest payable and other liabilities	22,558	10,625
Subordinated debentures	47,439	47,484

Total liabilities	2,551,774	2,219,892

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at June 30, 2010 and December 31, 2009.	49,366	49,275
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,343,726 in 2010 and 28,259,150 (stock dividend adjusted) in 2009	283	257
Capital surplus	431,343	363,519
Retained earnings	2,580	51,746
Accumulated other comprehensive income	3,543	176

Total stockholders’ equity	487,115	464,973

Total liabilities and stockholders’ equity	$3,038,889	$2,684,865

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data(1))	2010	2009	2010	2009
		(Unaudited)
Interest income:
Loans	$33,136	$29,389	$63,002	$58,527
Investment securities
Taxable	1,935	2,252	3,562	4,905
Tax-exempt	1,500	1,343	2,979	2,641
Deposits — other banks	81	8	166	20
Federal funds sold	5	4	10	11

Total interest income	36,657	32,996	69,719	66,104

Interest expense:
Interest on deposits	5,872	7,131	11,167	15,249
Federal funds purchased	—	2	—	4
FHLB borrowed funds	2,082	2,359	4,259	4,749
Securities sold under agreements to repurchase	118	124	212	235
Subordinated debentures	600	659	1,197	1,335

Total interest expense	8,672	10,275	16,835	21,572

Net interest income	27,985	22,721	52,884	44,532
Provision for loan losses	3,750	2,750	6,850	3,750

Net interest income after provision for loan losses	24,235	19,971	46,034	40,782

Non-interest income:
Service charges on deposit accounts	3,583	3,633	6,724	7,007
Other service charges and fees	1,899	1,841	3,537	3,625
Mortgage lending income	650	815	1,062	1,695
Mortgage servicing income	154	191	314	391
Insurance commissions	309	198	656	455
Income from title services	148	151	255	291
Increase in cash value of life insurance	348	574	776	1,051
Dividends from FHLB, FRB & bankers’ bank	142	99	268	206
Gain on acquisitions	—	—	9,334	—
Gain on sale of SBA loans	18	—	18	—
Gain (loss) on sale of premises and equipment, net	12	(19)	219	(12)
Gain (loss) on OREO, net	(404)	(28)	(245)	(145)
Gain (loss) on securities, net	—	(3)	—	(3)
FDIC indemnification asset	663	—	736	—
Other income	698	538	1,211	1,044

Total non-interest income	8,220	7,990	24,865	15,605

Non-interest expense:
Salaries and employee benefits	9,080	8,432	17,614	17,376
Occupancy and equipment	2,973	2,667	5,772	5,344
Data processing expense	954	844	1,816	1,651
Other operating expenses	5,983	8,355	12,343	15,219

Total non-interest expense	18,990	20,298	37,545	39,590

Income before income taxes	13,465	7,663	33,354	16,797
Income tax expense	4,508	2,222	11,516	5,111

Net income available to all stockholders	8,957	5,441	21,838	11,686
Preferred stock dividends and accretion of discount on preferred stock	670	670	1,340	1,236

Net income available to common stockholders	$8,287	$4,771	$20,498	$10,450

Basic earnings per common share	$0.29	$0.22	$0.72	$0.48

Diluted earnings per common share	$0.29	$0.22	$0.72	$0.47

(1)	All per share amounts have been restated to reflect the effect of the 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2010 and 2009

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2009	$—	$199	$253,581	$32,639	$(3,375)	$283,044
Comprehensive income:
Net income	—	—	—	11,686	—	11,686
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $1,053	—	—	—	—	1,632	1,632

Comprehensive income						13,318
Issuance of 50,000 shares of preferred stock and a warrant for 158,471.50 shares of common stock	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 47,444 shares of common stock from exercise of stock options	—	—	301	—	—	301
Tax benefit from stock options exercised	—	—	237	—	—	237
Share-based compensation	—	—	(16)	—	—	(16)
Cash dividends — Preferred Stock — 5%	—	—	—	(1,145)	—	(1,145)
Cash dividends — Common Stock, $0.109 per share	—	—	—	(2,385)	—	(2,385)

Balances at June 30, 2009 (unaudited)	49,185	199	255,009	40,704	(1,743)	343,354
Comprehensive income:
Net income	—	—	—	15,120	—	15,120
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $1,239	—	—	—	—	1,919	1,919

Comprehensive income						17,039
Issuance of 6,261,750 shares of common stock from public stock offering, net of offering costs of $5,634	—	57	107,284	—	—	107,341
Accretion of discount on preferred stock	90	—	—	(90)	—	—
Net issuance of 92,377 shares of common stock from exercise of stock options	—	1	1,089	—	—	1,090
Tax benefit from stock options exercised	—	—	202	—	—	202
Share-based compensation	—	—	(65)	—	—	(65)
Cash dividends — Preferred stock — 5%	—	—	—	(1,250)	—	(1,250)
Cash dividends — Common Stock, $0.109 per share	—	—	—	(2,738)	—	(2,738)

Balances at December 31, 2009	49,275	257	363,519	51,746	176	464,973
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Six Months Ended June 30, 2010 and 2009

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income:
Net income	—	—	—	21,838	—	21,838
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $2,173	—	—	—	—	3,367	3,367

Comprehensive income						25,205
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 66,205 shares of common stock from exercise of stock options	—	1	659	—	—	660
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	342	—	—	342
Share-based compensation	—	—	272	—	—	272
Cash dividend — Preferred Stock — 5%	—	—	—	(1,249)	—	(1,249)
Cash dividends — Common Stock, $0.109 per share	—	—	—	(3,088)	—	(3,088)
Stock dividend — Common Stock — 10%	—	25	66,540	(66,576)	—	(11)

Balances at June 30, 2010 (unaudited)	$49,366	$283	$431,343	$2,580	$3,543	$487,115

(1)	All per share amounts have been restated to reflect the effect of the 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$21,838	$11,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,605	2,653
Amortization/accretion	1,165	1,421
Share-based compensation	272	(16)
Tax benefits from stock options exercised	(342)	(237)
(Gain) loss on assets	(54)	160
Gain on acquisitions	(9,334)	—
Provision for loan losses	6,850	3,750
Deferred income tax benefit	2,952	545
Increase in cash value of life insurance	(776)	(1,051)
Originations of mortgage loans held for sale	(54,144)	(113,130)
Proceeds from sales of mortgage loans held for sale	53,403	105,492
Changes in assets and liabilities:
Accrued interest receivable	66	275
Other assets	7,798	(4,044)
Accrued interest payable and other liabilities	4,293	9,140

Net cash provided by operating activities	36,592	16,644

Investing Activities
Net (increase) decrease in federal funds sold	6,174	(23,940)
Net (increase) decrease in loans net, excluding loans acquired	(20,653)	(23,559)
Purchases of investment securities — available for sale	(65,041)	(35,765)
Proceeds from maturities of investment securities — available for sale	76,028	60,554
Proceeds from sale of investment securities — available for sale	—	22,972
Proceeds from foreclosed assets held for sale	13,294	1,406
Proceeds from sale of SBA loans	268	—
Sale of mortgage servicing portfolio	225	—
Purchases of premises and equipment, net	(6,846)	(969)
Death benefits received	1,585	—
Acquisition of Centennial Bancshares, Inc., net funds received	—	(3,100)
Net cash proceeds received in FDIC-assisted acquisitions	71,652	—

Net cash provided by (used in) investing activities	76,686	(2,401)

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(44,134)	(15,843)
Net increase (decrease) in securities sold under agreements to repurchase	869	(48,157)
Net increase (decrease) in federal funds purchased	—	—
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(51,954)	(5,335)
Proceeds from exercise of stock options	660	301
Proceeds from issuance of preferred stock and common stock warrant	—	50,000
Disgorgement of profits	11	—
Tax benefits from stock options exercised	342	237
Dividends paid on preferred stock	(1,249)	(1,145)
Dividends paid on common stock	(3,099)	(2,385)

Net cash used in financing activities	(98,554)	(22,327)

Net change in cash and cash equivalents	14,724	(8,084)
Cash and cash equivalents — beginning of year	173,490	54,168

Cash and cash equivalents — end of period	$188,214	$46,084

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
Reclassifications
     Various items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information. These reclassifications had no effect on net earnings or stockholders’ equity.

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
Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year and end of period per share amounts have been adjusted for the stock dividend which occurred in June of 2010. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net income available to common stockholders	$8,287	$4,771	$20,498	$10,450

Average shares outstanding	28,320	21,877	28,299	21,863
Effect of common stock options	266	257	255	270

Diluted shares outstanding	28,586	22,134	28,554	22,133

Basic earnings per common share	$0.29	$0.22	$0.72	$0.48
Diluted earnings per common share	$0.29	$0.22	$0.72	$0.47
     Warrant to purchase 158,471.50 shares of common stock at $23.664 (stock dividend adjusted) were outstanding at June 30, 2010 and June 30, 2009, but were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
2. Business Combinations
Acquisition Old Southern Bank
     On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which the Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. The Company plans to keep all of the branches except for one location in downtown Orlando. The downtown Orlando location will be closed during the third quarter of 2010. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $335.3 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Old Southern as part of the purchase and assumption agreement but exercised its option late in the second quarter of 2010 to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $5.3 million of bank premises and equipment form the FDIC.

     In connection with the Old Southern acquisition, Centennial Bank entered into loss sharing agreements with the FDIC that covers $282.0 million of assets, based upon the seller’s records, including single family residential mortgage loans, commercial real estate, commercial and industrial loans, and foreclosed assets (collectively, “covered assets”). Centennial Bank acquired other Old Southern assets that are not covered by the loss sharing agreements with the FDIC including interest-bearing deposits with other banks, investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse Centennial Bank for 80% of losses of up to $110.0 million, and 95% of losses in excess of this amount. Centennial Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid Centennial Bank a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse Centennial Bank for losses with respect to covered assets begins with the first dollar of loss incurred.
     The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreement applicable to single family residential mortgage loans provide for FDIC loss sharing and Centennial Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreement applicable to all other covered assets provide for FDIC loss sharing for five years and Centennial Bank reimbursement of recoveries to the FDIC for eight years, in each case as described above.
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $73.5 million for the Old Southern Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.
     Centennial Bank has determined that the acquisition of the net assets of Old Southern constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.
     Centennial Bank recorded a preliminary one-time gain of $9.7 million based upon the initial estimated fair value of the assets acquired and liabilities assumed of Old Southern. Subsequent to the initial fair value estimate calculations reported in the first quarter of 2010, additional information was obtained about the fair value of assets acquired and liabilities assumed as of March 12, 2010, which resulted in an adjustment to the initial fair value estimates. Most significantly, additional information (as of the acquisition date) was obtained about the collectability of a loss sharing item with the FDIC. This adjustment resulted in a $2.5 million decrease to the first quarter initial FDIC indemnification asset and a related $2.5 million decrease to the first quarter 2010 initial one-time gain of $9.7 million. Thus, the new preliminary first quarter 2010 gain is $7.3 million related to the fair value of the acquired assets and assumed liabilities of Old Southern.

     The following schedule is a breakdown of the revised assets and liabilities acquired as of the acquisition date.

	Old Southern
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,759	$30,675	$32,434
Interest-bearing deposits with other banks	16,563	—	16,563
Investment securities	30,401	—	30,401
Federal funds sold	3,079	—	3,079
Loans receivable covered by loss share	273,166	(94,101)	179,065

Total loans receivable	273,166	(94,101)	179,065
Bank premises and equipment, net	44	—	44
Foreclosed assets held for sale covered by loss share	8,781	(5,821)	2,960
FDIC indemnification asset	—	73,544	73,544
Core deposit intangibles	—	2,400	2,400
Other assets	1,505	633	2,138

Total assets acquired	$335,298	$7,330	$342,628

Liabilities
Deposits
Demand and non-interest-bearing	$25,178	$—	$25,178
Savings and interest-bearing transaction accounts	124,071	—	124,071
Time deposits	179,208	—	179,208

Total deposits	328,457	—	328,457
Accrued interest payable and other liabilities	375	6,535	6,910

Total liabilities assumed	$328,832	$6,535	$335,367

Gain on acquisition			$7,261

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks, interest-bearing deposits with other banks and federal funds sold — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $30.7 million adjustment is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.
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
     The Company’s operating results for the period ended June 30, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 12, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Old Southern’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
Acquisition Key West Bank
     On March 26, 2010, Centennial Bank, entered into separate purchase and assumption agreement (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).
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
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Key West as part of the purchase and assumption agreement but exercised its option late in the second quarter of 2010 to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $1.0 million of bank premises and equipment form the FDIC.
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

     The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreement applicable to single family residential mortgage loans provide for FDIC loss sharing and Centennial Bank reimbursement to the FDIC, in each case as described above, for ten years. The loss sharing agreement applicable to all other covered assets provide for FDIC loss sharing for five years and Centennial Bank reimbursement of recoveries to the FDIC for eight years, in each case as described above.
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $12.2 million for the Key West Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above.
     Centennial Bank has determined that the acquisition of the net assets of Key West constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

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
     Core deposit intangible — This intangible asset represents the value of the relationships that Key West had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
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
     The Company’s operating results for the period ended June 30, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 26, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Key West’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2010
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$88,498	$2,019	$—	$90,517
Mortgage-backed securities	94,448	3,367	(1,087)	96,728
State and political subdivisions	152,075	2,477	(871)	153,681
Other securities	5,770	1	(76)	5,695

Total	$340,791	$7,864	$(2,034)	$346,621

	December 31, 2009
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

     Assets, principally investment securities, having a carrying value of approximately $302.4 million and $231.3 million at June 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $62.9 million and $62.0 million at June 30, 2010 and December 31, 2009, respectively.
     During the three-month and six-month periods ended June 30, 2010, no available for sale securities were sold.
     During the three-month and six-month periods ended June 30, 2009, $23.0 million in available for sale securities were sold. The gross realized gains and losses on these sales totaled $890,000 and $893,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.
     The amortized cost and estimated fair value of securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$110,782	$111,897
Due after one year through five years	158,417	161,397
Due after five years through ten years	46,715	48,082
Due after ten years	24,877	25,245

Total	$340,791	$346,621

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
     No securities were deemed by management to have other-than-temporary impairment for the three and six month periods ended June 30, 2010, besides securities for which impairment was taken in prior periods.
     For the period ended June 30, 2010, the Company had $2.0 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $2.0 million in unrealized losses are $1.1 million in unrealized losses, which were associated with government-sponsored mortgage-back securities. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 79.0% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of the periods ended June 30, 2010 and December 31, 2009:

	June 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	224	(1)	4,143	(1,086)	4,367	(1,087)
State and political subdivisions	9,691	(79)	15,820	(792)	25,511	(871)
Other securities	—	—	2,663	(76)	2,663	(76)

Total	$9,915	$(80)	$22,626	$(1,954)	$32,541	$(2,034)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$41,078	$(463)	$—	$—	$41,078	$(463)
Mortgage-backed securities	10,837	(205)	4,411	(1,485)	15,248	(1,690)
State and political subdivisions	10,647	(146)	17,957	(1,229)	28,604	(1,375)
Other securities	—	—	1,562	(1,350)	1,562	(1,350)

Total	$62,562	$(814)	$23,930	$(4,064)	$86,492	$ (4,878)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)

Real estate:
Commercial real estate loans
Non-farm/non-residential	$823,465	$808,983
Construction/land development	365,779	368,723
Agricultural	26,989	33,699
Residential real estate loans
Residential 1-4 family	376,196	382,504
Multifamily residential	65,147	62,609

Total real estate	1,657,576	1,656,518
Consumer	33,566	39,084
Commercial and industrial	222,403	219,847
Agricultural	23,307	10,280
Other	28,637	24,556

Loans receivable not covered by loss share	$1,965,489	$1,950,285

     The following is a summary of activity within the allowance for loan losses:

	2010	2009
	(In thousands)
Balance, beginning of year	$42,968	$40,385
Additions
Provision charged to expense	6,850	3,750

Net loans charged off
Losses charged to allowance, net of recoveries of $1,568 and $1,008 for the first six months of 2010 and 2009, respectively	6,204	2,331

Balance, June 30	$43,614	41,804

Additions
Provision charged to expense		7,400

Net loans charged off
Losses charged to allowance, net of recoveries of $894 for the last six months of 2009		6,236

Balance, end of year		$42,968

     At June 30, 2010 and December 31, 2009, accruing loans not covered by loss share delinquent 90 days or more totaled $53,000 and $2.9 million, respectively. Non-accruing loans not covered by loss share at June 30, 2010 and December 31, 2009 were $38.1 million and $37.1 million, respectively.
     During the three-month and six-month periods ended June 30, 2010, the Company sold $247.5 of the guaranteed portion of certain SBA loans, which resulted in a gain of $18,000. The Company did not sell any of the guaranteed portions of SBA loans during 2009.

     Mortgage loans held for sale of approximately $5.5 million and $4.8 million at June 30, 2010 and December 31, 2009, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2010 and December 31, 2009 were not material.
     At June 30, 2010 and December 31, 2009, non-covered impaired loans totaled $58.1 million and $44.4 million, respectively. As of June 30, 2010 and 2009, average non-covered impaired loans were $51.5 million and $38.3 million, respectively. All non-covered impaired loans had designated reserves for possible loan losses. Reserves relative to non-covered impaired loans were $21.4 million and $12.7 million at June 30, 2010 and December 31, 2009, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2010 and 2009 was approximately $1.2 million and $910,000, respectively.
5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern and Key West described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2010 for both the Old Southern and Key West FDIC-assisted transactions:

Loans
Receivable
Covered
by FDIC
Loss Share
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$82,137
Construction/land development	65,330
Agricultural	1,637
Residential real estate loans
Residential 1-4 family	43,320
Multifamily residential	8,158

Total real estate	200,582
Consumer	271
Commercial and industrial	17,423
Agricultural	—
Other	7

Total loans receivable covered by FDIC loss share (1)	$218,283

(1)	These loans were not classified as nonperforming assets at June 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

     As of the respective acquisition dates, the preliminary estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the Old Southern and Key West transactions were $401.9 million. The cash flows expected to be collected as of the acquisition dates for these loans were $275.3 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the six months ended June 30, 2010 for both Old Southern and Key West.

		Carrying
	Accretable	Amount of
	Yield	Loans
	(In thousands)
Balance at beginning of period	$—	$—
Additions	49,308	226,006
Accretion	(4,456)	4,456
Payments received, net	—	(12,179)

Balance at end of period	$44,852	$218,283

     There were no allowances for loan losses related to the purchased impaired loans at June 30, 2010.
     Due to the short time period between the execution of the respective purchase and assumption agreements and June 30, 2010, certain amounts related to the purchased impaired loans are preliminary estimates. Additionally, Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. The estimated fair values for the purchased impaired loans were based upon the FDIC’s estimated data for excluded loans. Centennial Bank anticipates the final determination of the excluded loans will be completed in the third quarter of 2010 and expects to finalize its analysis of these loans when this occurs.

6: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the six-month period ended June 30, 2010 and for the year ended December 31, 2009, were as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Goodwill
Balance, beginning of period	$53,039	$50,038
Acquisition of Centennial Bancshares, Inc.	—	3,100
Charter consolidation	—	(99)

Balance, end of period	$53,039	$53,039

	2010	2009
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$4,698	$6,547
FDIC-assisted acquisitions	2,770	—
Amortization expense	(1,062)	(925)

Balance, June 30	$6,406	5,622

Amortization expense		(924)

Balance, end of year		$4,698

     The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2010 and December 31, 2009 were:

	June 30,	December 31,
	2010	2009
	(In thousands)
Gross carrying amount	$16,921	$14,151
Accumulated amortization	10,515	9,453

Net carrying amount	$6,406	$4,698

     Core deposit and other intangible amortization was approximately $1.1 million and $925,000 for each of the six-months ended June 30, 2010 and 2009, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2010 through 2014 is: 2010 — $2.2 million; 2011 — $1.5 million; 2012 — $1.1 million; 2013 — $1.1 million; and 2014 — $953,000.
     Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
7: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $640.6 million and $482.6 million at June 30, 2010 and December 31, 2009, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.5 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and December 31, 2009, brokered deposits were $85.7 million and $71.0 million, respectively.

     Deposits totaling approximately $239.6 million and $206.6 million at June 30, 2010 and December 31, 2009, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8: Securities Sold Under Agreements to Repurchase
     From time to time, primarily as a short-term financing arrangement for investment or liquidity purposes, the Company has entered into repurchase agreements with certain business customers. This involves the “selling” of one or more of the securities in the Company’s investment portfolio and by entering into an agreement to “repurchase” that same security at an agreed upon later date. A rate of interest is paid by the Company for the subject period of time. At June 30, 2010 and December 31, 2009, securities sold under agreements to repurchase totaled $62.9 million and $62.0 million, respectively.
9: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $232.4 million and $264.4 million at June 30, 2010 and December 31, 2009, respectively. All of the outstanding balance for June 30, 2010 and December 31, 2009 includes long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. As of June 30, 2010, the Company has four short-term rate advances associated with the Key West Acquisition with a rates ranging from 0.46% to 0.65%. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
10: Subordinated Debentures
     Subordinated Debentures at June 30, 2010 and December 31, 2009 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30,	December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in the third quarter of 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,107	3,152
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2011without penalty	3,093	3,093

Total subordinated debt	$47,439	$47,484

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
11: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Current:
Federal	$4,045	$454	$7,187	$3,876
State	732	42	1,377	690

Total current	4,777	496	8,564	4,566

Deferred:
Federal	(260)	1,440	2,460	454
State	(9)	286	492	91

Total deferred	(269)	1,726	2,952	545

Provision for income taxes	$4,508	$2,222	$11,516	$5,111

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.30)	(6.54)	(3.44)	(5.77)
Cash value of life insurance	(0.90)	(2.62)	(0.82)	(2.19)
State income taxes, net of federal benefit	3.49	2.78	3.64	3.02
Other	0.19	0.38	0.15	0.37

Effective income tax rate	33.48%	29.00%	34.53%	30.43%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$17,065	$16,760
Deferred compensation	936	937
Stock options	361	389
Non-accrual interest income	1,207	1,115
Impairment of investment securities	39	39
Real estate owned	503	504
Other	200	633

Gross deferred tax assets	20,311	20,377

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,202	2,501
Unrealized gain on securities	2,287	114
Core deposit intangibles	1,448	1,823
Gain on acquisition	3,662	—
FHLB dividends	859	850
Other	201	312

Gross deferred tax liabilities	10,659	5,600

Net deferred tax assets	$9,652	$14,777

12: Common Stock and Stock Compensation Plans
     On April 22, 2010, our Board of Directors declared a 10% stock dividend which was paid June 4, 2010 to shareholders of record as of May 14, 2010. Except for fractional shares, the holders of our common stock received 10% additional common stock on June 4, 2010. The common shareholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on June 4, 2010 times the fraction of a share they otherwise would have been entitled to.
     All share and per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $11,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     In September 2009, the Company raised common equity through an underwritten public offering by issuing 5,445,000 shares of common stock at $18.05. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $93.3 million. In October 2009, the underwriters of our stock offering exercised and completed their option to purchase an additional 816,750 shares of common stock at $18.05 to cover over-allotments. The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $14.0 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million.
     On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 316,943 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $23.664 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 158,471.50 shares of our common stock at an exercise price of $23.664 per share.

     These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any quarterly cash dividend on our common stock above $0.0545 per share (stock dividend adjusted) or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
Stock Compensation Plans
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1,782,000 of common stock in the Company.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $76,000 as of June 30, 2010. The intrinsic value of the stock options outstanding and stock options vested at June 30, 2010 was $9.5 million and $9.3 million, respectively. The intrinsic value of the stock options exercised during the three-month and six-month periods ended June 30, 2010 was approximately $881,000 and $998,000, respectively.
     The table below summarized the transactions under the Company’s stock option plans at June 30, 2010 and December 31, 2009 and changes during the six-month period and year then ended, respectively:

	For the Six Months Ended		For the Year Ended
	June 30, 2010		December 31, 2009
		Weighted Average		Weighted Average
	Shares (000)	Exercisable Price	Shares (000)	Exercisable Price
Outstanding, beginning of year	835	$10.47	1,176	$10.65
Granted	—	—	—	—
Forfeited/Expired	—	—	201	11.93
Exercised	66	9.97	140	9.95

Outstanding, end of period	769	10.51	835	10.46

Exercisable, end of period	726	$10.05	779	$9.93

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the six-months ended June 30, 2010. There were no options granted during the year-ended December 31, 2009.

     The following is a summary of currently outstanding and exercisable options at June 30, 2010:

Options Outstanding				Options Exercisable
		Weighted-Average
		Remaining
	Options Outstanding	Contractual Life	Weighted-Average	Options Exercisable	Weighted-Average
Exercise Prices	Shares (000)	(in years)	Exercise Price	Shares (000)	Exercise Price
$5.17 to $5.63	3	1.59	$5.28	3	$5.28
$6.17 to $7.01	174	2.29	6.23	174	6.23
$7.85 to $8.68	96	3.18	8.55	96	8.55
$9.55 to $9.83	52	5.06	9.63	52	9.63
$10.66 to $10.66	147	6.34	10.66	147	10.66
$11.09 to $11.09	189	5.71	11.09	189	11.09
$16.65 to $17.82	60	7.19	17.30	30	17.34
$18.50 to $18.62	19	6.85	18.57	10	18.56
$20.33 to $22.74	29	6.89	20.78	25	20.44

	769			726

     During the third quarter of 2009, the Company granted 7,040 shares of restricted common stock to its President and Chief Operating Officer. Due to the death of this officer, these shares of restricted shares became fully vested. The amount of expense during the first quarter of 2010 associated with the vesting of the 7,040 shares was approximately $144,000. These restricted shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company.
     During the fourth quarter of 2009, the Company granted 4,999 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the third anniversary of the grant.
     During the first quarter of 2010, the Company granted 18,810 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the first anniversary of the grant. Of the 18,810 shares of restricted stock granted, 14,960 shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company. Due to the death of the Company’s President, 1,760 of the restricted shares became fully vested. The amount of expense during the first quarter of 2010 associated with the vesting of the 1,760 shares was approximately $39,000.

13. Non-Interest Expense
     The table below shows the components of non-interest expense for three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(In thousands)
Salaries and employee benefits	$9,080	$8,432	$17,614	$17,376
Occupancy and equipment	2,973	2,667	5,772	5,344
Data processing expense	954	813	1,816	1,590
Other operating expenses:
Advertising	453	856	819	1,456
Merger expenses	258	896	1,317	1,638
Amortization of intangibles	583	462	1,062	925
Amortization of mortgage servicing rights	218	218	436	365
Electronic banking expense	496	889	973	1,752
Directors’ fees	181	237	326	521
Due from bank service charges	103	107	193	207
FDIC and state assessment	986	1,949	1,884	2,914
Insurance	296	271	596	568
Legal and accounting	356	368	744	803
Mortgage servicing expense	76	78	160	150
Other professional fees	368	250	681	509
Operating supplies	207	192	393	405
Postage	164	173	314	349
Telephone	152	181	290	359
Other expense	1,086	1,228	2,155	2,298

Total other operating expenses	5,983	8,355	12,343	15,219

Total non-interest expense	$18,990	$20,267	$37,545	$39,529

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

     Although the Company has a diversified loan portfolio, at June 30, 2010 and December 31, 2009, non-covered commercial real estate loans represented 61.9% and 62.1% of gross non-covered loans and 249.7% and 260.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.5% and 22.8% of gross loans and 90.6% and 95.7% of total stockholders’ equity at June 30, 2010 and December 31, 2009, respectively.
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
16: Commitments and Contingencies
     In the ordinary course of business, the Company makes various commitments and incurs certain contingent liabilities to fulfill the financing needs of their customers. These commitments and contingent liabilities include lines of credit and commitments to extend credit and issue standby letters of credit. The Company applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based on the assessed creditworthiness of the borrower.
     At June 30, 2010 and December 31, 2009, commitments to extend credit of $295.0 million and $299.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2010 and December 31, 2009, is $13.2 million and $15.6 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

17: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since, the Bank is also under supervision of the Federal Reserve, they are further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. In 2009, the Company received a dividend for $2.1 million from its banking subsidiary. During the first six months of 2010, the Company did not request any dividends from its banking subsidiary. As a result of the additional common equity raised through an underwritten public offering during September 2009, the Company does not anticipate requesting dividends from its banking subsidiary during 2010.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2010, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 15.73%, 19.95%, and 21.21%, respectively, as of June 30, 2010.
18: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three and six months ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Interest paid	$8,921	$10,513	$17,294	$21,810
Income taxes paid	3,400	—	7,350	—
Assets acquired by foreclosure	3,693	2,969	6,873	12,394
     In connection with the Old Southern Acquisition and Key West Acquisition, accounted for by using the purchase method, the Company acquired approximately $345.1 million and $89.6 million in assets, assumed $335.4 million and $87.5 million in liabilities, and received net funds of $9.7 million and $2.1 million, respectively during March 2010. The following is a summary of the Company’s additional cash flow information during the three and six months ended:

Three and Six
Months Ended
June 30, 2010
(In thousands)
Acquisitions:
Assets acquired — Old Southern	$342,628
Liabilities assumed — Old Southern	335,367

Bargain purchase gain	$7,261

Assets acquired — Key West	$89,592
Liabilities assumed — Key West	87,519

Bargain purchase gain	$2,073

19: Financial Instruments
     FASB ASC 820 Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of June 30, 2010, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Non-covered impaired loans, net of specific allowance, were $36.7 million and $27.8 million as of June 30, 2010 and December 31, 2009, respectively. This valuation would be considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of June 30, 2010 and December 31, 2009, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $11.6 million and $16.5 million, respectively.
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

	June 30, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$188,214	$188,214
Federal funds sold	8,665	8,665
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,885,197	1,883,721
Loans receivable covered by FDIC loss share	218,283	218,283
FDIC indemnification asset	83,262	83,262
Accrued interest receivable	13,071	13,071

Financial liabilities:
Deposits:
Demand and non-interest bearing	$337,073	$337,073
Savings and interest-bearing transaction accounts	833,912	833,912
Time deposits	1,015,507	1,021,583
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,869	62,869
FHLB and other borrowed funds	232,416	236,830
Accrued interest payable	2,961	2,961
Subordinated debentures	47,439	51,465

	December 31, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,490	$173,490
Federal funds sold	11,760	11,760
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,879,544	1,876,544
Accrued interest receivable	13,137	13,137

Financial liabilities:
Deposits:
Demand and non-interest bearing	$302,228	$302,228
Savings and interest-bearing transaction accounts	714,744	714,744
Time deposits	818,451	823,139
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	62,000
FHLB and other borrowed funds	264,360	265,246
Accrued interest payable	3,245	3,245
Subordinated debentures	47,484	52,325

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
21. Subsequent Events
     On July 30, 2010, Centennial Bank entered into purchase and assumption agreements with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Coastal Community Bank (Coastal) and Bayside Savings Bank (Bayside). These two institutions had been under common ownership of Coastal Community Investments, Inc.
     Prior to the acquisition, Coastal and Bayside operated 13 branch offices in the Florida Panhandle. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired approximately $424.9 million in assets and assumed approximately $422.3 million of the deposits of Coastal and Bayside. Additionally, excluding the effect of purchase accounting adjustments Centennial Bank purchased loans of approximately $324.8 million, $23.0 million of foreclosed assets and $19.2 million of investment securities.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2010 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2010

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of June 30, 2010, we had, on a consolidated basis, total assets of $3.04 billion, loans receivable not covered by loss share of $1.97 billion, total deposits of $2.19 billion, and stockholders’ equity of $487.1 million.
     We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary sources of funding. Our largest expenses are interest on our funding sources and salaries and related employee benefits. We measure our performance by calculating our return on average common equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Per share amounts have been adjusted for the 10% stock dividend which occurred in June of 2010.
Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Total assets	$3,038,889	$2,579,926	$3,038,889	$2,579,926
Loans receivable not covered by loss share	1,965,489	1,972,704	1,965,489	1,972,704
Loans receivable covered by FDIC loss share	218,283	—	218,283	—
Total deposits	2,186,492	1,832,065	2,186,492	1,832,065
Net income	8,957	5,441	21,838	11,686
Net income available to common stockholders	8,287	4,771	20,498	10,450
Basic earnings per common share	0.29	0.22	0.72	0.48
Diluted earnings per common share	0.29	0.22	0.72	0.47
Diluted cash earnings per common share (1)	0.30	0.23	0.74	0.50
Annualized net interest margin — FTE	4.30%	4.08%	4.28%	4.01%
Efficiency ratio	49.39	62.67	45.68	62.40
Annualized return on average assets	1.17	0.84	1.51	0.91
Annualized return on average common equity	7.69	6.53	9.72	7.26

(1)	See Table 19 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
Results of Operations for Three Months Ended June 30, 2010 and 2009
     Our net income increased 64.6% to $9.0 million for the three-month period ended June 30, 2010, from $5.4 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.29 and $0.22 for the three-month periods ended June 30, 2010 and 2009, respectively. The $3.5 million increase in net income is primarily associated with $5.3 million of additional net interest income from a 22 basis point increase in net interest margin combined with the additional earning assets from our two FDIC-assisted transactions plus new income from FDIC indemnification accretion, reduced costs associated with mergers and acquisitions, FDIC assessments and advertising offset by the higher provision for loan losses, increased OREO losses and lower mortgage lending income.
     Our annualized return on average assets was 1.17% for the three months ended June 30, 2010, compared to 0.84% for the same period in 2009. Our annualized return on average common equity was 7.69% for the three months ended June 30, 2010, compared to 6.53% for the same period in 2009, respectively. The improvements in annualized return on average assets and annualized return on average common equity were primarily due to the previously discussed changes in earnings and assets for the three months ended June 30, 2010, compared to the same period in 2009.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.30% for the three months ended June 30, 2010, compared to 4.08% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on earning assets allowed the Company to expand net interest margin by 22 basis points.
     Our efficiency ratio was 49.39% for the three months ended June 30, 2010, compared to 62.67% for the same period in 2009. This positive progress was primarily due to our ability to raise net interest margin and the continued improvement of our overall operations.
Results of Operations for Six Months Ended June 30, 2010 and 2009
     Our net income increased 86.9% to $21.8 million for the six-month period ended June 30, 2010, from $11.7 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.72 and $0.47 for the six-month periods ended June 30, 2010 and 2009, respectively. The $10.2 million increase in net income is primarily associated with an $9.3 million pre-tax gain on the first quarter 2010 FDIC-assisted acquisitions, $8.4 million of additional net interest income from a 27 basis point increase in net interest margin combined with the additional earning assets from our two FDIC-assisted transactions plus new income from FDIC indemnification accretion, reduced costs associated with mergers and acquisitions, FDIC assessments and advertising offset by the higher provision for loan losses, increased OREO losses and lower mortgage lending income.
     In addition to the $9.3 million pre-tax gain on the acquisitions, the Company incurred $1.3 million of acquisition expenses for the transactions during the first six months of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $4.9 million or $0.17 diluted earnings per common share (stock dividend adjusted). If adjusted for these non core items, the announced profit for the first six months of 2010 would reflect core net income of $17.0 million or $0.55 diluted earnings per share.
     Our annualized return on average assets was 1.51% for the six months ended June 30, 2010, compared to 0.91% for the same period in 2009. Our annualized return on average common equity was 9.72% for the six months ended June 30, 2010, compared to 7.26% for the same period in 2009, respectively. The improvements in annualized return on average assets and annualized return on average common equity were primarily due to the previously discussed changes in earnings and assets for the six months ended June 30, 2010, compared to the same period in 2009.

     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.28% for the six months ended June 30, 2010, compared to 4.01% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on earning assets allowed the Company to expand net interest margin by 27 basis points.
     Our efficiency ratio was 45.68% for the six months ended June 30, 2010, compared to 62.40% for the same period in 2009. This positive progress was primarily due to the gains earned on acquisitions, our ability to raise net interest margin and the continued improvement of our overall operations. Excluding the $8.0 million pre-tax combined profit on the FDIC-assisted acquisitions and $245,000 of losses on OREO, our core efficiency ratio for the six-months ended June 30, 2010 would have been 49.69%.
Financial Condition as of and for the Period Ended June 30, 2010 and December 31, 2009
     Our total assets as of June 30, 2010 increased $354.0 million, an annualized growth of 26.6%, to $3.04 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $15.2 million, an annualized growth of 1.6%, to $1.97 billion as of June 30, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $22.1 million to $487.1 million as of June 30, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with assets acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the $25.2 million of comprehensive income less the $4.3 million of dividends paid for 2010. The annualized growth in stockholders’ equity for the first six months of 2010 was 9.6%.
     As of June 30, 2010, our non-performing non-covered loans slightly improved to $38.1 million, or 1.94%, of total non-covered loans from $39.9 million, or 2.05%, of total non-covered loans as of December 31, 2009. The allowance for loan losses as a percent of non-performing loans increased to 114.41% as of June 30, 2010, compared to 107.57% as of December 31, 2009. Non-performing non-covered loans in Florida were $26.0 million at June 30, 2010 compared to $30.2 million as of December 31, 2009.
     As of June 30, 2010, our non-performing non-covered assets improved to $50.1 million, or 1.83%, of total non-covered assets from $56.8 million, or 2.12%, of total non-covered assets as of December 31, 2009. Non-performing non-covered assets in Florida were $32.3 million at June 30, 2010 compared to $40.8 million as of December 31, 2009.

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
     The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, or collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risking rating data.
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
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $335.3 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
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
Future Acquisitions
     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Florida, Arkansas and other nearby markets through pursuing additional FDIC-assisted acquisition opportunities. While we seek to be a successful bidder to the FDIC on one or more additional failed depository institutions within our targeted markets, there is no assurance that we will be the winning bidder on other FDIC-assisted transactions.
     We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.
Branches
     We intend to continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.
     During 2010, Centennial Bank entered into two loss sharing agreements with the FDIC. Through these two transactions, we added a total of eight branch locations in Florida. These branch locations include three in Orlando, one in Winter Park, two in Longwood, one in Clermont and one in Key West. The Company plans to keep all of these branches except for one location in downtown Orlando. The downtown Orlando location will be closed during the third quarter of 2010.
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

Results of Operations
For Three Months Ended June 30, 2010 and 2009
     Our net income increased 64.6% to $9.0 million for the three-month period ended June 30, 2010, from $5.4 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.29 and $0.22 for the three-month periods ended June 30, 2010 and 2009, respectively. The $3.5 million increase in net income is primarily associated with $5.4 million of additional net interest income from a 22 basis point increase in net interest margin combined with the additional earning assets from our two FDIC-assisted transactions plus new income from FDIC indemnification accretion, reduced costs associated with mergers and acquisitions, FDIC assessments and advertising offset by the higher provision for loan losses, increased OREO losses and lower mortgage lending income.
For Six Months Ended June 30, 2010 and 2009
     Our net income increased 86.9% to $21.8 million for the six-month period ended June 30, 2010, from $11.7 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.72 and $0.47 for the six-month periods ended June 30, 2010 and 2009, respectively. The $10.2 million increase in net income is primarily associated with an $9.3 million pre-tax gain on the first quarter 2010 FDIC-assisted acquisitions, $8.4 million of additional net interest income from a 27 basis point increase in net interest margin combined with the additional earning assets from our two FDIC-assisted transactions plus new income from FDIC indemnification accretion, reduced costs associated with mergers and acquisitions, FDIC assessments and advertising offset by the higher provision for loan losses, increased OREO losses and lower mortgage lending income.
     In addition to the $9.3 million pre-tax gain on the acquisitions, the Company incurred $1.3 million of acquisition expenses for the transactions during the first six months of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $4.9 million or $0.17 diluted earnings per common share (stock dividend adjusted). If adjusted for these non core items, the announced profit for the first six months of 2010 would reflect core net income of $17.0 million or $0.55 diluted earnings per share.
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

     Net interest income on a fully taxable equivalent basis increased $5.4 million, or 22.9%, to $29.1 million for the three-month period ended June 30, 2010, from $23.6 million for the same period in 2009. This increase in net interest income was the result of a $3.8 million increase in interest income combined with a $1.6 million decrease in interest expense. The $3.8 million increase in interest income was primarily the result of a higher level of earning assets combine with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $3.7 million, while the repricing of our earning assets resulted in a $134,000 increase in interest income for the three-month period ended June 30, 2010. The Company has worked diligently to hold the changes to interest rates on earning assets to a minimum during this lower rate environment. The $1.6 million decrease in interest expense for the three-month period ended June 30, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.4 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $786,000.
     Net interest income on a fully taxable equivalent basis increased $8.7 million, or 18.7%, to $55.0 million for the six-month period ended June 30, 2010, from $46.3 million for the same period in 2009. This increase in net interest income was the result of a $3.9 million increase in interest income combined with a $4.7 million decrease in interest expense. The $3.9 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $4.1 million, while the repricing of our earning assets resulted in a $200,000 decrease in interest income for the six-month period ended June 30, 2010. The Company has worked diligently to hold the changes to interest rates on earning assets to a minimum during this lower rate environment. The $4.7 million decrease in interest expense for the six-month period ended June 30, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $5.1 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $358,000.
     Net interest margin, on a fully taxable equivalent basis, was 4.30% and 4.28% for the three and six months ended June 30, 2010 compared to 4.08% and 4.01% for the same periods in 2009, respectively. Our ability to improve pricing on our deposits and hold the changes of interest rates on earning assets to a minimum allowed the Company to expand net interest margin.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2010 and 2009, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2010, compared to the same period in 2009.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Interest income	$36,657	$32,996	$69,719	$66,104
Fully taxable equivalent adjustment	1,067	923	2,117	1,788

Interest income — fully taxable equivalent	37,724	33,919	71,836	67,892
Interest expense	8,672	10,275	16,835	21,572

Net interest income — fully taxable equivalent	$29,052	$23,644	$55,001	$46,320

Yield on earning assets — fully taxable equivalent	5.58%	5.85%	5.59%	5.87%
Cost of interest-bearing liabilities	1.57	2.11	1.62	2.20
Net interest spread — fully taxable equivalent	4.01	3.74	3.97	3.67
Net interest margin — fully taxable equivalent	4.30	4.08	4.28	4.01
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2010 vs. 2009	2010 vs. 2009
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$3,671	$4,144
Increase (decrease) in interest income due to change in earning asset yields	134	(200)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(786)	(358)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	2,389	5,095

Increase (decrease) in net interest income	$5,408	$8,681

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2010 and 2009. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$155,563	$81	0.21%	$5,854	$8	0.55%
Federal funds sold	5,948	5	0.34	11,513	4	0.14
Investment securities — taxable	222,483	1,934	3.49	209,597	2,252	4.31
Investment securities — non-taxable	137,420	2,427	7.08	120,364	2,146	7.15
Gross loans including covered loans and indemnification asset	2,188,297	33,277	6.10	1,979,837	29,509	5.98

Total interest-earning assets	2,709,711	37,724	5.58	2,327,165	33,919	5.85

Non-earning assets	348,243			263,118

Total assets	$3,057,954			$2,590,283

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$861,757	$1,305	0.61%	$674,055	$1,176	0.70%
Time deposits	1,004,269	4,567	1.82	872,895	5,955	2.74

Total interest-bearing deposits	1,866,026	5,872	1.26	1,546,950	7,131	1.85
Federal funds purchased	32	—	0.00	5,103	2	0.16
Securities sold under agreement to repurchase	60,803	118	0.78	72,037	124	0.69
FHLB borrowed funds	243,544	2,082	3.43	277,702	2,359	3.41
Subordinated debentures	47,453	600	5.07	47,543	659	5.56

Total interest-bearing liabilities	2,217,858	8,672	1.57	1,949,335	10,275	2.11

Non-interest bearing liabilities
Non-interest bearing deposits	338,208			285,637
Other liabilities	20,070			13,219

Total liabilities	2,576,136			2,248,191
Stockholders’ equity	481,818			342,092

Total liabilities and stockholders’ equity	$3,057,954			$2,590,283

Net interest spread			4.01%			3.74%
Net interest income and margin		$29,052	4.30%		$23,644	4.08%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2010			2009
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$148,294	$166	0.23%	$7,221	$20	0.56%
Federal funds sold	6,650	10	0.30	12,673	11	0.18
Investment securities — taxable	208,482	3,562	3.45	220,130	4,905	4.49
Investment securities — non-taxable	137,774	4,814	7.05	118,723	4,210	7.15
Gross loans including covered loans and indemnification asset	2,091,764	63,284	6.10	1,973,420	58,746	6.00

Total interest-earning assets	2,592,964	71,836	5.59	2,332,167	67,892	5.87

Non-earning assets	313,912			262,071

Total assets	$2,906,876			$2,594,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$809,666	$2,389	0.60%	$670,687	$2,461	0.74%
Time deposits	933,745	8,778	1.90	893,087	12,788	2.89

Total interest-bearing deposits	1,743,411	11,167	1.29	1,563,774	15,249	1.97
Federal funds purchased	38	—	0.00	4,450	4	0.18
Securities sold under agreement to repurchase	57,319	212	0.75	78,348	235	0.60
FHLB borrowed funds	245,518	4,259	3.50	279,280	4,749	3.43
Subordinated debentures	47,464	1,197	5.09	47,554	1,335	5.66

Total interest-bearing liabilities	2,093,750	16,835	1.62	1,973,406	21,572	2.20

Non-interest bearing liabilities
Non-interest bearing deposits	322,157			275,175
Other liabilities	16,192			10,517

Total liabilities	2,432,099			2,259,098
Stockholders’ equity	474,777			335,140

Total liabilities and stockholders’ equity	$2,906,876			$2,594,238

Net interest spread			3.97%			3.67%
Net interest income and margin		$55,001	4.28%		$46,320	4.01%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2010 compared to the same periods in 2009, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2010 over 2009			2010 over 2009
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$81	$(8)	$73	$165	$(19)	$146
Federal funds sold	(3)	4	1	(7)	6	(1)
Investment securities — taxable	132	(450)	(318)	(249)	(1,094)	(1,343)
Investment securities — non-taxable	301	(20)	281	667	(63)	604
Loans receivable	3,160	608	3,768	3,568	970	4,538

Total interest income	3,671	134	3,805	4,144	(200)	3,944

Interest expense:
Interest-bearing transaction and savings deposits	298	(169)	129	459	(531)	(72)
Time deposits	803	(2,191)	(1,388)	559	(4,569)	(4,010)
Federal funds purchased	(1)	(1)	(2)	(2)	(2)	(4)
Securities sold under agreement to repurchase	(21)	15	(6)	(71)	48	(23)
FHLB borrowed funds	(292)	15	(277)	(584)	94	(490)
Subordinated debentures	(1)	(58)	(59)	(3)	(135)	(138)

Total interest expense	786	(2,389)	(1,603)	358	(5,095)	(4,737)

Increase (decrease) in net interest income	$2,885	$2,523	$5,408	$3,786	$4,895	$8,681

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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2009, non-performing non-covered loans ended the year with a balance of $39.9 million. As of June 30, 2010, non-performing non-covered loans are $38.1 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses increased $1.0 million, or 36.4%, to $3.8 million for the three-month period ended June 30, 2010, from $2.8 million for the same period in 2009. Our provision for loan losses increased $3.1 million, or 82.7%, to $6.9 million for the six-month period ended June 30, 2010, from $3.8 million for the same period in 2009. The net loans charged off for the three-month period ended June 30, 2010 were $3.0 million compared to $1.8 million for the same period in 2009. The net loans charged off for the six-month period ended June 30, 2010 were $6.2 million compared to $2.3 million for the same period in 2009.The increased provision for loan loss is a result of the higher charge-offs for 2010. The net charge-offs for the three-months ended were $862,000 and $2.1 million for Arkansas and Florida, respectively. The net charge-offs for the six-months ended were $3.3 million and $2.9 million for Arkansas and Florida, respectively.
Non-Interest Income
     Total non-interest income was $8.2 million for the three-month period ended June 30, 2010 compared to $8.0 million for the same period in 2009. Total non-interest income was $24.9 million for the six-month period ended June 30, 2010 compared to $15.6 million for the same period in 2009. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.
     Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2010 and 2009, respectively, as well as changes for the three-month and six-month periods ended June 30, 2010 compared to the same period in 2009.

Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2010 Change		June 30,		2010 Change
	2010	2009	from 2009		2010	2009	from 2009
	(Dollars in thousands)
Service charges on deposit accounts	$3,583	$3,633	$(50)	(1.4)%	$6,724	$7,007	$(283)	(4.0)%
Other service charges and fees	1,899	1,841	58	3.2	3,537	3,625	(88)	(2.4)
Mortgage lending income	650	815	(165)	(20.2)	1,062	1,695	(633)	(37.3)
Mortgage servicing income	154	191	(37)	(19.4)	314	391	(77)	(19.7)
Insurance commissions	309	198	111	56.1	656	455	201	44.2
Income from title services	148	151	(3)	(2.0)	255	291	(36)	(12.4)
Increase in cash value of life insurance	348	574	(226)	(39.4)	776	1,051	(275)	(26.2)
Dividends from FHLB, FRB & bankers’ bank	142	99	43	43.4	268	206	62	30.1
Gain on acquisitions	—	—	—	100.0	9,334	—	9,334	100.0
Gain on sale of SBA loans	18	—	18	100.0	18	—	18	100.0
Gain (loss) on sale of premises and equipment, net	12	(19)	31	(163.2)	219	(12)	231	(1,925.0)
Gain (loss) on OREO, net	(404)	(28)	(376)	1,342.9	(245)	(145)	(100)	69.0
Gain (loss) on securities, net	—	(3)	3	(100.0)	—	(3)	3	(100.0)
FDIC indemnification accretion	663	—	663	100.0	736	—	736	100.0
Other income	698	507	191	(37.7)	1,211	983	228	23.2

Total non-interest income	$8,220	$7,959	$261	3.3%	$24,865	$15,544	$9,321	60.0%

     Non-interest income increased $261,000, or 3.3%, to $8.2 million for the three-month period ended June 30, 2010 from $8.0 million for the same period in 2009. The primary factors that resulted in this increase are new income from FDIC indemnification accretion, increased insurance commissions and additional other income offset by the declines in mortgage lending income, lower income for cash value of life insurance and loss on OREO.
     Non-interest income increased $9.3 million, or 60.0%, to $24.9 million for the six-month period ended June 30, 2010 from $15.5 million for the same period in 2009. Excluding the gain on acquisitions, non-interest income for the six-month period ended June 30, 2010 decreased $13,000 or 0.1% for the same period in 2009. The primary factors that resulted in this decrease are the declines in mortgage lending income, lower income for cash value of life insurance and reduced service charges on deposit account offset by the new income from FDIC indemnification accretion, increased insurance commissions and additional other income.
     Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset was recorded at fair value at the acquisition date. The difference between the fair value recorded at the acquisition date and the gross reimbursements expected to be received from the FDIC are accreted into income over the life of the indemnification asset using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
     During the second quarter of 2010, we sold our mortgage servicing portfolio to a third party. This transaction resulted in a gain of approximately $79,000 and was recorded as other income. The servicing portfolio historically did not provide a material amount of profit or loss nor was it expected to in the future. The sale will allow management to focus more of its time to community banking. Plus, it will reduce our balance sheet risk from exposure to an impairment of the mortgage servicing rights.

Non-Interest Expense
     Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2010 and 2009, as well as changes for the three-month and six-month periods ended June 30, 2010 compared to the same period in 2009.
Table 6: Non-Interest Expense

	Three Months				Six Months
	Ended				Ended
	June 30,		2010 Change		June 30,		2010 Change
	2010	2009	from 2009		2010	2009	from 2009
	(Dollars in thousands)
Salaries and employee benefits	$9,080	$8,432	$648	7.7%	$17,614	$17,376	$238	1.4%
Occupancy and equipment	2,973	2,667	306	11.5	5,772	5,344	428	8.0
Data processing expense	954	813	141	17.3	1,816	1,590	226	14.2
Other operating expenses:
Advertising	453	856	(403)	(47.1)	819	1,456	(637)	(43.8)
Merger and acquisition expenses	258	896	(638)	(71.2)	1,317	1,638	(321)	(19.6)
Amortization of intangibles	583	462	121	26.2	1,062	925	137	14.8
Amortization of mortgage servicing rights	218	218	—	0.0	436	365	71	19.5
Electronic banking expense	496	889	(393)	(44.2)	973	1,752	(779)	(44.5)
Directors’ fees	181	237	(56)	(23.6)	326	521	(195)	(37.4)
Due from bank service charges	103	107	(4)	(3.7)	193	207	(14)	(6.8)
FDIC and state assessment	986	1,949	(963)	(49.4)	1,884	2,914	(1,030)	(35.3)
Insurance	296	271	25	9.2	596	568	28	4.9
Legal and accounting	356	368	(12)	(3.3)	744	803	(59)	(7.3)
Mortgage servicing expense	76	78	(2)	(2.6)	160	150	10	6.7
Other professional fees	368	250	118	47.2	681	509	172	33.8
Operating supplies	207	192	15	7.8	393	405	(12)	(3.0)
Postage	164	173	(9)	(5.2)	314	349	(35)	(10.0)
Telephone	152	181	(29)	(16.0)	290	359	(69)	(19.2)
Other expense	1,086	1,228	(142)	(11.6)	2,155	2,298	(143)	(6.2)

Total non-interest expense	$18,990	$20,267	$(1,277)	(6.3)%	$37,545	$39,529	$(1,984)	(5.0)%

     The Board of Directors of the FDIC have increased insured institutions’ normal recurring assessment and imposed a special assessment in 2009. We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. These increased assessment fees from historical levels are in response to the current banking crisis in the United States. Our special assessment expense for the second quarter of 2009 was $1.2 million.
     Non-interest expense decreased $1.3 million, or 6.3%, to $19.0 million for the three-month period ended June 30, 2010, from $20.3 million for the same period in 2009. Excluding our $1.2 million special assessment and the merger and acquisition expenses, non-interest expense increased $522,000 or 2.87%. This increase is primarily the result of the additional operating costs associated with the branch locations acquired from the two FDIC-assisted transactions in March 2010 and the normal increase in cost of doing business offset by cost savings from our recently completed efficiency study and charter consolidation.

     Non-interest expense decreased $2.0 million, or 5.0%, to $37.5 million for the six-month period ended June 30, 2010, from $39.5 million for the same period in 2009. Excluding the $1.2 million special assessment and the merger and acquisition expenses, non-interest expense decreased $502,000 or 1.37%. This decrease is primarily the cost savings from our recently completed efficiency study and charter consolidation offset by the additional operating costs associated with the branch locations acquired from the two FDIC-assisted transactions in March 2010 and the normal increase in cost of doing business.
Income Taxes
     The provision for income taxes increased $2.3 million, or 102.9%, to $4.5 million for the three-month period ended June 30, 2010, from $2.2 million as of June 30, 2009. The provision for income taxes increased $6.4 million, or 125.3%, to $11.5 million for the six-month period ended June 30, 2010, from $5.1 million as of June 30, 2009. The effective income tax rate was 33.48% and 34.53% for the three-month and six-month periods ended June 30, 2010, compared to 29.00% and 30.43% for the same periods in 2009, respectively. The primary cause of this increase is the result of our increase is the $9.3 million gain on acquisitions plus overall improved earnings of the Company at our marginal tax rate of 39.225%
Financial Condition as of and for the Period Ended June 30, 2010 and December 31, 2009
     Our total assets as of June 30, 2010 increased $354.0 million, an annualized growth of 26.6%, to $3.04 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $15.2 million, an annualized growth of 1.6%, to $1.97 billion as of June 30, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $22.1 million to $487.1 million as of June 30, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with asset acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the $25.2 million of comprehensive income less the $4.3 million of dividends paid for 2010. The annualized growth in stockholders’ equity for the first six months of 2010 was 9.6%.
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.97 billion and $1.96 billion during the three-month and six-month periods ended June 30, 2010. Non-covered loans were $1.97 billion as of June 30, 2010, compared to $1.95 billion as of December 31, 2009, a modest annualized increase of 1.6%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2009 and 2010, particularly Florida. The Florida market currently is approximately 93.1% secured by real estate and 16.1% of our loan portfolio not covered by loss share.

     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2010	December 31, 2009
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$823,465	$808,983
Construction/land development	365,779	368,723
Agricultural	26,989	33,699
Residential real estate loans:
Residential 1-4 family	376,196	382,504
Multifamily residential	65,147	62,609

Total real estate	1,657,576	1,656,518
Consumer	33,566	39,084
Commercial and industrial	222,403	219,847
Agricultural	23,307	10,280
Other	28,637	24,556

Loans receivable not covered by loss share	$1,965,489	$1,950,285

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
     As of June 30, 2010, non-covered commercial real estate loans totaled $1.22 billion, or 61.9% of our non-covered loan portfolio, which is comparable to $1.21 billion, or 62.1% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered commercial real estate loans are approximately 10.3% of our non-covered loan portfolio.
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
     As of June 30, 2010, non-covered residential real estate loans totaled $441.3 million, or 22.5% of our non-covered loan portfolio, which is comparable to $445.1 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered residential real estate loans are approximately 4.7% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     As of June 30, 2010, our non-covered installment consumer loan portfolio totaled $33.6 million, or 1.7% of our total non-covered loan portfolio, compared to the $39.1 million, or 2.0% of our non-covered loan portfolio as of December 31, 2009. This decrease is associated with normal payoffs and pay downs.
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
     As of June 30, 2010, non-covered commercial and industrial loans outstanding totaled $222.4 million, or 11.3% of our non-covered loan portfolio, which is comparable to $219.8 million, or 11.3% of our non-covered loan portfolio, as of December 31, 2009.
Total Loans Receivable
Table 8: Total Loans Receivable
As of June 30, 2010

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$823,465	$82,137	$905,602
Construction/land development	365,779	65,330	431,109
Agricultural	26,989	1,637	28,626
Residential real estate loans
Residential 1-4 family	376,196	43,320	419,516
Multifamily residential	65,147	8,158	73,305

Total real estate	1,657,576	200,582	1,858,158
Consumer	33,566	271	33,837
Commercial and industrial	222,403	17,423	239,826
Agricultural	23,307	—	23,307
Other	28,637	7	28,644

Total	$1,965,489	$218,283	$2,183,772

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
     Table 9 sets forth information with respect to our non-performing non-covered assets as of June 30, 2010 and December 31, 2009. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual non-covered loans	$38,069	$37,056
Non-covered loans past due 90 days or more (principal or interest payments)	53	2,889

Total non-performing non-covered loans	38,122	39,945

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	11,638	16,484
Other non-performing non-covered assets	307	371

Total other non-performing non-covered assets	11,945	16,855

Total non-performing non-covered assets	$50,067	$56,800

Allowance for loan losses to non-performing non-covered loans	114.41%	107.57%
Non-performing non-covered loans to total non-covered loans	1.94	2.05
Non-performing non-covered assets to total non-covered assets	1.83	2.12
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
     Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at June 30, 2010, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2010.
     In this current real estate crisis the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. We have not forgiven any material principal amounts on any loan modifications to date. Only non performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2010, we had $79.1 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $79.1 million in non-covered restructured loans, $11.2 million are also reported as non-covered impaired loans. Our Florida market contains $47.5 million of these non-covered restructured loans.

     Total foreclosed assets held for sale not covered by loss share were $11.6 million as of June 30, 2010, compared to $16.5 million as of December 31, 2009 for a decrease of $4.8 million. The foreclosed assets held for sale not covered by loss share are comprised of $6.3 million of assets located in Florida with the remaining $5.3 million of assets located in Arkansas. During the second quarter of 2010 we sold one of the two large foreclosed housing developments in the Florida Keys. The remaining housing development has vacant lots and one completed model home. The property is currently listed for sale with a broker. The carrying value of this non covered property is $4.0 million. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.
     At June 30, 2010, total foreclosed assets held for sale were 19.1 million. Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2010.
Table 10: Total Foreclosed Assets Held For Sale
As of June 30, 2010

	Foreclosed Assets	Foreclosed Assets
	Held for Sale Not	Held for Sale	Total
	Covered by	Covered by FDIC	Foreclosed Assets
	Loss Share	Loss Share	Held for Sale
		(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,313	$—	$5,313
Construction/land development	2,426	250	2,676
Residential real estate loans
Residential 1-4 family	3,649	7,170	10,819
Multifamily residential	250	—	250

Total	$11,638	$7,420	$19,058

     Total non-performing non-covered loans were $38.1 million as of June 30, 2010, which is comparable to the $39.9 million as of December 31, 2009. As of June 30, 2010 and December 31, 2010, non-performing non-covered loans are $26.0 million and $30.2 million in the Florida market, respectively.
     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $541,000 and $403,000 for the three-month periods ended June 30, 2010 and 2009, respectively, and $1.1 million and $870,000 for the six-month periods ended June 30, 2010 and 2009, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month period ended June 30, 2010 and 2009 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2010, average non-covered impaired loans were $51.5 million compared to $38.3 million as of June 30, 2009. As of June 30, 2010, non-covered impaired loans were $58.1 million compared to $44.4 million as of December 31, 2009 for an increase of $13.7 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions. As of June 30, 2010, our Florida market accounted for $27.8 million of the non-covered impaired loans.

     We evaluated loans purchased in conjunction with the acquisitions of Old Southern and Key West for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these two transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at June 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.
Past Due and Non-Accrual Loans
     Table 11 shows the summary of past due and non-accrual loans as of June 30, 2010:
Table 11: Past Due and Non-Accrual Loans

	June 30, 2010
	Assets Not Covered	Assets Covered by
	by	FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans	$38,069	$—	$38,069
Loans past due 90 days or more (principal or interest payments)	53	23,023	23,076

Total	$38,122	$23,023	$61,145

     The Company’s total past due and non-accrual covered loans to total covered loans was 10.5% as of June 30, 2010.
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
     Charge-offs and Recoveries. Total charge-offs increased to $4.1 million for the three months ended June 30, 2010, compared to $2.3 million for the same period in 2009. Total charge-offs increased to $7.8 million for the six months ended June 30, 2010, compared to $3.3 million for the same period in 2009. Total recoveries increased to $1.1 million for the three months ended June 30, 2010, compared to $556,000 for the same period in 2009. Total recoveries increased to $1.6 for the six months ended June 30, 2010, compared to $1.0 for the same period in 2009. For the three months ended June 30, 2010, the net charge-offs were $862,000 and $2.1 million for Arkansas and Florida, respectively. For the six months ended June 30, 2010, the net charge-offs were $3.3 million and $2.9 million for Arkansas and Florida, respectively. The increases in charge-offs, recoveries and net charge-offs are reflective of the proactive stance we take on asset quality issues.

     Table 12 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and six-month periods ended June 30, 2010 and 2009.
Table 12: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Balance, beginning of period	$42,845	$40,822	$42,968	$40,385
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	605	830	856	986
Construction/land development	156	605	951	640
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	1,971	331	2,749	675
Multifamily residential	—	—	—	—

Total real estate	2,732	1,766	4,556	2,301
Consumer	1,275	338	1,564	740
Commercial and industrial	29	220	1,636	291
Agricultural	—	—	—	—
Other	16	—	16	7

Total loans charged off	4,052	2,324	7,772	3,339

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	715	104	748	107
Construction/land development	54	8	54	8
Agricultural	21	172	36	172
Residential real estate loans:
Residential 1-4 family	144	130	383	423
Multifamily residential	—	—	—	—

Total real estate	934	414	1,221	710
Consumer	129	111	305	258
Commercial and industrial	7	15	26	23
Agricultural	—	—	—	—
Other	1	16	16	17

Total recoveries	1,071	556	1,568	1,008

Net loans charged off	2,981	1,768	6,204	2,331
Provision for loan losses	3,750	2,750	6,850	3,750

Balance, June 30	$43,614	$41,804	$43,614	$41,804

Net charge-offs to average non-covered loans	0.61%	0.36%	0.63%	0.24%
Allowance for loan losses to period end non-covered loans	2.22	2.12	2.22	2.12
Allowance for loan losses to net charge-offs	365	590	349	889

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
     The changes for the period ended June 30, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with ordinary changes in asset quality, net charge-offs during 2010 and normal changes in the outstanding loan portfolio for those products from December 31, 2009.
     Table 13 presents the allocation of allowance for loan losses as of June 30, 2010 and December 31, 2009.
Table 13: Allocation of Allowance for Loan Losses

	As of June 30, 2010		As of December 31, 2009
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
		(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$12,939	41.9%	$13,284	41.5%
Construction/land development	10,206	18.6	9,624	18.9
Agricultural	162	1.4	284	1.7
Residential real estate loans:
Residential 1-4 family	12,406	19.1	10,654	19.6
Multifamily residential	1,838	3.3	694	3.2

Total real estate	37,551	84.3	34,540	84.9
Consumer	907	1.7	1,705	2.0
Commercial and industrial	4,782	11.3	6,067	11.3
Agricultural	304	1.2	279	0.5
Other	—	1.5	—	1.3
Unallocated	70	—	377	—

Total	$43,614	100.0%	$42,968	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2010, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $346.6 million as of June 30, 2010, compared to $322.1 million as of December 31, 2009. The estimated effective duration of our securities portfolio was 2.8 years as of June 30, 2010.

     As of June 30, 2010, $96.7 million, or 27.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $115.6 million, or 35.9%, of our available-for-sale securities as of December 31, 2009. To reduce our income tax burden, $153.7 million, or 44.3%, of our available-for-sale securities portfolio as of June 30, 2010, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $145.9 million, or 45.3%, of our available-for-sale securities as of December 31, 2009. Also, we had approximately $90.5 million, or 26.1%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2010, compared to $56.1 million, or 17.4%, of our available-for-sale securities as of December 31, 2009. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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
     Table 14 presents the carrying value and fair value of investment securities as of June 30, 2010 and December 31, 2009.
Table 14: Investment Securities

	As of June 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$88,498	$2,019	$—	$90,517
Mortgage-backed securities	94,448	3,367	(1,087)	96,728
State and political subdivisions	152,075	2,477	(871)	153,681
Other securities	5,770	1	(76)	5,695

Total	$340,791	$7,864	$(2,034)	$346,621

	As of December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

Deposits
     Our deposits averaged $2.20 billion and $2.07 billion for the three-month and six-month periods ended June 30, 2010. Total deposits increased $351.1 million, or an increase of 19.1%, to $2.19 billion as of June 30, 2010, from $1.84 billion as of December 31, 2009. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of June 30, 2010 and December 31, 2009, brokered deposits were $85.7 million and $71.0 million, respectively. Included in these brokered deposits are $38.8 million and $36.8 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2010 and December 31, 2009, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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

     Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2010 and 2009.
Table 15: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2010		2009
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$338,208	—%	$285,637	—%
Interest-bearing transaction accounts	786,705	0.63	609,736	0.70
Savings deposits	75,052	0.45	64,319	0.69
Time deposits:
$100,000 or more	643,265	1.81	508,715	2.72
Other time deposits	361,004	1.85	364,180	2.75

Total	$2,204,234	1.08%	$1,832,587	1.56%

	Six Months Ended June 30,
	2010		2009
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$322,157	—%	$275,175	—%
Interest-bearing transaction accounts	737,165	0.61	608,739	0.75
Savings deposits	72,501	0.43	61,948	0.66
Time deposits:
$100,000 or more	585,989	1.88	502,411	2.85
Other time deposits	347,756	1.92	390,676	2.94

Total	$2,065,568	1.09%	$1,838,949	1.67%

Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $869,000, or 1.4%, from $62.0 million as of December 31, 2009 to $62.9 million as of June 30, 2010.
FHLB Borrowed Funds
     Our FHLB borrowed funds were $232.4 million and $264.4 million at June 30, 2010 and December 31, 2009, respectively. The outstanding balance for June 30, 2010 includes $10.0 million of short-term advances and $222.4 million of long-term advances. All of the outstanding balance for December 31, 2009 was long-term advances. Our remaining FHLB borrowing capacity was $305.9 million and $418.3 million as of June 30, 2010 and December 31, 2009, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations. The December 31, 2009 remaining FHLB borrowing capacity is elevated as a result of higher eligibility rates from Centennial Bank (formerly First State Bank) being applied to the loans of the former charters which collapsed into Centennial Bank (formerly First State Bank) during 2009.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $47.4 million as of June 30, 2010 and December 31, 2009.
     Table 16 reflects subordinated debentures as of June 30, 2010 and December 31, 2009, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 16: Subordinated Debentures

	As of	As of
	June 30,	December 31,
	2010	2009
	(In thousands)

Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,619
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, callable in the third quarter of 2010 with a penalty ranging from 5.30% to 0.53% depending on the year of prepayment, callable in 2020 without penalty	3,107	3,152
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2011 without penalty	3,093	3,093

Total	$47,439	$47,484

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
Stockholders’ Equity
     Stockholders’ equity was $487.1 million at June 30, 2010 compared to $465.0 million at December 31, 2009, an increase of 4.8%. As of June 30, 2010 and December 31, 2009 our common equity to asset ratio was 14.4% and 15.5%, respectively. Book value per common share was $15.44 at June 30, 2010 compared to $14.71 at December 31, 2009 (stock dividend adjusted).
     Stock Dividends. On April 22, 2010, our Board of Directors declared a 10% stock dividend which was paid June 4, 2010 to shareholders of record as of May 14, 2010. Except for fractional shares, the holders’ of our common stock received 10% additional common stock on June 4, 2010. The common shareholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on June 4, 2010 times the fraction of a share they otherwise would have been entitled to.
     All share and per share amounts have been restated to reflect the retroactive effect of the stock dividend. After issuance, this stock dividend lowered our total capital position by approximately $11,000 as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
     Stock Offering. In September 2009, the Company            raised common equity through an underwritten public offering by issuing 5,445,000 shares of common stock at $18.05. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $93.3 million. In October 2009, the underwriter’s of our stock offering exercised and completed their option to purchase an additional 816,750 shares of common stock at $18.05 to cover over-allotments. The net proceeds of the exercise of the over-allotment option after deducting underwriting discounts and commissions were $14.0 million. The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million.
     Troubled Asset Relief Program. On January 16, 2009, we issued and sold, and the United States Department of the Treasury purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and (2) a ten-year warrant to purchase up to 316,943 shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $23.664 per share, for an aggregate purchase price of $50.0 million in cash. Cumulative dividends on the Preferred Shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. As a result of the recent public stock offering, the number of shares of common stock underlying the ten-year warrant held by the Treasury, has been reduced by half to 158,471.50 shares of our common stock at an exercise price of $23.664 per share.

     These preferred shares will qualify as Tier 1 capital. The preferred shares will be callable at par after three years. Prior to the end of three years, the preferred shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. The Treasury must approve any quarterly cash dividend on our common stock above $0.0545 per share (stock dividend adjusted) or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
     Cash Dividends. We declared cash dividends on our common stock of $0.0545 per share for the three-month periods ended June 30, 2010 and 2009, respectively. The common stock dividend payout ratio for the three months ended June 30, 2010 and 2009 was 17.24% and 21.93%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2010 and 2009 was 14.14% and 20.41%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share.
     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,188,000 shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of June 30, 2010, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2010 and December 31, 2009, we met all regulatory capital adequacy requirements to which we were subject.

     Table 17 presents our risk-based capital ratios as of June 30, 2010 and December 31, 2009.
Table 17: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$487,115	$464,973
Qualifying trust preferred securities	46,000	46,000
Goodwill and core deposit intangibles, net	(57,650)	(55,590)
Unrealized (gain) loss on available-for-sale securities	(3,543)	(176)
Servicing assets	—	(109)

Total Tier 1 capital	471,922	455,098

Tier 2 capital
Qualifying allowance for loan losses	29,764	27,592

Total Tier 2 capital	29,764	27,592

Total risk-based capital	$501,686	$482,690

Average total assets for leverage ratio	$3,000,304	$2,611,964

Risk weighted assets	$2,365,785	$2,192,000

Ratios at end of period
Leverage ratio	15.73%	17.42%
Tier 1 risk-based capital	19.95	20.76
Total risk-based capital	21.21	22.02
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

     Table 18 presents actual capital amounts and ratios as of June 30, 2010 and December 31, 2009, for our bank subsidiary and us.
Table 18: Capital and Ratios

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of June 30, 2010
Leverage ratios:
Home BancShares	$471,922	15.73%	$120,006	4.00%	$	N/A	N/A	%
Centennial Bank	324,317	10.81	120,006	4.00		150,008	5.00
Tier 1 capital ratios:
Home BancShares	$471,922	19.95%	$94,621	4.00%	$	N/A	N/A	%
Centennial Bank	324,317	13.80	94,005	4.00		141,007	6.00
Total risk-based capital ratios:
Home BancShares	$501,686	21.21%	$189,226	8.00%	$	N/A	N/A	%
Centennial Bank	353,893	15.06	187,991	8.00		234,989	10.00

As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	293,665	13.47	174,411	8.00		218,014	10.00
Non-GAAP Financial Measurements
     We had $59.4 million, $57.7 million, and $58.7 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2010, December 31, 2009 and June 30, 2009, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 19 through 23, respectively. Per share amounts have been adjusted for the stock dividend which occurred in June of 2010.
Table 19: Diluted Cash Earnings Per Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
GAAP net income available to common stockholders	$8,287	$4,771	$20,498	$10,450
Intangible amortization after-tax	354	281	645	562

Cash earnings available to common stockholders	$8,641	$5,052	$21,143	$11,012

GAAP diluted earnings per common share	$0.29	$0.22	$0.72	$0.47
Intangible amortization after-tax	0.01	0.01	0.02	0.03

Diluted cash earnings per common share	$0.30	$0.23	$0.74	$0.50

Table 20: Tangible Book Value Per Share

	As of	As of
	June 30,	December 31,
	2010	2009
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.44	$14.71
Tangible book value per common share: (A-C-D)/B	13.35	12.67

(A) Total common equity	$437,749	$415,698
(B) Common shares outstanding	28,344	28,259
(C) Goodwill	53,039	53,039
(D) Core deposit and other intangibles	6,406	4,698
Table 21: Cash Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Return on average assets: A/C	1.17%	0.84%	1.51%	0.91%
Cash return on average assets: B/(C-D)	1.25	0.91	1.59	0.97

(A) Net income available to all stockholders	$8,957	$5,441	$21,838	$11,686
Intangible amortization after-tax	354	281	645	562

(B) Cash earnings	$9,311	$5,722	$22,483	$12,248

(C) Average assets	$3,057,954	$2,590,283	$2,906,876	$2,594,238
(D) Average goodwill, core deposits and other intangible assets	59,731	58,977	58,897	58,804
Table 22: Cash Return on Average Tangible Common Equity

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Return on average common equity: A/C	7.69%	6.53%	9.72%	7.26%
Return on average tangible common equity: B/(C-D)	9.30	8.66	11.63	9.57

(A) Net income available to common stockholders	$8,287	$4,771	$20,498	$10,450
(B) Cash earnings available to common stockholders	8,641	5,052	21,143	11,012
(C) Average common equity	432,480	292,935	425,462	290,079
(D) Average goodwill, core deposits and other intangible assets	59,731	58,977	58,897	58,010

Table 23: Tangible Common Equity to Tangible Assets

	As of	As of
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Equity to assets: B/A	16.03%	17.32%
Common equity to assets: C/A	14.40	15.48
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	12.70	13.63

(A) Total assets	$3,038,889	$2,684,865
(B) Total equity	487,115	464,973
(C) Total common equity	437,749	415,698
(D) Goodwill	53,039	53,039
(E) Core deposit and other intangibles	6,406	4,698
Recently Issued Accounting Pronouncements
     See Note 20 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

Item 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2010, our cash and cash equivalents were $188.2 million, or 6.2% of total assets, compared to $173.5 million, or 6.5% of total assets, as of December 31, 2009. Our investment securities and federal funds sold were $355.3 million as of June 30, 2010 and $333.9 million as of December 31, 2009.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $17.5 million on an unsecured basis as of June 30, 2010 and December 31, 2009. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $232.4 million and $264.4 million at June 30, 2010 and December 31, 2009, respectively. These outstanding balances include $10.0 million in short-term advances and $222.4 million in long-term advances. Our FHLB borrowing capacity was $305.9 million and $418.3 million as of June 30, 2010 and December 31, 2009.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of June 30, 2010 was asset sensitive with a one-year cumulative repricing gap of 20.6%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 24 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2010.
Table 24: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total

				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$153,302	$—	$—	$—	$—	$—	$—	$153,302
Federal funds sold	8,665	—	—	—	—	—	—	8,665
Investment securities	22,852	24,975	13,477	38,292	48,650	38,824	159,551	346,621
Loans receivable	680,249	253,060	287,800	416,237	296,579	211,393	38,454	2,183,772

Total earning assets	865,068	278,035	301,277	454,529	345,229	250,217	198,005	2,692,360

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	29,873	59,746	89,620	179,240	158,283	158,197	158,953	833,912
Time deposits	140,579	193,866	220,757	262,360	96,211	101,731	3	1,015,507
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	53,439	—	—	—	1,257	3,772	4,401	62,869
FHLB borrowed funds	10	45,025	10,128	27,168	9,531	55,857	84,697	232,416
Subordinated debentures	25,782	3,100	—	3,093	—	—	15,464	47,439

Total interest- bearing liabilities	249,683	301,737	320,505	471,861	265,282	319,557	263,518	2,192,143

Interest rate sensitivity gap	$615,385	$(23,702)	$(19,228)	$(17,332)	$79,947	$(69,340)	$(65,513)	$500,217

Cumulative interest rate sensitivity gap	$615,385	$591,683	$572,455	$555,123	$635,070	$565,730	$500,217
Cumulative rate sensitive assets to rate sensitive liabilities	346.5%	207.3%	165.7%	141.3%	139.5%	129.3%	122.8%
Cumulative gap as a % of total earning assets	22.9%	22.0%	21.3%	20.6%	23.6%	21.0%	18.6%

Item 4:	CONTROLS AND PROCEDURES
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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

HOME BANCSHARES, INC. (Registrant)
Date: August 9, 2010	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 9, 2010	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer