Form 10-Q
period 2010-09-30
HOME BANCSHARES INC
filed 2010-11-08
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010
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
Common Stock Issued and Outstanding: 28,441,918 shares as of November 4, 2010.

HOME BANCSHARES, INC.
FORM 10-Q
September 30, 2010

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$39,894	$39,970
Interest-bearing deposits with other banks	168,173	133,520

Cash and cash equivalents	208,067	173,490
Federal funds sold	800	11,760
Investment securities — available for sale	380,717	322,115
Loans receivable not covered by loss share	1,955,263	1,950,285
Loans receivable covered by FDIC loss share	408,239	—
Allowance for loan losses	(43,784)	(42,968)

Loans receivable, net	2,319,718	1,907,317
Bank premises and equipment, net	74,860	70,810
Foreclosed assets held for sale not covered by loss share	12,695	16,484
Foreclosed assets held for sale covered by FDIC loss share	18,563	—
FDIC indemnification asset	176,844	—
Cash value of life insurance	51,694	52,176
Accrued interest receivable	15,269	13,137
Deferred tax asset, net	13,080	14,777
Goodwill	59,663	53,039
Core deposit and other intangibles	8,402	4,698
Mortgage servicing rights	—	1,090
Other assets	51,765	43,972

Total assets	$3,392,137	$2,684,865

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$368,822	$302,228
Savings and interest-bearing transaction accounts	926,746	714,744
Time deposits	1,268,868	818,451

Total deposits	2,564,436	1,835,423
Federal funds purchased	—	—
Securities sold under agreements to repurchase	73,015	62,000
FHLB borrowed funds	187,393	264,360
Accrued interest payable and other liabilities	24,494	10,625
Subordinated debentures	44,331	47,484

Total liabilities	2,893,669	2,219,892

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized: Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	49,411	49,275
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,433,588 in 2010 and 28,259,150 (stock dividend adjusted) in 2009	284	257
Capital surplus	432,668	363,519
Retained earnings	9,934	51,746
Accumulated other comprehensive income	6,171	176

Total stockholders’ equity	498,468	464,973

Total liabilities and stockholders’ equity	$3,392,137	$2,684,865

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data(1))	2010	2009	2010	2009
	(Unaudited)
Interest income:
Loans	$35,673	$30,056	$98,675	$88,583
Investment securities
Taxable	1,802	1,768	5,364	6,673
Tax-exempt	1,492	1,463	4,471	4,104
Deposits — other banks	92	7	258	27
Federal funds sold	3	1	13	12

Total interest income	39,062	33,295	108,781	99,399

Interest expense:
Interest on deposits	6,319	6,489	17,486	21,738
Federal funds purchased	—	2	—	6
FHLB borrowed funds	1,854	2,379	6,113	7,128
Securities sold under agreements to repurchase	137	126	349	361
Subordinated debentures	599	623	1,796	1,958

Total interest expense	8,909	9,619	25,744	31,191

Net interest income	30,153	23,676	83,037	68,208
Provision for loan losses	3,000	3,550	9,850	7,300

Net interest income after provision for loan losses	27,153	20,126	73,187	60,908

Non-interest income:
Service charges on deposit accounts	3,551	3,785	10,275	10,792
Other service charges and fees	1,816	1,705	5,353	5,330
Mortgage lending income	760	488	1,822	2,183
Mortgage servicing income	—	171	314	562
Insurance commissions	248	173	904	628
Income from title services	98	150	353	441
Increase in cash value of life insurance	330	495	1,106	1,546
Dividends from FHLB, FRB & bankers’ bank	151	114	419	320
Gain on acquisitions	—	—	9,334	—
Gain on sale of SBA loans	—	—	18	—
Gain (loss) on sale of premises and equipment, net	2	(21)	221	(33)
Gain (loss) on OREO, net	(1,063)	4	(1,308)	(141)
Gain (loss) on securities, net	(37)	—	(37)	(3)
FDIC indemnification asset	1,895	—	2,631	—
Other income	556	500	1,767	1,483

Total non-interest income	8,307	7,564	33,172	23,108

Non-interest expense:
Salaries and employee benefits	9,637	7,987	27,251	25,363
Occupancy and equipment	3,264	2,706	9,036	8,050
Data processing expense	848	790	2,664	2,380
Other operating expenses	7,545	5,556	19,888	20,775

Total non-interest expense	21,294	17,039	58,839	56,568

Income before income taxes	14,166	10,651	47,520	27,448
Income tax expense	4,606	3,412	16,122	8,523

Net income available to all stockholders	9,560	7,239	31,398	18,925
Preferred stock dividends and accretion of discount on preferred stock	670	670	2,010	1,906

Net income available to common stockholders	$8,890	$6,569	$29,388	$17,019

Basic earnings per common share	$0.32	$0.29	$1.04	$0.77

Diluted earnings per common share	$0.31	$0.29	$1.03	$0.76

(1)	All per share amounts have been restated to reflect the effect of the 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2010 and 2009

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Balance at January 1, 2009	$—	$199	$253,581	$32,639	$(3,375)	$283,044
Comprehensive income:
Net income	—	—	—	18,925	—	18,925
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $3,181	—	—	—	—	4,929	4,929

Comprehensive income						23,854
Issuance of 5,445,000 shares of common stock from public stock offering, net of offering costs of $4,933	—	49	93,275	—	—	93,324
Issuance of 50,000 shares of preferred stock and common stock warrant	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 126,814 shares of common stock from exercise of stock options	—	1	1,295	—	—	1,296
Tax benefit from stock options exercised	—	—	367	—	—	367
Share-based compensation	—	—	5	—	—	5
Cash dividends — Preferred Stock - 5%	—	—	—	(1,770)	—	(1,770)
Cash dividends — Common Stock, $0.1635 per share	—	—	—	(3,584)	—	(3,584)

Balances at September 30, 2009 (unaudited)	49,230	249	349,429	46,074	1,554	446,536
Comprehensive income:
Net income	—	—	—	7,881	—	7,881
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $889	—	—	—	—	(1,378)	(1,378)

Comprehensive income						6,503
Issuance of 816,750 shares of common stock from public stock offering, net of offering costs of $701	—	8	14,009	—	—	14,017
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 13,007 shares of common stock from exercise of stock options	—	—	95	—	—	95
Tax benefit from stock options exercised	—	—	72	—	—	72
Share-based compensation	—	—	(86)	—	—	(86)
Cash dividends — Preferred stock - 5%	—	—	—	(625)	—	(625)
Cash dividends — Common Stock, $0.0545 per share	—	—	—	(1,539)	—	(1,539)

Balances at December 31, 2009	49,275	257	363,519	51,746	176	464,973
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Nine Months Ended September 30, 2010 and 2009

					Accumulated
					Other
	Preferred	Common	Capital	Retained	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	Earnings	Income (Loss)	Total

Comprehensive income:
Net income	—	—	—	31,398	—	31,398
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $3,872	—	—	—	—	5,995	5,995

Comprehensive income						37,393
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 156,069 shares of common stock from exercise of stock options	—	2	1,411	—	—	1,413
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	863	—	—	863
Share-based compensation	—	—	324	—	—	324
Cash dividend — Preferred Stock — 5%	—	—	—	(1,875)	—	(1,875)
Cash dividends — Common Stock, $0.1625 per share	—	—	—	(4,623)	—	(4,623)
Stock dividend — Common Stock — 10%	—	25	66,540	(66,576)	—	(11)

Balances at September 30, 2010 (unaudited)	$49,411	$284	$432,668	$9,934	$6,171	$498,468

(1)	All per share amounts have been restated to reflect the effect of the 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2010	2009
	(Unaudited)
Operating Activities
Net income	$31,398	$18,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,945	3,926
Amortization/(accretion)	52	2,242
Share-based compensation	324	5
Tax benefits from stock options exercised	(863)	(367)
(Gain) loss on assets	969	177
Gain on acquisitions	(9,334)	—
Provision for loan losses	9,850	7,300
Deferred income tax effect	2,100	(337)
Increase in cash value of life insurance	(1,106)	(1,546)
Originations of mortgage loans held for sale	(94,415)	(149,501)
Proceeds from sales of mortgage loans held for sale	79,856	149,590
Changes in assets and liabilities:
Accrued interest receivable	(2,132)	300
Other assets	9,913	(5,791)
Accrued interest payable and other liabilities	5,397	6,759

Net cash provided by (used in) operating activities	35,954	31,682

Investing Activities
Net (increase) decrease in federal funds sold	14,039	7,205
Net (increase) decrease in loans net, excluding loans acquired	10,019	(38,549)
Purchases of investment securities — available for sale	(113,721)	(59,293)
Proceeds from maturities of investment securities — available for sale	107,855	84,063
Proceeds from sale of investment securities — available for sale	5,539	22,972
Proceeds from foreclosed assets held for sale	14,879	4,689
Proceeds from sale of SBA loans	268	—
Sale of mortgage servicing portfolio	225	—
Purchases of premises and equipment, net	(7,722)	(1,340)
Death benefits received	1,585	—
Acquisition of Centennial Bancshares, Inc., net funds received	—	(3,100)
Net cash proceeds received in FDIC-assisted acquisitions	160,587	—

Net cash provided by (used in) investing activities	193,553	16,647

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(90,829)	(67,623)
Net increase (decrease) in securities sold under agreements to repurchase	11,015	(50,125)
Net increase (decrease) in federal funds purchased	—	—
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(107,642)	(425)
Retirement of subordinated debentures	(3,252)	—
Proceeds from exercise of stock options	1,413	1,296
Proceeds from issuance of preferred stock and common stock warrant	—	50,000
Proceeds from issuance of common stock	—	93,324
Disgorgement of profits	11	—
Tax benefits from stock options exercised	863	367
Dividends paid on preferred stock	(1,875)	(1,770)
Dividends paid on common stock	(4,634)	(3,584)

Net cash provided by (used in) financing activities	(194,930)	21,460

Net change in cash and cash equivalents	34,577	69,789
Cash and cash equivalents — beginning of year	173,490	54,168

Cash and cash equivalents — end of period	$208,067	$123,957

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations
     Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary — Centennial Bank (the Bank). During 2009, the Company completed the combination of its former bank charters into a single charter, adopting Centennial Bank as the common name. The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida and the Florida Panhandle. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
     A summary of the significant accounting policies of the Company follows:
Operating Segments
     Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of the Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.
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
     Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and were treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.
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
     Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded until cash is received from the FDIC.
     For further discussion of the Company’s acquisitions and loan accounting, see Note 2 and Note 5 to the consolidated financial statements.
     Interim financial information
     The accompanying unaudited consolidated financial statements as of September 30, 2010 and 2009 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Net income available to common stockholders	$8,890	$6,569	$29,388	$17,019

Average shares outstanding	28,403	22,528	28,334	22,087
Effect of common stock options	241	245	246	264

Diluted shares outstanding	28,644	22,773	28,580	22,351

Basic earnings per common share	$0.32	$0.29	$1.04	$0.77
Diluted earnings per common share	$0.31	$0.29	$1.03	$0.76
     Warrant to purchase 158,471.50 shares of common stock at $23.664 (stock dividend adjusted) were outstanding at September 30, 2010. At September 30, 2009, 316,943 shares of common stock at $23.664 (stock dividend adjusted) were outstanding. These shares of common stock were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
2. Business Combinations
     Acquisition Old Southern Bank
     On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which the Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. The Company plans to keep all of the branches except for one location in downtown Orlando. The downtown Orlando location was closed during the third quarter of 2010. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $335.3 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Old Southern as part of the purchase and assumption agreement but exercised its option late in the second quarter of 2010 to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $5.3 million of bank premises and equipment from the FDIC.

     In connection with the Old Southern acquisition, Centennial Bank entered into loss sharing agreements with the FDIC that cover $282.0 million of assets, based upon the seller’s records, including single family residential mortgage loans, commercial real estate, commercial and industrial loans, and foreclosed assets (collectively, “covered assets”). Centennial Bank acquired other Old Southern assets that are not covered by the loss sharing agreements with the FDIC including interest-bearing deposits with other banks, investment securities purchased at fair market value and other tangible assets. Pursuant to the terms of the loss sharing agreements, the covered assets are subject to a stated loss threshold of $110.0 million whereby the FDIC will reimburse Centennial Bank for 80% of losses of up to $110.0 million, and 95% of losses in excess of this amount. Centennial Bank will reimburse the FDIC for its share of recoveries with respect to losses for which the FDIC paid Centennial Bank a reimbursement under the loss sharing agreements. The FDIC’s obligation to reimburse Centennial Bank for losses with respect to covered assets begins with the first dollar of loss incurred.
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
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $73.5 million for the Old Southern Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Old Southern constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

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
     The Company’s operating results for the period ended September 30, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 12, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Old Southern’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
     Acquisition Key West Bank
     On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).
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
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Key West as part of the purchase and assumption agreement but exercised its option late in the second quarter of 2010 to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $1.0 million of bank premises and equipment from the FDIC.
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
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $12.2 million for the Key West Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Key West constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

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
     FHLB borrowed funds — FHLB borrowed funds included four short-term rate advances. As a result of the short-term nature of these borrowings, the carrying amount of the borrowings is a reasonable estimate of fair value.
     The Company’s operating results for the period ended September 30, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 26, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Key West’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
     Acquisition Coastal Community Bank and Bayside Savings Bank
     On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC (collectively, the “Coastal-Bayside Agreements”), as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (Coastal) and Bayside Savings Bank (Bayside), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.
     Prior to the acquisition, Coastal and Bayside operated 12 banking centers in the Florida Panhandle area. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired $425.4 million in assets and assumed approximately $422.3 million of the deposits of Coastal and Bayside. Additionally, Centennial Bank purchased loans with an estimated fair value of $204.6 million, $9.6 million of foreclosed assets and $18.5 million of investment securities.

     Centennial Bank did not acquire a material amount of the real estate, banking facilities, furniture and equipment of Coastal and Bayside as part of the purchase and assumption agreements but has the option to purchase these assets at fair market value from the FDIC. This purchase option expires 90 days after acquisition date. Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals and determined at a later date. Centennial Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final decision is made.
     In connection with the Coastal-Bayside acquisition, Centennial Bank entered into loss sharing agreements with the FDIC. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse Centennial Bank for 80% of all losses with respect to covered assets. Centennial Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid Centennial Bank 80% reimbursement under the loss sharing agreements.
     The amounts covered by the loss sharing agreements are the pre-acquisition book values of the underlying covered assets, the contractual balance of unfunded commitments that were acquired, and certain future net direct costs. The loss sharing agreements applicable to single family residential mortgage loans provide for FDIC loss sharing and Centennial Bank reimbursement to the FDIC for ten years. The loss sharing agreements applicable to all other covered assets provide for FDIC loss sharing for five years and Centennial Bank reimbursement of recoveries to the FDIC for eight years.
     The loss sharing agreements are subject to certain servicing procedures as specified in the agreements with the FDIC. The fair value of the loss sharing agreements was recorded as an indemnification asset at their estimated fair value of $98.0 million on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, $6.6 million of goodwill was recorded. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax asset of $4.3 million. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Coastal and Bayside constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

	Coastal-Bayside
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$6,652	$32,797	$39,449
Interest-bearing deposits with other banks	49,486	—	49,486
Investment securities	18,541	—	18,541
Loans receivable not covered by FDIC loss share	7,077	(3,022)	4,055
Loans receivable covered by FDIC loss share	317,208	(116,639)	200,569

Total loans receivable	324,285	(119,661)	204,624
Foreclosed assets held for sale covered by loss share	22,954	(13,317)	9,637
FDIC indemnification asset	—	98,000	98,000
Deferred tax asset	—	4,275	4,275
Goodwill	—	6,624	6,624
Core deposit intangible	—	2,670	2,670
Other assets	3,510	—	3,510

Total assets acquired	$425,428	$11,388	$436,816

Liabilities
Deposits
Demand and non-interest-bearing	$14,288	$—	$14,288
Savings and interest-bearing transaction accounts	95,975	—	95,975
Time deposits	312,008	2,368	314,376

Total deposits	422,271	2,368	424,639
FHLB borrowed funds	10,046	619	10,665
Accrued interest payable and other liabilities	327	1,185	1,512

Total liabilities assumed	$432,644	$4,172	$436,816

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks and interest-bearing deposits with other banks — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $32.8 million adjustment is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.
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
     Core deposit intangible — This intangible asset represents the value of the relationships that Coastal and Bayside had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.
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
     Deferred tax asset — The deferred tax asset of $4.3 million as of acquisition date is solely related to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction.
     Goodwill — The consideration paid as a result of the acquisition exceeded the fair value of the assets received; therefore the Company recorded $6.6 million of goodwill.
     Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The Bank did not reset deposit rates to current market rates even though the rates were above market; therefore, a $2.4 million fair value adjustment was recorded for time deposits.
     FHLB borrowed funds — The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.
     The Company’s operating results for the period ended September 30, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the July 30, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Coastal and Bayside’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2010
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$122,635	$3,015	$—	$125,650
Mortgage-backed securities	96,279	3,363	(1,022)	98,620
State and political subdivisions	148,754	4,958	(88)	153,624
Other securities	2,892	—	(69)	2,823

Total	$370,560	$11,336	$(1,179)	$380,717

	December 31, 2009
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

     Assets, principally investment securities, having a carrying value of approximately $320.3 million and $231.3 million at September 30, 2010 and December 31, 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $73.0 million and $62.0 million at September 30, 2010 and December 31, 2009, respectively.
     During the three-month and nine-month periods ended September 30, 2010, $5.6 million available for sale securities were sold. The gross realized gains and losses on these sales totaled approximately $34,000 and $1,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.
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
     The amortized cost and estimated fair value of securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$135,219	$136,429
Due after one year through five years	160,613	166,389
Due after five years through ten years	45,809	48,375
Due after ten years	28,919	29,524

Total	$370,560	$380,717

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
     One security was deemed by management to have other-than-temporary impairment of approximately $70,000 for the three and nine month periods ended September 30, 2010. No other securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.
     For the period ended September 30, 2010, the Company had $1.2 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Included in the $1.2 million in unrealized losses are $1.0 million in unrealized losses, which were associated with government-sponsored mortgage-back securities. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 79.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of the periods ended September 30, 2010 and December 31, 2009:

	September 30, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	2,073	(12)	4,101	(1,010)	6,174	(1,022)
State and political subdivisions	1,505	(7)	4,834	(81)	6,339	(88)
Other securities	—	—	2,670	(69)	2,670	(69)

Total	$3,578	$(19)	$11,605	$(1,160)	$15,183	$(1,179)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$41,078	$(463)	$—	$—	$41,078	$(463)
Mortgage-backed securities	10,837	(205)	4,411	(1,485)	15,248	(1,690)
State and political subdivisions	10,647	(146)	17,957	(1,229)	28,604	(1,375)
Other securities	—	—	1,562	(1,350)	1,562	(1,350)

Total	$62,562	$(814)	$23,930	$(4,064)	$86,492	$(4,878)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$824,041	$808,983
Construction/land development	366,302	368,723
Agricultural	27,019	33,699
Residential real estate loans
Residential 1-4 family	377,843	382,504
Multifamily residential	59,032	62,609

Total real estate	1,654,237	1,656,518
Consumer	35,729	39,084
Commercial and industrial	215,245	219,847
Agricultural	23,177	10,280
Other	26,875	24,556

Loans receivable not covered by loss share	$1,955,263	$1,950,285

     The following is a summary of activity within the allowance for loan losses:

	2010	2009
	(In thousands)
Balance, beginning of year	$42,968	$40,385
Additions
Provision charged to expense	9,850	7,300

Net loans charged off
Losses charged to allowance, net of recoveries of $1,785 and $1,355 for the first nine months of 2010 and 2009, respectively	9,034	6,475

Balance, September 30	$43,784	41,210

Additions
Provision charged to expense		3,850

Net loans charged off
Losses charged to allowance, net of recoveries of $547 for the last three months of 2009		2,092

Balance, end of year		$42,968

     At September 30, 2010 and December 31, 2009, accruing loans not covered by loss share delinquent 90 days or more totaled $162,000 and $2.9 million, respectively. Non-accruing loans not covered by loss share at September 30, 2010 and December 31, 2009 were $41.4 million and $37.1 million, respectively.
     During the three-month period ended September 30, 2010, the Company did not sell any of the guaranteed portions of SBA loans. During the nine-month period ended September 30, 2010, the Company sold $247,500 of the guaranteed portion of certain SBA loans, which resulted in a gain of $18,000. The Company did not sell any of the guaranteed portions of SBA loans during 2009.

     Mortgage loans held for sale of approximately $19.3 million and $4.8 million at September 30, 2010 and December 31, 2009, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2010 and December 31, 2009 were not material.
     At September 30, 2010 and December 31, 2009, non-covered impaired loans totaled $63.6 million and $44.4 million, respectively. As of September 30, 2010 and 2009, average non-covered impaired loans were $54.5 million and $40.1 million, respectively. All non-covered impaired loans had designated reserves for possible loan losses. Reserves relative to non-covered impaired loans were $22.1 million and $16.6 million at September 30, 2010 and December 31, 2009, respectively. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2010 and 2009 was approximately $1.9 million and $2.0 million, respectively.
5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West and Coastal-Bayside described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of September 30, 2010 for the Old Southern, Key West, and Coastal-Bayside FDIC-assisted transactions:

Loans
Receivable
Covered
by FDIC
Loss Share
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$142,571
Construction/land development	111,850
Agricultural	1,805
Residential real estate loans
Residential 1-4 family	110,271
Multifamily residential	12,014

Total real estate	378,511
Consumer	215
Commercial and industrial	29,136
Agricultural	1
Other	376

Total loans receivable covered by FDIC loss share (1)	$408,239

(1)	These loans were not classified as nonperforming assets at September 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

     The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates than those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.
     The following is a summary of the covered impaired loans acquired in the acquisitions during 2010 as of the dates of acquisition.

	Old Southern	Key West	Coastal-Bayside
Contractually required principal and interest at acquisitions	$301,797	$100,146	$334,091
Non-accretable difference (expected losses and foregone interest)	(93,930)	(32,699)	(116,252)

Cash flows expected to be collected at acquisition	207,867	67,447	217,839
Accretable yield	(28,802)	(20,506)	(17,270)

Basis in acquired loans at acquisition	$179,065	$46,941	$200,569

     As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the Old Southern, Key West, and Coastal-Bayside transactions were $736.0 million. The cash flows expected to be collected as of the acquisition dates for these loans were $493.2 million, including interest. These amounts were determined based upon the estimated remaining life of the underlying loans, which includes the effects of estimated prepayments.
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the nine months ended September 30, 2010 for Old Southern, Key West and Coastal-Bayside.

		Carrying
	Accretable	Amount of
	Yield	Loans
	(In thousands)
Balance at beginning of period	$—	$—
Additions	66,578	426,575
Accretion	(10,557)	10,557
Payments received, net	—	(28,893)

Balance at end of period	$56,021	$408,239

     There were no allowances for loan losses related to the purchased impaired loans at September 30, 2010.
     Due to the short time period between the execution of the Coastal-Bayside purchase and assumption agreements and September 30, 2010, certain amounts related to the purchased Coastal-Bayside impaired loans are preliminary estimates. Additionally, Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices.

6: Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles for the nine-month period ended September 30, 2010 and for the year ended December 31, 2009, were as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Goodwill
Balance, beginning of period	$53,039	$50,038
Acquisition of Centennial Bancshares, Inc.	—	3,100
FDIC-assisted acquisitions	6,624	—
Charter consolidation	—	(99)

Balance, end of period	$59,663	$53,039

	2010	2009
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$4,698	$6,547
FDIC-assisted acquisitions	5,440	—
Amortization expense	(1,736)	(1,387)

Balance, September 30	$8,402	5,160

Amortization expense		(462)

Balance, end of year		$4,698

     The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2010 and December 31, 2009 were:

	September 30,	December 31,
	2010	2009
	(In thousands)
Gross carrying amount	$19,591	$14,151
Accumulated amortization	11,189	9,453

Net carrying amount	$8,402	$4,698

     Core deposit and other intangible amortization was approximately $674,000 and $462,000 for each of the three-months ended September 30, 2010 and 2009, respectively. Core deposit and other intangible amortization was approximately $1.7 million and $1.4 million for each of the nine-months ended September 30, 2010 and 2009, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2010 through 2014 is: 2010 — $2.4 million; 2011 — $2.1 million; 2012 — $1.6 million; 2013 — $1.6 million; and 2014 — $1.5 million.
     Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
7: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $798.0 million and $482.6 million at September 30, 2010 and December 31, 2009, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.9 million and $3.2 million for the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 and December 31, 2009, brokered deposits were $87.7 million and $71.0 million, respectively.

     Deposits totaling approximately $233.0 million and $206.6 million at September 30, 2010 and December 31, 2009, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8: Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase consist of obligations of the Company to other parties. At the point funds deposited by customers become investable, those funds are used to purchase securities owned by the Company and held in its general account with the designation of Customers’ Securities. A third party maintains control over the securities underlying overnight repurchase agreements. The securities involved in these transactions are generally U.S. Treasury or Federal Agency issues. Securities sold under agreements to repurchase generally mature on the banking day following that on which the investment was initially purchased and are treated as collateralized financing transactions which are recorded at the amounts at which the securities were sold plus accrued interest. Interest rates and maturity dates of the securities involved vary and are not intended to be matched with funds from customers. At September 30, 2010 and December 31, 2009, securities sold under agreements to repurchase totaled $73.0 million and $62.0 million, respectively. For the three month periods ended September 30, 2010 and December 31, 2009, securities sold under agreements to repurchase daily weighted average totaled $68.6 million and $62.8 million, respectively. For the nine-month period ended September 30, 2010 and the year ended December 31, 2009, securities sold under agreements to repurchase daily weighted average totaled $61.4 million and $70.8 million, respectively.
9: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $187.4 million and $264.4 million at September 30, 2010 and December 31, 2009, respectively. The outstanding balance for September 30, 2010 includes $5.0 million of short-term advances and $182.4 million of long-term advances. All of the outstanding balance for December 31, 2009 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. As of September 30, 2010, the Company has one short-term rate advance associated with the Key West Acquisition with a rate of 0.65%. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

10: Subordinated Debentures
     Subordinated debentures at September 30, 2010 and December 31, 2009 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30,	December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, called in the third quarter of 2010 with a penalty of 5.30%	—	3,153
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2011 without penalty	3,093	3,093

Total subordinated debt	$44,331	$47,484

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
     During the third quarter of 2010, one trust preferred security became callable with a penalty of 5.30% based on the terms of the particular agreement. The Company requested permission from the Treasury to retire this source of capital. The Treasury subsequently granted the request to pay off this trust preferred security during the third quarter. Upon approval from the Treasury, the Company made the election to pay off this $3.2 million trust preferred security during the third quarter of 2010.

11: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Current:
Federal	$4,262	$3,619	$11,449	$7,495
State	1,196	675	2,573	1,365

Total current	5,458	4,294	14,022	8,860

Deferred:
Federal	(373)	(736)	2,087	(282)
State	(479)	(146)	13	(55)

Total deferred	(852)	(882)	2,100	(337)

Provision for income taxes	$4,606	$3,412	$16,122	$8,523

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(4.14)	(5.20)	(3.65)	(5.55)
Cash value of life insurance	(0.82)	(1.63)	(0.81)	(1.97)
State income taxes, net of federal benefit	2.56	3.23	3.54	3.10
Other	(0.08)	0.63	(0.15)	0.47

Effective income tax rate	32.52%	32.03%	33.93%	31.05%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$17,131	$16,760
Deferred compensation	1,477	937
Stock options	324	389
Non-accrual interest income	1,328	1,115
Impairment of investment securities	39	39
Real estate owned	504	504
FDIC-assisted acquisitions	614	—
Other	151	633

Gross deferred tax assets	21,568	20,377

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,075	2,501
Unrealized gain on securities	3,986	114
Core deposit intangibles	1,275	1,823
FHLB dividends	859	850
Other	293	312

Gross deferred tax liabilities	8,488	5,600

Net deferred tax assets	$13,080	$14,777

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

     These preferred shares qualify as Tier 1 capital. Due to the Company’s public common stock offering during 2009, the preferred shares are currently callable at par. The preferred shares may be redeemed with the proceeds from this common stock offering. The Treasury must approve any quarterly cash dividend on our common stock above $0.0545 per share (stock dividend adjusted) or share repurchases until three years from the date of the investment unless the shares are paid off in whole or transferred to a third party.
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
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, is approximately $76,000 as of September 30, 2010. The intrinsic value of the stock options outstanding and stock options vested at September 30, 2010 was $6.5 million and $6.4 million, respectively. The intrinsic value of the stock options exercised during the three-month and nine-month periods ended September 30, 2010 was approximately $1.4 million and $2.4 million, respectively.
     The table below summarized the transactions under the Company’s stock option plans at September 30, 2010 and December 31, 2009 and changes during the nine-month period and year then ended, respectively:

	For the Nine Months Ended		For the Year Ended
	September 30, 2010		December 31, 2009
		Weighted		Weighted
		Average		Average
		Exercisable		Exercisable
	Shares (000)	Price	Shares (000)	Price
Outstanding, beginning of year	835	$10.46	1,176	$10.65
Granted	—	—	—	—
Forfeited/Expired	—	—	(201)	11.93
Exercised	156	9.05	140	9.95

Outstanding, end of period	679	10.79	835	10.46

Exercisable, end of period	640	$10.34	779	$9.93

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during the nine-months ended September 30, 2010. There were no options granted during the year-ended December 31, 2009.

     The following is a summary of currently outstanding and exercisable options at September 30, 2010:

Options Outstanding				Options Exercisable
		Weighted- Average
		Remaining
	Options Outstanding	Contractual Life	Weighted- Average	Options Exercisable	Weighted- Average
Exercise Prices	Shares (000)	(in years)	Exercise Price	Shares (000)	Exercise Price
$5.17 to $5.63	3	1.34	$5.28	3	$5.28
$6.17 to $7.01	130	2.52	6.25	130	6.25
$7.85 to $8.68	92	3.02	8.55	92	8.55
$9.55 to $9.83	52	4.81	9.63	52	9.63
$10.66 to $10.66	105	5.19	10.66	105	10.66
$11.09 to $11.09	189	5.45	11.09	189	11.09
$16.65 to $17.82	60	6.94	17.30	33	17.38
$18.50 to $18.62	19	6.60	18.57	11	18.57
$20.33 to $22.74	29	6.63	20.78	25	20.44

	679			640

     During the third quarter of 2009, the Company granted 7,040 shares of restricted common stock to its President and Chief Operating Officer. Due to the death of this officer, these shares of restricted shares became fully vested. The amount of expense during the first quarter of 2010 associated with the vesting of the 7,040 shares was approximately $144,000. These restricted shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares.
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

13. Non-Interest Expense
     The table below shows the components of non-interest expense for three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Salaries and employee benefits	$9,637	$7,987	$27,251	$25,363
Occupancy and equipment	3,264	2,706	9,036	8,050
Data processing expense	848	790	2,664	2,380
Other operating expenses:
Advertising	532	567	1,351	2,023
Merger expenses	1,653	2	2,970	1,640
Amortization of intangibles	674	462	1,736	1,387
Amortization of mortgage servicing rights	—	218	436	583
Electronic banking expense	495	686	1,468	2,438
Directors’ fees	176	239	502	760
Due from bank service charges	142	104	335	311
FDIC and state assessment	908	913	2,792	3,827
Insurance	309	278	905	846
Legal and accounting	426	74	1,170	877
Mortgage servicing expense	4	75	164	225
Other professional fees	385	278	1,066	787
Operating supplies	226	217	619	622
Postage	167	163	481	512
Telephone	240	164	530	523
Other expense	1,208	1,116	3,363	3,414

Total other operating expenses	7,545	5,556	19,888	20,775

Total non-interest expense	$21,294	$17,039	$58,839	$56,568

14: Concentration of Credit Risks
     The Company’s primary market areas are in central Arkansas, north central Arkansas, northwest Arkansas, southern Arkansas, central Florida, southwest Florida, the Florida Panhandle and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
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

     Although the Company has a diversified loan portfolio, at September 30, 2010 and December 31, 2009, non-covered commercial real estate loans represented 62.3% and 62.1% of gross non-covered loans and 244.2% and 260.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.3% and 22.8% of gross non-covered loans and 87.6% and 95.7% of total stockholders’ equity at September 30, 2010 and December 31, 2009, respectively.
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
     At September 30, 2010 and December 31, 2009, commitments to extend credit of $269.3 million and $299.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2010 and December 31, 2009, is $16.8 million and $15.6 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

17: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. In 2009, the Company received a dividend for $2.1 million from its banking subsidiary. During the first nine months of 2010, the Company did not request any dividends from its banking subsidiary. As a result of the 2010 FDIC-assisted acquisition transactions, the Company could deem appropriate to apply the option to request dividends from its banking subsidiary during the fourth quarter of 2010.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2010, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 14.49%, 18.48%, and 19.74%, respectively, as of September 30, 2010.
18: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(In thousands)
Interest paid	$9,281	$10,804	$17,728	$32,614
Income taxes paid	1,700	4,600	9,050	10,000
Assets acquired by foreclosure	1,797	4,784	8,670	17,178
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
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of September 30, 2010, Level 3 securities were immaterial.

     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Non-covered impaired loans, net of specific allowance, were $41.5 million and $27.8 million as of September 30, 2010 and December 31, 2009, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of September 30, 2010 and December 31, 2009, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $12.7 million and $16.5 million, respectively.
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
     Net loans receivable covered by FDIC loss share — Fair values for loans are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.
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

	September 30, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$208,067	$208,067
Federal funds sold	800	800
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,870,026	1,857,754
Loans receivable covered by FDIC loss share	408,239	408,239
FDIC indemnification asset	176,844	176,844
Accrued interest receivable	15,269	15,269

Financial liabilities:
Deposits:
Demand and non-interest bearing	$368,822	$368,822
Savings and interest-bearing transaction accounts	926,746	926,746
Time deposits	1,268,868	1,277,253
Federal funds purchased	—	—
Securities sold under agreements to repurchase	73,015	73,015
FHLB and other borrowed funds	187,393	194,406
Accrued interest payable	2,718	2,718
Subordinated debentures	44,331	48,394

	December 31, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,490	$173,490
Federal funds sold	11,760	11,760
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,879,544	1,876,544
Accrued interest receivable	13,137	13,137

Financial liabilities:
Deposits:
Demand and non-interest bearing	$302,228	$302,228
Savings and interest-bearing transaction accounts	714,744	714,744
Time deposits	818,451	823,139
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	62,000
FHLB and other borrowed funds	264,360	265,246
Accrued interest payable	3,245	3,245
Subordinated debentures	47,484	52,325

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
21. Subsequent Events
     On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (Wakulla).
     Prior to the acquisition, Wakulla operated 12 banking centers in the Florida Panhandle. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired approximately $322.4 million in assets and assumed approximately $354.2 million in deposits of Wakulla. Additionally, excluding the effects of purchase accounting adjustments, Centennial Bank purchased performing loans of approximately $236.7 million, $45.9 million of marketable securities and $27.6 million of federal funds sold. In connection with this acquisition, the FDIC has made an initial payment to Centennial Bank in the amount of approximately $80.9 million, based upon the closing date balance sheet for Wakulla. The cash payment is settlement for the net equity received, assets discount bid, charge-offs since July 28, 2010, and other customary closing adjustments.
     In connection with the Wakulla acquisition, Centennial Bank entered into a loss sharing agreement with the FDIC. Pursuant to the terms of the loss sharing agreement, the FDIC is obligated to reimburse Centennial Bank for 70% of losses on the first loss tranche of up to $15.7 million in single family residential loans and up to $22.7 million in commercial loans. The FDIC will reimburse Centennial Bank for 30% of losses on the second loss tranche including the next $8.6 million in single family residential loans and the next $25.7 million in commercial loans. The FDIC will reimburse Centennial Bank for 80% of losses above these amounts with respect to covered loans. Centennial Bank will reimburse the FDIC for 70%, 30% and 80%, respectively, of recoveries with respect to losses for which the FDIC paid Centennial Bank the respective percentage reimbursement under the loss sharing agreements. The loss sharing agreement does not provide loss sharing for consumer loans, estimated to total approximately $23.2 million, which we acquired from Wakulla.
     The third-party valuations on the acquired assets and assumed liabilities associated with the Wakulla acquisition are not currently available to the Company; therefore no fair value adjustments have been applied. When these reports become available, the Company will report the required financial statements to the Securities and Exchange Commission in an amendment on Form 8-K. In any event, the Company will file these financial statements on Form 8-K no later than December 17, 2010.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2010 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2010 and 2009 and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.
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
November 8, 2010

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of September 30, 2010, we had, on a consolidated basis, total assets of $3.39 billion, loans receivable not covered by loss share of $1.96 billion, total deposits of $2.56 billion, and stockholders’ equity of $498.5 million.
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
Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
		(Dollars in thousands, except per share data)
Total assets	$3,392,137	$2,631,736	$3,392,137	$2,631,736
Loans receivable not covered by loss share	1,955,263	1,971,039	1,955,263	1,971,039
Loans receivable covered by FDIC loss share	408,239	—	408,239	—
Total deposits	2,564,436	1,780,285	2,564,436	1,780,285
Total stockholders’ equity	498,468	446,536	498,468	446,536
Net income	9,560	7,239	31,398	18,925
Net income available to common stockholders	8,890	6,569	29,388	17,019
Basic earnings per common share	0.32	0.29	1.04	0.77
Diluted earnings per common share	0.31	0.29	1.03	0.76
Diluted cash earnings per common share (1)	0.33	0.30	1.07	0.80
Annualized net interest margin — FTE	4.35%	4.26%	4.30%	4.09%
Efficiency ratio	52.14	51.38	47.82	58.62
Annualized return on average assets	1.15	1.12	1.38	0.98
Annualized return on average common equity	7.81	8.46	9.06	7.69

(1)	See Table 20 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
Results of Operations for Three Months Ended September 30, 2010 and 2009
     Our net income increased 32.1% to $9.6 million for the three-month period ended September 30, 2010, from $7.2 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.31 and $0.29 for the three-month periods ended September 30, 2010 and 2009, respectively. The $2.3 million increase in net income is primarily associated with $6.5 million of additional net interest income from the additional earning assets from our four FDIC-assisted transactions combined with a 9 basis point increase in net interest margin plus new income from FDIC indemnification accretion offset by the increased OREO losses and increased costs associated with mergers and acquisitions.
     Our annualized return on average assets was 1.15% for the three months ended September 30, 2010, compared to 1.12% for the same period in 2009. Our annualized return on average common equity was 7.81% for the three months ended September 30, 2010, compared to 8.46% for the same period in 2009, respectively. The slight improvement in annualized return on average assets was primarily due to the previously discussed changes in earnings and assets for the three months ended September 30, 2010, compared to the same period in 2009. The decrease in annualized return on average common equity was primarily due to the increased average common equity offset by the improvements in earnings in the third quarter of 2010 when compared to the same quarter in 2009. The primary reason for the lower average common equity in the third quarter of 2009 results from the equity added late in September 2009 from our common stock offering.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.35% for the three months ended September 30, 2010, compared to 4.26% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on earning assets allowed the Company to expand net interest margin by 9 basis points.
     Our efficiency ratio was 52.14% for the three months ended September 30, 2010, compared to 51.38% for the same period in 2009. While the quarterly efficiency ratio reported for September 30, 2010 compared to September 30, 2009 reflected a slight decline, we are pleased with the reported quarterly efficiency ratio for September 30, 2010 considering the losses on OREO and the merger expenses related to our FDIC acquisitions during the third quarter of 2010. This indicates a continued improvement of our overall operations.
Results of Operations for Nine Months Ended September 30, 2010 and 2009
     Our net income increased 65.9% to $31.4 million for the nine-month period ended September 30, 2010, from $18.9 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $1.03 and $0.76 for the nine-month periods ended September 30, 2010 and 2009, respectively. The $12.5 million increase in net income is primarily associated with an $9.3 million pre-tax gain on the first quarter 2010 FDIC-assisted acquisitions, $14.8 million of additional net interest income from a 21 basis point increase in net interest margin combined with the additional earning assets from our four FDIC-assisted transactions plus new income from FDIC indemnification accretion and reduced FDIC assessment, advertising and electronic banking expenses offset by the higher provision for loan losses, increased OREO losses, increased costs associated with merger and acquisitions, lower income from service charges and lower income from cash value of life insurance.
     In addition to the $9.3 million pre-tax gain on the acquisitions, the Company incurred $3.0 million of acquisition expenses for the transactions during the first nine months of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $3.9 million or $0.14 diluted earnings per common share. If adjusted for these non core items, the announced profit for the first nine months of 2010 would reflect core net income of $27.5 million or $0.89 diluted earnings per share.

     Our annualized return on average assets was 1.38% for the nine months ended September 30, 2010, compared to 0.98% for the same period in 2009. Our annualized return on average common equity was 9.06% for the nine months ended September 30, 2010, compared to 7.69% for the same period in 2009, respectively. The improvements in annualized return on average assets and annualized return on average common equity were primarily due to the previously discussed changes in earnings and assets for the nine months ended September 30, 2010, compared to the same period in 2009.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.30% for the nine months ended September 30, 2010, compared to 4.09% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on earning assets allowed the Company to expand net interest margin by 21 basis points.
     Our efficiency ratio was 47.82% for the nine months ended September 30, 2010, compared to 58.62% for the same period in 2009. This positive progress was primarily due to the gains earned on acquisitions, our ability to raise net interest margin and the continued improvement of our overall operations. Excluding the $6.3 million pre-tax combined profit on the FDIC-assisted acquisitions, $1.3 million of losses on OREO and $37,000 of losses on investment securities, our core efficiency ratio for the nine-months ended September 30, 2010 would have been 48.58%.
Financial Condition as of and for the Period Ended September 30, 2010 and December 31, 2009
     Our total assets as of September 30, 2010 increased $707.3 million, an annualized growth of 35.1%, to $3.39 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $5.0 million, an annualized growth of 0.34%, to $1.96 billion as of September 30, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $33.5 million to $498.5 million as of September 30, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with assets acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the $37.4 million of comprehensive income less the $6.5 million of dividends paid for 2010. The annualized growth in stockholders’ equity for the first nine months of 2010 was 9.6%.
     As of September 30, 2010, our non-performing non-covered loans increased to $41.6 million, or 2.13%, of total non-covered loans from $39.9 million, or 2.05%, of total non-covered loans as of December 31, 2009. The allowance for loan losses as a percent of non-performing loans decreased to 105.32% as of September 30, 2010, compared to 107.57% as of December 31, 2009. Non-performing non-covered loans in Florida were $29.3 million at September 30, 2010 compared to $30.2 million as of December 31, 2009.
     As of September 30, 2010, our non-performing non-covered assets slightly improved to $54.4 million, or 1.95%, of total non-covered assets from $56.8 million, or 2.12%, of total non-covered assets as of December 31, 2009. Non-performing non-covered assets in Florida were $36.6 million at September 30, 2010 compared to $40.8 million as of December 31, 2009.
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
     Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other in the fourth quarter.
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
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $342.6 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Old Southern.
     Acquisition Key West Bank
     On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).
     Prior to the acquisition, Key West operated one banking center located in Key West, Florida. Including the effects of purchase accounting adjustments, Centennial Bank acquired $89.6 million in assets and assumed approximately $66.7 million of the deposits of Key West. Additionally, Centennial Bank purchased loans with an estimated fair value of $46.9 million, $5.7 million of foreclosed assets and assumed $20.0 million of FHLB advances.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Key West.

     Acquisition Coastal Community Bank and Bayside Savings Bank
     On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC (collectively, the “Coastal-Bayside Agreements”), as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (Coastal) and Bayside Savings Bank (Bayside), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.
     Prior to the acquisition, Coastal and Bayside operated 12 banking centers in the Florida Panhandle area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $436.8 million in assets and assumed approximately $424.6 million of the deposits of Coastal and Bayside. Additionally, Centennial Bank purchased loans with an estimated fair value of $204.6 million, $9.6 million of foreclosed assets and $18.5 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Coastal and Bayside.
     Acquisition Wakulla Bank
     On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (Wakulla).
     Prior to the acquisition, Wakulla operated 12 banking centers in the Florida Panhandle. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired approximately $322.4 million in assets and assumed approximately $354.2 million in deposits of Wakulla. Additionally, excluding the effects of purchase accounting adjustments, Centennial Bank purchased performing loans of approximately $236.7 million, $45.9 million of marketable securities and $27.6 million of federal funds sold.
     FDIC-Assisted Acquisitions
     The acquisitions of Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank and Wakulla Bank are seen as attractive by Home BancShares. The transactions provide the ability to expand into opportunistic markets and increase market share in Florida. The transactions are anticipated to be profitable due to the pricing associated with the acquired loan portfolio and the establishment of the indemnification asset. The ability to add immediate deposit growth helps to supplement organic deposit growth. Also, reduction in the duplication of efforts and centralization of functions within the organizations is expected to lead to increased efficiencies and increased profitability. Should the acquired markets not perform as expected, the losses associated with the covered assets significantly exceed expectations, the operational efforts required to integrate the acquisitions and manage the loss share require significantly more resources than anticipated or the overall financial performance of the acquired institutions may not reach expectations and may adversely affect the overall financial performance of our Company.
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
     During 2010, Centennial Bank has entered into five loss sharing agreements with the FDIC. Through these five transactions, the Company has added a total of thirty-one branch locations in Florida. These branch locations include one in the Florida Keys, six in the Greater Orlando MSA, and twenty-four in the Florida Panhandle, which contains seven locations in the Panama City MSA and nine locations in the Tallahassee MSA. The Company is currently evaluating the branch locations acquired from the FDIC. Although the Company plans to keep most of these branches, presently no final determination for any potential branch closures has been made.
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
Results of Operations
     For Three Months Ended September 30, 2010 and 2009
     Our net income increased 32.1% to $9.6 million for the three-month period ended September 30, 2010, from $7.2 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $0.31 and $0.29 for the three-month periods ended September 30, 2010 and 2009, respectively. The $2.3 million increase in net income is primarily associated with $6.5 million of additional net interest income from the additional earning assets from our four FDIC-assisted transactions combined with a 9 basis point increase in net interest margin plus new income from FDIC indemnification accretion offset by the increased OREO losses and increased costs associated with mergers and acquisitions.
     For Nine Months Ended September 30, 2010 and 2009
     Our net income increased 65.9% to $31.4 million for the nine-month period ended September 30, 2010, from $18.9 million for the same period in 2009. On a diluted earnings per share basis, our earnings were $1.03 and $0.76 for the nine-month periods ended September 30, 2010 and 2009, respectively. The $12.5 million increase in net income is primarily associated with an $9.3 million pre-tax gain on the first quarter 2010 FDIC-assisted acquisitions, $14.8 million of additional net interest income from a 21 basis point increase in net interest margin combined with the additional earning assets from our four FDIC-assisted transactions plus new income from FDIC indemnification accretion and reduced FDIC assessment, advertising and electronic banking expenses offset by the higher provision for loan losses, increased OREO losses, increased costs associated with merger and acquisitions, lower income from service charges and lower income from cash value of life insurance.
     In addition to the $9.3 million pre-tax gain on the acquisitions, the Company incurred $3.0 million of acquisition expenses for the transactions during the first nine months of 2010. The combined financial impact of these items to the Company on an after-tax basis is a profit of $3.9 million or $0.14 diluted earnings per common share. If adjusted for these non core items, the announced profit for the first nine months of 2010 would reflect core net income of $27.5 million or $0.89 diluted earnings per share.

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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008, where the rate has remained.
     Net interest income on a fully taxable equivalent basis increased $6.5 million, or 26.5%, to $31.2 million for the three-month period ended September 30, 2010, from $24.7 million for the same period in 2009. This increase in net interest income was the result of a $5.8 million increase in interest income combined with a $710,000 decrease in interest expense. The $5.8 million increase in interest income was primarily the result of a higher level of earning assets combine with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $5.7 million, while the repricing of our earning assets resulted in a $107,000 increase in interest income for the three-month period ended September 30, 2010. The Company has worked diligently to hold the changes to interest rates on earning assets to a minimum during this lower rate environment. The $710,000 decrease in interest expense for the three-month period ended September 30, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.3 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $1.6 million.
     Net interest income on a fully taxable equivalent basis increased $15.2 million, or 21.4%, to $86.2 million for the nine-month period ended September 30, 2010, from $71.0 million for the same period in 2009. This increase in net interest income was the result of a $9.8 million increase in interest income combined with a $5.4 million decrease in interest expense. The $9.8 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $9.9 million, while the repricing of our earning assets resulted in a $79,000 decrease in interest income for the nine-month period ended September 30, 2010. The Company has worked diligently to hold the changes to interest rates on earning assets to a minimum during this lower rate environment. The $5.4 million decrease in interest expense for the nine-month period ended September 30, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $7.7 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $2.3 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.35% and 4.30 for the three and nine months ended September 30, 2010 compared to 4.26% and 4.09% for the same periods in 2009, respectively. Our ability to improve pricing on our deposits and hold the changes of interest rates on earning assets to a minimum allowed the Company to expand net interest margin.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2010 and 2009, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2010, compared to the same period in 2009.

Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Interest income	$39,062	$33,295	$108,781	$99,399
Fully taxable equivalent adjustment	1,084	1,023	3,201	2,811

Interest income — fully taxable equivalent	40,146	34,318	111,982	102,210
Interest expense	8,909	9,619	25,744	31,191

Net interest income — fully taxable equivalent	$31,237	$24,699	$86,238	$71,019

Yield on earning assets — fully taxable equivalent	5.58%	5.92%	5.58%	5.89%
Cost of interest-bearing liabilities	1.45	2.00	1.56	2.14
Net interest spread — fully taxable equivalent	4.13	3.92	4.02	3.75
Net interest margin — fully taxable equivalent	4.35	4.26	4.30	4.09
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2010 vs. 2009	2010 vs. 2009
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$5,721	$9,851
Increase (decrease) in interest income due to change in earning asset yields	107	(79)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,573)	(2,251)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	2,283	7,698

Increase (decrease) in net interest income	$6,538	$15,219

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2010 and 2009. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$177,230	$92	0.21%	$5,860	$7	0.47%
Federal funds sold	4,674	3	0.25	2,056	1	0.19
Investment securities — taxable	212,083	1,802	3.37	173,940	1,768	4.03
Investment securities — non-taxable	145,355	2,414	6.59	137,653	2,343	6.75
Gross loans including covered loans and indemnification asset	2,312,684	35,835	6.15	1,979,967	30,199	6.05

Total interest-earning assets	2,852,026	40,146	5.58	2,299,476	34,318	5.92

Non-earning assets	449,710			271,871

Total assets	$3,301,736			$2,571,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$892,232	$1,388	0.62%	$663,387	$1,138	0.68%
Time deposits	1,211,551	4,931	1.61	843,286	5,351	2.52

Total interest-bearing deposits	2,103,783	6,319	1.19	1,506,673	6,489	1.71
Federal funds purchased	—	—	0.00	2,847	2	0.28
Securities sold under agreement to repurchase	68,595	137	0.79	63,989	126	0.78
FHLB borrowed funds	211,792	1,854	3.47	288,406	2,379	3.27
Subordinated debentures	46,623	599	5.10	47,520	623	5.20

Total interest-bearing liabilities	2,430,793	8,909	1.45	1,909,435	9,619	2.00

Non-interest bearing liabilities
Non-interest bearing deposits	346,105			290,435
Other liabilities	23,688			14,371

Total liabilities	2,800,586			2,214,241
Stockholders’ equity	501,150			357,106

Total liabilities and stockholders’ equity	$3,301,736			$2,571,347

Net interest spread			4.13%			3.92%
Net interest income and margin		$31,237	4.35%		$24,699	4.26%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$153,071	$258	0.23%	$6,762	$27	0.53%
Federal funds sold	12,835	13	0.14	9,095	12	0.18
Investment securities — taxable	207,867	5,364	3.45	202,333	6,673	4.41
Investment securities — non-taxable	140,301	7,228	6.89	127,333	6,553	6.88
Gross loans including covered loans and indemnification asset	2,167,223	99,119	6.11	1,975,626	88,945	6.02

Total interest-earning assets	2,681,297	111,982	5.58	2,321,149	102,210	5.89

Non-earning assets	358,047			265,375

Total assets	$3,039,344			$2,586,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$837,181	$3,777	0.60%	$668,227	$3,599	0.72%
Time deposits	1,027,432	13,709	1.78	876,304	18,139	2.77

Total interest-bearing deposits	1,864,613	17,486	1.25	1,544,531	21,738	1.88
Federal funds purchased	25	—	0.00	3,910	6	0.21
Securities sold under agreement to repurchase	61,428	349	0.76	73,509	361	0.66
FHLB borrowed funds	234,152	6,113	3.49	282,356	7,128	3.38
Subordinated debentures	47,181	1,796	5.09	47,543	1,958	5.51

Total interest-bearing liabilities	2,207,399	25,744	1.56	1,951,849	31,191	2.14

Non-interest bearing liabilities
Non-interest bearing deposits	330,238			280,317
Other liabilities	18,650			11,816

Total liabilities	2,556,287			2,243,982
Stockholders’ equity	483,057			342,542

Total liabilities and stockholders’ equity	$3,039,344			$2,586,524

Net interest spread			4.02%			3.75%
Net interest income and margin		$86,238	4.30%		$71,019	4.09%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2010 compared to the same periods in 2009, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010 over 2009			2010 over 2009
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$91	$(6)	$85	$256	$(25)	$231
Federal funds sold	2	—	2	4	(3)	1
Investment securities — taxable	351	(317)	34	179	(1,488)	(1,309)
Investment securities — non-taxable	129	(58)	71	668	7	675
Loans receivable	5,148	488	5,636	8,744	1,430	10,174

Total interest income	5,721	107	5,828	9,851	(79)	9,772

Interest expense:
Interest-bearing transaction and savings deposits	364	(114)	250	820	(642)	178
Time deposits	1,877	(2,297)	(420)	2,765	(7,195)	(4,430)
Federal funds purchased	(1)	(1)	(2)	(3)	(3)	(6)
Securities sold under agreement to repurchase	9	2	11	(65)	53	(12)
FHLB borrowed funds	(664)	139	(525)	(1,251)	236	(1,015)
Subordinated debentures	(12)	(12)	(24)	(15)	(147)	(162)

Total interest expense	1,573	(2,283)	(710)	2,251	(7,698)	(5,447)

Increase (decrease) in net interest income	$4,148	$2,390	$6,538	$7,600	$7,619	$15,219

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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2009, non-performing non-covered loans ended the year with a balance of $39.9 million. As of September 30, 2010, non-performing non-covered loans are $41.6 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. Our provision for loan losses decreased $550,000, or 15.5%, to $3.0 million for the three-month period ended September 30, 2010, from $3.6 million for the same period in 2009. Our provision for loan losses increased $2.6 million, or 34.9%, to $9.9 million for the nine-month period ended September 30, 2010, from $7.3 million for the same period in 2009. The net loans charged off for the three-month period ended September 30, 2010 were $2.8 million compared to $4.1 million for the same period in 2009. The net loans charged off for the nine-month period ended September 30, 2010 were $9.0 million compared to $6.5 million for the same period in 2009. The decreased provision for loan loss is a result of the decline in charge-offs for the three-month period ended September 30, 2010. The increased provision for loan loss is a result of the higher charge-offs for the nine-month period ended September 30, 2010. The net charge-offs for the three-months ended were $2.5 million and $326,000 for Arkansas and Florida, respectively. The net charge-offs for the nine-months ended were $5.8 million and $3.2 million for Arkansas and Florida, respectively.
     While charge-offs in Florida have slowed recently, we have seen an increase in charge-offs for our Arkansas market. The Florida franchise continues to contain the larger portion of our non-performing loans.
Non-Interest Income
     Total non-interest income was $8.3 million for the three-month period ended September 30, 2010 compared to $7.6 million for the same period in 2009. Total non-interest income was $33.2 million for the nine-month period ended September 30, 2010 compared to $23.1 million for the same period in 2009. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.
     Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2010 and 2009, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2010 compared to the same period in 2009.

Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2010 Change		September 30,		2010 Change
	2010	2009	from 2009		2010	2009	from 2009
	(Dollars in thousands)
Service charges on deposit accounts	$3,551	$3,785	$(234)	(6.2)%	$10,275	$10,792	$(517)	(4.8)%
Other service charges and fees	1,816	1,705	111	6.5	5,353	5,330	23	0.4
Mortgage lending income	760	488	272	55.7	1,822	2,183	(361)	(16.5)
Mortgage servicing income	—	171	(171)	(100.0)	314	562	(248)	(44.1)
Insurance commissions	248	173	75	43.4	904	628	276	43.9
Income from title services	98	150	(52)	(34.7)	353	441	(88)	(20.0)
Increase in cash value of life insurance	330	495	(165)	(33.3)	1,106	1,546	(440)	(28.5)
Dividends from FHLB, FRB & bankers’ bank	151	114	37	32.5	419	320	99	30.9
Gain on acquisitions	—	—	—	0.0	9,334	—	9,334	100.0
Gain on sale of SBA loans	—	—	—	0.0	18	—	18	100.0
Gain (loss) on sale of premises and equipment, net	2	(21)	23	(109.5)	221	(33)	254	(769.7)
Gain (loss) on OREO, net	(1,063)	4	(1,067)	(26,675.0)	(1,308)	(141)	(1,167)	827.7
Gain (loss) on securities, net	(37)	—	(37)	100.0	(37)	(3)	(34)	1,133.3
FDIC indemnification accretion	1,895	—	1,895	100.0	2,631	—	2,631	100.0
Other income	556	500	56	11.2	1,767	1,483	284	19.2

Total non-interest income	$8,307	$7,564	$743	9.8%	$33,172	$23,108	$10,064	43.6%

     Non-interest income increased $743,000, or 9.8%, to $8.3 million for the three-month period ended September 30, 2010 from $7.6 million for the same period in 2009. The primary factors that resulted in this increase are new income from FDIC indemnification accretion offset by the additional loss on OREO.
     Non-interest income increased $10.1 million, or 43.6%, to $33.2 million for the nine-month period ended September 30, 2010 from $23.1 million for the same period in 2009. Excluding the gain on acquisitions, non-interest income for the nine-month period ended September 30, 2010 increased $730,000 or 3.2% for the same period in 2009. The primary factors that resulted in this increase are new income from FDIC indemnification accretion offset by the additional loss on OREO.
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
     Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2010 and 2009, as well as changes for the three-month and nine-month periods ended September 30, 2010 compared to the same period in 2009.
Table 6: Non-Interest Expense

	Three Months				Nine Months
	Ended				Ended
	September 30,		2010 Change		September 30,		2010 Change
	2010	2009	from 2009		2010	2009	from 2009
	(Dollars in thousands)
Salaries and employee benefits	$9,637	$7,987	$1,650	20.7%	$27,251	$25,363	$1,888	7.4%
Occupancy and equipment	3,264	2,706	558	20.6	9,036	8,050	986	12.2
Data processing expense	848	790	58	7.3	2,664	2,380	284	11.9
Other operating expenses:
Advertising	532	567	(35)	(6.2)	1,351	2,023	(672)	(33.2)
Merger and acquisition expenses	1,653	2	1,651	82,550.0	2,970	1,640	1,330	81.1
Amortization of intangibles	674	462	212	45.9	1,736	1,387	349	25.2
Amortization of mortgage servicing rights	—	218	(218)	(100.0)	436	583	(147)	(25.2)
Electronic banking expense	495	686	(191)	(27.8)	1,468	2,438	(970)	(39.8)
Directors’ fees	176	239	(63)	(26.4)	502	760	(258)	(33.9)
Due from bank service charges	142	104	38	36.5	335	311	24	7.7
FDIC and state assessment	908	913	(5)	(0.5)	2,792	3,827	(1,035)	(27.0)
Insurance	309	278	31	11.2	905	846	59	7.0
Legal and accounting	426	74	352	475.7	1,170	877	293	33.4
Mortgage servicing expense	4	75	(71)	(94.7)	164	225	(61)	(27.1)
Other professional fees	385	278	107	38.5	1,066	787	279	35.5
Operating supplies	226	217	9	4.1	619	622	(3)	(0.5)
Postage	167	163	4	2.5	481	512	(31)	(6.1)
Telephone	240	164	76	46.3	530	523	7	1.3
Other expense	1,208	1,116	92	8.2	3,363	3,414	(51)	(1.5)

Total non-interest expense	$21,294	$17,039	$4,255	25.0%	$58,839	$56,568	$2,271	4.0%

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
     Non-interest expense increased $4.3 million, or 25.0%, to $21.3 million for the three-month period ended September 30, 2010, from $17.0 million for the same period in 2009. Excluding the merger and acquisition expenses, non-interest expense increased $2.6 million or 15.3%. This increase is primarily the result of the additional operating costs associated with the branch locations acquired from the four FDIC-assisted transactions in March and July 2010 and the normal increase in cost of doing business offset by cost savings from our efficiency study and charter consolidation completed in 2009.

     Non-interest expense increased $2.3 million, or 4.0%, to $58.9 million for the nine-month period ended September 30, 2010, from $56.6 million for the same period in 2009. Excluding the $1.2 million special assessment and the merger and acquisition expenses, non-interest expense increased $2.1 million or 3.91%. This increase is primarily the cost savings from our efficiency study and charter consolidation completed in 2009 offset by the additional operating costs associated with the branch locations acquired from the four FDIC-assisted transactions during 2010 and the normal increase in cost of doing business.
Income Taxes
     The provision for income taxes increased $1.2 million, or 35.0%, to $4.6 million for the three-month period ended September 30, 2010, from $3.4 million as of September 30, 2009. The provision for income taxes increased $7.6 million, or 89.2%, to $16.1 million for the nine-month period ended September 30, 2010, from $8.5 million as of September 30, 2009. The effective income tax rate was 32.5% and 33.9% for the three-month and nine-month periods ended September 30, 2010, compared to 32.0% and 31.1% for the same periods in 2009, respectively. The primary cause of this increase is the result of our overall improved earnings plus the $9.3 million gain on acquisitions for the year-to-date comparison at our marginal tax rate of 39.225%.
Financial Condition as of and for the Period Ended September 30, 2010 and December 31, 2009
     Our total assets as of September 30, 2010 increased $707.3 million, an annualized growth of 35.1%, to $3.39 billion from the $2.68 billion reported as of December 31, 2009. Our loan portfolio not covered by loss share increased slightly by $5.0 million, an annualized growth of 0.34%, to $1.96 billion as of September 30, 2010, from $1.95 billion as of December 31, 2009. Stockholders’ equity increased $33.5 million to $498.5 million as of September 30, 2010, compared to $465.0 million as of December 31, 2009. The increase in assets is primarily associated with assets acquired in our recent FDIC-assisted acquisitions. The increase in stockholders’ equity is primarily associated with the $37.4 million of comprehensive income less the $6.5 million of dividends paid for 2010. The annualized growth in stockholders’ equity for the first nine months of 2010 was 9.6%.
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.96 billion during the three-month and nine-month periods ended September 30, 2010. Non-covered loans were $1.96 billion as of September 30, 2010, compared to $1.95 billion as of December 31, 2009, a modest annualized increase of 0.34%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2009 and 2010, particularly Florida. The Florida market currently is approximately 92.9% secured by real estate and 15.8% of our loan portfolio not covered by loss share.

     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2010	December 31, 2009
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$824,041	$808,983
Construction/land development	366,302	368,723
Agricultural	27,019	33,699
Residential real estate loans:
Residential 1-4 family	377,843	382,504
Multifamily residential	59,032	62,609

Total real estate	1,654,237	1,656,518
Consumer	35,729	39,084
Commercial and industrial	215,245	219,847
Agricultural	23,177	10,280
Other	26,875	24,556

Loans receivable not covered by loss share	$1,955,263	$1,950,285

     Non-Covered Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 15 to 25 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.
     As of September 30, 2010, non-covered commercial real estate loans totaled $1.22 billion, or 62.3% of our non-covered loan portfolio, which is comparable to $1.21 billion, or 62.1% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered commercial real estate loans are approximately 10.1% of our non-covered loan portfolio.
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
     As of September 30, 2010, non-covered residential real estate loans totaled $436.9 million, or 22.3% of our non-covered loan portfolio, which is comparable to $445.1 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2009. Florida non-covered residential real estate loans are approximately 4.6% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     As of September 30, 2010, our non-covered installment consumer loan portfolio totaled $35.7 million, or 1.8% of our total non-covered loan portfolio, compared to the $39.1 million, or 2.0% of our non-covered loan portfolio as of December 31, 2009. This decrease is associated with normal payoffs and pay downs.
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
     As of September 30, 2010, non-covered commercial and industrial loans outstanding totaled $215.2 million, or 11.0% of our non-covered loan portfolio, which is comparable to $219.8 million, or 11.3% of our non-covered loan portfolio, as of December 31, 2009.
  Total Loans Receivable
Table 8: Total Loans Receivable
As of September 30, 2010

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$824,041	$142,571	$966,612
Construction/land development	366,302	111,850	478,152
Agricultural	27,019	1,805	28,824
Residential real estate loans
Residential 1-4 family	377,843	110,271	488,114
Multifamily residential	59,032	12,014	71,046

Total real estate	1,654,237	378,511	2,032,748
Consumer	35,729	215	35,944
Commercial and industrial	215,245	29,136	244,381
Agricultural	23,177	1	23,178
Other	26,875	376	27,251

Total	$1,955,263	$408,239	$2,363,502

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
     Table 9 sets forth information with respect to our non-performing non-covered assets as of September 30, 2010 and December 31, 2009. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Non-accrual non-covered loans	$41,412	$37,056
Non-covered loans past due 90 days or more (principal or interest payments)	162	2,889

Total non-performing non-covered loans	41,574	39,945

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	12,695	16,484
Other non-performing non-covered assets	87	371

Total other non-performing non-covered assets	12,782	16,855

Total non-performing non-covered assets	$54,356	$56,800

Allowance for loan losses to non-performing non-covered loans	105.32%	107.57%
Non-performing non-covered loans to total non-covered loans	2.13	2.05
Non-performing non-covered assets to total non-covered assets	1.95	2.12
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
     Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at September 30, 2010, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan loss during 2010.
     Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.
     In this current real estate crisis the Nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. We have not forgiven any material principal amounts on any loan modifications to date. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2010, we had $72.1 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $72.1 million in non-covered restructured loans, $25.0 million are also reported as non-covered impaired loans. Our Florida market contains $47.2 million of these non-covered restructured loans.

     To facilitate this process, a loan modification that might not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a nonaccrual status.
     The majority of the Bank’s loan modifications relate to commercial lending and involve either reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings increased during 2009 and 2010, as the Bank continued to work with borrowers who are experiencing financial difficulties. 89.6% and 75.0% of all restructured loans were performing to the terms of the restructure as of September 30, 2010 and December 31, 2009, respectively.
     Total foreclosed assets held for sale not covered by loss share were $12.7 million as of September 30, 2010, compared to $16.5 million as of December 31, 2009 for a decrease of $3.8 million. The foreclosed assets held for sale not covered by loss share are comprised of $7.3 million of assets located in Florida with the remaining $5.4 million of assets located in Arkansas. During 2010 we sold one of the two large foreclosed housing developments in the Florida Keys. The remaining housing development has vacant lots and one completed model home. The property is currently listed for sale with a broker. The carrying value of this non covered property is $4.0 million. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.
     At September 30, 2010, total foreclosed assets held for sale were $31.3 million. Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2010.
Table 10: Total Foreclosed Assets Held For Sale

	September 30, 2010
	Not Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,394	$4,132	$9,526
Construction/land development	3,392	—	3,392
Residential real estate loans
Residential 1-4 family	3,645	14,431	18,076
Multifamily residential	264	—	264

Total	$12,695	$18,563	$31,258

     Total non-performing non-covered loans were $41.6 million as of September 30, 2010, which is comparable to the $39.9 million as of December 31, 2009. As of September 30, 2010 and December 31, 2009, non-performing non-covered loans are $29.3 million and $30.2 million in the Florida market, respectively.
     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $616,000 and $477,000 for the three-month periods ended September 30, 2010 and 2009, respectively, and $1.8 million and $1.4 million for the nine-month periods ended September 30, 2010 and 2009, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month period ended September 30, 2010 and 2009 was considered immaterial.

     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of September 30, 2010, average non-covered impaired loans were $54.5 million compared to $40.1 million as of September 30, 2009. As of September 30, 2010, non-covered impaired loans were $63.6 million compared to $44.4 million as of December 31, 2009 for an increase of $19.2 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions. As of September 30, 2010, our Florida market accounted for $31.7 million of the non-covered impaired loans.
     We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West and Coastal-Bayside for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these two transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at September 30, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.
  Past Due and Non-Accrual Loans
     Table 11 shows the summary non-accrual loans as of September 30, 2010:
Table 11: Total Non-Accrual Loans

	September 30, 2010
	Not	Covered by
	Covered by	FDIC
	Loss Share	Loss Share	Total
	(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$11,820	$—	$11,820
Construction/land development	6,211	—	6,211
Agricultural	220	—	220
Residential real estate loans
Residential 1-4 family	16,521	—	16,521
Multifamily residential	1,049	—	1,049

Total real estate	35,821	—	35,821
Consumer	1,024	—	1,024
Commercial and industrial	4,566	—	4,566
Agricultural	—	—	—
Other	1	—	1

Total non-accrual loans	$41,412	$—	$41,412

     Table 12 shows the summary of past due loans as of September 30, 2010:
Table 12: Total Loans Past Due 90 Days or More

	September 30, 2010
	Not	Covered by
	Covered by	FDIC
	Loss Share	Loss Share	Total
	(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$—	$18,242	$18,242
Construction/land development	160	44,349	44,509
Agricultural	—	1,513	1,513
Residential real estate loans	—
Residential 1-4 family	1	21,247	21,248
Multifamily residential	—	—	—

Total real estate	161	85,351	85,512
Consumer	1	198	199
Commercial and industrial	—	1,616	1,616
Agricultural	—	—	—
Other	—	—	—

Total loans past due 90 days or more	$162	$87,165	$87,327

     The Company’s total past due and non-accrual covered loans to total covered loans was 21.4% as of September 30, 2010.
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
     Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. Since all of the Company’s impaired loans are collateral dependent at the present time, third-party appraisals were used to determine the necessary impairment for these loans. This analysis will be performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses, and if necessary, adjustments will be made to the specific allocation provided for a particular loan.

     As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, or by law at 105 days past due, we will reflect that loan as nonperforming. It will remain nonperforming until it performs in a manner that it is reasonable to expect that we will collect the full principal and accrued interest.
     When the amount or likelihood of a loss on a loan has been determined, a charge-off should be taken in the period it is determined. If a partial charge-off occurs, the quarterly impairment analysis will determine if the loan is still impaired, and thus continues to require a specific allocation.
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
     Charge-offs and Recoveries. Total charge-offs decreased to $3.0 million for the three months ended September 30, 2010, compared to $4.5 million for the same period in 2009. Total charge-offs increased to $10.8 million for the nine months ended September 30, 2010, compared to $7.8 million for the same period in 2009. Total recoveries decreased to $217,000 for the three months ended September 30, 2010, compared to $347,000 for the same period in 2009. Total recoveries increased to $1.8 million for the nine months ended September 30, 2010, compared to $1.4 million for the same period in 2009. For the three months ended September 30, 2010, the net charge-offs were $2.5 million and $326,000 for Arkansas and Florida, respectively. For the nine months ended September 30, 2010, the net charge-offs were $5.8 million and $3.2 million for Arkansas and Florida, respectively. The increases in charge-offs, recoveries and net charge-offs are reflective of the proactive stance we take on asset quality issues.

     Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month and nine-month periods ended September 30, 2010 and 2009.
Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Balance, beginning of period	$43,614	$41,804	$42,968	$40,385
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2	1,773	858	2,759
Construction/land development	162	241	1,113	881
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	801	1,632	3,550	2,307
Multifamily residential	—	—	—	—

Total real estate	965	3,646	5,521	5,947
Consumer	403	396	1,967	1,136
Commercial and industrial	1,679	441	3,315	732
Agricultural	—	—	—	—
Other	—	8	16	15

Total loans charged off	3,047	4,491	10,819	7,830

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	51	14	799	121
Construction/land development	1	12	55	20
Agricultural	16	16	52	188
Residential real estate loans:
Residential 1-4 family	33	162	416	585
Multifamily residential	—	—	—	—

Total real estate	101	204	1,322	914
Consumer	103	90	408	348
Commercial and industrial	13	53	39	76
Agricultural	—	—	—	—
Other	—	—	16	17

Total recoveries	217	347	1,785	1,355

Net loans charged off	2,830	4,144	9,034	6,475
Provision for loan losses	3,000	3,550	9,850	7,300

Balance, September 30	$43,784	$41,210	$43,784	$41,210

Annualized net charge-offs to average non-covered loans	0.57%	0.83%	0.62%	0.44%
Allowance for loan losses to period end non-covered loans	2.24	2.09	2.24	2.09
Allowance for loan losses to net charge-offs	390	251	362	476

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
     The changes for the period ended December 31, 2009 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.
     Table 14 presents the allocation of allowance for loan losses as of September 30, 2010 and December 31, 2009.
Table 14: Allocation of Allowance for Loan Losses

	As of September 30, 2010		As of December 31, 2009
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$13,804	42.2%	$13,284	41.5%
Construction/land development	10,909	18.7	9,624	18.9
Agricultural	181	1.4	284	1.7
Residential real estate loans:
Residential 1-4 family	12,114	19.3	10,654	19.6
Multifamily residential	1,766	3.0	694	3.2

Total real estate	38,774	84.6	34,540	84.9
Consumer	935	1.8	1,705	2.0
Commercial and industrial	3,693	11.0	6,067	11.3
Agricultural	297	1.2	279	0.5
Other	—	1.4	—	1.3
Unallocated	85	—	377	—

Total	$43,784	100.0%	$42,968	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2010, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $380.7 million as of September 30, 2010, compared to $322.1 million as of December 31, 2009. The estimated effective duration of our securities portfolio was 2.1 years as of September 30, 2010.
     As of September 30, 2010, $98.6 million, or 25.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $115.6 million, or 35.9%, of our available-for-sale securities as of December 31, 2009. To reduce our income tax burden, $153.6 million, or 40.4%, of our available-for-sale securities portfolio as of September 30, 2010, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $145.9 million, or 45.3%, of our available-for-sale securities as of December 31, 2009. Also, we had approximately $125.7 million, or 33.0%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2010, compared to $56.1 million, or 17.4%, of our available-for-sale securities as of December 31, 2009. The Company does not have any preferred securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation.
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
     Table 15 presents the carrying value and fair value of investment securities as of September 30, 2010 and December 31, 2009.
Table 15: Investment Securities

	As of September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$122,635	$3,015	$—	$125,650
Mortgage-backed securities	96,279	3,363	(1,022)	98,620
State and political subdivisions	148,754	4,958	(88)	153,624
Other securities	2,892	—	(69)	2,823

Total	$370,560	$11,336	$(1,179)	$380,717

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
Available-for-Sale
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

Deposits
     Our deposits averaged $2.45 billion and $2.19 billion for the three-month and nine-month periods ended September 30, 2010. Total deposits increased $729.0 million, or an increase of 39.7%, to $2.56 billion as of September 30, 2010, from $1.84 billion as of December 31, 2009. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of September 30, 2010 and December 31, 2009, brokered deposits were $87.7 million and $71.0 million, respectively. Included in these brokered deposits are $40.8 million and $36.8 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2010 and December 31, 2009, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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
     The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased by 75 basis points on January 22, 2008, 50 basis points on January 30, 2008, 75 basis points on March 18, 2008, 25 basis points on April 30, 2008 and 50 basis points to a rate of 1.50% as of October 8, 2008. The rate continued to fall 50 basis points on October 29, 2008 and 75 to 100 basis points to a low of 0.25% to 0% on December 16, 2008, where the rate has remained.
     Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2010 and 2009.
Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2010		2009
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$346,105	—%	$290,435	—%
Interest-bearing transaction accounts	809,717	0.63	596,988	0.68
Savings deposits	82,515	0.46	66,399	0.72
Time deposits:
$100,000 or more	706,707	1.41	493,487	2.53
Other time deposits	504,844	1.90	349,799	2.49

Total	$2,449,888	1.02%	$1,797,108	1.43%

	Nine Months Ended September 30,
	2010		2009
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$330,238	—%	$280,317	—%
Interest-bearing transaction accounts	761,305	0.62	604,779	0.72
Savings deposits	75,876	0.44	63,448	0.68
Time deposits:
$100,000 or more	573,766	1.70	499,404	2.74
Other time deposits	453,666	1.89	376,900	2.80

Total	$2,194,851	1.07%	$1,824,848	1.59%

Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $11.0 million, or 17.8%, from $62.0 million as of December 31, 2009 to $73.0 million as of September 30, 2010.
FHLB Borrowed Funds
     Our FHLB borrowed funds were $187.4 million and $264.4 million at September 30, 2010 and December 31, 2009, respectively. The outstanding balance for September 30, 2010 includes $5.0 million of short-term advances and $182.4 million of long-term advances. All of the outstanding balance for December 31, 2009 was long-term advances. Our remaining FHLB borrowing capacity was $371.1 million and $418.3 million as of September 30, 2010 and December 31, 2009, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million and $47.5 million as of September 30, 2010 and December 31, 2009, respectively.

     Table 17 reflects subordinated debentures as of September 30, 2010 and December 31, 2009, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 17: Subordinated Debentures

	As of	As of
	September 30,	December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, called in the third quarter of 2010 with a penalty of 5.30%	—	3,153
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2010 without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in the fourth quarter of 2011 without penalty	3,093	3,093

Total	$44,331	$47,484

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
     During the third quarter of 2010, one trust preferred security became callable with a penalty of 5.30% based on the terms of the particular agreement. The Company requested permission from the Treasury to retire this source of capital. The Treasury subsequently granted the request to pay off this trust preferred security during the third quarter. Upon approval from the Treasury, the Company made the election to pay off this $3.2 million trust preferred security during the third quarter of 2010.

Stockholders’ Equity
     Stockholders’ equity was $498.5 million at September 30, 2010 compared to $465.0 million at December 31, 2009, an increase of 7.2%. As of September 30, 2010 and December 31, 2009 our common equity to asset ratio was 13.2% and 15.5%, respectively. Book value per common share was $15.79 at September 30, 2010 compared to $14.71 at December 31, 2009 (stock dividend adjusted).
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
     Cash Dividends. We declared cash dividends on our common stock of $0.0540 and $0.0545 per share for the three-month periods ended September 30, 2010 and 2009, respectively. We declared cash dividends on our common stock of $0.1625 and $0.1635 per share for the nine-month periods ended September 30, 2010 and 2009, respectively. The common stock dividend payout ratio for the three months ended September 30, 2010 and 2009 was 16.06% and 16.56%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2010 and 2009 was 14.72% and 18.94%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share.

     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,188,000 shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of September 30, 2010, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2010 and December 31, 2009, we met all regulatory capital adequacy requirements to which we were subject.
     Table 18 presents our risk-based capital ratios as of September 30, 2010 and December 31, 2009.
Table 18: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$498,468	$464,973
Qualifying trust preferred securities	43,000	46,000
Goodwill and core deposit intangibles, net	(66,429)	(55,590)
Unrealized (gain) loss on available-for-sale securities	(6,171)	(176)
Servicing assets	—	(109)

Total Tier 1 capital	468,868	455,098

Tier 2 capital
Qualifying allowance for loan losses	31,855	27,592

Total Tier 2 capital	31,855	27,592

Total risk-based capital	$500,723	$482,690

Average total assets for leverage ratio	$3,235,307	$2,611,964

Risk weighted assets	$2,536,499	$2,192,000

Ratios at end of period Leverage ratio	14.49%	17.42%
Tier 1 risk-based capital	18.48	20.76
Total risk-based capital	19.74	22.02
Minimum guidelines Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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
     Table 19 presents actual capital amounts and ratios as of September 30, 2010 and December 31, 2009, for our bank subsidiary and us.
Table 19: Capital and Ratios

					Minimum To Be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
			(Dollars in thousands)
As of September 30, 2010
Leverage ratios:
Home BancShares	$468,868	14.49%	$129,432	4.00%	$	N/A	N/A	%
Centennial Bank	357,911	10.86	131,827	4.00		164,784	5.00
Tier 1 capital ratios:
Home BancShares	$468,868	18.48%	$101,487	4.00%	$	N/A	N/A	%
Centennial Bank	357,911	14.11	101,463	4.00		152,195	6.00
Total risk-based capital ratios:
Home BancShares	$500,723	19.74%	$202,927	8.00%	$	N/A	N/A	%
Centennial Bank	389,762	15.37	202,869	8.00		253,586	10.00

As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank (Formerly FSB)	293,665	13.47	174,411	8.00		218,014	10.00
Non-GAAP Financial Measurements
     We had $68.1 million, $57.7 million, and $58.2 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2010, December 31, 2009 and September 30, 2009, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 20 through 24, respectively. Per share amounts have been adjusted for the stock dividend which occurred in June of 2010.

Table 20: Diluted Cash Earnings Per Share

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
GAAP net income available to common stockholders	$8,890	$6,569	$29,388	$17,019
Intangible amortization after-tax	410	282	1,055	844

Cash earnings available to common stockholders	$9,300	$6,851	$30,443	$17,863

GAAP diluted earnings per common share	$0.31	$0.29	$1.03	$0.76
Intangible amortization after-tax	0.02	0.01	0.04	0.04

Diluted cash earnings per common share	$0.33	$0.30	$1.07	$0.80

Table 21: Tangible Book Value Per Share

	As of	As of
	September 30, 2010	December 31, 2009
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.79	$14.71
Tangible book value per common share: (A-C-D)/B	13.40	12.67

(A) Total common equity	$449,057	$415,698
(B) Common shares outstanding	28,434	28,259
(C) Goodwill	59,663	53,039
(D) Core deposit and other intangibles	8,402	4,698
Table 22: Cash Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Return on average assets: A/C	1.15%	1.12%	1.38%	0.98%
Cash return on average assets: B/(C-D)	1.22	1.19	1.46	1.05

(A) Net income available to all stockholders	$9,560	$7,239	$31,398	$18,925
Intangible amortization after-tax	410	282	1,055	844

(B) Cash earnings	$9,970	$7,521	$32,453	$19,769

(C) Average assets	$3,301,736	$2,571,347	$3,039,344	$2,586,524
(D) Average goodwill, core deposits and other intangible assets	65,584	58,425	61,151	58,149

Table 23: Cash Return on Average Tangible Common Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Dollars in thousands)
Return on average common equity: A/C	7.81%	8.46%	9.06%	7.69%
Return on average tangible common equity: B/(C-D)	9.55	10.89	10.92	10.04

(A) Net income available to common stockholders	$8,890	$6,569	$29,388	$17,019
(B) Cash earnings available to common stockholders	9,300	6,851	30,443	17,863
(C) Average common equity	451,767	307,903	433,719	296,086
(D) Average goodwill, core deposits and other intangible assets	65,584	58,425	61,151	58,149
Table 24: Tangible Common Equity to Tangible Assets

	As of	As of
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Equity to assets: B/A	14.69%	17.32%
Common equity to assets: C/A	13.24	15.48
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	11.46	13.63

(A) Total assets	$3,392,137	$2,684,865
(B) Total equity	498,468	464,973
(C) Total common equity	449,057	415,698
(D) Goodwill	59,663	53,039
(E) Core deposit and other intangibles	8,402	4,698
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2010, our cash and cash equivalents were $208.1 million, or 6.1% of total assets, compared to $173.5 million, or 6.5% of total assets, as of December 31, 2009. Our investment securities and federal funds sold were $381.5 million as of September 30, 2010 and $333.9 million as of December 31, 2009.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $12.5 million and $17.5 million on an unsecured basis as of September 30, 2010 and December 31, 2009, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $187.4 million and $264.4 million at September 30, 2010 and December 31, 2009, respectively. These outstanding balances include $5.0 million in short-term advances and $182.4 million in long-term advances. Our FHLB borrowing capacity was $371.1 million and $418.3 million as of September 30, 2010 and December 31, 2009.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of September 30, 2010 was asset sensitive with a one-year cumulative repricing gap of 15.2%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2010.
Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$168,173	$—	$—	$—	$—	$—	$—	$168,173
Federal funds sold	800	—	—	—	—	—	—	800
Investment securities	26,205	8,641	49,037	36,837	47,397	51,835	160,765	380,717
Loans receivable	751,971	225,214	273,123	408,162	367,297	261,602	76,133	2,363,502

Total earning assets	947,149	233,855	322,160	444,999	414,694	313,437	236,898	2,913,192

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	34,547	66,769	100,153	200,307	174,962	174,962	175,046	926,746
Time deposits	153,870	190,542	304,993	321,501	223,969	73,696	297	1,268,868
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	62,063	—	—	—	1,460	4,381	5,111	73,015
FHLB borrowed funds	5,112	5,027	27,040	7,372	12,314	45,853	84,675	187,393
Subordinated debentures	25,773	—	—	—	3,093	—	15,465	44,331

Total interest- bearing liabilities	281,365	262,338	432,186	529,180	415,798	298,892	280,594	2,500,353

Interest rate sensitivity gap	$665,784	$(28,483)	$(110,026)	$(84,181)	$(1,104)	$14,545	$(43,696)	$412,839

Cumulative interest rate sensitivity gap	$665,784	$637,301	$527,275	$443,094	$441,990	$456,535	$412,839
Cumulative rate sensitive assets to rate sensitive liabilities	336.6%	217.2%	154.0%	129.4%	123.0%	120.6%	116.5%
Cumulative gap as a % of total earning assets	22.9%	21.9%	18.1%	15.2%	15.2%	15.7%	14.2%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
HOME BANCSHARES, INC.
(Registrant)

Date: November 8, 2010	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 8, 2010	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer