Form 10-K
period 2010-12-31
HOME BANCSHARES INC
filed 2011-03-10
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2010, was $499.7 million based upon the last trade price as reported on the NASDAQ Global Select Market of $22.81.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.
Common Stock Issued and Outstanding: 28,477,160 shares as of February 24, 2011.
Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2010 Annual Meeting to be held on April 21, 2011.

HOME BANCSHARES, INC.
FORM 10-K
December 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:
•	the effects of future economic conditions, including inflation or a continued decrease in commercial real estate and residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the impact of the recently enacted Dodd-Frank financial regulatory reform act and regulations to be issued thereunder;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the failure of assumptions underlying the establishment of our allowance for loan losses; and

•	the failure of assumptions underlying the estimates of the fair values for our covered assets and FDIC indemnification receivable.
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

PART I
Item 1. BUSINESS
Company Overview
     Home BancShares, Inc. (“Home BancShares,” which may also be referred to in this document as “we,” “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary — Centennial Bank (the “Bank”). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida and the Florida Panhandle. Although the Company has a diversified loan portfolio, at December 31, 2010 and 2009, commercial real estate loans represented 61.7% and 62.1% of gross loans and 319.3% and 260.5% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Total assets	$3,762,646	$2,684,865	$2,580,093
Total deposits	2,961,798	1,835,423	1,847,908
Total revenue (interest income plus non-interest income)	216,171	162,912	174,435
Net income	17,591	26,806	10,116
     Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired and integrated Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired and integrated in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation assisted transactions, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2010, we integrated the acquisitions Old Southern Bank, Key West Bank, and Bayside Savings Bank. The conversions for Coastal Community Bank, Wakulla Bank and Gulf State Community Bank are scheduled to be completed during the first quarter of 2011.
     We believe that many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

     Centennial Bank — On January 1, 2008, we acquired Centennial Bancshares, Inc. and its subsidiary, Centennial Bank. Centennial Bank had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million, in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 154,502 shares (adjusted for the 8% stock dividend in 2008 and the 10% stock dividend in 2010) of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After we were reimbursed 100% for those losses, the remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4.0 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.
     Investment in White River Bancshares — In January 2005, we purchased 20% of the common stock during the formation of White River Bancshares, Inc. of Fayetteville, Arkansas for $9.1 million. White River Bancshares owns all of the stock of Signature Bank of Arkansas, with branch locations in northwest Arkansas. In January 2006, White River Bancshares issued an additional $15.0 million of common stock. To maintain our 20% ownership, we made an additional investment of $3.0 million in January 2006. During April 2007, White River Bancshares acquired 100% of the stock of Brinkley Bancshares, Inc. in Brinkley, Arkansas. As a result, we made a $2.6 million additional investment in White River Bancshares on June 29, 2007 to maintain our 20% ownership. On March 3, 2008, White River Bancshares repurchased our 20% investment in their company which resulted in a one-time gain of $6.1 million.
     Merger of Charters and Adoption of Centennial Bank Name — In December 2008, we began the process of combining the charters of our banks and adopting Centennial Bank as the common name. First State Bank and Marine Bank began the process by consolidating and adopting Centennial Bank as its new name. Community Bank and Bank of Mountain View followed and were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009. All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.
     FDIC Acquisition Old Southern Bank — On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $342.6 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Old Southern.
     FDIC Acquisition Key West Bank — On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).

     Prior to the acquisition, Key West operated one banking center located in Key West, Florida. Including the effects of purchase accounting adjustments, Centennial Bank acquired $89.6 million in assets and assumed approximately $66.7 million of the deposits of Key West. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $46.9 million, $5.7 million of foreclosed assets and assumed $20.0 million of FHLB advances.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Key West.
     FDIC Acquisition Coastal Community Bank and Bayside Savings Bank — On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC (collectively, the “Coastal-Bayside Agreements”), as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (Coastal) and Bayside Savings Bank (Bayside), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.
     Prior to the acquisition, Coastal and Bayside operated 12 banking centers in the Florida Panhandle area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $436.8 million in assets and assumed approximately $424.6 million of the deposits of Coastal and Bayside. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $200.6 million, non-covered loans with an estimated fair value of $4.1 million, $9.6 million of foreclosed assets and $18.5 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Coastal and Bayside.
     FDIC Acquisition Wakulla Bank — On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (Wakulla).
     Prior to the acquisition, Wakulla operated 12 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $377.9 million in assets and assumed approximately $356.2 million in deposits of Wakulla. Additionally, Centennial Bank purchased performing covered loans of approximately $148.2 million, performing non-covered loans with an estimated fair value of $17.6 million, $45.9 million of marketable securities and $27.6 million of federal funds sold.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Wakulla.
     FDIC Acquisition Gulf State Community Bank — On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the loans and certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (Gulf State).
     Prior to the acquisition, Gulf State operated 5 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $118.2 million in assets and assumed approximately $97.7 million in deposits of Gulf State. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $41.2 million, non-covered loans with an estimated fair value of $1.7 million, $4.7 million of foreclosed assets and $10.8 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Gulf State.

Our Management Team
     The following table sets forth, as of December 31, 2010, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank
John W. Allison	64	Chairman of the Board	Chairman of the Board

C. Randall Sims	56	Chief Executive Officer and Director	Chief Executive Officer, President and Director

Randy E. Mayor	45	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis	45	Chief Accounting Officer and Investor Relations Officer	—

Kevin D. Hester	47	Chief Lending Officer	Chief Lending Officer and Director

Robert F. Birch, Jr.	60	—	Regional President

Tracy M. French	49	—	Regional President

Our Growth Strategy
     Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:
•	Organic growth — We believe that our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets as well as economic opportunities related to the recent relocation of out-of-state businesses to central Arkansas and the Fayetteville Shale natural gas reserve in north central Arkansas. We believe the Central Florida market entered into during 2010 as a result of our FDIC acquisitions will give us new opportunities for organic growth. The Orlando MSA has approximately $36.8 billion in deposits of which we have a market share of less than 1%.

•	Strategic acquisitions — We believe that properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas and other nearby markets, and in Florida, through pursuing FDIC-assisted acquisition opportunities. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goal in making these decisions is to maximize the return to our shareholders and enhancing our franchise.

•	De novo branching — As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2010, no de novo branches were opened. We have no current plans for any additional de novo branch locations.
Community Banking Philosophy
     Our community banking philosophy consists of four basic principles:
•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our board of directors, community bank boards, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.
     These principles which make up our community banking philosophy are the driving force for our business. As we have streamlined our legacy business by moving to a unified banking network, we have preserved lending authority with local management in most cases and transitioned our former bank boards of directors into advisory boards that maintain an integral connection to the communities we serve. These advisory boards are empowered with lending authority of up to $6 million in their respective geographic areas. This allows us to capitalize on the strong relationships that our community bank board members and officers have established in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.
     At the outset, the acquisitions are managed by the executive management of the legacy bank using a committee approach. It has not been determined at this time whether we will create additional advisory boards in the new markets that we are serving through the acquisitions.

Operating Goals
     Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:
•	Maintain strong credit quality — Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. This centralized review process also applies to our banking operations in Florida, where the majority of our current non-performing loans were originated, and provides for close monitoring of the quality of our Florida loans. These efforts are supplemented by the relocation of our former director of loan review from our corporate headquarters in Arkansas to Florida to monitor our Florida operations and collections directly. In addition, in 2010 we promoted the chief lending officer of our Conway region to the chief lending officer of the Company. As a result, he has assumed responsibility in that capacity over lending in our Florida market. Despite placing experienced management in Florida and promoting experienced management from within the Company to monitor loan quality, the declining market as well as other nonrecurring items led to a total impairment charge of approximately $53.4 million for certain loans in December of 2010. Of the $53.4 million total impairment charge, $22.8 million was related to several borrowing relationships in Florida while $30.6 million was primarily related to a $22.7 million borrowing relationship in Arkansas as well as $2.2 million in fraudulent Arkansas loans associated with the issuance of fraudulent rural improvement district bonds sold to various financial institutions in Arkansas. We believe this impairment charge was an uncommon occurrence due mostly to difficult economic conditions in our Florida market and unique circumstances involving the Arkansas borrower and fraudulent bonds. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability — We intend to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of our newer branches and employees. Since December 2008, we have consolidated our six bank charters into one as part of our ‘Build a Better Bank’ (“B3”) program. During 2009, we began to see the benefits of the B3 program, which continued into 2010. Our core efficiency ratio improved from 54.0% for the year ended 2009 to 49.6% for the year ended 2010. Efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Our core efficiency ratio is calculated similarly using core non-interest expense and core non-interest income, which exclude nonrecurring items such as the expenses associated with the FDIC-assisted acquisitions in 2010 or the completion of the charter consolidation in 2009 and nonrecurring gains or losses. These improvements in core operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income and the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•	Attract and motivate experienced bankers — We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet — We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain strong loan loss reserves; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), core efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. Despite the December 2010 charge-off, we were able to maintain capital levels significantly above the regulatory capital requirements, without the need for additional capital, as a result of our focus on these governing principles.

Our Market Areas
     As of December 31, 2010, we conducted business principally through 45 branches located in central Arkansas, 2 branches in north central Arkansas, 2 branches in southern Arkansas, 9 branches in the Florida Keys, 6 branches in central Florida, 3 branches in southwestern Florida and 29 branches in the Florida Panhandle. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth.
     Our Arkansas market has experienced less volatility than our Florida market over the past 4 years, which has served to offset the weakness experienced in our Florida market. The recent national economic downturn has led to increases in defaults and foreclosures, and increases in the number and dollars of loan modifications primarily in the Florida market. However, the overall effect on the strength of the Company has been limited since the non-covered Florida loan portfolio only consists of 16.6% of total non-covered loans as of December 31, 2010.
Lending Activities
     We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.
     Our loan portfolio as of December 31, 2010, was comprised as follows:

	Loans	Loans
	Receivable	Receivable
	Not Covered	Covered	Total
	by Loss	by FDIC	Loans	Percentage
	Share	Loss Share	Receivable	of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$805,635	$208,678	$1,014,313	41.1%
Construction/land development	348,768	127,340	476,108	19.3
Agricultural	26,798	5,454	32,252	1.3
Residential real estate loans
Residential 1-4 family	371,381	180,914	552,295	22.3
Multifamily residential	59,319	9,176	68,495	2.8

Total real estate	1,611,901	531,562	2,143,463	86.8
Consumer	51,642	498	52,140	2.1
Commercial and industrial	184,014	42,443	226,457	9.2
Agricultural	16,549	63	16,612	0.7
Other	28,268	1,210	29,478	1.2

Total	$1,892,374	$575,776	$2,468,150	100.0%

     Real Estate — Non-farm/Non-residential. Non-farm/non-residential real estate loans consist primarily of loans secured by income-producing properties, such as shopping/retail centers, hotel/motel properties, office buildings, and industrial/warehouse properties. Commercial lending on income-producing property typically involves higher loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. This category of loans also includes specialized properties such as churches, marinas, and nursing homes. Additionally, we make commercial mortgage loans to entities to operate in these types of properties, and the repayment of these loans is dependent, in large part, on the cash flow generated by these entities in the operations of the business. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

     Real Estate — Construction/Land Development. This category of loans includes loans to residential and commercial developers to purchase raw land and to develop this land into residential and commercial land developments. In addition, this category includes construction loans for all of the types of real estate loans made by the Bank, including both commercial and residential. These loans are generally secured by a first lien on the real estate being purchased or developed. Often, the primary source of repayment will be the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
     Real Estate — Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of 22.3% owner occupied 1-4 family properties and 2.8% non-owner occupied 1-4 family properties (rental). The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.
     Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. When secured, we may independently assess the value of the collateral provided using a third-party valuation source.
     Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 47.1% inventory/AR financing, 20.6% equipment/vehicle financing and 32.3% other, including letters of credit at less than 1%. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.
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
     Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2010, the maximum amount outstanding to a single borrower was $44.9 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.
     Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish their own loan approval procedures as follows:
•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $25,000 to $500,000 for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority up to $1.0 million secured and $100,000 unsecured.

•	Directors’ Loan Committee. Each region throughout our bank subsidiary has a Directors’ Loan Committee consisting of outside directors and senior lenders of that region. Generally, each region requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Regional Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6.0 million secured and $500,000 unsecured.

•	Regional Loan Committee. The board of directors of Centennial Bank established the Regional Loan Committee consisting of senior lenders from all regions. This committee requires five voting members to establish a quorum, and is chaired by the Chief Lending Officer of the Bank. The Regional Loan Committee has approval authority up to the in-house consolidated lending limit of $20.0 million.
     Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our Chief Executive Officer, and our director Richard H. Ashley. We have nine separate relationships that exceed this in-house limit, of which one is to a related party.
Deposits and Other Sources of Funds
     Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and small businesses, and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Additionally, our policy also permits the acceptance of brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Banks of Dallas and Atlanta, the Federal Reserve Bank Discount Window and other borrowings. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us.
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
Insurance
     Centennial Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased July 1, 2000, by Centennial Bank. Centennial Insurance Agency writes policies for commercial and personal lines of business. It is subject to regulation by the Arkansas Insurance Department. The offices of Centennial Insurance Agency are located in Jacksonville, Cabot, and Conway, Arkansas.
     Cook Insurance Agency, Inc. is an independent insurance agency, originally founded in 1913 and acquired November 19, 2010, by Centennial Bank during the FDIC acquisition of Gulf State Community Bank. Cook Insurance Agency writes policies for commercial and personal lines of business. It is subject to regulation by the Florida Insurance Department. The offices of Cook Insurance Agency are located in Apalachicola and Crawfordville, Florida.
     During 2011, the Company plans to merge the book of business of Cook Insurance Agency into the Centennial Insurance Agency.

Trust Services
     Centennial Trust provides trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts. In the fourth quarter of 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was to improve the overall profitability of our trust efforts. Centennial Trust still has ownership rights to the trust assets under management.
Competition
     As of December 31, 2010, we conducted business through 96 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, White, Dallas, Cleveland, Conway, and Cleburne Counties in Arkansas and Monroe, Franklin, Bay, Leon, Wakulla, Orange, Calhoun, Gulf, Seminole, Charlotte, Lake, Liberty and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.
Employees
     On December 31, 2010, we had 698 full-time equivalent employees. Except for employees acquired in acquisitions, we expect that our 2011 staffing levels will approximate those at year end 2010. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.
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
     Given the uncertainty in the financial markets in late 2008 after the collapse of Lehman Brothers and the struggles of others financial institutions, Home BancShares decided, even with our acceptable capital ratios, to apply to receive $50.0 million of TARP funds to further strengthen our capital levels. While there was no formula or procedure used to determine the amount requested, we concluded that $50.0 million was a prudent amount of funds for the Company in the face of a financial industry crisis. We are using the Capital Purchase Program funds to increase and maintain capital levels in order to pursue acquisition and merger opportunities.
     On January 16, 2009, we issued and sold to the Treasury 50,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 316,943 shares of our common stock, par value $0.01 per share, at an exercise price of $23.664 per share. The aggregate purchase price for the securities was $50.0 million in cash. Cumulative dividends on the Series A preferred shares will accrue on the liquidation preference at a rate of 5% per annum for the first five years, and at a rate of 9% per annum thereafter. The aggregate dollar amount of dividends on preferred stock is $2.5 million per year until 2014 and $4.5 million per year thereafter. If the Company fails to pay in full the dividends on the Series A preferred shares for six dividend periods, whether or not consecutive, the holder of the Series A preferred shares will have the right to elect two directors to our board of directors. The Company has paid in full all of the dividends required as of this report.

     The Series A preferred shares qualify as Tier 1 capital. They are callable at par after three years. Under our agreement with the Treasury, prior to January 16, 2012, the shares may only be redeemed after a qualifying equity offering of any Tier 1 perpetual preferred or common stock. However, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), subject to consultation with our federal banking regulator, the Treasury must permit us to redeem the shares at any time without regard to whether we have replaced such funds from any other source or to any waiting period. The Treasury must approve any quarterly cash dividend on our common stock above $0.0545 per share (adjusted for the 10% stock dividend in 2010) or share repurchases until January 16, 2012, unless the Series A preferred shares are paid off in whole or transferred to a third party. It also grants certain registration rights to the holders of the preferred shares, the warrant and the common stock to be issued under the warrant and subjects the Company to certain of the executive compensation limitations included in the EESA. Home BancShares is complying with the executive compensation limitations of the ARRA and therefore will not pay any cash bonus compensation to the top five executives for 2010. Prior to the ARRA restrictions, Home BancShares paid discretionary cash bonuses to senior executives. Under the current restrictions the Company has issued restricted stock instead of cash bonuses.
     These requirements and restrictions include, among others, the following: (i) a prohibition on paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to the Company’s five most highly-compensated employees; (ii) a general prohibition on providing severance benefits, or other benefits due to a change in control of the Company, to the Company’s senior executive officers (“SEOs”) and next five most highly compensated employees; (iii) a requirement to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria; (iv) a requirement to establish a policy on luxury or excessive expenditures; (v) a requirement to provide shareholders with a non-binding advisory “say on pay” vote on executive compensation; (vi) a prohibition on deducting more than $500,000 in annual compensation, including performance-based compensation, to the executives covered under Internal Revenue Code Section 162(m); (vii) a requirement that the compensation committee of the board of directors evaluate and review on a semi-annual basis the risks involved in employee compensation plans; and (viii) a prohibition on providing tax “gross-ups” to the Company’s SEOs and the next 20 most highly compensated employees. These requirements and restrictions will remain applicable to the Company until it has redeemed the Series A preferred stock in full.
     On February 6, 2009, we filed a Form S-3 with the Securities and Exchange Commission, as required by the Securities Purchase Agreement (“SPA”) executed in connection with the sale of preferred stock and warrants. The S-3 registered for sale by selling shareholders the preferred stock, the warrants, and underlying common stock. The initial selling shareholder is the Treasury. Its successor and transferors may also sell pursuant to the registration statement. The Company will not receive any proceeds from these sales.
     As a condition to the closing of the transaction, each of the Company’s SEOs (as defined in the SPA), (i) executed a waiver voluntarily waiving any claim against the Treasury or the Company for any changes to such SEO’s compensation or benefits that are required to comply with the regulation issued by the Treasury under the TARP Capital Purchase Program as published in the Federal Register on October 20, 2008, and acknowledging that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements (including so-called “golden parachute” agreements) as they relate to the period the Treasury holds any equity or debt securities of the Company acquired through the TARP Capital Purchase Program; and (ii) entered into a letter agreement with the Company amending the Benefit Plans with respect to such SEO as may be necessary, during the period that the Treasury owns any debt or equity securities of the Company acquired pursuant to the SPA or the warrant, as necessary to comply with Section 111(b) of the EESA.

     In September 2009, we raised common equity through an underwritten public offering by issuing 6,261,750 shares of common stock at $18.05 (10% stock dividend adjusted), which met the requirements of a qualifying equity offering. The proceeds of this offering exceeded the aggregate purchase price of the Series A preferred shares ($50.0 million); therefore, the number of shares of common stock underlying the ten-year warrant has been reduced by half, resulting in the Treasury now holding a warrant to purchase 158,471.50 shares of our common stock at an exercise price of $23.664 per share (10% stock dividend adjusted). The total net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $107.3 million, which triggered the reduction in the shares underlying the warrant. If we repay the TARP funds, we have the right to repurchase the warrant for fair market value. Fair market value for repurchase of the warrant will be subject to negotiation, and there can be no assurance that we will be able to repurchase the warrant. With the additional $107.3 million in proceeds from our public offering, the Company has the resources to pay back TARP funds. However, with the continued failure of a record number of financial institutions across the nation, the economic concerns that originally prompted the receipt of TARP funds have not fully subsided. In addition, due to the fact Home BancShares has and is actively pursuing FDIC assisted transactions, and the pressure of capitalizing the new assets, we believe it is still prudent to maintain high capital ratios.
     The additional TARP capital has put our Company in a position of a strong balance sheet. Home BancShares has no senior classes of securities, and while there is dilution to the common shareholder, our Company has experienced positive results in performance and growth that has further enhanced our capital and book value. We expect that, in the foreseeable future, Home BancShares will continue to have the ability to repay TARP if the economy provides evidence that the additional capital may not be needed. Based upon our current cash position, our historical performance and our continued compliance with the TARP provisions, there is no evidence that the Treasury will require an appointment to our board of directors, and there is no evidence that TARP proceeds will have a significant impact on the operations of our Company.
Small Business Lending Fund
     On September 27, 2010, the President signed into law the Small Business Jobs Act of 2010. That act created the Small Business Lending Fund (“SBLF”), which provides up to $30 billion in funds to encourage community banks to lend to small businesses. Under the SBLF, which is unrelated to TARP, the Treasury provides capital to qualifying banks and bank holding companies with less than $10 billion in assets by purchasing from the institution shares of Tier 1-qualifying senior perpetual non-cumulative preferred stock with a liquidation preference of $1,000 per share. Institutions, such as the Company, with total assets of more than $1 billion but less than $10 billion may borrow between 1% and 3% of their risk-weighted assets.
     Companies that are participants in the TARP Capital Purchase Program who have not redeemed, or applied to redeem, their senior preferred shares issued to the Treasury and who are in material compliance with the Capital Purchase Programs’s terms, are current on their dividend payments to the Treasury and have not missed more than one dividend payment are eligible to participate in the SBLF. On February 14, 2011, the Company applied to participate in the SBLF in an amount equal to the TARP funds we received in 2009. If our application is approved and we decide to participate in this program, our Series A preferred shares issued to the Treasury will be refinanced from the Capital Purchase Program to the SBLF program. Although the SBLF does not require any new issuance of warrants to the Treasury, the warrants we issued to the Treasury under the Capital Purchase Program would remain outstanding even after such a refinancing, unless the Company repurchases the warrants from the Treasury. Upon completion of the refinancing, we would no longer be a participant in the Capital Purchase Program. As a result, we would no longer be subject to the requirements of the EESA and ARRA, including the executive compensation restrictions, applicable to TARP recipients. There are no similar restrictions for participants in the SBLF.

     Similar to the TARP Capital Purchase Program, recipients of SBLF funding are required to pay quarterly dividends to the Treasury on the senior preferred shares. The initial dividend rate will not exceed 5% and will be based on the bank’s increase in lending to small businesses from its baseline average at June 30, 2010 to the date of the SBLF investment. The dividend rate will then be adjusted quarterly for the next nine quarters based on the bank’s increase in qualified small business lending. An increase of 10% or more in the bank’s small business lending measured from the baseline to the applicable quarter will result in a reduction of the dividend rate to 1%. If the bank’s small business lending has increased between 2.5% and 10%, the dividend rate will be lowered to between 2% and 4%. The dividend rate in effect at the beginning of the tenth quarter will be locked-in for the next two years if, at that date, the bank has increased small business lending from the baseline. For former TARP participants, if the bank’s small business lending has not increased by the eighth quarter, the dividend rate will increase to 7% (considered a 2% “lending incentive fee”) beginning the first quarter after the fifth anniversary of the bank’s Capital Purchase Program funding. The rate will then increase to 9% after 4.5 years from the date of the SBLF investment, regardless of the bank’s previous rate, until all of the senior preferred shares are redeemed.
     We based our decision to apply to refinance our TARP capital under the SBLF on the potential opportunity to lower our dividend payments and thus reduce our costs of maintaining this capital. If we receive approval from the Treasury to participate in the SBLF, we will have an opportunity to determine whether our participation in this program is in the best interests of the Company and our shareholders before we commit to this program. Participants in the SBLF may exit the program at any time, with the approval of their primary regulator, by repaying the SBLF funds in full along with any accrued dividends.
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
Financial Regulatory Reform
     On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The Dodd-Frank Act made extensive changes in the regulation of financial institutions and their holding companies. It requires various federal agencies to adopt a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. These studies could potentially result in additional legislative or regulatory action.
     The Dodd-Frank Act includes provisions that, among other things, will:
•	Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

•	Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management and other requirements as companies grow in size and complexity.

•	Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•	Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Amend the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.
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
     Support of Subsidiary Institutions. Under the Dodd-Frank Act and Federal Reserve Board policy, we are required to act as a source of financial strength for our bank subsidiary and to commit resources to support the bank. Under current federal law, the Federal Reserve may require us to make capital injections into our bank subsidiary and may charge us with engaging in unsafe and unsound practices if we fail to commit resources to our bank subsidiary or if we undertake actions that the Federal Reserve believes might jeopardize our ability to commit resources to the bank. As a result, an obligation to support our bank subsidiary may be required at times when, without this requirement, we might not be inclined to provide it.
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
     Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2010, our Tier 1 risk-based capital ratio was 16.69% and our total risk-based capital ratio was 17.95%. Well capitalized is a Tier 1 and total risk-based capital ratio in excess of 6% and 10%, respectively. Thus, we are considered well capitalized for regulatory purposes.

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well capitalized is a leverage ratio in excess of 5%. As of December 31, 2010, our leverage ratio was 12.15%.
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
     The Dodd-Frank Act includes certain provisions concerning the capital regulations of the federal banking agencies. These provisions, often referred to as the “Collins Amendment,” are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued by a company, such as our Company, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Dodd-Frank Act requires these new capital regulations to be adopted by the Federal Reserve in final form 18 months after the date of enactment of the act. To date, no proposed regulations have been issued.
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

     FDIC Insurance and Assessments. Before enactment of the EESA in 2008, deposit accounts were insured by the FDIC up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The Dodd-Frank Act permanently increased the depositor coverage limit to $250,000.
     In October 2008, separate from the EESA, the FDIC established the Temporary Liquidity Guarantee Program (the “TLG Program”). As a participant in the deposit guarantee portion of the TLG Program, we were subject to an annual coverage charge of 15 basis points for noninterest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000. The deposit guarantee portion of the TLG Program expired on December 31, 2010. On that date, Section 343 of the Dodd-Frank Act took effect, which extended the deposit insurance coverage for noninterest-bearing deposit accounts previously covered by the TLG Program. However, Section 343 will not require banks to pay an annual coverage charge for the noninterest-bearing accounts.
     These initiatives, along with the high number of bank failures, placed additional stress on the Deposit Insurance Fund (“DIF”). In order to maintain a strong funding position and restore reserve ratios of the DIF to 1.15% of insured deposits, the FDIC increased assessment rates of insured institutions uniformly by seven cents for every $100 of deposits beginning with the first quarter of 2009. Additional changes followed beginning April 1, 2009, which require riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels.
     In May 2009, the FDIC amended its reserve restoration plan and imposed a special assessment of five basis points of each insured institution’s assets less its Tier 1 capital, not to exceed ten basis points of the institution’s domestic deposits, as of June 30, 2009. This special assessment was collected on September 30, 2009. Based on our deposit levels at June 30, 2009, we paid a special assessment amount of approximately $1.2 million.
     On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On December 30, 2009, the Company prepaid approximately $10.0 million for Centennial Bank, which is anticipated to be expensed over the three-year prepayment period.
     The prepaid assessment rate for 2011 and 2012, scheduled to be effective on January 1, 2011, was to equal the institution’s modified third quarter 2009 total base assessment rate plus three basis points. Our prepaid assessment base was to be calculated using our third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012. However, in October 2010, the FDIC adopted a new DIF restoration program to help bolster the DIF reserve ratio to 1.35% by September 2020 as required by the Dodd-Frank Act. Under the new plan, the FDIC will forego the three basis point assessment rate increase scheduled to take effect on January 1, 2011, and maintain the current schedule of assessment rates for all depository institutions. The new plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

     On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, to be effective April 1, 2011. The final rule, among other things, changes the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule also suspends indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In lieu of the dividends, the FDIC is adopting progressively lower assessment rate schedules when the reserve ratio exceeds 2.0% and 2.5%, respectively. The lower rate schedules are intended to prevent the DIF from becoming unnecessarily large while providing more stable and predictable assessment rates. Additionally, the final rule creates a new “scorecard” method of calculating assessment rates for institutions with assets of more than $10 billion (“large institutions”) and institutions with $50 billion or more in total assets controlled by a U.S. parent company with $500 billion or more in assets (“highly complex institutions”). This new pricing system for large institutions and highly complex institutions is expected to create higher assessment rates for institutions with high-risk asset concentration, less stable balance sheet liquidity, or higher loss severity in the event of a failure. The FDIC expects that this will result in lower assessments by at least 5% for most other banks. We expect, but cannot guarantee, that our deposit insurance assessments will decrease as a result of these changes.
     Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank subsidiary. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. Our bank subsidiary received a “satisfactory” CRA rating from the FDIC at its last examination.
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
     Capital Requirements. Our bank subsidiary is also subject to certain restrictions on the payment of dividends as a result of the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by applicable regulators. The regulating agencies consider a bank’s capital levels when taking action on various types of applications and when conducting supervisory activities related to the safety and soundness of individual banks and the banking system. The Federal Reserve Bank monitors the capital adequacy of our bank subsidiary by using a combination of risk-based guidelines and leverage ratios.
     The FDIC Improvement Act. The Federal Deposit Insurance Corporation Improvement Act of 1991, or “FDICIA,” made a number of reforms addressing the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions, and improvement of accounting standards. This statute also limited deposit insurance coverage, implemented changes in consumer protection laws and provided for least-cost resolution and prompt regulatory action with regard to troubled institutions.

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
     There are certain state-law limitations on the payment of dividends by our bank subsidiary. Centennial Bank, which is subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State Bank Commissioner. Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have regularly paid dividends on our common stock beginning with the second quarter of 2003, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.
     The payment of dividends by us, or by our bank subsidiary, may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividend if payment would result in the depository institution being undercapitalized.
     On January 16, 2009, we entered into a Letter Agreement with the Treasury in connection with our issuance to the Treasury of the Series A preferred shares and warrants for common stock under the Capital Purchase Program. The Letter Agreement provides that prior to the earlier of January 16, 2012 and the date we redeem all the Series A preferred shares or they have been transferred to a third party by the Treasury, we may not, without their approval, increase our quarterly dividend on common stock above $0.0545 per share (10% stock dividend adjusted).
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
Anti-Terrorism and Money Laundering Legislation
     Our bank subsidiary is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering and terrorism financing. Our bank subsidiary has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures intended to comply with the foregoing rules.
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
Risks Related to Our Industry
Difficult market and economic conditions have continued to adversely affect our industry and our business.
     The banking industry, and particularly community banks, in 2010 continued to experience effects of the uncertainty in the financial markets and related economic downturn that resulted from negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors. The dramatic declines in the housing market in 2008 and 2009, with decreasing home prices and increasing delinquencies and foreclosures, have continued to negatively impact the credit performance of mortgage and construction loans and result in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may remain depressed for some time. Reduced availability of commercial credit and sustained higher unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. As a result of this market turmoil and tightening of credit, our industry has continued to experience increased commercial and consumer deficiencies, reduced customer confidence, increased market volatility and generally reduced business activity. Lending by financial institutions to their customers and to each other remained anemic in 2010 due to continued concerns over the stability of the financial markets and the economy, and depository institutions continued to experience increased competition for deposits with decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the reduced confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.
     While general economic trends have shown signs of improving in recent months, we cannot be certain that the current market and economic conditions will substantially improve in the near future. Our ability to assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. A worsening of these conditions would likely exacerbate the adverse effects of the recent market and economic conditions on us, our customers and the other financial institutions in our market. As a result, we may experience additional increases in foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.
Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system.
     The EESA authorized the Treasury, under the TARP program, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to one another. The Treasury allocated $250 billion toward TARP’s Capital Purchase Program to fund the purchase of equity securities from participating institutions. As described above, we issued to the Treasury Series A preferred shares and a warrant to purchase shares of our common stock pursuant to TARP’s Capital Purchase Program in January 2009.
     The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the current liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; efforts by the Federal Reserve to purchase U.S. Treasury bonds; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

     In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The act mandates multiple studies, which could result in additional legislative or regulatory action. Due to the comprehensive nature of the Dodd-Frank Act and the potential for new measures, the full impact of the act is difficult to assess.
     The purposes of these legislative and regulatory actions were to stabilize the U.S. banking system and to prevent future financial crises like the one experienced in 2008 and 2009. While the banking system has achieved some stabilization, it is unknown whether the EESA, the Dodd-Frank Act and the other regulatory initiatives described above will produce broad, long-term stabilization. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected.
We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.
     We and our bank subsidiary are subject to extensive federal and state regulation and supervision. As a registered bank holding company, we are primarily regulated by the Federal Reserve Board. Our bank subsidiary is also primarily regulated by the Federal Reserve Board and the Arkansas State Bank Department.
     Banking industry regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not security holders. Complying with such regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements by our regulators. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions.
     Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. As the provisions of the Dodd-Frank Act and the regulations promulgated under the act are implemented, there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.
     As regulation of the banking industry continues to evolve, we expect the costs of compliance to continue to increase and, thus, to affect our ability to operate profitably. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans. If these developments negatively impact our ability to implement our business strategies, it may have a material adverse effect on our results of operations and future prospects.
The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.
     The recently-enacted Dodd-Frank Act included provisions which repealed all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. As a result, one year after the date of enactment of the act, on July 21, 2011, financial institutions may begin paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. The Company does not yet know what interest rates other institutions may offer. Depending on competitive responses, we may choose to begin offering interest on demand deposits to attract additional customers or to maintain current customers and existing deposit balances. If we take such action, our interest expense will increase and our net interest margin will decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Additional bank failures or further changes to the FDIC insurance assessment system may increase our FDIC insurance assessments and result in higher noninterest expense.
     In 2008, the EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor, and the FDIC took additional temporary measures to provide increased coverage on certain deposit accounts in response to the recent financial crisis. In July 2010, the Dodd-Frank Act made permanent the $250,000 per depositor coverage limit.
     The FDIC has taken a number of actions since 2008 in order to maintain a strong funding position and restore reserve ratios of the Deposit Insurance Fund (“DIF”) depleted by the increased deposit insurance coverage and the high number of bank failures. Such actions have included a uniform increase in assessment rates of insured institutions, modifications to the risk-based rate assessment system, a one-time special assessment, and requiring prepayment of estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second special assessment.
     In October 2010, the FDIC adopted a new DIF restoration program to help further bolster the DIF reserve ratio as required by the Dodd-Frank Act. Under the new plan, the FDIC will forego a three basis point assessment rate increase scheduled to take place on January 1, 2011, and maintain the current schedule of assessment rates for all depository institutions. The new plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.
     On February 7, 2011, the FDIC approved a final rule implementing additional changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, to be effective April 1, 2011. The final rule, among other things, changes the assessment base for insured institutions from adjusted domestic deposits to average consolidated total assets less average tangible equity capital (Tier 1 capital). The rule also suspends indefinitely certain requirements of the FDIC to pay dividends from the DIF to prevent the DIF from becoming unnecessarily large and adopts, in place of the dividends, progressively lower assessment rate schedules when the reserve ratio exceeds certain levels. Additionally, the final rule changes the method of calculating assessment rates for large institutions and highly complex institutions, which the FDIC expects to result in higher assessment rates for these institutions and lower assessments for most other banks.
     We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. While we expect our deposit insurance assessments to decrease as a result of the recent changes to the deposit insurance assessment system, there is no guarantee that our assessment rate will not increase as a result of these changes. Additionally, if there continue to be historically high numbers of bank or financial institution failures in the foreseeable future or the recently adopted changes do not have their desired effect of strengthening the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay even higher FDIC premiums than our current levels, which would increase our noninterest expense.
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

     As of December 31, 2010, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 120.2% and our cumulative repricing gap position was 10.8% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 20.8% of our $2.47 billion loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the declines in the interest rate environment since 2008, as of December 31, 2010, we had approximately $193.3 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. In addition, 68.6% of our loans receivable and 75.1% of our time deposits at December 31, 2010, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.
     Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.
Risks Related to Our Business
Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect us.
     Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. During 2010, we increased the allowance for loan losses by 24.2% due to the continued adverse economic conditions in our Florida market, particularly related to real estate, and to the increase in our impaired loans. As a result, as of December 31, 2010, our allowance for loan losses was approximately $53.3 million, or 2.2% of our total loans receivable.
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
Our high concentration of real estate loans exposed us to increased lending risk.
     As of December 31, 2010, the primary composition of our loan portfolio was as follows:
•	commercial real estate loans (excludes construction and land development) of $1.05 billion, or 42.4% of total loans;

•	construction and land development loans of $476.1 million, or 19.3% of total loans;

•	commercial and industrial loans of $226.5 million, or 9.2% of total loans;

•	residential real estate loans of $620.8 million, or 25.1% of total loans; and

•	consumer loans of $52.1 million, or 2.1% of total loans.

     Commercial real estate, construction and land development and commercial and industrial loans, which comprised 70.9% of our total loan portfolio as of December 31, 2010, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 27.2% of our total loan portfolio as of December 31, 2010. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.
     Approximately 96% of our loans are to the borrowers of the two states in which we have our market area, Arkansas and Florida. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geography base.
     Our concentration in commercial real estate loans exposes us to greater risk associated with those types of loans. The repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flows from the project are reduced, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan, or in the most extreme cases, we may have to foreclose. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.
     We have 86.8% of our loans as real estate loans primarily in Arkansas and Florida where we have our market area, and this poses a concentration risk, especially when the Florida area suffers from depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.
Deterioration in local economic and housing markets has led to loan losses and reduced earnings and could lead to additional loan losses and reduced earnings.
     Over the past three years, there has been a dramatic decrease in housing and real estate values, coupled with a significant increase in the rate of unemployment, in our Florida markets. These trends have contributed to an increase in our non-performing loans and reduced asset quality. As of December 31, 2010, our non-performing loans totaled approximately $49.5 million, or 2.62% of total non-covered loans. Non-performing assets were approximately $61.2 million as of this same date, or 2.08% of total non-covered assets. In addition, we had approximately $19.6 million in accruing loans that were between 30 and 89 days delinquent as of December 31, 2010. If market conditions further deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.
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
     While we believe our allowance for loan losses is adequate as of December 31, 2010, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in our making additions to the provision for loan losses during 2011. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.

     Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. Generally, trends in these factors have been negative over the most recent three years in our Florida markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth or negative growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.
If the value of real estate in our Florida markets were to remain depressed or decline further, a significant portion of our loans in our Florida market that were not acquired from the FDIC could become under-collateralized, which could have a material adverse effect on us.
     As of December 31, 2010, loans in the Florida market totaled $890.0 million, or 36.1% of our loans receivable. Of those loans, approximately 35.3% are not subject to loss sharing with the FDIC. Of the Florida loans for which we do not have loss sharing, approximately 86.7% were secured by real estate. The difficult local economic conditions have adversely affected the values of our real estate collateral in Florida and will likely continue to do so for the foreseeable future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.
Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.
     We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2010, the legal lending limit of our bank subsidiary for secured loans was approximately $65.6 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of any two of our Chairman, our Chief Executive Officer and our director Richard H. Ashley. Currently, we have a total of $267.1 million committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.
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
Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.
     Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits, and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. In addition, local deposits reflect a mix of transaction and time deposits, whereas brokered deposits typically are less stable time deposits, which may need to be replaced with higher cost funds. Our costs of funds and our profitability and liquidity are likely to be adversely affected, if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

The loss of key officers may materially and adversely affect us.
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
     On January 25, 2011, the SEC adopted a final rule implementing certain executive compensation and corporate governance provisions of the Dodd-Frank Act. These provisions make applicable to all public companies certain requirements similar to those already imposed on participants in the TARP Capital Purchase Program. The new SEC rule requires public companies to provide their shareholders with non-binding advisory votes (i) at least once every three years on the compensation paid to their named executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years. A separate, non-binding advisory shareholder vote will be required regarding golden parachute compensation arrangements for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments. Also, the SEC is required to ensure that national listing exchanges, such as the New York Stock Exchange and the NASDAQ, prohibit the listing of any companies that fail to adopt clawback policies pursuant to which incentive-based compensation paid to executives will be subject to clawback based on financial results which were subsequently restated within three years of such payment. The amount of the clawback is the amount in excess of what would have been paid under the restated results. As a participant in the TARP program, we are exempted from the “say on frequency” vote requirement and are already subject to an annual “say on pay” vote requirement under the ARRA, as well as similar clawback requirements. However, if we redeem our Series A preferred shares held by the Treasury and terminate our participation in TARP, we will be subject to all of the requirements of the new SEC rule.
     These provisions and any future rules issued by the Treasury or the SEC could adversely affect our ability to attract and retain management capable and motivated sufficiently to manage and operate our business through difficult economic and market conditions. If we are unable to attract and retain qualified employees to manage and operate our business, we may not be able to successfully execute our business strategy.

If we participate in the SBLF program, we may not meet SBLF lending goals.
     We recently applied to participate in the Small Business Lending Fund (“SBLF”). If we participate in the SBLF, our senior preferred shares issued under the Capital Purchase Program would be refinanced to the SBLF program. The SBLF is designed to stimulate lending to small businesses and requires banks to increase lending to small businesses in order to benefit from favorable dividend rates on the senior preferred shares issued to the Treasury. If our lending to small businesses increases, the dividend rate that we must pay to the Treasury could fall to as low as 1%. However, if we do not increase our lending to small businesses after the first two years in the SBLF, we will be required to pay an additional 2% quarterly dividend penalty above the 5% dividend rate we currently pay under the Capital Purchase Program. Such an increase would occur approximately one year before the scheduled increase in our dividend rate under the Capital Purchase Program to 9%.
     The future demands for additional lending are unclear and uncertain. To avoid this 2% dividend penalty, we could be forced to make loans that involve risks or terms that we would not otherwise find acceptable or in our shareholders’ best interest. Such loans could adversely affect our results of operation and financial condition and may be in conflict with bank regulations and requirements as to liquidity and capital. If we fail to meet SBLF lending goals, such failure could adversely affect our results of operation and financial condition by increasing our overall cost of capital.
Our growth and expansion strategy may not be successful and our market value and profitability may suffer.
     Growth through the acquisition of banks particularly FDIC-assisted transactions and de novo branching represent important components of our business strategy. Any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:
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
     In the current economic environment, we may continue to have opportunities to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for integration of an acquired institution, we may face additional risks in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.
     In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to continue de novo branching. De novo branching and any acquisition carry with it numerous risks, including the following:
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
     The loss sharing agreements we entered into with the FDIC in connection with our recent FDIC-assisted acquisitions require the consent of the FDIC in connection with certain change of control transactions, including the sale by the Company or by any individual shareholder, or group of shareholders acting in concert, of shares of our common stock totaling more than 9% of our outstanding common stock. This requirement could restrict or delay our ability to raise additional capital to fund acquisition or growth opportunities or for other purposes, or to pursue a merger or consolidation transaction that management may believe is in the best interest of our shareholders. This could also restrict or delay the ability of our shareholders to sell a substantial amount of our shares. In addition, if such a transaction were to occur without the FDIC’s consent, we could lose the benefit of the loss-share coverage provided by these agreements for certain covered assets.
There may be undiscovered risks or losses associated with our bank acquisitions which would have a negative impact upon our future income.
     Our growth strategy includes strategic acquisitions of banks. We have acquired 11 banks since we started our first subsidiary bank in 1999, including three in 2005, one in 2008, and six in 2010, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and Florida. In most cases, other than in connection with FDIC-assisted transactions, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.
Changes in national and local economic conditions could lead to higher loan charge-offs in connection with our acquisitions, all of which may not be supported by the loss sharing agreements with the FDIC.
     In connection with our FDIC-assisted acquisitions, we acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to this loan portfolio. Fluctuations in national, regional and local economic conditions, including those related to local residential and commercial real estate and construction markets, may increase the level of charge-offs that we make to our loan portfolio, and, consequently, reduce our net income. Such fluctuations may also increase the level of charge-offs on the loan portfolios that we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.
     Although we have entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that we have acquired in connection with the acquisitions will be indemnified by the FDIC, we are not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

Our recent acquisitions have increased our commercial real estate loan portfolio, which have a greater credit risk than residential mortgage loans.
     With our recent acquisitions, our commercial loan and construction loan portfolios have become a larger portion of our total loan portfolio than it was prior to the acquisitions. This type of lending is generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline.
The acquisitions from the FDIC have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately.
     Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. The internal controls over financial reporting of our FDIC-assisted acquisitions were excluded from the evaluation of effectiveness of our disclosure controls and procedures as of the period ended December 31, 2010, because of the timing of the acquisitions. As a result of the acquisitions, however, we may be implementing changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisitions, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
Our failure to fully comply with the loss-sharing provisions relating to our FDIC acquisitions could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering us financially responsible for the full amount of any losses related to such assets.
In connection with the FDIC acquisitions, we entered into loss-sharing agreements with the FDIC whereby the FDIC has agreed to cover 70% or 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, “covered assets”), and 80% or 95% of the losses on such covered assets in excess of thresholds stated in the loss-sharing agreements. Our management of and application of the terms and conditions of the loss-sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that we must submit to the FDIC and on-site compliance visitations by the FDIC. If we fail to fully comply with its obligations under the loss-sharing provisions of the Purchase and Assumption Agreements relating to the acquisitions, we could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, we would be solely financially responsible for the losses sustained by such individual or pools of assets.
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
     Our directors and executive officers, as a group, beneficially owned 22.5% of our common stock as of December 31, 2010. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.
Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on us.
     Like other coastal areas, our markets in Florida are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.
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
     We have $44.3 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock and the Series A preferred shares. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on the Series A preferred shares and our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Series A preferred shares or our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock (including the Series A preferred shares and our common stock). If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of the Series A preferred shares and our common stock. Moreover, without notice to or consent from the holders of the Series A preferred shares or our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.
The securities purchase agreement between us and the Treasury limits our ability to pay dividends on and repurchase our common stock.
     The securities purchase agreement between us and the Treasury provides that prior to the earlier of January 16, 2012 and the date on which all of the Series A preferred shares have been redeemed by us or transferred by the Treasury to third parties, we may not, without the consent of the Treasury, (a) increase the cash dividend on our common stock above $0.0545 per share (adjusted for our 10% stock dividend in 2010) or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire any shares of our common stock or preferred stock (other than the Series A preferred shares) or any trust preferred securities issued by us. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A preferred shares. These restrictions, together with the potentially dilutive impact of the warrant we issued to the Treasury, could have a negative effect on the value of our common stock. Moreover, holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically paid cash dividends on our common stock, we are not required to do so and our board of directors could reduce or eliminate our common stock dividend in the future.
We may be unable to, or choose not to, pay dividends on our common stock.
     Although we have paid a quarterly dividend on our common stock since the second quarter of 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:
•	We may not have sufficient earnings since our primary source of income, the payment of dividends to us by our bank subsidiary, is subject to federal and state laws that limit the ability of that bank to pay dividends.

•	Federal Reserve Board policy requires bank holding companies to pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.

•	Before dividends may be paid on our common stock in any year, payments must be made on our subordinated debentures and the Series A preferred shares as described in this “Risk Factors” section and elsewhere in this annual report.

•	Our board of directors may determine that, even though funds are available for dividend payments, retaining the funds for internal uses, such as expansion of our operations, is a better strategy.

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
     We may in the future attempt to redeem the Series A preferred shares and the warrant we issued to the Treasury in connection with the TARP Capital Purchase Program. The rules and policies applicable to recipients of capital under the TARP Capital Purchase Program have evolved since the program’s initial implementation, and their scope, timing and effect could further change in the future. While we may wish to redeem the Series A preferred shares and repurchase the warrant we issued to the Treasury, we may not be permitted to do so. Any such transaction would require prior Federal Reserve and Treasury approval. Based on Federal Reserve guidelines, an institution must demonstrate an ability to access the long-term debt markets without reliance on the FDIC’s TLG Program, successfully demonstrate access to public equity markets and meet a number of additional requirements and considerations before repurchasing or redeeming any securities sold to the Treasury under the TARP Capital Purchase Program.
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
     The dividends declared on the Series A preferred shares will reduce the net income available to common shareholders and our earnings per common share. The Series A preferred shares will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interests of the existing holders of our common stock will be diluted to the extent the warrant we issued to the Treasury in conjunction with the sale to the Treasury of the Series A preferred shares is exercised. The shares of common stock underlying the warrant represent approximately 0.56% of the shares of our common stock outstanding as of December 31, 2010 (including the shares issuable upon exercise of the warrant in total shares outstanding). Although the Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

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
Item 1B. UNRESOLVED STAFF COMMENTS
     There are currently no unresolved Commission staff comments received by the Company more than 180 days prior to the end of the fiscal year covered by this annual report.
Item 2. PROPERTIES
     The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2010, our bank subsidiary owned or leased a total of 49 branches throughout Arkansas, 9 branches in the Florida Keys, 6 branches in Central Florida, 3 branches in Southwest Florida, and 29 branches in the Florida Panhandle. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.
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
     Our common stock trades on the Nasdaq National Market in the Global Select Market System under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock (10% stock dividend adjusted).

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2010
1st Quarter	$24.73	$20.95	$0.0545
2nd Quarter	26.75	22.44	0.0540
3rd Quarter	24.57	20.32	0.0540
4th Quarter	22.69	20.09	0.0540

2009
1st Quarter	$24.22	$13.38	$0.0545
2nd Quarter	21.06	16.83	0.0545
3rd Quarter	20.20	16.96	0.0545
4th Quarter	22.35	18.77	0.0545
     As of February 24, 2011, there were 769 stockholders of record of the Company’s common stock.
     Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is necessarily dependent upon the availability of earnings and future financial condition. In January 2009, the Company issued 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A totaling $50.0 million to the United States Department of Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. The agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share without approval by the Treasury. This limitation will be in effect until the earlier of January 16, 2012, and the day we redeem all the Series A Preferred Shares or UST transfers them all to a third party.
     There were no sales of our unregistered securities during the period covered by this report.

     We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2010:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	660,658	$10.88	536,689

Equity compensation plans not approved by the stockholders	—	—	—

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

	Period Ending
Index	06/22/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Home Bancshares, Inc.	100.00	133.86	117.54	164.74	148.76	151.20
Russell 2000	100.00	115.28	113.47	75.13	95.55	121.21
SNL Bank and Thrift	100.00	112.35	85.68	49.27	48.61	54.27

Item 6. SELECTED FINANCIAL DATA.
Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share data(a))
Income statement data:
Total interest income	$151,122	$132,253	$145,718	$141,765	$123,763
Total interest expense	34,708	39,943	59,666	73,778	60,940

Net interest income	116,414	92,310	86,052	67,987	62,823
Provision for loan losses	72,850	11,150	27,016	3,242	2,307

Net interest income after provision for loan losses	43,564	81,160	59,036	64,745	60,516
Non-interest income	65,049	30,659	22,615	25,754	19,127
Gain on sale of equity investment	—	—	6,102	—	—
Non-interest expense	85,001	72,883	75,717	61,535	56,478

Income before income taxes	23,612	38,936	12,036	28,964	23,165
Provision for income taxes	6,021	12,130	1,920	8,519	7,247

Net income	17,591	26,806	10,116	20,445	15,918
Preferred stock dividends & accretion of discount on preferred stock	2,680	2,576	—	—	—

Net income available to common stockholders	$14,911	$24,230	$10,116	$20,445	$15,918

Per share data:
Basic earnings per common share	$0.53	$1.03	$0.46	$1.00	$0.90
Diluted earnings per common share	0.52	1.02	0.45	0.98	0.85
Diluted cash earnings per common share (1)	0.58	1.06	0.50	1.04	0.90
Book value per common share	15.02	14.71	12.95	12.35	11.32
Tangible book value per common share (2) (5)	12.52	12.66	10.36	10.15	9.03
Dividends — common	0.2165	0.2182	0.2018	0.1218	0.0755
Average common shares outstanding	28,361	23,627	21,798	20,475	17,223
Average diluted shares outstanding	28,600	23,884	22,344	20,820	18,917

Performance ratios:
Return on average assets	0.55%	1.03%	0.39%	0.92%	0.78%
Cash return on average assets (6)	0.61	1.10	0.44	0.98	0.86
Return on average common equity	3.41	7.45	3.51	8.50	8.12
Cash return on average tangible common equity (2) (7)	4.40	9.49	4.88	11.06	11.46
Net interest margin (9)	4.27	4.09	3.82	3.52	3.51
Efficiency ratio (3)	44.41	55.98	62.68	62.10	64.99

Asset quality:
Non-performing non-covered assets to total non-covered assets	2.08%	2.12%	1.42%	0.36%	0.23%
Non-performing non-covered loans to total non-covered loans	2.62	2.05	1.53	0.20	0.32
Allowance for loan losses to non-performing non-covered loans	107.77	107.57	135.08	903.97	574.37
Allowance for loans losses to total non-covered loans	2.83	2.20	2.06	1.83	1.84
Net charge-offs to average non-covered loans	3.19	0.43	1.01	—	0.03

Summary Consolidated Financial Data — Continued

	As of or for the Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share data(a))
Balance sheet data (period end):
Total assets	$3,762,646	$2,684,865	$2,580,093	$2,291,630	$2,190,648
Investment securities	469,864	322,115	355,244	430,399	531,891
Loans receivable not covered by FDIC loss share	1,892,374	1,950,285	1,956,232	1,606,994	1,416,295
Loans covered by FDIC loss share receivable	575,776	—	—	—	—
Allowance for loan losses	53,348	42,968	40,385	29,406	26,111
Intangible assets	71,110	57,737	56,585	45,229	46,985
Non-interest-bearing deposits	392,622	302,228	249,349	211,993	215,142
Total deposits	2,961,798	1,835,423	1,847,908	1,592,206	1,607,194
Subordinated debentures (trust preferred securities)	44,331	47,484	47,575	44,572	44,663
Stockholders’ equity	476,925	464,973	283,044	253,056	231,419
Capital ratios:
Common equity to assets	11.4%	15.48%	10.97%	11.04%	10.56%
Tangible common equity to tangible assets (2) (8)	9.65	13.63	8.97	9.25	8.60
Tier 1 leverage ratio (4)	12.15	17.42	10.87	11.44	11.29
Tier 1 risk-based capital ratio	16.69	20.76	12.70	13.45	14.57
Total risk-based capital ratio	17.95	22.02	13.95	14.70	15.83
Dividend payout — common	35.01	19.11	43.53	12.23	8.46

(a)	All per share amounts have been restated to reflect the effect of the 8% stock dividend during 2008 and the 10% stock dividend during 2010.

(1)	Diluted cash earnings per share reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 24,” for the non-GAAP tabular reconciliation.

(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.

(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available for sale investment securities.

(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 25,” for the non-GAAP tabular reconciliation.

(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 26,” for the non-GAAP tabular reconciliation.

(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 27,” for the non-GAAP tabular reconciliation.

(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Table 28,” for the non-GAAP tabular reconciliation.

(9)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2010, 2009 and 2008. This discussion should be read together with the “Summary Consolidated Financial Data,” our financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2010, we had, on a consolidated basis, total assets of $3.76 billion, loans receivable of $2.47 billion, total deposits of $2.96 billion, and stockholders’ equity of $476.9 million.
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
Key Financial Measures

	As of or for the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data (a))
Total assets	$3,762,646	$2,684,865	$2,580,093
Loans receivable not covered by loss share	1,892,374	1,950,285	1,956,232
Loans receivable covered by FDIC loss share	575,776	—	—
Total deposits	2,961,798	1,835,423	1,847,908
Total stockholders’ equity	476,925	464,973	—
Net income	17,591	26,806	10,116
Net income available to common stockholders	14,911	24,230	10,116
Basic earnings per common share	0.53	1.03	0.46
Diluted earnings per common share	0.52	1.02	0.45
Diluted cash earnings per common share (1)	0.58	1.06	0.50
Net interest margin — FTE	4.27%	4.09%	3.82%
Efficiency ratio	44.41	55.98	62.68
Return on average assets	0.55	1.03	0.39
Return on average common equity	3.41	7.45	3.51

(1)	See Table 24 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

(a)	All per share amounts have been restated to reflect the effect of the 8% stock dividend during 2008 and the 10% stock dividend during 2010.

2010 Overview
     Our net income decreased 34.4% to $17.6 million for the year ended December 31, 2010, from $26.8 million for the same period in 2009. On a diluted earnings per share basis, our net earnings decreased 49.0% to $0.52 for the year ended December 31, 2010, as compared to $1.02 for the same period in 2009.
     The decrease in 2010 earnings is associated with several items. During 2010, the Company incurred $34.5 million in pre-tax bargain purchase gains from FDIC-assisted acquisitions, a higher provision for loan losses than in prior years totaling $72.9 million (primarily resulting from $62.5 million in net loan charge offs during 2010), a $3.6 million charge to investment securities, $5.2 million of merger expenses associated with our FDIC-assisted acquisitions plus a $24.1 million improvement in net interest income associated with the FDIC acquisition combined with an overall enhanced net interest margin for 2010.
     Our return on average assets was 0.55% for the year ended December 31, 2010, compared to 1.03% for the same period in 2009. Our return on average common equity was 3.41% for the year ended December 31, 2010, compared to 7.45% for the same period in 2009. The changes were primarily due to the previously discussed changes in net income for the year ended December 31, 2010, compared to the same period in 2009.
     Our net interest margin, on a fully taxable equivalent basis, was 4.27% for the year ended December 31, 2010, compared to 4.09% for the same period in 2009. Our ability to improve pricing on our deposits and hold down the decline of interest rates on loans allowed the Company to expand net interest margin.
     Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 44.41% for the year ended December 31, 2010, compared to 55.98% for the same period in 2009. The improvement in our efficiency ratio is primarily due the gains on our FDIC-assisted acquisitions completed during the year just ended combined with the improvements in our net interest margin. Excluding the gains on our acquisitions, losses on investments, losses on OREO and merger expenses our core efficiency ratio was 49.62%
     Our total assets increased $1.08 billion, a growth of 40.1%, to $3.76 billion as of December 31, 2010, from $2.68 billion as of December 31, 2009. Our non-covered loan portfolio decreased $57.9 million, a decrease of 2.97%, to $1.89 billion as of December 31, 2010, from $1.95 billion as of December 31, 2009. As of December 31, 2010, our FDIC acquisitions provided $575.8 million of covered loans, $25.0 million of non-covered loans, $21.6 million of covered foreclosed assets held for sale and a $227.3 indemnification asset associated with those items. Stockholders’ equity increased $12.0 million, a growth of 2.6%, to $476.9 million as of December 31, 2010, compared to $465.0 million as of December 31, 2009.
     As of December 31, 2010, our non-performing non-covered loans increased to $49.5 million, or 2.62%, of total non-covered loans from $39.9 million, or 2.05%, of total loans as of December 31, 2009. The allowance for loan losses as a percent of non-performing non-covered loans was 107.77% as of December 31, 2010, compared to 107.57% from December 31, 2009. The increase in non-performing loans is primarily the result of the continued unfavorable economic conditions. Non-performing loans in Florida were $26.1 million at December 31, 2010 compared to $30.2 million as of December 31, 2009. Non-performing loans in Arkansas were $23.4 million at December 31, 2010 compared to $9.7 million as of December 31, 2009.
     As of December 31, 2010, our non-performing assets increased to $61.2 million, or 2.08%, of total assets from $56.8 million, or 2.12%, of total assets as of December 31, 2009. The increase in non-performing assets is primarily the result of the continued unfavorable economic conditions. Non-performing assets in Florida were $32.5 million at December 31, 2010 compared to $40.8 million as of December 31, 2009. Non-performing assets in Arkansas were $28.7 million at December 31, 2010 compared to $16.0 million as of December 31, 2009.

2009 Overview
     Our net income increased 165.0% to $26.8 million for the year ended December 31, 2009, from $10.1 million for the same period in 2008. On a diluted earnings per share basis, our net earnings increased 124.0% to $1.02 for the year ended December 31, 2009, as compared to $0.45 for the same period in 2008.
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
     Our total assets increased $104.8 million, a growth of 4.1%, to $2.68 billion as of December 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio decreased $5.9 million, a decline of 0.3%, to $1.95 billion as of December 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $181.9 million, a growth of 64.3%, to $465.0 million as of December 31, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $107.3 million or 6,261,750 shares of common stock resulting from our 2009 common stock offering combined with retained earnings for the year ended December 31, 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $107.3 million of common stock, the growth in stockholders’ equity for the year ended December 31, 2009 was 8.7%.
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
     Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

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
     The Company and its subsidiaries file consolidated tax returns. Its subsidiaries provide for income taxes on a separate return basis, and remits to the Company amounts determined to be currently payable.
     Stock Options. In accordance with FASB ASC 718, Compensation — Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.
Acquisitions and Equity Investments
     On January 1, 2008, we acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After, we were reimbursed 100% for those losses; the remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.

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
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $342.6 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
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
     Prior to the acquisition, Key West operated one banking center located in Key West, Florida. Including the effects of purchase accounting adjustments, Centennial Bank acquired $89.6 million in assets and assumed approximately $66.7 million of the deposits of Key West. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $46.9 million, $5.7 million of foreclosed assets and assumed $20.0 million of FHLB advances.
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
     Prior to the acquisition, Coastal and Bayside operated 12 banking centers in the Florida Panhandle area. Including the effects of purchase accounting adjustments, Centennial Bank acquired $436.8 million in assets and assumed approximately $424.6 million of the deposits of Coastal and Bayside. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $200.6 million, non-covered loans with an estimated fair value of $4.1 million, $9.6 million of foreclosed assets and $18.5 million of investment securities.
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
     Prior to the acquisition, Wakulla operated 12 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $377.9 million in assets and assumed approximately $356.2 million in deposits of Wakulla. Additionally, Centennial Bank purchased performing covered loans of approximately $148.2 million, performing non-covered loans with an estimated fair value of $17.6 million, $45.9 million of marketable securities and $27.6 million of federal funds sold.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Wakulla.
     Acquisition Gulf State Community Bank
     On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the loans and certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (Gulf State).
     Prior to the acquisition, Gulf State operated 5 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $118.2 million in assets and assumed approximately $97.7 million in deposits of Gulf State. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $41.2 million, non-covered loans with an estimated fair value of $1.7 million, $4.7 million of foreclosed assets and $10.8 million of investment securities.
     See Note 2 “Business Combinations” to the Consolidated Financial Statements for an additional discussion for the acquisition of Gulf State.
     FDIC-Assisted Acquisitions
     The acquisitions of Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank are seen as attractive by Home BancShares. The transactions provide the ability to expand into opportunistic markets and increase market share in Florida. The transactions are anticipated to be profitable due to the pricing associated with the acquired loan portfolio and the establishment of the indemnification asset. The ability to add immediate deposit growth helps to supplement organic deposit growth. Also, reduction in the duplication of efforts and centralization of functions within the organizations is expected to lead to increased efficiencies and increased profitability. Should the acquired markets not perform as expected, the losses associated with the covered assets significantly exceed expectations, the operational efforts required to integrate the acquisitions and manage the loss share require significantly more resources than anticipated or the overall financial performance of the acquired institutions may not reach expectations and may adversely affect the overall financial performance of our Company.
     FDIC-Assisted Acquisitions — True Up
     Our purchase and assumption agreements in connection with our FDIC-assisted acquisitions allow the FDIC to recover a portion of the loss share funds previously paid out under the indemnification agreements in the event losses fail to reach the expected loss under a claw back provision. Should the markets associated with any of the banks we acquired through FDIC-assisted transactions perform better than initially projected, the Bank is required to pay this clawback (or “true-up”) payment to the FDIC on a specified date following the tenth anniversary of such acquisition (the “True-Up Measurement Date”).

     Specifically, in connection with the Old Southern and Key West acquisitions, such “true-up” payments would be equal to 50% of the excess, if any, of (i) 20% of a stated threshold of $110.0 million in the case of Old Southern and $23.0 million in the case of Key West, less (ii) the sum of (A) 25% of the asset premium (discount) plus (B) 25% of the Cumulative Shared Loss Payments (defined as the aggregate of all of the payments made or payable to Centennial Bank minus the aggregate of all of the payments made or payable to the FDIC) plus (C) the Period Servicing Amounts for any twelve-month period prior to and ending on the True-Up Measurement Date (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets (other than shared loss securities) at the beginning and end of such period times 1%).
     In connection with the Coastal-Bayside, Wakulla and Gulf State acquisitions, the “true-up” payments would be equal to 50% of the excess, if any, of (i) 20% of an intrinsic loss estimate of $121.0 million in the case of Coastal, $24.0 million in the case of Bayside, $73.0 million in the case of Wakulla and $35.0 million in the case of Gulf State, less (ii) the sum of (A) 20% of the net loss amount (the sum of all losses less the sum of all recoveries on covered assets) plus (B) 25% of the asset premium (discount) plus (C) 3.5% of the total loans subject to loss sharing under the loss sharing agreements as specified in the schedules to the agreements.
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
Branches
     We intend to continue opening new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2010 no de novo branches were opened. During 2009, we opened a branch location in the Arkansas community of Heber Springs. During 2008, we opened two de novo branch locations. These branch locations are located in the Arkansas communities of Morrilton and Cabot. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.
     As a result of the evaluation process for cost saving opportunities as part of our aspirations to improve efficiencies, three existing Arkansas branches were closed during the second quarter of 2009 and one existing Florida branch was closed during the fourth quarter of 2010. The Arkansas locations closed were located in New Edinburg, Kingsland and one of our two Heights neighborhood locations in Little Rock. The Florida branch closed was located in Duck Key.
     During 2010, Centennial Bank entered into six loss sharing agreements with the FDIC. Through these six transactions, the Company has added a total of thirty-six branch locations in Florida. These branch locations include one in the Florida Keys, six in the Greater Orlando MSA, and twenty-nine in the Florida Panhandle, which contains seven locations in the Panama City MSA and ten locations in the Tallahassee MSA. The Company is currently evaluating the branch locations acquired from the FDIC. Although the Company plans to keep most of the acquired branches, final determinations are still in progress. The Company, however, does expect eight strategic branch closures to occur during the first part of 2011. These include one branch in Port St. Joe and one grocery store branch in each of the Crawfordville and Blountstown locations. The remaining five strategic branch closures during the first part of 2011 are the branches associated with the Gulf State acquisition.

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
Results of Operations for the Years Ended December 31, 2010, 2009 and 2008
     Our net income decreased 34.4% to $17.6 million for the year ended December 31, 2010, from $26.8 million for the same period in 2009. On a diluted earnings per share basis, our net earnings decreased 49.0% to $0.52 for the year ended December 31, 2010, as compared to $1.02 for the same period in 2009.
     The decrease in 2010 earnings is associated with several items. During 2010, the Company incurred $34.5 million in pre-tax bargain purchase gains from FDIC-assisted acquisitions, a higher provision for loan losses than in prior years totaling $72.9 million (primarily from the result of a $62.5 million in net loan charge offs during 2010), a $3.6 million charge to investment securities, $5.2 million of merger expenses associated with our FDIC-assisted acquisitions plus a $24.1 million improvement in net interest income associated with the FDIC acquisition combined with an overall enhanced net interest margin for 2010.
     Our net income increased 165.0% to $26.8 million for the year ended December 31, 2009, from $10.1 million for the same period in 2008. On a diluted earnings per share basis, our net earnings increased 124.0% to $1.02 for the year ended December 31, 2009, as compared to $0.45 for the same period in 2008.
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
     Net interest income on a fully taxable equivalent basis increased $24.3 million, or 25.3%, to $120.6 million for the year ended December 31, 2010, from $96.2 million for the same period in 2009. This increase in net interest income was the result of a $19.1 million increase in interest income combined with a $5.2 million decrease in interest expense. There was an $19.1 million increase in interest income primarily as the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an improvement in interest income of $19.9 million and the repricing of our earning assets resulted in a $792,000 decrease in interest income for the year ended December 31, 2010. The $5.2 million decrease in interest expense for the year ended December 31, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $10.6 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $5.3 million.
     Net interest income on a fully taxable equivalent basis increased $7.1 million, or 8.0%, to $96.2 million for the year ended December 31, 2009, from $89.1 million for the same period in 2008. This increase in net interest income was the result of a $12.6 million decrease in interest income combined with a $19.7 million decrease in interest expense. The $12.6 million decrease in interest income was primarily the result of the repricing of our earning assets in the declining interest rate environment offset slightly by a higher level of earning assets. The repricing of our earning assets in the declining interest rate environment resulted in a $13.5 million decrease in interest income while the higher level of earning assets resulted in an increase in interest income of $937,000, for the year ended December 31, 2009. The $19.7 million decrease in interest expense for the year ended December 31, 2009, is primarily the result of our interest bearing liabilities repricing in the declining interest rate environment combined with a reduction in our interest bearing liabilities. The repricing of our interest bearing liabilities in the declining interest rate environment resulted in a $17.1 million decrease in interest expense. The reduction of our interest bearing liabilities resulted in lower interest expense of $2.6 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.27% for the year ended December 31, 2010 compared to 4.09% for the same period in 2009, respectively. Our ability to improve pricing on our deposits and hold the changes of interest rates on loans to a minimum allowed the Company to expand net interest margin. Additionally, the FDIC acquisitions during 2010 provided a slight improvement in Company’s 2010 net interest margin.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2010, 2009 and 2008, as well as changes in fully taxable equivalent net interest margin for the years 2010 compared to 2009 and 2009 compared to 2008.

Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest income	$151,122	$132,253	$145,718
Fully taxable equivalent adjustment	4,151	3,917	3,084

Interest income — fully taxable equivalent	155,273	136,170	148,802
Interest expense	34,708	39,943	59,666

Net interest income — fully taxable equivalent	$120,565	$96,227	$89,136

Yield on earning assets — fully taxable equivalent	5.50%	5.78%	6.37%
Cost of interest-bearing liabilities	1.46	2.06	2.91
Net interest spread — fully taxable equivalent	4.04	3.72	3.46
Net interest margin — fully taxable equivalent	4.27	4.09	3.82
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2010 vs. 2009	2009 vs. 2008
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$19,895	$937
Increase (decrease) in interest income due to change in earning asset yields	(792)	(13,569)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(5,346)	2,580
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	10,581	17,143

Increase (decrease) in net interest income	$24,338	$7,091

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2010, 2009 and 2008. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2010			2009			2008
	Average	Income /	Yield	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	/ Rate	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$177,418	$408	0.23%	$48,701	$116	0.24%	$5,691	$133	2.34%
Federal funds sold	15,500	37	0.24	8,510	15	0.18	14,745	313	2.12
Investment securities — taxable	232,578	7,052	3.03	196,363	8,319	4.24	279,152	12,610	4.52
Investment securities — non-taxable	141,066	9,323	6.61	130,033	8,961	6.89	112,724	7,649	6.79
Loans receivable	2,257,310	138,453	6.13	1,971,712	118,759	6.02	1,922,861	128,097	6.66

Total interest-earning assets	2,823,872	155,273	5.50	2,355,319	136,170	5.78	2,335,173	148,802	6.37

Non-earning assets	401,314			251,656			249,767

Total assets	$3,225,186			$2,606,975			$2,584,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$898,272	$5,242	0.58%	$675,377	$4,663	0.69%	$684,234	$10,736	1.57%
Time deposits	1,140,383	19,060	1.67	861,071	22,779	2.65	937,270	34,857	3.72

Total interest-bearing deposits	2,038,655	24,302	1.19	1,536,448	27,442	1.79	1,621,504	45,593	2.81
Federal funds purchased	19	—	0.00	2,924	6	0.21	7,850	182	2.32
Securities sold under agreement to repurchase	64,694	497	0.77	70,798	477	0.67	111,398	1,522	1.37
FHLB and other borrowed funds	220,590	7,574	3.43	280,162	9,466	3.38	259,162	9,255	3.57
Subordinated debentures	46,462	2,335	5.03	47,531	2,552	5.37	47,622	3,114	6.54

Total interest-bearing liabilities	2,370,420	34,708	1.46	1,937,863	39,943	2.06	2,047,536	59,666	2.91

Non-interest bearing liabilities
Non-interest-bearing deposits	344,778			284,647			236,009
Other liabilities	22,980			12,036			13,568

Total liabilities	2,738,178			2,234,546			2,297,113
Stockholders’ equity	487,008			372,429			287,827

Total liabilities and stockholders’ equity	$3,225,186			$2,606,975			$2,584,940

Net interest spread			4.04%			3.72%			3.46%
Net interest income and margin		$120,565	4.27		$96,227	4.09		$89,136	3.82

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2010 compared to 2009 and 2009 compared to 2008 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2010 over 2009			2009 over 2008
		Yield			Yield
	Volume	/Rate	Total	Volume	/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$296	$(4)	$292	$198	$(215)	$(17)
Federal funds sold	16	6	22	(94)	(204)	(298)
Investment securities — taxable	1,362	(2,629)	(1,267)	(3,547)	(744)	(4,291)
Investment securities — non-taxable	739	(377)	362	1,191	121	1,312
Loans receivable	17,482	2,212	19,694	3,189	(12,527)	(9,338)

Total interest income	19,895	(792)	19,103	937	(13,569)	(12,632)

Interest expense:
Interest-bearing transaction and savings deposits	1,377	(798)	579	(137)	(5,936)	(6,073)
Time deposits	6,115	(9,834)	(3,719)	(2,654)	(9,424)	(12,078)
Federal funds purchased	(3)	(3)	(6)	(72)	(104)	(176)
Securities sold under agreement to repurchase	(43)	63	20	(437)	(608)	(1,045)
FHLB and other borrowed funds	(2,043)	151	(1,892)	726	(515)	211
Subordinated debentures	(57)	(160)	(217)	(6)	(556)	(562)

Total interest expense	5,346	(10,581)	(5,235)	(2,580)	(17,143)	(19,723)

Increase (decrease) in net interest income	$14,549	$9,789	$24,338	$3,517	$3,574	$7,091

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
     Our Company is primarily a real estate lender in Arkansas and Florida. As such we are subject to declines in asset quality when real estate prices fall during a recession. The current recession has harshly impacted the real estate market in Florida. During 2008, many real estate values declined in the 20 plus percent range in Florida. The Florida real estate prices continue to decline but the rate of decline has slowed down in 2010 and 2009 compared to 2008. The Arkansas economy in our markets has been stable over the past several years with no boom or bust. As a result, the Arkansas economy has fared much better with only low single digit declines in real estate values annually since 2008.
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009 and 2010, non-performing non-covered loans were $39.9 million and $49.5 million, respectively.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $72.9 million for the year ended December 31, 2010, $11.2 million for December 31, 2009, and $27.0 million for 2008.
     Our provision for loan losses increased $61.7 million, or 553.4% to $72.9 million for the year ended December 31, 2010, from $11.2 million for 2009. The net loans charged off for the year ended December 31, 2010 were $62.5 million compared to $8.6 million for the same period in 2009. The provision for loan losses in our Florida market was approximately $29.6 million for 2010. The increase in the provision for loan losses is primarily associated with the $62.5 million in net charges for impairment during 2010 to certain loans or a $53.9 million increase from 2009.
     Of the $62.5 million net charged off for the impaired loans, approximately $26.0 million is from our Florida market. The remaining $36.5 million predominately relate to loans charged-off in the Company’s Arkansas market. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

     Our provision for loan losses decreased $15.9 million, or 58.7% to $11.2 million for the year ended December 31, 2009, from $27.0 million for 2008. The decrease in the provision for loan losses was primarily associated with a more modest decline in asset quality versus the previous year. In 2008 our non-performing loans increased $26.6 million compared to $10.0 million increase during 2009. The 2009 decline in our asset quality was primarily related to the unfavorable economic conditions that continue to impact our Florida market. The provision for loan losses in our Florida market was approximately $7.7 million for 2009.
  Non-Interest Income
     Total non-interest income was $65.0 million in 2010, compared to $30.7 million in 2009 and $28.7 million in 2008. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.
     Table 5 measures the various components of our non-interest income for the years ended December 31, 2010, 2009, and 2008, respectively, as well as changes for the years 2010 compared to 2009 and 2009 compared to 2008.
Table 5: Non-Interest Income

	Years Ended December 31,			2010 Change		2009 Change
	2010	2009	2008	from 2009		from 2008
	(Dollars in thousands)
Service charges on deposit accounts	$13,600	$14,551	$13,656	$(951)	(6.5)%	$895	6.6%
Other service charges and fees	7,371	6,857	6,564	514	7.5	293	4.5
Mortgage lending income	3,111	2,738	2,771	373	13.6	(33)	(1.2)
Mortgage servicing income	314	726	853	(412)	(56.7)	(127)	(14.9)
Insurance commissions	1,180	881	775	299	33.9	106	13.7
Income from title services	463	575	643	(112)	(19.5)	(68)	(10.6)
Increase in cash value of life insurance	1,383	1,981	2,113	(598)	(30.2)	(132)	(6.2)
Dividends from FHLB, FRB & Bankers’ bank	561	440	828	121	27.5	(388)	(46.9)
Equity in income (loss) of unconsolidated affiliates	—	—	102	—	0.0	(102)	(100.0)
Gain on acquisitions	34,484	—	—	34,484	100.0	—	—
Gain on sale of equity investment	—	—	6,102	—	0.0	(6,102)	(100.0)
Gain on sale of SBA loans	18	51	127	(33)	(64.7)	(76)	(59.8)
Gain (loss) on sale of premises and equipment, net	92	(29)	103	121	(417.2)	(132)	(128.2)
Gain (loss) on OREO, net	(950)	(44)	(2,880)	(906)	2,059.1	2,836	(98.5)
Gain (loss) on securities, net	(3,643)	1	(5,927)	(3,644)	(364,400.0)	5,928	(100.0)
FDIC indemnification accretion	4,508	—	—	4,508	100.0	—	—
Other income	2,557	1,931	2,887	626	32.4	(956)	(33.1)

Total non-interest income	$65,049	$30,659	$28,717	$34,390	112.2%	$1,942	6.8%

     Non-interest income increased $34.4 million, or 112.2%, to $65.0 million for the year ended December 31, 2010 from $30.7 million for the same period in 2009. The primary factors that resulted in the increase include:
•	The $951,000 aggregate decrease in service charges on deposits was primarily related our bank fee processing restrictions related to Regulation E offset by growth from our FDIC acquisitions. Regulation E provides a basic framework that establishes the rights, liabilities, and responsibilities of participants in electronic fund transfer systems such as automated teller machine transfers, telephone bill-payment services, point-of-sale terminal transfers in stores, and preauthorized transfers from or to a consumer’s account.

•	The $412,000 aggregate decrease in mortgage servicing income was related to the sale of the mortgage servicing portfolio during the year.

•	The $4.5 million FDIC indemnification accretion is new income as a result of the FDIC-assisted acquisitions during 2010.

•	The $34.5 million gain on acquisitions is related to the institutions that we purchased during 2010 through FDIC-assisted transactions.

•	The $950,000 loss on OREO in 2010 is primarily the result of the sale of one of the two large foreclosed housing developments in the Florida Keys.

•	During 2010, we became aware that fraudulent rural improvement district bonds had been sold to various financial institutions in Arkansas. As a result of the apparent fraud $3.6 million was charged to investment securities. Reference the Investment Securities MD&A discussion for additional information.
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
  Non-Interest Expense
     Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.
     Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2010, 2009, and 2008, as well as changes for the years ended 2010 compared to 2009 and 2009 compared to 2008.
Table 6: Non-Interest Expense

	Years Ended December 31,			2010 Change		2009 Change
	2010	2009	2008	from 2009		from 2008
	(Dollars in thousands)
Salaries and employee benefits	$38,881	$33,035	$35,566	$5,846	17.7%	$(2,531)	(7.1)%
Occupancy and equipment	13,164	10,599	11,053	2,565	24.2	(454)	(4.1)
Data processing expense	3,513	3,214	3,376	299	9.3	(162)	(4.8)
Other operating expenses:
Advertising	2,033	2,614	2,644	(581)	(22.2)	(30)	(1.1)
Merger and acquisition expenses	5,165	1,511	1,775	3,654	241.8	(264)	(14.9)
Amortization of intangibles	2,561	1,849	1,849	712	38.5	—	0.0
Amortization of mortgage servicing rights	436	801	589	(365)	(45.6)	212	36.0
Electronic banking expense	1,974	2,903	2,980	(929)	(32.0)	(77)	(2.6)
Directors’ fees	679	986	991	(307)	(31.1)	(5)	(0.5)
Due from bank service charges	439	414	307	25	6.0	107	34.9
FDIC and state assessment	3,676	4,689	1,804	(1,013)	(21.6)	2,885	159.9
Insurance	1,220	1,120	947	100	8.9	173	18.3
Legal and accounting	1,620	915	1,384	705	77.0	(469)	(33.9)
Mortgage servicing expense	158	303	297	(145)	(47.9)	6	2.0
Other professional fees	1,526	1,087	1,626	439	40.4	(539)	(33.1)
Operating supplies	889	837	959	52	6.2	(122)	(12.7)
Postage	675	665	742	10	1.5	(77)	(10.4)
Telephone	824	668	901	156	23.4	(233)	(25.9)
Other expense	5,568	4,673	5,927	895	19.2	(1,254)	(21.2)

Total non-interest expense	$85,001	$72,883	$75,717	$12,118	16.6%	$(2,834)	(3.7)%

     Non-interest expense increased $12.1 million, or 16.6%, to $85.0 million for the year ended December 31, 2010, from $72.9 million for the same period in 2009. During the year ended December 31, 2010, we incurred $5.2 million of merger expenses. During 2009, we incurred $1.5 million of merger expenses and a $1.2 million for the special assessment from the FDIC. Excluding these non-core items, core non-interest expense was $79.8 million for the year ended December 31, 2010 compared to $70.2 million for the same period in 2009. This increase is the result of the additional operating costs associated with the branch locations acquired from the six FDIC-assisted transactions completed during 2010, particularly in the increased personnel costs and the normal increase in cost of doing business.

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
  Income Taxes
     The provision for income taxes decreased $6.1 million, or 50.4%, to $6.0 million for the year ended December 31, 2010, from $12.1 million for 2009. The provision for income taxes increased $10.2 million, or 531.8%, to $12.1 million for the year ended December 31, 2009, from $1.9 million for 2008. The effective tax rate for the years ended December 31, 2010, 2009 and 2008 were 25.5%, 31.2% and 16.0%, respectively.
     The lower effective income tax rate for 2010 is primarily associated with our lower pre-tax income for 2010. During 2009, we recorded $38.9 million of pre-tax income compared to $23.6 million in 2010 or a decrease of $15.3 million. The reduced pre-tax income at our marginal tax rate of 39.225% resulted in a decrease of income taxes of approximately $6.0 million or 98.4% of the change for 2010.
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
Financial Conditions as of and for the Years Ended December 31, 2010 and 2009
     Our total assets increased $1.08 billion, a growth of 40.1%, to $3.76 billion as of December 31, 2010, from $2.68 billion as of December 31, 2009. Our non-covered loan portfolio decreased $57.9 million, a decrease of 2.97%, to $1.89 billion as of December 31, 2010, from $1.95 billion as of December 31, 2009. During 2010, our FDIC acquisitions provided $575.8 million of covered loans, $21.6 million of covered foreclosed assets held for sale and a $227.3 indemnification asset associated with those items. Stockholders’ equity increased $12.0 million, a growth of 2.6%, to $476.9 million as of December 31, 2010, compared to $465.0 million as of December 31, 2009.
     Our total assets increased $104.8 million, a growth of 4.1%, to $2.68 billion as of December 31, 2009, from $2.58 billion as of December 31, 2008. Our loan portfolio decreased $5.9 million, a decline of 0.3%, to $1.95 billion as of December 31, 2009, from $1.96 billion as of December 31, 2008. Stockholders’ equity increased $181.9 million, a growth of 64.3%, to $465.0 million as of December 31, 2009, compared to $283.0 million as of December 31, 2008. The increase in stockholders’ equity is primarily associated with the issuance of $50.0 million of preferred stock to the United States Department of Treasury and the net issuance of $107.3 million or 6,261,750 shares of common stock resulting from our 2009 common stock offering combined with retained earnings for the year ended December 31, 2009. Excluding the issuance of the $50.0 million of preferred stock and the net issuance of the $107.3 million of common stock, the growth in stockholders’ equity for the year ended December 31, 2009 was 8.7%.

     Loan Portfolio
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.96 billion during 2010, $1.97 billion during 2009 and $1.92 billion during 2008. Non-covered loans were $1.89 billion, $1.95 billion and $1.96 billion as of December 31, 2010, 2009 and 2008, respectively. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
     The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwest Florida, and are generally secured by residential or commercial real estate or business or personal property within our market areas. We have only made a limited amount of new loan originations within our central Florida and the Florida Panhandle markets entered into in 2010 as a result of our FDIC acquisitions. However, we did acquire $23.3 million of non-covered loans during our FDIC acquisitions which were located in the Florida Panhandle market.
     Certain credit markets have experienced difficult conditions and volatility during 2009 and 2010, particularly Florida. The Florida market currently is approximately 86.7% secured by real estate and 16.6% of our loan portfolio not covered by loss share.
     Table 7 presents our period end loan balances not covered by loss share by category as of the dates indicated.
Table 7: Non-Covered Loan Portfolio

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$805,635	$808,983	$816,603	$607,638	$465,306
Construction/land development	348,768	368,723	320,398	367,422	393,410
Agricultural	26,798	33,699	23,603	22,605	11,659
Residential real estate loans:
Residential 1-4 family	371,381	382,504	391,255	259,975	229,588
Multifamily residential	59,319	62,609	56,440	45,428	37,440

Total real estate	1,611,901	1,656,518	1,608,299	1,303,068	1,137,403
Consumer	51,642	39,084	46,615	46,275	45,056
Commercial and industrial	184,014	219,847	255,153	219,062	206,559
Agricultural	16,549	10,280	23,625	20,429	13,520
Other	28,268	24,556	22,540	18,160	13,757

Loans receivable not covered by loss share	$1,892,374	$1,950,285	$1,956,232	$1,606,994	$1,416,295

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

     As of December 31, 2010, non-covered commercial real estate loans totaled $1.18 billion, or 62.4% of our non-covered loan portfolio compared to $1.21 million, or 62.1% of our non-covered loan portfolio, as of December 31, 2009. This decrease is primarily related to our loan charge-offs during 2010, normal loan pay downs combined with flat loan demand. Florida non-covered commercial real estate loans are approximately 9.6% of our non-covered loan portfolio.
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
     As of December 31, 2010, we had $430.7 million, or 22.8% of our non-covered loan portfolio, in non-covered residential real estate loans which is comparable to the $445.1 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2009. This decrease is primarily related to our loan charge-offs during 2010, normal loan pay downs combined with flat loan demand. Florida non-covered residential real estate loans are approximately 4.8% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of December 31, 2010, our non-covered installment consumer loan portfolio totaled $51.6 million, or 2.7% of our total non-covered loan portfolio, compared to the $39.1 million, or 2.0% of our non-covered loan portfolio as of December 31, 2009. This increase is associated with loans not including loss acquired during our FDIC-assisted transactions completed during 2010. Florida non-covered consumer loans are approximately 1.4% of our non-covered loan portfolio.
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
     As of December 31, 2010, non-covered commercial and industrial loans outstanding totaled $184.0 million, or 9.7% of our non-covered loan portfolio, compared to $219.8 million, or 11.3% of our non-covered loan portfolio, as of December 31, 2009. This decrease is primarily related to our loan charge-offs during 2010, normal loan pay downs combined with flat loan demand. Florida non-covered commercial and industrial loans are approximately 0.4% of our non-covered loan portfolio.

  Total Loans Receivable
Table 8: Total Loans Receivable
As of December 31, 2010

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$805,635	$208,678	$1,014,313
Construction/land development	348,768	127,340	476,108
Agricultural	26,798	5,454	32,252
Residential real estate loans
Residential 1-4 family	371,381	180,914	552,295
Multifamily residential	59,319	9,176	68,495

Total real estate	1,611,901	531,562	2,143,463
Consumer	51,642	498	52,140
Commercial and industrial	184,014	42,443	226,457
Agricultural	16,549	63	16,612
Other	28,268	1,210	29,478

Total	$1,892,374	$575,776	$2,468,150

     Table 9 presents the distribution of the maturity of our total loans as of December 31, 2010. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rates environment, the Company has approximately $193.3 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. These loans are shown as fixed rate in the table below.
     The covered loans acquired during our FDIC acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.

Table 9: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$372,525	$442,191	$199,597	$1,014,313
Construction/land development	253,561	185,873	36,674	476,108
Agricultural	10,833	6,623	14,796	32,252
Residential real estate loans
Residential 1-4 family	198,673	188,534	165,088	552,295
Multifamily residential	28,556	24,432	15,507	68,495

Total real estate	864,148	847,653	431,662	2,143,463
Consumer	18,994	32,076	1,070	52,140
Commercial and industrial	125,013	87,976	13,468	226,457
Agricultural	8,298	8,292	22	16,612
Other	4,940	14,850	9,688	29,478

Total loans receivable	$1,021,393	$990,847	$455,910	$2,468,150

Non-covered with fixed interest rates	$667,706	$632,380	$78,752	$1,378,838
Non-covered with floating interest rates	165,622	179,552	168,362	513,536
Covered loans with accretable yield	188,065	178,915	208,796	575,776

Total	$1,021,393	$990,847	$455,910	$2,468,150

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

     Table 10 sets forth information with respect to our non-performing non-covered assets as of December 31, 2010, 2009, 2008, 2007, and 2006. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 10: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual non-covered loans	$48,924	$37,056	$28,524	$2,952	$3,905
Non-covered loans past due 90 days or more (principal or interest payments)	578	2,889	1,374	301	641

Total non-performing non-covered loans	49,502	39,945	29,898	3,253	4,546

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	11,626	16,484	6,763	5,083	435
Other non-performing non-covered assets	77	371	16	15	13

Total other non-performing non-covered assets	11,703	16,855	6,779	5,098	448

Total non-performing non-covered assets	$61,205	$56,800	$36,677	$8,351	$4,994

Allowance for loan losses to non-performing non-covered loans	107.77%	107.57%	135.08%	903.97%	574.37%
Non-performing non-covered loans to total non-covered loans	2.62	2.05	1.53	0.20	0.32
Non-performing non-covered assets to total non-covered assets	2.08	2.12	1.42	0.36	0.23
     Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 52.7% and 75.6% of our non-performing non-covered loans as of December 31, 2010 and 2009, respectively.
     Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at December 31, 2010, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2011.
     Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.
     In this current real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. We have not forgiven any material principal amounts on any loan modifications to date. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2010, we had $57.3 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Of the $57.3 million in non-covered restructured loans, $29.7 million are also reported as non-covered impaired loans. Our Florida market contains $30.2 million of these non-covered restructured loans.

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
     The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings increased during 2009 and 2010, as the Bank continued to work with borrowers who are experiencing financial difficulties. 82.2% and 75.0% of all restructured loans were performing to the terms of the restructure as of December 31, 2010 and 2009, respectively.
     Total foreclosed assets held for sale not covered by loss share were $11.6 million as of December 31, 2010, compared to $16.5 million as of December 31, 2009 for a decrease of $4.9 million. The foreclosed assets held for sale not covered by loss share are comprised of $6.3 million of assets located in Florida with the remaining $5.3 million of assets located in Arkansas. During 2010 we sold one of the two large foreclosed housing developments in the Florida Keys. The remaining housing development has vacant lots and one completed model home. The property is currently listed for sale with a broker. The carrying value of this non-covered property is $4.0 million. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.
     At December 31, 2010, total foreclosed assets held for sale were $33.2 million. Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2010, 2009, 2008, 2007 and 2006.
Table 11: Total Foreclosed Assets Held For Sale

	As of December 31, 2010
		Covered
	Not Covered	by FDIC
	by Loss Share	Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,697	$6,196	$11,893
Construction/land development	3,489	—	3,489
Agricultural	—	—	—
Residential real estate loans
Residential 1-4 family	2,176	15,372	17,548
Multifamily residential	264	—	264

Total foreclosed assets held for sale	$11,626	$21,568	$33,194

	As of December 31,
	2009	2008	2007	2006
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,767	$2,439	$4,723	$357
Construction/land development	5,235	2,244	226	19
Agricultural	82	—	—	—
Residential real estate loans
Residential 1-4 family	2,150	2,080	134	59
Multifamily residential	250	—	—	—

Total foreclosed assets held for sale	$16,484	$6,763	$5,083	$435

     Total non-performing non-covered loans were $49.5 million as of December 31, 2010, compared to $39.9 million as of December 31, 2009 for an increase of $9.6 million. The increase in non-performing loans is primarily from our Arkansas market. Non-performing loans at December 31, 2010 are $23.4 million and $26.1 million in the Arkansas and Florida markets, respectively.
     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.6 million for the year ended December 31, 2010, $2.0 million in 2009, and $1.0 million in 2008 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2010, 2009 and 2008 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2010, average non-covered impaired loans were $62.1 million compared to $41.0 million as of December 31, 2009. As of December 31, 2010, non-covered impaired loans were $92.3 million compared to $44.4 million as of December 31, 2009 for an increase of $47.9 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions. As of December 31, 2010, our Florida market accounted for $35.3 million of the non-covered impaired loans.
     We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All covered loans acquired in these transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

  Past Due and Non-Accrual Loans
     Table 12 shows the summary non-accrual loans as of December 31, 2010, 2009, 2008, 2007 and 2006:
Table 12: Total Non-Accrual Loans

	As of December 31, 2010
		Covered
	Not Covered	by FDIC
	by Loss Share	Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,535	$—	$16,535
Construction/land development	6,808	—	6,808
Agricultural	220	—	220
Residential real estate loans
Residential 1-4 family	15,995	—	15,995
Multifamily residential	5,122	—	5,122

Total real estate	44,680	—	44,680
Consumer	1,308	—	1,308
Commercial and industrial	2,935	—	2,935
Agricultural	—	—	—
Other	1	—	1

Total non-accrual loans	$48,924	$—	$48,924

	As of December 31,
	2009	2008	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,068	$7,757	$531	$1,406
Construction/land development	4,951	9,007	100	258
Agricultural	115	410	387	496
Residential real estate loans
Residential 1-4 family	16,962	8,958	1,582	1,328
Multifamily residential	—	351	—	—

Total real estate	32,096	26,483	2,600	3,488
Consumer	177	98	213	175
Commercial and industrial	4,772	1,263	139	215
Agricultural	11	680	—	—
Other	—	—	—	27

Total non-accrual loans	$37,056	$28,524	$2,952	$3,905

     Table 13 shows the summary of past due loans as of December 31, 2010, 2009, 2008, 2007 and 2006:
Table 13: Total Loans Past Due 90 Days or More

	As of December 31, 2010
		Covered
	Not Covered	by FDIC
	by Loss Share	Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$32,695	$32,695
Construction/land development	1	45,920	45,921
Agricultural	—	1,407	1,407
Residential real estate loans
Residential 1-4 family	535	25,164	25,699
Multifamily residential	—	—	—

Total real estate	536	105,186	105,722
Consumer	34	335	369
Commercial and industrial	8	4,740	4,748
Agricultural	—	—	—
Other	—	—	—

Total loans past due 90 days or more	$578	$110,261	$110,839

	As of December 31,
	2009	2008	2007	2006
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$251	$87	$—
Construction/land development	—	115	101	188
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	1	981	37	331
Multifamily residential	2,888	—	—	—

Total real estate	2,889	1,347	225	519
Consumer	—	—	72	78
Commercial and industrial	—	12	4	27
Agricultural	—	—	—	—
Other	—	15	—	17

Total loans past due 90 days or more	$2,889	$1,374	$301	$641

     The Company’s total covered loans past due 90 days or more to total covered loans was 19.1% as of December 31, 2010.
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

     As we evaluate the allowance for loan losses, we categorize it as follows: (i) specific allocations; (ii) allocations for criticized and classified assets with no specific allocation; (iii) general allocations for each major loan category; and (iv) miscellaneous allocations.
     Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. All but one of the Company’s impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loan. This analysis will be performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses, and if necessary, adjustments will be made to the specific allocation provided for a particular loan.
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
     Allocations for Criticized and Classified Assets with No Specific Allocation. We establish allocations for loans rated “special mention” through “loss” in accordance with the guidelines established by the regulatory agencies. A percentage rate is applied to each loan category to determine the level of dollar allocation.
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
     Charge-offs and Recoveries. Total charge-offs increased to $64.5 million for the year ended December 31, 2010, compared to $10.5 million for the same period in 2009. Total recoveries increased slightly to $2.0 million for the year ended December 31, 2010, compared to $1.9 million for the same period in 2009. Net charge-offs increased to $62.5 million for the year ended December 31, 2010, compared to $8.6 million for the same period in 2009.
     Of the $62.5 million net charged off for the impaired loans, approximately $36.5 million is related to Arkansas borrowers and $26.0 million is related to Florida borrowers.
Specifically, the significant Arkansas charge-offs consisted of the following:
•	A relationship that included several real estate loans and commercial and industrial (“C&I”) loans. At the time the loans were made, the real estate loans were supported by independent real estate appraisals indicating the value was within regulatory guidelines. The most significant C&I loans were secured by accounts receivable of a substantial nature and were made within existing policy guidelines. During December 2010, management was advised by counsel of a substantial change in circumstances regarding the collectability of pledged receivables. As a result, the Board of Directors met and determined that charge-offs were necessary because the terms and conditions of the loans were unlikely to be met. In addition, it became apparent that litigation regarding a portion of the receivables would not be resolved in a reasonable period of time. After reassessment of the collectability of the C&I debt and reappraisals of the real estate loans, the charge-off on this relationship during the fourth quarter of 2010 was $23.3 million. After the charge-off, this borrower and his related entities have remaining loan balances of $14.7 million. Of the remaining loan balances, $5.7 million are collateral-dependent and supported by current independent appraisals and $9.0 million are serviced by other creditworthy borrowers.

•	A relationship that included several loans secured by both real estate and by rural improvement district bonds. In the fourth quarter of 2010, it was determined that many of these rural improvement bonds were fraudulent, and after a detailed review of the circumstances surrounding each loan, the fourth quarter charge-off on this relationship was $2.2 million. The remaining loan balances of $4.6 million are collateral-dependent, and the real estate loans are supported by current independent appraisals.

•	A relationship that included several loans for real estate development projects that failed in 2010. The total 2010 charge-off for this relationship was $1.5 million, of which $300,000 occurred in the second quarter when the borrower could no longer service the debt related to the projects. New appraisals were ordered to determine the current value of the collateral-dependent loans, and based on these new appraisals, the specific reserve for these credits was placed at $500,000. During the fourth quarter of 2010, we took legal action to obtain the related collateral and then charged off the remaining $1.2 million as expected loss. This higher than expected charge-off was due to unanticipated deterioration in the overall real estate development in which these loans reside that came to light in the fourth quarter. The remaining balance of $2.3 million is collateral-dependent, in the process of foreclosure, and supported by current independent appraisals.

•	A relationship that included one C&I loan of $1.5 million. We charged this loan off in full in the first quarter of 2010 after we determined that the collateral securing the loan was worthless. The loan had a specific reserve of the full amount of $1.5 million in the quarter prior to the charge-off.

•	A relationship that included one loan of $1.5 million secured by mixed collateral. We charged off the loan in full in the third quarter after the borrower could no longer service the debt.
The remaining $6.5 million in Arkansas charge-offs consisted of many relationships with no individual relationship consisting of charge-offs greater than $1.0 million.

Specifically, the significant Florida charge-offs consisted of the following:
•	A relationship that included several real estate development loans totaling $10.2 million. At the time of the loans, they were supported by independent real estate appraisals indicating the values were within regulatory guidelines, and the projects were supported by development plans that appeared appropriate at the time. None of the projects were income-producing, and all of the developments stalled in 2010. In the fourth quarter, we determined that the outside income originally anticipated providing debt service capability was not going to materialize in a reasonable period of time. Therefore, we moved the loans to non-accrual status, and new appraisals were ordered to determine the level of impairment. The new appraisals obtained in November 2010 led to a fourth quarter charge-off of $7.4 million. The remaining collateral-dependent loan balance of $2.8 million is supported by the appraisals obtained in November 2010.

•	A relationship consisting of real estate development loans totaling $8.9 million. At the time of each loan, the advances were supported by independent real estate appraisals indicating the values were within regulatory guidelines, and the projects were supported by development plans that appeared appropriate at the time. The largest of the developments reached a point in mid-2010 where it could no longer support the $7.4 million debt associated with the project. Through discussions with the borrower and analysis of the project, we determined that the current income of the project could only support $2.6 million in debt. We charged down the loan during the fourth quarter of 2010 by $4.8 million. The remaining balance of $2.6 million is supported by the current cash flow of the project and is not considered to be collateral dependent. In addition, a loan totaling $1.5 million could no longer be serviced by the borrower, and due to the uncertainty of collectability through liquidation due to an intervening lien, the full balance of $1.5 million was charged-off in the fourth quarter of 2010.

•	A relationship of two loans totaling $2.2 million made for the construction of a single-family home for resale. The initial construction loan of $2.1 million was made in 2007. The loan was supported by an independent real estate appraisal indicating the value was within regulatory guidelines, and the construction was supported by a development plan that appeared appropriate at the time. Construction was not completed with this amount, and an additional loan of $100,000 was made to complete the structure in 2010. The general decline in the Florida market has affected this value, and we began foreclosure proceedings in the fourth quarter of 2010. The specific reserve for this credit ranged from $1.0 million to $1.1 million in the three quarters prior to the fourth quarter charge-off of $1.3 million. The remaining balance of $900,000 is collateral-dependent, in the process of foreclosure, and supported by a current independent appraisal.

•	A borrower with one commercial real estate loan totaling $2.3 million. At the time the loan was made, it was supported by an independent real estate appraisal indicating the value was within regulatory guidelines and a cash flow analysis indicating the ability to service the debt. The general decline in the Florida tourist market affected the cash flow of the project, and the borrower became unable to service the debt in 2010. The loan was placed on non-accrual status in the second quarter of 2010 and we continued to attempt to restructure the debt. In the fourth quarter of 2010, we determined that the current cash flow of the project would only support $800,000. A total of $1.5 million was charged-off in the fourth quarter on this credit, and the remaining $800,000 has been restructured and is supported by a current independent appraisal and the cash flow of the project.

•	An individual with one C&I loan totaling $1.0 million. The loan was secured by the stock in a bank that failed in the fourth quarter of 2009, and a specific reserve for the full balance was maintained at that time. The individual subsequently died, and the estate had no assets available for our claim, so the loan was charged-off in full in the second quarter of 2010.
The remaining $8.5 million in Florida charge-offs consisted of many relationships with no individual relationship consisting of charge-offs greater than $1.0 million.

     Table 14 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.
Table 14: Analysis of Allowance for Loan Losses

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$42,968	$40,385	$29,406	$26,111	$24,175
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	16,705	2,762	5,743	16	322
Construction/land development	10,274	1,714	6,661	9	125
Agricultural	—	—	863	—	18
Residential real estate loans:
Residential 1-4 family	10,731	3,101	6,033	349	143
Multifamily residential	—	97	—	6	—

Total real estate	37,710	7,674	19,300	380	608
Consumer	2,500	1,523	442	270	243
Commercial and industrial	24,227	1,222	1,076	176	626
Agricultural	—	—	—	—	—
Other	16	50	102	—	37

Total loans charged off	64,453	10,469	20,920	826	1,514

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	800	268	1,172	423	102
Construction/land development	55	67	8	1	122
Agricultural	68	204	—	5	—
Residential real estate loans:
Residential 1-4 family	492	761	135	162	346
Multifamily residential	—	—	—	18	66

Total real estate	1,415	1,300	1,315	609	636
Consumer	501	435	83	110	104
Commercial and industrial	50	149	99	127	157
Agricultural	—	—	—	—	—
Other	17	18	4	33	246

Total recoveries	1,983	1,902	1,501	879	1,143

Net (recoveries) loans charged off	62,470	8,567	19,419	(53)	371
Allowance for loan losses of acquired institution	—	—	3,382	—	—
Provision for loan losses	72,850	11,150	27,016	3,242	2,307

Balance, end of year	$53,348	$42,968	$40,385	$29,406	$26,111

Net (recoveries) charge-offs to average non-covered loans	3.19%	0.43%	1.01%	(0.00)%	0.03%
Allowance for loan losses to period-end non-covered loans	2.83	2.20	2.06	1.83	1.84
Allowance for loan losses to net (recoveries) charge-offs	85	502	208	(55,483)	7,038

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
     The changes for the period ended December 31, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.
     Table 15 presents the allocation of allowance for loan losses as of the dates indicated.
Table 15: Allocation of Allowance for Loan Losses

	As of December 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)	Amount	(1)
(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$16,874	42.6%	$13,284	41.5%	$16,010	41.7%	$11,475	37.8%	$9,130	32.8%
Construction/land development	12,002	18.5	9,624	18.9	9,369	16.4	7,332	22.9	7,494	27.8
Agricultural	373	1.4	284	1.7	255	1.2	311	1.4	505	0.8
Residential real estate loans:
Residential 1-4 family	11,065	19.6	10,654	19.6	6,814	20.0	3,968	16.2	3,091	16.2
Multifamily residential	3,232	3.1	694	3.2	880	2.9	727	2.8	909	2.6

Total real estate	43,546	85.2	34,540	84.9	33,328	82.2	23,813	81.1	21,129	80.2
Consumer	815	2.7	1,705	2.0	848	2.4	905	2.9	861	3.2
Commercial and industrial	6,357	9.7	6,067	11.3	4,945	13.0	3,243	13.6	3,237	14.6
Agricultural	207	0.9	279	0.5	816	1.2	599	1.3	456	1.0
Other	—	1.5	—	1.3	—	1.2	14	1.1	11	1.0
Unallocated	2,423	—	377	—	448	—	832	—	417	—

Total	$53,348	100.0%	$42,968	100.0%	$40,385	100.0%	$29,406	100.0%	$26,111	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

  Investment Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available for sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2010 and 2009, we had no held-to-maturity or trading securities.
     Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available for sale securities were $469.9 million as of December 31, 2010, compared to $322.1 million as of December 31, 2009. The estimated effective duration of our securities portfolio was 3.2 years as of December 31, 2010.
     As of December 31, 2010, $116.1 million, or 24.7%, of the available for sale securities were invested in mortgage-backed securities, compared to $115.6 million, or 35.9%, of the available for sale securities in the prior year. To reduce our income tax burden, $153.7 million, or 32.7%, of the available for sale securities portfolio as of December 31, 2010, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $145.9 million, or 45.3%, of the available for sale securities as of December 31, 2009. Also, we had approximately $197.3 million, or 42.0%, in obligations of U.S. Government-sponsored enterprises in the available for sale securities portfolio as of December 31, 2010, compared to $56.1 million, or 17.4%, of the available for sale securities in the prior year.
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
     During 2010, we became aware fraudulent rural improvement district bonds had been sold to various financial institutions in Arkansas. As a result of the apparent fraud the board of directors authorized a $3.6 million other than temporary charge to our investment securities.

     Table 16 presents the carrying value and fair value of investment securities for each of the years indicated.
Table 16: Investment Securities

	As of December 31,
	2010				2009
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available for sale
U.S. Government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	113,557	2,820	(300)	116,077	114,464	2,813	(1,690)	115,587
State and political subdivisions	154,706	1,458	(2,457)	153,707	145,086	2,224	(1,375)	145,935
Other securities	2,858	—	(71)	2,787	5,837	—	(1,350)	4,487

Total	$469,369	$5,255	$(4,760)	$469,864	$321,826	$5,167	$(4,878)	$322,115

	As of December 31,
	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available for sale
U.S. Government-sponsored enterprises	$49,632	$810	$(7)	$50,435
Mortgage-backed securities	183,808	1,673	(3,517)	181,964
State and political subdivisions	123,119	990	(4,279)	119,830
Other securities	4,238	—	(1,223)	3,015

Total	$360,797	$3,473	$(9,026)	$355,244

     Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2010, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.
Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2010
		1 Year	5 Years		Total
	1 Year	Through	Through	Over	Amortized	Total Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available for sale
U.S. Government-sponsored enterprises	$95,891	$84,670	$15,340	$2,347	$198,248	$197,293
Mortgage-backed securities	27,574	47,603	16,732	21,648	113,557	116,077
State and political subdivisions	41,587	82,306	29,224	1,589	154,706	153,707
Other securities	2,858	—	—	—	2,858	2,787

Total	$167,910	$214,579	$61,296	$25,584	$469,369	$469,864

Percentage of total	35.8%	45.7%	13.1%	5.4%	100.0%

Weighted average yield	3.00%	3.96%	4.50%	3.62%	3.67%

  Deposits
     Our deposits averaged $2.38 billion for the year ended December 31, 2010, and $1.82 billion for 2009. Total deposits increased $1.1 billion, or 61.4%, to $2.96 billion as of December 31, 2010, from $1.84 billion as of December 31, 2009. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of December 31, 2010 and December 31, 2009, brokered deposits were $98.9 million and $71.0 million, respectively. Included in these brokered deposits are $51.3 million and $36.8 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2010 and December 31, 2009, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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

     Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2010, 2009, and 2008.
Table 18: Average Deposit Balances and Rates

	Years Ended December 31,
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$344,778	—%	$284,647	—%	$236,009	—%
Interest-bearing transaction accounts	811,010	0.60	610,935	0.70	627,294	1.62
Savings deposits	87,262	0.45	64,442	0.62	56,940	0.99
Time deposits:
$100,000 or more	643,784	1.52	494,456	2.63	538,468	3.64
Other time deposits	496,599	1.87	366,615	2.67	398,802	3.83

Total	$2,383,433	1.02%	$1,821,095	1.51%	$1,857,513	2.45%

     Table 19 presents our maturities of large denomination time deposits as of December 31, 2010 and 2009.
Table 19: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2010		2009
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$261,454	30.9%	$187,085	38.8%
Over three months to six months	200,480	23.7	134,207	27.8
Over six months to 12 months	180,752	21.4	118,403	24.5
Over 12 months	202,492	24.0	42,885	8.9

Total	$845,178	100.0%	$482,580	100.0%

  Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $12.5 million, or 20.1%, from $62.0 million as of December 31, 2009 to $74.5 million as of December 31, 2010.
  FHLB Borrowings
     Our FHLB borrowed funds were $177.3 million and $264.4 million at December 31, 2010 and December 31, 2009, respectively. All of the outstanding balance for December 31, 2010 and 2009 were issued as long-term advances. Our remaining FHLB borrowing capacity was $383.6 million and $418.3 million as of December 31, 2010 and December 31, 2009, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

  Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million and $47.5 million as of December 31, 2010 and 2009, respectively.
     Table 20 reflects subordinated debentures as of December 31, 2010 and 2009, which consisted of guaranteed payments on trust preferred securities with the following components:
Table 20: Subordinated Debentures

	As of December 31,
	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, called in the third quarter of 2010 with a penalty of 5.30%	—	3,153
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$44,331	$47,484

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
     The Company holds three trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limits our ability to retire any of our qualifying capital. As a result, the notes previously mentioned are not currently eligible to be paid off.
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

  Stockholders’ Equity
     Stockholders’ equity was $476.9 million at December 31, 2010 compared to $465.0 million at December 31, 2009, an increase of 2.6%. As of December 31, 2010 and 2009 our common equity to asset ratio was 11.4% and 15.5%, respectively. Book value per common share was $15.02 at December 31, 2010 compared to $14.71 at December 31, 2009, a 2.1% increase.
     Stock Dividend. On April 22, 2010, our Board of Directors declared a 10% stock dividend which was paid June 4, 2010 to shareholders of record as of May 14, 2010. Except for fractional shares, the holders of our common stock received 10% additional common stock on June 4, 2010. The common shareholders did not receive fractional shares; instead they received cash at a rate equal to the closing price of a share on June 4, 2010 times the fraction of a share they otherwise would have been entitled to.
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
     All share and per share amounts have been restated to reflect the retroactive effect of the stock dividends. After issuance, these stock dividends lowered our total capital position by approximately $11,000 (2010) and $13,000 (for 2008) as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.
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
     Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.2165, $0.2180 and $0.2018 for the years ended December 31, 2010, 2009 and 2008, respectively. The common per share amounts are reflective of the 10% stock dividend during 2010. The common stock dividend payout ratio for the year ended December 31, 2010, 2009 and 2008 was 35.01%, 19.11% and 43.53%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share.

     Repurchase Program. On January 18, 2008, we announced the adoption by our Board of Directors of a stock repurchase program. The program authorizes us to repurchase up to 1,188,000 shares (10% stock dividend adjusted) of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of December 31, 2010, we have not repurchased any shares in the program. The 2009 agreement between the Company and the Treasury limits our ability to repurchase common stock.
     Liquidity and Capital Adequacy Requirements
     Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($60.3 million as of December 31, 2010) and dividends received from our bank subsidiary.
     Dividend payments by our bank subsidiary are subject to various regulatory limitations. During 2010, the Company did not request any dividends from its banking subsidiary. As a result of the 2010 FDIC-assisted acquisition transactions, the Company could deem it appropriate to apply the option to request dividends from its banking subsidiary during the upcoming year.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2010 and December 31, 2009, we met all regulatory capital adequacy requirements to which we were subject.

     Table 21 presents our risk-based capital ratios as of December 31, 2010 and 2009.
Table 21: Risk-Based Capital

	As of December 31,
	2010	2009
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$476,925	$464,973
Qualifying trust preferred securities	43,000	46,000
Goodwill and core deposit intangibles, net	(69,609)	(55,590)
Unrealized (gain) loss on available for sale securities	(301)	(176)
Other	—	(109)

Total Tier 1 capital	450,015	455,098

Tier 2 capital
Qualifying allowance for loan losses	33,948	27,592

Total Tier 2 capital	33,948	27,592

Total risk-based capital	$483,963	$482,690

Average total assets for leverage ratio	$3,703,818	$2,611,964

Risk weighted assets	$2,696,406	$2,192,000

Ratios at end of year
Leverage ratio	12.15%	17.42%
Tier 1 risk-based capital	16.69	20.76
Total risk-based capital	17.95	22.02
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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
     Table 22 presents actual capital amounts and ratios as of December 31, 2010 and 2009, for our bank subsidiary and us.
Table 22: Capital and Ratios

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2010
Leverage ratios:
Home BancShares	$450,015	12.15%	$148,153	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	10.32	148,755	4.00		185,944	5.00
Tier 1 capital ratios:
Home BancShares	$450,015	16.69%	$107,853	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	14.32	107,203	4.00		160,805	6.00
Total risk-based capital ratios:
Home BancShares	$483,963	17.95%	$215,694	8.00%	$	N/A	N/A	%
Centennial Bank	417,511	15.58	214,383	8.00		267,979	10.00

As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank	293,665	13.47	174,411	8.00		218,014	10.00
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

     Table 23 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2010.
Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$1,587	$2,322	$1,437	$3,817	$9,163
FHLB advances	34,200	47,144	5,900	90,026	177,270
Subordinated debentures	—	—	—	44,331	44,331
Loan commitments	165,434	46,996	15,962	29,511	257,903
Letters of credit	13,728	519	1	4,493	18,741
Non-GAAP Financial Measurements
     We had $71.1 million, $57.7 million, and $56.6 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2010, 2009 and 2008, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 24 through 28, respectively. Per share amounts have been adjusted for the 8% and 10% stock dividends which occurred in August of 2008 and June of 2010, respectively.
Table 24: Diluted Cash Earnings Per Share

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
GAAP net income available to common stockholders	$14,911	$24,230	$10,116
Intangible amortization after-tax	1,556	1,125	1,124

Cash earnings available to common stockholders	$16,467	$25,355	$11,240

GAAP diluted earnings per common share	$0.52	$1.02	$0.45
Intangible amortization after-tax	0.06	0.04	0.05

Diluted cash earnings per common share	$0.58	$1.06	$0.50

Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.02	$14.71	$12.96
Tangible book value per common share: (A-C-D)/B	12.52	12.67	10.37

(A) Total common equity	$427,469	$415,698	$283,044
(B) Common shares outstanding (10% stock dividend adjusted)	28,452	28,259	21,846
(C) Goodwill	59,663	53,039	50,038
(D) Core deposit and other intangibles	11,447	4,698	6,547

Table 26: Cash Return on Average Assets

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Return on average assets: A/C	0.55%	1.03%	0.39%
Cash return on average assets: B/(C-D)	0.61	1.10	0.44

(A) Net income available to all stockholders	$17,591	$26,806	$10,116
Intangible amortization after-tax	1,556	1,125	1,124

(B) Cash earnings	$19,147	$27,931	$11,240

(C) Average assets	$3,225,186	$2,606,975	$2,584,940
(D) Average goodwill, core deposits and other intangible assets	63,704	58,102	57,394
Table 27: Cash Return on Average Tangible Equity

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Return on average common equity: A/C	3.41%	7.45%	3.51%
Return on average tangible common equity: B/(C-D)	4.40	9.49	4.88

(A) Net income available to common stockholders	$14,911	$24,230	$10,116
(B) Cash earnings available to common stockholders	16,467	25,355	11,240
(C) Average common equity	437,647	325,269	287,827
(D) Average goodwill, core deposits and other intangible assets	63,704	58,102	57,394
Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Equity to assets: B/A	12.68%	17.32%	10.97%
Common equity to assets: C/A	11.36	15.48	10.97
Tangible equity to tangible assets: (C-D-E)/(A-D-E)	9.65	13.63	8.97

(A) Total assets	$3,762,646	$2,684,865	$2,580,093
(B) Total equity	476,925	464,973	283,044
(C) Total common equity	427,469	415,698	283,044
(D) Goodwill	59,663	53,039	50,038
(E) Core deposit and other intangibles	11,447	4,698	6,547

Quarterly Results
     During the fourth quarter of 2010, our Company reported a net loss of $13.8 million, or $0.51 diluted loss per share. We experienced several large financial items during the quarter. These items include $25.2 million in pre-tax bargain purchase gains from two FDIC-assisted acquisitions, a $53.4 million charge for impairment to certain loans which resulted in us recording a fourth quarter of 2010 provision for loan losses of $63.0 million, a $3.6 million charge to investment securities as a result of an apparent fraud on bonds sold in Arkansas and $2.2 million of merger expenses from our two fourth quarter FDIC-assisted acquisitions.
     The increased fourth quarter 2010 provision for loan loss was primarily attributable to a $53.4 million charge for impairment to certain loans. Of the amount charged off for the impaired loans, approximately half is related to extensions of credit to several borrowers whose financial condition has deteriorated in our Florida market. The remaining portion relates to loans in our Arkansas market, primarily involving two borrowing relationships. After a review of the loans to one large Arkansas borrower, the Company determined the terms and conditions of the loan documents are unlikely to be met due to a recent change in circumstances regarding the collectability of pledged collateral. In addition, fraudulent Arkansas loans made to a separate Arkansas borrower were associated with the issuance of fraudulent rural improvement district bonds were also included in the loan charge-offs for 2010. This conclusion with respect to the remainder of the loans was based on the lack of significant economic recovery in certain areas of our Florida market combined with our unsuccessful efforts thus far to collect on the loans.
     Table 29 presents selected unaudited quarterly financial information for 2010 and 2009 (per share data adjusted for the 10% stock dividend).
Table 29: Quarterly Results

	2010 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$33,062	$36,657	$39,062	$42,341	$151,122
Total interest expense	8,163	8,672	8,909	8,964	34,708

Net interest income	24,899	27,985	30,153	33,377	116,414
Provision for loan losses	3,100	3,750	3,000	63,000	72,850

Net interest income (loss) after provision for loan losses	21,799	24,235	27,153	(29,623)	43,564
Total non-interest income	16,645	8,220	8,307	31,877	65,049
Total non-interest expense	18,555	18,990	21,294	26,162	85,001

Income (loss) before income taxes	19,889	13,465	14,166	(23,908)	23,612
Income tax expense (benefit)	7,008	4,508	4,606	(10,101)	6,021

Net income (loss)	$12,881	$8,957	$9,560	$(13,807)	$17,591

Per share data:
Basic earnings (loss)	$0.43	$0.29	$0.32	$(0.51)	$0.53
Diluted earnings (loss)	0.43	0.29	0.31	(0.51)	0.52
Diluted cash earnings (loss)	0.44	0.30	0.33	(0.49)	0.58

	2009 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$33,108	$32,996	$33,295	$32,854	$132,253
Total interest expense	11,297	10,275	9,619	8,752	39,943

Net interest income	21,811	22,721	23,676	24,102	92,310
Provision for loan losses	1,000	2,750	3,550	3,850	11,150

Net interest income after provision for loan losses	20,811	19,971	20,126	20,252	81,160
Total non-interest income	7,585	7,959	7,564	7,551	30,659
Total non-interest expense	19,262	20,267	17,039	16,315	72,883

Income before income taxes	9,134	7,663	10,651	11,488	38,936
Income tax expense	2,889	2,222	3,412	3,607	12,130

Net income	$6,245	$5,441	$7,239	$7,881	$26,806

Per share data:
Basic earnings	$0.26	$0.22	$0.29	$0.25	$1.03
Diluted earnings	0.25	0.22	0.29	0.25	1.02
Diluted cash earnings	0.27	0.23	0.30	0.26	1.06
Recent Accounting Pronouncements
     See Note 25 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.
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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available for sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2010, our cash and cash equivalents were $287.5 million, or 7.6% of total assets, compared to $173.5 million, or 6.5% of total assets, as of December 31, 2009. Our investment securities and federal funds sold were $497.7 million as of December 31, 2010 and $333.9 million as of December 31, 2009.

     As of December 31, 2010, $140.3 million, or 39.7%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $167.0 million, or 47.2%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2009, $79.1 million, or 38.3%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $109.5 million, or 53.0%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2010 and 2009, $342.5 million and $293.3 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.
     Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2010 and 2009, approximately $1.37 billion, or 55.5%, and $1.08 billion, or 55.4%, respectively, of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rate environment, the Company has approximately $193.3 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.
     On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2010, our total deposits were $2.96 billion, or 78.7% of total assets, compared to $1.84 billion, or 68.4% of total assets, as of December 31, 2009. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $12.5 million and $17.5 million on an unsecured basis as of December 31, 2010 and December 31, 2009, respectively. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $177.3 million and $264.4 million at December 31, 2010 and December 31, 2009, respectively. All of the 2010 outstanding balance was issued as long-term advances. Our FHLB borrowing capacity was $383.6 million and $418.3 million as of December 31, 2010 and December 31, 2009.
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
     For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2010, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.
     Table 30 presents our sensitivity to net interest income as of December 31, 2010.
Table 30: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	8.03%
Up 100 basis points	3.89
Down 100 basis points	(1.78)
Down 200 basis points	(9.36)
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of December 31, 2010 was asset sensitive with a one-year cumulative repricing gap of 10.8%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2010.
Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$237,605	$—	$—	$—	$—	$—	$—	$237,605
Federal funds sold	27,848	—	—	—	—	—	—	27,848
Investment securities	15,307	41,982	20,494	24,787	48,809	143,880	174,605	469,864
Loans receivable	748,035	240,150	317,831	387,380	374,702	295,036	105,016	2,468,150

Total earning assets	1,028,795	282,132	338,325	412,167	423,511	438,916	279,621	3,203,467

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	38,651	82,373	123,560	247,119	205,506	205,506	205,594	1,108,309
Time deposits	202,670	242,633	314,796	336,606	257,955	105,910	297	1,460,867
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	63,290	—	—	—	1,489	4,468	5,212	74,459
FHLB and other borrowed funds	20,015	7,114	44	7,370	12,277	60,795	69,655	177,270
Subordinated debentures	25,773	—	—	3,093	—	—	15,465	44,331

Total interest-bearing liabilities	350,399	332,120	438,400	594,188	477,227	376,679	296,223	2,865,236

Interest rate sensitivity gap	$678,396	$(49,988)	$(100,075)	$(182,021)	$(53,716)	$62,237	$(16,602)	$338,231

Cumulative interest rate sensitivity gap	$678,396	$628,408	$528,333	$346,312	$292,596	$354,833	$338,231
Cumulative rate sensitive assets to rate sensitive liabilities	293.6%	192.1%	147.1%	120.2%	113.3%	113.8%	111.8%
Cumulative gap as a % of total earning assets	21.2	19.6	16.5	10.8	9.1	11.1	10.6

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
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment excluded internal control over financial reporting for the FDIC assisted acquisitions of Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank, as allowed by the SEC for current year acquisitions. These FDIC assisted acquisitions were acquired throughout 2010. The fair value of the assets acquired represented 36.3% and 46.1% of assets and deposits, respectively, at December 31, 2010. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2010 is effective based on the specified criteria.
BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, is included herein.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ BKD, LLP
Little Rock, Arkansas
March 10, 2011

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As permitted, the Company excluded the operations of the FDIC-assisted acquisitions of Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank, from the scope of management’s report on internal control over financial reporting. As such, these entities have also been excluded from the scope of our audit of internal control over financial reporting.
In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 10, 2011, expressed an unqualified opinion thereon.
/s/ BKD, LLP
Little Rock, Arkansas
March 10, 2011

Home BancShares, Inc.
Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2010	2009
Assets
Cash and due from banks	$49,927	$39,970
Interest-bearing deposits with other banks	237,605	133,520

Cash and cash equivalents	287,532	173,490
Federal funds sold	27,848	11,760
Investment securities — available for sale	469,864	322,115
Loans receivable not covered by loss share	1,892,374	1,950,285
Loans receivable covered by FDIC loss share	575,776	—
Allowance for loan losses	(53,348)	(42,968)

Loans receivable, net	2,414,802	1,907,317
Bank premises and equipment, net	81,939	70,810
Foreclosed assets held for sale not covered by loss share	11,626	16,484
Foreclosed assets held for sale covered by FDIC loss share	21,568	—
FDIC indemnification asset	227,258	—
Cash value of life insurance	51,970	52,176
Accrued interest receivable	16,176	13,137
Deferred tax asset, net	18,586	14,777
Goodwill	59,663	53,039
Core deposit and intangibles	11,447	4,698
Mortgage servicing rights	—	1,090
Other assets	62,367	43,972

Total assets	$3,762,646	$2,684,865

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest bearing	$392,622	$302,228
Savings and interest-bearing transaction accounts	1,108,309	714,744
Time deposits	1,460,867	818,451

Total deposits	2,961,798	1,835,423
Federal funds purchased	—	—
Securities sold under agreements to repurchase	74,459	62,000
FHLB borrowed funds	177,270	264,360
Accrued interest payable and other liabilities	27,863	10,625
Subordinated debentures	44,331	47,484

Total liabilities	3,285,721	2,219,892

Stockholders’ equity:

Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	49,456	49,275
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,452,411 in 2010 and 28,259,150 (10% stock dividend adjusted) in 2009	285	257
Capital surplus	432,962	363,519
Retained (deficit) earnings	(6,079)	51,746
Accumulated other comprehensive income	301	176

Total stockholders’ equity	476,925	464,973

Total liabilities and stockholders’ equity	$3,762,646	$2,684,865

See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data(1))	2010	2009	2008
Interest income:
Loans	$137,862	$118,208	$127,812
Investment securities
Taxable	7,052	8,319	12,610
Tax-exempt	5,763	5,595	4,850
Deposits — other banks	408	116	133
Federal funds sold	37	15	313

Total interest income	151,122	132,253	145,718

Interest expense:
Interest on deposits	24,302	27,442	45,593
Federal funds purchased	—	6	182
FHLB and other borrowed funds	7,574	9,466	9,255
Securities sold under agreements to repurchase	497	477	1,522
Subordinated debentures	2,335	2,552	3,114

Total interest expense	34,708	39,943	59,666

Net interest income	116,414	92,310	86,052
Provision for loan losses	72,850	11,150	27,016

Net interest income after provision for loan losses	43,564	81,160	59,036

Non-interest income:
Service charges on deposit accounts	13,600	14,551	13,656
Other services charges and fees	7,371	6,857	6,564
Mortgage lending income	3,111	2,738	2,771
Mortgage servicing income	314	726	853
Insurance commissions	1,180	881	775
Income from title services	463	575	643
Increase in cash value of life insurance	1,383	1,981	2,113
Dividends from FHLB, FRB & bankers’ bank	561	440	828
Equity in earnings of unconsolidated affiliates	—	—	102
Gain on sale of equity investment	—	—	6,102
Gain on acquisitions	34,484	—	—
Gain on sale of SBA loans	18	51	127
Gain (loss) on sale of premises and equipment, net	92	(29)	103
Gain (loss) on OREO, net	(950)	(44)	(2,880)
Gain (loss) on securities, net	(3,643)	1	(5,927)
FDIC indemnification accretion	4,508	—	—
Other income	2,557	1,931	2,887

Total non-interest income	65,049	30,659	28,717

Non-interest expense:
Salaries and employee benefits	38,881	33,035	35,566
Occupancy and equipment	13,164	10,599	11,053
Data processing expense	3,513	3,214	3,376
Other operating expenses	29,443	26,035	25,722

Total non-interest expense	85,001	72,883	75,717

Income before income taxes	23,612	38,936	12,036
Income tax expense	6,021	12,130	1,920

Net income available to all stockholders	17,591	26,806	10,116
Preferred stock dividends and accretion of discount on preferred stock	2,680	2,576	—

Net income available to common stockholders	$14,911	$24,230	$10,116

Basic earnings per common share	$0.53	$1.03	$0.46

Diluted earnings per common share	$0.52	$1.02	$0.45

(1)	All per share amounts have been restated to reflect the effect of the 2008 8% stock dividend and 2010 10% stock dividend.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity

					Accumulated
				Retained	Other
	Preferred	Common	Capital	(Deficit)	Comprehensive
(In thousands, except share data (1))	Stock	Stock	Surplus	Earnings	Income (Loss)	Total
Balances at January 1, 2008	$—	$173	$195,649	$59,489	$(2,255)	$253,056
Cumulative effect of adoption of FASB ASC 715-60	—	—	—	(276)	—	(276)
Comprehensive income (loss):
Net income	—	—	—	10,116	—	10,116
Other comprehensive income (loss):
Unrealized loss on investment securities available for sale, net of tax effect of $663	—	—	—	—	(1,212)	(1,212)
Unconsolidated affiliates unrecognized gain on investment securities available for sale, net of taxes recorded by the unconsolidated affiliate	—	—	—	—	92	92

Comprehensive income						8,996
Issuance of 1,287,556 common shares pursuant to acquisition of Centennial Bancshares, Inc.	—	10	24,245	—	—	24,255
Net issuance of 65,564 shares of common stock from exercise of stock options	—	1	446	—	—	447
Disgorgement of profits	—	—	89	—	—	89
Tax benefit from stock options exercised	—	—	416	—	—	416
Share-based compensation	—	—	478	—	—	478
Cash dividends — Common Stock, $0.2018 per share	—	—	—	(4,404)	—	(4,404)
8% Stock dividend — Common Stock	—	15	32,258	(32,286)	—	(13)

Balances at December 31, 2008	—	199	253,581	32,639	(3,375)	283,044
Comprehensive income:
Net income	—	—	—	26,806	—	26,806
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $2,292	—	—	—	—	3,551	3,551

Comprehensive income						30,357
Issuance of 6,261,750 shares of common stock from public stock offering, net of offering costs of $5,634	—	57	107,284	—	—	107,341
Issuance of 50,000 shares of preferred stock and common stock warrant	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	181			(181)	—	—
Net issuance of 139,821 shares of common stock from exercise of stock options	—	1	1,390	—	—	1,391
Tax benefit from stock options exercised	—	—	439	—	—	439
Share-based compensation	—	—	(81)	—	—	(81)
Cash dividends — Preferred Stock — 5%	—	—	—	(2,395)	—	(2,395)
Cash dividends — Common Stock, 0.2182 per share	—	—	—	(5,123)	—	(5,123)

Balances at December 31, 2009	49,275	257	363,519	51,746	176	464,973
Comprehensive income:
Net income	—	—	—	17,591	—	17,591
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $80	—	—	—	—	125	125

Comprehensive income						17,716
Accretion of discount on preferred stock	181	—	—	(181)	—	—
Net issuance of 174,898 shares of common stock from exercise of stock options	—	3	1,552	—	—	1,555
Disgorgement of profits					11	11
Tax benefit from stock options exercised	—	—	964	—	—	964
Share-based compensation	—	—	376	—	—	376
Cash dividends — Preferred Stock — 5%	—	—	—	(2,500)	—	(2,500)
Cash dividends — Common Stock, 0.2165 per share	—	—	—	(6,159)	—	(6,159)
10% Stock dividend — Common Stock —	—	25	66,540	(66,576)	—	(11)

Balances at December 31, 2010	$49,456	$285	$432,962	$(6,079)	$301	$476,925

(1)	All per share amounts have been restated to reflect the effect of the 2008 8% stock dividend and 2010 10% stock dividend.
See accompanying notes.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2010	2009	2008
Operating Activities
Net income	$17,591	$26,806	$10,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,387	5,082	5,418
Amortization/(accretion)	(733)	3,081	2,460
Share-based compensation	376	(81)	478
Tax benefits from stock options exercised	(964)	(439)	(416)
Gain (loss) on assets	4,421	23	8,577
Gain on sale of equity investment	—	—	(6,102)
Gain on acquisitions	(34,484)	—	—
Provision for loan losses	72,850	11,150	27,016
Deferred income tax effect	386	(802)	(4,797)
Equity in (income) loss of unconsolidated affiliates	—	—	(102)
Increase in cash value of life insurance	(1,383)	(1,981)	(2,113)
Originations of mortgage loans held for sale	(156,159)	(177,586)	(136,710)
Proceeds from sales of mortgage loans held for sale	136,288	179,190	137,974
Changes in assets and liabilities:
Accrued interest receivable	2,617	(22)	2,371
Other assets	18,375	(15,330)	(1,293)
Accrued interest payable and other liabilities	(8,177)	5,862	(8,862)

Net cash provided by (used in) operating activities	56,391	34,953	34,015

Investing Activities
Net (increase) decrease in federal funds sold	14,907	(3,895)	(4,999)
Net (increase) decrease in loans net, excluding loans acquired	62,951	(24,410)	(185,536)
Purchases of investment securities — available for sale	(199,918)	(107,170)	(188,568)
Proceeds from maturities of investment securities — available for sale	131,968	109,879	281,200
Proceeds from sale of investment securities — available for sale	21,504	35,740	—
Proceeds from foreclosed assets held for sale	20,995	9,590	1,378
Proceeds from sale of SBA loans	268	882	2,751
Sale of mortgage servicing portfolio	225	—	—
Purchases of premises and equipment, net	(16,223)	(2,311)	(7,809)
Death benefits received	1,585	—	—
Acquisition of Centennial Bancshares, Inc., net funds received	—	(3,100)	1,663
Net cash proceeds received in FDIC-assisted acquisitions	281,509	—	—
Proceeds from sale of investment in unconsolidated affiliate	—	—	19,862

Net cash provided by (used in) investing activities	319,771	15,205	(80,058)

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(147,422)	(12,485)	76,565
Net increase (decrease) in securities sold under agreements to repurchase	12,459	(51,389)	(7,183)
Net increase (decrease) in federal funds purchased	—	—	(16,407)
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(117,765)	(18,615)	(4,320)
Retirement of subordinated debentures	(3,252)
Proceeds from issuance of common stock	—	107,341	—
Proceeds from issuance of preferred stock and common stock warrant	—	50,000	—
Proceeds from exercise of stock options	1,555	1,391	447
Disgorgement of profits	11	—	89
Tax benefits from stock options exercised	964	439	416
Dividends paid on preferred stock	(2,500)	(2,395)	—
Dividends paid on common stock	(6,170)	(5,123)	(4,417)

Net cash provided by (used in) financing activities	(262,120)	69,164	45,190

Net change in cash and cash equivalents	114,042	119,322	(853)
Cash and cash equivalents — beginning of year	173,490	54,168	55,021

Cash and cash equivalents — end of year	$287,532	$173,490	$54,168

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
     Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of foreclosed assets, the valuations of covered loans and the related indemnification asset. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.
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

  Cash and Cash Equivalents
     Cash and cash equivalents consists of cash on hand, demand deposits with banks and interest-bearing deposits with other banks. The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.
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
     During 2009, the Company adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment (ASC 320-10). When the Company does not intend to sell a debt security, and it is more likely than not, the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income. As a result of this guidance, there was no impact on the Company’s consolidated statements of income as of December 31, 2009 or 2010.
     Prior to the adoption of the accounting guidance during 2009, management considered, in determining whether other-than-temporary impairment exists, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.
  Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     Loans receivable not covered by loss share that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balance adjusted for any charge-offs, deferred fees or costs on originated loans. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding. Loan origination fees and direct origination costs are capitalized and recognized as adjustments to yield on the related loans.

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
     Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.
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
     Because the FDIC will reimburse the Company for covered foreclosed assets should the Company experience a loss, an indemnification asset is recorded at fair value at the acquisition date and as covered loans move into foreclosure status. The indemnification asset is measured on the same basis as the foreclosed assets, subject to collectability. The shared-loss agreements reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.
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
  Intangible Assets
     Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2010, 2009 and 2008, as required by FASB ASC 350, Intangibles — Goodwill and Other. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.
  Mortgage Servicing Rights
     Mortgage servicing rights are purchased servicing rights acquired in HBI’s acquisition of Centennial Bancshares, Inc. on January 1, 2008. During the second quarter of 2010, the Company sold its mortgage servicing portfolio to a third party. This transaction resulted in a gain of approximately $79,000 and was recorded as other income. The servicing portfolio historically did not provide a material amount of profit or loss nor was it expected to in the future. The sale will allow management to focus more of their time to community banking. Plus, it will reduce the Company’s balance sheet risk from exposure to an impairment of the mortgage servicing rights.
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
  Derivative Financial Instruments
     The Company may enter into derivative contracts for the purposes of managing exposure to interest rate risk. The Company records all derivatives on the consolidated balance sheet at fair value. Historically the Company’s policy has been not to invest in derivative type investments.
     The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The notional amount of the loans was $19.8 million at December 31, 2010 and $20.4 million at December 31, 2009. The impact to the 2010 and 2009 financial statements was $2.1 million and $1.6 million, respectively in other assets with a corresponding amount in other liabilities.

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

	2010	2009	2008
	(In thousands)
Net income available to all stockholders	$17,591	$26,806	$10,116
Less: Preferred stock dividends and accretion of discount on preferred stock	2,680	2,576	—

Net income available to common stockholders	$14,911	$24,230	$10,116

Average common shares outstanding	28,361	23,627	21,798
Effect of common stock options	239	257	547

Diluted common shares outstanding	28,600	23,884	22,345

Basic earnings per common share	$0.53	$1.03	$0.46
Diluted earnings per common share	$0.52	$1.02	$0.45
     Warrant to purchase 158,471.50 shares of common stock at $23.664 (stock dividend adjusted) were outstanding at December 31, 2010. These shares of common stock were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
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
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Old Southern as part of the purchase and assumption agreement but exercised its option to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $5.3 million of bank premises and equipment from the FDIC.

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
     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $73.5 million for the Old Southern Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a pre-tax gain of $7.3 million. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $2.8 million, resulting in an after-tax gain of $4.4 million. Under the Internal Revenue Code, the gain will be recognized over the next six years. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
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

     The following schedule is a breakdown of the assets and liabilities acquired as of the acquisition date.

	Old Southern
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,759	$30,675	$32,434
Interest-bearing deposits with other banks	16,563	—	16,563
Investment securities	30,401	—	30,401
Federal funds sold	3,079	—	3,079
Loans receivable covered by FDIC loss share	273,166	(94,101)	179,065

Total loans receivable	273,166	(94,101)	179,065
Bank premises and equipment, net	44	—	44
Foreclosed assets held for sale covered by loss share	8,781	(5,821)	2,960
FDIC indemnification asset	—	73,544	73,544
Core deposit intangibles	—	2,400	2,400
Other assets	1,505	633	2,138

Total assets acquired	$335,298	$7,330	$342,628

Liabilities
Deposits
Demand and non-interest-bearing	$25,178	$—	$25,178
Savings and interest-bearing transaction accounts	124,071	—	124,071
Time deposits	179,208	—	179,208

Total deposits	328,457	—	328,457
Accrued interest payable and other liabilities	375	6,535	6,910

Total liabilities assumed	$328,832	$6,535	$335,367

Gain on acquisition			$7,261

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
     The Company’s operating results for the period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 12, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Old Southern’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
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
     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Key West as part of the purchase and assumption agreement but exercised its option to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. Late in the second quarter, Centennial Bank purchased $1.0 million of bank premises and equipment from the FDIC.
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

     The loss sharing agreements are subject to certain servicing procedures as specified in agreements with the FDIC. The expected reimbursements under the loss sharing agreements were recorded as indemnification assets at their estimated fair values of $12.2 million for the Key West Agreement, on the acquisition date. The indemnification assets reflect the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a pre-tax gain of $2.1 million. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $813,000, resulting in an after-tax gain of $1.3 million. Under the Internal Revenue Code, the gain will be recognized over the next six years. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
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
The following schedule is a breakdown of the assets and liabilities acquired as of the acquisition date.

	Key West
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,592	$—	$1,592
Interest-bearing deposits with other banks	21,063	—	21,063
Loans receivable covered by FDIC loss share	65,256	(18,315)	46,941

Total loans receivable	65,256	(18,315)	46,941
Foreclosed assets held for sale covered by loss share	7,412	(1,700)	5,712
FDIC indemnification asset	—	12,200	12,200
Core deposit intangibles	—	370	370
Other assets	1,438	276	1,714

Total assets acquired	$96,761	$(7,169)	$89,592

Liabilities
Deposits
Demand and non-interest-bearing	$4,357	$—	$4,357
Savings and interest-bearing transaction accounts	5,543	—	5,543
Time deposits	56,846	—	56,846

Total deposits	66,746	—	66,746
FHLB borrowed funds	20,010	—	20,010
Accrued interest payable and other liabilities	593	170	763

Total liabilities assumed	$87,349	$170	$87,519

Gain on acquisition			$2,073

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
     Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Key West’s certificates of deposits were at the market rates of similar funding at the time of acquisition.
     FHLB borrowed funds — FHLB borrowed funds included four short-term rate advances. As a result of the short-term nature of these borrowings, the carrying amount of the borrowings is a reasonable estimate of fair value.
     The Company’s operating results for the period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the March 26, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Key West’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
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

     Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Coastal-Bayside as part of the purchase and assumption agreement but exercised its option to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. During the fourth quarter, Centennial Bank purchased $6.3 million of bank premises and equipment from the FDIC.
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
     The loss sharing agreements are subject to certain servicing procedures as specified in the agreements with the FDIC. The fair value of the loss sharing agreements was recorded as an indemnification asset at their estimated fair value of $98.0 million on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, $6.6 million of goodwill was recorded. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax asset of $4.3 million. Under the Internal Revenue Code, the goodwill will be amortized over the next 15 years. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Coastal-Bayside constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The following schedule is a breakdown of the assets and liabilities acquired as of the acquisition date.

	Coastal-Bayside
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$6,652	$32,797	$39,449
Interest-bearing deposits with other banks	49,486	—	49,486
Investment securities	18,541	—	18,541
Loans receivable not covered by FDIC loss share	7,077	(3,022)	4,055
Loans receivable covered by FDIC loss share	317,208	(116,639)	200,569

Total loans receivable	324,285	(119,661)	204,624
Foreclosed assets held for sale covered by loss share	22,954	(13,317)	9,637
FDIC indemnification asset	—	98,000	98,000
Deferred tax asset	—	4,275	4,275
Goodwill	—	6,624	6,624
Core deposit intangibles	—	2,670	2,670
Other assets	3,510	—	3,510

Total assets acquired	$425,428	$11,388	$436,816

Liabilities
Deposits
Demand and non-interest-bearing	$14,288	$—	$14,288
Savings and interest-bearing transaction accounts	95,975	—	95,975
Time deposits	312,008	2,368	314,376

Total deposits	422,271	2,368	424,639
FHLB borrowed funds	10,046	619	10,665
Accrued interest payable and other liabilities	327	1,185	1,512

Total liabilities assumed	$432,644	$4,172	$436,816

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
     The Company’s operating results for the period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the July 30, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Coastal and Bayside’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
  Acquisition Wakulla Bank
     On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (Wakulla).
     Prior to the acquisition, Wakulla operated 12 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $377.9 million in assets and assumed approximately $356.2 million in deposits of Wakulla. Additionally, Centennial Bank purchased performing loans of approximately $165.7 million, $45.9 million of marketable securities and $27.6 million of federal funds sold.
     Centennial Bank did not acquire a material amount of the real estate, banking facilities, furniture and equipment of Wakulla as part of the purchase and assumption agreements but has the option to purchase these assets at fair market value from the FDIC. The Bank has determined it will be acquiring these properties during the first quarter of 2011. Fair market values for the real estate, facilities, furniture and equipment will be based on current appraisals. Centennial Bank is leasing these facilities and equipment from the FDIC until current appraisals are received and a final settlement is completed. During the first quarter of 2011, Centennial Bank purchased $9.3 million of bank premises and equipment from the FDIC.

     In connection with the Acquisition, Centennial Bank entered into loss sharing agreements with the FDIC. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse Centennial Bank for 70% of losses on the first loss tranche of up to $15.7 million in single family residential loans and up to $22.7 million in commercial loans. The FDIC will reimburse Centennial Bank for 30% of losses on the second loss tranche including the next $8.6 million in single family residential loans and the next $25.7 million in commercial loans. The FDIC will reimburse Centennial Bank for 80% of losses above these amounts with respect to covered loans. Centennial Bank will reimburse the FDIC for 70%, 30% and 80%, respectively, of recoveries with respect to losses for which the FDIC paid Centennial Bank the respective percentage reimbursement under the loss sharing agreements. The loss sharing agreements do not provide loss sharing for consumer loans, estimated to have a fair value of approximately $17.6 million, which we acquired from Wakulla.
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
     The loss sharing agreements are subject to certain servicing procedures as specified in the agreements with the FDIC. The fair value of the loss sharing agreements was recorded as an indemnification asset at their estimated fair value of $28.8 million on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a pre-tax gain of $17.0 million. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $6.7 million, resulting in an after-tax gain of $10.3 million. Under the Internal Revenue Code, the gain will be recognized over the next six years. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Wakulla constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

     The following schedule is a breakdown of the assets and liabilities acquired as of the acquisition date.

	Wakulla
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$9,796	$80,925	$90,721
Investment securities	45,861	—	45,861
Federal funds sold	27,591	—	27,591
Loans receivable not covered by FDIC loss share	22,245	(4,685)	17,560
Loans receivable covered by FDIC loss share	205,416	(57,254)	148,162

Total loans receivable	227,661	(61,939)	165,722
Bank premises and equipment, net	131	—	131
FDIC indemnification asset	—	28,800	28,800
Core deposit intangibles	—	3,360	3,360
Other assets	11,339	4,392	15,731

Total assets acquired	$322,379	$55,538	$377,917

Liabilities
Deposits
Demand and non-interest-bearing	$44,326	$—	$44,326
Savings and interest-bearing transaction accounts	91,172	—	91,172
Time deposits	218,912	1,799	220,711

Total deposits	354,410	1,799	356,209
Accrued interest payable and other liabilities	386	4,296	4,682

Total liabilities assumed	$354,796	$6,095	$360,891

Gain on acquisition			$17,026

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks and federal funds sold — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $80.9 million adjustment is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.
     Investment Securities — Investment securities were acquired from the FDIC at fair market value. The fair values provided by the FDIC were reviewed and considered reasonable based on Centennial Bank’s understanding of the market conditions.
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
     Core deposit intangible — This intangible asset represents the value of the relationships that Wakulla had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

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
     Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. Centennial Bank did not reset deposit rates to current market rates even though the rates were above market; therefore, a $1.8 million fair value adjustment was recorded for time deposits.
     The Company’s operating results for the period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the October 1, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Wakulla’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
  Acquisition Gulf State Community Bank
     On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement (Gulf State Agreement) with the FDIC, as receiver, pursuant to which the Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (Gulf State).
     Prior to the acquisition, Gulf State operated 5 banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired $118.2 million in assets and assumed approximately $97.7 million of the deposits of Gulf State. Additionally, Centennial Bank purchased loans with an estimated fair value of $43.0 million, $4.7 million of foreclosed assets and $10.8 million of investment securities.
     Centennial Bank did not acquire a material amount of the real estate, banking facilities, furniture and equipment of Gulf State as part of the purchase and assumption agreement but has the option to purchase these assets at fair market value from the FDIC. The Bank has determined it will not be acquiring these banking facilities. The Bank feels it has ample branch infrastructure to service the newly acquired customer base.
     In connection with the Gulf State acquisition, Centennial Bank entered into loss sharing agreements with the FDIC. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse Centennial Bank for 80% of all losses with respect to covered assets. Centennial Bank will reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid Centennial Bank 80% reimbursement under the loss sharing agreements.
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

     The loss sharing agreements are subject to certain servicing procedures as specified in the agreements with the FDIC. The fair value of the loss sharing agreements was recorded as an indemnification asset at their estimated fair value of $27.8 million on the acquisition date. The indemnification asset reflects the present value of the expected net cash reimbursement related to the loss sharing agreements described above. Based upon the acquisition date fair values of the net assets acquired, no goodwill was recorded. The transaction resulted in a pre-tax gain of $8.1 million. Due to the difference in tax bases of the assets acquired and liabilities assumed, the Company recorded a deferred tax liability of $3.2 million, resulting in an after-tax gain of $4.9 million. Under the Internal Revenue Code, the gain will be recognized over the next six years. The loss sharing agreements were the standard format utilized by the FDIC during this period for such transactions. The FDIC has and continues to make changes and modifications to their standard agreements.
     Centennial Bank has determined that the acquisition of the net assets of Gulf State constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices. In addition, the tax treatment of the FDIC-assisted acquisition is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

     The following schedule is a breakdown of the assets and liabilities acquired as of the acquisition date.

	Gulf State
	Acquired from	Fair Value	As Recorded
	the FDIC	Adjustments	by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$6,549	$23,549	$30,098
Interest-bearing deposits with other banks	103	—	103
Investment securities	10,776	—	10,776
Federal funds sold	325	—	325
Loans receivable not covered by FDIC loss share	2,522	(797)	1,725
Loans receivable covered by FDIC loss share	71,026	(29,799)	41,227

Total loans receivable	73,548	(30,596)	42,952
Bank premises and equipment, net	18	—	18
Foreclosed assets held for sale covered by loss share	12,060	(7,335)	4,725
FDIC indemnification asset	—	27,800	27,800
Core deposit intangibles	—	510	510
Other assets	925	—	925

Total assets acquired	$104,304	$13,928	$118,232

Liabilities
Deposits
Demand and non-interest-bearing	$10,969	$—	$10,969
Savings and interest-bearing transaction accounts	36,472	—	36,472
Time deposits	49,917	388	50,305

Total deposits	97,358	388	97,746
Accrued interest payable and other liabilities	132	12,230	12,362

Total liabilities assumed	$97,490	$12,618	$110,108

Gain on acquisition			$8,124

     The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
     Cash and due from banks and interest-bearing deposits with other banks — The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $23.5 million adjustment is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.
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
     Core deposit intangible — This intangible asset represents the value of the relationships that Gulf State had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

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
     Deposits — The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The Bank did not reset deposit rates to current market rates even though the rates were above market; therefore, a $388,000 fair value adjustment was recorded for time deposits.
     The Company’s operating results for the period ended December 31, 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the November 19, 2010 acquisition date. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, Gulf State’s historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
  FDIC-assisted Acquisitions — Other Matters
     In an FDIC-assisted acquisition, we acquire certain assets and assume certain liabilities of the former institution under a loss share agreement with the FDIC. Any regulatory agreements or orders that existed for the former institution do not apply to the assuming institution. We, as the assuming institution, are evaluated separately by our regulators and any weaknesses of the former institution are considered in the separate evaluation. Also, the loss share agreement helps to mitigate any weaknesses that may have existed in the former institution.
  Acquisition of Centennial Bancshares, Inc.
     On January 1, 2008, the Company acquired Centennial Bancshares, Inc., an Arkansas bank holding company. Centennial Bancshares, Inc. owned Centennial Bank, located in Little Rock, Arkansas which had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 140,456 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After, we were reimbursed 100% for those losses; the remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. The Company paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, the Company recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.

  Acquisition of White River Bancshares, Inc.
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
3. Investment Securities
     The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2010
	Available for sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

	December 31, 2009
	Available for sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

     Assets, principally investment securities, having a carrying value of approximately $268.0 million and $231.3 million at December 31, 2010 and 2009, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $74.5 million and $62.0 million at December 31, 2010 and 2009, respectively.
     The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$167,910	$167,504
Due after one year through five years	214,579	215,044
Due after five years through ten years	61,296	61,055
Due after ten years	25,584	26,261

Total	$469,369	$469,864

     For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
     There were no securities classified as held to maturity at December 31, 2010, 2009 and 2008.
     During the year ended December 31, 2010, $21.5 million of available for sale securities were sold. The gross realized gains and losses on these sales totaled approximately $1.1 million and $1.1 million, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.
     During the year ended December 31, 2009, $35.7 million in available for sale securities were sold. The gross realized gains and losses on these sales totaled $995,000 and $994,000, respectively for the year ended December 31, 2009. The income tax expense/benefit related to net security gains and losses was 39.225% of the gross amount for 2009.
     During the year ended December 31, 2008, no available for sale securities were sold.
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
     During the fourth quarter of 2010, the Company became aware that fraudulent rural improvement district bonds sold to various financial institutions in Arkansas had become other than temporarily impaired. As a result of the apparent fraud, the bonds were deemed worthless and were written off. The total of this charge-off was $3.6 million or $0.08 diluted earnings per share for 2010.

     One additional security was deemed by management to have other-than-temporary impairment of approximately $70,000 for the year ended December 31, 2010. No other securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.
     For the year ended December 31, 2010, the Company had $558,000 in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 81.5% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2010 and 2009:

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$126,862	$(1,932)	$—	$—	$126,862	$(1,932)
Mortgage-backed securities	27,427	(300)	—	—	27,427	(300)
State and political subdivisions	57,272	(1,970)	4,069	(487)	61,341	(2,457)
Other securities	—	—	2,667	(71)	2,667	(71)

Total	$211,561	$(4,202)	$6,736	$(558)	$218,297	$(4,760)

	December 31, 2009
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$41,078	$(463)	$—	$—	$41,078	$(463)
Mortgage-backed securities	10,837	(205)	4,411	(1,485)	15,248	(1,690)
State and political subdivisions	10,647	(146)	17,957	(1,229)	28,604	(1,375)
Other securities	—	—	1,562	(1,350)	1,562	(1,350)

Total	$62,562	$(814)	$23,930	$(4,064)	$86,492	$(4,878)

4. Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2010	2009
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$805,635	$808,983
Construction/land development	348,768	368,723
Agricultural	26,798	33,699
Residential real estate loans
Residential 1-4 family	371,381	382,504
Multifamily residential	59,319	62,609

Total real estate	1,611,901	1,656,518
Consumer	51,642	39,084
Commercial and industrial	184,014	219,847
Agricultural	16,549	10,280
Other	28,268	24,556

Loans receivable not covered by loss share	$1,892,374	$1,950,285

     The following table details activity in the allowance for possible loan losses by loan type for the year ended December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Commercial	Residential	Commercial	Consumer
	Real Estate	Real Estate	& Industrial	& Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$23,192	$11,348	$6,067	$1,984	$377	$42,968
Provision for loan losses	32,113	13,188	24,467	1,036	2,046	72,850
Loans charged off	(26,979)	(10,731)	(24,227)	(2,516)	—	(64,453)
Recoveries of loans previously charged off	923	492	50	518	—	1,983

Net loans charged off	(26,056)	(10,239)	(24,177)	(1,998)	—	(62,470)

Ending balance	$29,249	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$17,514	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	11,735	4,454	3,732	584	2,423	22,928

Ending balance	$29,249	$14,297	$6,357	$1,022	$2,423	$53,348

The following is a summary of activity within the allowance for loan losses:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$40,385	$29,406
Loans charged off	(10,469)	(20,920)
Recoveries on loans previously charged off	1,902	1,501

Net charge-offs	(8,567)	(19,419)
Provision charged to operating expense	11,150	27,016
Allowance for loan losses of acquired institutions	—	3,382

Balance, end of year	$42,968	$40,385

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2010:

						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total Past	Current	Total Loans	90 Days
	30-89 Days	or More	Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,736	$16,535	$23,271	$782,364	$805,635	$—
Construction/land development	5,055	6,809	11,864	336,904	348,768	1
Agricultural	—	220	220	26,578	26,798	—
Residential real estate loans
Residential 1-4 family	3,867	16,530	20,397	350,984	371,381	535
Multifamily residential	2,887	5,122	8,009	51,310	59,319	—

Total real estate	18,545	45,216	63,761	1,548,140	1,611,901	536
Consumer	214	1,342	1,556	50,086	51,642	34
Commercial and industrial	678	2,943	3,621	180,393	184,014	8
Agricultural	22	—	22	16,527	16,549	—
Other	154	1	155	28,113	28,268	—

Total	$19,613	$49,502	$69,115	$1,823,259	$1,892,374	$578

     At December 31, 2010 and 2009, accruing non-covered loans delinquent 90 days or more totaled $578,000 and $2.9 million, respectively. Non-covered non-accruing loans at December 31, 2010 and 2009 were $48.9 million and $37.1 million, respectively. As of December 31, 2010 and 2009, we had $57.3 million and $35.2 million, respectively, of restructured non-covered loans that are in compliance with the modified terms and are not reported as past due or non-accrual. Most of these credits are where borrowers have continued to pay as agreed but negotiated a lower interest rate due to general economic pressures rather than credit specific pressure.

     Mortgage loans held for resale of approximately $14.0 million and $4.8 million at December 31, 2010 and 2009, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2010 and 2009 were not material.
The following is a summary of the non-covered impaired loans for the year ended December 31, 2010:

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	with No	with	Recorded	Related	Recorded
	Balance	Allowance	Allowance	Investment	Allowance	Investment
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$—	$36,884	$36,884	$9,697	$18,366
Construction/land development	19,617	—	17,282	17,282	7,602	14,272
Agricultural	598	—	598	598	215	120
Residential real estate loans
Residential 1-4 family	20,894	—	18,416	18,416	6,884	17,137
Multifamily residential	7,251	—	7,251	7,251	2,959	5,149

Total real estate	88,438	—	80,431	80,431	27,357	55,044
Consumer	658	—	658	658	438	799
Commercial and industrial	11,284	—	11,208	11,208	2,625	6,218
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	$100,380	$—	$92,297	$92,297	$30,420	$62,061

     At December 31, 2010 and 2009, non-covered impaired loans totaled $92.3 million and $44.4 million, respectively. As of December 31, 2010 and 2009, average non-covered impaired loans were $62.1 million and $41.0 million, respectively. All non-covered impaired loans had designated reserves for possible loan losses. Reserves relative to non-covered impaired loans were $30.4 million and $16.6 million at December 31, 2010 and 2009, respectively. Interest recognized on non-covered impaired loans during the years ended December 31, 2010 and 2009 was approximately $4.5 million and $2.1 million, respectively.
     Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Florida and Arkansas.

     The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale from 1 to 8. A description of the general characteristics of the 8 risk ratings are as follows:
•	Risk rating 1 — Excellent. Loans in this category are to persons or entities of unquestionable financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.

•	Risk rating 2 — Good. These are loans to persons or entities with strong financial condition and above-average liquidity that have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

•	Risk rating 3 — Satisfactory. Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.

•	Risk rating 4 — Watch. Borrowers who have marginal cash flow, marginal profitability or have experienced an unprofitable year and a declining financial condition characterize these loans. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. Included in this category are loans to borrowers in industries that are experiencing elevated risk.

•	Risk rating 5 — Other Loans Especially Mentioned (“OLEM”). A loan criticized as OLEM has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. OLEM assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

•	Risk rating 6 — Substandard. A loan classified as substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.

•	Risk rating 7 — Doubtful. A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the loan.

•	Risk rating 8 — Loss. Assets classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may occur in the future. This classification is based upon current facts, not probabilities. Assets classified as loss should be charged-off in the period in which they became uncollectible.

     The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class at December 31, 2010:

	Risk Rated 6	Risk Rated 7	Risk Rated 8	Total
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,806	$5,483	$—	$37,289
Construction/land development	11,665	934	—	12,599
Agricultural	994	—	—	994
Residential real estate loans
Residential 1-4 family	23,801	740	—	24,541
Multifamily residential	11,170	—	—	11,170

Total real estate	79,436	7,157	—	86,593
Consumer	1,350	—	—	1,350
Commercial and industrial	3,588	55	—	3,643
Agricultural	1	2	—	3
Other	143	—	—	143

Total	$84,518	$7,214	$—	$91,732

     Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 — 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans. (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.
5. Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of December 31, 2010 for the Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State FDIC-assisted transactions:

Loans Receivable
Covered by FDIC
Loss Share
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$208,678
Construction/land development	127,340
Agricultural	5,454
Residential real estate loans
Residential 1-4 family	180,914
Multifamily residential	9,176

Total real estate	531,562
Consumer	498
Commercial and industrial	42,443
Agricultural	63
Other	1,210

Total loans receivable covered by FDIC loss share (1)	$575,776

(1)	These loans were not classified as nonperforming assets at December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
The following is an aging analysis for the covered loan portfolio for the year ended December 31, 2010:

						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total Past	Current	Total Loans	90 Days
	30-89 Days	or More	Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$103,741	$32,695	$136,436	$72,242	$208,678	$32,695
Construction/land development	42,682	45,920	88,602	38,738	127,340	45,920
Agricultural	4,011	1,407	5,418	36	5,454	1,407
Residential real estate loans
Residential 1-4 family	110,885	25,164	136,049	44,865	180,914	25,164
Multifamily residential	937	—	937	8,239	9,176	—

Total real estate	262,256	105,186	367,442	164,120	531,562	105,186
Consumer	125	335	460	38	498	335
Commercial and industrial	21,945	4,740	26,685	15,758	42,443	4,740
Agricultural	—	—	—	63	63	—
Other	1,210	—	1,210	—	1,210	—

Total	$285,536	$110,261	$395,797	$179,979	$575,776	$110,261

     The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics.

     The following is a summary of the covered impaired loans acquired in the acquisitions during 2010 as of the dates of acquisition:

	Old Southern	Key West	Coastal-Bayside	Wakulla	Gulf State
Contractually required principal and interest at acquisitions	$301,797	$100,146	$334,091	$236,452	$92,206
Non-accretable difference (expected losses and foregone interest)	(93,930)	(32,699)	(116,252)	(57,236)	(42,182)

Cash flows expected to be collected at acquisition	207,867	67,447	217,839	179,216	50,024
Accretable yield	(28,802)	(20,506)	(17,270)	(31,054)	(8,797)

Basis in acquired loans at acquisition	$179,065	$46,941	$200,569	$148,162	$41,227

     As of the respective acquisition dates, the estimates of contractually required payments receivable, including interest, for all covered impaired loans acquired in the Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State transactions were $1.1 billion. The cash flows expected to be collected as of the acquisition dates for these loans were $722.4 million, including interest. These amounts were determined based upon the estimated remaining lives of the underlying loans, which includes the effects of estimated prepayments.
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the year ended December 31, 2010 for Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State.

		Carrying
	Accretable	Amount of
	Yield	Loans
	(In thousands)
Balance at beginning of period	$—	$—
Additions	106,429	615,964
Adjustment to yield	700	—
Accretion	(20,417)	20,417
Payments received, net	—	(60,605)

Balance at end of period	$86,712	$575,776

     One pool evaluated by the Company was determined to have a materially projected credit quality improvement. As a result of this improvement, the Company will recognize approximately $700,000 as an adjustment to yield over the life of the loans. No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at December 31, 2010.
     Due to the short time period between the execution of the Wakulla and Gulf State purchase and assumption agreements and December 31, 2010, certain amounts related to the purchased Wakulla and Gulf State impaired loans are preliminary estimates. Additionally, Centennial Bank and the FDIC are engaged in on-going discussions that may impact which assets and liabilities are ultimately acquired or assumed by Centennial Bank and/or the purchase prices.

6. Goodwill and Core Deposits and Other Intangibles
     Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2010 and 2009, were as follows:

Goodwill	December 31, 2010	December 31, 2009
	(In thousands)
Balance, beginning of period	$53,039	$50,038
Acquisition of Centennial Bancshares, Inc.	—	3,100
FDIC-assisted acquisitions	6,624	—
Charter consolidation	—	(99)

Balance, end of period	$59,663	$53,039

Core Deposit and Other Intangibles	2010	2009
	(In thousands)
Balance, beginning of period	$4,698	$6,547
FDIC-assisted acquisitions	9,310	—
Amortization expense	(2,561)	(1,849)

Balance, end of year	$11,447	$4,698

     The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2010 and 2009 were:

	December 31,
	2010	2009
	(In thousands)
Gross carrying amount	$23,461	$14,151
Accumulated amortization	12,014	9,453

Net carrying amount	$11,447	$4,698

     Core deposit and other intangible amortization for the years ended December 31, 2010, 2009 and 2008 was approximately $2.6 million, $1.8 million and $1.8 million, respectively. Including all of the mergers completed, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2011 through 2015 is: 2011 — $2.8 million; 2012 — $2.4 million; 2013 — $2.4 million; 2014 — $2.2 million; and 2015 — $1.4 million.
     The carrying amount of the Company’s goodwill was $59.7 million and $53.0 million at December 31, 2010 and 2009, respectively. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.
7. Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $845.2 million and $482.6 million at December 31, 2010 and 2009, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $9.8 million, $13.0 million and $19.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, brokered deposits were $98.9 million and $71.0 million, respectively.

     The following is a summary of the scheduled maturities of all time deposits at December 31, 2010 (in thousands):

One month or less	$202,670
Over 1 month to 3 months	242,633
Over 3 months to 6 months	314,796
Over 6 months to 12 months	336,606
Over 12 months to 2 years	257,955
Over 2 years to 3 years	68,831
Over 3 years to 5 years	37,079
Over 5 years	297

Total time deposits	$1,460,867

     Deposits totaling approximately $267.6 million and $206.6 million at December 31, 2010 and 2009, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
8. Securities Sold Under Agreements to Repurchase
     At December 31, 2010 and 2009, securities sold under agreements to repurchase totaled $74.5 million and $62.0 million, respectively. For the year ended December 31, 2010 and 2009, securities sold under agreements to repurchase daily weighted average totaled $64.7 million and $70.8 million, respectively.
9. FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $177.3 million and $264.4 million at December 31, 2010 and 2009, respectively. All of the outstanding balance for December 31, 2010 and 2009 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Additionally, the Company had $179.1 million and $128.1 million at December 31, 2010 and 2009, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2010 and 2009, respectively.
     Maturities of borrowings with original maturities exceeding one year at December 31, 2010, are as follows (in thousands):

2011	$34,200
2012	12,144
2013	35,000
2014	—
2015	5,900
Thereafter	90,026

$177,270

10. Subordinated Debentures
     Subordinated debentures at December 31, 2010 and 2009 consisted of guaranteed payments on trust preferred securities with the following components:

	2010	2009
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2000, due 2030, fixed at 10.60%, called in the third quarter of 2010 with a penalty of 5.30%	—	3,153
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, callable in 2011 without penalty	3,093	3,093

Total	$44,331	$47,484

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
     The Company holds three trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limits our ability to retire any of our qualifying capital. As a result, the notes previously mentioned are not currently eligible to be paid off.
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

11. Income Taxes
     The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$4,898	$10,975	$5,313
State	737	1,957	1,215

Total current	5,635	12,932	6,528

Deferred:
Federal	315	(670)	(3,511)
State	71	(132)	(1,097)

Total deferred	386	(802)	(4,608)

Provision for income taxes	$6,021	$12,130	$1,920

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(9.53)	(5.46)	(13.90)
Cash value of life insurance	(2.05)	(1.78)	(6.14)
State income taxes, net of federal benefit	2.22	3.05	(0.64)
Other	(0.14)	0.34	1.63

Effective income tax rate	25.50%	31.15%	15.95%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2010	December 31, 2009
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,879	$16,760
Deferred compensation	1,742	937
Stock options	324	389
Non-accrual interest income	—	1,115
Real estate owned	7,041	504
Loan discounts	62,269	—
Tax basis premium/discount on acquisitions	14,682	—
Deposits	1,163	—
Other	5,287	672

Gross deferred tax assets	113,387	20,377

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,341	2,501
Unrealized gain on securities	194	114
Core deposit intangibles	2,165	1,823
Indemnification asset	89,142	—
FHLB dividends	867	850
Other	92	312

Gross deferred tax liabilities	94,801	5,600

Net deferred tax assets	$18,586	$14,777

     The Company adopted the provisions of FASB ASC 740-10-25 (formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this topic did not have any effect on the Company’s financial statements.
     The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2006. The Company’s Federal tax return and its state tax returns are not currently under examination.
     The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company did not recognize any interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2010, 2009 and 2008.
12. Common Stock and Stock Compensation Plans
     Common Stock
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
     Stock Compensation Plans
     The Company had performance based stock options that were on a five-year cliff-vesting schedule with the options vesting on December 31, 2009. The options issued were subject to achievement of financial goals by the Company and the bank subsidiary over the five-year period ending December 31, 2009. Since a portion of the financial performance targets were not met, 114,606 of 313,703 remaining performance options (10% stock dividend adjusted) were forfeited at December 31, 2009. The remaining 199,097 shares became fully vested on December 31, 2009.
     The intrinsic value of the stock options outstanding at December 31, 2010, 2009, and 2008 was $7.4 million, $9.5 million and $16.3 million, respectively. The intrinsic value of the stock options vested at December 31, 2010, 2009 and 2008 was $7.2 million, $9.3 million and $10.1 million, respectively.
     The intrinsic value of the stock options exercised during 2010, 2009 and 2008 was $2.7 million, $1.3 million, and $1.1 million, respectively.
     Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $42,000 as of December 31, 2010.
     The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase up to 1,782,000 of common stock in the Company.
     The table below summarized the transactions under the Company’s stock option plans at December 31, 2010, 2009 and 2008 and changes during the years then ended:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercisable	Shares	Exercisable	Shares	Exercisable
	(000)	Price	(000)	Price	(000)	Price
Outstanding, beginning of year	835	$10.46	1,176	$10.65	1,206	$10.11
Granted	—	—	—	—	56	17.70
Forfeited	—	—	(201)	11.93	(18)	10.52
Exercised	(175)	8.89	(140)	9.95	(66)	6.81
Expired	—	—	—	—	(2)	7.29

Outstanding, end of period	660	10.88	835	10.46	1,176	10.65

Exercisable, end of period	623	$10.45	779	$9.93	651	$8.98

     Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during 2010 or 2009. The weighted-average fair value of options granted during 2008 was $2.62 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2010	2009	2008
Expected dividend yield	Not applicable	Not applicable	0.98%
Expected stock price volatility	Not applicable	Not applicable	3.13%
Risk-free interest rate	Not applicable	Not applicable	3.35%
Expected life of options	Not applicable	Not applicable	6.4 years
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
     The following is a summary of currently outstanding and exercisable options at December 31, 2010:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted-	Options	Weighted-
	Options	Remaining	Average	Exercisable	Average
	Outstanding	Contractual	Exercise	Shares	Exercise
Exercise Prices	Shares (000)	Life (in years)	Price	(000)	Price
$ 5.17 to $5.17	—	1.22	5.17	—	5.17
$ 6.17 to $7.01	125	2.37	6.25	125	6.25
$ 7.85 to $8.68	82	3.08	8.53	82	8.53
$ 9.55 to $9.83	52	4.56	9.63	52	9.63
$10.66 to $10.66	105	4.94	10.66	105	10.66
$11.09 to $11.09	188	5.20	11.09	188	11.09
$16.65 to $17.82	60	6.69	17.30	33	17.38
$18.50 to $18.62	19	6.35	18.57	12	18.57
$20.33 to $22.74	29	6.38	20.78	26	20.53

	660			623

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

     During the first quarter of 2010, the Company granted 18,810 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the first anniversary of the grant. Of the 18,810 shares of restricted stock granted, 14,960 shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company. Due to the death of the Company’s President, 1,760 of the restricted shares became fully vested. The amount of expense during 2010 and 2009 associated with the restricted stock was approximately $307,000 and $17,000, respectively.
13. Non-Interest Expense
     The table below shows the components of non-interest expense for years ended December 31:

	2010	2009	2008
	(In thousands)
Salaries and employee benefits	$38,881	$33,035	$35,566
Occupancy and equipment	13,164	10,599	11,053
Data processing expense	3,513	3,214	3,376
Other operating expenses:
Advertising	2,033	2,614	2,644
Merger expenses	5,165	1,511	1,775
Amortization of intangibles	2,561	1,849	1,849
Amortization of mortgage servicing rights	436	801	589
Electronic banking expense	1,974	2,903	2,980
Directors’ fees	679	986	991
Due from bank service charges	439	414	307
FDIC and state assessment	3,676	4,689	1,804
Insurance	1,220	1,120	947
Legal and accounting	1,620	915	1,384
Mortgage servicing expense	158	303	297
Other professional fees	1,526	1,087	1,626
Operating supplies	889	837	959
Postage	675	665	742
Telephone	824	668	901
Other expense	5,568	4,673	5,927

Total other operating expenses	29,443	26,035	25,722

Total non-interest expense	$85,001	$72,883	$75,717

14. Employee Benefit Plans
  401(k) Plan
     The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. The plan also allows for discretionary employer contributions. The Company’s expense for the plan was $466,000, $366,000 and $630,000 in 2010, 2009 and 2008, respectively, which is included in salaries and employee benefits expense.

  Chairman’s Retirement Plan
     On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. The benefits under the plan vest based on Mr. Allison’s age beginning at age 61 and fully vest when Mr. Allison reaches age 65. The benefits will also become 100% vested if, before Mr. Allison reaches the age of 65, he dies, becomes disabled, is involuntarily terminated from the Company without cause, or there is a change in control of the Company. The vested benefits will be paid in monthly installments. The benefit payments will begin on the earlier of Mr. Allison reaching age 65 or the termination of his employment with the Company for any reason other than death. If Mr. Allison dies before the benefits commence or during the 10 year guaranteed benefit period, his beneficiary will receive any remaining payments due. If he dies after the guaranteed benefit period, no further benefits will be paid. An expense of $566,000, $561,000 and $535,000 was accrued for 2010, 2009 and 2008 for this plan, respectively.
15. Related Party Transactions
     In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2010 and 2009, related party loans were approximately $42.7 million and $50.0 million, respectively. New loans and advances on prior commitments made to the related parties were $29.4 million and $20.6 million for the years ended December 31, 2010 and 2009, respectively. Repayments of loans made by the related parties were $36.7 million and $14.4 million for the years ended December 31, 2010 and 2009, respectively.
     At December 31, 2010 and 2009, directors, officers, and other related interest parties had demand, non interest-bearing deposits of $26.6 million and $30.9 million, respectively, savings and interest-bearing transaction accounts of $362,000 and $426,000, respectively, and time certificates of deposit of $12.4 million and $4.6 million, respectively.
     During 2010, 2009 and 2008, rent expense totaling $81,000, $80,000 and $84,000, respectively, was paid to related parties.
     During 2008, Centennial Bank (former First State Bank) purchased First State Plaza from a related interest party, Allison, Adcock, Rankin, LLC. The building, located in west Conway was purchased at fair market value for $3.4 million. The land and building was appraised for $1.1 million and $2.3 million, respectively.
16. Leases
     The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2010, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2011	$1,587
2012	1,376
2013	946
2014	736
2015	701
Thereafter	3,817

$9,163

17. Concentration of Credit Risks
     The Company’s primary market areas are in central Arkansas, north central Arkansas, southern Arkansas, central Florida, southwest Florida, the Florida Panhandle and the Florida Keys (Monroe County). The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
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
     Although the Company has a diversified loan portfolio, at December 31, 2010 and 2009, non-covered commercial real estate loans represented 62.4% and 62.1% of gross non-covered loans and 247.7% and 260.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.8% and 22.8% of gross non-covered loans and 90.3% and 95.7% of total stockholders’ equity at December 31, 2010 and 2009, respectively.
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
     At December 31, 2010 and 2009, commitments to extend credit of $257.9 million and $299.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2010 and 2009, is $18.7 million and $15.6 million, respectively.
     The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations of the Company and its subsidiary.
20. Financial Instruments
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
     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of December 31, 2010, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Non-covered impaired loans, net of specific allowance, were $61.9 million and $27.8 million as of December 31, 2010 and 2009, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of December 31, 2010 and 2009, the fair value of non-covered foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $11.6 million and $16.5 million, respectively.

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

	December 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,532	$287,532
Federal funds sold	27,848	27,848
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,777,149	1,770,147
Loans receivable covered by FDIC loss share	575,776	575,776
FDIC indemnification asset	227,258	227,258
Accrued interest receivable	16,176	16,176

Financial liabilities:
Deposits:
Demand and non-interest bearing	$392,622	$392,622
Savings and interest-bearing transaction accounts	1,108,309	1,108,309
Time deposits	1,460,867	1,463,922
Federal funds purchased	—	—
Securities sold under agreements to repurchase	74,459	74,459
FHLB and other borrowed funds	177,270	179,851
Accrued interest payable	3,004	3,004
Subordinated debentures	44,331	48,162

	December 31, 2009
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$173,490	$173,490
Federal funds sold	11,760	11,760
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,879,544	1,876,544
Accrued interest receivable	13,137	13,137

Financial liabilities:
Deposits:
Demand and non-interest bearing	$302,228	$302,228
Savings and interest-bearing transaction accounts	714,744	714,744
Time deposits	818,451	823,137
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,000	62,000
FHLB and other borrowed funds	264,360	265,246
Accrued interest payable	3,245	3,245
Subordinated debentures	47,484	62,466

21. Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. In 2009, the Company received a dividend for $2.1 million from its banking subsidiary. During 2010, the Company did not request any dividends from its banking subsidiary. As a result of the 2010 FDIC-assisted acquisition transactions, the Company could deem it appropriate to apply the option to request dividends from its banking subsidiary during 2011.
     The Company’s subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2010, the Company meets all capital adequacy requirements to which it is subject.
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

     The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

					Minimum To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirement		Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2010
Leverage ratios:
Home BancShares	$450,015	12.15%	$148,153	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	10.32	148,755	4.00		185,944	5.00
Tier 1 capital ratios:
Home BancShares	$450,015	16.69%	$107,853	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	14.32	107,203	4.00		160,805	6.00
Total risk-based capital ratios:
Home BancShares	$483,963	17.95%	$215,694	8.00%	$	N/A	N/A	%
Centennial Bank	417,511	15.58	214,383	8.00		267,979	10.00

As of December 31, 2009
Leverage ratios:
Home BancShares	$455,098	17.42%	$104,500	4.00%	$	N/A	N/A	%
Centennial Bank	266,220	10.21	104,298	4.00		130,372	5.00
Tier 1 capital ratios:
Home BancShares	$455,098	20.76%	$87,687	4.00%	$	N/A	N/A	%
Centennial Bank	266,220	12.21	87,214	4.00		130,821	6.00
Total risk-based capital ratios:
Home BancShares	$482,690	22.02%	$175,364	8.00%	$	N/A	N/A	%
Centennial Bank	293,665	13.47	174,411	8.00		218,014	10.00
22. Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the years ended:

	2010	2009	2008
	(In thousands)
Interest paid	$35,830	$41,586	$61,663
Income taxes paid	14,950	12,950	14,877
Total assets acquired by foreclosure	16,780	19,355	5,774

23. Condensed Financial Information (Parent Company Only)
Condensed Balance Sheets

	December 31,
(In thousands)	2010	2009
Assets
Cash and cash equivalents	$60,334	$176,429
Investment securities	—	100
Investments in wholly-owned subsidiary	454,318	325,893
Investments in unconsolidated subsidiary	1,331	1,424
Premises and equipment	—	700
Other assets	7,976	10,690

Total assets	$523,959	$515,236

Liabilities
Subordinated debentures	$44,331	$47,484
Other liabilities	2,703	2,779

Total liabilities	47,034	50,263

Stockholders’ Equity
Preferred stock	49,456	49,275
Common stock	285	257
Capital surplus	432,962	363,519
Retained (deficit) earnings	(6,079)	51,746
Accumulated other comprehensive income	301	176

Total stockholders’ equity	476,925	464,973

Total liabilities and stockholders’ equity	$523,959	$515,236

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2010	2009	2008
Income
Dividends from subsidiary	$—	$2,119	$6,841
Other income	75	3,445	2,686

Total income	75	5,564	9,527
Expenses	5,573	11,134	12,289

Loss before income taxes and equity in undistributed net income of subsidiary	(5,498)	(5,570)	(2,762)
Tax benefit for income taxes	2,273	2,979	3,685

Income (loss) before equity in undistributed net income of subsidiary	(3,225)	(2,591)	923
Equity in undistributed net income of subsidiary	20,816	29,397	9,193

Net income	$17,591	$26,806	$10,116

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2010	2009	2008
Cash flows from operating activities
Net income	$17,591	$26,806	$10,116
Items not requiring (providing) cash
Depreciation	—	122	117
Amortization	(60)	(91)	(90)
Gain on sale of equity investment	—	—	(6,102)
Loss on investment securities	71	—	5,927
Share-based compensation	376	(81)	478
Tax benefits from stock options exercised	(964)	(439)	(416)
Equity in undistributed income of subsidiaries	(20,816)	(29,397)	(9,193)
Equity in loss (income) of unconsolidated affiliates	—	—	(102)
Changes in other assets	3,148	(432)	(4,336)
Changes in other liabilities	922	1,312	397

Net cash provided by (used in) operating activities	268	(2,200)	(3,204)

Cash flows from investing activities
Purchases of premises and equipment, net	—	(344)	(338)
Capital contribution to subsidiaries	(107,000)	(1,000)	(12,000)
Sale of equity investment	—	—	19,862
Purchase of Centennial Bancshares, Inc.	—	(3,100)	(1,155)
Proceeds from maturities of investment securities	29	—	307

Net cash provided by (used in) investing activities	(106,971)	(4,444)	6,676

Cash flows from financing activities
Net proceeds from common stock public offering	—	107,341	—
Net proceeds from issuance of preferred stock and common stock warrant	—	50,000	—
Net proceeds from stock issuance	1,555	1,391	447
Retirement of subordinated debentures	(3,252)	—	—
Tax benefits from stock options exercised	964	439	416
Disgorgement of profits	11	—	89
Dividends paid	(8,670)	(7,518)	(4,417)

Net cash provided by (used in) financing activities	(9,392)	151,653	(3,465)

Increase (decrease) in cash and cash equivalents	(116,095)	145,009	7
Cash and cash equivalents, beginning of year	176,429	31,420	31,413

Cash and cash equivalents, end of year	$60,334	$176,429	$31,420

24. Fourth Quarter Adjustments
     The Company reported a net loss of $13.8 million, or $0.51 diluted loss per share for the fourth quarter of 2010. During this quarter, the Company experienced several financial items that it does not consider part of its base earnings. Among these items include $25.2 million in pre-tax bargain purchase gains from two FDIC-assisted acquisitions, a $53.4 million charge for impairment to certain loans which resulted in the Company recording a fourth quarter of 2010 provision for loan losses of $63.0 million, a $3.6 million charge to investment securities as a result of an apparent fraud on bonds sold in Arkansas and $2.2 million of merger expenses from our two fourth quarter FDIC-assisted acquisitions. The combined financial impact of these items to the Company on an after-tax basis is a loss of $26.5 million or $0.93 diluted loss per share.
     The increased fourth quarter 2010 provision for loan loss was primarily attributable to a $53.4 million charge for impairment to certain loans. Of the amount charged off for the impaired loans, approximately half is related to extensions of credit to several borrowers whose financial condition has deteriorated in our Florida market. The remaining portion relates to loans in our Arkansas market, primarily involving two borrowing relationships. After a review of the loans to one large Arkansas borrower, the Company determined the terms and conditions of the loan documents are unlikely to be met due to a recent change in circumstances regarding the collectability of pledged collateral. In addition, fraudulent Arkansas loans made to a separate Arkansas borrower were associated with the issuance of fraudulent rural improvement district bonds were also included in the loan charge-offs for 2010. This conclusion with respect to the remainder of the loans was based on the lack of significant economic recovery in certain areas of our Florida market combined with our unsuccessful efforts thus far to collect on the loans.
25. Recent Accounting Pronouncements
     In December 2009, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) ASU 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities, as well as qualifying special-purpose entities that were previously excluded from previous consolidation guidance. ASU 2009-17 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Adoption of the new guidance did not have a significant impact on the Company’s ongoing financial position or results of operations.
     In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 amends the derecognition accounting and disclosure guidance. ASU 2009-16 eliminates the exemption from consolidation for Qualified Special Purpose Entities (“QSPEs”) and also requires a transferor to evaluate all existing QSPEs to determine whether they must be consolidated. ASU 2009-16 was effective as of the beginning of the first annual reporting period that begins after November 15, 2009, and did not have a significant impact on the Company’s ongoing financial position or results of operations.
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

     In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. ASU 2010-09 became effective upon issuance.
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. See Note 4—Loans Receivable.
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

     On March 12, 2010, the Company acquired the banking operations of Old Southern Bank (“Old Southern”) through an agreement with the Federal Deposit Insurance Corporation (“FDIC”). On March 26, 2010, the Company acquired the banking operations of Key West Bank (“Key West”) through an agreement with the FDIC. On July 31, 2010, the Company acquired the banking operations of Coastal Community Bank and Bayside Savings Bank (“Coastal-Bayside”) through separate agreements with the FDIC. On October 1, 2010, the Company acquired the banking operations of Wakulla Bank (“Wakulla”) through an agreement with the FDIC. On November 19, 2010, the Company acquired the banking operations of Gulf State Bank (“Gulf State”) through an agreement with the FDIC.
     The internal control over financial reporting of Old Southern’s, Key West’s, Coastal-Bayside’s, Wakulla’s and Gulf State’s banking operations were excluded from the evaluation of effectiveness of Home BancShares’ disclosure controls and procedures as of the period end covered by this report as a result of the timing of the acquisitions. As a result of the Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State acquisitions, Home BancShares will be evaluating changes to processes, information technology systems and other components of internal control over financial reporting as part of its integration activities. The assets acquired from the banking operations represent 36.3% and 46.1% of total consolidated assets and deposits, respectively, as of December 31, 2010.

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
     (b) Listing of Exhibits.

Exhibit
No.
12.1	Computation of Ratios of Earnings to Fixed Charges

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Executive Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

99.2	Certification of Chief Financial Officer pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.
By:	/s/ C. Randall Sims
C. Randall Sims
Chief Executive Officer

Date: March 10, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 10, 2011.

/s/ John W. Allison John W. Allison	/s/ C. Randall Sims C. Randall Sims	/s/ Randy E. Mayor Randy E. Mayor
Chairman of the Board of Directors	Chief Executive Officer and Director	Chief Financial Officer,
	(Principal Executive Officer)	Treasurer and Director
(Principal Financial Officer)

/s/ Robert H. Adcock, Jr. Robert H. Adcock, Jr.	/s/ Richard H. Ashley Richard H. Ashley	/s/ Dale A. Bruns Dale A. Bruns
Vice Chairman of the Board and Director	Director	Director

/s/ Richard A. Buckheim Richard A. Buckheim	/s/ Jack E. Engelkes Jack E. Engelkes	/s/ James G. Hinkle James G. Hinkle
Director	Director	Director

/s/ Alex R. Lieblong Alex R. Lieblong	/s/ William G. Thompson William G. Thompson	/s/ Brian S. Davis Brian S. Davis
Director	Director	Chief Accounting Officer and Investor Relations Officer
(Principal Accounting Officer)