Form 10-Q
period 2011-03-31
HOME BANCSHARES INC
filed 2011-05-06
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011
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
Common Stock Issued and Outstanding: 28,491,879 shares as of May 2, 2011.

HOME BANCSHARES, INC.
FORM 10-Q
March 31, 2011
Exhibit List
12.1	Computation of Ratios of Earnings to Fixed Charges

15	Awareness of Independent Registered Public Accounting Firm

31.1	CEO Certification Pursuant to 13a-14(a)/15d-14(a)

31.2	CFO Certification Pursuant to 13a-14(a)/15d-14(a)

32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350

32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350
EX-12.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 10, 2011.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$58,123	$49,927
Interest-bearing deposits with other banks	201,834	237,605

Cash and cash equivalents	259,957	287,532
Federal funds sold	1,175	27,848
Investment securities — available for sale	510,019	469,864
Loans receivable not covered by loss share	1,849,302	1,892,374
Loans receivable covered by FDIC loss share	566,463	575,776
Allowance for loan losses	(53,591)	(53,348)

Loans receivable, net	2,362,174	2,414,802
Bank premises and equipment, net	90,413	81,939
Foreclosed assets held for sale not covered by loss share	17,877	11,626
Foreclosed assets held for sale covered by FDIC loss share	21,079	21,568
FDIC indemnification asset	224,075	227,258
Cash value of life insurance	51,815	51,970
Accrued interest receivable	15,337	16,176
Deferred tax asset, net	21,420	18,586
Goodwill	59,663	59,663
Core deposit and other intangibles	10,734	11,447
Other assets	58,042	62,367

Total assets	$3,703,780	$3,762,646

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$447,245	$392,622
Savings and interest-bearing transaction accounts	1,112,948	1,108,309
Time deposits	1,357,338	1,460,867

Total deposits	2,917,531	2,961,798
Securities sold under agreements to repurchase	69,834	74,459
FHLB borrowed funds	150,247	177,270
Accrued interest payable and other liabilities	33,512	27,863
Subordinated debentures	44,331	44,331

Total liabilities	3,215,455	3,285,721

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	49,502	49,456
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,483,418 in 2011 and 28,452,411 in 2010	285	285
Capital surplus	433,130	432,962
Retained earnings (deficit)	4,428	(6,079)
Accumulated other comprehensive income	980	301

Total stockholders’ equity	488,325	476,925

Total liabilities and stockholders’ equity	$3,703,780	$3,762,646

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended
	March 31,
(In thousands, except per share data(1))	2011	2010
	(Unaudited)
Interest income:
Loans	$38,955	$29,866
Investment securities
Taxable	2,160	1,627
Tax-exempt	1,528	1,479
Deposits — other banks	105	85
Federal funds sold	7	5

Total interest income	42,755	33,062

Interest expense:
Interest on deposits	6,260	5,295
FHLB borrowed funds	1,291	2,177
Securities sold under agreements to repurchase	139	94
Subordinated debentures	538	597

Total interest expense	8,228	8,163

Net interest income	34,527	24,899
Provision for loan losses	1,250	3,100

Net interest income after provision for loan losses	33,277	21,799

Non-interest income:
Service charges on deposit accounts	3,151	3,141
Other service charges and fees	2,284	1,638
Mortgage lending income	645	412
Mortgage servicing income	—	160
Insurance commissions	607	347
Income from title services	91	107
Increase in cash value of life insurance	239	428
Dividends from FHLB, FRB & bankers’ bank	141	126
Gain on acquisitions	—	9,334
Gain on sale of SBA loans	259	—
Gain (loss) on sale of premises and equipment, net	(4)	207
Gain (loss) on OREO, net	(94)	159
Gain (loss) on securities, net	—	—
FDIC indemnification accretion	1,837	73
Other income	884	513

Total non-interest income	10,040	16,645

Non-interest expense:
Salaries and employee benefits	11,078	8,534
Occupancy and equipment	3,713	2,799
Data processing expense	1,285	862
Other operating expenses	7,785	6,360

Total non-interest expense	23,861	18,555

Income before income taxes	19,456	19,889
Income tax expense	6,740	7,008

Net income available to all stockholders	12,716	12,881
Preferred stock dividends and accretion of discount on preferred stock	670	670

Net income available to common stockholders	$12,046	$12,211

Basic earnings per common share	$0.42	$0.43

Diluted earnings per common share	$0.42	$0.43

(1)	All per share amounts have been restated to reflect the effect of the 2010 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Three Months Ended March 31, 2011 and 2010

					Accumulated
				Retained	Other
	Preferred	Common	Capital	Earnings	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Total

Balance at January 1, 2010	$49,275	$257	$363,519	$51,746	$176	$464,973
Comprehensive income:
Net income	—	—	—	12,881	—	12,881
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $521	—	—	—	—	808	808

Comprehensive income						13,689
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 9,120 shares of common stock from exercise of stock options	—	—	90	—	—	90
Disgorgement of profits	—	—	1	—	—	1
Tax benefit from stock options exercised	—	—	40	—	—	40
Share-based compensation	—	—	220	—	—	220
Cash dividends — Preferred Stock — 5%	—	—	—	(625)	—	(625)
Cash dividends — Common Stock, $0.0545 per share	—	—	—	(1,543)	—	(1,543)

Balances at March 31, 2010 (unaudited)	49,320	257	363,870	62,414	984	476,845
Comprehensive income:
Net income	—	—	—	4,710	—	4,710
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $(441)	—	—	—	—	(683)	(683)

Comprehensive income						4,027
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 165,778 shares of common stock from exercise of stock options	—	3	1,462	—	—	1,465
Disgorgement of profits	—	—	10	—	—	10
Tax benefit from stock options exercised	—	—	924	—	—	924
Share-based compensation	—	—	156	—	—	156
Cash dividends — Preferred stock — 5%	—	—	—	(1,875)	—	(1,875)
Cash dividends — Common Stock, $0.1620 per share	—	—	—	(4,616)	—	(4,616)
10% Stock dividend — Common Stock	—	25	66,540	(66,576)	—	(11)

Balances at December 31, 2010	49,456	285	432,962	(6,079)	301	476,925
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Three Months Ended March 31, 2011 and 2010

					Accumulated
				Retained	Other
	Preferred	Common	Capital	Earnings	Comprehensive
(In thousands, except share data(1))	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Total

Comprehensive income:
Net income	—	—	—	12,716	—	12,716
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $439	—	—	—	—	679	679

Comprehensive income						13,395
Accretion of discount on preferred stock	46	—	—	(46)	—	—
Net issuance of 6,851 shares of common stock from exercise of stock options	—	—	59	—	—	59
Tax benefit from stock options exercised	—	—	35	—	—	35
Share-based compensation	—	—	74	—	—	74
Cash dividends — Preferred stock — 5%	—	—	—	(625)	—	(625)
Cash dividends — Common Stock, $0.0540 per share	—	—	—	(1,538)	—	(1,538)

Balances at March 31, 2011 (unaudited)	$49,502	$285	$433,130	$4,428	$980	$488,325

(1)	All per share amounts have been restated to reflect the effect of the 2010 10% stock dividend.
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended March 31,
(In thousands)	2011	2010
	(Unaudited)

Operating Activities
Net income	$12,716	$12,881
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,682	1,289
Amortization/(accretion)	(292)	829
Share-based compensation	74	220
Tax benefits from stock options exercised	(35)	(40)
(Gain) loss on assets	(210)	(366)
Gain on acquisitions	—	(9,334)
Provision for loan losses	1,250	3,100
Deferred income tax effect	(3,273)	3,221
Increase in cash value of life insurance	(239)	(428)
Originations of mortgage loans held for sale	(26,345)	(21,307)
Proceeds from sales of mortgage loans held for sale	36,169	20,701
Changes in assets and liabilities:
Accrued interest receivable	839	(1,717)
Other assets	9,347	655
Accrued interest payable and other liabilities	(3,697)	3,102

Net cash provided by (used in) operating activities	27,986	12,806

Investing Activities
Net (increase) decrease in federal funds sold	26,673	3,632
Net (increase) decrease in loans net, excluding loans acquired	23,914	(15,057)
Purchases of investment securities — available for sale	(79,844)	(39,552)
Proceeds from maturities of investment securities — available for sale	39,975	30,459
Proceeds from foreclosed assets held for sale	7,260	2,213
Proceeds from sale of SBA loans	4,524	—
Purchases of premises and equipment, net	(779)	(225)
Death benefits received	700	1,585
Net cash proceeds received in FDIC-assisted acquisitions	—	71,652

Net cash provided by (used in) investing activities	22,423	54,707

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(44,267)	(9,538)
Net increase (decrease) in securities sold under agreements to repurchase	(4,625)	(6,597)
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(27,023)	(29,822)
Proceeds from exercise of stock options	59	90
Disgorgement of profits	—	1
Tax benefits from stock options exercised	35	40
Dividends paid on preferred stock	(625)	(625)
Dividends paid on common stock	(1,538)	(1,543)

Net cash provided by (used in) financing activities	(77,984)	(47,994)

Net change in cash and cash equivalents	(27,575)	19,519
Cash and cash equivalents — beginning of year	287,532	173,490

Cash and cash equivalents — end of period	$259,957	$193,009

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

     Interim financial information
     The accompanying unaudited consolidated financial statements as of March 31, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
     The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2010 Form 10-K, filed with the Securities and Exchange Commission.
     Earnings per Share
     Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. Prior year per share amounts have been adjusted for the stock dividend which occurred in June of 2010. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Net income available to common stockholders	$12,716	$12,881

Average shares outstanding	28,469	28,278
Effect of common stock options	203	252

Diluted shares outstanding	28,672	28,530

Basic earnings per common share	$0.42	$0.43
Diluted earnings per common share	$0.42	$0.43
     A warrant to purchase 158,471.50 shares of common stock at $23.664 (stock dividend adjusted) were outstanding at March 31, 2011 and 2010. These shares of common stock were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
2. Business Combinations
     Acquisition Old Southern Bank
     On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. The Company has kept open all of these locations except for one location in downtown Orlando. Including the effects of purchase accounting adjustments, Centennial Bank acquired $342.6 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     See Note 2 “Business Combinations” of Form 10-K filed with the Securities and Exchange Commission (SEC) in March 2011 for additional discussion related to the acquisition of Old Southern.

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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Key West.
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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Coastal and Bayside.
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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Wakulla.

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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Gulf State.
     FDIC-Assisted Acquisitions — Other Matters
     The Company’s operating results for 2010, include the operating results of the acquired assets and assumed liabilities subsequent to the respective acquisition dates. Due to the significant fair value adjustments recorded, as well as the nature of the FDIC loss sharing agreements in place, historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.
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
3. Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2011
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$220,775	$990	$(2,005)	$219,760
Mortgage-backed securities	126,141	2,687	(211)	128,617
State and political subdivisions	158,073	1,693	(1,466)	158,300
Other securities	3,418	—	(76)	3,342

Total	$508,407	$5,370	$(3,758)	$510,019

	December 31, 2010
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

     Assets, principally investment securities, having a carrying value of approximately $333.0 million and $268.0 million at March 31, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $69.8 million and $74.5 million at March 31, 2011 and December 31, 2010, respectively.
     During the three-month periods ended March 31, 2011 and 2010, no available for sale securities were sold.
     The amortized cost and estimated fair value of securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$177,376	$176,952
Due after one year through five years	239,248	240,145
Due after five years through ten years	62,616	62,979
Due after ten years	29,167	29,943

Total	$508,407	$510,019

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
     No securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

     For the period ended March 31, 2011, the Company had $393,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 81.9% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. government-sponsored enterprises	$127,202	$(2,005)	$—	$—	$127,202	$(2,005)
Mortgage-backed securities	33,746	(211)	—	—	33,746	(211)
State and political subdivisions	36,605	(1,149)	4,604	(317)	41,209	(1,466)
Other securities	—	—	2,567	(76)	2,567	(76)

Total	$197,553	$(3,365)	$7,171	$(393)	$204,724	$(3,758)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. government-sponsored enterprises	$126,862	$(1,932)	$—	$—	$126,862	$(1,932)
Mortgage-backed securities	27,427	(300)	—	—	27,427	(300)
State and political subdivisions	57,272	(1,970)	4,069	(487)	61,341	(2,457)
Other securities	—	—	2,667	(71)	2,667	(71)

Total	$211,561	$(4,202)	$6,736	$(558)	$218,297	$(4,760)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$787,069	$805,635
Construction/land development	351,704	348,768
Agricultural	25,760	26,798
Residential real estate loans
Residential 1-4 family	359,714	371,381
Multifamily residential	55,987	59,319

Total real estate	1,580,234	1,611,901
Consumer	44,117	51,642
Commercial and industrial	175,969	184,014
Agricultural	18,746	16,549
Other	30,236	28,268

Loans receivable not covered by loss share	$1,849,302	$1,892,374

     The following is a summary of activity within the allowance for loan losses for the quarter ended March 31, 2011 and the year ended December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	2011
	Commercial	Residential	Commercial	Consumer
	Real Estate	Real Estate	& Industrial	& Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$29,249	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(19)	(29)	(94)	(1,480)	—	(1,622)
Recoveries of loans previously charged off	92	230	157	136	—	615

Net loans recovered (charged off)	73	201	63	(1,344)	—	(1,007)
Provision for loan losses	(552)	(824)	305	2,254	67	1,250

Balance, March 31	$28,770	$13,674	$6,725	$1,932	$2,490	$53,591

Period end amount allocated to:
Loans individually evaluated for impairment	$17,469	$9,258	$3,378	$829	$—	$30,934
Loans collectively evaluated for impairment	11,301	4,416	3,347	1,103	2,490	22,657

Balance, March 31	$28,770	$13,674	$6,725	$1,932	$2,490	$53,591

	2010
	Commercial	Residential	Commercial	Consumer
	Real Estate	Real Estate	& Industrial	& Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$23,192	$11,348	$6,067	$1,984	$377	$42,968
Loans charged off	(1,046)	(778)	(1,607)	(289)	—	(3,720)
Recoveries of loans previously charged off	48	239	19	191	—	497

Net loans recovered (charged off)	(998)	(539)	(1,588)	(98)	—	(3,223)
Provision for loan losses	(72)	2,844	666	(196)	(142)	3,100

Balance, March 31	22,122	13,653	5,145	1,690	235	42,845
Loans charged off	(25,933)	(9,953)	(22,620)	(2,227)	—	(60,733)
Recoveries of loans previously charged off	875	253	31	327	—	1,486

Net loans recovered (charged off)	(25,058)	(9,700)	(22,589)	(1,900)	—	(59,247)
Provision for loan losses	32,185	10,344	23,801	1,232	2,188	69,750

Balance, end of year	$29,249	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$17,514	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	11,735	4,454	3,732	584	2,423	22,928

Balance, end of year	$29,249	$14,297	$6,357	$1,022	$2,423	$53,348

     The following is an aging analysis for the non-covered loan portfolio as of March 31, 2011 and December 31, 2010:

	March 31, 2011
						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-89 Days	or More	Past Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,001	$5,891	$11,892	$775,177	$787,069	$—
Construction/land development	1,826	5,404	7,230	344,474	351,704	—
Agricultural	—	215	215	25,545	25,760	—
Residential real estate loans
Residential 1-4 family	7,041	12,430	19,471	340,243	359,714	2
Multifamily residential	—	4,920	4,920	51,067	55,987	—

Total real estate	14,868	28,860	43,728	1,536,506	1,580,234	2
Consumer	1,505	1,904	3,409	40,708	44,117	7
Commercial and industrial	1,460	2,769	4,229	171,740	175,969	—
Agricultural and other	323	—	323	48,659	48,982	—

Total	$18,156	$33,533	$51,689	$1,797,613	$1,849,302	$9

	December 31, 2010
						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-89 Days	or More	Past Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,762	$16,535	$23,297	$782,338	$805,635	$—
Construction/land development	5,055	6,809	11,864	336,904	348,768	1
Agricultural	—	220	220	26,578	26,798	—
Residential real estate loans
Residential 1-4 family	3,867	16,530	20,397	350,984	371,381	535
Multifamily residential	2,887	5,122	8,009	51,310	59,319	—

Total real estate	18,571	45,216	63,787	1,548,114	1,611,901	536
Consumer	214	1,342	1,556	50,086	51,642	34
Commercial and industrial	678	2,943	3,621	180,393	184,014	8
Agricultural and other	150	1	151	44,666	44,817	—

Total	$19,613	$49,502	$69,115	$1,823,259	$1,892,374	$578

     Non-accruing loans not covered by loss share at March 31, 2011 and December 31, 2010 were $33.5 million and $48.9 million, respectively.
     During the three-month period ended March 31, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000. The Company did not sell any of the guaranteed portions of SBA loans during the first quarter of 2010.
     Mortgage loans held for sale of approximately $4.2 million and $14.0 million at March 31, 2011 and December 31, 2010, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2011 and December 31, 2010 were not material.

     The following is a summary of the non-covered impaired loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Unpaid		Allocation
	Contractual	Total	of Allowance	Average
	Principal	Recorded	for Loan	Recorded	Interest
	Balance	Investment	Losses	Investment	Recognized
Real estate:
Commercial real estate loans
Non-farm/non-residential	$63,884	$41,675	$10,768	$39,279	$562
Construction/land development	23,746	19,162	7,199	18,222	258
Agricultural	890	598	215	598	10
Residential real estate loans
Residential 1-4 family	20,612	19,564	6,437	18,990	152
Multifamily residential	12,433	7,275	2,965	7,263	81

Total real estate	121,565	88,274	27,584	84,352	1,063
Consumer	1,718	1,240	829	949	10
Commercial and industrial	17,369	12,875	3,378	12,042	191
Agricultural and other	—	—	—	—	—

Total	$140,652	$102,389	$31,791	$97,343	$1,264

	December 31, 2010
	Unpaid		Allocation
	Contractual	Total	of Allowance	Average
	Principal	Recorded	for Loan	Recorded
	Balance	Investment	Losses	Investment
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$36,884	$9,697	$18,366
Construction/land development	19,617	17,282	7,602	14,272
Agricultural	598	598	215	120
Residential real estate loans
Residential 1-4 family	20,894	18,416	6,884	17,137
Multifamily residential	7,251	7,251	2,959	5,149

Total real estate	88,438	80,431	27,357	55,044
Consumer	658	658	438	799
Commercial and industrial	11,284	11,208	2,625	6,218
Agricultural and other	—	—	—	—

Total	$100,380	$92,297	$30,420	$62,061

     All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses. Interest recognized on non-covered impaired loans during the three months ended March 31, 2011 and 2010 was approximately $1.3 million and $573,000, respectively.
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

     The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Total
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$25,593	$11	$—	$25,604
Construction/land development	11,691	—	—	11,691
Agricultural	973	—	—	973
Residential real estate loans
Residential 1-4 family	21,746	180	—	21,926
Multifamily residential	10,986	—	—	10,986

Total real estate	70,989	191	—	71,180
Consumer	2,747	18	—	2,765
Commercial and industrial	3,560	55	—	3,615
Agricultural	—	—	—	—
Other	145	—	—	145

Total	$77,441	$264	$—	$77,705

	December 31, 2010
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Total
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,806	$5,483	$—	$37,289
Construction/land development	11,665	934	—	12,599
Agricultural	994	—	—	994
Residential real estate loans
Residential 1-4 family	23,801	740	—	24,541
Multifamily residential	11,170	—	—	11,170

Total real estate	79,436	7,157	—	86,593
Consumer	1,350	—	—	1,350
Commercial and industrial	3,588	55	—	3,643
Agricultural	1	2	—	3
Other	143	—	—	143

Total	$84,518	$7,214	$—	$91,732

     Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. Loans rated 6 — 8 that fall under the threshold amount are not tested for impairment and therefore are not included in impaired loans; (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of March 31, 2011 and December 31, 2010 for the Company’s FDIC-assisted transactions:

	March 31,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$204,882	$208,678
Construction/land development	130,033	127,340
Agricultural	5,808	5,454
Residential real estate loans
Residential 1-4 family	176,181	180,914
Multifamily residential	9,173	9,176

Total real estate	526,077	531,562
Consumer	417	498
Commercial and industrial	38,798	42,443
Agricultural	—	63
Other	1,171	1,210

Loans receivable covered by FDIC loss share (1)	$566,463	$575,776

(1)	These loans were not classified as nonperforming assets at March 31, 2011 and December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

The following is an aging analysis for the covered loan portfolio as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011
						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-89 Days	or More	Past Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,101	$25,996	$36,097	$168,785	$204,882	$25,996
Construction/land development	10,935	35,412	46,347	83,686	130,033	35,412
Agricultural	—	1,648	1,648	4,160	5,808	1,648
Residential real estate loans
Residential 1-4 family	14,771	32,357	47,128	129,053	176,181	32,357
Multifamily residential	—	—	—	9,173	9,173	—

Total real estate	35,807	95,413	131,220	394,857	526,077	95,413
Consumer	13	296	309	108	417	296
Commercial and industrial	1,049	5,203	6,252	32,546	38,798	5,203
Agricultural and other	104	—	104	1,067	1,171	—

Total	$36,973	$100,912	$137,885	$428,578	$566,463	$100,912

	As of December 31, 2010
						Accruing
		Loans				Loans
	Loans	Past Due				Past Due
	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-89 Days	or More	Past Due	Loans	Receivable	or More
Real estate:
Commercial real estate loans
Non-farm/non-residential	$11,993	$32,695	$44,688	$163,990	$208,678	$32,695
Construction/land development	9,931	45,920	55,851	71,489	127,340	45,920
Agricultural	—	1,407	1,407	4,047	5,454	1,407
Residential real estate loans
Residential 1-4 family	18,148	25,164	43,312	137,602	180,914	25,164
Multifamily residential	—	—	—	9,176	9,176	—

Total real estate	40,072	105,186	145,258	386,304	531,562	105,186
Consumer	12	335	347	151	498	335
Commercial and industrial	1,768	4,740	6,508	35,935	42,443	4,740
Agricultural and other	—	—	—	1,273	1,273	—

Total	$41,852	$110,261	$152,113	$423,663	$575,776	$110,261

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

     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended March 31, 2011 for the Company’s FDIC-assisted acquisitions.

		Carrying
	Accretable	Amount of
	Yield	Loans
	(In thousands)
Balance at beginning of period	$86,712	$575,776
Reforecasted future interest payments for loan pools	15,184	—
Income accreted	(9,745)	9,745
Payments received, gross	—	(19,058)

Balance at end of period	$92,151	$566,463

     Loan pools in the Old Southern and Key West acquisitions were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $15.2 million. This updated forecast does not change the expected weighted average yields on the loan pools. No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at March 31, 2011.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $793.6 million and $845.2 million at March 31, 2011 and December 31, 2010, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.3 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, brokered deposits were $102.3 million and $98.9 million, respectively.
     Deposits totaling approximately $218.7 million and $267.6 million at March 31, 2011 and December 31, 2010, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: Securities Sold Under Agreements to Repurchase
     At March 31, 2011 and December 31, 2010, securities sold under agreements to repurchase totaled $69.8 million and $74.5 million, respectively. For the three month periods ended March 31, 2011 and December 31, 2010, securities sold under agreements to repurchase daily weighted average totaled $71.1 million and $68.6 million, respectively.
8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $150.2 million and $177.3 million at March 31, 2011 and December 31, 2010, respectively. All of the outstanding balance at March 31, 2011 and December 31, 2010 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Additionally, the Company had $178.5 million and $179.1 million at March 31, 2011 and December 31, 2010, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2011 and December 31, 2010, respectively.

9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month periods ended March 31:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Current:
Federal	$8,387	$3,142
State	1,626	645

Total current	10,013	3,787

Deferred:
Federal	(2,731)	2,720
State	(542)	501

Total deferred	(3,273)	3,221

Provision for income taxes	$6,740	$7,008

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2011	2010
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(3.09)	(2.86)
Cash value of life insurance	(0.43)	(0.76)
State income taxes, net of federal benefit	3.62	3.75
Other	(0.46)	0.11

Effective income tax rate	34.64%	35.24%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$21,047	$20,879
Deferred compensation	1,302	1,742
Stock options	339	324
Real estate owned	6,196	7,041
Loan discounts	64,900	62,269
Tax basis premium/discount on acquisitions	14,742	14,682
Deposits	826	1,163
Other	6,202	6,206

Gross deferred tax assets	115,554	114,306

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,856	2,341
Unrealized gain on securities	633	194
Core deposit intangibles	1,865	2,101
Indemnification asset	87,893	89,142
FHLB dividends	871	867
Other	1,016	1,075

Gross deferred tax liabilities	94,134	95,720

Net deferred tax assets	$21,420	$18,586

10: Common Stock and Compensation Plans
     During the first quarter of 2011, the Company granted 24,156 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the first anniversary of the grant. Of the 24,156 shares of restricted stock granted, 19,906 shares are also limited by the 2009 agreement between the Company and the Treasury. This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company. The amount of annual pre-tax expense during 2011 through 2013 associated with the issuance of this restricted stock will be approximately $172,000 per year.
11: Non-Interest Expense
     The table below shows the components of non-interest expense for three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Salaries and employee benefits	$11,078	$8,534
Occupancy and equipment	3,713	2,799
Data processing expense	1,285	862
Other operating expenses:
Advertising	998	366
Merger expenses	11	1,059
Amortization of intangibles	713	479
Amortization of mortgage servicing rights	—	218
Electronic banking expense	659	477
Directors’ fees	185	145
Due from bank service charges	140	90
FDIC and state assessment	1,093	898
Insurance	371	300
Legal and accounting	447	388
Mortgage servicing expense	—	84
Other professional fees	413	313
Operating supplies	289	186
Postage	245	150
Telephone	263	138
Other expense	1,958	1,069

Total other operating expenses	7,785	6,360

Total non-interest expense	$23,861	$18,555

12: Concentration of Credit Risks
     The Company’s primary market areas are in central Arkansas, north central Arkansas, southern Arkansas, central Florida, southwestern Florida, the Florida Panhandle and the Florida Keys. The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.
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
     Although the Company has a diversified loan portfolio, at March 31, 2011 and December 31, 2010, non-covered commercial real estate loans represented 63.0% and 62.4% of gross non-covered loans and 238.5% and 247.7% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.5% and 22.8% of gross non-covered loans and 85.1% and 90.3% of total stockholders’ equity at March 31, 2011 and December 31, 2010, respectively.
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
     At March 31, 2011 and December 31, 2010, commitments to extend credit of $287.2 million and $257.9 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2011 and December 31, 2010, is $18.2 million and $18.7 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

15: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2010 and the first quarter of 2011, the Company did not request any dividends from its banking subsidiary. The Company could deem it appropriate to apply the option to request dividends from its banking subsidiary during 2011.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2011, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.73%, 17.38%, and 18.64%, respectively, as of March 31, 2011.
16: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three months ended:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Interest paid	$8,503	$8,548
Income taxes paid	7,850	3,950
Assets acquired by foreclosure	13,116	3,180
FDIC-assisted acquisition fixed assets acquired yet to have a cash settlement	9,381	—
17: Financial Instruments
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
Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

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
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is confirmed. Non-covered impaired loans, net of specific allowance, were $70.6 million and $61.9 million as of March 31, 2011 and December 31, 2010, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 2 inputs based on observable market data. As of March 31, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $17.9 million and $11.6 million, respectively.
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

	March 31, 2011
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$259,957	$259,957
Federal funds sold	1,175	1,175
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,725,112	1,697,817
Loans receivable covered by FDIC loss share	566,463	566,463
FDIC indemnification asset	224,075	224,075
Accrued interest receivable	15,337	15,337

Financial liabilities:
Deposits:
Demand and non-interest bearing	$447,245	$447,245
Savings and interest-bearing transaction accounts	1,112,948	1,112,948
Time deposits	1,357,338	1,361,062
Securities sold under agreements to repurchase	69,834	69,834
FHLB and other borrowed funds	150,247	151,889
Accrued interest payable	2,672	2,672
Subordinated debentures	44,331	47,959

	December 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,532	$287,532
Federal funds sold	27,848	27,848
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,777,149	1,770,147
Loans receivable covered by FDIC loss share	575,776	575,776
FDIC indemnification asset	227,258	227,258
Accrued interest receivable	16,176	16,176

Financial liabilities:
Deposits:
Demand and non-interest bearing	$392,622	$392,622
Savings and interest-bearing transaction accounts	1,108,309	1,108,309
Time deposits	1,460,867	1,463,922
Securities sold under agreements to repurchase	74,459	74,459
FHLB and other borrowed funds	177,270	179,851
Accrued interest payable	3,004	3,004
Subordinated debentures	44,331	48,162

18: Recent Accounting Pronouncements
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition. The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition. The disclosures related to loans modified in a troubled debt restructuring will be effective for the reporting periods after June 15, 2011 and will have no impact on the Company’s statements of income and financial condition.
     In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance will be effective for the reporting periods after June 15, 2011 and should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Adoption of the new guidance will have no significant impact on the Company’s statements of income and financial condition.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2011 and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ BKD, LLP
Little Rock, Arkansas
May 6, 2011

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 10, 2011, which includes the audited financial statements for the year ended December 31, 2010. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of March 31, 2011, we had, on a consolidated basis, total assets of $3.70 billion, loans receivable of $2.42 billion, total deposits of $2.92 billion, and stockholders’ equity of $488.3 million.
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
Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Total assets	$3,703,780	$3,078,199
Loans receivable not covered by loss share	1,849,302	1,959,666
Loans receivable covered by FDIC loss share	566,463	225,885
Total deposits	2,917,531	2,221,088
Total stockholders’ equity	488,325	478,338
Net income	12,716	12,881
Net income available to common stockholders	12,046	12,211
Basic earnings per common share	0.42	0.43
Diluted earnings per common share	0.42	0.43
Diluted cash earnings per common share (1)	0.44	0.44
Annualized net interest margin — FTE	4.61%	4.26%
Efficiency ratio	50.68	42.44
Annualized return on average assets	1.40	1.90
Annualized return on average common equity	11.35	11.84

(1)	See Table 16 “Diluted Cash Earnings Per Share” for a reconciliation to GAAP for diluted cash earnings per share.

Overview
Results of Operations for Three Months Ended March 31, 2011 and 2010
     Our net income decreased 1.28% to $12.7 million for the three-month period ended March 31, 2011, from $12.9 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.42 and $0.43 for the three-month periods ended March 31, 2011 and 2010, respectively. During 2010, the Company acquired Old Southern Bank and Key West Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $1.1 million of merger and acquisition expenses for the first quarter of 2010. Excluding the financial impact of these two items, the Company would have reported $7.9 million or $0.25 diluted earnings per share for the first quarter of 2010. Excluding these items, our net income increased $4.9 million or 61.9% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with an improvement in net interest margin plus new income from FDIC indemnification accretion offset increased costs associated with the asset growth.
     Our annualized return on average assets was 1.40% for the three months ended March 31, 2011, compared to 1.90% for the same period in 2010. Our annualized return on average common equity was 11.35% for the three months ended March 31, 2011, compared to 11.84% for the same period in 2010, respectively. Excluding the financial impact of the net acquisition gains for the first quarter of 2010; our annualized return on average assets and annualized return on average common equity was 1.16% and 6.96%, respectively. This reflects an improvement in our ratios from 2010 to 2011 consistent with the previously discussed changes in earnings for the three months ended March 31, 2011, compared to the same period in 2010.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.61% for the three months ended March 31, 2011, compared to 4.26% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin.
     Our efficiency ratio was 50.68% for the three months ended March 31, 2011, compared to 42.44% for the same period in 2010. Excluding the financial impact of the net acquisition gains for the first quarter of 2010; our efficiency ratio was 51.16%. This reflects an improvement in our ratio from 2010 to 2011 primarily resulting from our ability to improve net interest margin by 35 basis points while holding down the cost increases associated with our newly acquired FDIC-assisted branches.
Financial Condition as of and for the Period Ended March 31, 2011 and December 31, 2010
     Our total assets as of March 31, 2011 decreased $58.9 million, an annualized reduction of 6.34%, to $3.70 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $43.1 million, an annualized reduction of 9.23%, to $1.85 billion as of March 31, 2011, from $1.89 billion as of December 31, 2010. Stockholders’ equity increased $11.4 million to $488.3 million as of March 31, 2011, compared to $476.9 million as of December 31, 2010. The decrease in assets is primarily associated with historically low loan demand and payoffs in our legacy non-covered loan portfolio. The increase in stockholders’ equity is primarily associated with the $13.4 million of comprehensive income less the $2.2 million of dividends paid for 2011. The annualized growth in stockholders’ equity for the first three months of 2011 was 9.69%.
     As of March 31, 2011, our non-performing non-covered loans decreased to $33.5 million, or 1.81%, of total non-covered loans from $49.5 million, or 2.62%, of total non-covered loans as of December 31, 2010. The allowance for loan losses as a percent of non-performing loans increased to 159.82% as of March 31, 2011, compared to 107.77% as of December 31, 2010. Non-performing non-covered loans in Arkansas were $14.3 million at March 31, 2011 compared to $23.4 million as of December 31, 2010. Non-performing non-covered loans in Florida were $19.3 million at March 31, 2011 compared to $26.1 million as of December 31, 2010.
     As of March 31, 2011, our non-performing non-covered assets improved to $51.4 million, or 1.78%, of total non-covered assets from $61.2 million, or 2.08%, of total non-covered assets as of December 31, 2010. Non-performing non-covered assets in Arkansas were $25.1 million at March 31, 2011 compared to $28.7 million as of December 31, 2010. Non-performing non-covered assets in Florida were $26.4 million at March 31, 2011 compared to $32.5 million as of December 31, 2010.

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
     Prior to the acquisition, Old Southern operated 7 banking centers in the Orlando, Florida metropolitan area. The Company has kept open all of these locations except for one location in downtown Orlando. Including the effects of purchase accounting adjustments, Centennial Bank acquired $342.6 million in assets and assumed approximately $328.5 million of the deposits of Old Southern. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $179.1 million, $3.0 million of foreclosed assets and $30.4 million of investment securities.
     See Note 2 “Business Combinations” of Form 10-K filed with the Securities and Exchange Commission (SEC) in March 2011 for additional discussion related to the acquisition of Old Southern.

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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Key West.
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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Coastal and Bayside.
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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Wakulla.

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
     See Note 2 “Business Combinations” of Form 10-K filed with the SEC in March 2011 for additional discussion related to the acquisition of Gulf State.
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
     During our FDIC-assisted acquisitions, the Company initially kept open all branch locations of the failed institutions. Upon acquisition, the Company has 90 days to determine its desire not to retain certain branch locations and an additional 90 days to complete the branch closure. The Company has subsequently evaluated all of the branch locations acquired from the FDIC-assisted acquisitions. As a result of the evaluation process for cost saving opportunities as part of our aspirations to maximize efficiencies, the Company notified the FDIC of its desire not to acquire certain branch locations. During the first quarter of 2011, the Company completed seven strategic branch closures. These include one branch in Port St. Joe and one grocery store branch in each of the Crawfordville and Blountstown locations. The remaining four strategic branch closures during the first quarter are branches associated with the acquisition of Gulf State Community Bank in 2010. The Company expects one additional branch closure during the second quarter associated with the Gulf State acquisition. The Company believes it has the appropriate infrastructure to service its acquired customer base with the branches retained.
Results of Operations
     For Three Months Ended March 31, 2011 and 2010
     Our net income decreased 1.28% to $12.7 million for the three-month period ended March 31, 2011, from $12.9 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.42 and $0.43 for the three-month periods ended March 31, 2011 and 2010, respectively. During 2010, the Company acquired Old Southern Bank and Key West Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $1.1 million of merger and acquisition expenses for the first quarter of 2010. Excluding the financial impact of these two items, the Company would have reported $7.9 million or $0.25 diluted earnings per share for the first quarter of 2010. Excluding these items, our net income increased $4.9 million or 61.9% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with an improvement in net interest margin plus new income from FDIC indemnification accretion offset increased costs associated with the asset growth.

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
     Net interest income on a fully taxable equivalent basis increased $9.7 million, or 37.3%, to $35.6 million for the three-month period ended March 31, 2011, from $25.9 million for the same period in 2010. This increase in net interest income was the result of a $9.8 million increase in interest income combined with a $65,000 increase in interest expense. The $9.8 million increase in interest income was primarily the result of a higher level of earning assets combine with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $8.3 million, while the repricing of our earning assets resulted in a $1.5 million increase in interest income for the three-month period ended March 31, 2011. The $65,000 increase in interest expense for the three-month period ended March 31, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.8 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $1.8 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.61% for the three months ended March 31, 2011 compared to 4.26% for the same periods in 2010, respectively. The Company has worked diligently to improve pricing on the loan portfolio and interest bearing deposits during this lower rate environment. For the first quarter of 2011, the effective yield on non-covered loans and covered loans was 6.38% and 6.90%, respectively. Our ability to improve pricing plus the growth associated from our FDIC-assisted acquisitions allowed the Company to expand net interest margin.
     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2011 and 2010, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2011, compared to the same period in 2010.

Table 1: Analysis of Net Interest Income

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)
Interest income	$42,755	$33,062
Fully taxable equivalent adjustment	1,108	1,050

Interest income — fully taxable equivalent	43,863	34,112
Interest expense	8,228	8,163

Net interest income — fully taxable equivalent	$35,635	$25,949

Yield on earning assets — fully taxable equivalent	5.68%	5.60%
Cost of interest-bearing liabilities	1.20	1.68
Net interest spread — fully taxable equivalent	4.48	3.92
Net interest margin — fully taxable equivalent	4.61	4.26
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended
March 31,
2011 vs. 2010
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$8,267
Increase (decrease) in interest income due to change in earning asset yields	1,484
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,837)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,772

Increase (decrease) in net interest income	$9,686

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2011 and 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$184,750	$105	0.23%	$137,747	$85	0.25%
Federal funds sold	16,441	7	0.17	7,361	5	0.28
Investment securities — taxable	345,053	2,160	2.54	194,329	1,627	3.40
Investment securities — non-taxable	148,292	2,474	6.77	138,128	2,387	7.01
Loans receivable	2,438,832	39,117	6.50	1,993,626	30,008	6.10

Total interest-earning assets	3,133,368	43,863	5.68	2,471,191	34,112	5.60

Non-earning assets	560,195			282,956

Total assets	$3,693,563			$2,754,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,106,343	$1,447	0.53%	$756,412	$1,084	0.58%
Time deposits	1,402,558	4,813	1.39	862,437	4,211	1.98

Total interest-bearing deposits	2,508,901	6,260	1.01	1,618,849	5,295	1.33
Federal funds purchased	—	—	0.00	44	—	0.00
Securities sold under agreement to repurchase	71,057	139	0.79	53,795	94	0.71
FHLB borrowed funds	159,178	1,291	3.29	247,514	2,177	3.57
Subordinated debentures	44,331	538	4.92	47,476	597	5.10

Total interest-bearing liabilities	2,783,467	8,228	1.20	1,967,678	8,163	1.68

Non-interest bearing liabilities
Non-interest bearing deposits	407,126			306,512
Other liabilities	23,031			12,300

Total liabilities	3,213,624			2,286,490
Stockholders’ equity	479,939			467,657

Total liabilities and stockholders’ equity	$3,693,563			$2,754,147

Net interest spread			4.48%			3.92%
Net interest income and margin		$35,635	4.61%		$25,949	4.26%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2011 compared to the same period in 2010, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2011 over 2010
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$27	$(7)	$20
Federal funds sold	5	(3)	2
Investment securities — taxable	1,022	(489)	533
Investment securities — non-taxable	172	(85)	87
Loans receivable	7,041	2,068	9,109

Total interest income	8,267	1,484	9,751

Interest expense:
Interest-bearing transaction and savings deposits	464	(101)	363
Time deposits	2,105	(1,503)	602
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	33	12	45
FHLB borrowed funds	(727)	(159)	(886)
Subordinated debentures	(38)	(21)	(59)

Total interest expense	1,837	(1,772)	65

Increase (decrease) in net interest income	$6,430	$3,256	$9,686

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
     Our Company is primarily a real estate lender in Arkansas and Florida. As such we are subject to declines in asset quality when real estate prices fall during a recession. The recent recession has harshly impacted the real estate market in Florida. During 2008, many real estate values declined in the 20 plus percent range in Florida. The Florida real estate prices have continued to decline but the rate of decline has slowed down. The Arkansas economy in our markets has been stable over the past several years with no boom or bust. As a result, the Arkansas economy has fared much better with only low single digit declines in real estate values annually since 2008.
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the each year at $29.9 million, $39.9 million and $49.5 million for 2008, 2009 and 2010, respectively. As of March 31, 2011, non-performing non-covered loans has improved downward to $33.5 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $1.3 million for the three months ended March 31, 2011 and $3.1 million for the same period in 2010.
     Our provision for loan losses decreased $1.9 million, or 59.7% to $1.3 million for the three-month period ended March 31, 2011, from $3.1 million for the same period in 2010. The net loans charged off for the three-month period ended March 31, 2011 were $1.0 million compared to $3.2 million for the same period in 2010. The decreased provision for loan loss is a result of the decline in charge-offs for the three-month period ended March 31, 2011. The net charge-offs for the three-months ended were approximately $157,000 and $850,000 for Arkansas and Florida, respectively.
Non-Interest Income
     Total non-interest income was $10.0 million for the three-month period ended March 31, 2011 compared to $16.6 million for the same period in 2010. Excluding the gain on acquisitions during the first quarter of 2011 non-interest income was $7.3 million for the three-month period ended March 31, 2010. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.
     Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2011 and 2010, respectively, as well as changes for the three-month period ended March 31, 2011 compared to the same period in 2010.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2011 Change
	2011	2010	from 2010
		(Dollars in thousands)
Service charges on deposit accounts	$3,151	$3,141	$10	0.3%
Other service charges and fees	2,284	1,638	646	39.4
Mortgage lending income	645	412	233	56.6
Mortgage servicing income	—	160	(160)	(100.0)
Insurance commissions	607	347	260	74.9
Income from title services	91	107	(16)	(15.0)
Increase in cash value of life insurance	239	428	(189)	(44.2)
Dividends from FHLB, FRB & bankers’ bank	141	126	15	11.9
Gain on acquisitions	—	9,334	(9,334)	(100.0)
Gain on sale of SBA loans	259	—	259	100.0
Gain (loss) on sale of premises and equipment, net	(4)	207	(211)	(101.9)
Gain (loss) on OREO, net	(94)	159	(253)	(159.1)
Gain (loss) on securities, net	—	—	—	100.0
FDIC indemnification accretion	1,837	73	1,764	2,416.4
Other income	884	513	371	72.3

Total non-interest income	$10,040	$16,645	$(6,605)	(39.7)%

     Non-interest income excluding gains on acquisitions increased $2.7 million, or 37.3%, to $10.0 million for the three-month period ended March 31, 2011 from $7.3 million for the same period in 2010. The primary factors that resulted in this increase are new income from FDIC indemnification accretion and additional service charges and fees associated with growth from our FDIC-assisted acquisitions. Included in other income is a $308,000 gain from life insurance proceeds of a former bank director.
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
     Table 6 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2011 and 2010, as well as changes for the three-month periods ended March 31, 2011 compared to the same period in 2010.

Table 6: Non-Interest Expense

	Three Months
	Ended
	March 31,		2011 Change
	2011	2010	from 2010
	(Dollars in thousands)
Salaries and employee benefits	$11,078	$8,534	$2,544	29.8%
Occupancy and equipment	3,713	2,799	914	32.7
Data processing expense	1,285	862	423	49.1
Other operating expenses:
Advertising	998	366	632	172.7
Merger and acquisition expenses	11	1,059	(1,048)	(99.0)
Amortization of intangibles	713	479	234	48.9
Amortization of mortgage servicing rights	—	218	(218)	(100.0)
Electronic banking expense	659	477	182	38.2
Directors’ fees	185	145	40	27.6
Due from bank service charges	140	90	50	55.6
FDIC and state assessment	1,093	898	195	21.7
Insurance	371	300	71	23.7
Legal and accounting	447	388	59	15.2
Mortgage servicing expense	—	84	(84)	(100.0)
Other professional fees	413	313	100	31.9
Operating supplies	289	186	103	55.4
Postage	245	150	95	63.3
Telephone	263	138	125	90.6
Other expense	1,958	1,069	889	83.2

Total non-interest expense	$23,861	$18,555	$5,306	28.6%

     Non-interest expense increased $5.3 million, or 28.60%, to $23.9 million for the three-month period ended March 31, 2011, from $18.6 million for the same period in 2010. Excluding the merger and acquisition expenses, non-interest expense increased $6.4 million or 36.32%. This increase is primarily the result of the additional operating costs associated with the branch locations acquired from the FDIC-assisted transactions in during 2010 and the normal increase in cost of doing business. We acquired 37 branch locations since we began acquiring FDIC-assisted bank in March of 2010 closing one in 2010 and seven during the first quarter of 2011.
     Income Taxes
     The provision for income taxes decreased $268,000, or 3.82%, to $6.7 million for the three-month period ended March 31, 2011, from $7.0 million as of March 31, 2010. The effective income tax rate was 34.6% for the three-month period ended March 31, 2011, compared to 35.2% for the same period in 2010. The primary cause of this decrease is the result of our slightly lower earnings at our marginal tax rate of 39.225%.
Financial Condition as of and for the Period Ended March 31, 2011 and December 31, 2010
     Our total assets as of March 31, 2011 decreased $58.9 million, an annualized reduction of 6.34%, to $3.70 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $43.1 million, an annualized reduction of 9.23%, to $1.85 billion as of March 31, 2011, from $1.89 billion as of December 31, 2010. Stockholders’ equity increased $11.4 million to $488.3 million as of March 31, 2011, compared to $476.9 million as of December 31, 2010. The decrease in assets is primarily associated with historically low loan demand and payoffs in our legacy non-covered loan portfolio. The increase in stockholders’ equity is primarily associated with the $13.4 million of comprehensive income less the $2.2 million of dividends paid for 2011. The annualized growth in stockholders’ equity for the first three months of 2011 was 9.69%.

     Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.87 billion during the three-month period ended March 31, 2011. Non-covered loans were $1.85 billion as of March 31, 2011, compared to $1.89 billion as of December 31, 2010, an annualized decrease of 9.2%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
     The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys and southwest Florida, and are generally secured by residential or commercial real estate or business or personal property within our market areas. We have only made a limited amount of new loan originations within our central Florida and the Florida Panhandle markets entered into in 2010 as a result of our FDIC-assisted acquisitions. However, we did acquire $23.3 million of non-covered loans located in the Florida Panhandle market during our 2010 FDIC acquisitions.
     Certain credit markets have experienced difficult conditions and volatility during 2009, 2010 and the first quarter of 2011, particularly Florida. The Florida market currently is approximately 85.7% secured by real estate and 16.8% of our loan portfolio not covered by loss share.
     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31, 2011	December 31, 2010
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$787,069	$805,635
Construction/land development	351,704	348,768
Agricultural	25,760	26,798
Residential real estate loans:
Residential 1-4 family	359,714	371,381
Multifamily residential	55,987	59,319

Total real estate	1,580,234	1,611,901
Consumer	44,117	51,642
Commercial and industrial	175,969	184,014
Agricultural	18,746	16,549
Other	30,236	28,268

Loans receivable not covered by loss share	$1,849,302	$1,892,374

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

     As of March 31, 2011, non-covered commercial real estate loans totaled $1.16 billion, or 63.0% of our non-covered loan portfolio, compared to $1.18 billion, or 62.4% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial real estate loans are approximately 9.7% of our non-covered loan portfolio.
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
     As of March 31, 2011, non-covered residential real estate loans totaled $415.7 million, or 22.5% of our non-covered loan portfolio, compared to $430.7 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered residential real estate loans are approximately 4.6% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of March 31, 2011, our non-covered installment consumer loan portfolio totaled $44.1 million, or 2.4% of our total non-covered loan portfolio, compared to the $51.6 million, or 2.7% of our non-covered loan portfolio as of December 31, 2010. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Florida non-covered consumer loans are approximately 1.5% of our non-covered loan portfolio.
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
     As of March 31, 2011, non-covered commercial and industrial loans outstanding totaled $176.0 million, or 9.5% of our non-covered loan portfolio, compared to $184.0 million, or 9.7% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial and industrial loans are approximately 0.6% of our non-covered loan portfolio.

Total Loans Receivable
Table 8: Total Loans Receivable
As of March 31, 2011

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$787,069	$204,882	$991,951
Construction/land development	351,704	130,033	481,737
Agricultural	25,760	5,808	31,568
Residential real estate loans
Residential 1-4 family	359,714	176,181	535,895
Multifamily residential	55,987	9,173	65,160

Total real estate	1,580,234	526,077	2,106,311
Consumer	44,117	417	44,534
Commercial and industrial	175,969	38,798	214,767
Agricultural	18,746	—	18,746
Other	30,236	1,171	31,407

Total	$1,849,302	$566,463	$2,415,765

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

     Table 9 sets forth information with respect to our non-performing non-covered assets as of March 31, 2011 and December 31, 2010. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual non-covered loans	$33,524	$48,924
Non-covered loans past due 90 days or more (principal or interest payments)	9	578

Total non-performing non-covered loans	33,533	49,502

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	17,877	11,626
Other non-performing non-covered assets	15	77

Total other non-performing non-covered assets	17,892	11,703

Total non-performing non-covered assets	$51,425	$61,205

Allowance for loan losses to non-performing non-covered loans	159.82%	107.77%
Non-performing non-covered loans to total non-covered loans	1.81	2.62
Non-performing non-covered assets to total non-covered assets	1.78	2.08
     Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 57.4% and 52.7% of our non-performing non-covered loans as of March 31, 2011 and December 31, 2010, respectively.
     Total non-performing non-covered loans improved to $33.5 million as of March 31, 2011, compared to the $49.5 million as of December 31, 2010. As of March 31, 2011 and December 31, 2010, non-performing non-covered loans are $19.3 million and $26.1 million in the Florida market, respectively. We are reaching the end of this year’s high season in the Florida Keys, and all indications are that it will be the best season in recent history in terms of tourism. As a result, we have several Keys credits that have performed in a manner that we were able to return them onto an accruing basis in the first quarter, and this reduced our non-performing loans. In addition, through the completion of the legal process, we moved two Arkansas relationships from non-performing to non-covered foreclosed assets held for sale, which resulted in an improvement in non-performing loans.
     Since December 31, 2007, the weakened real estate market, particularly in Florida, has increased and may continue to increase our non-performing non-covered loans. While we believe our allowance for loan losses is adequate at March 31, 2011, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2011.
     Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

     In this current real estate crisis that the nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. We have not forgiven any material principal amounts on any loan modifications to date. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2011, we had $59.4 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $59.4 million in non-covered restructured loans, $43.3 million are also reported as non-covered impaired loans. Our Florida market contains $31.0 million of these non-covered restructured loans.
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
     The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The Bank continues to work with borrowers who are experiencing financial difficulties, 87.6% and 82.2% of all restructured loans are performing to the terms of the restructure as of March 31, 2011 and December 31, 2010, respectively.
     Total foreclosed assets held for sale not covered by loss share were $17.9 million as of March 31, 2011, compared to $11.6 million as of December 31, 2010, for an increase of $6.3 million. The foreclosed assets held for sale not covered by loss share are comprised of $7.1 million of assets located in Florida with the remaining $10.8 million of assets located in Arkansas. As of March 31, 2011, we have one large foreclosed housing development loan in the Florida Keys and one large development loan in Northwest Arkansas in foreclosure. During April 2011, we sold the large foreclosed housing development in the Florida Keys. The carrying value of this non-covered property was $4.0 million, and it sold for $2.8 million resulting in a $1.2 million loss for the second quarter of 2011. The large development loan in Northwest Arkansas was moved into foreclosed assets during the first quarter of 2011. The carrying value of this non-covered foreclosed property is $3.7 million. The losses on this loan were addressed during the fourth quarter of 2010. No additional charge-offs were needed when this loan was moved into foreclosed assets during the first quarter of 2011. The Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

     At March 31, 2011, total foreclosed assets held for sale were $39.0 million. Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2011.
Table 10: Total Foreclosed Assets Held For Sale

	March 31, 2011
	Not Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Commercial real estate loans
Non-farm/non-residential	$10,392	$6,809	$17,201
Construction/land development	2,960	—	2,960
Residential real estate loans
Residential 1-4 family	4,261	14,270	18,531
Multifamily residential	264	—	264

Total	$17,877	$21,079	$38,956

     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $661,000 and $534,000 for the three-month periods ended March 31, 2011 and 2010, respectively would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month period ended March 31, 2011 and 2010 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of March 31, 2011, average non-covered impaired loans were $97.3 million compared to $48.2 million as of March 31, 2010. As of March 31, 2011, non-covered impaired loans were $102.4 million, compared to $92.3 million as of December 31, 2010, for an increase of $10.1 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions. As of March 31, 2011, our Florida market accounted for $42.8 million of the non-covered impaired loans.
     We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West and Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these two transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at March 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans
     Table 11 shows the summary non-accrual loans as of March 31, 2011:
Table 11: Total Non-Accrual Loans

	March 31, 2011
	Not
	Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$5,891	$—	$5,891
Construction/land development	5,404	—	5,404
Agricultural	215	—	215
Residential real estate loans
Residential 1-4 family	12,428	—	12,428
Multifamily residential	4,920	—	4,920

Total real estate	28,858	—	28,858
Consumer	1,897	—	1,897
Commercial and industrial	2,769	—	2,769
Agricultural	—	—	—
Other	—	—	—

Total non-accrual loans	$33,524	$—	$33,524

     Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2011:
Table 12: Total Loans Accruing Past Due 90 Days or More

	March 31, 2011
	Not
	Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$—	$25,996	$25,996
Construction/land development	—	35,412	35,412
Agricultural	—	1,648	1,648
Residential real estate loans
Residential 1-4 family	2	32,357	32,359
Multifamily residential	—	—	—

Total real estate	2	95,413	95,415
Consumer	7	296	303
Commercial and industrial	—	5,203	5,203
Agricultural	—	—	—
Other	—	—	—

Total loans past due 90 days or more	$9	$100,912	$100,921

     The Company’s total past due and non-accrual covered loans to total covered loans was 17.8% as of March 31, 2011.

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
     Charge-offs and Recoveries. Total charge-offs decreased to $1.6 million for the three months ended March 31, 2011, compared to $3.7 million for the same period in 2010. Total recoveries increased to $615,000 for the three months ended March 31, 2011, compared to $497,000 for the same period in 2010. For the three months ended March 31, 2011, the net charge-offs were $157,000 and $850,000 for Arkansas and Florida, respectively. The charge-offs, recoveries and net charge-offs are reflective of the proactive stance we take on asset quality issues.

     See Note 4 “Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses” to the Consolidated Financial Statements for an analysis of the allowance for loan losses.
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
     The changes for the periods ended March 31, 2011 and December 31, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.
     Table 13 presents the allocation of allowance for loan losses as of March 31, 2011 and December 31, 2010.
Table 13: Allocation of Allowance for Loan Losses

	As of March 31, 2011		As of December 31, 2010
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$17,164	42.6%	$16,874	42.6%
Construction/land development	11,241	19.0	12,002	18.5
Agricultural	365	1.4	373	1.4
Residential real estate loans:
Residential 1-4 family	10,457	19.5	11,065	19.6
Multifamily residential	3,217	3.0	3,232	3.1

Total real estate	42,444	85.5	43,546	85.2
Consumer	1,715	2.4	815	2.7
Commercial and industrial	6,725	9.5	6,357	9.7
Agricultural	217	1.0	207	0.9
Other	—	1.6	—	1.5
Unallocated	2,490	—	2,423	—

Total	$53,591	100.0%	$53,348	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.
     Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2011, we had no held-to-maturity or trading securities.

     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $510.0 million as of March 31, 2011, compared to $469.9 million as of December 31, 2010. The estimated effective duration of our securities portfolio was 3.0 years as of March 31, 2011.
     As of March 31, 2011, $128.6 million, or 25.2%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $116.1 million, or 24.7%, of our available-for-sale securities as of December 31, 2010. To reduce our income tax burden, $158.3 million, or 31.0%, of our available-for-sale securities portfolio as of March 31, 2011, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $153.7 million, or 32.7%, of our available-for-sale securities as of December 31, 2010. Also, we had approximately $219.8 million, or 43.1%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2011, compared to $197.3 million, or 42.0%, of our available-for-sale securities as of December 31, 2010.
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
     See Note 3 “Investment Securities” to the Consolidated Financial Statements for the carrying value and fair value of investment securities.
     Deposits
     Our deposits averaged $2.92 billion for the three-month period ended March 31, 2011. Total deposits decreased $44.3 million, or a decrease of 1.5%, to $2.92 billion as of March 31, 2011, from $2.96 billion as of December 31, 2010. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of March 31, 2011 and December 31, 2010, brokered deposits were $102.3 million and $98.9 million, respectively. Included in these brokered deposits are $55.9 million and $51.3 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2011 and December 31, 2010, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2011 and 2010.
Table 14: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2011		2010
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$407,126	—%	$306,512	—%
Interest-bearing transaction accounts	982,421	0.54	686,490	0.60
Savings deposits	123,922	0.46	69,922	0.42
Time deposits:
$100,000 or more	833,392	1.18	528,190	1.96
Other time deposits	569,166	1.71	334,247	2.01

Total	$2,916,027	0.87%	$1,925,361	1.12%

     Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $4.6 million, or 6.2%, from $74.5 million as of December 31, 2010 to $69.8 million as of March 31, 2011.
     FHLB Borrowed Funds
     Our FHLB borrowed funds were $150.2 million and $177.3 million at March 31, 2011 and December 31, 2010, respectively. All of the outstanding balance for March 31, 2011 and December 31, 2010 were issued as long-term advances. Our remaining FHLB borrowing capacity was $452.5 million and $383.6 million as of March 31, 2011 and December 31, 2010, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of March 31, 2011 and December 31, 2010.
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

     The Company holds $41.2 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limits our ability to retire any of our qualifying capital. As a result, the notes previously mentioned are not currently eligible to be paid off.
     Stockholders’ Equity
     Stockholders’ equity was $488.3 million at March 31, 2011 compared to $476.9 million at December 31, 2010, an increase of 2.4%. As of March 31, 2011 and December 31, 2010 our common equity to asset ratio was 11.8% and 11.4%, respectively. Book value per common share was $15.41 at March 31, 2011 compared to $15.02 at December 31, 2010.
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
     Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.0540 and $0.0545 per share for the three-month periods ended March 31, 2011 and 2010, respectively. The common stock dividend payout ratio for the three months ended March 31, 2011 and 2010 was 12.1% and 12.0%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2011 and December 31, 2010, we met all regulatory capital adequacy requirements to which we were subject.

     Table 15 presents our risk-based capital ratios as of March 31, 2011 and December 31, 2010.
Table 15: Risk-Based Capital

	As of	As of
	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$488,325	$476,925
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(68,987)	(69,609)
Unrealized (gain) loss on available-for-sale securities	(980)	(301)

Total Tier 1 capital	461,358	450,015

Tier 2 capital
Qualifying allowance for loan losses	33,434	33,948

Total Tier 2 capital	33,434	33,948

Total risk-based capital	$494,792	$483,963

Average total assets for leverage ratio	$3,624,576	$3,703,818

Risk weighted assets	$2,654,543	$2,696,406

Ratios at end of period
Leverage ratio	12.73%	12.15%
Tier 1 risk-based capital	17.38	16.69
Total risk-based capital	18.64	17.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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
     Non-GAAP Financial Measurements
     We had $70.4 million, $71.1 million, and $60.0 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2011, December 31, 2010 and March 31, 2010, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted cash earnings per share, tangible book value per common share, cash return on average assets, cash return on average tangible common equity and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 16 through 20, respectively. Per share amounts have been adjusted for the stock dividend which occurred in June of 2010.

Table 16: Diluted Cash Earnings Per Share

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
GAAP net income available to common stockholders	$12,046	$12,211
Intangible amortization after-tax	433	291

Cash earnings available to common stockholders	$12,479	$12,502

GAAP diluted earnings per common share	$0.42	$0.43
Intangible amortization after-tax	0.02	0.01

Diluted cash earnings per common share	$0.44	$0.44

Table 17: Tangible Book Value Per Share

	As of	As of
	March 31, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.41	$15.02
Tangible book value per common share: (A-C-D)/B	12.93	12.52

(A) Total common equity	$438,823	$427,469
(B) Common shares outstanding	28,483	28,452
(C) Goodwill	59,663	59,663
(D) Core deposit and other intangibles	10,734	11,447
Table 18: Cash Return on Average Assets

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Return on average assets: A/C	1.40%	1.90%
Cash return on average assets: B/(C-D)	1.47	1.98

(A) Net income available to all stockholders	$12,716	$12,881
Intangible amortization after-tax	433	291

(B) Cash earnings	$13,149	$13,172

(C) Average assets	$3,693,563	$2,754,147
(D) Average goodwill, core deposits and other intangible assets	70,742	58,078

Table 19: Cash Return on Average Tangible Common Equity

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Return on average common equity: A/C	11.35%	11.84%
Return on average tangible common equity: B/(C-D)	14.07	14.07

(A) Net income available to common stockholders	$12,046	$12,211
(B) Cash earnings available to common stockholders	12,479	12,502
(C) Average common equity	430,465	418,375
(D) Average goodwill, core deposits and other intangible assets	70,742	58,078
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Equity to assets: B/A	13.18%	12.68%
Common equity to assets: C/A	11.85	11.36
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	10.14	9.65

(A) Total assets	$3,703,780	$3,762,646
(B) Total equity	488,325	476,925
(C) Total common equity	438,823	427,469
(D) Goodwill	59,663	59,663
(E) Core deposit and other intangibles	10,734	11,447
Recently Issued Accounting Pronouncements
     See Note 18 to the Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2011, our cash and cash equivalents were $260.0 million, or 7.0% of total assets, compared to $287.5 million, or 7.6% of total assets, as of December 31, 2010. Our investment securities and federal funds sold were $511.2 million as of March 31, 2011 and $497.7 million as of December 31, 2010.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $12.5 million on an unsecured basis as of March 31, 2011 and December 31, 2010. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $150.2 million and $177.3 million at March 31, 2011 and December 31, 2010, respectively. All of the outstanding balances were issued as long-term advances. Our FHLB borrowing capacity was $452.5 million and $383.6 million as of March 31, 2011 and December 31, 2010.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of March 31, 2011 was asset sensitive with a one-year cumulative repricing gap of 9.4%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2011.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total

			(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$201,834	$—	$—	$—	$—	$—	$—	$201,834
Federal funds sold	1,175	—	—	—	—	—	—	1,175
Investment securities	28,369	8,981	20,836	50,971	74,004	121,309	205,549	510,019
Loans receivable	614,013	262,182	263,053	407,671	422,696	327,269	65,290	2,362,174

Total earning assets	845,391	271,163	283,889	458,642	496,700	448,578	270,839	3,075,202

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	39,937	80,224	120,336	240,672	210,553	210,552	210,674	1,112,948
Time deposits	169,992	233,842	270,104	317,971	251,910	113,419	100	1,357,338
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	59,358	—	—	—	1,397	4,190	4,889	69,834
FHLB borrowed funds	16	128	7,249	191	12,274	60,756	69,633	150,247
Subordinated debentures	25,773	—	—	3,093	—	—	15,465	44,331

Total interest- bearing liabilities	295,076	314,194	397,689	561,927	476,134	388,917	300,761	2,734,698

Interest rate sensitivity gap	$550,315	$(43,031)	$(113,800)	$(103,285)	$20,566	$59,661	$(29,922)	$340,504

Cumulative interest rate sensitivity gap	$550,315	$507,284	$393,484	$290,199	$310,765	$370,426	$340,504
Cumulative rate sensitive assets to rate sensitive liabilities	286.5%	183.3%	139.1%	118.5%	115.2%	115.2%	112.5%
Cumulative gap as a % of total earning assets	17.9%	16.5%	12.8%	9.4%	10.1%	12.0%	11.1%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II: OTHER INFORMATION
Item 1. Legal Proceedings
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.
Item 1A. Risk Factors
     There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2010. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
HOME BANCSHARES, INC.
(Registrant)

Date: May 6, 2011	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 6, 2011	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer