Form 10-Q
period 2011-06-30
HOME BANCSHARES INC
filed 2011-08-09
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011
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
Common Stock Issued and Outstanding: 28,504,089 shares as of August 1, 2011.

HOME BANCSHARES, INC.
FORM 10-Q
June 30, 2011
INDEX

Page No.
Part I: Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets — June 30, 2011 (Unaudited) and December 31, 2010	4
Consolidated Statements of Income (Unaudited)— Three and six months ended June 30, 2011 and 2010	5
Consolidated Statements of Stockholders’ Equity (Unaudited)— Six months ended June 30, 2011 and 2010	6-7
Consolidated Statements of Cash Flows (Unaudited) — Six months ended June 30, 2011 and 2010	8
Condensed Notes to Consolidated Financial Statements (Unaudited)	9-35
Report of Independent Registered Public Accounting Firm	36
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37-69
Item 3. Quantitative and Qualitative Disclosures About Market Risk	69-71
Item 4. Controls and Procedures	72
Part II: Other Information
Item 1. Legal Proceedings	72
Item1A. Risk Factors	72
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3. Defaults Upon Senior Securities	72
Item 4. (Reserved)	72
Item 5. Other Information	73
Item 6. Exhibits	73
Signatures	74
EX-12.1
EX-15
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$48,207	$49,927
Interest-bearing deposits with other banks	231,667	237,605

Cash and cash equivalents	279,874	287,532
Federal funds sold	7,595	27,848
Investment securities — available for sale	541,534	469,864
Loans receivable not covered by loss share	1,812,718	1,892,374
Loans receivable covered by FDIC loss share	548,236	575,776
Allowance for loan losses	(56,784)	(53,348)

Loans receivable, net	2,304,170	2,414,802
Bank premises and equipment, net	90,128	81,939
Foreclosed assets held for sale not covered by loss share	19,855	11,626
Foreclosed assets held for sale covered by FDIC loss share	21,941	21,568
FDIC indemnification asset	211,383	227,258
Cash value of life insurance	52,101	51,970
Accrued interest receivable	12,338	16,176
Deferred tax asset, net	22,265	18,586
Goodwill	59,663	59,663
Core deposit and other intangibles	10,030	11,447
Other assets	61,592	62,367

Total assets	$3,694,469	$3,762,646

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$462,275	$392,622
Savings and interest-bearing transaction accounts	1,122,034	1,108,309
Time deposits	1,315,484	1,460,867

Total deposits	2,899,793	2,961,798
Securities sold under agreements to repurchase	65,632	74,459
FHLB borrowed funds	150,124	177,270
Accrued interest payable and other liabilities	30,140	27,863
Subordinated debentures	44,331	44,331

Total liabilities	3,190,020	3,285,721

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at June 30, 2011 and December 31, 2010	49,547	49,456
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,496,414 in 2011 and 28,452,411 in 2010	285	285
Capital surplus	433,306	432,962
Retained earnings (deficit)	15,766	(6,079)
Accumulated other comprehensive income	5,545	301

Total stockholders’ equity	504,449	476,925

Total liabilities and stockholders’ equity	$3,694,469	$3,762,646

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2011	2010	2011	2010
		(Unaudited)
Interest income:
Loans	$39,690	$33,136	$78,645	$63,002
Investment securities
Taxable	2,204	1,935	4,364	3,562
Tax-exempt	1,543	1,500	3,071	2,979
Deposits — other banks	142	81	247	166
Federal funds sold	1	5	8	10

Total interest income	43,580	36,657	86,335	69,719

Interest expense:
Interest on deposits	5,986	5,872	12,246	11,167
FHLB borrowed funds	1,227	2,082	2,518	4,259
Securities sold under agreements to repurchase	125	118	264	212
Subordinated debentures	543	600	1,081	1,197

Total interest expense	7,881	8,672	16,109	16,835

Net interest income	35,699	27,985	70,226	52,884
Provision for loan losses	—	3,750	1,250	6,850

Net interest income after provision for loan losses	35,699	24,235	68,976	46,034

Non-interest income:
Service charges on deposit accounts	3,639	3,583	6,790	6,724
Other service charges and fees	2,602	1,899	4,886	3,537
Mortgage lending income	661	650	1,306	1,062
Mortgage servicing income	—	154	—	314
Insurance commissions	470	309	1,077	656
Income from title services	110	148	201	255
Increase in cash value of life insurance	287	348	526	776
Dividends from FHLB, FRB & bankers’ bank	181	142	322	268
Gain on acquisitions	—	—	—	9,334
Gain on sale of SBA loans	—	18	259	18
Gain (loss) on sale of premises and equipment, net	77	12	73	219
Gain (loss) on OREO, net	(1,007)	(404)	(1,101)	(245)
Gain (loss) on securities, net	—	—	—	—
FDIC indemnification asset	1,463	663	3,300	736
Other income	644	698	1,528	1,211

Total non-interest income	9,127	8,220	19,167	24,865

Non-interest expense:
Salaries and employee benefits	10,680	9,080	21,758	17,614
Occupancy and equipment	3,648	2,973	7,361	5,772
Data processing expense	1,137	954	2,422	1,816
Other operating expenses	8,391	5,983	16,176	12,343

Total non-interest expense	23,856	18,990	47,717	37,545

Income before income taxes	20,970	13,465	40,426	33,354
Income tax expense	7,424	4,508	14,164	11,516

Net income available to all stockholders	13,546	8,957	26,262	21,838
Preferred stock dividends and accretion of discount on preferred stock	670	670	1,340	1,340

Net income available to common stockholders	$12,876	$8,287	$24,922	$20,498

Basic earnings per common share	$0.46	$0.29	$0.88	$0.72

Diluted earnings per common share	$0.45	$0.29	$0.87	$0.72

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Six Months Ended June 30, 2011 and 2010

					Accumulated
				Retained	Other
	Preferred	Common	Capital	Earnings	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Total

Balance at January 1, 2010	$49,275	$257	$363,519	$51,746	$176	$464,973
Comprehensive income:
Net income	—	—	—	21,838	—	21,838
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $2,173	—	—	—	—	3,367	3,367

Comprehensive income						25,205
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 66,205 shares of common stock from exercise of stock options	—	1	659	—	—	660
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	342	—	—	342
Share-based compensation	—	—	272	—	—	272
Cash dividends — Preferred Stock - 5%	—	—	—	(1,249)	—	(1,249)
Cash dividends — Common Stock, $0.1085 per share	—	—	—	(3,088)	—	(3,088)
Stock dividend — Common Stock - 10%	—	25	66,540	(66,576)	—	(11)

Balances at June 30, 2010 (unaudited)	49,366	283	431,343	2,580	3,543	487,115
Comprehensive income:
Net income	—	—	—	(4,247)	—	(4,247)
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $(2,093)	—	—	—	—	(3,242)	(3,242)

Comprehensive income						(7,489)
Accretion of discount on preferred stock	90	—	—	(90)	—	—
Net issuance of 108,693 shares of common stock from exercise of stock options	—	2	893	—	—	895
Disgorgement of profits	—	—	—	—	—	—
Tax benefit from stock options exercised	—	—	622	—	—	622
Share-based compensation	—	—	104	—	—	104
Cash dividends — Preferred stock - 5%	—	—	—	(1,251)	—	(1,251)
Cash dividends — Common Stock, $0.108 per share	—	—	—	(3,071)	—	(3,071)

Balances at December 31, 2010	49,456	285	432,962	(6,079)	301	476,925
See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Six Months Ended June 30, 2011 and 2010

					Accumulated
				Retained	Other
	Preferred	Common	Capital	Earnings	Comprehensive
(In thousands, except share data)	Stock	Stock	Surplus	(Deficit)	Income (Loss)	Total

Comprehensive income:
Net income	—	—	—	26,262	—	26,262
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $3,386	—	—	—	—	5,244	5,244

Comprehensive income						31,506
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 11,847 shares of common stock from exercise of stock options	—	—	97	—	—	97
Tax benefit from stock options exercised	—	—	66	—	—	66
Share-based compensation	—	—	181	—	—	181
Cash dividends — Preferred stock - 5%	—	—	—	(1,249)	—	(1,249)
Cash dividends — Common Stock, $0.108 per share	—	—	—	(3,077)	—	(3,077)

Balances at June 30, 2011 (unaudited)	$49,547	$285	$433,306	$15,766	$5,545	$504,449

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended June 30,
(In thousands)	2011	2010
	(Unaudited)
Operating Activities
Net income	$26,262	$21,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,307	2,605
Amortization/(accretion)	(48)	1,165
Share-based compensation	181	272
Tax benefits from stock options exercised	(66)	(342)
(Gain) loss on assets	720	(54)
Gain on acquisitions	—	(9,334)
Provision for loan losses	1,250	6,850
Deferred income tax effect	(7,065)	2,952
Increase in cash value of life insurance	(526)	(776)
Originations of mortgage loans held for sale	(48,968)	(54,144)
Proceeds from sales of mortgage loans held for sale	58,966	53,403
Changes in assets and liabilities:
Accrued interest receivable	3,838	66
Other assets	19,953	7,798
Accrued interest payable and other liabilities	(7,038)	4,293

Net cash provided by (used in) operating activities	50,766	36,592

Investing Activities
Net (increase) decrease in federal funds sold	20,253	6,174
Net (increase) decrease in loans net, excluding loans acquired	69,950	(20,653)
Purchases of investment securities — available for sale	(144,039)	(65,041)
Proceeds from maturities of investment securities — available for sale	79,164	76,028
Proceeds from foreclosed assets held for sale	15,207	13,294
Proceeds from sale of SBA loans	4,524	268
Sale of mortgage servicing portfolio	—	225
Purchases of premises and equipment, net	(2,042)	(6,846)
Death benefits received	700	1,585
Net cash proceeds received in FDIC-assisted acquisitions	—	71,652

Net cash provided by (used in) investing activities	43,717	76,686

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(62,005)	(44,134)
Net increase (decrease) in securities sold under agreements to repurchase	(8,827)	869
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(27,146)	(51,954)
Proceeds from exercise of stock options	97	660
Disgorgement of profits	—	11
Tax benefits from stock options exercised	66	342
Dividends paid on preferred stock	(1,249)	(1,249)
Dividends paid on common stock	(3,077)	(3,099)

Net cash provided by (used in) financing activities	(102,141)	(98,554)

Net change in cash and cash equivalents	(7,658)	14,724
Cash and cash equivalents — beginning of year	287,532	173,490

Cash and cash equivalents — end of period	$279,874	$188,214

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1: Nature of Operations and Summary of Significant Accounting Policies
     Nature of Operations
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
     Reclassifications
     Various items within the accompanying consolidated financial statements for previous years have been reclassified to provide more comparative information. These reclassifications had no effect on net income or stockholders’ equity.

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
     Loans considered impaired, under FASB ASC 310-10-35 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
     Trouble Debt Restructurings
     The Company accounts for troubled debt restructurings (TDRs) using ASC Topic 310-40, Troubled Debt Restructurings by Creditors. Restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Common concessions granted to borrowers include interest rate and/or term modifications. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

     A loan modification does not result in a TDR unless the borrower is in financial difficulty and a concession has been granted. In determining whether a concession has been granted, the Company takes into account the extent to which the nature and amount of any additional collateral or guarantees received as part of the modifications do not serve as adequate compensation for other terms of the restructuring. If the additional collateral or guarantees received adequately compensate the Company for the concessions granted, the loan is not classified as a TDR.
     Interim financial information
     The accompanying unaudited consolidated financial statements as of June 30, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Net income available to common stockholders	$12,876	$8,287	$24,922	$20,498

Average shares outstanding	28,491	28,320	28,480	28,299
Effect of common stock options	199	266	203	255

Diluted shares outstanding	28,690	28,586	28,683	28,554

Basic earnings per common share	$0.46	$0.29	$0.88	$0.72
Diluted earnings per common share	$0.45	$0.29	$0.87	$0.72
     A warrant to purchase 158,471.50 shares of common stock at $23.664 was outstanding at June 30, 2011 and 2010. These shares of common stock were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the common shares.
2: Business Combinations
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
3: Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	June 30, 2011
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$243,733	$2,303	$(125)	$245,911
Mortgage-backed securities	123,528	3,401	(112)	126,817
State and political subdivisions	157,083	4,009	(334)	160,758
Other securities	8,065	51	(68)	8,048

Total	$532,409	$9,764	$(639)	$541,534

	December 31, 2010
	Available for Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
		(In thousands)
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

     Assets, principally investment securities, having a carrying value of approximately $336.2 million and $268.0 million at June 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $65.6 million and $74.5 million at June 30, 2011 and December 31, 2010, respectively.
     During the three-month and six-month periods ended June 30, 2011 and 2010, no available for sale securities were sold.
     The amortized cost and estimated fair value of securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$203,791	$205,793
Due after one year through five years	236,343	240,515
Due after five years through ten years	62,892	64,901
Due after ten years	29,383	30,325

Total	$532,409	$541,534

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

     For the period ended June 30, 2011, the Company had $210,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 82.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. government-sponsored enterprises	$30,458	$(125)	$—	$—	$30,458	$(125)
Mortgage-backed securities	15,101	(112)	—	—	15,101	(112)
State and political subdivisions	14,208	(192)	4,578	(142)	18,786	(334)
Other securities	120	—	2,574	(68)	2,694	(68)

Total	$59,887	$(429)	$7,152	$(210)	$67,039	$(639)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
			(In thousands)
U.S. government-sponsored enterprises	$126,862	$(1,932)	$—	$—	$126,862	$(1,932)
Mortgage-backed securities	27,427	(300)	—	—	27,427	(300)
State and political subdivisions	57,272	(1,970)	4,069	(487)	61,341	(2,457)
Other securities	—	—	2,667	(71)	2,667	(71)

Total	$211,561	$(4,202)	$6,736	$(558)	$218,297	$(4,760)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$754,251	$805,635
Construction/land development	363,310	348,768
Agricultural	26,826	26,798
Residential real estate loans
Residential 1-4 family	348,402	371,381
Multifamily residential	48,803	59,319

Total real estate	1,541,592	1,611,901
Consumer	42,662	51,642
Commercial and industrial	173,285	184,014
Agricultural	25,929	16,549
Other	29,250	28,268

Loans receivable not covered by loss share	$1,812,718	$1,892,374

     The following tables present the balance in the allowance for loan losses for the three-month and six-month periods ended June 30, 2011, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of June 30, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2011
		Other
	Construction	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
			(In thousands)
Allowance for loan losses:
Beginning balance	$11,241	$17,529	$13,674	$6,725	$1,932	$2,490	$53,591
Loans charged off	(228)	(4)	(755)	(58)	(515)	—	(1,560)
Recoveries of loans previously charged off	4	73	18	4,459	199	—	4,753

Net loans recovered (charged off)	(224)	69	(737)	4,401	(316)	—	3,193
Provision for loan losses	301	1,543	1,387	(4,007)	834	(58)	—

Balance, June 30	$11,318	$19,141	$14,324	$7,119	$2,450	$2,432	$56,784

	Six Months Ended June 30, 2011
		Other
	Construction	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(231)	(20)	(784)	(152)	(1,995)	—	(3,182)
Recoveries of loans previously charged off	6	163	248	4,616	335	—	5,368

Net loans recovered (charged off)	(225)	143	(536)	4,464	(1,660)	—	2,186
Provision for loan losses	(459)	1,751	563	(3,702)	3,088	9	1,250

Balance, June 30	$11,318	$19,141	$14,324	$7,119	$2,450	$2,432	$56,784

	As of June 30, 2011
		Other
	Construction	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total

Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$7,441	$13,160	$10,404	$4,011	$1,484	$—	$36,500
Loans collectively evaluated for impairment	3,877	5,981	3,920	3,108	966	2,432	20,284

Balance, June 30	$11,318	$19,141	$14,324	$7,119	$2,450	$2,432	$56,784

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,692	$78,291	$28,921	$14,303	$2,836	$—	$146,043
Loans collectively evaluated for impairment	341,618	702,786	368,284	158,982	95,005	—	1,666,675

Balance, June 30	$363,310	$781,077	$397,205	$173,285	$97,841	$—	$1,812,718

As of June 30, 2011, no loans acquired with deteriorated credit quality have required a provision for loan loss.

     The following tables present the balance in the allowance for loan losses for the year ended December 31, 2010, and the recorded investment in allowance for loan losses and loans based on portfolio segment by impairment method as of December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	As of December 31, 2010
		Other
	Construction	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Beginning balance	$9,624	$13,568	$11,348	$6,067	$1,984	$377	$42,968
Loans charged off	(951)	(856)	(2,749)	1,636	(1,580)	—	(7,772)
Recoveries of loans previously charged off	54	784	383	26	321	—	1,568

Net loans recovered (charged off)	(897)	(72)	(2,366)	(1,610)	(1,259)	—	(6,204)
Provision for loan losses	1,479	(395)	5,262	325	486	(307)	6,850

Balance, June 30	10,206	13,101	14,244	4,782	1,211	70	43,614
Loans charged off	(9,323)	(15,849)	(7,982)	(22,591)	(936)	—	(56,681)
Recoveries of loans previously charged off	1	84	109	24	197	—	415

Net loans recovered (charged off)	(9,322)	(15,765)	(7,873)	(22,567)	(739)	—	(56,266)
Provision for loan losses	11,118	19,911	7,926	24,142	550	2,353	66,000

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$7,602	$9,912	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	4,400	7,335	4,454	3,732	584	2,423	22,928

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,556	$69,010	$35,077	$16,939	$1,136	$—	$147,718
Loans collectively evaluated for impairment	323,212	763,423	395,623	167,075	95,323	—	1,744,656

Balance, end of year	$348,768	$832,433	$430,700	$184,014	$96,459	$—	$1,892,374

As of December 31, 2010, no loans acquired with deteriorated credit quality have required a provision for loan loss.

     The following is an aging analysis for the non-covered loan portfolio as of June 30, 2011 and December 31, 2010:

	June 30, 2011
							Accruing
			Loans				Loans
	Loans	Loans	Past Due				Past Due
	Past Due	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-59 Days	60-89 Days	or More	Past Due	Loans	Receivable	or More
			(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,059	$240	$7,375	$8,674	$745,577	$754,251	$494
Construction/land development	5,253	3,277	4,509	13,039	350,271	363,310	832
Agricultural	—	—	948	948	25,878	26,826	—
Residential real estate loans
Residential 1-4 family	1,915	1,860	14,345	18,120	330,282	348,402	25
Multifamily residential	—	2,912	—	2,912	45,891	48,803	—

Total real estate	8,227	8,289	27,177	43,693	1,497,899	1,541,592	1,351
Consumer	1,247	345	2,177	3,769	38,893	42,662	105
Commercial and industrial	87	147	1,824	2,058	171,227	173,285	—
Agricultural and other	253	—	51	304	54,875	55,179	—

Total	$9,814	$8,781	$31,229	$49,824	$1,762,894	$1,812,718	$1,456

	December 31, 2010
							Accruing
			Loans				Loans
	Loans	Loans	Past Due				Past Due
	Past Due	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-59 Days	60-89 Days	or More	Past Due	Loans	Receivable	or More
			(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,903	$4,833	$16,535	$23,271	$782,338	$805,635	$—
Construction/land development	5,055	—	6,809	11,864	336,904	348,768	1
Agricultural	—	—	220	220	26,578	26,798	—
Residential real estate loans
Residential 1-4 family	1,513	2,354	16,530	20,397	350,984	371,381	535
Multifamily residential	—	2,887	5,122	8,009	51,310	59,319	—

Total real estate	8,471	10,074	45,216	63,787	1,548,114	1,611,901	536
Consumer	154	60	1,342	1,556	50,086	51,642	34
Commercial and industrial	283	395	2,943	3,621	180,393	184,014	8
Agricultural and other	156	20	1	177	44,666	44,817	—

Total	$9,064	$10,549	$49,502	$69,115	$1,823,259	$1,892,374	$578

     Non-accruing loans not covered by loss share at June 30, 2011 and December 31, 2010 were $29.8 million and $48.9 million, respectively.
     The Company did not sell any of the guaranteed portions of SBA loans during the three-month month period ended June 30, 2011. During the six-month period ended June 30, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000. The Company sold $250,000 of the guaranteed portions of SBA loans during the three-month and six-month periods ended June 30, 2010, resulting in a gain of $18,000.

     Mortgage loans held for sale of approximately $4.0 million and $14.0 million at June 30, 2011 and December 31, 2010, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2011 and December 31, 2010 were not material.
     The following is a summary of the non-covered impaired loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011
				Three Months Ended		Six Months Ended
			Allocation
	Unpaid Contractual	Total Recorded	of Allowance for	Average Recorded	Interest	Average Recorded	Interest
	Principal Balance	Investment	Loan Losses	Investment	Recognized	Investment	Recognized
				(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$77,692	$45,900	$12,761	$43,787	$611	$41,486	$1,173
Construction/land development	21,692	18,397	7,441	18,779	253	18,280	511
Agricultural	598	598	399	598	—	598	10
Residential real estate loans
Residential 1-4 family	21,416	20,980	7,100	20,272	175	19,653	327
Multifamily residential	7,505	7,505	3,304	7,390	101	7,344	282

Total real estate	128,903	93,380	31,005	90,826	1,140	87,361	2,203
Consumer	2,546	2,067	1,484	1,653	17	1,321	27
Commercial and industrial	14,303	12,645	4,011	12,760	197	12,243	388
Agricultural and other	—	—	—	—	—	—	—

Total	$145,752	$108,092	$36,500	$105,239	$1,354	$100,925	$2,618

	December 31, 2010
			Allocation
	Unpaid Contractual	Total Recorded	of Allowance for	Average Recorded	Interest
	Principal Balance	Investment	Loan Losses	Investment	Recognized
			(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$36,884	$9,697	$18,366	$1,922
Construction/land development	19,617	17,282	7,602	14,272	823
Agricultural	598	598	215	120	40
Residential real estate loans
Residential 1-4 family	20,894	18,416	6,884	17,137	602
Multifamily residential	7,251	7,251	2,959	5,149	325

Total real estate	88,438	80,431	27,357	55,044	3,712
Consumer	658	658	438	799	—
Commercial and industrial	11,284	11,208	2,625	6,218	749
Agricultural and other	—	—	—	—	—

Total	$100,380	$92,297	$30,420	$62,061	$4,461

     All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses. Interest recognized on non-covered impaired loans during the six months ended June 30, 2011 and 2010 was approximately $2.6 million and $1.2 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.
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
     The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,460	$2	$—	$31,462
Construction/land development	8,377	—	—	8,377
Agricultural	948	—	—	948
Residential real estate loans
Residential 1-4 family	22,342	179	—	22,521
Multifamily residential	6,058	—	—	6,058

Total real estate	69,185	181	—	69,366
Consumer	2,594	—	—	2,594
Commercial and industrial	3,359	56	—	3,415
Agricultural and other	107	—	—	107

Total	$75,245	$237	$—	$75,482

	December 31, 2010
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Total
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,806	$5,483	$—	$37,289
Construction/land development	11,665	934	—	12,599
Agricultural	994	—	—	994
Residential real estate loans
Residential 1-4 family	23,801	740	—	24,541
Multifamily residential	11,170	—	—	11,170

Total real estate	79,436	7,157	—	86,593
Consumer	1,350	—	—	1,350
Commercial and industrial	3,588	55	—	3,643
Agricultural	1	2	—	3
Other	143	—	—	143

Total	$84,518	$7,214	$—	$91,732

     Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. All loans over $250,000 that are rated 5 or worse are individually assessed for impairment on a quarterly basis. Loans rated 6 — 8 that fall under the threshold amount are not individually tested for impairment and therefore are not included in impaired loans; (2) Of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.
     The following is a presentation of non-covered loans by class and risk rating as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Risk	Risk	Risk	Risk	Risk	Classified
	Rated 1	Rated 2	Rated 3	Rated 4	Rated 5	Total	Total
				(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$399	$18	$388,438	$283,794	$50,140	$31,462	$754,251
Construction/land development	58	—	81,365	256,816	16,694	8,377	363,310
Agricultural	—	—	7,323	18,555	—	948	26,826
Residential real estate loans
Residential 1-4 family	289	—	215,191	99,894	10,507	22,521	348,402
Multifamily residential	—	—	24,734	16,318	1,693	6,058	48,803

Total real estate	746	18	717,051	675,377	79,034	69,366	1,541,592
Consumer	8,808	883	20,763	8,124	1,490	2,594	42,662
Commercial and industrial	7,749	389	76,606	71,817	13,309	3,415	173,285
Agricultural and other	170	1,518	33,271	19,787	326	107	55,179

Total	$17,473	$2,808	$847,691	$775,105	$94,159	$75,482	$1,812,718

				December 31, 2010
	Risk	Risk	Risk	Risk	Risk	Classified
	Rated 1	Rated 2	Rated 3	Rated 4	Rated 5	Total	Total
				(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$22	$440,989	$292,391	$34,545	$37,289	$805,635
Construction/land development	16	—	74,887	244,133	17,133	12,599	348,768
Agricultural	—	—	19,315	6,196	293	994	26,798
Residential real estate loans
Residential 1-4 family	245	12	242,036	92,998	11,549	24,541	371,381
Multifamily residential	—	—	28,539	17,915	1,695	11,170	59,319

Total real estate	660	34	805,767	653,633	65,215	86,593	1,611,901
Consumer	14,355	3,093	15,233	17,360	252	1,350	51,642
Commercial and industrial	7,967	668	81,012	75,138	15,586	3,643	184,014
Agricultural and other	144	1,270	36,028	7,223	5	146	44,817

Total	$23,125	$5,065	$938,040	$753,354	$81,058	$91,732	$1,892,374

     The following is a presentation of non-covered TDR’s by class as of June 30, 2011:

	June 30, 2011
					Rate
	Number	Pre-Modification	Rate	Term	& Term	Post-Modification
	of Loans	Outstanding Balance	Modification	Modification	Modification	Outstanding Balance
			(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	28	$40,408	$26,465	$4,083	$5,767	$36,315
Construction/land development	14	25,573	12,354	1,343	3,712	17,409
Residential real estate loans
Residential 1-4 family	14	7,138	3,502	125	773	4,400
Multifamily residential	2	4,586	4,605	—	—	4,605

Total real estate	58	77,705	46,926	5,551	10,252	62,729
Commercial and industrial	4	517	158	—	178	336

Total	62	$78,222	$47,084	$5,551	$10,430	$63,065

     The following is a presentation of non-covered TDR’s not in compliance with the modified terms:

	June 30, 2011
	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	4	$2,703
Construction/land development	5	3,426
Residential real estate loans
Residential 1-4 family	5	1,817
Multifamily residential	—	—

Total real estate	14	7,946
Commercial and industrial	1	53

Total	15	$7,999

5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2011 and December 31, 2010 for the Company’s FDIC-assisted transactions:

	June 30,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$198,005	$208,678
Construction/land development	128,015	127,340
Agricultural	4,108	5,454
Residential real estate loans
Residential 1-4 family	166,136	180,914
Multifamily residential	9,113	9,176

Total real estate	505,377	531,562
Consumer	510	498
Commercial and industrial	41,423	42,443
Agricultural	—	63
Other	926	1,210

Loans receivable covered by FDIC loss share (1)	$548,236	$575,776

(1)	These loans were not classified as nonperforming assets at June 30, 2011 and December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended June 30, 2011 for the Company’s FDIC-assisted acquisitions.

		Carrying Amount of
	Accretable Yield	Loans
	(In thousands)
Balance at beginning of period	$86,712	$575,776
Reforecasted future interest payments for loan pools	15,184	—
Income accreted	(19,456)	19,456
Payments received, gross	—	(46,996)

Balance at end of period	$82,440	$548,236

     Loan pools in the Old Southern and Key West acquisitions were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $15.2 million. This updated forecast does not change the expected weighted average yields on the loan pools. No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at June 30, 2011.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $769.6 million and $845.2 million at June 30, 2011 and December 31, 2010, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.1 million for the three months ended June 30, 2011 and 2010. Interest expense applicable to certificates in excess of $100,000 totaled $6.4 million and $5.5 million for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and December 31, 2010, brokered deposits were $115.5 million and $98.9 million, respectively.
     Deposits totaling approximately $228.5 million and $267.6 million at June 30, 2011 and December 31, 2010, respectively, were public funds obtained primarily from state and political subdivisions in the United States.
7: Securities Sold Under Agreements to Repurchase
     At June 30, 2011 and December 31, 2010, securities sold under agreements to repurchase totaled $65.6 million and $74.5 million, respectively. For the three month periods ended June 30, 2011 and June 30, 2010, securities sold under agreements to repurchase daily weighted average totaled $68.2 million and $60.8 million, respectively. For the six month periods ended June 30, 2011 and June 30, 2010, securities sold under agreements to repurchase daily weighted average totaled $69.6 million and $57.3 million, respectively.

8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $150.1 million and $177.3 million at June 30, 2011 and December 31, 2010, respectively. All of the outstanding balance at June 30, 2011 and December 31, 2010 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 5.076% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Additionally, the Company had $178.5 million and $179.1 million at June 30, 2011 and December 31, 2010, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2011 and December 31, 2010, respectively.
9: Income Taxes
     The following is a summary of the components of the provision for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(In thousands)
Current:
Federal	$8,762	$4,045	$17,782	$7,187
State	1,821	732	3,447	1,377

Total current	10,583	4,777	21,229	8,564

Deferred:
Federal	(2,530)	(260)	(5,894)	2,460
State	(629)	(9)	(1,171)	492

Total deferred	(3,159)	(269)	(7,065)	2,952

Provision for income taxes	$7,424	$4,508	$14,164	$11,516

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.89)	(4.30)	(2.99)	(3.44)
Cash value of life insurance	(0.48)	(0.90)	(0.46)	(0.82)
State income taxes, net of federal benefit	3.70	3.49	3.66	3.64
Other	0.07	0.19	(0.17)	0.15

Effective income tax rate	35.40%	33.48%	35.04%	34.53%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$22,300	$20,879
Deferred compensation	1,051	1,742
Stock options	338	324
Real estate owned	5,564	7,041
Loan discounts	63,319	62,269
Tax basis premium/discount on acquisitions	14,611	14,682
Deposits	606	1,163
Other	6,488	6,206

Gross deferred tax assets	114,277	114,306

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,943	2,341
Unrealized gain on securities	3,580	194
Core deposit intangibles	1,629	2,101
Indemnification asset	82,915	89,142
FHLB dividends	873	867
Other	1,072	1,075

Gross deferred tax liabilities	92,012	95,720

Net deferred tax assets	$22,265	$18,586

10: Common Stock and Compensation Plans
     During the first quarter of 2011, the Company granted 24,156 shares of restricted common stock. The restricted shares will vest equally each year over three years beginning on the first anniversary of the grant. Of the 24,156 shares of restricted stock granted, 19,906 shares are also limited by the 2009 agreement between the Company and the United States Department of Treasury (the Treasury). This Treasury agreement has additional provisions concerning the transferability of the shares and the continuation of performing substantial services for the Company. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock in July 2011 which the Company issued to the Treasury this limitation has been removed. The amount of annual pre-tax expense during 2011 through 2013 associated with the issuance of this restricted stock will be approximately $172,000 per year.

11: Non-Interest Expense
     The table below shows the components of non-interest expense for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Salaries and employee benefits	$10,680	$9,080	$21,758	$17,614
Occupancy and equipment	3,648	2,973	7,361	5,772
Data processing expense	1,137	954	2,422	1,816
Other operating expenses:
Advertising	1,015	453	2,013	819
Merger expenses	—	258	11	1,317
Amortization of intangibles	704	583	1,417	1,062
Amortization of mortgage servicing rights	—	218	—	436
Electronic banking expense	697	496	1,356	973
Directors’ fees	179	181	364	326
Due from bank service charges	119	103	259	193
FDIC and state assessment	1,058	986	2,151	1,884
Insurance	408	296	779	596
Legal and accounting	462	356	909	744
Mortgage servicing expense	—	76	—	160
Other professional fees	569	368	982	681
Operating supplies	322	207	611	393
Postage	242	164	487	314
Telephone	259	152	522	290
Other expense	2,357	1,086	4,315	2,155

Total other operating expenses	8,391	5,983	16,176	12,343

Total non-interest expense	$23,856	$18,990	$47,717	$37,545

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
     Although the Company has a diversified loan portfolio, at June 30, 2011 and December 31, 2010, non-covered commercial real estate loans represented 63.1% and 62.4% of gross non-covered loans and 226.9% and 247.7% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 21.9% and 22.8% of gross non-covered loans and 78.7% and 90.3% of total stockholders’ equity at June 30, 2011 and December 31, 2010, respectively.
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
     At June 30, 2011 and December 31, 2010, commitments to extend credit of $280.0 million and $257.9 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2011 and December 31, 2010, is $18.0 million and $18.7 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

15: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2010 and the first six months of 2011, the Company did not request any dividends from its banking subsidiary. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock and the related common stock warrant in July 2011 for approximately $51.7 million, the Company anticipates it will begin requesting a dividend equal to 75% of the current year earnings from its banking subsidiary.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2011, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 13.03%, 17.94%, and 19.20%, respectively, as of June 30, 2011.
16: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three-month and six-month periods ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands)
Interest paid	$8,109	$8,921	$16,612	$17,294
Income taxes paid	7,500	3,400	15,350	7,350
Assets acquired by foreclosure	12,131	3,693	25,247	6,873
FDIC-assisted acquisition fixed assets acquired yet to have a cash settlement	—	—	9,381	—
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

     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of June 30, 2011, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is probable. Non-covered impaired loans, net of specific allowance, were $71.6 million and $61.9 million as of June 30, 2011 and December 31, 2010, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $200,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2011.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $19.9 million and $11.6 million, respectively.
Fair Values of Financial Instruments
     The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these notes:
     Cash and cash equivalents and federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
     Loans receivable not covered by loss share, net of non-covered impaired loans and allowance — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics.
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

	June 30, 2011
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$279,874	$279,874
Federal funds sold	7,595	7,595
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,684,342	1,665,273
Loans receivable covered by FDIC loss share	548,236	548,236
FDIC indemnification asset	211,383	211,383
Accrued interest receivable	12,338	12,338

Financial liabilities:
Deposits:
Demand and non-interest bearing	$462,275	$462,275
Savings and interest-bearing transaction accounts	1,122,034	1,122,034
Time deposits	1,315,484	1,319,260
Securities sold under agreements to repurchase	65,632	65,632
FHLB and other borrowed funds	150,124	154,060
Accrued interest payable	2,501	2,501
Subordinated debentures	44,331	47,761

	December 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,532	$287,532
Federal funds sold	27,848	27,848
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,777,149	1,770,147
Loans receivable covered by FDIC loss share	575,776	575,776
FDIC indemnification asset	227,258	227,258
Accrued interest receivable	16,176	16,176

Financial liabilities:
Deposits:
Demand and non-interest bearing	$392,622	$392,622
Savings and interest-bearing transaction accounts	1,108,309	1,108,309
Time deposits	1,460,867	1,463,922
Securities sold under agreements to repurchase	74,459	74,459
FHLB and other borrowed funds	177,270	179,851
Accrued interest payable	3,004	3,004
Subordinated debentures	44,331	48,162

18: Recent Accounting Pronouncements
     In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. The Company adopted the period end disclosures provisions of the new authoritative guidance under ASC Topic 310 in the reporting period ending December 31, 2010. Adoption of the new guidance did not have an impact on the Company’s statements of income and financial condition. The Company adopted the disclosures provisions of the new authoritative guidance about activity that occurs during a reporting period on January 1, 2011; the adoption did not have an impact on the Company’s statements of income and financial condition. The disclosures related to loans modified in a troubled debt restructuring were effective for the reporting periods ending after June 15, 2011. The Company adopted the troubled debt restructuring disclosures during the quarter ended June 30, 2011 and the adoption had no impact on the Company’s statements of income and financial condition.
     In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 amended prior guidance to provide assistance in determining whether a modification of the terms of a receivable meets the definition of a troubled debt restructuring. The new authoritative guidance provides clarification for evaluating whether a concession has been granted and whether a debtor is experiencing financial difficulties. The new authoritative guidance was effective for the reporting periods after June 15, 2011 and was applied retrospectively to restructurings occurring on or after January 1, 2011. Adoption of the new guidance had no significant impact on the Company’s statements of income and financial condition.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.
19. Subsequent Events
     On July 6, 2011, the Company repurchased all 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued by the Company to the Treasury in January 2009 in connection with the Company’s participation in the Treasury’s TARP Capital Purchase Program (CPP). The Series A preferred shares were repurchased by the Company pursuant to a letter agreement between the Treasury and the Company, dated July 6, 2011, for a total repurchase price of approximately $50.4 million, including $354,167 in dividends accrued since the Company’s last quarterly dividend payment to the Treasury. This repurchase is expected to decrease the Company’s leverage and total risk-based capital ratios by approximately 120 and 180 basis points, respectively. After repurchase of the Series A preferred shares, the Company’s leverage and total risk-based capital ratios will continue to exceed the threshold required to remain “well-capitalized” under federal regulation.
     On July 27, 2011, the Company repurchased the common stock purchase warrant (Warrant) issued by the Company to the Treasury on January 16, 2009 in connection with the Company’s participation in the Treasury’s TARP CPP. The Warrant was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company, for a total repurchase price of approximately $1.3 million. Prior to its repurchase, the Warrant allowed the Treasury to purchase up to 158,471.50 shares of the Company’s common stock at an exercise price of $23.664 per share. The repurchase price was based on the fair market value of the Warrant as agreed upon by the Company and the Treasury. With the repurchase of the Warrant, the Company has redeemed all of the securities it issued to the Treasury in connection with its participation in the CPP.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of June 30, 2011 and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and June 30, 2010 and condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
August 9, 2011

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of June 30, 2011, we had, on a consolidated basis, total assets of $3.69 billion, loans receivable of $2.36 billion, total deposits of $2.90 billion, and stockholders’ equity of $504.4 million.
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
Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per
	share data)
Total assets	$3,694,469	$3,038,889	$3,694,469	$3,038,889
Loans receivable not covered by loss share	1,812,718	1,965,489	1,812,718	1,965,489
Loans receivable covered by FDIC loss share	548,236	218,283	548,236	218,283
Total deposits	2,899,793	2,186,492	2,899,793	2,186,492
Total stockholders’ equity	504,449	487,115	504,449	487,115
Net income	13,546	8,957	26,262	21,838
Net income available to common stockholders	12,876	8,287	24,922	20,498
Basic earnings per common share	0.46	0.29	0.88	0.72
Diluted earnings per common share	0.45	0.29	0.87	0.72
Diluted earnings per common share excluding intangible amortization (1)	0.46	0.30	0.90	0.74
Annualized net interest margin — FTE	4.69%	4.30%	4.65%	4.28%
Efficiency ratio	50.39	49.39	50.54	45.68
Annualized return on average assets	1.47	1.17	1.43	1.51
Annualized return on average common equity	11.64	7.69	11.50	9.72

(1)	See Table 16 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview
  Results of Operations for Three Months Ended June 30, 2011 and 2010
     Our net income increased 51.2% to $13.5 million for the three-month period ended June 30, 2011, from $9.0 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.45 and $0.29 for the three-month periods ended June 30, 2011 and 2010, respectively. The $4.6 million increase in net income is primarily associated with the $7.7 million of additional net interest income resulting from our six FDIC-assisted acquisitions plus a 39 basis point increase in net interest margin combined with new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.
     Our annualized return on average assets was 1.47% for the three months ended June 30, 2011, compared to 1.17% for the same period in 2010. Our annualized return on average common equity was 11.64% for the three months ended June 30, 2011, compared to 7.69% for the same period in 2010, respectively. The improvements in our ratios from 2010 to 2011 are consistent with the previously discussed changes in earnings for the three months ended June 30, 2011, compared to the same period in 2010.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.69% for the three months ended June 30, 2011, compared to 4.30% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the three months ended the effective yield on non-covered loans and covered loans was 6.60% and 6.95%, respectively.
     Our efficiency ratio was 50.39% for the three months ended June 30, 2011, compared to 49.39% for the same period in 2010. While we were able to improve net interest income and improve our net interest margin by 39 basis points the lack of progress in our ratio from 2010 to 2011 primarily resulted from the cost increases associated with our newly acquired FDIC-assisted branches.
  Results of Operations for Six Months Ended June 30, 2011 and 2010
     Our net income increased 20.3% to $26.3 million for the six-month period ended June 30, 2011, from $21.8 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.87 and $0.72 for the six-month periods ended June 30, 2011 and 2010, respectively. During the first six months of 2010, the Company acquired Old Southern Bank and Key West Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $1.3 million of merger and acquisition expenses for the first six months of 2010. Excluding the financial impact of these two items, the Company would have reported $17.0 million or $0.59 diluted earnings per share for the first six months of 2010. Excluding these items, our net income increased $9.3 million or 54.8% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with an improvement in net interest margin plus new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.
     Our annualized return on average assets was 1.43% for the six months ended June 30, 2011, compared to 1.51% for the same period in 2010. Our annualized return on average common equity was 11.50% for the six months ended June 30, 2011, compared to 9.72% for the same period in 2010, respectively. Excluding the financial impact of the net acquisition gains for the first six months of 2010; our annualized return on average assets and annualized return on average common equity was 1.18% and 7.41%, respectively. This reflects an improvement in our ratios from 2010 to 2011 consistent with the previously discussed changes in earnings for the six months ended June 30, 2011, compared to the same period in 2010.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the six months ended June 30, 2011, compared to 4.28% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the six months ended the effective yield on non-covered loans and covered loans was 6.49% and 6.93%, respectively.

     Our efficiency ratio was 50.54% for the six months ended June 30, 2011, compared to 45.68% for the same period in 2010. Excluding the financial impact of the net acquisition gains for the first six months of 2010; our efficiency ratio was 49.86%. While we were able to improve net interest income and improve our net interest margin by 37 basis points the lack of progress in our ratio from 2010 to 2011 primarily resulted from the cost increases associated with our newly acquired FDIC-assisted branches.
  Financial Condition as of and for the Period Ended June 30, 2011 and December 31, 2010
     Our total assets as of June 30, 2011 decreased $68.2 million, an annualized reduction of 3.65%, to $3.69 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $79.7 million, an annualized reduction of 8.49%, to $1.81 billion as of June 30, 2011, from $1.89 billion as of December 31, 2010. Stockholders’ equity increased $27.5 million to $504.4 million as of June 30, 2011, compared to $476.9 million as of December 31, 2010. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $31.5 million of comprehensive income less the $4.3 million of dividends paid for 2011. The annualized growth in stockholders’ equity for the first six months of 2011 was 11.6%.
     As of June 30, 2011, our non-performing non-covered loans decreased to $31.2 million, or 1.72%, of total non-covered loans from $49.5 million, or 2.62%, of total non-covered loans as of December 31, 2010. The allowance for loan losses as a percent of non-performing loans increased to 181.83% as of June 30, 2011, compared to 107.77% as of December 31, 2010. Non-performing non-covered loans in Arkansas were $10.0 million at June 30, 2011 compared to $23.4 million as of December 31, 2010. Non-performing non-covered loans in Florida were $21.2 million at June 30, 2011 compared to $26.1 million as of December 31, 2010.
     As of June 30, 2011, our non-performing non-covered assets improved to $51.1 million, or 1.75%, of total non-covered assets from $61.2 million, or 2.08%, of total non-covered assets as of December 31, 2010. Non-performing non-covered assets in Arkansas were $26.3 million at June 30, 2011 compared to $28.7 million as of December 31, 2010. Non-performing non-covered assets in Florida were $24.8 million at June 30, 2011 compared to $32.5 million as of December 31, 2010.
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
     Loans considered impaired, under FASB ASC 310-10-35 (formerly SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures), are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
     During 2010, Centennial Bank entered into six loss sharing agreements with the FDIC. Through these six transactions, the Company has added a net total of thirty-six branch locations in Florida. These branch locations include one in the Florida Keys, six in the Greater Orlando MSA, and twenty-nine in the Florida Panhandle, which contains seven locations in the Panama City MSA and ten locations in the Tallahassee MSA. Additionally, one legacy branch in Duck Key was closed during the fourth quarter of 2010.
     During our FDIC-assisted acquisitions, the Company initially kept open all branch locations of the failed institutions. Upon acquisition, the Company has 90 days to determine its desire not to retain certain branch locations and an additional 90 days to complete the branch closure. The Company has subsequently evaluated all of the branch locations acquired from the FDIC-assisted acquisitions. As a result of the evaluation process for cost saving opportunities as part of our aspirations to maximize efficiencies, the Company notified the FDIC of its desire not to acquire certain branch locations. During the first quarter of 2011, the Company completed seven strategic branch closures. These include one branch in Port St. Joe and one grocery store branch in each of the Crawfordville and Blountstown locations. The remaining four strategic branch closures during the first quarter are branches associated with the acquisition of Gulf State Community Bank in 2010. The Company completed one additional branch closure during the second quarter associated with the Gulf State acquisition. The Company believes it has the appropriate infrastructure to service its acquired customer base with the branches retained.
Results of Operations
     For Three and Six Months Ended June 30, 2011 and 2010
     Our net income increased 51.2% to $13.5 million for the three-month period ended June 30, 2011, from $9.0 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.45 and $0.29 for the three-month periods ended June 30, 2011 and 2010, respectively. The $4.6 million increase in net income is primarily associated with the $7.7 million of additional net interest income resulting from our six FDIC-assisted acquisitions plus a 39 basis point increase in net interest margin combined with new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.
     Our net income increased 20.3% to $26.3 million for the six-month period ended June 30, 2011, from $21.8 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.87 and $0.72 for the six-month periods ended June 30, 2011 and 2010, respectively. During the first six months of 2010, the Company acquired Old Southern Bank and Key West Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $1.1 million of merger and acquisition expenses for the first six months of 2010. Excluding the financial impact of these two items, the Company would have reported $16.8 million or $0.59 diluted earnings per share for the first six months of 2010. Excluding these items, our net income increased $9.5 million or 56.2% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with an improvement in net interest margin plus new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.
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
     Net interest income on a fully taxable equivalent basis increased $7.8 million, or 26.7%, to $36.8 million for the three-month period ended June 30, 2011, from $29.1 million for the same period in 2010. This increase in net interest income was the result of a $7.0 million increase in interest income combined with a $791,000 decrease in interest expense. The $7.0 million increase in interest income was primarily the result of a higher level of earning assets combine with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $4.5 million, while the repricing of our earning assets resulted in a $2.5 million increase in interest income for the three-month period ended June 30, 2011. The $791,000 decrease in interest expense for the three-month period ended June 30, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.7 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $904,000.
     Net interest income on a fully taxable equivalent basis increased $17.5 million, or 31.7%, to $72.5 million for the six-month period ended June 30, 2011, from $55.0 million for the same period in 2010. This increase in net interest income was the result of a $16.7 million increase in interest income combined with a $726,000 decrease in interest expense. The $16.7 million increase in interest income was primarily the result of a higher level of earning assets combine with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $12.9 million, while the repricing of our earning assets resulted in a $3.9 million increase in interest income for the six-month period ended June 30, 2011. The $726,000 decrease in interest expense for the six-month period ended June 30, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $3.5 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $2.7 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.69% and 4.65% for the three and six months ended June 30, 2011 compared to 4.30% and 4.28% for the same periods in 2010, respectively. The Company has worked diligently to improve pricing on the loan portfolio and interest bearing deposits during this lower rate environment. Our ability to improve pricing plus the growth associated with our FDIC-assisted acquisitions allowed the Company to expand net interest margin. For the second quarter of 2011, the effective yield on non-covered loans and covered loans was 6.60% and 6.95%, respectively. For the six months ended the effective yield on non-covered loans and covered loans was 6.49% and 6.93%, respectively.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2011 and 2010, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2011, compared to the same period in 2010.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Interest income	$43,580	$36,657	$86,335	$69,719
Fully taxable equivalent adjustment	1,117	1,067	2,225	2,117

Interest income — fully taxable equivalent	44,697	37,724	88,560	71,836
Interest expense	7,881	8,672	16,109	16,835

Net interest income — fully taxable equivalent	$36,816	$29,052	$72,451	$55,001

Yield on earning assets — fully taxable equivalent	5.69%	5.58%	5.68%	5.59%
Cost of interest-bearing liabilities	1.15	1.57	1.18	1.62
Net interest spread — fully taxable equivalent	4.54	4.01	4.50	3.97
Net interest margin — fully taxable equivalent	4.69	4.30	4.65	4.28
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2011 vs. 2010	2011 v. 2010
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$4,505	$12,856
Increase (decrease) in interest income due to change in earning asset yields	2,468	3,868
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(904)	(2,725)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,695	3,451

Increase (decrease) in net interest income	$7,764	$17,450

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2011 and 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
			(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$234,497	$142	0.24%	$155,563	$81	0.21%
Federal funds sold	2,030	1	0.20	5,948	5	0.34
Investment securities — taxable	374,163	2,204	2.36	222,483	1,934	3.49
Investment securities — non-taxable	148,566	2,500	6.75	137,420	2,427	7.08
Loans receivable	2,391,825	39,850	6.68	2,188,297	33,277	6.10

Total interest-earning assets	3,151,081	44,697	5.69	2,709,711	37,724	5.58

Non-earning assets	552,445			348,243

Total assets	$3,703,526			$3,057,954

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities Savings and interest-bearing transaction accounts	$1,127,525	$1,384	0.49%	$861,757	$1,305	0.61%
Time deposits	1,348,513	4,602	1.37	1,004,269	4,567	1.82

Total interest-bearing deposits	2,476,038	5,986	0.97	1,866,026	5,872	1.26
Federal funds purchased	—	—	0.00	32	—	0.00
Securities sold under agreement to repurchase	68,235	125	0.73	60,803	118	0.78
FHLB borrowed funds	150,154	1,227	3.28	243,544	2,082	3.43
Subordinated debentures	44,331	543	4.91	47,453	600	5.07

Total interest-bearing liabilities	2,738,758	7,881	1.15	2,217,858	8,672	1.57

Non-interest bearing liabilities
Non-interest bearing deposits	441,371			338,208
Other liabilities	30,256			20,070

Total liabilities	3,210,385			2,576,136
Stockholders’ equity	493,141			481,818

Total liabilities and stockholders’ equity	$3,703,526			$3,057,954

Net interest spread			4.54%			4.01%
Net interest income and margin		$36,816	4.69%		$29,052	4.30%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$209,761	$247	0.24%	$148,294	$166	0.23%
Federal funds sold	9,196	8	0.18	6,650	10	0.30
Investment securities — taxable	356,646	4,364	2.47	208,482	3,562	3.45
Investment securities — non-taxable	151,397	4,974	6.63	137,774	4,814	7.05
Loans receivable	2,415,199	78,967	6.59	2,091,764	63,284	6.10

Total interest-earning assets	3,142,199	88,560	5.68	2,592,964	71,836	5.59

Non-earning assets	556,363			313,912

Total assets	$3,698,562			$2,906,876

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities Savings and interest-bearing transaction accounts	$1,116,993	$2,831	0.51%	$809,666	$2,389	0.60%
Time deposits	1,375,386	9,415	1.38	933,745	8,778	1.90

Total interest-bearing deposits	2,492,379	12,246	0.99	1,743,411	11,167	1.29
Federal funds purchased	—	—	0.00	38	—	0.00
Securities sold under agreement to repurchase	69,638	264	0.76	57,319	212	0.75
FHLB borrowed funds	154,641	2,518	3.28	245,518	4,259	3.50
Subordinated debentures	44,331	1,081	4.92	47,464	1,197	5.09

Total interest-bearing liabilities	2,760,989	16,109	1.18	2,093,750	16,835	1.62

Non-interest bearing liabilities
Non-interest bearing deposits	424,343			322,157
Other liabilities	26,654			16,192

Total liabilities	3,211,986			2,432,099
Stockholders’ equity	486,576			474,777

Total liabilities and stockholders’ equity	$3,698,562			$2,906,876

Net interest spread			4.50%			3.97%
Net interest income and margin		$72,451	4.65%		$55,001	4.28%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2011 compared to the same period in 2010, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2011 over 2010			2011 over 2010
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
			(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$46	$15	$61	$72	$9	$81
Federal funds sold	(2)	(2)	(4)	3	(5)	(2)
Investment securities — taxable	1,029	(759)	270	2,018	(1,216)	802
Investment securities — non-taxable	191	(118)	73	459	(299)	160
Loans receivable	3,241	3,332	6,573	10,304	5,379	15,683

Total interest income	4,505	2,468	6,973	12,856	3,868	16,724

Interest expense:
Interest-bearing transaction and savings deposits	355	(276)	79	814	(372)	442
Time deposits	1,340	(1,305)	35	3,435	(2,798)	637
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	14	(7)	7	47	5	52
FHLB borrowed funds	(767)	(88)	(855)	(1,494)	(247)	(1,741)
Subordinated debentures	(38)	(19)	(57)	(77)	(39)	(116)

Total interest expense	904	(1,695)	(791)	2,725	(3,451)	(726)

Increase (decrease) in net interest income	$3,601	$4,163	$7,764	$10,131	$7,319	$17,450

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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the each year at $29.9 million, $39.9 million and $49.5 million for 2008, 2009 and 2010, respectively. As of June 30, 2011, non-performing non-covered loans has improved downward to $31.2 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. No provision was recorded for the three-month period ended June 30, 2011, compared to $3.8 million recorded during the same period in 2010. Our provision for loan losses decreased $5.6 million, or 81.8% to $1.3 million for the six-month period ended June 30, 2011, from $6.9 million for the same period in 2010. The net loans recovered for the three-month period ended June 30, 2011 were $3.2 million compared to net loans charged off of $3.0 million for the same period in 2010. The net loans recovered for the six-month period ended June 30, 2011 were $2.2 million compared to net loans charged off of $6.2 million for the same period in 2010. The decreased provision for loan loss is a result of the Company being in a net recovery position for the three-month and six-month periods ended June 30, 2011 versus a net charge-off position during 2010. The net recoveries were approximately $3.5 million for Arkansas and net charge-offs were approximately $322,000 for Florida for the three-months ended June 30, 2011. The net recoveries were approximately $3.4 million for Arkansas and net charge-offs were approximately $1.2 million for Florida for the six-months ended June 30, 2011.
Non-Interest Income
     Total non-interest income was $9.1 million and $19.2 million for the three-month and six-month periods ended June 30, 2011 compared to $8.2 million and $24.9 million for the same periods in 2010, respectively. Excluding the gain on acquisitions during the first six months of 2010, non-interest income was $15.5 million for the six-month period ended June 30, 2010. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

     Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2011 and 2010, respectively, as well as changes for the three-month and six-month periods ended June 30, 2011 compared to the same period in 2010.
Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2011 Change		June 30,		2011 Change
	2011	2010	from 2010		2011	2010	from 2010
	(Dollars in thousands)
Service charges on deposit accounts	$3,639	$3,583	$56	1.6%	$6,790	$6,724	$66	1.0%
Other service charges and fees	2,602	1,899	703	37.0	4,886	3,537	1,349	38.1
Mortgage lending income	661	650	11	1.7	1,306	1,062	244	23.0
Mortgage servicing income	—	154	(154)	(100.0)	—	314	(314)	(100.0)
Insurance commissions	470	309	161	52.1	1,077	656	421	64.2
Income from title services	110	148	(38)	(25.7)	201	255	(54)	(21.2)
Increase in cash value of life insurance	287	348	(61)	(17.5)	526	776	(250)	(32.2)
Dividends from FHLB, FRB & bankers’ bank	181	142	39	27.5	322	268	54	20.1
Gain on acquisitions	—	—	—	0.0	—	9,334	(9,334)	100.0
Gain on sale of SBA loans	—	18	(18)	(100.0)	259	18	241	1,338.9
Gain (loss) on sale of premises and equipment, net	77	12	65	541.7	73	219	(146)	(66.7)
Gain (loss) on OREO, net	(1,007)	(404)	(603)	149.3	(1,101)	(245)	(856)	349.4
Gain (loss) on securities, net	—	—	—	0.0	—	—	—	0.0
FDIC indemnification accretion	1,463	663	800	120.7	3,300	736	2,564	348.4
Other income	644	698	(54)	(7.7)	1,528	1,211	317	26.2

Total non-interest income	$9,127	$8,220	$907	11.0%	$19,167	$24,865	$(5,698)	(22.9)%

     Non-interest income increased $907 million, or 11.0%, to $9.1 million for the three-month period ended June 30, 2011 from $8.2 million for the same period in 2010. The primary factors that resulted in this increase are new income from FDIC indemnification accretion and additional service charges and fees associated with growth from our FDIC-assisted acquisitions offset by loss on other real estate owned.
     Non-interest income excluding gains on acquisitions increased $3.6 million, or 23.4%, to $19.2 million for the six-month period ended June 30, 2011 from $15.5 million for the same period in 2010. The primary factors that resulted in this increase are new income from FDIC indemnification accretion and additional service charges and fees associated with growth from our FDIC-assisted acquisitions offset by loss on other real estate owned. Included in other income is a first quarter 2011 $308,000 gain from life insurance proceeds of a former bank director.
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
     Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2011 and 2010, as well as changes for the three-month and six-month periods ended June 30, 2011 compared to the same period in 2010.

Table 6: Non-Interest Expense

	Three Months				Six Months
	Ended				Ended
	June 30,		2011 Change		June 30,		2011 Change
	2011	2010	from 2010		2011	2010	from 2010
	(Dollars in thousands)
Salaries and employee benefits	$10,680	$9,080	$1,600	17.6%	$21,758	$17,614	$4,144	23.5%
Occupancy and equipment	3,648	2,973	675	22.7	7,361	5,772	1,589	27.5
Data processing expense	1,137	954	183	19.2	2,422	1,816	606	33.4
Other operating expenses:
Advertising	1,015	453	562	124.1	2,013	819	1,194	145.8
Merger and acquisition expenses	—	258	(258)	(100.0)	11	1,317	(1,306)	(99.2)
Amortization of intangibles	704	583	121	20.8	1,417	1,062	355	33.4
Amortization of mortgage servicing rights	—	218	(218)	(100.0)	—	436	(436)	(100.0)
Electronic banking expense	697	496	201	40.5	1,356	973	383	39.4
Directors’ fees	179	181	(2)	(1.1)	364	326	38	11.7
Due from bank service charges	119	103	16	15.5	259	193	66	34.2
FDIC and state assessment	1,058	986	72	7.3	2,151	1,884	267	14.2
Insurance	408	296	112	37.8	779	596	183	30.7
Legal and accounting	462	356	106	29.8	909	744	165	22.2
Mortgage servicing expense	—	76	(76)	(100.0)	—	160	(160)	(100.0)
Other professional fees	569	368	201	54.6	982	681	301	44.2
Operating supplies	322	207	115	55.6	611	393	218	55.5
Postage	242	164	78	47.6	487	314	173	55.1
Telephone	259	152	107	70.4	522	290	232	80.0
Other expense	2,357	1,086	1,271	117.0	4,315	2,155	2,160	100.2

Total non-interest expense	$23,856	$18,990	$4,866	25.6%	$47,717	$37,545	$10,172	27.1%

     Non-interest expense increased $4.9 million, or 25.6%, to $23.9 million for the three-month period ended June 30, 2011, from $19.0 million for the same period in 2010. Non-interest expense increased $10.2 million, or 27.1%, to $47.7 million for the six-month period ended June 30, 2011, from $37.5 million for the same period in 2010. Excluding the merger and acquisition expenses, non-interest expense increased $11.5 million or 31.7%. This increase is primarily the result of the additional operating costs associated with the branch locations acquired from the FDIC-assisted transactions in during 2010 and the normal increase in cost of doing business. We acquired 37 branch locations since we began acquiring FDIC-assisted bank in March of 2010 closing one in 2010 and eight during the first six months of 2011.
Income Taxes
     The provision for income taxes increased $2.9 million, or 64.7%, to $7.4 million for the three-month period ended June 30, 2011, from $4.5 million as of June 30, 2010. The provision for income taxes increased $2.6 million, or 23.0%, to $14.2 million for the six-month period ended June 30, 2011, from $11.5 million as of June 30, 2010. The effective income tax rate was 35.40% and 35.04% for the three-month and six-month periods ended June 30, 2011, compared to 33.48% and 34.53% for the same periods in 2010. The primary cause of this increase is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2011 and December 31, 2010
     Our total assets as of June 30, 2011 decreased $68.2 million, an annualized reduction of 3.65%, to $3.69 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $79.7 million, an annualized reduction of 8.49%, to $1.81 billion as of June 30, 2011, from $1.89 billion as of December 31, 2010. Stockholders’ equity increased $27.5 million to $504.4 million as of June 30, 2011, compared to $476.9 million as of December 31, 2010. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $31.5 million of comprehensive income less the $4.3 million of dividends paid for 2011. The annualized growth in stockholders’ equity for the first six months of 2011 was 11.6%.
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.83 billion and $1.85 billion during the three-month and six-month periods ended June 30, 2011. Non-covered loans were $1.81 billion as of June 30, 2011, compared to $1.89 billion as of December 31, 2010, an annualized decrease of 8.48%. The slow down in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2009, 2010 and the first six months of 2011, particularly Florida. The Florida market currently is approximately 86.6% secured by real estate and 16.8% of our loan portfolio not covered by loss share.
     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2011	December 31, 2010
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$754,251	$805,635
Construction/land development	363,310	348,768
Agricultural	26,826	26,798
Residential real estate loans:
Residential 1-4 family	348,402	371,381
Multifamily residential	48,803	59,319

Total real estate	1,541,592	1,611,901
Consumer	42,662	51,642
Commercial and industrial	173,285	184,014
Agricultural	25,929	16,549
Other	29,250	28,268

Loans receivable not covered by loss share	$1,812,718	$1,892,374

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
     As of June 30, 2011, non-covered commercial real estate loans totaled $1.14 billion, or 63.1% of our non-covered loan portfolio, compared to $1.18 billion, or 62.4% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial real estate loans are approximately 9.9% of our non-covered loan portfolio.
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
     As of June 30, 2011, non-covered residential real estate loans totaled $397.2 million, or 21.9% of our non-covered loan portfolio, compared to $430.7 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered residential real estate loans are approximately 4.6% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.
     As of June 30, 2011, our non-covered installment consumer loan portfolio totaled $42.7 million, or 2.4% of our total non-covered loan portfolio, compared to the $51.6 million, or 2.7% of our non-covered loan portfolio as of December 31, 2010. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Florida non-covered consumer loans are approximately 1.4% of our non-covered loan portfolio.
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
     As of June 30, 2011, non-covered commercial and industrial loans outstanding totaled $173.3 million, or 9.6% of our non-covered loan portfolio, compared to $184.0 million, or 9.7% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial and industrial loans are approximately 0.5% of our non-covered loan portfolio.

Total Loans Receivable
Table 8: Total Loans Receivable
As of June 30, 2011

	Loans	Loans
	Receivable Not	Receivable	Total
	Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$754,251	$198,005	$952,256
Construction/land development	363,310	128,015	491,325
Agricultural	26,826	4,108	30,934
Residential real estate loans
Residential 1-4 family	348,402	166,136	514,538
Multifamily residential	48,803	9,113	57,916

Total real estate	1,541,592	505,377	2,046,969
Consumer	42,662	510	43,172
Commercial and industrial	173,285	41,423	214,708
Agricultural	25,929	—	25,929
Other	29,250	926	30,176

Total	$1,812,718	$548,236	$2,360,954

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

     Table 9 sets forth information with respect to our non-performing non-covered assets as of June 30, 2011 and December 31, 2010. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual non-covered loans	$29,773	$48,924
Non-covered loans past due 90 days or more (principal or interest payments)	1,456	578

Total non-performing non-covered loans	31,229	49,502

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	19,855	11,626
Other non-performing non-covered assets	9	77

Total other non-performing non-covered assets	19,864	11,703

Total non-performing non-covered assets	$51,093	$61,205

Allowance for loan losses to non-performing non-covered loans	181.83%	107.77%
Non-performing non-covered loans to total non-covered loans	1.72	2.62
Non-performing non-covered assets to total non-covered assets	1.75	2.08
     Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 68.14% and 52.7% of our non-performing non-covered loans as of June 30, 2011 and December 31, 2010, respectively.
     Total non-performing non-covered loans improved to $31.2 million as of June 30, 2011, compared to the $49.5 million as of December 31, 2010. As of June 30, 2011 and December 31, 2010, non-performing non-covered loans are $21.3 million and $26.1 million in the Florida market, respectively.
     We have reached the end of the high season in the Florida Keys, and it was the best season in recent history in terms of tourism. As a result, we had several Keys credits that have performed in a manner that we were able to return them onto an accruing basis in the first quarter, and this reduced our non-performing loans. In addition, through the completion of the legal process, we moved two Arkansas relationships in the first quarter from non-performing to non-covered foreclosed assets held for sale. We experienced continued improvement in non-performing loans and non-performing assets in the second quarter of 2011.
     While we believe our allowance for loan losses is adequate at June 30, 2011, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2011.
     Restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Common concessions granted to borrowers include interest rate and/or term modifications. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

     A loan modification does not result in a TDR unless the borrower is in financial difficulty and a concession has been granted. In determining whether a concession has been granted, the Company takes into account the extent to which the nature and amount of any additional collateral or guarantees received as part of the modifications do not serve as adequate compensation for other terms of the restructuring. If the additional collateral or guarantees received adequately compensate the Company for the concessions granted, the loan is not classified as a TDR.
     In this current real estate crisis that the nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2011, we had $55.1 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Of the $55.1 million in non-covered restructured loans, $43.1 million are also reported as non-covered impaired loans. Our Florida market contains $26.4 million of these non-covered restructured loans.
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
     The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The Bank continues to work with borrowers who are experiencing financial difficulties, 87.3% and 82.2% of all restructured loans are performing to the terms of the restructure as of June 30, 2011 and December 31, 2010, respectively.
     Total foreclosed assets held for sale not covered by loss share were $19.9 million as of June 30, 2011, compared to $11.6 million as of December 31, 2010, for an increase of $8.2 million. The foreclosed assets held for sale not covered by loss share are comprised of $3.5 million of assets located in Florida with the remaining $16.4 million of assets located in Arkansas. During 2011, we have only had three large foreclosed properties greater than $1.0 million. We had one large foreclosed housing development loan in the Florida Keys and currently have one large development loan in Northwest Arkansas in foreclosure and one large multi-family property in Central Arkansas.
     During April 2011, we sold the large foreclosed housing development in the Florida Keys. The carrying value of this non-covered property was $4.0 million, and it sold for $2.8 million resulting in a $1.2 million loss for the second quarter of 2011.
     The large development loan in Northwest Arkansas was moved into foreclosed assets during the first quarter of 2011. The carrying value of this non-covered foreclosed property is $3.7 million. During the second quarter of 2011, we added a multi-family property in Central Arkansas into foreclosed assets. The carrying value of this property is $3.7 million. The losses on these loans were addressed during the fourth quarter of 2010. No additional charge-offs were needed when these loans were moved into foreclosed assets during 2011. The Company does not currently anticipate any additional losses on these properties. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

     At June 30, 2011, total foreclosed assets held for sale were $19.9 million. Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2011.
Table 10: Total Foreclosed Assets Held For Sale

	June 30, 2011
	Not Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,910	$7,331	$14,241
Construction/land development	4,633	4,629	9,262
Agriculture	—	599	599
Residential real estate loans
Residential 1-4 family	3,563	9,382	12,945
Multifamily residential	4,749	—	4,749

Total	$19,855	$21,941	$41,796

     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $527,000 and $541,000 for the three-month periods ended June 30, 2011 and 2010, respectively and $1.3 million and $1.1 million for the six-month periods ended June 30, 2011 and 2010, respectively would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and six-month periods ended June 30, 2011 and 2010 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2011, average non-covered impaired loans were $100.9 million compared to $51.5 million as of June 30, 2010. As of June 30, 2011, non-covered impaired loans were $108.1 million, compared to $92.3 million as of December 31, 2010, for an increase of $15.8 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions, particularly in the fourth quarter of 2010. As of June 30, 2011, our Florida market accounted for $47.6 million of the non-covered impaired loans.
     We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West and Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these six transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at June 30, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans
     Table 11 shows the summary non-accrual loans as of June 30, 2011:
Table 11: Total Non-Accrual Loans

	June 30, 2011
	Not	Covered
	Covered by	by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$6,881	$—	$6,881
Construction/land development	3,677	—	3,677
Agricultural	948	—	948
Residential real estate loans
Residential 1-4 family	14,320	—	14,320
Multifamily residential	—	—	—

Total real estate	25,826	—	25,826
Consumer	2,072	—	2,072
Commercial and industrial	1,824	—	1,824
Agricultural	—	—	—
Other	51	—	51

Total non-accrual loans	$29,773	$—	$29,773

     Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2011:
Table 12: Total Loans Accruing Past Due 90 Days or More

	June 30, 2011
	Not	Covered by
	Covered by	FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$494	$32,718	$33,212
Construction/land development	832	57,916	58,748
Agricultural	—	—	—
Residential real estate loans
Residential 1-4 family	25	38,640	38,665
Multifamily residential	—	—	—

Total real estate	1,351	129,274	130,625
Consumer	105	291	396
Commercial and industrial	—	6,183	6,183
Agricultural	—	—	—
Other	—	—	—

Total loans past due 90 days or more	$1,456	$135,748	$137,204

     The Company’s total past due and non-accrual covered loans to total covered loans was 24.8% as of June 30, 2011.

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
     Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. The majority of the Company's impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loans. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses, and if necessary, adjustments are made to the specific allocation provided for a particular loan.
     For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order a new appraisal for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower's repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment analysis tab of the allowance for loan losses worksheet. If it is determined that a new appraisal is required, it is ordered and will be taken into consideration during the next completion of the impairment analysis.
      Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history and subject the loan to examination by our internal loan review. If the loan is over $1.0 million, our policy requires an annual credit review. In addition, we update all financial information and calculate the global repayment ability of the borrower/guarantors.
      In estimating the net realizable value of the collateral, management may deem it appropriate to discount the appraisal based on the applicable circumstances. In such case, the amount charged off may result in loan principal outstanding being below fair value as presented in the appraisal.
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

     Charge-offs and Recoveries. Total charge-offs decreased to $1.6 million for the three months ended June 30, 2011, compared to $4.1 million for the same period in 2010. Total charge-offs decreased to $3.2 million for the six months ended June 30, 2011, compared to $7.8 million for the same period in 2010. Total recoveries increased to $4.8 million for the three months ended June 30, 2011, compared to $1.1 million for the same period in 2010. Total recoveries increased to $5.4 million for the six months ended June 30, 2011, compared to $1.6 million for the same period in 2010. For the three months ended June 30, 2011, the net recoveries were $3.5 million for Arkansas and net charge-offs were $322,000 for Florida. For the six months ended June 30, 2011, the net recoveries were $3.4 million for Arkansas and net charge-offs were $1.2 million for Florida. The charge-offs, recoveries and net charge-offs are reflective of the proactive stance we take on asset quality issues. The Arkansas recoveries are primarily related to two debt settlement arrangements totaling $4.4 million. The largest settlement was $3 million received from litigation and $1.4 million from collection action.
     We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.
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
     The changes for the periods ended June 30, 2011 and December 31, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.
     Table 13 presents the allocation of allowance for loan losses as of June 30, 2011 and December 31, 2010.
Table 13: Allocation of Allowance for Loan Losses

	As of June 30, 2011		As of December 31, 2010
	Allowance	% of	Allowance	% of
	Amount	loans(1)	Amount	loans(1)
		(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$18,558	41.6%	$16,874	42.6%
Construction/land development	11,318	20.0	12,002	18.5
Agricultural	583	1.5	373	1.4
Residential real estate loans:
Residential 1-4 family	10,778	19.2	11,065	19.6
Multifamily residential	3,546	2.7	3,232	3.1

Total real estate	44,783	85.0	43,546	85.2
Consumer	2,189	2.4	815	2.7
Commercial and industrial	7,119	9.6	6,357	9.7
Agricultural	261	1.4	207	0.9
Other	—	1.6	—	1.5
Unallocated	2,432	—	2,423	—

Total	$56,784	100.0%	$53,348	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2011, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $541.5 million as of June 30, 2011, compared to $469.9 million as of December 31, 2010. The estimated effective duration of our securities portfolio was 3.0 years as of June 30, 2011.
     As of June 30, 2011, $126.8 million, or 23.4%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $116.1 million, or 24.7%, of our available-for-sale securities as of December 31, 2010. To reduce our income tax burden, $160.8 million, or 29.7%, of our available-for-sale securities portfolio as of June 30, 2011, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $153.7 million, or 32.7%, of our available-for-sale securities as of December 31, 2010. Also, we had approximately $245.9 million, or 45.4%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2011, compared to $197.3 million, or 42.0%, of our available-for-sale securities as of December 31, 2010.
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
Deposits
     Our deposits averaged $2.92 billion for the three-month and six-month periods ended June 30, 2011. Total deposits decreased $62.0 million, or a decrease of 2.1%, to $2.90 billion as of June 30, 2011, from $2.96 billion as of December 31, 2010. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of June 30, 2011 and December 31, 2010, brokered deposits were $115.5 million and $98.9 million, respectively. Included in these brokered deposits are $54.0 million and $51.3 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2011 and December 31, 2010, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
     The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. We may allow higher rate deposits to run off during this current period of limited loan demand. We believe that additional funds can be attracted and deposit growth can be realized through deposit pricing if we experience increased loan demand or other liquidity needs.

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
     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended June 30, 2011 and 2010.
Table 14: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2011		2010
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$441,371	—%	$338,208	—%
Interest-bearing transaction accounts	997,509	0.50	786,705	0.63
Savings deposits	130,016	0.43	75,052	0.45
Time deposits:
$100,000 or more	556,798	1.85	643,265	1.81
Other time deposits	791,715	1.03	361,004	1.85

Total	$2,917,409	0.82%	$2,204,234	1.08%

	Six Months Ended June 30,
	2011		2010
	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$424,343	—%	$322,157	—%
Interest-bearing transaction accounts	990,007	0.52	737,165	0.61
Savings deposits	126,986	0.44	72,501	0.43
Time deposits:
$100,000 or more	562,948	1.79	585,989	1.88
Other time deposits	812,438	1.10	347,756	1.92

Total	$2,916,722	0.85%	$2,065,568	1.09%

Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $8.8 million, or 11.9%, from $74.5 million as of December 31, 2010 to $65.6 million as of June 30, 2011.

FHLB Borrowed Funds
     Our FHLB borrowed funds were $150.1 million and $177.3 million at June 30, 2011 and December 31, 2010, respectively. All of the outstanding balance for June 30, 2011 and December 31, 2010 were issued as long-term advances. Our remaining FHLB borrowing capacity was $462.9 million and $383.6 million as of June 30, 2011 and December 31, 2010, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of June 30, 2011 and December 31, 2010.
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
     The Company holds $41.2 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limited our ability to retire any of our qualifying capital. As a result, of the Company repurchasing in July 2011 all 50,000 shares of its Series A preferred stock which the Company issued to the Treasury this limitation has been removed.
Stockholders’ Equity
     Stockholders’ equity was $504.4 million at June 30, 2011 compared to $476.9 million at December 31, 2010, an increase of 5.8%. As of June 30, 2011 and December 31, 2010 our common equity to asset ratio was 12.3% and 11.4%, respectively. Book value per common share was $15.96 at June 30, 2011 compared to $15.02 at December 31, 2010.
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

     Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.0540 per share for the three-month periods ended June 30, 2011 and 2010 and $0.1080 and $0.1085 per share for the six-month periods ended June 30, 2011 and 2010, respectively. The common stock dividend payout ratio for the six months ended June 30, 2011 and 2010 was 12.1% and 12.0%, respectively. The 2009 agreement between the Company and the Treasury limits the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock in July 2011 which the Company issued to the Treasury this limitation has been removed.
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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2011 and December 31, 2010, we met all regulatory capital adequacy requirements to which we were subject.
     Table 15 presents our risk-based capital ratios as of June 30, 2011 and December 31, 2010.
Table 15: Risk-Based Capital

	As of	As of
	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$504,449	$476,925
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(68,360)	(69,609)
Unrealized (gain) loss on available-for-sale securities	(5,545)	(301)

Total Tier 1 capital	473,544	450,015

Tier 2 capital
Qualifying allowance for loan losses	33,283	33,948

Total Tier 2 capital	33,283	33,948

Total risk-based capital	$506,827	$483,963

Average total assets for leverage ratio	$3,635,166	$3,703,818

Risk weighted assets	$2,639,125	$2,696,406

Ratios at end of period
Leverage ratio	13.03%	12.15%
Tier 1 risk-based capital	17.94	16.69
Total risk-based capital	19.20	17.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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
Non-GAAP Financial Measurements
     We had $69.7 million, $71.1 million, and $59.4 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2011, December 31, 2010 and June 30, 2010, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 16 through 20, respectively. Per share amounts have been adjusted for the stock dividend which occurred in June of 2010.
Table 16: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
GAAP net income available to common stockholders	$12,876	$8,287	$24,922	$20,498
Intangible amortization after-tax	428	354	861	645

Earnings available to common stockholders excluding intangible amortization	$13,304	$8,641	$25,783	$21,143

GAAP diluted earnings per common share	$0.45	$0.29	$0.87	$0.72
Intangible amortization after-tax	0.01	0.01	0.03	0.02

Diluted earnings per common share excluding intangible amortization	$0.46	$0.30	$0.90	$0.74

Table 17: Tangible Book Value Per Share

	As of	As of
	June 30, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.96	$15.02
Tangible book value per common share: (A-C-D)/B	13.52	12.52

(A) Total common equity	$454,902	$427,469
(B) Common shares outstanding	28,496	28,452
(C) Goodwill	59,663	59,663
(D) Core deposit and other intangibles	10,030	11,447

Table 18: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Return on average assets: A/C	1.47%	1.17%	1.43%	1.51%
Return on average assets excluding intangible amortization: B/(C-D)	1.54	1.25	1.51	1.59

(A) Net income available to all stockholders	$13,546	$8,957	$26,262	$21,838
Intangible amortization after-tax	428	354	861	645

(B) Earnings excluding intangible amortization	$13,974	$9,311	$27,123	$22,483

(C) Average assets	$3,703,526	$3,057,954	$3,698,562	$2,906,876
(D) Average goodwill, core deposits and other intangible assets	70,031	59,731	70,384	58,897
Table 19: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Return on average common equity: A/C	11.64%	7.69%	11.50%	9.72%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	14.28	9.30	14.18	11.63

(A) Net income available to common stockholders	$12,876	$8,287	$24,922	$20,498
(B) Earnings available to common stockholders excluding intangible amortization	13,304	8,641	25,783	21,143
(C) Average common equity	443,622	432,480	437,080	425,462
(D) Average goodwill, core deposits and other intangible assets	70,031	59,731	70,384	58,897
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Equity to assets: B/A	13.65%	12.68%
Common equity to assets: C/A	12.31	11.36
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	10.63	9.65

(A) Total assets	$3,694,469	$3,762,646
(B) Total equity	504,449	476,925
(C) Total common equity	454,902	427,469
(D) Goodwill	59,663	59,663
(E) Core deposit and other intangibles	10,030	11,447

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2011, our cash and cash equivalents were $279.9 million, or 7.6% of total assets, compared to $287.5 million, or 7.6% of total assets, as of December 31, 2010. Our investment securities and federal funds sold were $549.1 million as of June 30, 2011 and $497.7 million as of December 31, 2010.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $12.5 million on an unsecured basis as of June 30, 2011 and December 31, 2010. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $150.1 million and $177.3 million at June 30, 2011 and December 31, 2010, respectively. All of the outstanding balances were issued as long-term advances. Our FHLB borrowing capacity was $462.9 million and $383.6 million as of June 30, 2011 and December 31, 2010.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of June 30, 2011 was asset sensitive with a one-year cumulative repricing gap of 11.5%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2011.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90			1-2	2-5
	Days	Days	91-180 Days	181-365 Days	Years	Years	Over 5 Years	Total
				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$231,667	$—	$—	$—	$—	$—	$—	$231,667
Federal funds sold	7,595	—	—	—	—	—	—	7,595
Investment securities	24,587	27,334	22,874	64,726	76,123	113,789	212,101	541,534
Loans receivable	550,541	222,022	264,488	458,310	455,689	302,936	50,184	2,304,170

Total earning assets	814,390	249,356	287,362	523,036	531,812	416,725	262,285	3,084,966

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	40,481	80,962	121,443	242,886	212,090	212,108	212,064	1,112,034
Time deposits	161,367	191,991	200,279	385,746	263,234	112,766	101	1,315,484
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	55,787	—	—	—	1,313	3,938	4,594	65,632
FHLB borrowed funds	19	7,238	149	2,182	10,268	55,657	74,611	150,124
Subordinated debentures	25,773	—	—	3,093	—	—	15,465	44,331

Total interest- bearing liabilities	283,427	280,191	321,871	633,907	486,905	384,469	306,835	2,697,605

Interest rate sensitivity gap	$530,963	$(30,835)	$(34,509)	$(110,871)	$44,907	$32,256	$(44,550)	$387,361

Cumulative interest rate sensitivity gap	$530,963	$500,128	$465,619	$354,748	$399,655	$431,911	$387,361
Cumulative rate sensitive assets to rate sensitive liabilities	287.3%	188.7%	152.6%	123.3%	119.9%	118.1%	114.4%
Cumulative gap as a % of total earning assets	17.2%	16.2%	15.1%	11.5%	13.0%	14.0%	12.6%

Item 4: CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls
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
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3:	Defaults Upon Senior Securities
     Not applicable.

Item 4:	(Reserved)

Item 5:	Other Information
     Not applicable.

Item 6:	Exhibits

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC. (Registrant)
Date: August 9 , 2011	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 9, 2011	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer