Form 10-Q
period 2011-09-30
HOME BANCSHARES INC
filed 2011-11-08
CIK 1331520

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011
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
Common Stock Issued and Outstanding: 28,268,186 shares as of October 31, 2011.

HOME BANCSHARES, INC.
FORM 10-Q
September 30, 2011

Exhibit List
12.1	Computation of Ratios of Earnings to Fixed Charges
15	Awareness of Independent Registered Public Accounting Firm
31.1	CEO Certification Pursuant to 13a-14(a)/15d-14(a)
31.2	CFO Certification Pursuant to 13a-14(a)/15d-14(a)
32.1	CEO Certification Pursuant to 18 U.S.C. Section 1350
32.2	CFO Certification Pursuant to 18 U.S.C. Section 1350
101	XBRL Documents

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

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
Home BancShares, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$48,748	$49,927
Interest-bearing deposits with other banks	104,053	237,605

Cash and cash equivalents	152,801	287,532
Federal funds sold	3,670	27,848
Investment securities — available for sale	610,522	469,864
Loans receivable not covered by loss share	1,826,373	1,892,374
Loans receivable covered by FDIC loss share	511,326	575,776
Allowance for loan losses	(54,508)	(53,348)

Loans receivable, net	2,283,191	2,414,802
Bank premises and equipment, net	89,894	81,939
Foreclosed assets held for sale not covered by loss share	16,541	11,626
Foreclosed assets held for sale covered by FDIC loss share	32,183	21,568
FDIC indemnification asset	201,211	227,258
Cash value of life insurance	52,422	51,970
Accrued interest receivable	15,038	16,176
Deferred tax asset, net	21,998	18,586
Goodwill	59,663	59,663
Core deposit and other intangibles	9,325	11,447
Other assets	73,707	62,367

Total assets	$3,622,166	$3,762,646

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$479,512	$392,622
Savings and interest-bearing transaction accounts	1,143,335	1,108,309
Time deposits	1,262,202	1,460,867

Total deposits	2,885,049	2,961,798
Securities sold under agreements to repurchase	62,407	74,459
FHLB borrowed funds	142,901	177,270
Accrued interest payable and other liabilities	24,339	27,863
Subordinated debentures	44,331	44,331

Total liabilities	3,159,027	3,285,721

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; zero shares issued or outstanding at September 30, 2011; 50,000 shares issued and outstanding at December 31, 2010.	—	49,456
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,259,044 in 2011 and 28,452,411 in 2010	283	285
Capital surplus	425,852	432,962
Retained earnings (deficit)	28,218	(6,079)
Accumulated other comprehensive income	8,786	301

Total stockholders’ equity	463,139	476,925

Total liabilities and stockholders’ equity	$3,622,166	$3,762,646

See Condensed Notes to Consolidated Financial Statements. 4

Home BancShares, Inc.
Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2011	2010	2011	2010
		(Unaudited)
Interest income:
Loans	$39,199	$35,673	$117,844	$98,675
Investment securities
Taxable	2,429	1,802	6,793	5,364
Tax-exempt	1,546	1,492	4,617	4,471
Deposits — other banks	84	92	331	258
Federal funds sold	1	3	9	13

Total interest income	43,259	39,062	129,594	108,781

Interest expense:
Interest on deposits	5,638	6,319	17,884	17,486
FHLB borrowed funds	1,250	1,854	3,768	6,113
Securities sold under agreements to repurchase	120	137	384	349
Subordinated debentures	539	599	1,620	1,796

Total interest expense	7,547	8,909	23,656	25,744

Net interest income	35,712	30,153	105,938	83,037
Provision for loan losses	—	3,000	1,250	9,850

Net interest income after provision for loan losses	35,712	27,153	104,688	73,187

Non-interest income:
Service charges on deposit accounts	3,638	3,551	10,428	10,275
Other service charges and fees	2,489	1,816	7,375	5,353
Mortgage lending income	783	760	2,089	1,822
Mortgage servicing income	—	—	—	314
Insurance commissions	428	248	1,505	904
Income from title services	126	98	327	353
Increase in cash value of life insurance	323	330	849	1,106
Dividends from FHLB, FRB & bankers’ bank	184	151	506	419
Gain on acquisitions	—	—	—	9,334
Gain on sale of SBA loans	—	—	259	18
Gain (loss) on sale of premises and equipment, net	6	2	79	221
Gain (loss) on OREO, net	69	(1,063)	(1,032)	(1,308)
Gain (loss) on securities, net	5	(37)	5	(37)
FDIC indemnification asset	1,314	1,895	4,614	2,631
Other income	595	556	2,123	1,767

Total non-interest income	9,960	8,307	29,127	33,172

Non-interest expense:
Salaries and employee benefits	10,691	9,637	32,449	27,251
Occupancy and equipment	3,562	3,264	10,923	9,036
Data processing expense	1,185	848	3,607	2,664
Other operating expenses	8,298	7,545	24,474	19,888

Total non-interest expense	23,736	21,294	71,453	58,839

Income before income taxes	21,936	14,166	62,362	47,520
Income tax expense	7,624	4,606	21,788	16,122

Net income available to all stockholders	14,312	9,560	40,574	31,398
Preferred stock dividends and accretion of discount on preferred stock	488	670	1,828	2,010

Net income available to common stockholders	$13,824	$8,890	$38,746	$29,388

Basic earnings per common share	$0.48	$0.32	$1.36	$1.04

Diluted earnings per common share	$0.48	$0.31	$1.35	$1.03

See Condensed Notes to Consolidated Financial Statements. 5

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity
Nine Months Ended September 30, 2011 and 2010

					Accumulated
				Retained	Other
				Earnings	Comprehensive
(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	(Deficit)	Income (Loss)	Total

Balance at January 1, 2010	$49,275	$257	$363,519	$51,746	$176	$464,973
Comprehensive income:
Net income	—	—	—	31,398	—	31,398
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $3,872	—	—	—	—	5,995	5,995

Comprehensive income						37,393
Accretion of discount on preferred stock	136	—	—	(136)	—	—
Net issuance of 156,069 shares of common stock from exercise of stock options	—	2	1,411	—	—	1,413
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	863	—	—	863
Share-based compensation	—	—	324	—	—	324
Cash dividend — Preferred Stock - 5%	—	—	—	(1,875)	—	(1,875)
Cash dividends — Common Stock, $0.1625 per share	—	—	—	(4,623)	—	(4,623)
Stock dividend — Common Stock — 10%	—	25	66,540	(66,576)	—	(11)

Balances at September 30, 2010 (unaudited)	49,411	284	432,668	9,934	6,171	498,468
Comprehensive income:
Net income	—	—	—	(13,807)	—	(13,807)
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $(3,792)	—	—	—	—	(5,870)	(5,870)

Comprehensive income						(19,677)
Accretion of discount on preferred stock	45	—	—	(45)	—	—
Net issuance of 18,829 shares of common stock from exercise of stock options	—	1	141	—	—	142
Tax benefit from stock options exercised	—	—	101	—	—	101
Share-based compensation	—	—	52	—	—	52
Cash dividends — Preferred stock - 5%	—	—	—	(625)	—	(625)
Cash dividends — Common Stock, $0.054 per share	—	—	—	(1,536)	—	(1,536)

Balances at December 31, 2010	49,456	285	432,962	(6,079)	301	476,925
See Condensed Notes to Consolidated Financial Statements. 6

Home BancShares, Inc.
Consolidated Statements of Stockholders’ Equity — Continued
Nine Months Ended September 30, 2011 and 2010

					Accumulated
				Retained	Other
				Earnings	Comprehensive
(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	(Deficit)	Income (Loss)	Total

Comprehensive income:
Net income	—	—	—	40,574	—	40,574
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $5,478	—	—	—	—	8,485	8,485

Comprehensive income						49,059
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	544	—	—	(544)	—	—
Net issuance of 24,477 shares of common stock from exercise of stock options	—	—	227	—	—	227
Repurchase of common stock	—	(2)	(5,542)	—	—	(5,544)
Tax benefit from stock options exercised	—	—	126	—	—	126
Share-based compensation	—	—	285	—	—	285
Cash dividends — Preferred stock - 5%	—	—	—	(1,286)	—	(1,286)
Cash dividends — Common Stock, $0.188 per share	—	—	—	(5,353)	—	(5,353)

Balances at September 30, 2011 (unaudited)	$—	$283	$425,852	$28,218	$8,786	$463,139

See Condensed Notes to Consolidated Financial Statements. 7

Home BancShares, Inc.
Consolidated Statements of Cash Flows

	Period Ended September 30,
(In thousands)	2011	2010
	(Unaudited)
Operating Activities
Net income	$40,574	$31,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,943	3,945
Amortization/(accretion)	489	52
Share-based compensation	285	324
Tax benefits from stock options exercised	(126)	(863)
(Gain) loss on assets	645	969
Gain on acquisitions	—	(9,334)
Provision for loan losses	1,250	9,850
Deferred income tax effect	(8,890)	2,100
Increase in cash value of life insurance	(849)	(1,106)
Originations of mortgage loans held for sale	(82,239)	(94,415)
Proceeds from sales of mortgage loans held for sale	85,562	79,856
Changes in assets and liabilities:
Accrued interest receivable	1,138	(2,132)
Other assets	19,326	9,913
Accrued interest payable and other liabilities	(3,398)	5,397

Net cash provided by (used in) operating activities	58,710	35,954

Investing Activities
Net (increase) decrease in federal funds sold	24,178	14,039
Net (increase) decrease in loans net, excluding loans acquired	79,214	10,019
Purchases of investment securities — available for sale	(262,286)	(113,721)
Proceeds from maturities of investment securities — available for sale	132,044	107,855
Proceeds from sale of investment securities — available for sale	566	5,539
Proceeds from foreclosed assets held for sale	26,738	14,879
Proceeds from sale of SBA loans	4,524	268
Sale of mortgage servicing portfolio	—	225
Purchases of premises and equipment, net	(12,819)	(7,722)
Death benefits received	700	1,585
Net cash proceeds received in FDIC-assisted acquisitions	—	160,587

Net cash provided by (used in) investing activities	(7,141)	193,553

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(76,749)	(90,829)
Net increase (decrease) in securities sold under agreements to repurchase	(12,052)	11,015
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(34,369)	(107,642)
Retirement of subordinated debentures	—	(3,252)
Proceeds from exercise of stock options	227	1,413
Repurchase of common stock	(5,544)	—
Repurchase of preferred stock and common stock warrant	(51,300)	—
Disgorgement of profits	—	11
Tax benefits from stock options exercised	126	863
Dividends paid on preferred stock	(1,286)	(1,875)
Dividends paid on common stock	(5,353)	(4,634)

Net cash provided by (used in) financing activities	(186,300)	(194,930)

Net change in cash and cash equivalents	(134,731)	34,577
Cash and cash equivalents — beginning of year	287,532	173,490

Cash and cash equivalents — end of period	$152,801	$208,067

See Condensed Notes to Consolidated Financial Statements. 8

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
     Loans considered impaired, under FASB ASC 310-10-35, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

     Trouble Debt Restructurings
     The Company accounts for troubled debt restructurings (TDRs) using ASC Topic 310-40, Troubled Debt Restructurings by Creditors. Restructuring of a debt constitutes a troubled debt restructuring if the Company, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Common concessions granted to borrowers include interest rate and/or term modifications. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. All TDRs are considered to be impaired loans.
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
     Interim financial information
     The accompanying unaudited consolidated financial statements as of September 30, 2011 and 2010 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
     Earnings per Share
     Basic earnings per common share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Net income available to stockholders	$13,824	$8,890	$38,746	$29,388

Average shares outstanding	28,434	28,403	28,464	28,334
Effect of common stock options	199	241	201	246

Diluted shares outstanding	28,633	28,644	28,665	28,580

Basic earnings per common share	$0.48	$0.32	$1.36	$1.04
Diluted earnings per common share	$0.48	$0.31	$1.35	$1.03

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

3: Investment Securities
     The amortized cost and estimated market value of investment securities were as follows:

	September 30, 2011
	Available for Sale
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$295,765	$4,085	$(58)	$299,792
Mortgage-backed securities	125,974	4,323	(3)	130,294
State and political subdivisions	160,035	6,190	(29)	166,196
Other securities	14,291	—	(51)	14,240

Total	$596,065	$14,598	$(141)	$610,522

	December 31, 2010
	Available for Sale
		Gross Unrealized	Gross Unrealized
	Amortized Cost	Gains	(Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

     Assets, principally investment securities, having a carrying value of approximately $370.4 million and $268.0 million at September 30, 2011 and December 31, 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $62.4 million and $74.5 million at September 30, 2011 and December 31, 2010, respectively.
     During the three-month and nine-month periods ended September 30, 2011 $561,000 of available for sale securities were sold. The gross realized gains on these sales totaled approximately $5,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.
     During the three-month and nine-month periods ended September 30, 2010 approximately $5.6 million of available for sale securities were sold. The gross realized gains and losses on these sales totaled approximately $34,000 and $1,000 respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.
     The amortized cost and estimated fair value of securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$249,870	$252,399
Due after one year through five years	247,072	253,423
Due after five years through ten years	74,110	78,419
Due after ten years	25,013	26,281

Total	$596,065	$610,522

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
     During the three and nine month periods ended September 30, 2011, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.
     For the period ended September 30, 2011, the Company had $42,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 83.4% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.
     The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$18,578	$(40)	$2,058	$(18)	$20,636	$(58)
Mortgage-backed securities	4,094	(3)	—	—	4,094	(3)
State and political subdivisions	960	(5)	1,348	(24)	2,308	(29)
Other securities	9,761	(51)	—	—	9,761	(51)

Total	$33,393	$(99)	$3,406	$(42)	$36,799	$(141)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$126,862	$(1,932)	$—	$—	$126,862	$(1,932)
Mortgage-backed securities	27,427	(300)	—	—	27,427	(300)
State and political subdivisions	57,272	(1,970)	4,069	(487)	61,341	(2,457)
Other securities	—	—	2,667	(71)	2,667	(71)

Total	$211,561	$(4,202)	$6,736	$(558)	$218,297	$(4,760)

4: Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses
     The various categories of loans not covered by loss share are summarized as follows:

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$744,749	$805,635
Construction/land development	366,926	348,768
Agricultural	26,683	26,798
Residential real estate loans
Residential 1-4 family	353,110	371,381
Multifamily residential	59,974	59,319

Total real estate	1,551,442	1,611,901
Consumer	40,225	51,642
Commercial and industrial	170,695	184,014
Agricultural	35,238	16,549
Other	28,773	28,268

Loans receivable not covered by loss share	$1,826,373	$1,892,374

     The following tables present the balance in the allowance for loan losses for the three-month and nine-month periods ended September 30, 2011, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of September 30, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2011
		Other
	Construction/	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,318	$19,141	$14,324	$7,119	$2,450	$2,432	$56,784
Loans charged off	(3,166)	(645)	(1,778)	(140)	(641)	—	(6,370)
Recoveries of loans previously charged off	741	41	2,030	1,161	121	—	4,094

Net loans recovered (charged off)	(2,425)	(604)	252	1,021	(520)	—	(2,276)
Provision for loan losses	(850)	4,258	(1,748)	(1,704)	62	(18)	—

Balance, September 30	$8,043	$22,795	$12,828	$6,436	$1,992	$2,414	$54,508

	Nine Months Ended September 30, 2011
		Other
	Construction/	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3,397)	(665)	(2,562)	(292)	(2,636)	—	(9,552)
Recoveries of loans previously charged off	747	204	2,278	5,777	456	—	9,462

Net loans recovered (charged off)	(2,650)	(461)	(284)	5,485	(2,180)	—	(90)
Provision for loan losses	(1,309)	6,009	(1,185)	(5,406)	3,150	(9)	1,250

Balance, September 30	$8,043	$22,795	$12,828	$6,436	$1,992	$2,414	$54,508

	As of September 30, 2011
		Other
	Construction/	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,301	$17,174	$8,981	$3,510	$918	$—	$34,884
Loans collectively evaluated for impairment	3,742	5,621	3,847	2,926	1,074	2,414	19,624

Balance, September 30	$8,043	$22,795	$12,828	$6,436	$1,992	$2,414	$54,508

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$17,050	$84,746	$26,752	$10,175	$1,945	$—	$140,668
Loans collectively evaluated for impairment	349,876	686,686	386,332	160,520	102,291	—	1,685,705

Balance, September 30	$366,926	$771,432	$413,084	$170,695	$104,236	$—	$1,826,373

As of September 30, 2011, no loans acquired with deteriorated credit quality have required a provision for loan loss.

     The following tables present the balance in the allowance for loan losses for the year ended December 31, 2010, and the recorded investment in allowance for loan losses and loans based on portfolio segment by impairment method as of December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	As of December 31, 2010
		Other
	Construction/	Commercial Real	Residential	Commercial	Consumer
	Land Development	Estate	Real Estate	& Industrial	& Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$9,624	$13,568	$11,348	$6,067	$1,984	$377	$42,968
Loans charged off	(1,113)	(858)	(3,550)	(3,315)	(1,983)	—	(10,819)
Recoveries of loans previously charged off	55	851	416	39	424	—	1,785

Net loans recovered (charged off)	(1,058)	(7)	(3,134)	(3,276)	(1,559)	—	(9,034)
Provision for loan losses	2,343	424	5,666	902	807	(292)	9,850

Balance, September 30	10,909	13,985	13,880	3,693	1,232	85	43,784
Loans charged off	(9,161)	(15,847)	(7,181)	(20,912)	(533)	—	(53,634)
Recoveries of loans previously charged off	—	17	76	11	94	—	198

Net loans recovered (charged off)	(9,161)	(15,830)	(7,105)	(20,901)	(439)	—	(53,436)
Provision for loan losses	10,254	19,092	7,522	23,565	229	2,338	63,000

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$7,602	$9,912	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	4,400	7,335	4,454	3,732	584	2,423	22,928

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,556	$69,010	$35,077	$16,939	$1,136	$—	$147,718
Loans collectively evaluated for impairment	323,212	763,423	395,623	167,075	95,323	—	1,744,656

Balance, end of year	$348,768	$832,433	$430,700	$184,014	$96,459	$—	$1,892,374

As of December 31, 2010, no loans acquired with deteriorated credit quality have required a provision for loan loss.

     The following is an aging analysis for the non-covered loan portfolio as of September 30, 2011 and December 31, 2010:

	September 30, 2011
							Accruing
			Loans				Loans
	Loans	Loans	Past Due				Past Due
	Past Due	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-59 Days	60-89 Days	or More	Past Due	Loans	Receivable	or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,491	$1,595	$5,028	$12,114	$732,635	$744,749	$—
Construction/land development	244	770	1,752	2,766	364,160	366,926	50
Agricultural	—	—	939	939	25,744	26,683	—
Residential real estate loans
Residential 1-4 family	1,053	2,022	14,310	17,385	335,725	353,110	277
Multifamily residential	—	—	—	—	59,974	59,974	—

Total real estate	6,788	4,387	22,029	33,204	1,518,238	1,551,442	327
Consumer	702	218	1,928	2,848	37,377	40,225	105
Commercial and industrial	57	138	1,808	2,003	168,692	170,695	—
Agricultural and other	383	15	2,089	2,487	61,524	64,011	2,049

Total	$7,930	$4,758	$27,854	$40,542	$1,785,831	$1,826,373	$2,481

	December 31, 2010
							Accruing
			Loans				Loans
	Loans	Loans	Past Due				Past Due
	Past Due	Past Due	90 Days	Total	Current	Total Loans	90 Days
	30-59 Days	60-89 Days	or More	Past Due	Loans	Receivable	or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,903	$4,833	$16,535	$23,271	$782,364	$805,635	$—
Construction/land development	5,055	—	6,809	11,864	336,904	348,768	1
Agricultural	—	—	220	220	26,578	26,798	—
Residential real estate loans
Residential 1-4 family	1,513	2,354	16,530	20,397	350,984	371,381	535
Multifamily residential	—	2,887	5,122	8,009	51,310	59,319	—

Total real estate	8,471	10,074	45,216	63,761	1,548,140	1,611,901	536
Consumer	154	60	1,342	1,556	50,086	51,642	34
Commercial and industrial	283	395	2,943	3,621	180,393	184,014	8
Agricultural and other	156	20	1	177	44,640	44,817	—

Total	$9,064	$10,549	$49,502	$69,115	$1,823,259	$1,892,374	$578

     Non-accruing loans not covered by loss share at September 30, 2011 and December 31, 2010 were $25.4 million and $48.9 million, respectively.
     The Company did not sell any of the guaranteed portions of SBA loans during the three-month month period ended September 30, 2011. During the nine-month period ended September 30, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000. The Company did not sell any of the guaranteed portions of SBA loans during the three-month month period ended September 30, 2010. The Company sold $250,000 of the guaranteed portions of SBA loans during the nine-month period ended September 30, 2010, resulting in a gain of $18,000.

     Mortgage loans held for sale of approximately $10.7 million and $14.0 million at September 30, 2011 and December 31, 2010, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2011 and December 31, 2010 were not material.
     The following is a summary of the non-covered impaired loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011
				Three Months Ended		Nine Months Ended
			Allocation
	Unpaid Contractual	Total Recorded	of Allowance for	Average Recorded	Interest	Average Recorded	Interest
	Principal Balance	Investment	Loan Losses	Investment	Recognized	Investment	Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$64,143	$59,147	$16,775	$52,523	$802	$45,901	$1,974
Construction/land development	21,117	20,942	4,301	19,669	276	18,945	787
Agricultural	598	598	399	598	—	598	10
Residential real estate loans
Residential 1-4 family	23,228	20,366	6,366	20,673	188	19,832	515
Multifamily residential	6,586	6,586	2,615	7,045	84	7,154	266

Total real estate	115,672	107,639	30,456	100,508	1,350	92,430	3,552
Consumer	1,178	1,178	918	1,622	8	1,286	34
Commercial and industrial	11,324	9,573	3,510	11,109	140	11,575	528
Agricultural and other	—	—	—	—	—	—	—

Total	$128,174	$118,390	$34,884	$113,239	$1,498	$105,291	$4,114

	December 31, 2010
			Allocation
	Unpaid Contractual	Total Recorded	of Allowance for	Average Recorded	Interest
	Principal Balance	Investment	Loan Losses	Investment	Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$36,884	$9,697	$18,366	$1,922
Construction/land development	19,617	17,282	7,602	14,272	823
Agricultural	598	598	215	120	40
Residential real estate loans
Residential 1-4 family	20,894	18,416	6,884	17,137	602
Multifamily residential	7,251	7,251	2,959	5,149	325

Total real estate	88,438	80,431	27,357	55,044	3,712
Consumer	658	658	438	799	—
Commercial and industrial	11,284	11,208	2,625	6,218	749
Agricultural and other	—	—	—	—	—

Total	$100,380	$92,297	$30,420	$62,061	$4,461

     All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain TDRs where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2011 and 2010 was approximately $4.1 million and $1.9 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.
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
     The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,526	$5	$—	$40,531
Construction/land development	3,138	—	—	3,138
Agricultural	939	—	—	939
Residential real estate loans
Residential 1-4 family	22,366	189	—	22,555
Multifamily residential	5,139	—	—	5,139

Total real estate	72,108	194	—	72,302
Consumer	2,198	—	—	2,198
Commercial and industrial	9,771	46	—	9,817
Agricultural and other	90	—	—	90

Total	$84,167	$240	$—	$84,407

	December 31, 2010
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,806	$5,483	$—	$37,289
Construction/land development	11,665	934	—	12,599
Agricultural	994	—	—	994
Residential real estate loans
Residential 1-4 family	23,801	740	—	24,541
Multifamily residential	11,170	—	—	11,170

Total real estate	79,436	7,157	—	86,593
Consumer	1,350	—	—	1,350
Commercial and industrial	3,588	55	—	3,643
Agricultural	1	2	—	3
Other	143	—	—	143

Total	$84,518	$7,214	$—	$91,732

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
     The following is a presentation of non-covered loans by class and risk rating as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Risk	Risk	Risk	Risk	Risk	Classified
	Rated 1	Rated 2	Rated 3	Rated 4	Rated 5	Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$49	$16	$367,805	$288,728	$47,620	$40,531	$744,749
Construction/land development	55	—	94,229	252,787	16,717	3,138	366,926
Agricultural	—	—	6,450	19,294	—	939	26,683
Residential real estate loans
Residential 1-4 family	282	101	214,556	106,951	8,665	22,555	353,110
Multifamily residential	—	—	38,074	15,068	1,693	5,139	59,974

Total real estate	386	117	721,114	682,828	74,695	72,302	1,551,442
Consumer	9,579	905	17,470	8,508	1,565	2,198	40,225
Commercial and industrial	7,066	1,101	72,975	77,119	2,617	9,817	170,695
Agricultural and other	73	1,504	28,924	33,098	322	90	64,011

Total	$17,104	$3,627	$840,483	$801,553	$79,199	$84,407	$1,826,373

	December 31, 2010
	Risk	Risk	Risk	Risk	Risk	Classified
	Rated 1	Rated 2	Rated 3	Rated 4	Rated 5	Total	Total
	(In thousands)							-
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$22	$440,990	$292,391	$34,545	$37,289	$805,635
Construction/land development	16	—	74,887	244,133	17,133	12,599	348,768
Agricultural	—	—	19,315	6,196	293	994	26,798
Residential real estate loans
Residential 1-4 family	245	12	242,036	92,998	11,549	24,541	371,381
Multifamily residential	—	—	28,539	17,915	1,695	11,170	59,319

Total real estate	659	34	805,767	653,633	65,215	86,593	1,611,901
Consumer	14,355	3,093	15,232	17,360	252	1,350	51,642
Commercial and industrial	7,967	668	81,012	75,138	15,586	3,643	184,014
Agricultural and other	144	1,270	36,029	7,223	5	146	44,817

Total	$23,125	$5,065	$938,040	$753,354	$81,058	$91,732	$1,892,374

     The following is a presentation of non-covered TDR’s by class as of September 30, 2011:

	September 30, 2011
					Rate
	Number	Pre-Modification	Rate	Term	& Term	Post-Modification
	of Loans	Outstanding Balance	Modification	Modification	Modification	Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$40,225	$24,481	$5,398	$5,760	$35,639
Construction/land development	7	11,737	7,659	34	3,702	11,395
Agricultural	1	598	598	—	—	598
Residential real estate loans
Residential 1-4 family	15	10,740	3,859	125	771	4,755
Multifamily residential	2	4,586	3,693	—	—	3,693

Total real estate	52	67,886	40,290	5,557	10,233	56,080
Commercial and industrial	4	517	115	—	178	293

Total	56	$68,403	$40,405	$5,557	$10,411	$56,373

     The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	September 30, 2011
	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$1,642
Construction/land development	1	113
Agricultural	1	598
Residential real estate loans
Residential 1-4 family	6	2,602
Multifamily residential	—	—

Total real estate	10	4,955
Commercial and industrial	1	10

Total	11	$4,965

5: Loans Receivable Covered by FDIC Loss Share
     The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of September 30, 2011 and December 31, 2010 for the Company’s FDIC-assisted transactions:

	September 30,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$189,558	$208,678
Construction/land development	117,143	127,340
Agricultural	3,413	5,454
Residential real estate loans
Residential 1-4 family	158,701	180,914
Multifamily residential	9,010	9,176

Total real estate	477,825	531,562
Consumer	454	498
Commercial and industrial	32,183	42,443
Agricultural	—	63
Other	864	1,210

Loans receivable covered by FDIC loss share (1)	$511,326	$575,776

(1)	These loans were not classified as nonperforming assets at September 30, 2011 and December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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
     Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended September 30, 2011 for the Company’s FDIC-assisted acquisitions.

		Carrying Amount of
	Accretable Yield	Loans
	(In thousands)
Balance at beginning of period	$86,712	$575,776
Reforecasted future interest payments for loan pools	50,129	—
Adjustments to yield	2,942	—
Income accreted	(29,106)	29,106
Payments received, gross	—	(93,556)

Balance at end of period	$110,677	$511,326

     The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $50.1 million. This updated forecast does not change the expected weighted average yields on the loan pools.
     Three pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $2.9 million as an adjustment to yield over the life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $2.2 million. This $2.2 million will be amortized symmetrically offsetting the $2.9 million. This will result in approximately $730,000 of pre-tax net income being recognized going forward.
     No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at September 30, 2011.
6: Deposits
     The aggregate amount of time deposits with a minimum denomination of $100,000 was $739.1 million and $845.2 million at September 30, 2011 and December 31, 2010, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.9 million and $2.4 million for the three months ended September 30, 2011 and 2010. Interest expense applicable to certificates in excess of $100,000 totaled $9.3 million and $7.9 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011 and December 31, 2010, brokered deposits were $112.9 million and $98.9 million, respectively.
     Deposits totaling approximately $246.0 million and $267.6 million at September 30, 2011 and December 31, 2010, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

7: Securities Sold Under Agreements to Repurchase
     At September 30, 2011 and December 31, 2010, securities sold under agreements to repurchase totaled $62.4 million and $74.5 million, respectively. For the three month periods ended September 30, 2011 and September 30, 2010, securities sold under agreements to repurchase daily weighted average totaled $66.6 million and $68.6 million, respectively. For the nine month periods ended September 30, 2011 and September 30, 2010, securities sold under agreements to repurchase daily weighted average totaled $68.6 million and $61.4 million, respectively.
8: FHLB Borrowed Funds
     The Company’s FHLB borrowed funds were $142.9 million and $177.3 million at September 30, 2011 and December 31, 2010, respectively. All of the outstanding balance at September 30, 2011 and December 31, 2010 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.898% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
     Additionally, the Company had $135.0 million and $179.1 million at September 30, 2011 and December 31, 2010, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2011 and December 31, 2010, respectively.
9: Income Taxes
     The following is a summary of the components of the provision (benefit) for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Current:
Federal	$5,171	$4,262	$25,900	$11,449
State	1,331	1,196	4,778	2,573

Total current	6,502	5,458	30,678	14,022

Deferred:
Federal	1,310	(373)	(7,531)	2,087
State	(188)	(479)	(1,359)	13

Total deferred	1,122	(852)	(8,890)	2,100

Provision for income taxes	$7,624	$4,606	$21,788	$16,122

     The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.75)	(4.14)	(2.90)	(3.65)
Cash value of life insurance	(0.52)	(0.82)	(0.48)	(0.81)
State income taxes, net of federal benefit	3.39	2.56	3.56	3.54
Other	(0.36)	(0.08)	(0.24)	(0.15)

Effective income tax rate	34.76%	32.52%	34.94%	33.93%

     The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$21,407	$20,879
Deferred compensation	1,042	1,742
Stock options	331	324
Real estate owned	5,430	7,041
Loan discounts	61,904	62,269
Tax basis premium/discount on acquisitions	14,463	14,682
Deposits	464	1,163
Other	7,253	6,206

Gross deferred tax assets	112,294	114,306

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,255	2,341
Unrealized gain on securities	5,672	194
Core deposit intangibles	1,394	2,101
Indemnification asset	78,925	89,142
FHLB dividends	876	867
Other	1,174	1,075

Gross deferred tax liabilities	90,296	95,720

Net deferred tax assets	$21,998	$18,586

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
     During the third quarter of 2011, the Company utilized a small portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the period beginning August 8, 2011 and ending September 30, 2011, the Company repurchased a total of 250,000 shares with a weighted average stock price of $22.15. The repurchased shares will be used to fulfill a proposed future restricted stock award program for the Company’s management team. The third quarter earnings were used to fund this repurchase.

11: Non-Interest Expense
     The table below shows the components of non-interest expense for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Salaries and employee benefits	$10,691	$9,637	$32,449	$27,251
Occupancy and equipment	3,562	3,264	10,923	9,036
Data processing expense	1,185	848	3,607	2,664
Other operating expenses:
Advertising	1,033	532	3,046	1,351
Merger expenses	—	1,653	11	2,970
Amortization of intangibles	705	674	2,122	1,736
Amortization of mortgage servicing rights	—	—	—	436
Electronic banking expense	682	495	2,038	1,468
Directors’ fees	230	176	594	502
Due from bank service charges	119	142	378	335
FDIC and state assessment	1,062	908	3,213	2,792
Insurance	447	309	1,226	905
Legal and accounting	367	426	1,276	1,170
Mortgage servicing expense	—	4	—	164
Other professional fees	522	385	1,504	1,066
Operating supplies	260	226	871	619
Postage	243	167	730	481
Telephone	234	240	756	530
Other expense	2,394	1,208	6,709	3,363

Total other operating expenses	8,298	7,545	24,474	19,888

Total non-interest expense	$23,736	$21,294	$71,453	$58,839

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
     Although the Company has a diversified loan portfolio, at September 30, 2011 and December 31, 2010, non-covered commercial real estate loans represented 62.3% and 62.4% of gross non-covered loans and 245.8% and 247.7% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 22.6% and 22.8% of gross non-covered loans and 89.2% and 90.3% of total stockholders’ equity at September 30, 2011 and December 31, 2010, respectively.
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
     At September 30, 2011 and December 31, 2010, commitments to extend credit of $266.2 million and $257.9 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.
     Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2011 and December 31, 2010, is $23.2 million and $18.7 million, respectively.
     The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

15: Regulatory Matters
     The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2010 and the first six months of 2011, the Company did not request any dividends from its banking subsidiary. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock and the related common stock warrant in July 2011 for approximately $51.7 million, the Company requested approximately $28.4 million during the third quarter of 2011 in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings through August 31, 2011 from its banking subsidiary.
     The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2011, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 12.07%, 16.21%, and 17.47%, respectively, as of September 30, 2011.
16: Additional Cash Flow Information
     The following is summary of the Company’s additional cash flow information during the three-month and nine-month periods ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Interest paid	$7,784	$9,281	$24,396	$17,728
Income taxes paid	13,650	1,700	29,000	9,050
Assets acquired by foreclosure	15,959	1,797	41,206	8,670
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

     Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of September 30, 2011, Level 3 securities were immaterial.
     Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan is probable. Non-covered impaired loans, net of specific allowance, were $83.5 million and $61.9 million as of September 30, 2011 and December 31, 2010, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $200,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2011.
     Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2011 and December 31, 2010, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $16.5 million and $11.6 million, respectively.
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

	September 30, 2011
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$152,801	$152,801
Federal funds sold	3,670	3,670
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,688,359	1,673,488
Loans receivable covered by FDIC loss share	511,326	511,326
FDIC indemnification asset	201,211	201,211
Accrued interest receivable	15,038	15,038

Financial liabilities:
Deposits:
Demand and non-interest bearing	$479,512	$479,512
Savings and interest-bearing transaction accounts	1,143,335	1,143,335
Time deposits	1,262,202	1,268,988
Securities sold under agreements to repurchase	62,407	62,407
FHLB and other borrowed funds	142,901	151,277
Accrued interest payable	2,264	2,264
Subordinated debentures	44,331	47,451

	December 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,532	$287,532
Federal funds sold	27,848	27,848
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,777,149	1,770,147
Loans receivable covered by FDIC loss share	575,776	575,776
FDIC indemnification asset	227,258	227,258
Accrued interest receivable	16,176	16,176

Financial liabilities:
Deposits:
Demand and non-interest bearing	$392,622	$392,622
Savings and interest-bearing transaction accounts	1,108,309	1,108,309
Time deposits	1,460,867	1,463,922
Securities sold under agreements to repurchase	74,459	74,459
FHLB and other borrowed funds	177,270	179,851
Accrued interest payable	3,004	3,004
Subordinated debentures	44,331	48,162

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
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other (Topic 350) —Testing Goodwill for Impairment.” ASU 2011-08 simplifies how entities test goodwill for impairment by providing entities with the option of first performing a qualitative assessment on none, some, or all of its reporting units to determine whether further quantitative impairment testing is necessary. An entity may also bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The new authoritative guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of the amended accounting guidance will have a material effect on Company’s consolidated financial statements.
     Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Report of Independent Registered Public Accounting Firm
Audit Committee, Board of Directors and Stockholders
Home BancShares, Inc.
Conway, Arkansas
We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of September 30, 2011 and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010 and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.
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
November 8, 2011

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
General
     We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of September 30, 2011, we had, on a consolidated basis, total assets of $3.62 billion, loans receivable of $2.34 billion, total deposits of $2.89 billion, and stockholders’ equity of $463.1 million.
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
Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per
	share data)
Total assets	$3,622,166	$3,392,137	$3,622,166	$3,392,137
Loans receivable not covered by loss share	1,826,373	1,955,263	1,826,373	1,955,263
Loans receivable covered by FDIC loss share	511,326	408,239	511,326	408,239
Total deposits	2,885,049	2,564,436	2,885,049	2,564,436
Total stockholders’ equity	463,139	498,468	463,139	498,468
Net income	14,312	9,560	40,574	31,398
Net income available to common stockholders	13,824	8,890	38,746	29,388
Basic earnings per common share	0.48	0.32	1.36	1.04
Diluted earnings per common share	0.48	0.31	1.35	1.03
Diluted earnings per common share excluding intangible amortization (1)	0.50	0.33	1.40	1.07
Annualized net interest margin — FTE	4.75%	4.35%	4.68%	4.30%
Efficiency ratio	49.23	52.14	50.09	47.82
Annualized return on average assets	1.56	1.15	1.48	1.38
Annualized return on average common equity	12.00	7.81	11.67	9.06

(1)	See Table 16 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview
  Results of Operations for Three Months Ended September 30, 2011 and 2010
     Our net income increased 49.7% to $14.3 million for the three-month period ended September 30, 2011, from $9.6 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.48 and $0.31 for the three-month periods ended September 30, 2011 and 2010, respectively. The $4.8 million increase in net income is primarily associated with increased additional net interest income resulting from our 2010 FDIC-assisted acquisitions combined with a 40 basis point increase in net interest margin, no provision for loan losses as a result of improved asset quality for the third quarter of 2011, no merger related expenses for the third quarter 2011 and gain on sale of OREO in the third quarter of 2011 when compared to the OREO loss in the third quarter of 2010 offset by the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth.
     Our annualized return on average assets was 1.56% for the three months ended September 30, 2011, compared to 1.15% for the same period in 2010. Our annualized return on average common equity was 12.00% for the three months ended September 30, 2011, compared to 7.81% for the same period in 2010, respectively. The improvements in our ratios from 2010 to 2011 are consistent with the previously discussed changes in earnings for the three months ended September 30, 2011, compared to the same period in 2010.
     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.75% for the three months ended September 30, 2011, compared to 4.35% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the three months ended the effective yield on non-covered loans and covered loans was 6.49% and 7.20%, respectively.
     Our efficiency ratio was 49.23% for the three months ended September 30, 2011, compared to 52.14% for the same period in 2010. The improvement in the efficiency ratio is primarily associated with increased additional net interest income resulting from our 2010 FDIC-assisted acquisitions combined with a 40 basis point increase in net interest margin, no merger related expenses for the third quarter 2011 and gain on sale of OREO in the third quarter of 2011 when compared to the OREO loss in the third quarter of 2010 offset by the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth.
  Results of Operations for Nine Months Ended September 30, 2011 and 2010
     Our net income increased 29.2% to $40.6 million for the nine-month period ended September 30, 2011, from $31.4 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $1.35 and $1.03 for the nine-month periods ended September 30, 2011 and 2010, respectively. During the first nine months of 2010, the Company acquired Old Southern Bank, Key West Bank, Coastal Community Bank and Bayside Savings Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $3.0 million of merger and acquisition expenses for the first nine months of 2010. Excluding the financial impact of these two items, the Company would have reported $27.5 million or $0.89 diluted earnings per share for the first nine months of 2010. Excluding these items, our net income increased $13.0 million or 47.4% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with a 38 basis point improvement in net interest margin, reduced provision for loan losses as a result of improving asset quality for 2011 plus new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.
     Our annualized return on average assets was 1.48% for the nine months ended September 30, 2011, compared to 1.38% for the same period in 2010. Our annualized return on average common equity was 11.67% for the nine months ended September 30, 2011, compared to 9.06% for the same period in 2010, respectively. Excluding the financial impact of the net acquisition gains for the first nine months of 2010; our annualized return on average assets and annualized return on average common equity was 1.21% and 7.87%, respectively. This reflects an improvement in our ratios from 2010 to 2011 consistent with the previously discussed changes in earnings for the nine months ended September 30, 2011, compared to the same period in 2010.

     Our annualized net interest margin, on a fully taxable equivalent basis, was 4.68% for the nine months ended September 30, 2011, compared to 4.30% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the nine months ended the effective yield on non-covered loans and covered loans was 6.49% and 7.02%, respectively.
     Our efficiency ratio was 50.09% for the nine months ended September 30, 2011, compared to 47.82% for the same period in 2010. Excluding the financial impact of the net acquisition gains for the first nine months of 2010; our efficiency ratio was 49.18%. While we were able to improve net interest income and improve our net interest margin by 38 basis points plus new income from FDIC indemnification accretion the lack of progress in our ratio from 2010 to 2011 primarily resulted from the cost increases associated with our newly acquired FDIC-assisted branches.
  Financial Condition as of and for the Period Ended September 30, 2011 and December 31, 2010
     Our total assets as of September 30, 2011 decreased $140.5 million, an annualized reduction of 5.0%, to $3.62 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $66.0 million, an annualized reduction of 4.7%, to $1.83 billion as of September 30, 2011, from $1.89 billion as of December 31, 2010. Our loan portfolio covered by loss share decreased by $64.5 million, an annualized reduction of 15.0%, to $511.3 million as of September 30, 2011, from $575.8 million as of December 31, 2010. Stockholders’ equity decreased $13.8 million to $463.1 million as of September 30, 2011, compared to $476.9 million as of December 31, 2010. Common stockholders’ equity was $463.1 million at September 30, 2011 compared to $427.5 million at December 31, 2010, an increase of $35.7 million. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The decrease in stockholders’ equity is primarily associated with the Company repaying the TARP funds during the third quarter of 2011 offset by the $49.1 million of comprehensive income less the $6.6 million of dividends paid for 2011 and the $5.5 million used to repurchase 250,000 shares of common stock. The annualized decline in stockholders’ equity for the first nine months of 2011 was 3.9%.
     As of September 30, 2011, our non-performing non-covered loans decreased to $27.9 million, or 1.53%, of total non-covered loans from $49.5 million, or 2.62%, of total non-covered loans as of December 31, 2010. The allowance for loan losses as a percent of non-performing loans increased to 195.69% as of September 30, 2011, compared to 107.77% as of December 31, 2010. Non-performing non-covered loans in Arkansas were $8.6 million at September 30, 2011 compared to $23.4 million as of December 31, 2010. Non-performing non-covered loans in Florida were $19.2 million at September 30, 2011 compared to $26.1 million as of December 31, 2010.
     As of September 30, 2011, our non-performing non-covered assets improved to $44.6 million, or 1.55%, of total non-covered assets from $61.2 million, or 2.08%, of total non-covered assets as of December 31, 2010. Non-performing non-covered assets in Arkansas were $20.4 million at September 30, 2011 compared to $28.7 million as of December 31, 2010. Non-performing non-covered assets in Florida were $24.2 million at September 30, 2011 compared to $32.5 million as of December 31, 2010.
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

     We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, acquisition accounting for covered loans and related indemnification asset, investments, intangible assets, income taxes and stock options.
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
     Loans considered impaired, under FASB ASC 310-10-35, are loans for which, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company applies this policy even if delays or shortfalls in payment are expected to be insignificant. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

     FDIC-Assisted Acquisitions
     The acquisitions of Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank are seen as attractive by Home BancShares. The transactions provide the ability to expand into opportunistic markets and increase market share in Florida. The transactions are anticipated to be profitable due to the pricing associated with the acquired loan portfolio and the establishment of the indemnification asset. The ability to add immediate deposit growth helps to supplement organic deposit growth. Also, reduction in the duplication of efforts and centralization of functions within the organizations is expected to lead to increased efficiencies and increased profitability. Should the acquired markets not perform as expected, the losses associated with the covered assets significantly exceed expectations or the operational efforts required to integrate the acquisitions and manage the loss share require significantly more resources than anticipated, the overall financial performance of the acquired institutions may not reach expectations which may adversely affect the overall financial performance of our Company.
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
     Future Acquisitions
     In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Florida, Arkansas and other nearby markets through pursuing additional FDIC-assisted acquisition opportunities and non FDIC-assisted bank acquisitions. While we seek to be a successful bidder to the FDIC on one or more additional failed depository institutions within our targeted markets, there is no assurance that we will be the winning bidder on other FDIC-assisted transactions.
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
     During our FDIC-assisted acquisitions, the Company initially kept open all branch locations of the failed institutions. Upon acquisition, the Company has 90 days to determine its desire not to retain certain branch locations and an additional 90 days to complete the branch closure. The Company has subsequently evaluated all of the branch locations acquired from the FDIC-assisted acquisitions. As a result of the evaluation process for cost saving opportunities as part of our aspirations to maximize efficiencies, the Company notified the FDIC of its desire not to acquire certain branch locations. During the first quarter of 2011, the Company completed seven strategic branch closures. These include one branch in Port St. Joe and one grocery store branch in each of the Crawfordville and Blountstown locations. The remaining four strategic branch closures during the first quarter were branches associated with the acquisition of Gulf State Community Bank in 2010. The Company completed one additional branch closure during the second quarter associated with the Gulf State acquisition. The Company believes it has the appropriate infrastructure to service its acquired customer base with the branches retained.
Results of Operations
     For Three and Nine Months Ended September 30, 2011 and 2010
     Our net income increased 49.7% to $14.3 million for the three-month period ended September 30, 2011, from $9.6 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $0.48 and $0.31 for the three-month periods ended September 30, 2011 and 2010, respectively. The $4.8 million increase in net income is primarily associated with increased additional net interest income resulting from our 2010 FDIC-assisted acquisitions combined with a 40 basis point increase in net interest margin, no provision for loan losses as a result of improved asset quality for the third quarter of 2011, no merger related expenses for the third quarter 2011 and gain on sale of OREO in the third quarter of 2011 when compared to the OREO loss in the third quarter of 2010 offset by the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth.
     Our net income increased 29.2% to $40.6 million for the nine-month period ended September 30, 2011, from $31.4 million for the same period in 2010. On a diluted earnings per share basis, our earnings were $1.35 and $1.03 for the nine-month periods ended September 30, 2011 and 2010, respectively. During the first nine months of 2010, the Company acquired Old Southern Bank, Key West Bank, Coastal Community Bank and Bayside Savings Bank in FDIC-assisted acquisitions. These transactions resulted in a $9.3 million pre-tax gain on acquisitions and $3.0 million of merger and acquisition expenses for the first nine months of 2010. Excluding the financial impact of these two items, the Company would have reported $27.5 million or $0.89 diluted earnings per share for the first nine months of 2010. Excluding these items, our net income increased $13.0 million or 47.4% which was a result primarily associated with our increase in net interest income from the additional earning assets obtained in our FDIC-assisted transactions combined with a 38 basis point improvement in net interest margin, reduced provision for loan losses as a result of improving asset quality for 2011 plus new income from FDIC indemnification accretion offset by increased costs associated with the asset growth.

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
     Net interest income on a fully taxable equivalent basis increased $5.6 million, or 17.9%, to $36.8 million for the three-month period ended September 30, 2011, from $31.2 million for the same period in 2010. This increase in net interest income was the result of a $4.2 million increase in interest income combined with a $1.4 million decrease in interest expense. The $4.2 million increase in interest income was primarily the result of a higher level of earning assets combined with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $2.0 million, while the repricing of our earning assets resulted in a $2.3 million increase in interest income for the three-month period ended September 30, 2011. The $1.4 million decrease in interest expense for the three-month period ended September 30, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.4 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $47,000.
     Net interest income on a fully taxable equivalent basis increased $23.0 million, or 26.7%, to $109.3 million for the nine-month period ended September 30, 2011, from $86.2 million for the same period in 2010. This increase in net interest income was the result of a $20.9 million increase in interest income combined with a $2.1 million decrease in interest expense. The $20.9 million increase in interest income was primarily the result of a higher level of earning assets combined with improved pricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $14.8 million, while the repricing of our earning assets resulted in a $6.1 million increase in interest income for the nine-month period ended September 30, 2011. The $2.1 million decrease in interest expense for the nine-month period ended September 30, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $4.8 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $2.7 million.
     Net interest margin, on a fully taxable equivalent basis, was 4.75% and 4.68% for the three and nine months ended September 30, 2011 compared to 4.35% and 4.30% for the same periods in 2010, respectively. The Company has worked diligently to improve pricing on the loan portfolio and interest bearing deposits during this lower rate environment. Our ability to improve pricing plus the growth associated with our FDIC-assisted acquisitions allowed the Company to expand net interest margin. For the third quarter of 2011, the effective yield on non-covered loans and covered loans was 6.49% and 7.20%, respectively. For the nine months ended the effective yield on non-covered loans and covered loans was 6.49% and 7.02%, respectively.

     Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2011 and 2010, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2011, compared to the same period in 2010.
Table 1: Analysis of Net Interest Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Interest income	$43,259	$39,062	$129,594	$108,781
Fully taxable equivalent adjustment	1,112	1,084	3,337	3,201

Interest income — fully taxable equivalent	44,371	40,146	132,931	111,982
Interest expense	7,547	8,909	23,656	25,744

Net interest income — fully taxable equivalent	$36,824	$31,237	$109,275	$86,238

Yield on earning assets — fully taxable equivalent	5.72%	5.58%	5.70%	5.58%
Cost of interest-bearing liabilities	1.12	1.45	1.16	1.56
Net interest spread — fully taxable equivalent	4.60	4.13	4.54	4.02
Net interest margin — fully taxable equivalent	4.75	4.35	4.68	4.30
Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2011 vs. 2010	2011 v. 2010
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$1,968	$14,801
Increase (decrease) in interest income due to change in earning asset yields	2,257	6,148
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(47)	(2,714)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,409	4,802

Increase (decrease) in net interest income	$5,587	$23,037

     Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2011 and 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.
Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$147,296	$84	0.23%	$177,230	$92	0.21%
Federal funds sold	1,895	1	0.21	4,674	3	0.25
Investment securities — taxable	431,913	2,429	2.23	212,083	1,802	3.37
Investment securities — non-taxable	148,995	2,506	6.67	145,355	2,414	6.59
Loans receivable	2,346,663	39,351	6.65	2,312,684	35,835	6.15

Total interest-earning assets	3,076,762	44,371	5.72	2,852,026	40,146	5.58

Non-earning assets	551,584			449,710

Total assets	$3,628,346			$3,301,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,126,746	$1,214	0.43%	$892,232	$1,388	0.62%
Time deposits	1,288,919	4,424	1.36	1,211,551	4,931	1.61

Total interest-bearing deposits	2,415,665	5,638	0.93	2,103,783	6,319	1.19
Federal funds purchased	—	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	66,562	120	0.72	68,595	137	0.79
FHLB borrowed funds	148,641	1,250	3.34	211,792	1,854	3.47
Subordinated debentures	44,331	539	4.82	46,623	599	5.10

Total interest-bearing liabilities	2,675,199	7,547	1.12	2,430,793	8,909	1.45

Non-interest bearing liabilities
Non-interest bearing deposits	464,760			346,105
Other liabilities	28,823			23,688

Total liabilities	3,168,782			2,800,586
Stockholders’ equity	459,564			501,150

Total liabilities and stockholders’ equity	$3,628,346			$3,301,736

Net interest spread			4.60%			4.13%
Net interest income and margin		$36,824	4.75%		$31,237	4.35%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2011			2010
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$188,456	$331	0.23%	$153,071	$258	0.23%
Federal funds sold	6,735	9	0.18	12,835	13	0.14
Investment securities — taxable	382,011	6,793	2.38	207,867	5,364	3.45
Investment securities — non-taxable	150,587	7,480	6.64	140,301	7,228	6.89
Loans receivable	2,392,102	118,318	6.61	2,167,223	99,119	6.11

Total interest-earning assets	3,119,891	132,931	5.70	2,681,297	111,982	5.58

Non-earning assets	555,009			358,047

Total assets	$3,674,900			$3,039,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,120,279	$4,045	0.48%	$837,181	$3,777	0.60%
Time deposits	1,346,247	13,839	1.37	1,027,432	13,709	1.78

Total interest-bearing deposits	2,466,526	17,884	0.97	1,864,613	17,486	1.25
Federal funds purchased	—	—	0.00	25	—	0.00
Securities sold under agreement to repurchase	68,601	384	0.75	61,428	349	0.76
FHLB borrowed funds	152,619	3,768	3.30	234,152	6,113	3.49
Subordinated debentures	44,331	1,620	4.89	47,181	1,796	5.09

Total interest-bearing liabilities	2,732,077	23,656	1.16	2,207,399	25,744	1.56

Non-interest bearing liabilities
Non-interest bearing deposits	437,964			330,238
Other liabilities	27,385			18,650

Total liabilities	3,197,426			2,556,287
Stockholders’ equity	477,474			483,057

Total liabilities and stockholders’ equity	$3,674,900			$3,039,344

Net interest spread			4.54%			4.02%
Net interest income and margin		$109,275	4.68%		$86,238	4.30%

     Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2011 compared to the same period in 2010, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.
Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 over 2010			2011 over 2010
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(17)	$9	$(8)	$62	$11	$73
Federal funds sold	(1)	(1)	(2)	(7)	3	(4)
Investment securities — taxable	1,391	(764)	627	3,475	(2,046)	1,429
Investment securities — non-taxable	61	31	92	517	(265)	252
Loans receivable	534	2,982	3,516	10,754	8,445	19,199

Total interest income	1,968	2,257	4,225	14,801	6,148	20,949

Interest expense:
Interest-bearing transaction and savings deposits	313	(487)	(174)	1,117	(849)	268
Time deposits	301	(808)	(507)	3,692	(3,562)	130
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	(4)	(13)	(17)	40	(5)	35
FHLB borrowed funds	(534)	(70)	(604)	(2,029)	(316)	(2,345)
Subordinated debentures	(29)	(31)	(60)	(106)	(70)	(176)

Total interest expense	47	(1,409)	(1,362)	2,714	(4,802)	(2,088)

Increase (decrease) in net interest income	$1,921	$3,666	$5,587	$12,087	$10,950	$23,037

  Provision for Loan Losses
     Our management assesses the adequacy of the allowance for loan losses by applying the provisions of FASB ASC 310-10-35. Specific allocations are determined for loans considered to be impaired and loss factors are assigned to the remainder of the loan portfolio to determine an appropriate level in the allowance for loan losses. The allowance is increased, as necessary, by making a provision for loan losses. The specific allocations for impaired loans are assigned based on an estimated net realizable value after a thorough review of the credit relationship. The potential loss factors associated with the remainder of the loan portfolio are based on an internal net loss experience, as well as management’s review of trends within the portfolio and related industries.
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
     During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended each year at $29.9 million, $39.9 million and $49.5 million for 2008, 2009 and 2010, respectively. As of September 30, 2011, non-performing non-covered loans has improved downward to $27.9 million.
     The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. No provision was recorded for the three-month period ended September 30, 2011, compared to $3.0 million recorded during the same period in 2010. Our provision for loan losses decreased $8.6 million, or 87.3% to $1.3 million for the nine-month period ended September 30, 2011, from $9.9 million for the same period in 2010. The net loans charged off for the three-month period ended September 30, 2011 were $2.3 million compared to net loans charged off of $2.8 million for the same period in 2010. The net loans charged-off for the nine-month period ended September 30, 2011 were $90,000 compared to $9.0 million for the same period in 2010. The decreased provision for loan loss during the third quarter is a result of the decline in net charge-offs for the three-month period ended September 30, 2011 plus improved asset quality for the third quarter of 2011. The decreased provision for loan loss for 2011 is a result of the Company being in a low net charge off position for the nine-month periods ended September 30, 2011 versus a greater net charge-off position during 2010 plus improving asset quality for 2011. The net charge-offs were approximately $708,000 for Arkansas and approximately $1.6 million for Florida for the three-months ended September 30, 2011. The net recoveries were approximately $2.7 million for Arkansas and net charge-offs were approximately $2.7 million for Florida for the nine-months ended September 30, 2011.
Non-Interest Income
     Total non-interest income was $10.0 million and $29.1 million for the three-month and nine-month periods ended September 30, 2011 compared to $8.3 million and $33.2 million for the same periods in 2010, respectively. Excluding the gain on acquisitions during the first nine months of 2010, non-interest income was $23.8 million for the nine-month period ended September 30, 2010. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

     Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2011 and 2010, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2011 compared to the same period in 2010.
Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2011 Change		September 30,		2011 Change
	2011	2010	from 2010		2011	2010	from 2010
	(Dollars in thousands)
Service charges on deposit accounts	$3,638	$3,551	$87	2.5%	$10,428	$10,275	$153	1.5%
Other service charges and fees	2,489	1,816	673	37.1	7,375	5,353	2,022	37.8
Mortgage lending income	783	760	23	3.0	2,089	1,822	267	14.7
Mortgage servicing income	—	—	—	0.0	—	314	(314)	(100.0)
Insurance commissions	428	248	180	72.6	1,505	904	601	66.5
Income from title services	126	98	28	28.6	327	353	(26)	(7.4)
Increase in cash value of life insurance	323	330	(7)	(2.1)	849	1,106	(257)	(23.2)
Dividends from FHLB, FRB & bankers’ bank	184	151	33	21.9	506	419	87	20.8
Gain on acquisitions	—	—	—	0.0	—	9,334	(9,334)	(100.0)
Gain on sale of SBA loans	—	—	—	0.0	259	18	241	1,338.9
Gain (loss) on sale of premises and equipment, net	6	2	4	200.0	79	221	(142)	(64.3)
Gain (loss) on OREO, net	69	(1,063)	1,132	(106.5)	(1,032)	(1,308)	276	(21.1)
Gain (loss) on securities, net	5	(37)	42	(113.5)	5	(37)	42	(113.5)
FDIC indemnification accretion	1,314	1,895	(581)	(30.7)	4,614	2,631	1,983	75.4
Other income	595	556	39	7.0	2,123	1,767	356	20.1

Total non-interest income	$9,960	$8,307	$1,653	19.9%	$29,127	$33,172	$(4,045)	(12.2)%

     Non-interest income increased $1.7 million, or 19.9%, to $10.0 million for the three-month period ended September 30, 2011 from $8.3 million for the same period in 2010. The primary factors that resulted in this increase are new income from additional service charges and fees associated with growth from our FDIC-assisted acquisitions and gain on sale of OREO in the third quarter of 2011 when compared to the OREO loss in the third quarter of 2010 offset by the expected reduction in income from FDIC indemnification accretion.
     Non-interest income excluding gains on acquisitions increased $5.3 million, or 22.2%, to $29.1 million for the nine-month period ended September 30, 2011 from $23.8 million for the same period in 2010. The primary factors that resulted in this increase are new income from FDIC indemnification accretion and additional service charges and fees associated with growth from our FDIC-assisted acquisitions. Included in other income is a first quarter 2011 $308,000 gain from life insurance proceeds of a former bank director.
     Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset was recorded at fair value at the acquisition date. The difference between the fair value recorded at the acquisition date and the gross reimbursements expected to be received from the FDIC are accreted into income over the life of the indemnification asset using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Because of this time value of money type accretion, the accretion amounts are expected to be higher in initial periods and decline during future periods.
  Non-Interest Expense
     Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

     Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2011 and 2010, as well as changes for the three-month and nine-month periods ended September 30, 2011 compared to the same period in 2010.
Table 6: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2011 Change		September 30,		2011 Change
	2011	2010	from 2010		2011	2010	from 2010
	(Dollars in thousands)
Salaries and employee benefits	$10,691	$9,637	$1,054	10.9%	$32,449	$27,251	$5,198	19.1%
Occupancy and equipment	3,562	3,264	298	9.1	10,923	9,036	1,887	20.9
Data processing expense	1,185	848	337	39.7	3,607	2,664	943	35.4
Other operating expenses:
Advertising	1,033	532	501	94.2	3,046	1,351	1,695	125.5
Merger and acquisition expenses	—	1,653	(1,653)	(100.0)	11	2,970	(2,959)	(99.6)
Amortization of intangibles	705	674	31	4.6	2,122	1,736	386	22.2
Amortization of mortgage servicing rights	—	—	—	0.0	—	436	(436)	(100.0)
Electronic banking expense	682	495	187	37.8	2,038	1,468	570	38.8
Directors’ fees	230	176	54	30.7	594	502	92	18.3
Due from bank service charges	119	142	(23)	(16.2)	378	335	43	12.8
FDIC and state assessment	1,062	908	154	17.0	3,213	2,792	421	15.1
Insurance	447	309	138	44.7	1,226	905	321	35.5
Legal and accounting	367	426	(59)	(13.8)	1,276	1,170	106	9.1
Mortgage servicing expense	—	4	(4)	(100.0)	—	164	(164)	(100.0)
Other professional fees	522	385	137	35.6	1,504	1,066	438	41.1
Operating supplies	260	226	34	15.0	871	619	252	40.7
Postage	243	167	76	45.5	730	481	249	51.8
Telephone	234	240	(6)	(2.5)	756	530	226	42.6
Other expense	2,394	1,208	1,186	98.2	6,709	3,363	3,346	99.5

Total non-interest expense	$23,736	$21,294	$2,442	11.5%	$71,453	$58,839	$12,614	21.4%

     Non-interest expense increased $2.4 million, or 11.5%, to $23.7 million for the three-month period ended September 30, 2011, from $21.3 million for the same period in 2010. Non-interest expense increased $12.6 million, or 21.4%, to $71.5 million for the nine-month period ended September 30, 2011, from $58.8 million for the same period in 2010. Excluding the merger and acquisition expenses, non-interest expense increased $15.6 million or 27.9%. This increase is primarily the result of the additional operating costs associated with the branch locations acquired from the FDIC-assisted transactions in during 2010 and the normal increase in cost of doing business. We acquired 37 branch locations since we began acquiring FDIC-assisted bank in March of 2010 closing one in 2010 and eight during the first nine months of 2011.
  Income Taxes
     The provision for income taxes increased $3.0 million, or 65.5%, to $7.6 million for the three-month period ended September 30, 2011, from $4.6 million as of September 30, 2010. The provision for income taxes increased $5.7 million, or 35.1%, to $21.8 million for the nine-month period ended September 30, 2011, from $16.1 million as of September 30, 2010. The effective income tax rate was 34.8% and 34.9% for the three-month and nine-month periods ended September 30, 2011, compared to 32.5% and 33.9% for the same periods in 2010. The primary cause of this increase is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended September 30, 2011 and December 31, 2010
     Our total assets as of September 30, 2011 decreased $140.5 million, an annualized reduction of 5.0%, to $3.62 billion from the $3.76 billion reported as of December 31, 2010. Our loan portfolio not covered by loss share decreased by $66.0 million, an annualized reduction of 4.7%, to $1.83 billion as of September 30, 2011, from $1.89 billion as of December 31, 2010. Our loan portfolio covered by loss share decreased by $64.5 million, an annualized reduction of 15.0%, to $511.3 million as of September 30, 2011, from $575.8 million as of December 31, 2010. Stockholders’ equity decreased $13.8 million to $463.1 million as of September 30, 2011, compared to $476.9 million as of December 31, 2010. Common stockholders’ equity was $463.1 million at September 30, 2011 compared to $427.5 million at December 31, 2010, an increase of $35.7 million. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The decrease in stockholders’ equity is primarily associated with the Company repaying the TARP funds during the third quarter of 2011 offset by the $49.1 million of comprehensive income less the $6.6 million of dividends paid for 2011 and the $5.5 million used to repurchase 250,000 shares of common stock. The annualized decline in stockholders’ equity for the first nine months of 2011 was 3.9%.
Loans Receivable Not Covered by Loss Share
     Our non-covered loan portfolio averaged $1.81 billion and $1.84 billion during the three-month and nine-month periods ended September 30, 2011. Non-covered loans were $1.83 billion as of September 30, 2011, compared to $1.89 billion as of December 31, 2010, an annualized decrease of 4.7%. The slowdown in loan growth from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.
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
     Certain credit markets have experienced difficult conditions and volatility during 2009, 2010 and the first nine months of 2011, particularly Florida. The Florida market currently is approximately 87.9% secured by real estate and 16.8% of our loan portfolio not covered by loss share.

     Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.
Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2011	December 31, 2010
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$744,749	$805,635
Construction/land development	366,926	348,768
Agricultural	26,683	26,798
Residential real estate loans:
Residential 1-4 family	353,110	371,381
Multifamily residential	59,974	59,319

Total real estate	1,551,442	1,611,901
Consumer	40,225	51,642
Commercial and industrial	170,695	184,014
Agricultural	35,238	16,549
Other	28,773	28,268

Loans receivable not covered by loss share	$1,826,373	$1,892,374

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
     As of September 30, 2011, non-covered commercial real estate loans totaled $1.14 billion, or 62.3% of our non-covered loan portfolio, compared to $1.18 billion, or 62.4% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial real estate loans are approximately 10.1% of our non-covered loan portfolio.
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
     As of September 30, 2011, non-covered residential real estate loans totaled $413.1 million, or 22.6% of our non-covered loan portfolio, compared to $430.7 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered residential real estate loans are approximately 4.6% of our non-covered loan portfolio.
     Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

     As of September 30, 2011, our non-covered installment consumer loan portfolio totaled $40.2 million, or 2.2% of our total non-covered loan portfolio, compared to the $51.6 million, or 2.7% of our non-covered loan portfolio as of December 31, 2010. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Florida non-covered consumer loans are approximately 1.1% of our non-covered loan portfolio.
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
     As of September 30, 2011, non-covered commercial and industrial loans outstanding totaled $170.7 million, or 9.3% of our non-covered loan portfolio, compared to $184.0 million, or 9.7% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Florida non-covered commercial and industrial loans are approximately 0.63% of our non-covered loan portfolio.
  Total Loans Receivable
Table 8: Total Loans Receivable
As of September 30, 2011

	Loans	Loans
	Receivable	Receivable	Total
	Not Covered by	Covered by FDIC	Loans
	Loss Share	Loss Share	Receivable
		(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$744,749	$189,558	$934,307
Construction/land development	366,926	117,143	484,069
Agricultural	26,683	3,413	30,096
Residential real estate loans
Residential 1-4 family	353,110	158,701	511,811
Multifamily residential	59,974	9,010	68,984

Total real estate	1,551,442	477,825	2,029,267
Consumer	40,225	454	40,679
Commercial and industrial	170,695	32,183	202,878
Agricultural	35,238	—	35,238
Other	28,773	864	29,637

Total	$1,826,373	$511,326	$2,337,699

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
     Table 9 sets forth information with respect to our non-performing non-covered assets as of September 30, 2011 and December 31, 2010. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.
Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Non-accrual non-covered loans	$25,373	$48,924
Non-covered loans past due 90 days or more (principal or interest payments)	2,481	578

Total non-performing non-covered loans	27,854	49,502

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	16,541	11,626
Other non-performing non-covered assets	222	77

Total other non-performing non-covered assets	16,763	11,703

Total non-performing non-covered assets	$44,617	$61,205

Allowance for loan losses to non-performing non-covered loans	195.69%	107.77%
Non-performing non-covered loans to total non-covered loans	1.53	2.62
Non-performing non-covered assets to total non-covered assets	1.55	2.08
     Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 69.1% and 52.7% of our non-performing non-covered loans as of September 30, 2011 and December 31, 2010, respectively.
     Total non-performing non-covered loans improved to $27.9 million as of September 30, 2011, compared to the $49.5 million as of December 31, 2010. As of September 30, 2011 and December 31, 2010, non-performing non-covered loans are $19.2 million and $26.1 million in the Florida market, respectively.
     During the first quarter we reached the end of the high season in the Florida Keys, and it was the best season in recent history in terms of tourism. As a result, we had several Keys credits that performed in a manner that we were able to return them onto an accruing basis in the first quarter, and this reduced our non-performing loans. In addition, through the completion of the legal process, we moved two Arkansas relationships in the first quarter from non-performing to non-covered foreclosed assets held for sale. The positive reduction of non-performing non-covered loans in the first quarter was $16.0 million. We have continued to experience improvement in non-performing loans and non-performing assets in the second and third quarters of 2011.

     While we believe our allowance for loan losses is adequate at September 30, 2011, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during the fourth quarter of 2011 or during 2012.
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
     In this current real estate crisis that the nation in general and Florida in particular has been experiencing, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2011, we had $51.4 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $29.7 million of these non-covered restructured loans.
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
     The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The Bank continues to work with borrowers who are experiencing financial difficulties, 91.2% and 82.2% of all restructured loans are performing to the terms of the restructure as of September 30, 2011 and December 31, 2010, respectively.
     Total foreclosed assets held for sale not covered by loss share were $16.5 million as of September 30, 2011, compared to $11.6 million as of December 31, 2010, for an increase of $4.9 million. The foreclosed assets held for sale not covered by loss share are comprised of $4.9 million of assets located in Florida with the remaining $11.6 million of assets located in Arkansas. During 2011, we have only had three large foreclosed properties greater than $1.0 million. We had one large foreclosed housing development loan in the Florida Keys, one large multi-family property in central Arkansas and currently have one large development loan in northwest Arkansas in foreclosure.
     During April 2011, we sold the large foreclosed housing development in the Florida Keys. The carrying value of this non-covered property was $4.0 million, and it sold for $2.8 million resulting in a $1.2 million loss for the second quarter of 2011.

     During September 2011, we sold the large multi-family property in central Arkansas that was placed in foreclosed assets during the second quarter of 2011. The carrying value of this non-covered property was $3.7 million, and it sold for $5.7 million. Because this property was settled within 90 days of foreclosure, the $2.0 million difference is reflected as a recovery in the allowance for loan losses.
     The large development loan in northwest Arkansas was moved into foreclosed assets during the first quarter of 2011. The carrying value of this non-covered foreclosed property is $3.6 million.
     The losses on these loans were addressed during the fourth quarter of 2010. No additional charge-offs were needed when these loans were moved into foreclosed assets during 2011. The Company does not currently anticipate any additional losses on these properties. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.
     At September 30, 2011, total foreclosed assets held for sale were $48.7 million. Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2011.
Table 10: Total Foreclosed Assets Held For Sale

	September 30, 2011
	Not Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,779	$8,258	$16,037
Construction/land development	5,631	13,914	19,545
Agriculture	—	599	599
Residential real estate loans
Residential 1-4 family	3,131	9,412	12,543
Multifamily residential	—	—	—

Total	$16,541	$32,183	$48,724

     If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $462,000 and $616,000 for the three-month periods ended September 30, 2011 and 2010, respectively and $1.8 million for both the nine-month periods ended September 30, 2011 and 2010, respectively would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and nine-month periods ended September 30, 2011 and 2010 was considered immaterial.
     A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. Additionally, all TDRs are considered impaired loans. As of September 30, 2011, average non-covered impaired loans were $105.3 million compared to $54.5 million as of September 30, 2010. As of September 30, 2011, non-covered impaired loans were $118.4 million, compared to $92.3 million as of December 31, 2010, for an increase of $26.1 million. This increase is the result of the underlying value of collateral on non-covered loans continuing to deteriorate in the current unfavorable economic conditions, particularly in the fourth quarter of 2010. As of September 30, 2011, our Florida market accounted for $52.7 million of the non-covered impaired loans.

     We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West and Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these six transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at September 30, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.
     Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.
Past Due and Non-Accrual Loans
     Table 11 shows the summary non-accrual loans as of September 30, 2011:
Table 11: Total Non-Accrual Loans

	September 30, 2011
	Not
	Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$5,028	$—	$5,028
Construction/land development	1,702	—	1,702
Agricultural	939	—	939
Residential real estate loans
Residential 1-4 family	14,033	—	14,033
Multifamily residential	—	—	—

Total real estate	21,702	—	21,702
Consumer	1,823	—	1,823
Commercial and industrial	1,808	—	1,808
Agricultural	—	—	—
Other	40	—	40

Total non-accrual loans	$25,373	$—	$25,373

     Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2011:

Table 12: Total Loans Accruing Past Due 90 Days or More

	September 30, 2011
	Not
	Covered by	Covered by FDIC
	Loss Share	Loss Share	Total
		(In thousands)
Non-accrual loans
Commercial real estate loans
Non-farm/non-residential	$—	$30,894	$30,894
Construction/land development	50	48,823	48,873
Agricultural	—	335	335
Residential real estate loans
Residential 1-4 family	277	37,618	37,895
Multifamily residential	—	—	—

Total real estate	327	117,670	117,997
Consumer	105	232	337
Commercial and industrial	—	5,942	5,942
Agricultural	—	—	—
Other	2,049	30	2,079

Total loans past due 90 days or more	$2,481	$123,874	$126,355

     The Company’s total past due and non-accrual covered loans to total covered loans was 24.2% as of September 30, 2011.
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
     Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. The majority of the Company’s impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loans. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses, and if necessary, adjustments are made to the specific allocation provided for a particular loan.

     For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order a new appraisal for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower’s repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal is required, it is ordered and will be taken into consideration during the next completion of the impairment analysis.
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
     Allocations for Criticized and Classified Assets not Individually Evaluated for Impairment. We establish allocations for loans rated “special mention” through “loss” in accordance with the guidelines established by the regulatory agencies. A percentage rate is applied to each loan category to determine the level of dollar allocation.
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
     Charge-offs and Recoveries. Total charge-offs increased to $6.4 million for the three months ended September 30, 2011, compared to $3.0 million for the same period in 2010. Total charge-offs decreased to $9.6 million for the nine months ended September 30, 2011, compared to $10.8 million for the same period in 2010.
     The third quarter of 2011 charge-offs primarily represent loans which had already been fully reserved with specific reserve allocations. More specifically, in the third quarter we charged off approximately $5.3 million on loans that were eligible for a specific reserve and the allocation on those loans totaled approximately $7.0 million.

     Total recoveries increased to $4.1 million for the three months ended September 30, 2011, compared to $217,000 for the same period in 2010. Total recoveries increased to $9.5 million for the nine months ended September 30, 2011, compared to $1.8 million for the same period in 2010. For the three months ended September 30, 2011, the net charge-offs were $708,000 for Arkansas and net charge-offs were $1.6 million for Florida. For the nine months ended September 30, 2011, the net recoveries were $2.7 million for Arkansas and net charge-offs were $2.7 million for Florida. During 2011, we have had four large recoveries greater than $1.0 million related to debt settlement. These recoveries range from $1.3 million to $3.0 million and total $7.7 million of the $9.5 million recovered during 2011.
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
     The changes for the period ended September 30, 2011 and the year ended December 31, 2010 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

     Table 13 presents the allocation of allowance for loan losses as of September 30, 2011 and December 31, 2010.
Table 13: Allocation of Allowance for Loan Losses

	As of September 30, 2011		As of December 31, 2010
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
		(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$22,213	40.8%	$16,874	42.6%
Construction/land development	8,043	20.1	12,002	18.5
Agricultural	582	1.5	373	1.4
Residential real estate loans:
Residential 1-4 family	9,763	19.3	11,065	19.6
Multifamily residential	3,065	3.3	3,232	3.1

Total real estate	43,666	85.0	43,546	85.2
Consumer	1,669	2.2	815	2.7
Commercial and industrial	6,436	9.3	6,357	9.7
Agricultural	323	1.9	207	0.9
Other	—	1.6	—	1.5
Unallocated	2,414	—	2,423	—

Total	$54,508	100.0%	$53,348	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.
Investments and Securities
     Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2011, we had no held-to-maturity or trading securities.
     Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $610.5 million as of September 30, 2011, compared to $469.9 million as of December 31, 2010. The estimated effective duration of our securities portfolio was 1.7 years as of September 30, 2011.
     As of September 30, 2011, $130.3 million, or 21.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $116.1 million, or 24.7%, of our available-for-sale securities as of December 31, 2010. To reduce our income tax burden, $166.2 million, or 27.2%, of our available-for-sale securities portfolio as of September 30, 2011, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $153.7 million, or 32.7%, of our available-for-sale securities as of December 31, 2010. Also, we had approximately $299.8 million, or 49.1%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2011, compared to $197.3 million, or 42.0%, of our available-for-sale securities as of December 31, 2010.

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
Deposits
     Our deposits averaged $2.88 billion and $2.90 billion for the three-month and nine-month periods ended September 30, 2011, respectively. Total deposits decreased $76.7 million, or a decrease of 3.5%, to $2.89 billion as of September 30, 2011, from $2.96 billion as of December 31, 2010. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.
     Our policy also permits the acceptance of brokered deposits. As of September 30, 2011 and December 31, 2010, brokered deposits were $112.9 million and $98.9 million, respectively. Included in these brokered deposits are $51.5 million and $51.3 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2011 and December 31, 2010, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.
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

     Table 14 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2011 and 2010.
Table 14: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2011		2010
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$464,761	—%	$346,105	—%
Interest-bearing transaction accounts	991,807	0.44	809,717	0.63
Savings deposits	134,939	0.33	82,515	0.46
Time deposits:
$100,000 or more	758,804	1.33	706,707	1.41
Other time deposits	530,115	1.40	504,844	1.90

Total	$2,880,426	0.78%	$2,449,888	1.02%

	Nine Months Ended September 30,
	2011		2010
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
		(Dollars in thousands)
Non-interest-bearing transaction accounts	$437,964	—%	$330,238	—%
Interest-bearing transaction accounts	990,613	0.49	761,305	0.62
Savings deposits	129,666	0.40	75,876	0.44
Time deposits:
$100,000 or more	794,364	1.27	573,766	1.70
Other time deposits	551,883	1.53	453,666	1.89

Total	$2,904,490	0.82%	$2,194,851	1.07%

  Securities Sold Under Agreements to Repurchase
     We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $12.1 million, or 21.6%, from $74.5 million as of December 31, 2010 to $62.4 million as of September 30, 2011.

FHLB Borrowed Funds
     Our FHLB borrowed funds were $142.9 million and $177.3 million at September 30, 2011 and December 31, 2010, respectively. All of the outstanding balance for September 30, 2011 and December 31, 2010 were issued as long-term advances. Our remaining FHLB borrowing capacity was $472.0 million and $383.6 million as of September 30, 2011 and December 31, 2010, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.
Subordinated Debentures
     Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of September 30, 2011 and December 31, 2010.
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
Stockholders’ Equity
     Stockholders’ equity was $463.1 million at September 30, 2011 compared to $476.9 million at December 31, 2010, a decrease of 3.9%. As of September 30, 2011 and December 31, 2010 our equity to asset ratio was 12.8% and 11.4%, respectively. Book value per share was $16.39 at September 30, 2011 compared to $15.02 at December 31, 2010.
     Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.08 and 0.0545 per share for the three-month periods ended September 30, 2011 and 2010 and $0.189 and $0.163 per share for the nine-month periods ended September 30, 2011 and 2010, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2011 and 2010 was 13.2% and 14.7%, respectively. The 2009 agreement between the Company and the Treasury limited the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock in July 2011, which the Company issued to the Treasury, this limitation has been removed.
     Stock Repurchase Program. During the third quarter of 2011, the Company utilized a small portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the period beginning August 8, 2011 and ending September 30, 2011, the Company repurchased a total of 250,000 shares with a weighted average stock price of $22.15. The Company believes the stock repurchased at this price is an excellent investment. The repurchased shares will be used to fulfill a proposed future restricted stock award program for the Company’s management team. The third quarter earnings were used to fund this repurchase.

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
     Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2011 and December 31, 2010, we met all regulatory capital adequacy requirements to which we were subject.
     Table 15 presents our risk-based capital ratios as of September 30, 2011 and December 31, 2010.
Table 15: Risk-Based Capital

	As of	As of
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$463,139	$476,925
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(67,745)	(69,609)
Unrealized (gain) loss on available-for-sale securities	(8,786)	(301)

Total Tier 1 capital	429,608	450,015

Tier 2 capital
Qualifying allowance for loan losses	33,399	33,948

Total Tier 2 capital	33,399	33,948

Total risk-based capital	$463,007	$483,963

Average total assets for leverage ratio	$3,560,601	$3,703,818

Risk weighted assets	$2,650,816	$2,696,406

Ratios at end of period
Leverage ratio	12.07%	12.15%
Tier 1 risk-based capital	16.21	16.69
Total risk-based capital	17.47	17.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00
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

Non-GAAP Financial Measurements
     We had $69.0 million, $71.1 million, and $68.1 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2011, December 31, 2010 and September 30, 2010, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 16 through 20, respectively.
Table 16: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
GAAP net income available to common stockholders	$13,824	$8,890	$38,746	$29,388
Intangible amortization after-tax	429	410	1,290	1,055

Earnings available to common stockholders excluding intangible amortization	$14,253	$9,300	$40,036	$30,443

GAAP diluted earnings per common share	$0.48	$0.31	$1.35	$1.03
Intangible amortization after-tax	0.02	0.02	0.05	0.04

Diluted earnings per common share excluding intangible amortization	$0.50	$0.33	$1.40	$1.07

Table 17: Tangible Book Value Per Share

	As of	As of
	September 30, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$16.39	$15.02
Tangible book value per common share: (A-C-D)/B	13.95	12.52

(A) Total common equity	$463,139	$427,469
(B) Common shares outstanding	28,259	28,452
(C) Goodwill	59,663	59,663
(D) Core deposit and other intangibles	9,325	11,447

Table 18: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Return on average assets: A/C	1.56%	1.15%	1.48%	1.38%
Return on average assets excluding intangible amortization: B/(C-D)	1.64	1.22	1.55	1.46
(A) Net income available to all stockholders	$14,312	$9,560	$40,574	$31,398
Intangible amortization after-tax	429	410	1,290	1,055

(B) Earnings excluding intangible amortization	$14,741	$9,970	$41,864	$32,453

(C) Average assets	$3,628,346	$3,301,736	$3,674,900	$3,039,344
(D) Average goodwill, core deposits and other intangible assets	69,333	65,584	70,031	61,151
Table 19: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(Dollars in thousands)
Return on average common equity: A/C	12.00%	7.81%	11.67%	9.06%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	14.59	9.55	14.32	10.92
(A) Net income available to common stockholders	$13,824	$8,890	$38,746	$29,388
(B) Earnings available to common stockholders excluding intangible amortization	14,253	9,300	40,036	30,443
(C) Average common equity	456,974	451,767	443,784	433,719
(D) Average goodwill, core deposits and other intangible assets	69,333	65,584	70,031	61,151
Table 20: Tangible Common Equity to Tangible Assets

	As of	As of
	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Equity to assets: B/A	12.79%	12.68%
Common equity to assets: C/A	12.79	11.36
Tangible common equity to tangible assets: (C-D-E)/(A-D-E)	11.09	9.65

(A) Total assets	$3,622,166	$3,762,646
(B) Total equity	463,139	476,925
(C) Total common equity	463,139	427,469
(D) Goodwill	59,663	59,663
(E) Core deposit and other intangibles	9,325	11,447

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
     Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2011, our cash and cash equivalents were $152.8 million, or 4.2% of total assets, compared to $287.5 million, or 7.6% of total assets, as of December 31, 2010. Our investment securities and federal funds sold were $614.2 million as of September 30, 2011 and $497.7 million as of December 31, 2010.
     We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of September 30, 2011 and December 31, 2010. These lines may be terminated by the respective lending institutions at any time.
     We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $142.9 million and $177.3 million at September 30, 2011 and December 31, 2010, respectively. All of the outstanding balances were issued as long-term advances. Our FHLB borrowing capacity was $472.0 million and $383.6 million as of September 30, 2011 and December 31, 2010.
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
     Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of September 30, 2011 was asset sensitive with a one-year cumulative repricing gap of 10.6%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.
     We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Table 21 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2011.
Table 21: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
				(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$104,053	$—	$—	$—	$—	$—	$—	$104,053
Federal funds sold	3,670	—	—	—	—	—	—	3,670
Investment securities	51,597	60,427	52,044	87,507	93,330	89,662	175,955	610,522
Loans receivable	531,277	224,938	302,810	470,117	414,833	306,845	86,879	2,337,699

Total earning assets	690,597	285,365	354,854	557,624	508,163	396,507	262,834	3,055,944

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	41,410	82,819	124,229	248,456	215,483	215,500	215,438	1,143,335
Time deposits	127,195	154,612	252,237	440,456	180,397	107,205	100	1,262,202
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	53,046	—	—	—	1,248	3,744	4,369	62,407
FHLB borrowed funds	24	47	71	12,158	30,294	10,715	89,592	142,901
Subordinated debentures	25,773	3,093	—	—	—	—	15,465	44,331

Total interest- bearing liabilities	247,448	240,571	376,537	701,070	427,422	337,164	324,964	2,655,176

Interest rate sensitivity gap	$443,149	$44,794	$(21,683)	$(143,446)	$80,741	$59,343	$(62,130)	$400,768

Cumulative interest rate sensitivity gap	$443,149	$487,943	$466,260	$322,814	$403,555	$462,898	$400,768
Cumulative rate sensitive assets to rate sensitive liabilities	279.1%	200.0%	153.9%	120.6%	120.2%	119.9%	115.1%
Cumulative gap as a % of total earning assets	14.5%	16.0%	15.3%	10.6%	13.2%	15.1%	13.1%

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
Article II. Changes in Internal Control Over Financial Reporting
     There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2011, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3: Defaults Upon Senior Securities
     Not applicable.
Item 4: (Reserved)

Item 5: Other Information
     Not applicable.
Item 6: Exhibits

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes — Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HOME BANCSHARES, INC.
(Registrant)

Date: November 8, 2011	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 8, 2011	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer