Form 10-K
period 2011-12-31
HOME BANCSHARES INC
filed 2012-03-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2011, was $514.6 million based upon the last trade price as reported on the NASDAQ Global Select Market of $23.64.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 28,231,256 shares as of March 2, 2012.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2011 Annual Meeting to be held on April 19, 2012.

HOME BANCSHARES, INC.

FORM 10-K

December 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future economic conditions, including inflation or a continued decrease in commercial real estate and residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the impact of the Dodd-Frank financial regulatory reform act and regulations to be issued thereunder;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

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

Company Overview

Home BancShares, Inc. (“Home BancShares,” which may also be referred to in this document as “we,” “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida and the Florida Panhandle and the Alabama Gulf Coast (beginning February 16, 2012). Although the Company has a diversified loan portfolio, at December 31, 2011 and 2010, commercial real estate loans represented 61.8% and 61.7% of gross loans and 292.3% and 319.3% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2011	2010	2009
		(In thousands)
Total assets	$3,604,117	$3,762,646	$2,684,865
Total deposits	2,858,031	2,961,798	1,835,423
Total revenue (interest income plus non-interest income)	213,115	216,171	162,912
Net income	54,741	17,591	26,806

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired and integrated Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired and integrated in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation assisted transactions, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2010, we integrated the acquisitions Old Southern Bank, Key West Bank, and Bayside Savings Bank. The conversions for Coastal Community Bank, Wakulla Bank and Gulf State Community Bank were completed during the first quarter of 2011.

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

Centennial Bank – On January 1, 2008, we acquired Centennial Bancshares, Inc. and its subsidiary, Centennial Bank. Centennial Bank had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million, in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 154,502 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After we were reimbursed 100% for those losses, the remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4.0 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.

Merger of Charters and Adoption of Centennial Bank Name – In December 2008, we began the process of combining the charters of our banks and adopting Centennial Bank as the common name. First State Bank and Marine Bank began the process by consolidating and adopting Centennial Bank as its new name. Community Bank and Bank of Mountain View followed and were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009. All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.

FDIC Acquisition Old Southern Bank—On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (Old Southern).

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

See the Company’s Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

FDIC Acquisition Key West Bank—On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement (Key West Bank Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (Key West).

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

FDIC Acquisition Coastal Community Bank and Bayside Savings Bank—On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC (collectively, the “Coastal-Bayside Agreements”), as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (Coastal) and Bayside Savings Bank (Bayside), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Coastal and Bayside.

FDIC Acquisition Wakulla Bank—On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (Wakulla).

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

FDIC Acquisition Gulf State Community Bank—On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the loans and certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (Gulf State).

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

Vision Bank – On November 16, 2011, we and Centennial Bank entered into a purchase and assumption agreement with Park National Corporation (Park) and it’s wholly owned subsidiary, Vision Bank (Vision), pursuant to which Centennial Bank would acquire substantially all operating assets and liabilities of Vision for purchase price of approximately $27.9 million. The acquisition closed on February 16, 2012.

Prior to the acquisition, Vision operated 8 banking centers in Baldwin County, Alabama, and 9 banking centers in the Florida panhandle. Centennial Bank acquired approximately $520 million in customer deposits and approximately $354 million in performing loans from Vision. Centennial Bank also acquired the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. In addition, Centennial Bank assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. Centennial Bank did not acquire Vision’s nonperforming loans and certain other loans nor its other real estate owned. Centennial Bank also received a put option to put an aggregate of $7.5 million of the purchased loans back to Park for a period of up to six months after the closing of the acquisition.

Our Management Team

The following table sets forth, as of December 31, 2011, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank
John W. Allison	65	Chairman of the Board	Chairman of the Board

C. Randall Sims	57	Chief Executive Officer and Director	Chief Executive Officer, President and Director

Randy E. Mayor	46	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis	46	Chief Accounting Officer and Investor Relations Officer	—

Kevin D. Hester	48	Chief Lending Officer	Chief Lending Officer and Director

Robert F. Birch, Jr.	61	—	Regional President

Tracy M. French	50	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•

Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets as well as economic opportunities related to the recent relocation of out-of-state businesses to central Arkansas and the Fayetteville Shale natural gas reserve in north central Arkansas. We believe the Central Florida market entered into during 2010 as a result of our FDIC acquisitions will give us new opportunities for organic growth. The Orlando MSA has approximately $35.0 billion in deposits of which we have a market share of less than 1%. While these locations provide opportunities, organic loan growth will be challenging in the current economic environment.

•

Strategic acquisitions – We believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas and other nearby markets, and in Florida, through pursuing FDIC-assisted acquisition opportunities and non FDIC-assisted bank acquisitions. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goal in making these decisions is to maximize the return to our shareholders and enhancing our franchise.

•

De novo branching – As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2011, no de novo branches were opened. We have no current plans for any additional de novo branch locations.

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

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•

Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. This centralized review process also applies to our banking operations in Florida, where the majority of our current non-performing loans were originated, and provides for close monitoring of the quality of our Florida loans. These efforts are supplemented by the relocation of our former director of loan review from our corporate headquarters in Arkansas to Florida to monitor our Florida operations and collections directly. In addition, in 2010 we promoted the chief lending officer of our Conway region to the chief lending officer of the Company. In 2011, we were able to hire an experienced banker in the Florida market. He came to us from Capital Bank (formerly TIB), where he was formerly President, and has a significant amount of experience in the Florida Keys. He has assumed the CLO role in the Keys, and will provide strong lending management and business development in this area of the company. Despite placing experienced management in Florida and promoting experienced management from within the Company to monitor loan quality, the declining market as well as other nonrecurring items led to a total impairment charge of approximately $53.4 million for certain loans in December of 2010. Of the $53.4 million total impairment charge, $22.8 million was related to several borrowing relationships in Florida while $30.6 million was primarily related to a $22.7 million borrowing relationship in Arkansas as well as $2.2 million in fraudulent Arkansas loans associated with the issuance of fraudulent rural improvement district bonds sold to various financial institutions in Arkansas. We believe this impairment charge was an uncommon occurrence due mostly to difficult economic conditions in our Florida market and unique circumstances involving the Arkansas borrower and fraudulent bonds. We continue to take an aggressive approach to resolving problem loans, including those problem loans acquired in the FDIC acquisitions. This hands-on approach is paying dividends, as we are experiencing reductions in levels of past due and non-accruing covered loans. We are committed to maintaining high credit quality standards.

•

Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of our newer branches and employees. Since December 2008, we have consolidated our six bank charters into one as part of our ‘Build a Better Bank’ (“B3”) program. During 2009, we began to see the benefits of the B3 program, which continued into 2010. During 2010, we acquired six FDIC-assisted transactions and have now incorporated them into our operating environment. As we work out the problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in these newly acquired markets. Our core efficiency ratio improved from 54.0% for the year ended 2009 to 49.6% for the year ended 2010. We remain focused on our non-interest expenses, with a core efficiency ratio of 48.76% at the end of 2011. Efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. Our core efficiency ratio is calculated similarly using core non-interest expense and core non-interest income, which exclude nonrecurring items such as the expenses associated with the FDIC-assisted acquisitions in 2010 or the completion of the charter consolidation in 2009 and nonrecurring gains or losses and other one-time nonrecurring events. These improvements in core operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income and the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•

Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•

Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain strong loan loss reserves; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), core efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels significantly above the regulatory capital requirements, without the need for additional capital, as a result of our focus on these governing principles, which allows us to take advantage of acquisition opportunities as they become available whether FDIC-assisted transactions or market transactions.

Our Market Areas

As of December 31, 2011, we conducted business principally through 43 branches located in central Arkansas, 2 branches in north central Arkansas, 2 branches in southern Arkansas, 9 branches in the Florida Keys, 6 branches in central Florida, 3 branches in southwestern Florida and 19 branches in the Florida Panhandle. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have significant opportunities for deposit market share growth. As of February 16, 2012, in connection with our acquisition of Vision Bank, we have added 9 additional branches in the Florida Panhandle and 8 branches in the Alabama Gulf Coast.

Our Arkansas market has experienced less volatility than our Florida market over the past 5 years, which has served to offset the weakness experienced in our Florida market. The recent national economic downturn has led to increases in defaults and foreclosures, and increases in the number and dollars of loan modifications primarily in the Florida market. However, the overall effect on the strength of the Company has been limited since the non-covered Florida loan portfolio only consists of 16.7% of total non-covered loans as of December 31, 2011.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2011, was comprised as follows:

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$698,986	$189,380	$888,366	39.6%
Construction/land development	361,846	103,535	465,381	20.8
Agricultural	28,535	3,155	31,690	1.4
Residential real estate loans
Residential 1-4 family	349,543	148,692	498,235	22.2
Multifamily residential	56,909	8,933	65,842	2.9

Total real estate	1,495,819	453,695	1,949,514	86.9
Consumer	37,923	334	38,257	1.7
Commercial and industrial	176,276	26,884	203,160	9.1
Agricultural	21,784	—	21,784	1.0
Other	28,284	826	29,110	1.3

Total	$1,760,086	$481,739	$2,241,825	100.0%

Real Estate – Non-farm/Non-residential. Non-farm/non-residential real estate loans consist primarily of loans secured by income-producing properties, such as shopping/retail centers, hotel/motel properties, office buildings, and industrial/warehouse properties. Commercial lending on income-producing property typically involves higher loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. This category of loans also includes specialized properties such as churches, marinas, and nursing homes. Additionally, we make commercial mortgage loans to entities to operate in these types of properties, and the repayment of these loans is dependent, in large part, on the cash flow generated by these entities in the operations of the business. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Real Estate – Construction/Land Development. This category of loans includes loans to residential and commercial developers to purchase raw land and to develop this land into residential and commercial land developments. In addition, this category includes construction loans for all of the types of real estate loans made by the Bank, including both commercial and residential. These loans are generally secured by a first lien on the real estate being purchased or developed. Often, the primary source of repayment will be the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of 50.5% owner occupied 1-4 family properties and 35.7% non-owner occupied 1-4 family properties (rental). The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 41.8% inventory/AR financing, 20.7% equipment/vehicle financing and 37.5% other, including letters of credit at less than 1%. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2011, the maximum amount outstanding to a single borrower was $61.2 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on the Bank’s books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

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

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have nine separate relationships that exceed this in-house limit, of which one is to a related party.

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

The Company plans to merge the book of business of Cook Insurance Agency into the Centennial Insurance Agency at some point in the future.

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

Competition

As of December 31, 2011, we conducted business through 84 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, White, Dallas, Cleveland, Conway, and Cleburne Counties in Arkansas and Monroe, Franklin, Bay, Leon, Wakulla, Orange, Calhoun, Gulf, Seminole, Charlotte, Lake, Liberty and Collier Counties in Florida. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2011, we had 774 full-time equivalent employees. Except for employees acquired in acquisitions, we expect that our 2012 staffing levels will approximate those at year end 2011. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

On January 16, 2009, we issued and sold to the Treasury 50,000 shares of our Fixed Rate Cumulative Perpetual Preferred Stock Series A, liquidation preference of $1,000 per share, and a ten-year warrant to purchase up to 288,129 shares of our common stock, par value $0.01 per share, at an exercise price of $26.03 per share. The aggregate purchase price for the securities was $50.0 million in cash. The shares of common stock underlying the warrant were reduced by half following our underwritten public offering of common stock in September 2009 and later adjusted for our 10% stock dividend in 2010 to a total of 158,471.50 shares at an exercise price of $23.664 per share. We used the Capital Purchase Program funds to increase and maintain capital levels in order to pursue acquisition and merger opportunities.

Despite some continued uncertainties in the financial markets and our active pursuit of FDIC-assisted transactions, we determined during 2011 that the additional TARP capital was no longer needed to maintain our position of a strong balance sheet with high capital ratios. On July 6, 2011, we repurchased all 50,000 shares of the Series A preferred shares from the Treasury for an aggregate repurchase price of approximately $50.4 million, including $354,167 in dividends accrued since our last quarterly dividend payment to the Treasury. As a result of our repurchase of the Series A preferred shares, we incurred a charge of approximately $488,000 in the third quarter of 2011, including $53,000 for the scheduled preferred cash dividend plus $453,000 for the acceleration of the discount on preferred stock to account for the difference between the amount at which the preferred stock sale was initially recorded and its redemption price. In addition to the repurchase amount, during 2011 we paid a total of approximately $1.3 million in dividends to the Treasury for the Series A senior preferred shares, which accrued at a rate of 5% per annum until the repurchase date.

Prior to the date we repurchased the Series A preferred shares, we were subject to certain restrictions under the TARP requirements with respect to share repurchases, payments of dividends to our common stock shareholders, and our executive compensation. Specifically, we could not declare or pay a quarterly cash dividend on our common stock above $0.0545 per share (adjusted for the 10% stock dividend in 2010) or engage in any share repurchases without prior approval of the Treasury. With respect to our executive compensation, during the period in which the Series A preferred shares were outstanding, we were prohibiting from (i) paying or accruing bonuses, retention awards and incentive compensation, other than qualifying long-term restricted stock or pursuant to certain preexisting employment contracts, to our five most highly-compensated employees, (ii) providing severance benefits, or other benefits due to a change in control of the Company, to our senior executive officers (“SEOs”) and next five most highly compensated employees, and (iii) providing tax “gross-ups” to our SEOs and the next 20 most highly compensated employees. We were also required to make subject to clawback any bonus, retention award, or incentive compensation paid to any of the SEOs and any of the next twenty most highly compensated employees if such compensation was based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, and to establish and maintain a policy on luxury or excessive expenditures. In addition, the compensation committee of our board of directors was required to semi-annually evaluate and review the risks involved in employee compensation plans. Finally, for the 2011 taxable year, we are prohibited from deducting more than $500,000 in annual compensation, including performance-based compensation, to each of the executives covered under Internal Revenue Code Section 162(m). Except for this compensation deduction limitation, the above requirements and restrictions no longer apply to the Company as of July 6, 2011.

On July 27, 2011, we repurchased the warrant from the Treasury for a total repurchase price of approximately $1.3 million.

As of December 31, 2011, our capital levels remain significantly above the levels needed to be considered “well capitalized” under the Federal Reserve Board’s capital adequacy guidelines, with a leverage ratio of 12.48%, Tier 1 risk-based capital ratio of 17.04% and a total risk-based capital ratio of 18.30%.

Small Business Lending Fund

On September 27, 2010, the President signed into law the Small Business Jobs Act of 2010. That act created the Small Business Lending Fund (“SBLF”), which provided up to $30 billion in funds to encourage community banks to lend to small businesses. Under the SBLF, which is unrelated to TARP, the Treasury would provide capital to qualifying banks and bank holding companies with less than $10 billion in assets by purchasing from the institution shares of Tier 1-qualifying senior perpetual non-cumulative preferred stock with a liquidation preference of $1,000 per share. Institutions, such as the Company, with total assets of more than $1 billion but less than $10 billion could borrow between 1% and 3% of their risk-weighted assets.

On February 14, 2011, the Company applied to participate in the SBLF in an amount equal to the TARP funds we received in 2009. We based our decision to apply to refinance our TARP capital under the SBLF on the potential opportunity to lower our dividend payments and thus reduce our costs of maintaining this capital. However, we determined upon further consideration that the Company no longer needed to maintain our TARP capital. Therefore, rather than participating in the SBLF, we chose to repay the TARP funds by repurchasing our Series A preferred shares from the Treasury, which we did on July 6, 2011.

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

The Dodd-Frank Act includes provisions that, among other things:

•

Centralized responsibility for consumer financial protection by creating the Bureau of Consumer Financial Protection, which is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws, including mortgage disclosure laws.

•	Created the Financial Stability Oversight Council that provides comprehensive monitoring to ensure the stability of our nation’s financial system.

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

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

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

Under the Bank Holding Company Act, if well capitalized and well managed, we, as well as other bank holding companies located within the states in which we operate, may purchase a bank located outside of those states. Conversely, a well capitalized and well managed bank holding company located outside of the states in which we operate may purchase a bank located inside those states. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2011, our Tier 1 risk-based capital ratio was 17.04% and our total risk-based capital ratio was 18.30%. Well capitalized is a Tier 1 and total risk-based capital ratio in excess of 6% and 10%, respectively. Thus, we are considered well capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well capitalized is a leverage ratio in excess of 5%. As of December 31, 2011, our leverage ratio was 12.48%.

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

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary.

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

In October 2008, separate from the EESA, the FDIC established the Temporary Liquidity Guarantee Program (the “TLG Program”). As a participant in the deposit guarantee portion of the TLG Program, we were subject to an annual coverage charge of 15 basis points for noninterest-bearing deposit accounts exceeding the existing deposit insurance limit of $250,000. The deposit guarantee portion of the TLG Program expired on December 31, 2011. On that date, Section 343 of the Dodd-Frank Act took effect, which extended the deposit insurance coverage for noninterest-bearing deposit accounts previously covered by the TLG Program. However, Section 343 does not require banks to pay an annual coverage charge for the noninterest-bearing accounts.

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

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. For the fourth quarter of 2009 and for all of 2010, the prepaid assessment rate was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect for the institution on September 30, 2009, was in effect for the entire third quarter of 2009. On December 30, 2009, the Company prepaid approximately $10.0 million for Centennial Bank, which is being expensed over the three-year prepayment period.

The prepaid assessment rate for 2011 and 2012, scheduled to be effective on January 1, 2011, was to equal the institution’s modified third quarter 2009 total base assessment rate plus three basis points. Our prepaid assessment base was to be calculated using our third quarter 2009 assessment base, adjusted quarterly for a five percent annual growth rate in the assessment base through the end of 2012. However, in October 2010, the FDIC adopted a new DIF restoration program to help bolster the DIF reserve ratio to 1.35% by September 2020 as required by the Dodd-Frank Act. Under the new plan, the FDIC opted against the three basis point assessment rate increase scheduled to take effect on January 1, 2011, and instead maintained the current schedule of assessment rates for all depository institutions. The new plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which became effective on April 1, 2011. The final rule, among other things, changes the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule also suspends indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In lieu of the dividends, the FDIC is adopting progressively lower assessment rate schedules when the reserve ratio exceeds 2.0% and 2.5%, respectively. The lower rate schedules are intended to prevent the DIF from becoming unnecessarily large while providing more stable and predictable assessment rates. Additionally, the final rule creates a new “scorecard” method of calculating assessment rates for institutions with assets of more than $10 billion (“large institutions”) and institutions with $50 billion or more in total assets controlled by a U.S. parent company with $500 billion or more in assets (“highly complex institutions”). This new pricing system for large institutions and highly complex institutions is expected to create higher assessment rates for institutions with high-risk asset concentration, less stable balance sheet liquidity, or higher loss severity in the event of a failure. The FDIC expects that this will result in lower assessments by at least 5% for most other banks. We expect, but cannot guarantee, that our deposit insurance assessments will decrease as a result of these changes.

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

As a system member, our bank subsidiary is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. Our bank subsidiary is in compliance with the stock ownership rules described above with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our bank subsidiary are secured by a portion of its respective loan portfolio, certain other investments and the capital stock of the FHLB held by such bank.

Mortgage Banking Operations. Our bank subsidiary is subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. In addition, our bank subsidiary is subject to the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act, and the rules promulgated thereunder which, among other things, require residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states. As part of this registration process, mortgage loan originators must furnish the Registry with certain information and fingerprints and undergo a criminal background check. Our bank subsidiary is also subject to regulation by the Arkansas State Bank Department, as applicable, with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

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

In 2011, the banking industry, and particularly community banks, continued to experience effects of the uncertainty in the financial markets and related economic downturn that resulted from negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors. The dramatic declines in the housing market in 2008 and 2009, with decreasing home prices and increasing delinquencies and foreclosures, have continued to negatively impact the credit performance of mortgage and construction loans and result in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many loans have declined and may remain depressed for some time. Reduced availability of commercial credit and sustained higher unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. As a result of this market turmoil and tightening of credit, our industry has continued to experience increased commercial and consumer deficiencies, reduced customer confidence, increased market volatility and generally reduced business activity. Lending by financial institutions to their customers and to each other remained anemic in 2011 due to continued concerns over the stability of the financial markets and the economy. The resulting economic pressure on consumers and businesses and the reduced confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

While general economic trends have shown signs of improving in recent months, we cannot be certain that the current market and economic conditions will substantially improve in the near future. Recent and ongoing events at the national and international levels continue to create uncertainty in the financial markets, and could adversely impact economic conditions in our local markets. For example, federal policy makers continue to debate potential actions to address weaknesses in the residential and commercial real estate markets across the country stemming from the recent downturn and the foreclosure crisis. In addition, financial turmoil in other areas of the world, particularly the recent crisis involving the debts of several European countries, weighed on financial markets in the United States during 2011. It remains unclear whether recent measures taken by the governments of those countries and by the European Union will be successful in resolving the crisis or how significantly a worsening of this crisis would impact the economy and financial markets in the United States.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not fully stabilize or maintain stability within the U.S. banking system.

In late 2008, the EESA authorized the Treasury, under the TARP program, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. The purpose of TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to one another. The Treasury allocated $250 billion toward TARP’s Capital Purchase Program to fund the purchase of equity securities from participating institutions. As described above, we issued to the Treasury Series A preferred shares and a warrant to purchase shares of our common stock pursuant to TARP’s Capital Purchase Program in January 2009. In July 2011, we repurchased our preferred shares and warrant from the Treasury and ended our participation in the Capital Purchase Program.

The EESA followed, and has been followed by, numerous actions by the Federal Reserve, the U.S. Congress, the Treasury, the FDIC, the SEC and others to address the liquidity and credit crisis that followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; efforts by the Federal Reserve to purchase U.S. Treasury bonds; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

In July 2010, the President signed into law the Dodd-Frank Act, which contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The act also mandates multiple studies, which could result in additional legislative or regulatory action. Due to the comprehensive nature of the Dodd-Frank Act and the potential for new measures, the full impact of the act remains difficult to assess.

The purposes of these legislative and regulatory actions were to stabilize the U.S. banking system and to prevent future financial crises like the one experienced in 2008 and 2009. While the banking system has achieved some stabilization, it is unknown whether the EESA, the Dodd-Frank Act and the other regulatory initiatives described above will produce broad, long-term stabilization, particularly if conditions in the real estate markets remain weak or worsen or if any significant negative developments occur with respect to the European debt crisis. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The act requires the issuance of a substantial number of new regulations by federal regulatory agencies which will affect financial institutions, many of which have yet to be issued or implemented.

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

The Dodd-Frank Act included provisions which repealed all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. Effective July 21, 2011, financial institutions may now pay interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. The Company is monitoring the competitive environment as to the interest rates other institutions are offering. Depending on competitive responses, we may choose to offer interest on demand deposits to attract additional customers or to maintain current customers and existing deposit balances. If we take such action, our interest expense will increase and our net interest margin will decrease, which could have a material adverse effect on our business, financial condition and results of operations.

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

In 2011, the FDIC approved a final rule implementing additional changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which became effective on April 1, 2011. The final rule, among other things, changes the assessment base for insured institutions from adjusted domestic deposits to average consolidated total assets less average tangible equity capital (Tier 1 capital). The rule also suspends indefinitely certain requirements of the FDIC to pay dividends from the DIF to prevent the DIF from becoming unnecessarily large and adopts, in place of the dividends, progressively lower assessment rate schedules when the reserve ratio exceeds certain levels. Additionally, the final rule changes the method of calculating assessment rates for large institutions and highly complex institutions, which the FDIC expects to result in higher assessment rates for these institutions and lower assessments for most other banks.

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

As of December 31, 2011, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 121.3% and our cumulative repricing gap position was 11.0% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 20.6% of our $2.24 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the declines in the interest rate environment since 2008, as of December 31, 2011, we had approximately $220.1 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. In addition, 67.1% of our loans receivable and 77.6% of our time deposits at December 31, 2011, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. During 2011, the allowance for loan losses decreased by 2.3%. The adverse economic conditions in our Florida market, particularly related to real estate, however, continue. As of December 31, 2011, our allowance for loan losses was approximately $52.1 million, or 2.96% of our total loans receivable not covered by loss share.

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

Our high concentration of real estate loans exposed us to increased lending risk.

As of December 31, 2011, the primary composition of our loan portfolio was as follows:

•	commercial real estate loans (excludes construction and land development) of $920.1 million, or 41.0% of total loans;

•	construction and land development loans of $465.4 million, or 20.8% of total loans;

•	commercial and industrial loans of $203.2 million, or 9.1% of total loans;

•	residential real estate loans of $564.1 million, or 25.1% of total loans; and

•	consumer loans of $38.3 million, or 1.7% of total loans.

Commercial real estate construction and land development and commercial and industrial loans, which comprised 70.9% of our total loan portfolio as of December 31, 2011, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 26.8% of our total loan portfolio as of December 31, 2011. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Approximately 92% of our loans as of December 31, 2011, are to the borrowers in Arkansas and Florida, the two states in which we have our primary market areas. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geography base.

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

We have 87.0% of our loans as real estate loans primarily in Arkansas and Florida, and this poses a concentration risk, especially if the Florida area continues to suffer from depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

Over the past four years, our Florida markets have experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions have contributed to increased non-performing loans and reduced asset quality during this time period. As of December 31, 2011, our non-performing loans totaled approximately $27.5 million, or 1.56% of total non-covered loans. Non-performing assets were approximately $44.1 million as of this same date, or 1.53% of total non-covered assets. In addition, we had approximately $7.9 million in accruing loans that were between 30 and 89 days delinquent as of December 31, 2011. If market conditions remain depressed or further deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as banks continue to reassess the market value of their loan portfolios, the losses associated with the loans in default and the net realizable value of real estate owned.

Our non-performing assets adversely affect our net income in various ways. Until economic and market conditions substantially improve, we could incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These effects, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

While we believe our allowance for loan losses is adequate as of December 31, 2011, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in our making additions to the provision for loan losses during 2012. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.

Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. Generally, trends in these factors have been negative in recent years in our Florida markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth or negative growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our Florida markets were to remain depressed or decline further, a significant portion of our loans in our Florida market that were not acquired from the FDIC could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2011, loans in the Florida market totaled $776.0 million, or 34.6% of our loans receivable. Of those loans, approximately 37.9% are not subject to loss sharing with the FDIC. Of the Florida loans for which we do not have loss sharing, approximately 88.3% were secured by real estate. The difficult local economic conditions have adversely affected the values of our real estate collateral in Florida and will likely continue to do so for the foreseeable future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2011, the legal lending limit of our bank subsidiary for secured loans was approximately $91.4 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. Currently, we have a total of $198.7 million committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

A portion of our loans are to customers who have been adversely affected by the home building industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we are facing delinquencies and non-performing assets as these customers are forced to default on their loans. We do not anticipate that the housing market will improve substantially in the near-term, and accordingly, additional downgrades, provisions for loan losses and charge-offs relating to our loan portfolios may occur.

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

Recent legislation imposes certain executive compensation and corporate governance requirements, which could adversely affect us and our business, including our ability to recruit and retain qualified employees.

On January 25, 2011, the SEC adopted a final rule implementing certain executive compensation and corporate governance provisions of the Dodd-Frank Act. These provisions make applicable to all public companies certain executive compensation requirements similar to those imposed on participants in the TARP Capital Purchase Program. The new SEC rule requires public companies to provide their shareholders with non-binding advisory votes (i) at least once every three years on the compensation paid to their named executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years. A separate, non-binding advisory shareholder vote will be required regarding golden parachute compensation arrangements for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments. Also, the SEC is required to ensure that national listing exchanges, such as the New York Stock Exchange and the NASDAQ, prohibit the listing of any companies that fail to adopt clawback policies pursuant to which incentive-based compensation paid to executives will be subject to clawback based on financial results which were subsequently restated within three years of such payment. The amount of the clawback is the amount in excess of what would have been paid under the restated results. As a public company, we are subject to the requirements of these new SEC rules, whereas some of our competitors are not publicly traded and therefore not subject to such rules.

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

Our growth strategy includes strategic acquisitions of banks. We have acquired 12 banks since we started our first subsidiary bank in 1999, including one in 2003, three in 2005, one in 2008, six in 2010, and one in 2012, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and Florida. In most cases, other than in connection with FDIC-assisted transactions and our acquisition of Vision Bank in 2012, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of our Vision acquisition, we may be implementing changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Federal and state regulatory authorities require us and our bank subsidiary to maintain adequate levels of capital to support our operations. While we believe that our existing capital (which well exceeds the federal and state capital requirements) will be sufficient to support our current operations, anticipated expansion and potential acquisitions, factors such as faster than anticipated growth, reduced earning levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or additional acquisition opportunities may lead us to seek additional capital.

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

Our directors and executive officers, as a group, beneficially owned 22.7% of our common stock as of December 31, 2011. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on us.

Like other coastal areas, our markets in Alabama and Florida are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

Risks Related to Owning Our Stock

The holders of our subordinated debentures have rights that are senior to those of our shareholders. If we defer payments of interest on our outstanding subordinated debentures or if certain defaults relating to those debentures occur, we will be prohibited from declaring or paying dividends or distributions on, and from making liquidation payments with respect to, our common stock.

We have $44.3 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our bank subsidiary becomes unable to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common stock. Accordingly, our inability to receive dividends from our bank subsidiary could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2011, our bank subsidiary owned or leased a total of 48 branches throughout Arkansas, 9 branches in the Florida Keys, 6 branches in Central Florida, 3 branches in Southwest Florida, and 19 branches in the Florida Panhandle. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

			Quarterly Dividends Per Common Share
	Price per Common Share
	High	Low
2011
1st Quarter	$22.97	$20.11	$0.0540
2nd Quarter	24.44	21.89	0.0540
3rd Quarter	25.00	20.27	0.0800
4th Quarter	26.55	20.44	0.0800

2010
1st Quarter	$24.73	$20.95	$0.0545
2nd Quarter	26.75	22.44	0.0540
3rd Quarter	24.57	20.32	0.0540
4th Quarter	22.69	20.09	0.0540

As of March 2, 2012, there were approximately 736 stockholders of record of the Company’s common stock.

Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is necessarily dependent upon the availability of earnings and future financial condition. In January 2009, the Company issued 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A totaling $50.0 million to the United States Department of Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. The agreement between the Company and the Treasury limited the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share without approval by the Treasury. This limitation was removed when the Company repurchased all 50,000 shares of its Series A Preferred Stock in July 2011.

There were no sales of our unregistered securities during the period covered by this report.

We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by the stockholders	569,224	$11.36	505,008

Equity compensation plans not approved by the stockholders	—	—	—

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2006, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2006 and that subsequent cash dividends were reinvested.

Item 6.         SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$171,806	$151,122	$132,253	$145,718	$141,765
Total interest expense	30,551	34,708	39,943	59,666	73,778

Net interest income	141,255	116,414	92,310	86,052	67,987
Provision for loan losses	3,500	72,850	11,150	27,016	3,242

Net interest income after provision for loan losses	137,755	43,564	81,160	59,036	64,745
Non-interest income	41,309	65,049	30,659	22,615	25,754
Gain on sale of equity investment	—	—	—	6,102	—
Non-interest expense	94,722	85,001	72,883	75,717	61,535

Income before income taxes	84,342	23,612	38,936	12,036	28,964
Provision for income taxes	29,601	6,021	12,130	1,920	8,519

Net income	54,741	17,591	26,806	10,116	20,445
Preferred stock dividends and accretion of discount on preferred stock	1,828	2,680	2,576	—	—

Net income available to common stockholders	$52,913	$14,911	$24,230	$10,116	$20,445

Per share data:
Basic earnings per common share	$1.86	$0.53	$1.03	$0.46	$1.00
Diluted earnings per common share	1.85	0.52	1.02	0.45	0.98
Diluted earnings per common share excluding intangible amortization(1)	1.91	0.58	1.06	0.50	1.04
Book value per common share	16.77	15.02	14.71	12.95	12.35
Tangible book value per common share (2) (5)	14.35	12.52	12.66	10.36	10.15
Dividends—common	0.2680	0.2165	0.2182	0.2018	0.1218
Average common shares outstanding	28,416	28,361	23,627	21,798	20,475
Average diluted shares outstanding	28,612	28,600	23,884	22,344	20,820

Performance ratios:
Return on average assets	1.50%	0.55%	1.03%	0.39%	0.92%
Return on average assets excluding intangible amortization (6)	1.57	0.61	1.10	0.44	0.98
Return on average common equity	11.77	3.41	7.45	3.51	8.50
Return on average tangible common equity excluding intangible amortization (2) (7)	14.39	4.40	9.49	4.88	11.06
Net interest margin (9)	4.69	4.27	4.09	3.82	3.52
Efficiency ratio (3)	49.13	44.41	55.98	62.68	62.10

Asset quality:
Non-performing non-covered assets to total non-covered assets	1.53%	2.08%	2.12%	1.42%	0.36%
Non-performing non-covered loans to total non-covered loans	1.56	2.62	2.05	1.53	0.20
Allowance for loan losses to non-performing non-covered loans	189.64	107.77	107.57	135.08	903.97
Allowance for loans losses to total non-covered loans	2.96	2.83	2.20	2.06	1.83
Net charge-offs to average non-covered loans	0.26	3.19	0.43	1.01	—

Summary Consolidated Financial Data—Continued

	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$3,604,117	$3,762,646	$2,684,865	$2,580,093	$2,291,630
Investment securities – available for sale	671,221	469,864	322,115	355,244	430,399
Loans receivable not covered by loss share	1,760,086	1,892,374	1,950,285	1,956,232	1,606,994
Loans receivable covered by FDIC loss share	481,739	575,776	—	—	—
Allowance for loan losses	52,129	53,348	42,968	40,385	29,406
Intangible assets	68,283	71,110	57,737	56,585	45,229
Non-interest bearing deposits	464,581	392,622	302,228	249,349	211,993
Total deposits	2,858,031	2,961,798	1,835,423	1,847,908	1,592,206
Subordinated debentures (trust preferred securities)	44,331	44,331	47,484	47,575	44,572
Stockholders’ equity	474,066	476,925	464,973	283,044	253,056
Capital ratios:
Common equity to assets	13.15%	11.4%	15.48%	10.97%	11.04%
Tangible common equity to tangible assets (2) (8)	11.48	9.65	13.63	8.97	9.25
Tier 1 leverage ratio (4)	12.48	12.15	17.42	10.87	11.44
Tier 1 risk-based capital ratio	17.04	16.69	20.76	12.70	13.45
Total risk-based capital ratio	18.30	17.95	22.02	13.95	14.70
Dividend payout—common	13.90	35.01	19.11	43.53	12.23

_________

(1)	Diluted earnings per share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 24,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available for sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(9)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2011, 2010 and 2009. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2011, we had, on a consolidated basis, total assets of $3.60 billion, loans receivable of $2.19 billion, total deposits of $2.86 billion, and stockholders’ equity of $474.1 million.

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

Key Financial Measures

	As of or for the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Total assets	$3,604,117	$3,762,646	$2,684,865
Loans receivable not covered by loss share	1,760,086	1,892,374	1,950,285
Loans receivable covered by FDIC loss share	481,739	575,776	—
Total deposits	2,858,031	2,961,798	1,835,423
Total stockholders’ equity	474,066	476,925	464,973
Net income	54,741	17,591	26,806
Net income available to common stockholders	52,913	14,911	24,230
Basic earnings per common share	1.86	0.53	1.03
Diluted earnings per common share	1.85	0.52	1.02
Diluted earnings per common share excluding intangible amortization (1)	1.91	0.58	1.06
Net interest margin—FTE	4.69%	4.27%	4.09%
Efficiency ratio	49.13	44.41	55.98
Return on average assets	1.50	0.55	1.03
Return on average common equity	11.77	3.41	7.45

(1)	See Table 24 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

2011 Overview

Our net income increased 211.2% to $54.7 million for the year ended December 31, 2011, from $17.6 million for the same period in 2010. On a diluted earnings per share basis, our net earnings increased 255.8% to $1.85 for the year ended December 31, 2011, as compared to $0.52 for the same period in 2010.

One of the primary reasons for the increase in net income from 2010 to 2011 is the lower provision for loan losses. The Company was able to reduce its provision for loan losses from $72.9 million in 2010 to $3.5 million for 2011 as a result of improving asset quality during 2011. During 2010, the Company acquired six failed institutions in FDIC-assisted acquisitions. These acquisitions resulted in $34.5 million of bargain purchase gains and $5.2 million of merger expenses during 2010. We did not have any acquisitions during 2011. However, we were able to increase net interest income from 2010 to 2011 by $24.8 million as a result of the additional earning assets obtained in our FDIC-assisted transactions combined with a 42 basis point improvement in net interest margin. The FDIC-assisted transactions produced $1.0 million more in FDIC indemnification accretion during 2011 which was offset by increased costs associated with the asset growth. Additionally, we incurred $3.6 million of investment security losses from fraudulent bonds in 2010. During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

Our return on average assets was 1.50% for the year ended December 31, 2011, compared to 0.55% for the same period in 2010. Our return on average common equity was 11.77% for the year ended December 31, 2011, compared to 3.41% for the same period in 2010. The changes were primarily due to the previously discussed changes in net income for the year ended December 31, 2011, compared to the same period in 2010.

Our net interest margin, on a fully taxable equivalent basis, was 4.69% for the year ended December 31, 2011, compared to 4.27% for the same period in 2010. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the year ended December 31, 2011, the effective yield on non-covered loans and covered loans was 6.45% and 7.16%, respectively.

Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 49.13% for the year ended December 31, 2011, compared to 44.41% for the same period in 2010. The higher efficiency ratio is primarily due to the bargain purchase gains on our FDIC-assisted acquisitions during 2010 offset by the 2011 improvements in our net interest margin, changes in investment gains and losses, lower OREO losses and reduced merger expenses. Excluding these items our core efficiency ratio was 49.65% and 49.62% at December 31, 2011 and 2010, respectively.

Our total assets decreased $158.5 million, a decline of 4.2%, to $3.60 billion as of December 31, 2011, from $3.76 billion as of December 31, 2010. Our loan portfolio not covered by loss share decreased $132.3 million, a decrease of 7.0%, to $1.76 billion as of December 31, 2011, from $1.89 billion as of December 31, 2010. Our loan portfolio covered by loss share decreased by $94.0 million, a reduction of 16.3%, to $481.7 million as of December 31, 2011, from $575.8 million as of December 31, 2010. Stockholders’ equity decreased $2.9 million, a decline of 0.6%, to $474.1 million as of December 31, 2011, compared to $476.9 million as of December 31, 2010. Common stockholders’ equity was $474.1 million at December 31, 2011 compared to $427.5 million at December 31, 2010, an increase of $46.6 million. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The decrease in stockholders’ equity is primarily associated with the Company settlement of the TARP funds and warrant for $51.3 million during the third quarter of 2011 offset by the $62.4 million of comprehensive income less the $8.9 million of dividends paid for 2011 and the $6.8 million used to repurchase 300,000 shares of common stock.

As of December 31, 2011, our non-performing non-covered loans decreased to $27.5 million, or 1.56%, of total non-covered loans from $49.5 million, or 2.62%, of total non-covered loans as of December 31, 2010. The allowance for loan losses as a percent of non-performing non-covered loans was 189.6% as of December 31, 2011, compared to 107.8% from December 31, 2010. Non-performing non-covered loans in Florida were $19.7 million at December 31, 2011 compared to $26.1 million as of December 31, 2010. Non-performing non-covered loans in Arkansas were $7.8 million at December 31, 2011 compared to $23.4 million as of December 31, 2010.

As of December 31, 2011, our non-performing non-covered assets improved to $44.2 million, or 1.53%, of total non-covered assets from $61.2 million, or 2.08%, of total assets as of December 31, 2010. Non-performing non-covered assets in Florida were $24.2 million at December 31, 2011 compared to $32.5 million as of December 31, 2010. Non-performing non-covered assets in Arkansas were $20.0 million at December 31, 2011 compared to $28.7 million as of December 31, 2010.

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

Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 44.41% for the year ended December 31, 2010, compared to 55.98% for the same period in 2009. The improvement in our efficiency ratio is primarily due the gains on our FDIC-assisted acquisitions completed during the year just ended combined with the improvements in our net interest margin. Excluding the gains on our acquisitions, losses on investments, losses on OREO and merger expenses our core efficiency ratio was 49.62%

Our total assets increased $1.08 billion, a growth of 40.1%, to $3.76 billion as of December 31, 2010, from $2.68 billion as of December 31, 2009. Our non-covered loan portfolio decreased $57.9 million, a decrease of 2.97%, to $1.89 billion as of December 31, 2010, from $1.95 billion as of December 31, 2009. As of December 31, 2010, our FDIC acquisitions provided $575.8 million of covered loans, $25.0 million of non-covered loans, $21.6 million of covered foreclosed assets held for sale and a $227.3 million indemnification asset associated with those items. Stockholders’ equity increased $12.0 million, a growth of 2.6%, to $476.9 million as of December 31, 2010, compared to $465.0 million as of December 31, 2009.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other in the fourth quarter.

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

Stock Options. In accordance with FASB ASC 718, Compensation—Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Coastal and Bayside.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

FDIC-Assisted Acquisitions – True Up

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

Branches

We intend to continue opening new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2011 and 2010 no de novo branches were opened. During 2009, we opened a branch location in the Arkansas community of Heber Springs. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations.

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

During 2011, two Arkansas branches were closed during the fourth quarter. These include one branch in Searcy and one branch in Little Rock. The Arkansas branches were closed as a result of our efforts to improve efficiency of the Company.

Results of Operations for the Years Ended December 31, 2011, 2010 and 2009

Our net income increased 211.2% to $54.7 million for the year ended December 31, 2011, from $17.6 million for the same period in 2010. On a diluted earnings per share basis, our net earnings increased 255.8% to $1.85 for the year ended December 31, 2011, as compared to $0.52 for the same period in 2010.

One of the primary reasons for the increase in net income from 2010 to 2011 is the lower provision for loan losses. The Company was able to reduce its provision for loan losses from $72.9 million in 2010 to $3.5 million for 2011 as a result of improving asset quality during 2011. During 2010, the Company acquired six failed institutions in FDIC-assisted acquisitions. These acquisitions resulted in $34.5 million of bargain purchase gains and $5.2 million of merger expenses during 2010. We did not have any acquisitions during 2011. However, we were able to increase in net interest income from 2010 to 2011 by $24.8 million as a result of the additional earning assets obtained in our FDIC-assisted transactions combined with a 42 basis point improvement in net interest margin. The FDIC-assisted transactions produced $1.0 million more in FDIC indemnification accretion during 2011 which was offset by increased costs associated with the asset growth. Additionally, we incurred $3.6 million of investments security losses from fraudulent bonds in 2010. During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

Our net income decreased 34.4% to $17.6 million for the year ended December 31, 2010, from $26.8 million for the same period in 2009. On a diluted earnings per share basis, our net earnings decreased 49.0% to $0.52 for the year ended December 31, 2010, as compared to $1.02 for the same period in 2009.

The decrease in 2010 earnings is associated with several items. During 2010, the Company incurred $34.5 million in pre-tax bargain purchase gains from FDIC-assisted acquisitions, a higher provision for loan losses than in prior years totaling $72.9 million (primarily from the result of a $62.5 million in net loan charge offs during 2010), a $3.6 million charge to investment securities, $5.2 million of merger expenses associated with our FDIC-assisted acquisitions plus a $24.1 million improvement in net interest income associated with the FDIC-assisted acquisitions combined with an overall enhanced net interest margin for 2010.

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

Net interest income on a fully taxable equivalent basis increased $25.2 million, or 20.9%, to $145.7 million for the year ended December 31, 2011, from $120.6 million for the same period in 2010. This increase in net interest income was the result of a $21.0 million increase in interest income combined with a $4.2 million decrease in interest expense. The $21.0 million increase in interest income was primarily the result of a higher level of earning assets combined with improved pricing of our earning assets. The higher level of earning assets resulted in an improvement in interest income of $11.9 million, while the repricing of our earning assets resulted in a $9.1 million increase in interest income for the year ended December 31, 2011. The $4.2 million decrease in interest expense for the year ended December 31, 2011, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $6.2 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $2.0 million.

Net interest income on a fully taxable equivalent basis increased $24.3 million, or 25.3%, to $120.6 million for the year ended December 31, 2010, from $96.2 million for the same period in 2009. This increase in net interest income was the result of a $19.1 million increase in interest income combined with a $5.2 million decrease in interest expense. There was a $19.1 million increase in interest income primarily as the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an improvement in interest income of $19.9 million and the repricing of our earning assets resulted in a $792,000 decrease in interest income for the year ended December 31, 2010. The $5.2 million decrease in interest expense for the year ended December 31, 2010, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $10.6 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $5.3 million.

Net interest margin, on a fully taxable equivalent basis, was 4.69% for the year ended December 31, 2011 compared to 4.27% for the same period in 2010, respectively. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. During 2011, our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the year ended December 31, 2011, the effective yield on non-covered loans and covered loans was 6.45% and 7.16%, respectively.

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

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2011, 2010 and 2009, as well as changes in fully taxable equivalent net interest margin for the years 2011 compared to 2010 and 2010 compared to 2009.

Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest income	$171,806	$151,122	$132,253
Fully taxable equivalent adjustment	4,467	4,151	3,917

Interest income—fully taxable equivalent	176,273	155,273	136,170
Interest expense	30,551	34,708	39,943

Net interest income—fully taxable equivalent	$145,722	$120,565	$96,227

Yield on earning assets—fully taxable equivalent	5.68%	5.50%	5.78%
Cost of interest-bearing liabilities	1.13	1.46	2.06
Net interest spread—fully taxable equivalent	4.55	4.04	3.72
Net interest margin—fully taxable equivalent	4.69	4.27	4.09

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2011 vs. 2010	2010 vs. 2009
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$11,871	$19,895
Increase (decrease) in interest income due to change in earning asset yields	9,129	(792)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,994)	(5,346)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	6,151	10,581

Increase (decrease) in net interest income	$25,157	$24,338

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2011, 2010 and 2009. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2011			2010			2009
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$178,476	$418	0.23%	$177,418	$408	0.23%	$48,701	$116	0.24%
Federal funds sold	5,735	11	0.19	15,500	37	0.24	8,510	15	0.18
Investment securities—taxable	400,152	9,244	2.31	232,578	7,052	3.03	196,363	8,319	4.24
Investment securities—non-taxable	150,776	10,017	6.64	141,066	9,323	6.61	130,033	8,961	6.89
Loans receivable	2,369,216	156,583	6.61	2,257,310	138,453	6.13	1,971,712	118,759	6.02

Total interest-earning assets	3,104,355	176,273	5.68	2,823,872	155,273	5.50	2,355,319	136,170	5.78

Non-earning assets	553,901			401,314			251,656

Total assets	$3,658,256			$3,225,186			$2,606,975

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,132,798	$5,084	0.45%	$898,272	$5,242	0.58%	$675,377	$4,663	0.69%
Time deposits	1,318,868	17,884	1.36	1,140,383	19,060	1.67	861,071	22,779	2.65

Total interest-bearing deposits	2,451,666	22,968	0.94	2,038,655	24,302	1.19	1,536,448	27,442	1.79
Federal funds purchased	12	—	0.00	19	—	0.00	2,924	6	0.21
Securities sold under agreement to repurchase	66,851	483	0.72	64,694	497	0.77	70,798	477	0.67
FHLB and other borrowed funds	150,146	4,940	3.29	220,590	7,574	3.43	280,162	9,466	3.38
Subordinated debentures	44,331	2,160	4.87	46,462	2,335	5.03	47,531	2,552	5.37

Total interest-bearing liabilities	2,713,006	30,551	1.13	2,370,420	34,708	1.46	1,937,863	39,943	2.06

Non-interest bearing liabilities
Non-interest-bearing deposits	443,781			344,778			284,647
Other liabilities	26,870			22,980			12,036

Total liabilities	3,183,657			2,738,178			2,234,546
Stockholders’ equity	474,599			487,008			372,429

Total liabilities and stockholders’ equity	$3,658,256			$3,225,186			$2,606,975

Net interest spread			4.55%			4.04%			3.72%
Net interest income and margin		$145,722	4.69		$120,565	4.27		$96,227	4.09

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2011 compared to 2010 and 2010 compared to 2009 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2011 over 2010			2010 over 2009
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$2	$8	$10	$296	$(4)	$292
Federal funds sold	(20)	(6)	(26)	16	6	22
Investment securities—taxable	4,172	(1,980)	2,192	1,362	(2,629)	(1,267)
Investment securities—non-taxable	645	49	694	739	(377)	362
Loans receivable	7,072	11,058	18,130	17,482	2,212	19,694

Total interest income	11,871	9,129	21,000	19,895	(792)	19,103

Interest expense:
Interest-bearing transaction and savings deposits	1,201	(1,359)	(158)	1,377	(798)	579
Time deposits	2,728	(3,904)	(1,176)	6,115	(9,834)	(3,719)
Federal funds purchased	—	—	—	(3)	(3)	(6)
Securities sold under agreement to repurchase	17	(31)	(14)	(43)	63	20
FHLB and other borrowed funds	(2,330)	(304)	(2,634)	(2,043)	151	(1,892)
Subordinated debentures	(105)	(70)	(175)	(57)	(160)	(217)

Total interest expense	1,511	(5,668)	(4,157)	5,346	(10,581)	(5,235)

Increase (decrease) in net interest income	$10,360	$14,797	$25,157	$14,549	$9,789	$24,338

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

Our Company is primarily a real estate lender in Arkansas and Florida. As such we are subject to declines in asset quality when real estate prices fall during a recession. The current recession has harshly impacted the real estate market in Florida. During 2008, many real estate values declined in the 20 plus percent range in Florida. The Florida real estate prices continue to be significantly below the historical levels but for now the rate of decline has not been as dramatic. The Arkansas economy in our markets has been more stable over the past several years with no boom or bust. As a result, the Arkansas economy did fare better with its real estate values.

During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009 and 2010, non-performing non-covered loans were $39.9 million and $49.5 million, respectively. During 2011, we decreased the balance in non-performing loans $22.0 million to $27.5 million at December 31, 2011 from $49.5 million at December 31, 2010.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was $3.5 million for the year ended December 31, 2011, $72.9 million for December 31, 2010, and $11.2 million for 2009.

Our provision for loan losses decreased $69.4 million, or 95.2% to $3.5 million for the year ended December 31, 2011, from $72.9 million for 2010. The net loans charged off for the year ended December 31, 2011 were $4.7 million compared to $62.5 million for the same period in 2010. The provision for loan losses in our Florida market was approximately $1.2 million for 2011. The decrease in the provision for loan losses are primarily associated with the $22.0 million improvement in non-performing loans combined with a $57.8 million decline in net charge-offs from 2010 to 2011. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Of the $4.7 million net charged off for the impaired loans, approximately $6.5 million is from our Florida market. The remaining $1.8 million predominately relate to recoveries on loans in our Arkansas market. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

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

Non-Interest Income

Total non-interest income was $41.3 million in 2011, compared to $65.0 million in 2010 and $30.7 million in 2009. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the years ended December 31, 2011, 2010, and 2009, respectively, as well as changes for the years 2011 compared to 2010 and 2010 compared to 2009.

Table 5: Non-Interest Income

	Years Ended December 31,			2011 Change		2010 Change
	2011	2010	2009	from 2010		from 2009
	(Dollars in thousands)
Service charges on deposit accounts	$14,087	$13,600	$14,551	$487	3.6%	$(951)	(6.5)%
Other service charges and fees	9,929	7,371	6,857	2,558	34.7	514	7.5
Mortgage lending income	2,993	3,111	2,738	(118)	(3.8)	373	13.6
Mortgage servicing income	—	314	726	(314)	(100.0)	(412)	(56.7)
Insurance commissions	1,856	1,180	881	676	57.3	299	33.9
Income from title services	448	463	575	(15)	(3.2)	(112)	(19.5)
Increase in cash value of life insurance	1,128	1,383	1,981	(255)	(18.4)	(598)	(30.2)
Dividends from FHLB, FRB & Bankers’ bank	680	561	440	119	21.2	121	27.5
Gain on acquisitions	—	34,484	—	(34,484)	(100.0)	34,484	100.0
Gain on sale of SBA loans	259	18	51	241	1,338.9	(33)	(64.7)
Gain (loss) on sale of premises and equipment, net	73	92	(29)	(19)	(20.7)	121	(417.2)
Gain (loss) on OREO, net	(638)	(950)	(44)	312	(32.8)	(906)	2,059.1
Gain (loss) on securities, net	2,248	(3,643)	1	5,891	(161.7)	(3,644)	(364,400.0)
FDIC indemnification accretion	5,517	4,508	—	1,009	22.4	4,508	100.0
Other income	2,729	2,557	1,931	172	6.7	626	32.4

Total non-interest income	$41,309	$65,049	$30,659	$(23,740)	(36.5)%	$34,390	112.2%

Non-interest income excluding gains on acquisitions increased $10.7 million, or 35.2%, to $41.3 million for the year ended December 31, 2011 from $30.6 million for the same period in 2010. The primary factors that resulted in this increase include:

•	The $1.0 million of additional income from FDIC indemnification accretion.

•	The $3.0 million increase in service charges on deposit accounts and other service charges and fees primarily associated with growth from our FDIC-assisted acquisitions.

•	During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on fraudulent bonds charged off in 2010.

Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset was recorded at fair value at the acquisition date. The difference between the fair value recorded at the acquisition date and the gross reimbursements expected to be received from the FDIC are accreted into income over the life of the indemnification asset using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Because of this time value of money type accretion, the accretion amounts are expected to be higher in initial periods and decline during future periods. In addition, we will see further reductions as pools evaluated by the Company are determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset. This reduction will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income going forward. During future periods, the amortization could offset the accretion in its entirety.

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

During the second quarter of 2010, we sold our mortgage servicing portfolio to a third party. This transaction resulted in a gain of approximately $79,000 and was recorded as other income. The servicing portfolio historically did not provide a material amount of profit or loss nor was it expected to in the future. The sale allows management to focus more of its time to community banking. Plus, it will reduce our balance sheet risk from exposure to an impairment of the mortgage servicing rights.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2011, 2010, and 2009, as well as changes for the years ended 2011 compared to 2010 and 2010 compared to 2009.

Table 6: Non-Interest Expense

	Years Ended December 31,			2011 Change		2010 Change
	2011	2010	2009	from 2010		from 2009
	(Dollars in thousands)
Salaries and employee benefits	$42,825	$38,881	$33,035	$3,944	10.1%	$5,846	17.7%
Occupancy and equipment	14,197	13,164	10,599	1,033	7.8	2,565	24.2
Data processing expense	4,601	3,513	3,214	965	26.5	299	9.3
Other operating expenses:
Advertising	4,270	2,033	2,614	2,237	110.0	(581)	(22.2)
Merger and acquisition expenses	145	5,165	1,511	(5,020)	(97.2)	3,654	241.8
Amortization of intangibles	2,827	2,561	1,849	266	10.4	712	38.5
Amortization of mortgage servicing rights	—	436	801	(436)	(100.0)	(365)	(45.6)
Electronic banking expense	2,733	1,974	2,903	759	38.4	(929)	(32.0)
Directors’ fees	811	679	986	132	19.4	(307)	(31.1)
Due from bank service charges	496	439	414	57	13.0	25	6.0
FDIC and state assessment	4,283	3,676	4,689	607	16.5	(1,013)	(21.6)
Insurance	1,673	1,220	1,120	453	37.1	100	8.9
Legal and accounting	1,603	1,620	915	(17)	(1.0)	705	77.0
Mortgage servicing expense	—	158	303	(158)	(100.0)	(145)	(47.9)
Other professional fees	1,954	1,526	1,087	428	28.0	439	40.4
Operating supplies	1,168	889	837	279	31.4	52	6.2
Postage	942	675	665	267	39.6	10	1.5
Telephone	977	824	668	153	18.6	156	23.4
Other expense	9,217	5,568	4,673	3,772	69.3	895	19.2

Total non-interest expense	$94,722	$85,001	$72,883	$9,721	11.4%	$12,118	16.6%

Non-interest expense increased $9.7 million, or 11.4%, to $94.7 million for the year ended December 31, 2011, from $85.0 million for the same period in 2010. During the year ended December 31, 2011, we incurred $145,000 of merger expenses. During 2010, we incurred $5.2 million of merger expenses. Excluding these non-core items, core non-interest expense was $94.6 million for the year ended December 31, 2011 compared to $79.8 million for the same period in 2010. This increase is the result of the additional operating costs associated with the branch locations acquired from the six FDIC-assisted transactions completed throughout 2010, particularly in the increased personnel costs and the normal increase in cost of doing business.

Non-interest expense increased $12.1 million, or 16.6%, to $85.0 million for the year ended December 31, 2010, from $72.9 million for the same period in 2009. During the year ended December 31, 2010, we incurred $5.2 million of merger expenses. During 2009, we incurred $1.5 million of merger expenses and a $1.2 million for the special assessment from the FDIC. Excluding these non-core items, core non-interest expense was $79.8 million for the year ended December 31, 2010 compared to $70.2 million for the same period in 2009. This increase is the result of the additional operating costs associated with the branch locations acquired from the six FDIC-assisted transactions completed throughout 2010, particularly in the increased personnel costs and the normal increase in cost of doing business.

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

Income Taxes

The provision for income taxes increased $23.6 million, or 391.6%, to $29.6 million for the year ended December 31, 2011, from $6.0 million for 2010. The provision for income taxes decreased $6.1 million, or 50.4%, to $6.0 million for the year ended December 31, 2010, from $12.1 million for 2009. The effective tax rate for the years ended December 31, 2011, 2010 and 2009 were 35.1%, 25.5% and 31.2%, respectively.

The higher effective income tax rate for 2011 is primarily associated with our higher pre-tax income for 2011. During 2010, we recorded $23.6 million of pre-tax income compared to $84.3 million in 2011 or an increase of $60.7 million. The increased pre-tax income at our marginal tax rate of 39.225% resulted in an increase of income taxes of approximately $23.8 million or 100.9% of the change for 2011.

The lower effective income tax rate for 2010 is primarily associated with our lower pre-tax income for 2010. During 2009, we recorded $38.9 million of pre-tax income compared to $23.6 million in 2010 or a decrease of $15.3 million. The reduced pre-tax income at our marginal tax rate of 39.225% resulted in a decrease of income taxes of approximately $6.0 million or 98.4% of the change for 2010.

Financial Conditions as of and for the Years Ended December 31, 2011 and 2010

Our total assets decreased $158.5 million, a decline of 4.2%, to $3.60 billion as of December 31, 2011, from $3.76 billion as of December 31, 2010. Our loan portfolio not covered by loss share decreased $132.3 million, a decrease of 7.0%, to $1.76 billion as of December 31, 2011, from $1.89 billion as of December 31, 2010. Our loan portfolio covered by loss share decreased by $94.0 million, a reduction of 16.3%, to $481.7 million as of December 31, 2011, from $575.8 million as of December 31, 2010. Stockholders’ equity decreased $2.9 million, a decline of 0.6%, to $474.1 million as of December 31, 2011, compared to $476.9 million as of December 31, 2010. Common stockholders’ equity was $474.1 million at December 31, 2011 compared to $427.5 million at December 31, 2010, an increase of $46.6 million. The decrease in assets is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The decrease in stockholders’ equity is primarily associated with the Company settlement of the TARP funds and warrant for $51.3 million during the third quarter of 2011 offset by the $62.4 million of comprehensive income less the $8.9 million of dividends paid for 2011 and the $6.8 million used to repurchase 300,000 shares of common stock.

Our total assets increased $1.08 billion, a growth of 40.1%, to $3.76 billion as of December 31, 2010, from $2.68 billion as of December 31, 2009. Our non-covered loan portfolio decreased $57.9 million, a decrease of 2.97%, to $1.89 billion as of December 31, 2010, from $1.95 billion as of December 31, 2009. During 2010, our FDIC acquisitions provided $575.8 million of covered loans, $21.6 million of covered foreclosed assets held for sale and a $227.3 million indemnification asset associated with those items. Stockholders’ equity increased $12.0 million, a growth of 2.6%, to $476.9 million as of December 31, 2010, compared to $465.0 million as of December 31, 2009.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $1.83 billion during 2011, $1.96 billion during 2010 and $1.97 billion during 2009. Non-covered loans were $1.76 billion, $1.89 billion and $1.95 billion as of December 31, 2011, 2010 and 2009, respectively. The decline in the loan portfolio from our historical expansion rates was not unexpected. Our customers have grown more cautious in this weaker economy.

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

Certain credit markets have experienced difficult conditions and volatility, particularly Florida. The Florida market currently is approximately 88.3% secured by real estate and 16.7% of our loan portfolio not covered by loss share.

Table 7 presents our period end loan balances not covered by loss share by category as of the dates indicated.

Table 7: Non-Covered Loan Portfolio

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$698,986	$805,635	$808,983	$816,603	$607,638
Construction/land development	361,846	348,768	368,723	320,398	367,422
Agricultural	28,535	26,798	33,699	23,603	22,605
Residential real estate loans:
Residential 1-4 family	349,543	371,381	382,504	391,255	259,975
Multifamily residential	56,909	59,319	62,609	56,440	45,428

Total real estate	1,495,819	1,611,901	1,656,518	1,608,299	1,303,068
Consumer	37,923	51,642	39,084	46,615	46,275
Commercial and industrial	176,276	184,014	219,847	255,153	219,062
Agricultural	21,784	16,549	10,280	23,625	20,429
Other	28,284	28,268	24,556	22,540	18,160

Loans receivable not covered by loss share	$1,760,086	$1,892,374	$1,950,285	$1,956,232	$1,606,994

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

As of December 31, 2011, non-covered commercial real estate loans totaled $1.09 billion, or 61.9% of our non-covered loan portfolio compared to $1.18 billion, or 62.4% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with a decreased loan demand. Florida non-covered commercial real estate loans are approximately 10.0% of our non-covered loan portfolio.

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

As of December 31, 2011, we had $406.5 million, or 23.1% of our non-covered loan portfolio, in non-covered residential real estate loans compared to the $430.7 million, or 22.8% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with a decreased loan demand. Florida non-covered residential real estate loans are approximately 4.8% of our non-covered loan portfolio.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2011, our non-covered installment consumer loan portfolio totaled $37.9 million, or 2.2% of our total non-covered loan portfolio, compared to the $51.6 million, or 2.7% of our non-covered loan portfolio as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with a decreased loan demand. Florida non-covered consumer loans are approximately 1.1% of our non-covered loan portfolio.

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

As of December 31, 2011, non-covered commercial and industrial loans outstanding totaled $176.3 million, or 10.0% of our non-covered loan portfolio, compared to $184.0 million, or 9.7% of our non-covered loan portfolio, as of December 31, 2010. This decrease is primarily related to normal loan pay downs combined with a decreased loan demand. Florida non-covered commercial and industrial loans are approximately 0.66% of our non-covered loan portfolio.

Total Loans Receivable

Table 8: Total Loans Receivable

As of December 31, 2011

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$698,986	$189,380	$888,366
Construction/land development	361,846	103,535	465,381
Agricultural	28,535	3,155	31,690
Residential real estate loans
Residential 1-4 family	349,543	148,692	498,235
Multifamily residential	56,909	8,933	65,842

Total real estate	1,495,819	453,695	1,949,514
Consumer	37,923	334	38,257
Commercial and industrial	176,276	26,884	203,160
Agricultural	21,784	—	21,784
Other	28,284	826	29,110

Total	$1,760,086	$481,739	$2,241,825

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2011. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rates environment, the Company has approximately $220.1 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. These loans are shown as fixed rate in the table below.

The covered loans acquired during our FDIC acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$326,151	$388,551	$173,664	$888,366
Construction/land development	246,994	169,796	48,591	465,381
Agricultural	8,313	9,664	13,713	31,690
Residential real estate loans
Residential 1-4 family	173,168	189,555	135,512	498,235
Multifamily residential	17,717	34,657	13,468	65,842

Total real estate	772,343	792,223	384,948	1,949,514
Consumer	17,532	20,362	363	38,257
Commercial and industrial	121,488	75,384	6,288	203,160
Agricultural	18,242	3,382	160	21,784
Other	1,527	12,879	14,704	29,110

Total loans receivable	$931,132	$904,230	$406,463	$2,241,825

Non-covered with fixed interest rates	$599,214	$624,948	$73,198	$1,297,360
Non-covered with floating interest rates	148,610	145,502	168,614	462,726
Covered loans with accretable yield	183,308	133,780	164,651	481,739

Total	$931,132	$904,230	$406,463	$2,241,825

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

Table 10 sets forth information with respect to our non-performing non-covered assets as of December 31, 2011, 2010, 2009, 2008, and 2007. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 10: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accrual non-covered loans	$26,496	$48,924	$37,056	$28,524	$2,952
Non-covered loans past due 90 days or more (principal or interest payments)	993	578	2,889	1,374	301

Total non-performing non-covered loans	27,489	49,502	39,945	29,898	3,253

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	16,660	11,626	16,484	6,763	5,083
Other non-performing non-covered assets	8	77	371	16	15

Total other non-performing non-covered assets	16,668	11,703	16,855	6,779	5,098

Total non-performing non-covered assets	$44,157	$61,205	$56,800	$36,677	$8,351

Allowance for loan losses to non-performing non-covered loans	189.64%	107.77%	107.57%	135.08%	903.97%
Non-performing non-covered loans to total non-covered loans	1.56	2.62	2.05	1.53	0.20
Non-performing non-covered assets to total non-covered assets	1.53	2.08	2.12	1.42	0.36

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 71.5% and 52.7% of our non-performing non-covered loans as of December 31, 2011 and 2010, respectively.

Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at December 31, 2011, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2012. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

In this current real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2011, we had $47.2 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $27.0 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings had been increasing through 2010 as the Bank continued to work with borrowers who were experiencing financial difficulties. This appears to be a strategy which has proven successful as the amount of troubled debt restructurings has declined by 23.6% from $69.7 million in 2010 to $53.3 million in 2011. 88.6% and 82.2% of all restructured loans were performing to the terms of the restructure as of December 31, 2011 and 2010, respectively.

Total foreclosed assets held for sale not covered by loss share were $16.7 million as of December 31, 2011, compared to $11.6 million as of December 31, 2010 for an increase of $5.0 million. The foreclosed assets held for sale not covered by loss share are comprised of $4.6 million of assets located in Florida with the remaining $12.1 million of assets located in Arkansas. During 2011, we only had three large foreclosed properties greater than $1.0 million. We had one large foreclosed housing development loan in the Florida Keys, one large multi-family property in central Arkansas and currently have one large development loan in northwest Arkansas in foreclosure.

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

At December 31, 2011, total foreclosed assets held for sale were $51.8 million. Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2011, 2010, 2009, 2008 and 2007.

Table 11: Total Foreclosed Assets Held For Sale

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,159	$10,166	$18,325	$5,697	$6,196	$11,893
Construction/land development	4,822	14,796	19,618	3,489	—	3,489
Agricultural	525	599	1,124	—	—	—
Residential real estate loans
Residential 1-4 family	3,154	9,617	12,771	2,176	15,372	17,548
Multifamily residential	—	—	—	264	—	264

Total foreclosed assets held for sale	$16,660	$35,178	$51,838	$11,626	$21,568	$33,194

	As of December 31,
	2009	2008	2007
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$2,439	$4,723	$357
Construction/land development	2,244	226	19
Agricultural	—	—	—
Residential real estate loans
Residential 1-4 family	2,080	134	59
Multifamily residential	—	—	—

Total foreclosed assets held for sale	$6,763	$5,083	$435

Total non-performing non-covered loans were $27.5 million as of December 31, 2011, compared to $49.5 million as of December 31, 2010 for a decrease of $22.0 million. The decrease in non-performing loans is $15.6 from our Arkansas market and $6.4 million from our Florida market. Non-performing loans at December 31, 2011 are $7.8 million and $19.7 million in the Arkansas and Florida markets, respectively.

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.5 million for the year ended December 31, 2011, $2.6 million in 2010, and $2.0 million in 2009 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2011, 2010 and 2009 was considered immaterial.

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2011, average non-covered impaired loans were $111.8 million compared to $62.1 million as of December 31, 2010. As of December 31, 2011, non-covered impaired loans were $138.0 million compared to $92.3 million as of December 31, 2010 for an increase of $45.7 million. This increase is the result of a decline in the underlying value of collateral on non-covered loans combined with the adoption of ASU No. 2011-02 which required an additional $21.5 million of troubled debt restructurings to now be classified as impaired loans when compared with December 31, 2010. As of December 31, 2011, our Florida market accounted for $55.5 million of the non-covered impaired loans.

We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All covered loans acquired in these transactions were deemed to be covered impaired loans. These loans were not classified as nonperforming assets at December 31, 2011 and 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2011, 2010, 2009, 2008 and 2007:

Table 12: Total Non-Accrual Loans

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,055	$—	$7,055	$16,535	$—	$16,535
Construction/land development	2,226	—	2,226	6,808	—	6,808
Agricultural	178	—	178	220	—	220
Residential real estate loans
Residential 1-4 family	12,867	—	12,867	15,995	—	15,995
Multifamily residential	—	—	—	5,122	—	5,122

Total real estate	22,326	—	22,326	44,680	—	44,680
Consumer	1,369	—	1,369	1,308	—	1,308
Commercial and industrial	1,598	—	1,598	2,935	—	2,935
Agricultural	—	—	—	—	—	—
Other	1,203	—	1,203	1	—	1

Total non-accrual loans	$26,496	$—	$26,496	$48,924	$—	$48,924

	As of December 31,
	2009	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,068	$7,757	$531
Construction/land development	4,951	9,007	100
Agricultural	115	410	387
Residential real estate loans
Residential 1-4 family	16,962	8,958	1,582
Multifamily residential	—	351	—

Total real estate	32,096	26,483	2,600
Consumer	177	98	213
Commercial and industrial	4,772	1,263	139
Agricultural	11	680	—
Other	—	—	—

Total non-accrual loans	$37,056	$28,524	$2,952

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2011, 2010, 2009, 2008 and 2007:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$34,765	$34,765	$—	$32,695	$32,695
Construction/land development	—	42,808	42,808	1	45,920	45,921
Agricultural	—	328	328	—	1,407	1,407
Residential real estate loans
Residential 1-4 family	750	35,452	36,202	535	25,164	25,699
Multifamily residential	92	—	92	—	—	—

Total real estate	842	113,353	114,195	536	105,186	105,722
Consumer	132	265	397	34	335	369
Commercial and industrial	19	4,995	5,014	8	4,740	4,748
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$993	$118,613	$119,606	$578	$110,261	$110,839

	As of December 31,
	2009	2008	2007
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$251	$87
Construction/land development	—	115	101
Agricultural	—	—	—
Residential real estate loans
Residential 1-4 family	1	981	37
Multifamily residential	2,888	—	—

Total real estate	2,889	1,347	225
Consumer	—	—	72
Commercial and industrial	—	12	4
Agricultural	—	—	—
Other	—	15	—

Total loans accruing past due 90 days ormore	$2,889	$1,374	$301

The Company’s total covered loans past due 90 days or more to total covered loans was 24.6% as of December 31, 2011.

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

Charge-offs and Recoveries. Total charge-offs decreased to $14.7 million for the year ended December 31, 2011, compared to $64.5 million for the same period in 2010. Total recoveries increased to $10.0 million for the year ended December 31, 2011, compared to $2.0 million for the same period in 2010. For the year ended December 31, 2011, the net recoveries were $1.8 million for Arkansas and net charge-offs were $6.5 million for Florida equaling a net charge-off position of $4.7 million.

During 2011, we have had four large recoveries and two large charge-offs greater than $1.0 million related to debt settlement. These recoveries range from $1.3 million to $3.0 million and total $7.7 million of the $10.0 million recovered during 2011. These charge-offs range from $2.7 million to $3.1 million and total $5.8 million of the $14.7 million charged-off during 2011.

Specifically, the most significant Arkansas charge-offs and recoveries during 2011 consisted of the following:

•	A relationship consisting primarily of several construction loans totaling $6.4 million of debt. The total amount of charge-offs related to these loans was $3.1 million during 2011.

•

A relationship including the largest of the Arkansas recoveries. These recoveries were primarily related to two debt settlement arrangements totaling $4.4 million. The largest of these settlements was $3.0 million received from litigation and $1.4 million received from collection action.

•

A relationship that included a large multi-family property in central Arkansas. This property was placed in foreclosed assets during the second quarter of 2011. The carrying value of this non-covered property was $3.7 million and it sold for $5.7 million during the third quarter of 2011. Because this property was settled within 90 days of foreclosure, the $2.0 million difference is reflected as a recovery.

The remaining $3.3 million and $1.8 million of the 2011 Arkansas charge-offs and recoveries, respectively, consisted of many relationships with no individual relationship consisting of charge-offs or recoveries greater than $1.0 million.

Specifically, the significant Florida charge-offs and recoveries during 2011 consisted of the following:

•	A relationship with one non-farm/non-residential loan totaling $4.9 million. The total amount of the charge-off related to this loan was $2.7 million during 2011.

•	A relationship including two loans totaling $7.3 million. A total of $1.3 million was recovered related to these loans during the third quarter of 2011.

The remaining $5.5 million and $500,000 of the 2011 Florida charge-offs and recoveries, respectively, consisted of many relationships with no individual relationship consisting of charge-offs or recoveries greater than $1.0 million.

The 2011 charge-offs primarily represent loans which had already been fully reserved with specific reserve allocations. More specifically, in during 2011 we charged off approximately $4.1 million on loans that were eligible for a specific reserve and the allocation on those loans totaled approximately $4.2 million.

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

Of the $62.5 million net charged off during 2010, approximately $36.5 million is related to Arkansas borrowers and $26.0 million is related to Florida borrowers.

Specifically, the significant Arkansas charge-offs during 2010 consisted of the following:

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

The remaining $6.5 million of the 2010 Arkansas charge-offs consisted of many relationships with no individual relationship consisting of charge-offs greater than $1.0 million.

Specifically, the significant Florida charge-offs during 2010 consisted of the following:

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

The remaining $8.5 million of the 2010 Florida charge-offs consisted of many relationships with no individual relationship consisting of charge-offs greater than $1.0 million.

The charge-offs, recoveries and net charge-offs are reflective of the proactive stance we take on asset quality issues.

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal for any period presented. Loans partially charged-off are generally placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 14 shows the allowance for loan losses, charge-offs and recoveries as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007.

Table 14: Analysis of Allowance for Loan Losses

	As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$53,348	$42,968	$40,385	$29,406	$26,111
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3,850	16,705	2,762	5,743	16
Construction/land development	3,590	10,274	1,714	6,661	9
Agricultural	226	—	—	863	—
Residential real estate loans:
Residential 1-4 family	2,005	10,731	3,101	6,033	349
Multifamily residential	1,294	—	97	—	6

Total real estate	10,965	37,710	7,674	19,300	380
Consumer	2,464	2,500	1,523	442	270
Commercial and industrial	571	24,227	1,222	1,076	176
Agricultural	—	—	—	—	—
Other	695	16	50	102	—

Total loans charged off	14,695	64,453	10,469	20,920	826

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	212	800	268	1,172	423
Construction/land development	827	55	67	8	1
Agricultural	66	68	204	—	5
Residential real estate loans:
Residential 1-4 family	510	492	761	135	162
Multifamily residential	1,967	—	—	—	18

Total real estate	3,582	1,415	1,300	1,315	609
Consumer	183	501	435	83	110
Commercial and industrial	5,817	50	149	99	127
Agricultural	—	—	—	—	—
Other	394	17	18	4	33

Total recoveries	9,976	1,983	1,902	1,501	879

Net (recoveries) loans charged off	4,719	62,470	8,567	19,419	(53)
Allowance for loan losses of acquired institution	—	—	—	3,382	—
Provision for loan losses	3,500	72,850	11,150	27,016	3,242

Balance, end of year	$52,129	$53,348	$42,968	$40,385	$29,406

Net (recoveries) charge-offs to average non-covered loans	0.26%	3.19%	0.43%	1.01%	(0.00)%
Allowance for loan losses to period-end non-covered loans	2.96	2.83	2.20	2.06	1.83
Allowance for loan losses to net (recoveries) charge-offs	1,105	85	502	208	(55,483)

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

The changes for the period ended December 31, 2011 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses as of the dates indicated.

Table 15: Allocation of Allowance for Loan Losses

	As of December 31,
	2011		2010		2009		2008		2007
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$20,160	39.7%	$16,874	42.6%	$13,284	41.5%	$16,010	41.7%	$11,475	37.8%
Construction/land development	7,945	20.6	12,002	18.5	9,624	18.9	9,369	16.4	7,332	22.9
Agricultural	208	1.6	373	1.4	284	1.7	255	1.2	311	1.4
Residential real estate loans:
Residential 1-4 family	9,586	19.9	11,065	19.6	10,654	19.6	6,814	20.0	3,968	16.2
Multifamily residential	2,610	3.2	3,232	3.1	694	3.2	880	2.9	727	2.8

Total real estate	40,509	85.0	43,546	85.2	34,540	84.9	33,328	82.2	23,813	81.1
Consumer	1,780	2.2	815	2.7	1,705	2.0	848	2.4	905	2.9
Commercial and industrial	6,308	10.0	6,357	9.7	6,067	11.3	4,945	13.0	3,243	13.6
Agricultural	1,478	1.2	207	0.9	279	0.5	816	1.2	599	1.3
Other	—	1.6	—	1.5	—	1.3	—	1.2	14	1.1
Unallocated	2,054	—	2,423	—	377	—	448	—	832	—

Total	$52,129	100.0%	$53,348	100.0%	$42,968	100.0%	$40,385	100.0%	$29,406	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available for sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2011 and 2010, we had no held-to-maturity or trading securities.

Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available for sale securities were $671.2 million as of December 31, 2011, compared to $469.9 million as of December 31, 2010. The estimated effective duration of our securities portfolio was 2.2 years as of December 31, 2011.

As of December 31, 2011, $142.3 million, or 21.2%, of the available for sale securities were invested in mortgage-backed securities, compared to $116.1 million, or 24.7%, of the available for sale securities in the prior year. To reduce our income tax burden, $167.1 million, or 24.9%, of the available for sale securities portfolio as of December 31, 2011, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $153.7 million, or 32.7%, of the available for sale securities as of December 31, 2010. Also, we had approximately $348.0 million, or 51.8%, in obligations of U.S. Government-sponsored enterprises in the available for sale securities portfolio as of December 31, 2011, compared to $197.3 million, or 42.0%, of the available for sale securities in the prior year.

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

During 2010, we became aware fraudulent rural improvement district bonds had been sold to various financial institutions in Arkansas. As a result of the fraud the board of directors authorized a $3.6 million other than temporary charge to our investment securities. During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

Table 16 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 16: Investment Securities

	As of December 31,
	2011				2010
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available for sale
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	138,383	4,054	(173)	142,264	113,557	2,820	(300)	116,077
State and political subdivisions	160,567	6,531	(29)	167,069	154,706	1,458	(2,457)	153,707
Other securities	14,310	—	(418)	13,892	2,858	—	(71)	2,787

Total	$658,049	$14,172	$(1,000)	$671,221	$469,369	$5,255	$(4,760)	$469,864

	As of December 31,
	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for sale
U.S. government-sponsored enterprises	$56,439	$130	$(463)	$56,106
Mortgage-backed securities	114,464	2,813	(1,690)	115,587
State and political subdivisions	145,086	2,224	(1,375)	145,935
Other securities	5,837	—	(1,350)	4,487

Total	$321,826	$5,167	$(4,878)	$322,115

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2011, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2011
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available for sale
U.S. Government-sponsored enterprises	$225,329	$104,136	$14,902	$422	$344,789	$347,996
Mortgage-backed securities	21,012	63,264	28,420	25,687	138,383	142,264
State and political subdivisions	44,960	70,912	43,130	1,565	160,567	167,069
Other securities	4,591	9,719	—	—	14,310	13,892

Total	$295,892	$248,031	$86,452	$27,674	$658,049	$671,221

Percentage of total	45.0%	37.7%	13.1%	4.2%	100.0%

Weighted average yield	2.6%	3.4%	4.8%	3.5%	3.2%

Deposits

Our deposits averaged $2.90 billion for the year ended December 31, 2011, and $2.38 billion for 2010. Total deposits decreased $103.8 million, or 3.5%, to $2.86 billion as of December 31, 2011, from $2.96 billion as of December 31, 2010. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of December 31, 2011 and December 31, 2010, brokered deposits were $103.4 million and $98.9 million, respectively. Included in these brokered deposits are $41.9 million and $51.3 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2011 and December 31, 2010, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

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

Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2011, 2010, and 2009.

Table 18: Average Deposit Balances and Rates

	Years Ended December 31,
	2011		2010		2009
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$443,781	—%	$344,778	—%	$284,647	—%
Interest-bearing transaction accounts	1,001,372	0.46	811,010	0.60	610,935	0.70
Savings deposits	131,426	0.36	87,262	0.45	64,442	0.62
Time deposits:
$100,000 or more	778,856	1.28	643,784	1.52	494,456	2.63
Other time deposits	540,012	1.47	496,599	1.87	366,615	2.67

Total	$2,895,447	0.79%	$2,383,433	1.02%	$1,821,095	1.51%

Table 19 presents our maturities of large denomination time deposits as of December 31, 2011 and 2010.

Table 19: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2011		2010
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$199,604	28.4%	$261,454	30.9%
Over three months to six months	151,566	21.5	200,480	23.7
Over six months to 12 months	217,129	30.9	180,752	21.4
Over 12 months	134,872	19.2	202,492	24.0

Total	$703,171	100.0%	$845,178	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $12.1 million, or 16.3%, from $74.5 million as of December 31, 2010 to $62.3 million as of December 31, 2011.

FHLB Borrowings

Our FHLB borrowed funds were $142.8 million and $177.3 million at December 31, 2011 and December 31, 2010, respectively. All of the outstanding balance for December 31, 2011 and 2010 were issued as long-term advances. Our remaining FHLB borrowing capacity was $468.8 million and $383.6 million as of December 31, 2011 and December 31, 2010, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of December 31, 2011 and 2010.

Table 20 reflects subordinated debentures as of December 31, 2011 and 2010, which consisted of guaranteed payments on trust preferred securities with the following components:

Table 20: Subordinated Debentures

	As of December 31,
	2011	2010
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$44,331	$44,331

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

The Company holds $44.3 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limited our ability to retire any of our qualifying capital. As a result of the Company repurchasing in July 2011, all 50,000 shares of its Series A preferred stock which the Company issued to the Treasury this limitation has been removed.

Stockholders’ Equity

Stockholders’ equity was $474.1 million at December 31, 2011 compared to $476.9 million at December 31, 2010, a decrease of 0.6%. As of December 31, 2011 and 2010 our common equity to asset ratio was 13.2% and 11.4%, respectively. Book value per common share was $16.77 at December 31, 2011 compared to $15.02 at December 31, 2010, a 11.7% increase.

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

All share and per share amounts have been restated to reflect the retroactive effect of the stock dividends. After issuance, these stock dividends lowered our total capital position by approximately $11,000 (2010) as a result of the cash paid in lieu of fractional shares. Our financial statements reflect an increase in the number of outstanding shares of common stock, an increase in surplus and reduction of retained earnings.

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

Troubled Asset Relief Program. On January 16, 2009 we issued 50,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A totaling $50.0 million to the United States Department of Treasury under the Capital Purchase Program of the Emergency Economic Stabilization Act of 2008. The agreement between the Company and the Treasury limited the payment of dividends on the Common Stock to a quarterly cash dividend of not more than $0.0545 per share without approval by the Treasury. This limitation was removed when the Company repurchased all 50,000 shares and the warrant of its Series A Preferred Stock in July 2011.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.2680, $0.2165 and $0.2182 for the years ended December 31, 2011, 2010 and 2009, respectively. The common stock dividend payout ratio for the year ended December 31, 2011, 2010 and 2009 was 13.91%, 35.01% and 19.11%, respectively.

Stock Repurchase Program. The program authorizes us to repurchase up to 1,188,000 shares of our common stock. Under the repurchase program, there is no time limit for the stock repurchases, nor is there a minimum number of shares that we intend to repurchase. The repurchase program may be suspended or discontinued at any time without prior notices. The timing and amount of any repurchases will be determined by management, based on its evaluation of current market conditions and other factors. The stock repurchase program will be funded using our cash balances, which we believe are adequate to support the stock repurchase program and our normal operations. As of December 31, 2011, we have repurchased 300,000 shares in the program.

During the year 2011, we utilized a portion of the stock repurchase program. We repurchased a total of 300,000 shares with a weighted average stock price of $22.53. The Company believes the stock repurchased at this price is an excellent investment. The 2011 earnings were used to fund this repurchase. The shares repurchased during 2011 will be used to fulfill a future restricted stock award program for the Company’s management team.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($33.6 million as of December 31, 2011) and dividends received from our bank subsidiary.

Dividend payments by our bank subsidiary are subject to various regulatory limitations. As a result of the 2010 FDIC-assisted acquisition transactions, during 2011, the Company requested $39.8 in dividends from its banking subsidiary. The Company could deem it appropriate to continue to request dividends from its banking subsidiary during the upcoming year.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2011 and December 31, 2010, we met all regulatory capital adequacy requirements to which we were subject.

Table 21 presents our risk-based capital ratios as of December 31, 2011 and 2010.

Table 21: Risk-Based Capital

	As of December 31,
	2011	2010
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$474,066	$476,925
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(67,131)	(69,609)
Unrealized (gain) loss on available for sale securities	(8,004)	(301)

Total Tier 1 capital	441,931	450,015

Tier 2 capital
Qualifying allowance for loan losses	32,670	33,948

Total Tier 2 capital	32,670	33,948

Total risk-based capital	$474,601	$483,963

Average total assets for leverage ratio	$3,541,739	$3,703,818

Risk weighted assets	$2,594,155	$2,696,406

Ratios at end of year
Leverage ratio	12.48%	12.15%
Tier 1 risk-based capital	17.04	16.69
Total risk-based capital	18.30	17.95
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Table 22 presents actual capital amounts and ratios as of December 31, 2011 and 2010, for our bank subsidiary and us.

Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2011
Leverage ratios:
Home BancShares	$441,931	12.48%	$141,645	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	11.65	138,948	4.00		173,685	5.00
Tier 1 capital ratios:
Home BancShares	$441,931	17.04%	$103,740	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	15.68	103,236	4.00		154,855	6.00
Total risk-based capital ratios:
Home BancShares	$474,601	18.30%	$207,476	8.00%	$	N/A	N/A	%
Centennial Bank	437,197	16.94	206,468	8.00		258,086	10.00
As of December 31, 2010
Leverage ratios:
Home BancShares	$450,015	12.15%	$148,153	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	10.32	148,755	4.00		185,944	5.00
Tier 1 capital ratios:
Home BancShares	$450,015	16.69%	$107,853	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	14.32	107,203	4.00		160,805	6.00
Total risk-based capital ratios:
Home BancShares	$483,963	17.95%	$215,694	8.00%	$	N/A	N/A	%
Centennial Bank	417,511	15.58	214,383	8.00		267,979	10.00

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

Table 23 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2011.

Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$1,568	$2,404	$1,910	$6,583	$12,465
FHLB advances	12,119	30,000	10,700	89,958	142,777
Subordinated debentures	—	—	—	44,331	44,331
Loan commitments	213,693	49,348	7,262	22,058	292,361
Letters of credit	16,574	1,349	376	4,493	22,792

Non-GAAP Financial Measurements

We had $68.3 million, $71.1 million, and $57.7 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2011, 2010 and 2009, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 24 through 28, respectively.

Table 24: Diluted Earnings Per Share Excluding Intangible Amortization

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
GAAP net income available to common stockholders	$52,913	$14,911	$24,230
Intangible amortization after-tax	1,718	1,556	1,125

Earnings available to common stockholders excluding intangible amortization	$54,631	$16,467	$25,355

GAAP diluted earnings per common share	$1.85	$0.52	$1.02
Intangible amortization after-tax	0.06	0.06	0.04

Diluted earnings per common share excluding intangible amortization	$1.91	$0.58	$1.06

Table 25: Tangible Book Value Per Share

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$16.77	$15.02	$14.71
Tangible book value per common share: (A-C-D)/B	14.35	12.52	12.67

(A) Total common equity	$474,066	$427,469	$415,698
(B) Common shares outstanding	28,276	28,452	28,259
(C) Goodwill	59,663	59,663	53,039
(D) Core deposit and other intangibles	8,620	11,447	4,698

Table 26: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Return on average assets: A/C	1.50%	0.55%	1.03%
Return on average assets excluding intangible amortization: B/(C-D)	1.57	0.61	1.10

(A) Net income available to all stockholders	$54,741	$17,591	$26,806
Intangibleamortization after-tax	1,718	1,556	1,125

(B) Earnings excluding intangible amortization	$56,459	$19,147	$27,931

(C) Average assets	$3,658,256	$3,225,186	$2,606,975
(D) Average goodwill, core deposits and other intangible assets	69,675	63,704	58,102

Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Return on average common equity: A/C	11.77%	3.41%	7.45%
Return on average tangible common equity: B/(C-D)	14.39	4.40	9.49

(A) Net income available to common stockholders	$52,913	$14,911	$24,230
(B) Earnings available to common stockholders excluding intangible amortization	54,631	16,467	25,355
(C) Average common equity	449,401	437,647	325,269
(D) Average goodwill, core deposits and other intangible assets	69,675	63,704	58,102

Table 28: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Equity to assets: B/A	13.15%	12.68%	17.32%
Common equity to assets: C/A	13.15	11.36	15.48
Tangible equity to tangible assets: (C-D-E)/(A-D-E)	11.48	9.65	13.63

(A) Total assets	$3,640,117	$3,762,646	$2,684,865
(B) Total equity	474,066	476,925	464,973
(C) Total common equity	474,066	427,469	415,698
(D) Goodwill	59,663	59,663	53,039
(E) Core deposit and other intangibles	8,620	11,447	4,698

Table 29 presents selected unaudited quarterly financial information for 2011 and 2010.

Table 29: Quarterly Results

	2011 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$42,755	$43,580	$43,259	$42,212	$171,806
Total interest expense	8,228	7,881	7,547	6,895	30,551

Net interest income	34,527	35,699	35,712	35,317	141,255
Provision for loan losses	1,250	—	—	2,250	3,500

Net interest income (loss) after provision for loan losses	33,277	35,699	35,712	33,067	137,755
Total non-interest income	10,040	9,127	9,960	12,182	41,309
Total non-interest expense	23,861	23,856	23,736	23,269	94,722

Income (loss) before income taxes	19,456	20,970	21,936	21,980	84,342
Income tax expense (benefit)	6,740	7,424	7,624	7,813	29,601

Net income (loss)	$12,716	$13,546	$14,312	$14,167	$54,741

Per share data:
Basic earnings	$0.42	$0.46	$0.48	$0.50	$1.86
Diluted earnings	0.42	0.45	0.48	0.50	1.85
Diluted earnings excluding intangible amortization	0.44	0.46	0.50	0.51	1.91

	2010 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$33,062	$36,657	$39,062	$42,341	$151,122
Total interest expense	8,163	8,672	8,909	8,964	34,708

Net interest income	24,899	27,985	30,153	33,377	116,414
Provision for loan losses	3,100	3,750	3,000	63,000	72,850

Net interest income (loss) after provision for loan losses	21,799	24,235	27,153	(29,623)	43,564
Total non-interest income	16,645	8,220	8,307	31,877	65,049
Total non-interest expense	18,555	18,990	21,294	26,162	85,001

Income (loss) before income taxes	19,889	13,465	14,166	(23,908)	23,612
Income tax expense (benefit)	7,008	4,508	4,606	(10,101)	6,021

Net income (loss)	$12,881	$8,957	$9,560	$(13,807)	$17,591

Per share data:
Basic earnings (loss)	$0.43	$0.29	$0.32	$(0.51)	$0.53
Diluted earnings (loss)	0.43	0.29	0.31	(0.51)	0.52
Diluted earnings (loss) excluding intangible amortization	0.44	0.30	0.33	(0.49)	0.58

Recent Accounting Pronouncements

See Note 24 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available for sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2011, our cash and cash equivalents were $184.3 million, or 5.1% of total assets, compared to $287.5 million, or 7.6% of total assets, as of December 31, 2010. Our investment securities and federal funds sold were $672.3 million as of December 31, 2011 and $497.7 million as of December 31, 2010.

As of December 31, 2011, $274.9 million, or 52.9%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $184.8 million, or 35.6%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2010, $140.3 million, or 39.7%, of our securities portfolio, excluding mortgage-backed securities, matured within one year, and $167.0 million, or 47.2%, excluding mortgage-backed securities, matured after one year but within five years. As of December 31, 2011 and 2010, $465.5 million and $342.5 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2011 and 2010, approximately $1.25 billion, or 55.5%, and $1.37 billion, or 55.5%, respectively, of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. As a result of the low interest rate environment, the Company has approximately $220.1 million of loans that cannot be additionally priced down but could price up if rates were to return to higher levels. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2011, our total deposits were $2.86 billion, or 79.3% of total assets, compared to $2.96 billion, or 78.7% of total assets, as of December 31, 2010. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million and $12.5 million on an unsecured basis as of December 31, 2011 and December 31, 2010, respectively. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $142.8 million and $177.3 million at December 31, 2011 and December 31, 2010, respectively. All of the 2011 and 2010 outstanding balance were issued as long-term advances. Our FHLB borrowing capacity was $468.8 million and $383.6 million as of December 31, 2011 and December 31, 2010.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2011, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 30 presents our sensitivity to net interest income as of December 31, 2011.

Table 30: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	8.29%
Up 100 basis points	4.35
Down 100 basis points	(5.62)
Down 200 basis points	(11.90)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of December 31, 2011 was asset sensitive with a one-year cumulative repricing gap of 11.0%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2011.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30	31-90	91-180	181-365	1-2	2-5	Over 5
	Days	Days	Days	Days	Years	Years	Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$126,967	$—	$—	$—	$—	$—	$—	$126,967
Federal funds sold	1,100	—	—	—	—	—	—	1,100
Investment securities	50,972	59,231	82,298	81,685	99,871	115,216	181,948	671,221
Loans receivable	513,004	240,253	309,589	405,909	407,724	282,434	30,783	2,189,696

Total earning assets	692,043	299,484	391,887	487,594	507,595	397,650	212,731	2,988,984

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	42,771	85,541	128,312	256,625	225,284	225,302	225,263	1,189,098
Time deposits	125,742	185,861	244,486	378,257	177,061	92,845	100	1,204,352
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	52,971	—	—	—	1,246	3,739	4,363	62,319
FHLB and other borrowed funds	38	76	2,142	10,148	30,308	10,673	89,392	142,777
Subordinated debentures	28,867	—	—	—	—	—	15,464	44,331

Total interest-bearing liabilities	250,389	271,478	374,940	645,030	433,899	332,559	334,582	2,642,877

Interest rate sensitivity gap	$441,654	$28,006	$16,947	$(157,436)	$73,696	$65,091	$(121,851)	$346,107

Cumulative interest rate sensitivity gap	$441,654	$469,660	$486,607	$329,171	$402,867	$467,958	$346,107
Cumulative rate sensitive assets to rate sensitive liabilities	276.4%	190.0%	154.3%	121.3%	120.4%	120.3%	113.1%
Cumulative gap as a % of total earning assets	14.8	15.7	16.3	11.0	13.5	15.7	11.6

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

March 5, 2012

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 5, 2012, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

March 5, 2012

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2011	2010
Assets
Cash and due from banks	$57,337	$49,927
Interest-bearing deposits with other banks	126,967	237,605

Cash and cash equivalents	184,304	287,532
Federal funds sold	1,100	27,848
Investment securities—available for sale	671,221	469,864
Loans receivable not covered by loss share	1,760,086	1,892,374
Loans receivable covered by FDIC loss share	481,739	575,776
Allowance for loan losses	(52,129)	(53,348)

Loans receivable, net	2,189,696	2,414,802
Bank premises and equipment, net	88,465	81,939
Foreclosed assets held for sale not covered by loss share	16,660	11,626
Foreclosed assets held for sale covered by FDIC loss share	35,178	21,568
FDIC indemnification asset	193,856	227,258
Cash value of life insurance	52,700	51,970
Accrued interest receivable	15,551	16,176
Deferred tax asset, net	22,850	18,586
Goodwill	59,663	59,663
Core deposit and intangibles	8,620	11,447
Other assets	64,253	62,367

Total assets	$3,604,117	$3,762,646

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest bearing	$464,581	$392,622
Savings and interest-bearing transaction accounts	1,189,098	1,108,309
Time deposits	1,204,352	1,460,867

Total deposits	2,858,031	2,961,798
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,319	74,459
FHLB borrowed funds	142,777	177,270
Accrued interest payable and other liabilities	22,593	27,863
Subordinated debentures	44,331	44,331

Total liabilities	3,130,051	3,285,721

Stockholders’ equity:
Preferred stock; $0.01 par value; 5,500,000 shares authorized:
Series A fixed rate cumulative perpetual; liquidation preference of $1,000 per share; 50,000 shares issued and outstanding at December 31, 2010	—	49,456
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,275,507 in 2011 and 28,452,411 in 2010	283	285
Capital surplus	425,649	432,962
Retained (deficit) earnings	40,130	(6,079)
Accumulated other comprehensive income	8,004	301

Total stockholders’ equity	474,066	476,925

Total liabilities and stockholders’ equity	$3,604,117	$3,762,646

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2011	2010	2009
Interest income:
Loans	$155,954	$137,862	$118,208
Investment securities
Taxable	9,244	7,052	8,319
Tax-exempt	6,179	5,763	5,595
Deposits—other banks	418	408	116
Federal funds sold	11	37	15

Total interest income	171,806	151,122	132,253

Interest expense:
Interest on deposits	22,968	24,302	27,442
Federal funds purchased	—	—	6
FHLB and other borrowed funds	4,940	7,574	9,466
Securities sold under agreements to repurchase	483	497	477
Subordinated debentures	2,160	2,335	2,552

Total interest expense	30,551	34,708	39,943

Net interest income	141,255	116,414	92,310
Provision for loan losses	3,500	72,850	11,150

Net interest income after provision for loan losses	137,755	43,564	81,160

Non-interest income:
Service charges on deposit accounts	14,087	13,600	14,551
Other services charges and fees	9,929	7,371	6,857
Mortgage lending income	2,993	3,111	2,738
Mortgage servicing income	—	314	726
Insurance commissions	1,856	1,180	881
Income from title services	448	463	575
Increase in cash value of life insurance	1,128	1,383	1,981
Dividends from FHLB, FRB & Bankers’ bank	680	561	440
Gain on acquisitions	—	34,484	—
Gain on sale of SBA loans	259	18	51
Gain (loss) on sale of premises and equipment, net	73	92	(29)
Gain (loss) on OREO, net	(638)	(950)	(44)
Gain (loss) on securities, net	2,248	(3,643)	1
FDIC indemnification accretion	5,517	4,508	—
Other income	2,729	2,557	1,931

Total non-interest income	41,309	65,049	30,659

Non-interest expense:
Salaries and employee benefits	42,825	38,881	33,035
Occupancy and equipment	14,197	13,164	10,599
Data processing expense	4,601	3,513	3,214
Other operating expenses	33,099	29,443	26,035

Total non-interest expense	94,722	85,001	72,883

Income before income taxes	84,342	23,612	38,936
Income tax expense	29,601	6,021	12,130

Net income available to all stockholders	54,741	17,591	26,806
Preferred stock dividends and accretion of discount on preferred stock	1,828	2,680	2,576

Net income available to common stockholders	$52,913	$14,911	$24,230

Basic earnings per common share	$1.86	$0.53	$1.03

Diluted earnings per common share	$1.85	$0.52	$1.02

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2009	$—	$199	$253,581	$32,639	$(3,375)	$283,044
Comprehensive income:
Net income	—	—	—	26,806	—	26,806
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $2,292	—	—	—	—	3,551	3,551

Comprehensive income						30,357
Issuance of 6,261,750 shares of common stock from public stock offering, net of offering costs of $5,634	—	57	107,284	—	—	107,341
Issuance of 50,000 shares of preferred stock and common stock warrant	49,094	—	906	—	—	50,000
Accretion of discount on preferred stock	181	—	—	(181)	—	—
Net issuance of 139,821 shares of common stock from exercise of stock options	—	1	1,390	—	—	1,391
Tax benefit from stock options exercised	—	—	439	—	—	439
Share-based compensation	—	—	(81)	—	—	(81)
Cash dividends—Preferred Stock—5%	—	—	—	(2,395)	—	(2,395)
Cash dividends—Common Stock, $0.2182 per share	—	—	—	(5,123)	—	(5,123)

Balances at December 31, 2009	49,275	257	363,519	51,746	176	464,973
Comprehensive income:
Net income	—	—	—	17,591	—	17,591
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $80	—	—	—	—	125	125

Comprehensive income						17,716
Accretion of discount on preferred stock	181	—	—	(181)	—	—
Net issuance of 174,898 shares of common stock from exercise of stock options	—	3	1,552	—	—	1,555
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	964	—	—	964
Share-based compensation	—	—	376	—	—	376
Cash dividends—Preferred Stock—5%	—	—	—	(2,500)	—	(2,500)
Cash dividends—Common Stock, $0.2165 per share	—	—	—	(6,159)	—	(6,159)
10% Stock dividend—Common Stock	—	25	66,540	(66,576)	—	(11)

Balances at December 31, 2010	49,456	285	432,962	(6,079)	301	476,925
Comprehensive income:
Net income	—	—	—	54,741	—	54,741
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $4,973	—	—	—	—	7,703	7,703

Comprehensive income						62,444
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	544	—	—	(544)	—	—
Net issuance of 90,940 shares of common stock from exercise of stock options	—	1	714	—	—	715
Repurchase of 300,000 shares of common stock	—	(3)	(6,765)	—	—	(6,768)
Tax benefit from stock options exercised	—	—	562	—	—	562
Share-based compensation	—	—	382	—	—	382
Cash dividends—Preferred Stock—5%	—	—	—	(1,286)	—	(1,286)
Cash dividends—Common Stock, $0.268 per share	—	—	—	(7,608)	—	(7,608)

Balances at December 31, 2011	$—	$283	$425,649	$40,130	$8,004	$474,066

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2011	2010	2009
Operating Activities
Net income	$54,741	$17,591	$26,806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,681	5,387	5,082
Amortization/(accretion)	1,506	(733)	3,081
Share-based compensation	382	376	(81)
Tax benefits from stock options exercised	(562)	(964)	(439)
Gain (loss) on assets	1,145	4,421	23
Gain on acquisitions	—	(34,484)	—
Provision for loan losses	3,500	72,850	11,150
Deferred income tax effect	(9,237)	386	(802)
Increase in cash value of life insurance	(1,128)	(1,383)	(1,981)
Originations of mortgage loans held for sale	(116,873)	(156,159)	(177,586)
Proceeds from sales of mortgage loans held for sale	120,565	136,288	179,190
Changes in assets and liabilities:
Accrued interest receivable	625	2,617	(22)
Other assets	37,039	18,375	(15,330)
Accrued interest payable and other liabilities	(4,708)	(8,177)	5,862

Net cash provided by (used in) operating activities	92,676	56,391	34,953

Investing Activities
Net (increase) decrease in federal funds sold	26,748	14,907	(3,895)
Net (increase) decrease in loans net, excluding loans acquired	168,532	62,951	(24,410)
Purchases of investment securities—available for sale	(408,251)	(199,918)	(107,170)
Proceeds from maturities of investment securities—available for sale	214,258	131,968	109,879
Proceeds from sale of investment securities—available for sale	1,116	21,504	35,740
Proceeds from foreclosed assets held for sale	25,576	20,995	9,590
Proceeds from sale of SBA loans	4,524	268	882
Sale of mortgage servicing portfolio	—	225	—
Purchases of premises and equipment, net	(13,022)	(16,223)	(2,311)
Death benefits received	700	1,585	—
Acquisition of Centennial Bancshares, Inc., net funds received	—	—	(3,100)
Net cash proceeds received in FDIC-assisted acquisitions	—	281,509	—

Net cash provided by (used in) investing activities	20,181	319,771	15,205

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(103,767)	(147,422)	(12,485)
Net increase (decrease) in securities sold under agreements to repurchase	(12,140)	12,459	(51,389)
Net increase (decrease) in federal funds purchased	—	—	—
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(34,493)	(117,765)	(18,615)
Retirement of subordinated debentures	—	(3,252)	—
Proceeds from issuance of common stock	—	—	107,341
Repurchase of common stock	(6,768)	—	—
Proceeds from issuance of preferred stock and common stock warrant	—	—	50,000
Repurchase of preferred stock and common stock warrant	(51,300)	—	—
Proceeds from exercise of stock options	715	1,555	1,391
Disgorgement of profits	—	11	—
Tax benefits from stock options exercised	562	964	439
Dividends paid on preferred stock	(1,286)	(2,500)	(2,395)
Dividends paid on common stock	(7,608)	(6,170)	(5,123)

Net cash provided by (used in) financing activities	(216,085)	(262,120)	69,164

Net change in cash and cash equivalents	(103,228)	114,042	119,322
Cash and cash equivalents—beginning of year	287,532	173,490	54,168

Cash and cash equivalents—end of year	$184,304	$287,532	$173,490

See accompanying notes.

Home BancShares, Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary – Centennial Bank (the Bank). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida and the Florida Panhandle. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed assets, the valuations of covered loans and the related indemnification asset. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with banks and interest-bearing deposits with other banks. The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts through December 31, 2012, at all FDIC-insured institutions.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and classified loans less than $250,000 and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans accounted for under FASB ASC 310-30, Loans Acquired with Deteriorated Credit Quality, after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Over the life of the acquired loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s weighted average life.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans or pools) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss, the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in other assets until cash is received from the FDIC.

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

Upon the determination of an incurred loss the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in other assets until cash is received from the FDIC.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2011, 2010 and 2009, as required by FASB ASC 350, Intangibles—Goodwill and Other. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The notional amount of the loans was $19.3 million at December 31, 2011 and $19.8 million at December 31, 2010. The impact to the 2011 and 2010 financial statements was $2.1 million for each year in other assets with a corresponding amount in other liabilities.

Stock Options

The Company accounts for stock options in accordance with FASB ASC 718, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

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

Earnings per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2011	2010	2009
	(In thousands)
Net income available to all stockholders	$54,741	$17,591	$26,806
Less: Preferred stock dividends and accretion of discount on preferred stock	1,828	2,680	2,576

Net income available to common stockholders	$52,913	$14,911	$24,230

Average common shares outstanding	28,416	28,361	23,627
Effect of common stock options	196	239	257

Diluted common shares outstanding	28,612	28,600	23,884

Basic earnings per common share	$1.86	$0.53	$1.03
Diluted earnings per common share	$1.85	$0.52	$1.02

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Costal and Bayside.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

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

See Note 2 “Business Combinations” in the Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

FDIC-Assisted Acquisitions—Other Matters

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2011
	Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

	December 31, 2010
	Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

Assets, principally investment securities, having a carrying value of approximately $403.2 million and $268.0 million at December 31, 2011 and 2010, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $62.3 million and $74.5 million at December 31, 2011 and 2010, respectively.

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$295,892	$297,743
Due after one year through five years	248,031	253,596
Due after five years through ten years	86,452	90,990
Due after ten years	27,674	28,892

Total	$658,049	$671,221

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

There were no securities classified as held to maturity at December 31, 2011, 2010 and 2009.

During the year ended December 31, 2011, $1.1 million of available for sale securities were sold. The gross realized gains on these sales totaled approximately $5,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of FASB ASC 320, Investments—Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost bases, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the fourth quarter of 2010, the Company became aware that fraudulent rural improvement district bonds sold to various financial institutions in Arkansas had become other than temporarily impaired. As a result of the fraud, the bonds were deemed worthless and were written off. The total of this charge-off was $3.6 million or $0.08 diluted earnings per share for 2010. During the fourth quarter of 2011 the Company recorded a $2.2 million gain from this loss via recovery of insurance proceeds.

One additional security was deemed by management to have other-than-temporary impairment of approximately $70,000 for the year ended December 31, 2010. No other securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in years prior to 2010.

For the year ended December 31, 2011, the Company had approximately $42,000 in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 82.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2011 and 2010:

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$89,714	$(363)	$2,569	$(17)	$92,283	$(380)
Mortgage-backed securities	22,626	(173)	—	—	22,626	(173)
State and political subdivisions	1,478	(4)	1,999	(25)	3,477	(29)
Other securities	13,392	(418)	—	—	13,392	(418)

Total	$127,210	$(958)	$4,568	$(42)	$131,778	$(1,000)

	December 31, 2010
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$126,862	$(1,932)	$—	$—	$126,862	$(1,932)
Mortgage-backed securities	27,427	(300)	—	—	27,427	(300)
State and political subdivisions	57,272	(1,970)	4,069	(487)	61,341	(2,457)
Other securities	—	—	2,667	(71)	2,667	(71)

Total	$211,561	$(4,202)	$6,736	$(558)	$218,297	$(4,760)

4. Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses

The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$698,986	$805,635
Construction/land development	361,846	348,768
Agricultural	28,535	26,798
Residential real estate loans
Residential 1-4 family	349,543	371,381
Multifamily residential	56,909	59,319

Total real estate	1,495,819	1,611,901
Consumer	37,923	51,642
Commercial and industrial	176,276	184,014
Agricultural	21,784	16,549
Other	28,284	28,268

Loans receivable not covered by loss share	$1,760,086	$1,892,374

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2011, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3,590)	(4,076)	(3,299)	(571)	(3,159)	—	(14,695)
Recoveries of loans previously charged off	827	278	2,477	5,817	577	—	9,976

Net loans recovered (charged off)	(2,763)	(3,798)	(822)	5,246	(2,582)	—	(4,719)
Provision for loan losses	(1,294)	6,919	(1,279)	(5,295)	4,818	(369)	3,500

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,516	$29,818	$9,535	$2,798	$—	$173,202
Loans collectively evaluated for impairment	336,312	622,005	376,634	166,741	85,193	—	1,586,884

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

As of December 31, 2011, no loans acquired with deteriorated credit quality have required a provision for loan loss.

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2010, and the recorded investment in allowance for loan losses and loans based on portfolio segment by impairment method as of December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	As of December 31, 2010
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$9,624	$13,568	$11,348	$6,067	$1,984	$377	$42,968
Loans charged off	(10,274)	(16,705)	(10,731)	(24,227)	(2,516)	—	(64,453)
Recoveries of loans previously charged off	55	868	492	50	518	—	1,983

Net loans recovered (charged off)	(10,219)	(15,837)	(10,239)	(24,177)	(1,998)	—	(62,470)
Provision for loan losses	12,597	19,516	13,188	24,467	1,036	2,046	72,850

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$7,602	$9,912	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	4,400	7,335	4,454	3,732	584	2,423	22,928

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,556	$69,010	$35,077	$16,939	$1,136	$—	$147,718
Loans collectively evaluated for impairment	323,212	763,423	395,623	167,075	95,323	—	1,744,656

Balance, end of year	$348,768	$832,433	$430,700	$184,014	$96,459	$—	$1,892,374

As of December 31, 2010, no loans acquired with deteriorated credit quality have required a provision for loan loss.

The following is a summary of activity within the allowance for loan losses:

Year Ended December 31,
2009
(Dollars in thousands)
Balance, beginning of year	$40,385
Loans charged off	(10,469)
Recoveries on loans previously charged off	1,902

Net charge-offs	(8,567)
Provision charged to operating expense	11,150
Allowance for loan losses of acquired institutions	—

Balance, end of year	$42,968

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2011 and December 31, 2010:

	December 31, 2011
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$764	$1,758	$7,055	$9,577	$689,409	$698,986	$—
Construction/land development	848	650	2,226	3,724	358,122	361,846	—
Agricultural	—	—	178	178	28,357	28,535	—
Residential real estate loans
Residential 1-4 family	2,064	251	13,617	15,932	333,611	349,543	750
Multifamily residential	—	—	92	92	56,817	56,909	92

Total real estate	3,676	2,659	23,168	29,503	1,466,316	1,495,819	842
Consumer	656	268	1,501	2,425	35,498	37,923	132
Commercial and industrial	234	211	1,617	2,062	174,214	176,276	19
Agricultural and other	176	17	1,203	1,396	48,672	50,068	—

Total	$4,742	$3,155	$27,489	$35,386	$1,724,700	$1,760,086	$993

	December 31, 2010
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,903	$4,833	$16,535	$23,271	$782,364	$805,635	$—
Construction/land development	5,055	—	6,809	11,864	336,904	348,768	1
Agricultural	—	—	220	220	26,578	26,798	—
Residential real estate loans
Residential 1-4 family	1,513	2,354	16,530	20,397	350,984	371,381	535
Multifamily residential	—	2,887	5,122	8,009	51,310	59,319	—

Total real estate	8,471	10,074	45,216	63,761	1,548,140	1,611,901	536
Consumer	154	60	1,342	1,556	50,086	51,642	34
Commercial and industrial	283	395	2,943	3,621	180,393	184,014	8
Agricultural and other	156	20	1	177	44,640	44,817	—

Total	$9,064	$10,549	$49,502	$69,115	$1,823,259	$1,892,374	$578

Non-accruing loans not covered by loss share at December 31, 2011 and December 31, 2010 were $26.5 million and $48.9 million, respectively.

During the year ended December 31, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000. The Company sold $250,000 of the guaranteed portions of SBA loans during the year ended December 31, 2010, resulting in a gain of $18,000.

Mortgage loans held for resale of approximately $10.3 million and $14.0 million at December 31, 2011 and 2010, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2011 and 2010 were not material.

The following is a summary of the non-covered impaired loans as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$80,316	$80,179	$15,050	$52,757	$2,913
Construction/land development	21,600	19,606	4,428	19,077	963
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,419	20,243	6,272	19,914	858
Multifamily residential	6,577	6,576	2,213	7,039	350

Total real estate	133,912	108,732	27,963	99,266	5,094
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,619	3,503	10,984	730
Agricultural and other	1,203	1,203	1,203	241	—

Total	$147,263	$138,022	$33,671	$111,839	$5,870

	December 31, 2010
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$36,884	$9,697	$18,366	$1,922
Construction/land development	19,617	17,282	7,602	14,272	823
Agricultural	598	598	215	120	40
Residential real estate loans
Residential 1-4 family	20,894	18,416	6,884	17,137	602
Multifamily residential	7,251	7,251	2,959	5,149	325

Total real estate	88,438	80,431	27,357	55,044	3,712
Consumer	658	658	438	799	—
Commercial and industrial	11,284	11,208	2,625	6,218	749
Agricultural and other	—	—	—	—	—

Total	$100,380	$92,297	$30,420	$62,061	$4,461

With the adoption of ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, $45.7 million of the change in impaired loans at December 31, 2011 as compared to December 31, 2010 was due to troubled debt restructurings now being classified as impaired loans.

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain TDRs where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the year ended December 31, 2011 and 2010 was approximately $5.9 million and $4.5 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale from 1 to 8. A description of the general characteristics of the 8 risk ratings are as follows:

•

Risk rating 1 – Excellent. Loans in this category are to persons or entities of unquestionable financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.

•

Risk rating 2 – Good. These are loans to persons or entities with strong financial condition and above-average liquidity that have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

•

Risk rating 3 – Satisfactory. Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.

•

Risk rating 4 – Watch. Borrowers who have marginal cash flow, marginal profitability or have experienced an unprofitable year and a declining financial condition characterize these loans. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. Included in this category are loans to borrowers in industries that are experiencing elevated risk.

•

Risk rating 5 – Other Loans Especially Mentioned (“OLEM”). A loan criticized as OLEM has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. OLEM assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

•

Risk rating 6 – Substandard. A loan classified as substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.

•

Risk rating 7 – Doubtful. A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the loan.

•

Risk rating 8 – Loss. Assets classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may occur in the future. This classification is based upon current facts, not probabilities. Assets classified as loss should be charged-off in the period in which they became uncollectible.

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,813	$—	$—	$44,813
Construction/land development	6,718	—	—	6,718
Agricultural	178	—	—	178
Residential real estate loans
Residential 1-4 family	22,376	382	—	22,758
Multifamily residential	4,884	—	—	4,884

Total real estate	78,969	382	—	79,351
Consumer	2,224	—	—	2,224
Commercial and industrial	8,947	55	—	9,002
Agricultural and other	1,253	—	—	1,253

Total	$91,393	$437	$—	$91,830

	December 31, 2010
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$31,806	$5,483	$—	$37,289
Construction/land development	11,665	934	—	12,599
Agricultural	994	—	—	994
Residential real estate loans
Residential 1-4 family	23,801	740	—	24,541
Multifamily residential	11,170	—	—	11,170

Total real estate	79,436	7,157	—	86,593
Consumer	1,350	—	—	1,350
Commercial and industrial	3,588	55	—	3,643
Agricultural	1	2	—	3
Other	143	—	—	143

Total	$84,518	$7,214	$—	$91,732

Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. All loans over $250,000 that are rated 5 or worse are individually assessed for impairment on a quarterly basis. Loans rated 5 – 8 that fall under the threshold amount are not individually tested for impairment and therefore are not included in impaired loans; (2) of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

The following is a presentation of non-covered loans by class and risk rating as of December 31, 2011 and December 31, 2010:

	December 31, 2011
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48	$14	$341,027	$258,252	$54,832	$44,813	$698,986
Construction/land development	8	405	93,913	246,520	14,282	6,718	361,846
Agricultural	—	—	10,495	17,862	—	178	28,535
Residential real estate loans
Residential 1-4 family	277	157	210,846	106,707	8,798	22,758	349,543
Multifamily residential	—	—	36,300	14,032	1,693	4,884	56,909

Total real estate	333	576	692,581	643,373	79,605	79,351	1,495,819
Consumer	7,817	939	17,458	8,163	1,322	2,224	37,923
Commercial and industrial	7,737	1,080	84,923	71,139	2,395	9,002	176,276
Agricultural and other	51	1,583	29,991	17,186	4	1,253	50,068

Total	$15,938	$4,178	$824,953	$739,861	$83,326	$91,830	$1,760,086

	December 31, 2010
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$398	$22	$440,990	$292,391	$34,545	$37,289	$805,635
Construction/land development	16	—	74,887	244,133	17,133	12,599	348,768
Agricultural	—	—	19,315	6,196	293	994	26,798
Residential real estate loans
Residential 1-4 family	245	12	242,036	92,998	11,549	24,541	371,381
Multifamily residential	—	—	28,539	17,915	1,695	11,170	59,319

Total real estate	659	34	805,767	653,633	65,215	86,593	1,611,901
Consumer	14,355	3,093	15,232	17,360	252	1,350	51,642
Commercial and industrial	7,967	668	81,012	75,138	15,586	3,643	184,014
Agricultural and other	144	1,270	36,029	7,223	5	146	44,817

Total	$23,125	$5,065	$938,040	$753,354	$81,058	$91,732	$1,892,374

The following is a presentation of non-covered TDR’s by class as of December 31, 2011:

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$39,420	$22,739	$5,319	$4,326	$32,384
Construction/land development	6	11,114	7,642	34	3,259	10,935
Residential real estate loans
Residential 1-4 family	16	9,572	5,055	124	771	5,950
Multifamily residential	2	4,586	3,692	—	—	3,692

Total real estate	51	64,692	39,128	5,477	8,356	52,961
Commercial and industrial	5	534	115	—	195	310

Total	56	$65,226	$39,243	$5,477	$8,551	$53,271

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	December 31, 2011
	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	3	$4,147
Construction/land development	1	112
Residential real estate loans
Residential 1-4 family	3	1,805
Multifamily residential	—	—

Total real estate	7	6,064
Commercial and industrial	1	10

Total	8	$6,074

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of December 31, 2011 and December 31, 2010 for Company’s FDIC-assisted transactions:

	December 31,	December 31,
	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$189,380	$208,678
Construction/land development	103,535	127,340
Agricultural	3,155	5,454
Residential real estate loans
Residential 1-4 family	148,692	180,914
Multifamily residential	8,933	9,176

Total real estate	453,695	531,562
Consumer	334	498
Commercial and industrial	26,884	42,443
Agricultural	—	63
Other	826	1,210

Loans receivable covered by FDIC loss share (1)	$481,739	$575,776

(1)	These loans were not classified as nonperforming assets at December 31, 2011 and December 31, 2010, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the year ended December 31, 2011 for the Company’s FDIC-assisted acquisitions.

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$86,712	$575,776
Reforecasted future interest payments for loan pools	46,455	—
Adjustment to yield	3,342	—
Accretion	(38,672)	38,672
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(19,822)
Payments received, net	—	(112,887)

Balance at end of period	$97,837	$481,739

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $46.5 million. This updated forecast does not change the expected weighted average yields on the loan pools.

Four pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $3.3 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $2.5 million. The $2.5 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. This will result in approximately $810,000 of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at December 31, 2011 and 2010.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2011 and 2010, were as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Goodwill
Balance, beginning of period	$59,663	$53,039
FDIC-assisted acquisitions	—	6,624

Balance, end of period	$59,663	$59,663

	December 31, 2011	December 31, 2010
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$11,447	$4,698
FDIC-assisted acquisitions	—	9,310
Amortization expense	(2,827)	(2,561)

Balance, end of year	$8,620	$11,447

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2011 and 2010 were:

	December 31,
	2011	2010
	(In thousands)
Gross carrying amount	$23,461	$23,461
Accumulated amortization	14,841	12,014

Net carrying amount	$8,620	$11,447

Core deposit and other intangible amortization for the years ended December 31, 2011, 2010 and 2009 was approximately $2.8 million, $2.6 million and $1.8 million, respectively. Including all of the mergers completed as of December 31, 2011, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2012 through 2016 is approximately: 2012—$2.4 million; 2013—$2.4 million; 2014—$2.2 million; 2015—$1.4 million; 2016—$156,000.

The carrying amount of the Company’s goodwill was $59.7 million at December 31, 2011 and 2010. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

7. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $703.2 million and $845.2 million at December 31, 2011 and 2010, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $9.9 million, $9.8 million and $13.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 and 2010, brokered deposits were $103.4 million and $98.9 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2011 (in thousands):

One month or less	$125,742
Over 1 month to 3 months	185,861
Over 3 months to 6 months	244,486
Over 6 months to 12 months	378,257
Over 12 months to 2 years	177,061
Over 2 years to 3 years	21,617
Over 3 years to 5 years	71,228
Over 5 years	100

Total time deposits	$1,204,352

Deposits totaling approximately $279.8 million and $267.6 million at December 31, 2011 and 2010, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

8. Securities Sold Under Agreements to Repurchase

At December 31, 2011 and 2010, securities sold under agreements to repurchase totaled $62.3 million and $74.5 million, respectively. For the year ended December 31, 2011 and 2010, securities sold under agreements to repurchase daily weighted average totaled $66.9 million and $64.7 million, respectively.

9. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $142.8 million and $177.3 million at December 31, 2011 and 2010, respectively. All of the outstanding balance for December 31, 2011 and 2010 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.898% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $135.0 million and $179.1 million at December 31, 2011 and 2010, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2011 and 2010, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2011, are as follows (in thousands):

2012	$12,119
2013	30,000
2014	—
2015	5,700
2016	5,000
Thereafter	89,958

$142,777

10. Subordinated Debentures

Subordinated debentures at December 31, 2011 and 2010 consisted of guaranteed payments on trust preferred securities with the following components:

	2011	2010
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,618	$20,618
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,465	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$44,331	$44,331

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

The Company holds $44.3 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The 2009 agreement between the Company and the Treasury limited our ability to retire any of our qualifying capital. As a result of the Company repurchasing in July 2011, all 50,000 shares of its Series A preferred stock which the Company issued to the Treasury this limitation has been removed.

During 2010, one trust preferred security became callable with a penalty of 5.30% based on the terms of the particular agreement. The Company requested permission from the Treasury to retire this source of capital. The Treasury subsequently granted the request to pay off this trust preferred security during the third quarter. Upon approval from the Treasury, the Company made the election to pay off this $3.2 million trust preferred security during 2010.

11. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current:
Federal	$32,751	$4,898	$10,975
State	6,087	737	1,957

Total current	38,838	5,635	12,932

Deferred:
Federal	(7,821)	315	(670)
State	(1,416)	71	(132)

Total deferred	(9,237)	386	(802)

Provision for income taxes	$29,601	$6,021	$12,130

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.87)	(9.53)	(5.46)
Cash value of life insurance	(0.47)	(2.05)	(1.78)
State income taxes, net of federal benefit	3.60	2.22	3.05
Other	(0.16)	(0.14)	0.34

Effective income tax rate	35.10%	25.50%	31.15%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2011	December 31, 2010
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,474	$20,879
Deferred compensation	1,839	1,742
Stock options	317	324
Real estate owned	9,189	7,041
Loan discounts	57,095	62,269
Tax basis premium/discount on acquisitions	14,306	14,682
Deposits	357	1,163
Other	5,236	5,287

Gross deferred tax assets	108,813	113,387

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,299	2,341
Unrealized gain on securities	5,167	194
Core deposit intangibles	1,159	2,165
Indemnification asset	75,254	89,142
FHLB dividends	879	867
Other	1,205	92

Gross deferred tax liabilities	85,963	94,801

Net deferred tax assets	$22,850	$18,586

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2008. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2008 in the second quarter of 2011 that is anticipated to be completed by the second quarter of 2012. As of December 31, 2011, the IRS has not proposed any significant adjustments to the Company’s tax return. The Company does not anticipate the examination to result in a material change to its financial position.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company did not recognize any interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2011, 2010 and 2009.

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

On January 16, 2009, the Company issued and sold, and the United States Department of the Treasury (the “Treasury”) purchased, (1) 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock Series A (the “Preferred Shares”), liquidation preference of $1,000 per share, and (2) a ten-year warrant (the “Warrant”) to purchase shares of the Company’s common stock, par value $0.01 per share, at an exercise price of $23.664 per share, for an aggregate purchase price of $50.0 million in cash.

On July 6, 2011, we repurchased all 50,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, held by the Treasury. Under the terms of the repayment document, the Company paid an aggregate repurchase price of approximately $50.4 million to repurchase the Preferred Shares, including $354,167 in dividends accrued since the Company’s last quarterly dividend payment to the Treasury, and the Treasury returned to the Company the stock certificate representing the Preferred Shares. The Preferred Shares are thereby cancelled and will be considered authorized but unissued shares of preferred stock.

On July 27, 2011, the Company repurchased the Warrant issued by the Company to the Treasury. The Warrant was repurchased by the Company pursuant to a letter agreement between the Treasury and the Company, dated July 21, 2011, for a total repurchase price of approximately $1.3 million. Prior to its repurchase, the Warrant allowed the Treasury to purchase up to 158,471.50 shares of the Company’s common stock at an exercise price of $23.664 per share. The repurchase price was based on the fair market value of the Warrant as agreed upon by the Company and the Treasury.

Stock Compensation Plans

The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. This plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 1,782,000 of common stock in the Company. As of December 31, 2011, the Company has approximately 505,000 shares remaining available for grants or issuance under the plan and approximately 1.1 million shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding at December 31, 2011, 2010, and 2009 was $8.3 million, $7.4 million and $9.5 million, respectively. The intrinsic value of the stock options vested at December 31, 2011, 2010 and 2009 was $8.1 million, $7.2 million and $9.3 million, respectively.

The intrinsic value of the stock options exercised during 2011, 2010 and 2009 was $1.5 million, $2.7 million, and $1.3 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $26,000 as of December 31, 2011.

The table below summarized the transactions under the Company’s stock option plans at December 31, 2011, 2010 and 2009 and changes during the years then ended:

	2011		2010		2009
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	660	$10.88	835	$10.46	1,176	$10.65
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	(201)	11.93
Exercised	(91)	7.87	(175)	8.89	(140)	9.95
Expired	—	—	—	—	—	—

Outstanding, end of period	569	11.36	660	10.88	835	10.46

Exercisable, end of period	550	$11.13	623	$10.45	779	$9.93

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no options granted during 2011, 2010 or 2009. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The following is a summary of currently outstanding and exercisable options at December 31, 2011:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 6.17 to $7.01	69	1.93	6.27	69	6.27
$ 7.85 to $8.68	65	2.48	8.53	65	8.53
$ 9.55 to $9.83	52	3.56	9.63	52	9.63
$ 10.66 to $10.66	104	3.94	10.66	104	10.66
$ 11.09 to $11.09	175	4.20	11.09	175	11.09
$ 16.65 to $17.82	56	5.73	17.28	43	17.32
$ 18.50 to $18.62	19	5.35	18.57	15	18.57
$ 20.33 to $22.74	29	5.38	20.78	27	20.62

	569			550

The table below summarized the activity for the Company’s restricted stock issued and outstanding at December 31, 2011, 2010 and 2009 and changes during the years then ended:

	2011	2010	2009
Beginning of year	22,049	12,039	—
Issued	32,156	18,810	12,039
Vested	(5,683)	(8,800)	—

End of year	48,522	22,049	12,039

Amount of expense (in thousands)	$351	$324	$144

All the restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance. The only exception to this vesting is for 4,999 shares of restricted common stock issued during 2009. These restricted shares will vest equally each year over three years beginning on the third anniversary of the issuance.

During the year 2011, the Company utilized a portion of the stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. The Company repurchased a total of 300,000 shares with a weighted average stock price of $22.53. The Company believes the stock repurchased at this price is an excellent investment. The 2011 earnings were used to fund this repurchase. The shares repurchased during 2011 will be used to fulfill a future restricted stock award program for the Company’s management team.

13. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2011	2010	2009
	(In thousands)
Salaries and employee benefits	$42,825	$38,881	$33,035
Occupancy and equipment	14,197	13,164	10,599
Data processing expense	4,601	3,513	3,214
Other operating expenses:
Advertising	4,270	2,033	2,614
Merger and acquisition expenses	145	5,165	1,511
Amortization of intangibles	2,827	2,561	1,849
Amortization of mortgage servicing rights	—	436	801
Electronic banking expense	2,733	1,974	2,903
Directors’ fees	811	679	986
Due from bank service charges	496	439	414
FDIC and state assessment	4,283	3,676	4,689
Insurance	1,673	1,220	1,120
Legal and accounting	1,603	1,620	915
Mortgage servicing expense	—	158	303
Other professional fees	1,954	1,526	1,087
Operating supplies	1,168	889	837
Postage	942	675	665
Telephone	977	824	668
Other expense	9,217	5,568	4,673

Total other operating expenses	33,099	29,443	26,035

Total non-interest expense	$94,722	$85,001	$72,883

14. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2011, 2010 and 2009. The Company’s expense for the plan was approximately $522,000, $466,000 and $366,000 in 2011, 2010 and 2009, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore he began receiving the supplemental retirement benefit due to him. He received $125,000 of this benefit during 2011. An expense of approximately $372,000, $566,000 and $561,000 was accrued for 2011, 2010 and 2009 for this plan, respectively.

15. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2011 and 2010, related party loans were approximately $34.2 million and $42.7 million, respectively. New loans and advances on prior commitments made to the related parties were $8.3 million and $29.4 million for the years ended December 31, 2011 and 2010, respectively. Repayments of loans made by the related parties were $18.0 million and $36.7 million for the years ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, directors, officers, and other related interest parties had demand, non interest-bearing deposits of $12.2 million and $26.6 million, respectively, savings and interest-bearing transaction accounts of $484,000 and $362,000, respectively, and time certificates of deposit of $9.7 million and $12.4 million, respectively.

During 2011, 2010 and 2009, rent expense totaling approximately $97,000, $81,000 and $80,000, respectively, was paid to related parties.

16. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2011, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2012	$1,568
2013	1,310
2014	1,094
2015	1,036
2016	874
Thereafter	6,583

$12,465

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

Although the Company has a diversified loan portfolio, at December 31, 2011 and 2010, non-covered commercial real estate loans represented 61.9% and 62.4% of gross non-covered loans and 229.8% and 247.7% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 23.1% and 22.8% of gross non-covered loans and 85.7% and 90.3% of total stockholders’ equity at December 31, 2011 and 2010, respectively.

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

At December 31, 2011 and 2010, commitments to extend credit of $292.4 million and $257.9 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2011 and 2010, is $22.8 million and $18.7 million, respectively.

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. As of December 31, 2011, Level 3 securities were immaterial.

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $104.4 million and $61.9 million as of December 31, 2011 and 2010, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $590,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the year ended December 31, 2011.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2011 and 2010, the fair value of non-covered foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $16.7 million and $11.6 million, respectively.

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

	December 31, 2011
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,304	$184,304
Federal funds sold	1,100	1,100
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,603,606	1,587,453
Loans receivable covered by FDIC loss share	481,739	481,739
FDIC indemnification asset	193,856	193,856
Accrued interest receivable	15,551	15,551

Financial liabilities:
Deposits:
Demand and non-interest bearing	$464,581	$464,581
Savings and interest-bearing transaction accounts	1,189,098	1,189,098
Time deposits	1,204,352	1,209,689
Federal funds purchased	—	—
Securities sold under agreements to repurchase	62,319	62,319
FHLB borrowed funds	142,777	150,789
Accrued interest payable	2,125	2,125
Subordinated debentures	44,331	47,109

	December 31, 2010
	Carrying
	Amount	Fair Value
	(In thousands)
Financial assets:
Cash and cash equivalents	$287,532	$287,532
Federal funds sold	27,848	27,848
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,777,149	1,770,147
Loans receivable covered by FDIC loss share	575,776	575,776
FDIC indemnification asset	227,258	227,258
Accrued interest receivable	16,176	16,176

Financial liabilities:
Deposits:
Demand and non-interest bearing	$392,622	$392,622
Savings and interest-bearing transaction accounts	1,108,309	1,108,309
Time deposits	1,460,867	1,463,922
Federal funds purchased	—	—
Securities sold under agreements to repurchase	74,459	74,459
FHLB borrowed funds	177,270	179,851
Accrued interest payable	3,004	3,004
Subordinated debentures	44,331	48,162

21. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2010 and the first six months of 2011, the Company did not request any dividends from its banking subsidiary. As a result of the Company repurchasing all 50,000 shares of its Series A Preferred Stock and the related common stock warrant in July 2011 for approximately $51.7 million, the Company requested approximately $39.8 million during the last half of 2011 in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings through November 30, 2011 from its banking subsidiary. The Company plans to continue to request dividends from its banking subsidiary during 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2011, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2011
Leverage ratios:
Home BancShares	$441,931	12.48%	$141,645	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	11.65	138,948	4.00		173,685	5.00
Tier 1 capital ratios:
Home BancShares	$441,931	17.04%	$103,740	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	15.68	103,236	4.00		154,855	6.00
Total risk-based capital ratios:
Home BancShares	$474,601	18.30%	$207,476	8.00%	$	N/A	N/A	%
Centennial Bank	437,197	16.94	206,468	8.00		258,086	10.00

As of December 31, 2010
Leverage ratios:
Home BancShares	$450,015	12.15%	$148,153	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	10.32	148,755	4.00		185,944	5.00
Tier 1 capital ratios:
Home BancShares	$450,015	16.69%	$107,853	4.00%	$	N/A	N/A	%
Centennial Bank	383,788	14.32	107,203	4.00		160,805	6.00
Total risk-based capital ratios:
Home BancShares	$483,963	17.95%	$215,694	8.00%	$	N/A	N/A	%
Centennial Bank	417,511	15.58	214,383	8.00		267,979	10.00

22. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the years ended:

	2011	2010	2009
	(In thousands)
Interest paid	$31,430	$35,830	$41,586
Income taxes paid	37,150	14,950	12,950
Assets acquired by foreclosure	42,714	16,780	19,355

23. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2011	2010
Assets
Cash and cash equivalents	$33,629	$60,334
Investments in wholly-owned subsidiary	480,114	454,318
Investments in unconsolidated subsidiary	1,331	1,331
Other assets	5,874	7,976

Total assets	$520,948	$523,959

Liabilities
Subordinated debentures	$44,331	$44,331
Other liabilities	2,551	2,703

Total liabilities	46,882	47,034

Stockholders’ Equity
Preferred stock	—	49,456
Common stock	283	285
Capital surplus	425,649	432,962
Retained (deficit) earnings	40,130	(6,079)
Accumulated other comprehensive income	8,004	301

Total stockholders’ equity	474,066	476,925

Total liabilities and stockholders’ equity	$520,948	$523,959

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2011	2010	2009
Income
Dividends from subsidiary	$39,760	$—	$2,119
Other income	65	75	3,445

Total income	39,825	75	5,564
Expenses	5,089	5,573	11,134

Loss before income taxes and equity in undistributed net income of subsidiary	34,736	(5,498)	(5,570)
Tax benefit for income taxes	1,912	2,273	2,979

Income (loss) before equity in undistributed net income of subsidiary	36,648	(3,225)	(2,591)
Equity in undistributed net income of subsidiary	18,093	20,816	29,397

Net income	$54,741	$17,591	$26,806

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2011	2010	2009
Cash flows from operating activities
Net income	$54,741	$17,591	$26,806
Items not requiring (providing) cash
Depreciation	—	—	122
Amortization	—	(60)	(91)
Loss on investment securities	—	71	—
Share-based compensation	36	376	(81)
Tax benefit from stock options exercised	(562)	(964)	(439)
Equity in undistributed income of subsidiaries	(18,093)	(20,816)	(29,397)
Changes in other assets	2,102	3,148	(432)
Changes in other liabilities	410	922	1,312

Net cash provided by (used in) operating activities	38,634	268	(2,200)

Cash flows from investing activities
Purchases of premises and equipment, net	—	—	(344)
Capital contribution to subsidiaries	—	(107,000)	(1,000)
Purchase of Centennial Bancshares, Inc	—	—	(3,100)
Proceeds from maturities of investment securities	—	29	—

Net cash provided by (used in) investing activities	—	(106,971)	(4,444)

Cash flows from financing activities
Net proceeds from common stock public offering	—	—	107,341
Repurchase of preferred stock and common stock warrant	(51,300)	—	—
Net proceeds from issuance of preferred stock and common stock warrant	—	—	50,000
Net proceeds from stock issuance	1,061	1,555	1,391
Retirement of subordinated debentures	—	(3,252)	—
Tax benefit from stock options exercised	562	964	439
Repurchase of common stock	(6,768)	—	—
Disgorgement of profits	—	11	—
Dividends paid	(8,894)	(8,670)	(7,518)

Net cash provided by (used in) financing activities	(65,339)	(9,392)	151,653

Increase (decrease) in cash and cash equivalents	(26,705)	(116,095)	145,009
Cash and cash equivalents, beginning of year	60,334	176,429	31,420

Cash and cash equivalents, end of year	$33,629	$60,334	$176,429

24. Recent Accounting Pronouncements

In April 2011, the FASB issued an update, ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” clarifying the requirements of FASB ASC Topic 310-40, “Troubled Debt Restructurings by Creditors”. This update provides additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties. This update also ends the FASB’s deferral of the additional disclosure requirements around troubled debt restructurings included in ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. The provisions of ASU No. 2011-02, as well as the additional disclosure requirements around troubled debt restructurings, became effective for the Company for the interim reporting period ended September 30, 2011. For further detail on troubled debt restructurings, see Note 4 –– Loans Receivable Not Covered By Loss Share and Allowance for Loan Losses.

In April 2011, the FASB issued an update, ASU No. 2011-03, “Reconsideration of Effective Control for Repurchase Agreements”, which simplified the accounting for arrangements such as repurchase and securities lending agreements. The collateral maintenance requirement will be eliminated from the assessment of effective control, which could result in more transactions being accounted for as secured borrowings rather than sales. The assessment of effective control will focus on a transferor’s contractual rights and obligations, not the amount of collateral obtained to repurchase or redeem the transferred financial asset. Under the amended guidance, a transferor maintains effective control over transferred financial assets, and thus accounts for the transfer as a secured borrowing, if there is an agreement that both entitles and obligates the transferor to repurchase the financial assets before maturity and all of the conditions already described in FASB ASC Topic 860, “Transfers and Servicing”, are met. This revised guidance is applicable to new transactions and transactions that are modified on or after the first interim or annual period beginning after December 15, 2011. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

In May 2011, the FASB issued an update, ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual financial periods beginning after December 15, 2011. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued an update, ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. This update eliminates the option to present components of other comprehensive income (OCI) as part of the statement of changes in stockholders’ equity. The amendments to the existing standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued an update, ASU 2011-08, “Testing Goodwill for Impairment”, to simplify the current two-step goodwill impairment test in FASB ASC Topic 350-20, “Intangibles—Goodwill and Other: Goodwill”. This update permits entities to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it would then perform the first step of the goodwill impairment test; otherwise, no further impairment test would be required. This guidance is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued an update, ASU 2011-11, “Disclosures About Offsetting Assets and Liabilities”, which creates new disclosure requirements about the nature of an entity’s rights of offset and related arrangements associated with its financial instruments and derivative instruments. New disclosure requirements will be required for recognized financial and derivative instruments that are offset in accordance with the guidance in FASB ASC Topic 210-20-45, “Balance Sheet—Offsetting—Other Presentation Matters”, FASB ASC Topic 815-10-45, “Derivatives and Hedging—Other Presentation Matters”, or are subject to an enforceable master netting arrangement or similar agreement. Recognized assets and liabilities within the scope of this update include financial instruments such as derivatives, repurchase agreements, reverse repurchase agreements and securities lending and borrowing arrangements subject to master netting arrangements. An entity will be required to disclose information to enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on its financial position, including the effect or potential effect of rights of set-off associated with certain financial instruments and derivative instruments. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The guidance must be applied retrospectively for any period presented that begins before an entity’s date of initial application. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

In December 2011, the FASB issued an update, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, which deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The deferral will not affect the requirement that companies present items of net income, other comprehensive income and total comprehensive income in either one continuous statement or two consecutive statements. This guidance is effective for interim and annual financial periods beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate this update will have a material impact on its consolidated financial statements.

Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

25. Subsequent Events

Effective February 16, 2012, Centennial Bank completed the acquisition of substantially all operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction cost. The Company also expects to reduce costs through economies of scale.

Pursuant to the Agreement, Centennial assumed approximately $520 million in customer deposits and acquired approximately $354 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain of Vision’s performing loans nor any of its non-performing loans or other real estate owned. As part of the acquisition, Centennial acquired the real estate and other assets related to Vision’s 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. Included in the acquisition were the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. Centennial also assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. In addition, pursuant to the Agreement, Park granted Centennial a put option to put an aggregate of $7.5 million of the purchased loans back to Park for a period of up to six months after the closing date. On the closing date, Park made a cash payment to Centennial of approximately $124.8 million.

For the year ended December 31, 2011, Vision has reported in its call report a net loss before income taxes, extraordinary items and other adjustments of approximately $28.7 million. On a carve-out basis factoring in only the assets and liabilities acquired or assumed by Centennial, the acquired portion of Vision would have resulted in net income before income taxes, extraordinary items and other adjustments for 2011 of approximately $8.8 million. The primary differences are Vision’s provision for loan losses, which will not carry over due to Centennial not acquiring Vision’s non-performing loans, and certain non-interest expenses which also will not carry over to Centennial.

As of the date the financial statements were available to be issued, the purchase price allocation has not been finalized, and thus, the resulting fair values of assets acquired and liabilities assumed are not yet available.

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

(b)	Listing of Exhibits.

Exhibit No.

12.1	Computation of Ratios of Earnings to Fixed Charges*

23.1	Consent of BKD, LLP*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

By:	/s/ C. Randall Sims
C. Randall Sims Chief Executive Officer

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 5, 2012.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Randy E. Mayor
John W. Allison	C. Randall Sims	Randy E. Mayor
Chairman of the Board of	Chief Executive Officer and	Chief Financial Officer,
Directors	Director (Principal Executive	Treasurer and Director
	Officer)	(Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams	Robert H. Adcock, Jr.	Richard H. Ashley
Director	Vice Chairman of the Board and	Director
Director

/s/ Dale A. Bruns	/s/ Richard A. Buckheim	/s/ Jack E. Engelkes
Dale A. Bruns	Richard A. Buckheim	Jack E. Engelkes
Director	Director	Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ William G. Thompson
James G. Hinkle	Alex R. Lieblong	William G. Thompson
Director	Director	Director

/s/ Brian S. Davis
Brian S. Davis Chief Accounting Officer and Investor Relations Officer (Principal Accounting Officer)