Form 10-Q
period 2012-03-31
HOME BANCSHARES INC
filed 2012-05-08
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

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

Common Stock Issued and Outstanding: 28,104,511 shares as of May 1, 2012.

HOME BANCSHARES, INC.

FORM 10-Q

March 31, 2012

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 5, 2012.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$76,837	$57,337
Interest-bearing deposits with other banks	269,401	126,967

Cash and cash equivalents	346,238	184,304
Federal funds sold	1,375	1,100
Investment securities – available for sale	759,959	671,221
Loans receivable not covered by loss share	2,046,108	1,760,086
Loans receivable covered by FDIC loss share	455,435	481,739
Allowance for loan losses	(51,014)	(52,129)

Loans receivable, net	2,450,529	2,189,696
Bank premises and equipment, net	100,674	88,465
Foreclosed assets held for sale not covered by loss share	14,634	16,660
Foreclosed assets held for sale covered by FDIC loss share	39,744	35,178
FDIC indemnification asset	181,884	193,856
Cash value of life insurance	52,955	52,700
Accrued interest receivable	15,845	15,551
Deferred tax asset, net	34,680	22,850
Goodwill	77,090	59,663
Core deposit and other intangibles	11,180	8,620
Other assets	61,165	64,253

Total assets	$4,147,952	$3,604,117

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$583,951	$464,581
Savings and interest-bearing transaction accounts	1,514,812	1,189,098
Time deposits	1,281,636	1,204,352

Total deposits	3,380,399	2,858,031
Securities sold under agreements to repurchase	72,531	62,319
FHLB borrowed funds	142,753	142,777
Accrued interest payable and other liabilities	27,403	22,593
Subordinated debentures	44,331	44,331

Total liabilities	3,667,417	3,130,051

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,090,959 in 2012 and 28,275,507 in 2011	281	283
Capital surplus	421,006	425,649
Retained earnings	51,800	40,130
Accumulated other comprehensive income	7,448	8,004

Total stockholders’ equity	480,535	474,066

Total liabilities and stockholders’ equity	$4,147,952	$3,604,117

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
	(Unaudited)
Interest income:
Loans	$38,506	$38,955
Investment securities
Taxable	2,860	2,160
Tax-exempt	1,535	1,528
Deposits – other banks	85	105
Federal funds sold	2	7

Total interest income	42,988	42,755

Interest expense:
Interest on deposits	4,660	6,260
FHLB borrowed funds	1,160	1,291
Securities sold under agreements to repurchase	110	139
Subordinated debentures	524	538

Total interest expense	6,454	8,228

Net interest income	36,534	34,527
Provision for loan losses	—	1,250

Net interest income after provision for loan losses	36,534	33,277

Non-interest income:
Service charges on deposit accounts	3,505	3,151
Other service charges and fees	3,024	2,284
Mortgage lending income	904	645
Insurance commissions	551	607
Income from title services	88	91
Increase in cash value of life insurance	257	239
Dividends from FHLB, FRB & bankers’ bank	175	141
Gain on sale of SBA loans	—	259
Gain (loss) on sale of premises and equipment, net	—	(4)
Gain (loss) on OREO, net	(107)	(94)
Gain (loss) on securities, net	19	—
FDIC indemnification asset	670	1,837
Other income	1,017	884

Total non-interest income	10,103	10,040

Non-interest expense:
Salaries and employee benefits	11,386	11,078
Occupancy and equipment	3,431	3,713
Data processing expense	1,091	1,285
Other operating expenses	8,478	7,785

Total non-interest expense	24,386	23,861

Income before income taxes	22,251	19,456
Income tax expense	7,753	6,740

Net income available to all stockholders	14,498	12,716
Preferred stock dividends and accretion of discount on preferred stock	—	670

Net income available to common stockholders	$14,498	$12,046

Basic earnings per common share	$0.51	$0.42

Diluted earnings per common share	$0.51	$0.42

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands, except per share data)	2012	2011
Net income	$14,498	$12,716
Net unrealized gain (loss) on available-for-sale securities	(896)	1,118
Less: reclassification adjustment for realized (gains) losses included in income	(19)	—

Other comprehensive (loss) income, before tax effect	(915)	1,118
Tax effect	359	(439)

Other comprehensive (loss) income	(556)	679

Comprehensive income	$13,942	$13,395

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2012 and 2011

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$49,456	$285	$432,962	$(6,079)	$301	$476,925
Comprehensive income:
Net income	—	—	—	12,716	—	12,716
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $439	—	—	—	—	679	679

Comprehensive income						13,395
Accretion of discount on preferred stock	46	—	—	(46)	—	—
Net issuance of 6,851 shares of common stock from exercise of stock options	—	—	59	—	—	59
Tax benefit from stock options exercised	—	—	35	—	—	35
Share-based compensation	—	—	74	—	—	74
Cash dividends – Preferred stock—5%	—	—	—	(625)	—	(625)
Cash dividends – Common Stock, $0.054 per share	—	—	—	(1,538)	—	(1,538)

Balances at March 31, 2011 (unaudited)	49,502	285	433,130	4,428	980	488,325
Comprehensive income:
Net income	—	—	—	42,025	—	42,025
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $4,534	—	—	—	—	7,024	7,024

Comprehensive income						49,049
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	498	—	—	(498)	—	—
Net issuance of 84,089 shares of common stock from exercise of stock options	—	1	655	—	—	656
Repurchase of 300,000 shares of common stock	—	(3)	(6,765)	—	—	(6,768)
Tax benefit from stock options exercised	—	—	527	—	—	527
Share-based compensation	—	—	308	—	—	308
Cash dividends – Preferred stock—5%	—	—	—	(661)	—	(661)
Cash dividends – Common Stock, $0.214 per share	—	—	—	(6,070)	—	(6,070)

Balances at December 31, 2011	—	283	425,649	40,130	8,004	474,066

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity – Continued

Three Months Ended March 31, 2012 and 2011

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Comprehensive income:
Net income	—	—	—	14,498	—	14,498
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $(359)	—	—	—	—	(556)	(556)

Comprehensive income						13,942
Net issuance of 16,291 shares of common stock from exercise of stock options plus issuance of 4,761 bonus shares of unrestricted common stock	—	—	394	—	—	394
Repurchase of 205,600 shares of common stock	—	(2)	(5,204)	—	—	(5,206)
Tax benefit from stock options exercised	—	—	51	—	—	51
Share-based compensation	—	—	116	—	—	116
Cash dividends – Common Stock, $0.10 per share	—	—	—	(2,828)	—	(2,828)

Balances at March 31, 2012 (unaudited)	$—	$281	$421,006	$51,800	$7,448	$480,535

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2012	2011
	(Unaudited)
Operating Activities
Net income	$14,498	$12,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,453	1,682
Amortization/(accretion)	1,172	(292)
Share-based compensation	116	74
Tax benefits from stock options exercised	(51)	(35)
(Gain) loss on assets	88	(210)
Provision for loan losses	—	1,250
Deferred income tax effect	(224)	(3,273)
Increase in cash value of life insurance	(257)	(239)
Originations of mortgage loans held for sale	(28,232)	(26,345)
Proceeds from sales of mortgage loans held for sale	29,530	36,169
Changes in assets and liabilities:
Accrued interest receivable	(294)	839
Other assets	20,344	9,347
Accrued interest payable and other liabilities	(210)	(3,697)

Net cash provided by (used in) operating activities	37,933	27,986

Investing Activities
Net (increase) decrease in federal funds sold	(275)	26,673
Net (increase) decrease in loans net, excluding loans acquired	72,037	23,914
Purchases of investment securities—available for sale	(162,878)	(79,844)
Proceeds from maturities of investment securities—available for sale	70,981	39,975
Proceeds from sale of investment securities—available for sale	1,051	—
Proceeds from foreclosed assets held for sale	3,482	7,260
Proceeds from sale of SBA loans	—	4,524
Purchases of premises and equipment, net	(1,166)	(779)
Death benefits received	—	700
Net cash proceeds received in Vision acquisition	140,234	—

Net cash provided by (used in) investing activities	123,466	22,423

Financing Activities
Net increase (decrease) in deposits, net of deposits acquired	(2,064)	(44,267)
Net increase (decrease) in securities sold under agreements to repurchase	10,212	(4,625)
Net increase (decrease) in FHLB and other borrowed funds, net of acquired	(24)	(27,023)
Proceeds from exercise of stock options plus issuance of bonus shares of unrestricted common stock	394	59
Repurchase of common stock	(5,206)	—
Tax benefits from stock options exercised	51	35
Dividends paid on preferred stock	—	(625)
Dividends paid on common stock	(2,828)	(1,538)

Net cash provided by (used in) financing activities	535	(77,984)

Net change in cash and cash equivalents	161,934	(27,575)
Cash and cash equivalents – beginning of year	184,304	287,532

Cash and cash equivalents – end of period	$346,238	$259,957

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary – Centennial Bank (the Bank or Centennial). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida, the Florida Panhandle and Baldwin County, Alabama. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2011 Form 10-K, filed with the Securities and Exchange Commission.

Earnings per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the following periods:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income available to common stockholders	$14,498	$12,046

Average shares outstanding	28,230	28,469
Effect of common stock options	181	203

Diluted shares outstanding	28,411	28,672

Basic earnings per common share	$0.51	$0.42
Diluted earnings per common share	$0.51	$0.42

2. Business Combinations

On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company will have an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

Pursuant to the Agreement, Centennial assumed approximately $522.8 million in customer deposits and acquired approximately $355.8 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain Vision performing loans nor any of its non-performing loans or other real estate owned. As part of the acquisition, Centennial acquired the real estate and other assets related to Vision’s 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. Included in the acquisition were the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. Centennial also assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. In addition, pursuant to the Agreement, Park granted Centennial a put option to sell an aggregate of $7.5 million of the purchased loans back to Park at cost for a period of up to six months after the closing date. On the closing date, Park made a cash payment to Centennial of approximately $119.5 million.

Centennial Bank has determined that the acquisition of the net assets of Vision constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The following schedule is a breakdown of the revised assets acquired and liabilities assumed as of the acquisition date:

	Vision Bank
	Acquired from Park	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$20,711	$119,523	$140,234
Loans receivable	355,750	—	355,750
Loans receivable discount	—	(15,453)	(15,453)

Total loans receivable	355,750	(15,453)	340,297
Bank premises and equipment, net	12,496	—	12,496
Deferred tax asset	—	11,247	11,247
Goodwill	—	17,427	17,427
Core deposit intangibles	—	3,190	3,190
Other assets	4,612	—	4,612

Total assets acquired	$393,569	$135,934	$529,503

Liabilities
Deposits
Demand and non-interest-bearing	$78,073	$—	$78,073
Savings and interest-bearing transaction accounts	273,134	—	273,134
Time deposits	171,627	1,598	173,225

Total deposits	522,834	1,598	524,432
Other liabilities	5,071	—	5,071

Total liabilities assumed	$527,905	$1,598	$529,503

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $119.5 million adjustment is the cash settlement received from Park on the closing date.

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

Core deposit intangible – This intangible asset represents the value of the relationships that Vision Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

Deferred tax asset – The deferred tax asset of $11.2 million as of acquisition date is solely related to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets received; therefore, the Company recorded $17.4 million of goodwill.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The Bank could not reset deposit rates to current market rates even though the rates were above market; therefore, a $1.6 million fair value adjustment was recorded for time deposits.

The Company’s operating results for 2012, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the significant fair value adjustments recorded, as well as not obtaining any non-performing assets, historical results are not believed to be relevant to the Company’s results, and thus no pro forma information is presented.

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

3. Investment Securities

The amortized cost and estimated market value of investment securities were as follows:

	March 31, 2012
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$391,775	$2,993	$(542)	$394,226
Mortgage-backed securities	177,007	4,067	(275)	180,799
State and political subdivisions	162,404	6,350	(109)	168,645
Other securities	16,517	—	(228)	16,289

Total	$747,703	$13,410	$(1,154)	$759,959

	December 31, 2011
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

Assets, principally investment securities, having a carrying value of approximately $499.9 million and $403.2 million at March 31, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $72.5 million and $62.3 million at March 31, 2012 and December 31, 2011, respectively.

During the three-month period ended March 31, 2012, $1.1 million in available for sale securities were sold. The gross realized gains on these sales totaled approximately $19,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month period ended March 31, 2011, no available for sale securities were sold.

The amortized cost and estimated fair value of securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$354,079	$356,140
Due after one year through five years	251,496	256,146
Due after five years through ten years	116,655	121,138
Due after ten years	25,473	26,535

Total	$747,703	$759,959

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

During the three month period ended March 31, 2012, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

For the period ended March 31, 2012, the Company had $31,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 81.0% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$114,712	$(532)	$2,550	$(10)	$117,262	$(542)
Mortgage-backed securities	26,034	(275)	—	—	26,034	(275)
State and political subdivisions	6,299	(88)	1,703	(21)	8,002	(109)
Other securities	15,789	(228)	—	—	15,789	(228)

Total	$162,834	$(1,123)	$4,253	$(31)	$167,087	$(1,154)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$89,714	$(363)	$2,569	$(17)	$92,283	$(380)
Mortgage-backed securities	22,626	(173)	—	—	22,626	(173)
State and political subdivisions	1,478	(4)	1,999	(25)	3,477	(29)
Other securities	13,392	(418)	—	—	13,392	(418)

Total	$127,210	$(958)	$4,568	$(42)	$131,778	$(1,000)

4. Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses

The various categories of loans not covered by loss share are summarized as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$780,520	$698,986
Construction/land development	413,093	361,846
Agricultural	28,120	28,535
Residential real estate loans
Residential 1-4 family	471,439	349,543
Multifamily residential	65,226	56,909

Total real estate	1,758,398	1,495,819
Consumer	38,254	37,923
Commercial and industrial	196,165	176,276
Agricultural	21,275	21,784
Other	32,016	28,284

Loans receivable not covered by loss share	$2,046,108	$1,760,086

The following tables present the balance in the allowance for loan losses for the three-month period ended March 31, 2012, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of March 31, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount which is accreted into income over the weighted-average life of the loans on non-covered loans acquired was $17.2 million and $2.0 million at March 31, 2012 and 2011, respectively.

	Three Months Ended March 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(46)	(59)	(715)	(206)	(443)	—	(1,469)
Recoveries of loans previously charged off	4	24	40	80	206	—	354

Net loans recovered (charged off)	(42)	(35)	(675)	(126)	(237)	—	(1,115)
Provision for loan losses	1,505	(1,554)	1,176	762	79	(1,968)	—

Balance, March 31	$9,408	$18,779	$12,697	$6,944	$3,100	$86	$51,014

	As of March 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$5,670	$13,055	$8,119	$4,177	$2,084	$—	$33,105
Loans collectively evaluated for impairment	3,738	5,724	4,578	2,767	1,016	86	17,909

Balance, March 31	$9,408	$18,779	$12,697	$6,944	$3,100	$86	$51,014

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,304	$102,675	$31,410	$10,257	$2,802	$—	$179,448
Loans collectively evaluated for impairment	380,789	705,965	505,255	185,908	88,743	—	1,866,660

Balance, March 31	$413,093	$808,640	$536,665	$196,165	$91,545	$—	$2,046,108

As of March 31, 2012, no loans acquired with deteriorated credit quality have required a provision for loan loss.

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2011, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3)	(16)	(29)	(94)	(1,480)	—	(1,622)
Recoveries of loans previously charged off	2	90	230	157	136	—	615

Net loans recovered (charged off)	(1)	74	201	63	(1,344)	—	(1,007)
Provision for loan losses	(760)	208	(824)	305	2,254	67	1,250

Balance, March 31	11,241	17,529	13,674	6,725	1,932	2,490	53,591
Loans charged off	(3,587)	(4,060)	(3,270)	(477)	(1,679)	—	(13,073)
Recoveries of loans previously charged off	825	188	2,247	5,660	441	—	9,361

Net loans recovered (charged off)	(2,762)	(3,872)	(1,023)	5,183	(1,238)	—	(3,712)
Provision for loan losses	(534)	6,711	(455)	(5,600)	2,564	(436)	2,250

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,516	$29,818	$9,535	$2,798	$—	$173,201
Loans collectively evaluated for impairment	336,312	622,005	376,634	166,741	85,193	—	1,586,885

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

As of December 31, 2011, no loans acquired with deteriorated credit quality have required a provision for loan loss.

The following is an aging analysis for the non-covered loan portfolio as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$670	$421	$7,125	$8,216	$772,304	$780,520	$66
Construction/land development	1,964	646	2,117	4,727	408,366	413,093	147
Agricultural	—	—	168	168	27,952	28,120	—
Residential real estate loans
Residential 1-4 family	4,087	1,322	14,073	19,482	451,957	471,439	11
Multifamily residential	—	—	—	—	65,226	65,226	—

Total real estate	6,721	2,389	23,483	32,593	1,725,805	1,758,398	224
Consumer	496	136	1,039	1,671	36,583	38,254	65
Commercial and industrial	543	137	1,634	2,314	193,851	196,165	—
Agricultural and other	172	14	1,558	1,744	51,547	53,291	—

Total	$7,932	$2,676	$27,714	$38,322	$2,007,786	$2,046,108	$289

	December 31, 2011
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$764	$1,758	$7,055	$9,577	$689,409	$698,986	$—
Construction/land development	848	650	2,226	3,724	358,122	361,846	—
Agricultural	—	—	178	178	28,357	28,535	—
Residential real estate loans
Residential 1-4 family	2,064	251	13,617	15,932	333,611	349,543	750
Multifamily residential	—	—	92	92	56,817	56,909	92

Total real estate	3,676	2,659	23,168	29,503	1,466,316	1,495,819	842
Consumer	656	268	1,501	2,425	35,498	37,923	132
Commercial and industrial	234	211	1,617	2,062	174,214	176,276	19
Agricultural and other	176	17	1,203	1,396	48,672	50,068	—

Total	$4,742	$3,155	$27,489	$35,386	$1,724,700	$1,760,086	$993

Non-accruing loans not covered by loss share at March 31, 2012 and December 31, 2011 were $27.4 million and $26.5 million, respectively.

The Company did not sell any of the guaranteed portions of SBA loans during the three-month period ended March 31, 2012. During the three-month period ended March 31, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000.

Mortgage loans held for sale of approximately $9.0 million and $10.3 million at March 31, 2012 and December 31, 2011, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2012 and December 31, 2011 were not material.

The following is a summary of the non-covered impaired loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$76,012	$72,321	$13,055	$76,250	$1,000
Construction/land development	23,304	21,933	5,670	20,769	296
Residential real estate loans
Residential 1-4 family	25,947	23,215	5,872	21,729	232
Multifamily residential	6,576	6,576	2,247	6,576	82

Total real estate	131,839	124,045	26,844	125,324	1,610
Consumer	1,599	1,599	941	1,597	15
Commercial and industrial	11,355	9,779	4,177	9,199	152
Agricultural and other	1,203	1,203	1,143	1,203	21

Total	$145,996	$136,626	$33,105	$137,323	$1,798

	December 31, 2011
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$80,316	$80,179	$15,050	$52,757	$2,913
Construction/land development	21,600	19,606	4,428	19,077	963
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,419	20,243	6,272	19,914	858
Multifamily residential	6,577	6,576	2,213	7,039	350

Total real estate	133,912	126,604	27,963	99,266	5,094
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,619	3,503	10,984	730
Agricultural and other	1,203	1,203	1,203	241	—

Total	$147,263	$138,022	$33,671	$111,839	$5,870

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain troubled debt restructurings (“TDR”) where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the three months ended March 31, 2012 and 2011 was approximately $1.8 million and $1.3 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$46,130	$—	$—	$46,130
Construction/land development	9,994	26	—	10,020
Agricultural	163	—	—	163
Residential real estate loans
Residential 1-4 family	30,761	116	—	30,877
Multifamily residential	4,877	—	—	4,877

Total real estate	91,925	142	—	92,067
Consumer	2,211	—	—	2,211
Commercial and industrial	10,675	15	—	10,690
Agricultural and other	1,252	—	—	1,252

Total	$106,063	$157	$—	$106,220

	December 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,813	$—	$—	$44,813
Construction/land development	6,718	—	—	6,718
Agricultural	178	—	—	178
Residential real estate loans
Residential 1-4 family	22,376	382	—	22,758
Multifamily residential	4,884	—	—	4,884

Total real estate	78,969	382	—	79,351
Consumer	2,224	—	—	2,224
Commercial and industrial	8,947	55	—	9,002
Agricultural and other	1,253	—	—	1,253

Total	$91,393	$437	$—	$91,830

Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. All loans over $250,000 that are rated 5 or worse are individually assessed for impairment on a quarterly basis. Loans rated 6 – 8 that fall under the threshold amount are not individually tested for impairment and therefore are not included in impaired loans; (2) of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

The following is a presentation of non-covered loans by class and risk rating as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10	$62	$351,946	$325,941	$56,431	$46,130	$780,520
Construction/land development	235	512	109,116	267,277	25,933	10,020	413,093
Agricultural	—	—	10,738	17,219	—	163	28,120
Residential real estate loans
Residential 1-4 family	220	154	309,613	124,933	5,642	30,877	471,439
Multifamily residential	—	—	36,941	22,212	1,196	4,877	65,226

Total real estate	465	728	818,354	757,582	89,202	92,067	1,758,398
Consumer	8,087	144	18,943	7,690	1,179	2,211	38,254
Commercial and industrial	9,945	3,706	84,854	83,571	3,399	10,690	196,165
Agricultural and other	39	2,501	30,553	18,942	4	1,252	53,291

Total	$18,536	$7,079	$952,704	$867,785	$93,784	$106,220	$2,046,108

	December 31, 2011
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48	$14	$341,027	$258,252	$54,832	$44,813	$698,986
Construction/land development	8	405	93,913	246,520	14,282	6,718	361,846
Agricultural	—	—	10,495	17,862	—	178	28,535
Residential real estate loans
Residential 1-4 family	277	157	210,846	106,707	8,798	22,758	349,543
Multifamily residential	—	—	36,300	14,032	1,693	4,884	56,909

Total real estate	333	576	692,581	643,373	79,605	79,351	1,495,819
Consumer	7,817	939	17,458	8,163	1,322	2,224	37,923
Commercial and industrial	7,737	1,080	84,923	71,139	2,395	9,002	176,276
Agricultural and other	51	1,583	29,991	17,186	4	1,253	50,068

Total	$15,938	$4,178	$824,953	$739,861	$83,326	$91,830	$1,760,086

The following is a presentation of non-covered TDR’s by class:

	March 31, 2012
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	25	$31,757	$18,092	$2,773	$4,337	$25,202
Construction/land development	8	14,626	10,180	33	3,259	13,472
Residential real estate loans
Residential 1-4 family	15	9,382	4,853	125	689	5,667
Multifamily residential	2	4,586	3,698	—	—	3,698

Total real estate	50	60,351	36,823	2,931	8,285	48,039
Commercial and industrial	4	336	308	—	16	324

Total	54	$60,687	$37,131	$2,931	$8,301	$48,363

	December 31, 2011
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$39,420	$22,739	$5,319	$4,326	$32,384
Construction/land development	6	11,114	7,642	34	3,259	10,935
Residential real estate loans
Residential 1-4 family	16	9,572	5,055	124	771	5,950
Multifamily residential	2	4,586	3,692	—	—	3,692

Total real estate	51	64,692	39,128	5,477	8,356	52,961
Commercial and industrial	5	534	115	—	195	310

Total	56	$65,226	$39,243	$5,477	$8,551	$53,271

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	March 31, 2012		December 31, 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	6	$5,615	3	$4,147
Construction/land development	1	112	1	112
Residential real estate loans
Residential 1-4 family	3	968	3	1,805

Total real estate	10	6,695	7	6,064
Commercial and industrial	1	92	1	10

Total	11	$6,787	8	$6,074

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the 2010 acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State under purchase and assumption agreements with the Federal Deposit Insurance Corporation (FDIC) for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased covered impaired loans as of March 31, 2012 and December 31, 2011 for the Company’s FDIC-assisted transactions:

	March 31,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$179,360	$189,380
Construction/land development	99,996	103,535
Agricultural	3,092	3,155
Residential real estate loans
Residential 1-4 family	139,819	148,692
Multifamily residential	9,077	8,933

Total real estate	431,344	453,695
Consumer	549	334
Commercial and industrial	22,843	26,884
Other	699	826

Loans receivable covered by FDIC loss share (1)	$455,435	$481,739

(1)	These loans were not classified as nonperforming assets at March 31, 2012 and December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of March 31, 2012 and December 31, 2011, $101.0 million and $118.6 million, respectively, were accruing past due loans 90 days or more.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended March 31, 2012 for the Company’s FDIC-assisted acquisitions.

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$113,553	$481,739
Accretion	(9,124)	9,124
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(5,822)
Payments received, net	—	(29,606)

Balance at end of period	$104,429	$455,435

During 2012, no pools evaluated by the Company were determined to have a materially projected credit improvement. No pools evaluated by the Company were determined to have experienced impairment in the estimated credit quality or cash flows. There were no allowances for loan losses related to the purchased impaired loans at March 31, 2012 and December 31, 2011.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Goodwill
Balance, beginning of period	$59,663	$59,663
Vision Bank acquisition	17,427	—

Balance, end of period	$77,090	$59,663

	2012	2011
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$8,620	$11,447
Vision Bank acquisition	3,190	—
Amortization expense	(630)	(713)

Balance, March 31	$11,180	10,734

Amortization expense		(2,114)

Balance, end of year		$8,620

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2012 and December 31, 2011 were:

	March 31, 2012	December 31, 2011
	(In thousands)
Gross carrying amount	$26,651	$23,461
Accumulated amortization	15,471	14,841

Net carrying amount	$11,180	$8,620

Core deposit and other intangible amortization was approximately $630,000 and $713,000 for each of the three-months ended March 31, 2012 and 2011, respectively. Including the Vision acquisition completed as of February 16, 2012, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2012 through 2016 is approximately: 2012—$2.7 million; 2013—$2.8 million; 2014—$2.6 million; 2015—$1.8 million; 2016—$543,000.

The carrying amount of the Company’s goodwill was $77.1 million at March 31, 2012 and $59.7 million at December 31, 2011. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

7. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $741.2 million and $703.2 million at March 31, 2012 and December 31, 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.5 million and $3.3 million for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012 and December 31, 2011, brokered deposits were $133.7 million and $103.4 million, respectively.

Deposits totaling approximately $505.8 million and $279.8 million at March 31, 2012 and December 31, 2011, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

8. Securities Sold Under Agreements to Repurchase

At March 31, 2012 and December 31, 2011, securities sold under agreements to repurchase totaled $72.5 million and $62.3 million, respectively. For the three month periods ended March 31, 2012 and March 31, 2011, securities sold under agreements to repurchase daily weighted average totaled $69.1 million and $71.1 million, respectively.

9. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $142.8 million at March 31, 2012 and December 31, 2011. All of the outstanding balance at March 31, 2012 and December 31, 2011 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.898% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $90.0 million and $135.0 million at March 31, 2012 and December 31, 2011, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2012 and December 31, 2011, respectively.

10. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Current:
Federal	$6,935	$8,387
State	1,042	1,626

Total current	7,977	10,013

Deferred:
Federal	(187)	(2,731)
State	(37)	(542)

Total deferred	(224)	(3,273)

Provision for income taxes	$7,753	$6,740

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2012	2011
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(2.71)	(3.09)
Cash value of life insurance	(0.40)	(0.43)
State income taxes, net of federal benefit	2.93	3.62
Other	0.02	(0.46)

Effective income tax rate	34.84%	34.64%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,037	$20,474
Deferred compensation	1,238	1,839
Stock options	329	317
Real estate owned	9,819	9,189
Loan discounts	53,850	57,095
Tax basis premium/discount on acquisitions	24,779	14,306
Deposits	851	357
Other	4,281	5,236

Gross deferred tax assets	115,184	108,813

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,157	2,299
Unrealized gain on securities	4,808	5,167
Core deposit intangibles	960	1,159
Indemnification asset	70,546	75,254
FHLB dividends	881	879
Other	1,152	1,205

Gross deferred tax liabilities	80,504	85,963

Net deferred tax assets	$34,680	$22,850

11. Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. On April 19, 2012, our shareholders approved the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). As a result of the required shareholder approval at the Annual Shareholder Meeting held on April 19, 2012, the Plan has become effective as of February 27, 2012 and increased the number of shares reserved for issuance under the Plan by 540,000 shares. As of April 19, 2012, this plan provided for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 2,322,000 of common stock in the Company. As of April 19, 2012, the Company has approximately 1,000,000 shares of common stock remaining available for grants or issuance under the plan and approximately 1,598,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2012 was $8.5 million and $8.4 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2012 was approximately $186,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $333,000 as of March 31, 2012.

The table below summarized the transactions under the Company’s stock option plans at March 31, 2012 and December 31, 2011 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2012		For the Year Ended December 31, 2011
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	569	$11.36	660	$10.88
Granted	45	26.25	—	—
Forfeited	—	—	—	—
Exercised	(16)	15.09	(91)	7.87
Expired	—	—	—	—

Outstanding, end of period	598	12.38	569	11.36

Exercisable, end of period	543	$11.11	550	$11.13

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three-months ended March 31, 2012, was $7.18. There were no options granted during 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. During first three months of 2012, none of the stock options granted were to executive officers of the Company.

	For the Three Months Ended	For the Year Ended
	March 31, 2012	December 31, 2011
Expected dividend yield	1.52%	Not applicable
Expected stock price volatility	30.56%	Not applicable
Risk-free interest rate	1.47%	Not applicable
Expected life of options	6.5 years	Not applicable

The following is a summary of currently outstanding and exercisable options at March 31, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 6.17 to $7.01	68	1.68	$6.26	68	6.26
$ 7.85 to $8.68	63	2.28	8.53	63	8.53
$ 9.55 to $9.83	52	3.31	9.63	52	9.63
$ 10.66 to $10.66	104	3.69	10.66	104	10.66
$ 11.09 to $11.09	172	3.95	11.09	172	11.09
$ 16.65 to $17.82	56	5.48	17.28	49	17.30
$ 18.50 to $18.62	9	5.26	18.59	8	18.59
$ 20.33 to $22.74	29	5.13	20.78	27	20.62
$ 26.25 to $26.25	45	9.81	26.25	—	—

	598			543

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2012 and December 31, 2011 and changes during the periods then ended:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Beginning of year	49	22
Issued	—	32
Vested	(14)	(5)

End of year	35	49

Amount of expense	$95	$351

All the restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance. The only exception to this vesting is for 4,999 shares of restricted common stock issued during 2009. These restricted shares will vest equally each year over three years beginning on the third anniversary of the issuance.

During the first quarter of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the first quarter of 2012, the Company repurchased a total of 205,600 shares with a weighted average stock price of $25.29. The Company believes the stock repurchased at this price is an excellent investment. The first quarter earnings were used to fund this repurchase. Combining all the shares repurchased to date under the program will bring the total to 505,600 shares. The remaining balance available for repurchase is 682,400 shares at March 31, 2012.

12. Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Salaries and employee benefits	$11,386	$11,078
Occupancy and equipment	3,431	3,713
Data processing expense	1,091	1,285
Other operating expenses:
Advertising	460	998
Merger expenses	1,692	11
Amortization of intangibles	630	713
Electronic banking expense	793	659
Directors’ fees	212	185
Due from bank service charges	116	140
FDIC and state assessment	638	1,093
Insurance	401	371
Legal and accounting	322	447
Other professional fees	498	413
Operating supplies	264	289
Postage	221	245
Telephone	246	263
Other expense	1,985	1,958

Total other operating expenses	8,478	7,785

Total non-interest expense	$24,386	$23,861

13. Concentration of Credit Risks

The Company’s primary market areas are in central Arkansas, north central Arkansas, southern Arkansas, central Florida, southwest Florida, the Florida Panhandle, the Florida Keys (Monroe County) and Baldwin County, Alabama. The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.

The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.

14. Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 4, while deposit concentrations are reflected in Note 7.

Although the Company has a diversified loan portfolio, at March 31, 2012 and December 31, 2011, non-covered commercial real estate loans represented 59.7% and 61.9% of non-covered loans and 254.2% and 229.8% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 26.2% and 23.1% of non-covered loans and 111.7% and 85.7% of total stockholders’ equity at March 31, 2012 and December 31, 2011, respectively.

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

15. Commitments and Contingencies

In the ordinary course of business, the Company makes various commitments and incurs certain contingent liabilities to fulfill the financing needs of its customers. These commitments and contingent liabilities include lines of credit and commitments to extend credit and issue standby letters of credit. The Company applies the same credit policies and standards as it does in the lending process when making these commitments. The collateral obtained is based on the assessed creditworthiness of the borrower.

At March 31, 2012 and December 31, 2011, commitments to extend credit of $311.9 million and $292.4 million, respectively, were outstanding. A percentage of these balances is participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2012 and December 31, 2011, is $19.3 million and $22.8 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

16. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2012, the Company requested approximately $11.1 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current month earnings December through February from its banking subsidiary.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2012, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.47%, 15.01%, and 16.27%, respectively, as of March 31, 2012.

17. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the three-month periods ended:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest paid	$7,067	$8,503
Income taxes paid	520	—
Assets acquired by foreclosure	6,129	13,116

18. Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2012, Level 3 securities were immaterial.

The Corporation reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. From time to time, the Company will validate, on a sample basis, prices supplied by the independent pricing service by comparison to prices obtained from third-party sources.

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $103.5 million and $104.4 million as of March 31, 2012 and December 31, 2011, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $50,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended March 31, 2012.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $14.6 million and $16.7 million, respectively.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Corporation’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 20% to 50% for commercial and residential real estate collateral.

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

	March 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$346,238	$346,238	1
Federal funds sold	1,375	1,375	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,891,573	1,870,989	3
Loans receivable covered by FDIC loss share	455,435	455,435	3
FDIC indemnification asset	181,884	181,884	3
Accrued interest receivable	15,845	15,845	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$583,951	$583,951	1
Savings and interest-bearing transaction accounts	1,514,812	1,514,812	1
Time deposits	1,281,636	1,283,806	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	72,531	72,531	1
FHLB and other borrowed funds	142,753	149,852	2
Accrued interest payable	1,860	1,860	1
Subordinated debentures	44,331	46,998	3

	December 31, 2011
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,304	$184,304	1
Federal funds sold	1,100	1,100	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,603,606	1,587,453	3
Loans receivable covered by FDIC loss share	481,739	481,739	3
FDIC indemnification asset	193,856	193,856	3
Accrued interest receivable	15,551	15,551	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$464,581	$464,581	1
Savings and interest-bearing transaction accounts	1,189,098	1,189,098	1
Time deposits	1,204,352	1,209,689	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	62,319	62,319	1
FHLB and other borrowed funds	142,777	150,789	2
Accrued interest payable	2,125	2,125	1
Subordinated debentures	44,331	47,109	3

19. Recent Accounting Pronouncements

In May 2011, the FASB issued an update, ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for interim and annual financial periods beginning after December 15, 2011. The adoption of the update did not have a material effect on the Company’s consolidated financial statements, but the additional disclosures are included in Note 18.

In June 2011, the FASB issued an update, ASU 2011-05, “Presentation of Comprehensive Income”, which revises the manner in which entities present comprehensive income in their financial statements. This update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of the update did not have a material effect on the Company’s consolidated financial statements at the date of adoption. The Company has presented condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 as a separate statement immediately following the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

In December 2011, the FASB issued an update, ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05”, which deferred the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. The deferral will not affect the requirement that companies present items of net income, other comprehensive income and total comprehensive income in either one continuous statement or two consecutive statements. This guidance is effective for interim and annual financial periods beginning after December 15, 2011, with early adoption permitted. This update is effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and will not have a material effect on the Company’s consolidated financial statements at the date of adoption.

Presently, the Company is not aware of any other changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. as of March 31, 2012, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 8, 2012

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 5, 2012, which includes the audited financial statements for the year ended December 31, 2011. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of March 31, 2012, we had, on a consolidated basis, total assets of $4.15 billion, loans receivable of $2.50 billion, total deposits of $3.38 billion, and stockholders’ equity of $480.5 million.

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

Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Total assets	$4,147,952	$3,703,780
Loans receivable not covered by loss share	2,046,108	1,849,302
Loans receivable covered by FDIC loss share	455,435	566,463
Total deposits	3,380,399	2,917,531
Total stockholders’ equity	480,535	488,325
Net income	14,498	12,716
Net income available to common stockholders	14,498	12,046
Basic earnings per common share	0.51	0.42
Diluted earnings per common share	0.51	0.42
Diluted earnings per common share excluding intangible amortization (1)	0.52	0.44
Annualized net interest margin – FTE	4.65%	4.61%
Efficiency ratio	49.75	50.68
Annualized return on average assets	1.52	1.40
Annualized return on average common equity	12.21	11.35

(1)	See Table 17 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Results of Operations for Three Months Ended March 31, 2012 and 2011

Our net income increased 14.0% to $14.5 million for the three-month period ended March 31, 2012, from $12.7 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $0.51 and $0.42 for the three-month periods ended March 31, 2012 and 2011, respectively. The $1.8 million increase in net income is primarily associated with additional net interest income resulting from our 2012 Vision acquisition combined with a 4 basis point increase in net interest margin, no provision for loan losses as a result of improved asset quality, additional non-interest income from Vision offset by $1.7 million of merger expenses, the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth from the Vision acquisition.

Our annualized return on average assets was 1.52% for the three months ended March 31, 2012, compared to 1.40% for the same period in 2011. Our annualized return on average common equity was 12.21% for the three months ended March 31, 2012, compared to11.35% for the same period in 2011, respectively. The improvements in our ratios from 2011 to 2012 are consistent with the previously discussed changes in earnings for the three months ended March 31, 2012, compared to the same period in 2011.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the three months ended March 31, 2012, compared to 4.61% for the same period in 2011. Our ability to improve pricing on our loan portfolio and interest bearing deposits allowed the Company to expand net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the three months ended the effective yield on non-covered loans and covered loans was 6.21% and 7.78%, respectively.

Our core efficiency ratio was 46.12% for the three months ended March 31, 2012, compared to 51.19% for the same period in 2011. The improvement in the core efficiency ratio is primarily associated with increased additional net interest income resulting from our 2012 Vision acquisition combined with a 4 basis point increase in net interest margin, additional non-interest income from Vision offset by $1.7 million of merger expenses, the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth from the Vision acquisition.

Financial Condition as of and for the Period Ended March 31, 2012 and December 31, 2011

Our total assets as of March 31, 2012 increased $543.8 million to $4.15 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of March 31, 2012 increased $14.3 million, an annualized improvement of 1.60%. Our loan portfolio not covered by loss share increased by $286.0 million to $2.05 billion as of March 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $54.3 million, an annualized reduction of 12.4%. Our loan portfolio covered by loss share decreased by $26.3 million, an annualized reduction of 22.0%, to $455.4 million as of March 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $6.5 million to $480.5 million as of March 31, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first three months of 2012 was 5.5%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $13.9 million of comprehensive income less the $2.8 million of dividends paid for 2012 and the $5.2 million used to repurchase 205,600 shares of common stock.

As of March 31, 2012, our non-performing non-covered loans increased to $27.7 million, or 1.35%, of total non-covered loans from $27.5 million, or 1.56%, of total non-covered loans as of December 31, 2011. The allowance for loan losses as a percent of non-performing loans decreased to 184.1% as of March 31, 2012, compared to 189.6% as of December 31, 2011. Non-performing non-covered loans in Arkansas were $6.4 million at March 31, 2012 compared to $7.8 million as of December 31, 2011. Non-performing non-covered loans in Florida were $21.3 million at March 31, 2012 compared to $19.7 million as of December 31, 2011. As of March 31, 2012, no loans acquired in the Vision transaction were non-performing.

As of March 31, 2012, our non-performing non-covered assets improved to $42.4 million, or 1.22%, of total non-covered assets from $44.2 million, or 1.53%, of total non-covered assets as of December 31, 2011. Non-performing non-covered assets in Arkansas were $18.1 million at March 31, 2012 compared to $20.0 million as of December 31, 2011. Non-performing non-covered assets in Florida were $24.3 million at March 31, 2012 compared to $24.2 million as of December 31, 2011. As of March 31, 2012, no assets acquired in the Vision transaction were non-performing.

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

We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, acquisition accounting for covered loans and related indemnification asset, investments, foreclosed assets held for sale, intangible assets, income taxes and stock options.

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

For our FDIC-assisted transactions, shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being amortized into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Acquisitions

Acquisition Vision Bank

As of February 16, 2012, we acquired seventeen branch locations in the Gulf Coast communities of Baldwin County, Alabama, and the Florida Panhandle through the acquisition of Vision Bank. Including the effects of purchase accounting adjustments, we acquired total assets of $529.5 million, total performing loans (after discount) of $340.3 million, cash and due from banks of $140.2 million, goodwill of $17.4 million, fixed assets of $12.5 million, deferred taxes of $11.2 million, core deposit intangible of $3.2 million and total deposits of $524.4 million. The fair value discount on the $355.8 of gross loans was $15.5 million. We did not purchase certain of Vision’s performing loans nor any of its non-performing loans or other real estate owned.

See Note 2 “Business Combinations” to the Condensed Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Vision Bank.

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

Branches

We intend to continue opening new (commonly referred to de novo) branches in our current markets and in other attractive market areas if opportunities arise. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations. After the Vision acquisition the Company now has 47 branches in Arkansas, 48 branches in Florida and 8 branches in Alabama. The Company expects two strategic branch closures during the third quarter of 2012 associated with the acquisition of Vision.

Results of Operations

For Three Months Ended March 31, 2012 and 2011

Our net income increased 14.0% to $14.5 million for the three-month period ended March 31, 2012, from $12.7 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $0.51 and $0.42 for the three-month periods ended March 31, 2012 and 2011, respectively. The $1.8 million increase in net income is primarily associated with increased additional net interest income resulting from our 2012 Vision acquisition combined with a 4 basis point increase in net interest margin, no provision for loan losses as a result of improved asset quality, additional non-interest income from Vision offset by $1.7 million of merger expenses, the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth from the Vision acquisition.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased 400 to 425 basis points to a low of 0.25% to 0% on December 16, 2008, where the rate has remained.

Net interest income on a fully taxable equivalent basis increased $2.0 million, or 5.7%, to $37.6 million for the three-month period ended March 31, 2012, from $35.6 million for the same period in 2011. This increase in net interest income was the result of a $240,000 increase in interest income combined with a $1.8 million decrease in interest expense. The $240,000 increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $339,000, while the repricing of our earning assets resulted in a $99,000 decrease in interest income for the three-month period ended March 31, 2012. The $1.8 million decrease in interest expense for the three-month period ended March 31, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.4 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in additional interest expense of $405,000.

Net interest margin, on a fully taxable equivalent basis, was 4.65% for the three months ended March 31, 2012 compared to 4.61% for the same periods in 2011, respectively. The Company has worked diligently to improve pricing on the loan portfolio and interest bearing deposits during this lower rate environment. Our ability to improve pricing plus the growth associated with the Vision acquisition allowed the Company to expand net interest margin. The effective yield on non-covered loans at March 31, 2012 and 2011 was 6.21% and 6.38%, respectively. The effective yield on covered loans at March 31, 2012 and 2011 was 7.78% and 6.90%, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2012 and 2011, as well as changes in fully taxable equivalent net interest margin for the three-month periods ended March 31, 2012, compared to the same period in 2011.

Table 1: Analysis of Net Interest Income

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Interest income	$42,988	$42,755
Fully taxable equivalent adjustment	1,115	1,108

Interest income – fully taxable equivalent	44,103	43,863
Interest expense	6,454	8,228

Net interest income – fully taxable equivalent	$37,649	$35,635

Yield on earning assets – fully taxable equivalent	5.44%	5.68%
Cost of interest-bearing liabilities	0.92	1.20
Net interest spread – fully taxable equivalent	4.52	4.48
Net interest margin – fully taxable equivalent	4.65	4.61

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin
Three Months Ended
March 31,
2012 vs. 2011
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$339
Increase (decrease) in interest income due to change in earning asset yields	(99)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	405
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,369

Increase (decrease) in net interest income	$2,014

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2012 and 2011. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$151,569	$85	0.23%	$184,750	$105	0.23%
Federal funds sold	2,964	2	0.27	16,441	7	0.17
Investment securities – taxable	568,890	2,860	2.02	345,053	2,160	2.54
Investment securities – non-taxable	151,289	2,495	6.63	148,292	2,474	6.77
Loans receivable	2,384,860	38,661	6.52	2,438,832	39,117	6.50

Total interest-earning assets	3,259,572	44,103	5.44	3,133,368	43,863	5.68

Non-earning assets	567,043			560,195

Total assets	$3,826,615			$3,693,563

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,328,139	$1,011	0.31%	$1,106,343	$1,447	0.53%
Time deposits	1,241,210	3,649	1.18	1,402,558	4,813	1.39

Total interest-bearing deposits	2,569,349	4,660	0.73	2,508,901	6,260	1.01
Federal funds purchased	382	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	69,051	110	0.64	71,057	139	0.79
FHLB borrowed funds	142,761	1,160	3.27	159,178	1,291	3.29
Subordinated debentures	44,331	524	4.75	44,331	538	4.92

Total interest-bearing liabilities	2,825,874	6,454	0.92	2,783,467	8,228	1.20

Non-interest bearing liabilities
Non-interest bearing deposits	497,634			407,126
Other liabilities	25,563			23,031

Total liabilities	3,349,071			3,213,624
Stockholders’ equity	477,544			479,939

Total liabilities and stockholders’ equity	$3,826,615			$3,693,563

Net interest spread			4.52%			4.48%
Net interest income and margin		$37,649	4.65%		$35,635	4.61%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2012 compared to the same period in 2011, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2012 over 2011
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(19)	$(1)	$(20)
Federal funds sold	(8)	3	(5)
Investment securities – taxable	1,189	(489)	700
Investment securities – non-taxable	49	(28)	21
Loans receivable	(872)	416	(456)

Total interest income	339	(99)	240

Interest expense:
Interest-bearing transaction and savings deposits	251	(687)	(436)
Time deposits	(519)	(645)	(1,164)
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	(4)	(25)	(29)
FHLB borrowed funds	(133)	2	(131)
Subordinated debentures	—	(14)	(14)

Total interest expense	(405)	(1,369)	(1,774)

Increase (decrease) in net interest income	$744	$1,270	$2,014

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

During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009 and 2010, non-performing non-covered loans were $39.9 million and $49.5 million, respectively. During 2011, we decreased the balance in non-performing non-covered loans $22.0 million to $27.5 million at December 31, 2011. Non-performing non-covered loans at March 31, 2012 were 27.7 million.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision was zero for the three months ended March 31, 2012 and $1.3 million for the same period in 2011.

Our provision for loan losses decreased $1.3 million, or 100.0% to zero for the three-month period ended March 31, 2012, from $1.3 million for the same period in 2011. The net loans charged off for the three-month period ended March 31, 2012 were $1.1 million compared to $1.0 million for the same period in 2011. The allowance for loan losses to total non-covered loans was 2.49% and 2.96% at March 31, 2012 and December 31, 2011, respectively. Excluding the acquisition of solely performing loans from Vision during the first quarter, our allowance for loan losses to total non-covered loans would have been 3.01% which is a 5 basis points higher when compared to 2.96% at December 31, 2011. The allowance for loan losses was deemed adequate for the first quarter of 2012 without a provision for loan loss.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Of the $1.1 million net charged off for the impaired loans, approximately $406,000 is from our Florida market. The remaining $709,000 predominately relate to net charge-offs on loans in our Arkansas market. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

Non-Interest Income

Total non-interest income was $10.1 million for the three-month period ended March 31, 2012 compared to $10.0 million for the same period in 2011, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2012 and 2011, respectively, as well as changes for the three-month periods ended March 31, 2012 compared to the same period in 2011.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2012 Change
	2012	2011	from 2011
	(Dollars in thousands)
Service charges on deposit accounts	$3,505	$3,151	$354	11.2%
Other service charges and fees	3,024	2,284	740	32.4
Mortgage lending income	904	645	259	4.02
Insurance commissions	551	607	(56)	(9.2)
Income from title services	88	91	(3)	(3.3)
Increase in cash value of life insurance	257	239	18	7.5
Dividends from FHLB, FRB & bankers’ bank	175	141	34	24.1
Gain on sale of SBA loans	—	259	(259)	(100.0)
Gain (loss) on sale of premises and equipment, net	—	(4)	4	(100.0)
Gain (loss) on OREO, net	(107)	(94)	(13)	13.8
Gain (loss) on securities, net	19	—	19	100.0
FDIC indemnification accretion	670	1,837	(1,167)	(63.5)
Other income	1,017	884	133	15.0

Total non-interest income	$10,103	$10,040	$63	0.6%

Non-interest income increased $63,000, or 0.6%, to $10.1 million for the three-month period ended March 31, 2012 from $10.0 million for the same period in 2011. The primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, mortgage lending income and other income offset by the expected reduction in income from FDIC indemnification accretion and no gain on sale of SBA loans during 2012.

Additional details on the improvements are as follows:

•

Of the $354,000 increase in service charges on deposit accounts, our acquisition of Vision Bank accounted for $242,000 of the increase. The remaining increase is related to organic growth of our bank subsidiary and an improved fee process.

•

Of the $740,000 increase in other service charges and fees, our acquisition of Vision Bank accounted for $50,000 of the increase. The remaining increase is primarily the result of an increased volume in our inter-change transactions and the associated processing fees. During the first quarter of 2012 we had approximately 4.0 million inter-change transactions compared to approximately 3.0 million transactions during the first quarter of 2011. These volume increases were made possible with the conversion of our FDIC acquisitions of Coastal-Bayside, Wakulla and Gulf State during March 2011 and February 2011. Additionally, as a result of new debit and credit cards being issued and increased transaction activity we received an annual rebate from our processor of approximately $146,000 during the first quarter of 2012.

•

Of the $259,000 increase in mortgage lending income, our acquisition of Vision accounted for $33,000 of the increase. The remaining increase is related to increased mortgage lending activities resulting from the historically low rate environment during the first quarter of 2012.

•

Of the $133,000 increase in other income, our acquisition of Vision accounted for $32,000 of the increase. The remaining increase is primarily related to new rental income. In the Florida Keys we were able to lease out part of our excess facilities capacity resulting in $69,000 of income for the first quarter of 2012. This lease is expected to produce approximately $246,000 of rental income during 2012.

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

Table 6 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2012 and 2011, as well as changes for the three-month period ended March 31, 2012 compared to the same period in 2011.

Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2012 Change
	2012	2011	from 2011
	(Dollars in thousands)
Salaries and employee benefits	$11,386	$11,078	$308	2.8%
Occupancy and equipment	3,431	3,713	(282)	(7.6)
Data processing expense	1,091	1,285	(194)	(15.1)
Other operating expenses:
Advertising	460	998	(538)	(53.9)
Merger and acquisition expenses	1,692	11	1,681	15,281.8
Amortization of intangibles	630	713	(83)	(11.6)
Electronic banking expense	793	659	134	20.3
Directors’ fees	212	185	27	14.6
Due from bank service charges	116	140	(24)	(17.1)
FDIC and state assessment	638	1,093	(455)	(41.6)
Insurance	401	371	30	8.1
Legal and accounting	322	447	(125)	(28.0)
Other professional fees	498	413	85	20.6
Operating supplies	264	289	(25)	(8.7)
Postage	221	245	(24)	(9.8)
Telephone	246	263	(17)	(6.5)
Other expense	1,985	1,958	27	1.4

Total non-interest expense	$24,386	$23,861	$525	2.2%

Non-interest expense increased $525,000, or 2.2%, to $24.4 million for the three-month period ended March 31, 2012, from $23.9 million for the same period in 2011. Excluding the merger and acquisition expenses, non-interest expense decreased $1.2 million or 4.8% when compared to the first quarter of 2011. The primary factors that resulted in the decrease include:

•	A $308,000 increase in salaries and employee benefits primarily resulting from additional personnel costs associated with the acquisition of Vision on February 16, 2012.

•

A $282,000 improvement in occupancy and equipment costs. Excluding the acquisition of 17 Vision branch locations on February 16, 2012, there would have been a $419,000 improvement in occupancy and equipment costs. This cost improvement is primarily due to strategically closing ten branches during 2011.

•

A $194,000 reduction of data processing expense. Excluding the acquisition of 17 Vision branch locations on February 16, 2012, there would have been a $323,000 improvement in data processing expense. This cost improvement is primarily due to the previously discussed branch closures during 2011.

•	A $538,000 decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during the first quarter of 2012.

•	A $134,000 increase in electronic banking expense of which approximately $95,000 is a direct result of the addition of Vision on February 16, 2012.

•

A $455,000 decrease in FDIC and state assessment is primarily a result of our successful efforts to decrease net charge-offs during 2011 as compared to the prior year. The FDIC and state assessment is calculated in part based upon our level of net charge-offs during the prior year.

Income Taxes

The provision for income taxes increased $1.0 million, or 15.0%, to $7.8 million for the three-month period ended March 31, 2012, from $6.7 million as of March 31, 2011. The effective income tax rate was 34.8% for the three-month period ended March 31, 2012, compared to 34.6% for the same period in 2011. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended March 31, 2012 and December 31, 2011

Our total assets as of March 31, 2012 increased $543.8 million to $4.15 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of March 31, 2012 increased $14.3 million, an annualized improvement of 1.60%. Our loan portfolio not covered by loss share increased by $286.0 million to $2.05 billion as of March 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $54.3 million, an annualized reduction of 12.4%. Our loan portfolio covered by loss share decreased by $26.3 million, an annualized reduction of 22.0%, to $455.4 million as of March 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $6.5 million to $480.5 million as of March 31, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first three months of 2012 was 5.5%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $13.9 million of comprehensive income less the $2.8 million of dividends paid for 2012 and the $5.2 million used to repurchase 205,600 shares of common stock.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $1.91 billion and $1.87 billion during the three-month periods ended March 31, 2012 and 2011, respectively. Non-covered loans were $2.05 billion as of March 31, 2012, compared to $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $54.3 million, an annualized reduction of 12.4%. The decline in the legacy loan portfolio from our historical expansion rates was not unexpected. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios as our customers have grown more cautious in this weaker economy.

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

Certain of our credit markets have experienced difficult conditions and volatility, particularly Florida. Excluding the acquisition of Vision, our legacy Florida market currently is approximately 14.4% of our loan portfolio not covered by loss share. As of March 31, 2012, no loans acquired in the Vision transaction were non-performing.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31, 2012	December 31, 2011
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$780,520	$698,986
Construction/land development	413,093	361,846
Agricultural	28,120	28,535
Residential real estate loans:
Residential 1-4 family	471,439	349,543
Multifamily residential	65,226	56,909

Total real estate	1,758,398	1,495,819
Consumer	38,254	37,923
Commercial and industrial	196,165	176,276
Agricultural	21,275	21,784
Other	32,016	28,284

Loans receivable not covered by loss share	$2,046,108	$1,760,086

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

As of March 31, 2012, non-covered commercial real estate loans totaled $1.22 billion, or 59.7% of our non-covered loan portfolio, compared to $1.09 billion, or 61.9% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $159.6 million of non-covered commercial real estate loans acquired from Vision, non-covered commercial real estate loans decreased by approximately $27.2 million. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Excluding the acquisition of Vision, our legacy Florida non-covered commercial real estate loans are approximately 8.8% of our non-covered loan portfolio.

Non-Covered Residential Real Estate Loans. We originate one to four family, owner occupied residential mortgage loans generally secured by property located in our primary market areas. The majority of our non-covered residential mortgage loans consist of loans secured by owner occupied, single family residences. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2012, non-covered residential real estate loans totaled $536.7 million, or 26.2% of our non-covered loan portfolio, compared to $406.5 million, or 23.1% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $142.9 million of non-covered residential real estate loans acquired from Vision, non-covered residential real estate loans decreased by approximately $12.7 million. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Excluding the acquisition of Vision, our legacy Florida non-covered residential real estate loans are approximately 4.0% of our non-covered loan portfolio.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2012, our non-covered consumer loan portfolio totaled $38.3 million, or 1.9% of our total non-covered loan portfolio, compared to the $37.9 million, or 2.2% of our non-covered loan portfolio as of December 31, 2011. Excluding the approximately $3.4 million of non-covered consumer loans acquired from Vision, non-covered consumer loans decreased by approximately $3.0 million. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Excluding the acquisition of Vision, our legacy Florida non-covered consumer loans are approximately 0.8% of our non-covered loan portfolio.

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

As of March 31, 2012, non-covered commercial and industrial loans outstanding totaled $196.2 million, or 9.6% of our non-covered loan portfolio, compared to $176.3 million, or 10.0% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $29.9 million of non-covered commercial and industrial loans acquired from Vision, non-covered commercial and industrial loans decreased by approximately $10.0 million. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Excluding the acquisition of Vision, our legacy Florida non-covered commercial and industrial loans are approximately 0.6% of our non-covered loan portfolio.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of March 31, 2012

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$780,520	$179,360	$959,880
Construction/land development	413,093	99,996	513,089
Agricultural	28,120	3,092	31,212
Residential real estate loans
Residential 1-4 family	471,439	139,819	611,258
Multifamily residential	65,226	9,077	74,303

Total real estate	1,758,398	431,344	2,189,742
Consumer	38,254	549	38,803
Commercial and industrial	196,165	22,843	219,008
Agricultural	21,275	—	21,275
Other	32,016	699	32,715

Total	$2,046,108	$455,435	$2,501,543

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of March 31, 2012 and December 31, 2011. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual non-covered loans	$27,425	$26,496
Non-covered loans past due 90 days or more (principal or interest payments)	289	993

Total non-performing non-covered loans	27,714	27,489

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	14,634	16,660
Other non-performing non-covered assets	71	8

Total other non-performing non-covered assets	14,705	16,668

Total non-performing non-covered assets	$42,419	$44,157

Allowance for loan losses to non-performing non-covered loans	184.07%	189.64%
Non-performing non-covered loans to total non-covered loans	1.35	1.56
Non-performing non-covered assets to total non-covered assets	1.22	1.53

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 76.8% and 71.5% of our non-performing non-covered loans as of March 31, 2012 and December 31, 2011, respectively.

Total non-performing non-covered loans were $27.7 million as of March 31, 2012, compared to $27.5 million as of December 31, 2011 for an increase of $225,000. Of the $225,000 increase in non-performing loans, $1.4 million is from a decrease in non-performing loans in our Arkansas market and $1.6 million from an increase in non-performing loans in our Florida market. Non-performing loans at March 31, 2012 are $6.4 million and $21.3 million in the Arkansas and Florida markets, respectively.

Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at March 31, 2012, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses throughout the remainder of 2012. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

In this current real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2012, we had $41.6 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $24.2 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings had been increasing through 2010 as the Bank continued to work with borrowers who were experiencing financial difficulties. This appears to be a strategy which has proven successful as the amount of troubled debt restructurings has declined by 9.2% from $53.3 million at December 31, 2011 to $48.4 million at March 31, 2012. 86.0% and 88.6% of all restructured loans were performing to the terms of the restructure as of March 31, 2012 and December 31, 2011, respectively.

Total foreclosed assets held for sale not covered by loss share were $14.6 million as of March 31, 2012, compared to $16.7 million as of December 31, 2011 for a decrease of $2.1 million. The foreclosed assets held for sale not covered by loss share are comprised of $2.9 million of assets located in Florida with the remaining $11.7 million of assets located in Arkansas.

During the first quarter of 2012, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas was moved into foreclosed assets during the first quarter of 2011 with no additional charge-off required at the time of foreclosure. The carrying value was $3.7 million at March 31, 2012. The losses on this loan were addressed during the fourth quarter of 2010 and the Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

At March 31, 2012, total foreclosed assets held for sale were $54.4 million. Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2012 and December 31, 2011.

Table 10: Total Foreclosed Assets Held For Sale

	As of March 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,001	$12,968	$19,969	$8,159	$10,166	$18,325
Construction/land development	3,806	15,414	19,220	4,822	14,796	19,618
Agricultural	525	599	1,124	525	599	1,124
Residential real estate loans
Residential 1-4 family	3,302	10,763	14,065	3,154	9,617	12,771

Total foreclosed assets held for sale	$14,634	$39,744	$54,378	$16,660	$35,178	$51,838

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of March 31, 2012, average non-covered impaired loans were $137.3 million compared to $111.8 million as of December 31, 2011. The adoption of ASU No. 2011-02 which required troubled debt restructurings to be classified as impaired loans was primarily the reason for the increase in average non-covered impaired loans. As of March 31, 2012, non-covered impaired loans were $136.6 million compared to $138.0 million as of December 31, 2011 for a decrease of $1.4 million. This decrease is the result of fewer loans classified as TDRs during the first quarter of 2012 when compared to December 31, 2011. As of March 31, 2012, our Florida market accounted for $56.8 million of the non-covered impaired loans.

We evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All covered loans acquired in these transactions were deemed to be covered impaired loans. These loans were not classified as non-performing assets at March 31, 2012 and 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of March 31, 2012 and December 31, 2011:

Table 11: Total Non-Accrual Loans

	As of March 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,059	$—	$7,059	$7,055	$—	$7,055
Construction/land development	1,970	—	1,970	2,226	—	2,226
Agricultural	168	—	168	178	—	178
Residential real estate loans
Residential 1-4 family	14,062	—	14,062	12,867	—	12,867

Total real estate	23,259	—	23,259	22,326	—	22,326
Consumer	974	—	974	1,369	—	1,369
Commercial and industrial	1,634	—	1,634	1,598	—	1,598
Other	1,558	—	1,558	1,203	—	1,203

Total non-accrual loans	$27,425	$—	$27,425	$26,496	$—	$26,496

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $437,000 and $661,000 for the three-month periods ended March 31, 2012 and 2011, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month periods ended March 31, 2012 and 2011 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2012 and December 31, 2011:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of March 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$66	$25,511	$25,577	$—	$34,765	$34,765
Construction/land development	147	41,279	41,426	—	42,808	42,808
Agricultural	—	434	434	—	328	328
Residential real estate loans
Residential 1-4 family	11	27,591	27,602	750	35,452	36,202
Multifamily residential	—	2,018	2,018	92	—	92

Total real estate	224	96,833	97,057	842	113,353	114,195
Consumer	65	465	530	132	265	397
Commercial and industrial	—	3,684	3,684	19	4,995	5,014
Other	—	24	24	—	—	—

Total loans accruing past due 90 days or more	$289	$101,006	$101,295	$993	$118,613	$119,606

The Company’s total past due and non-accrual covered loans to total covered loans was 22.2% as of March 31, 2012.

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

Charge-offs and Recoveries. Total charge-offs decreased to $1.5 million for the three months ended March 31, 2012, compared to $1.6 million for the same period in 2011. Total recoveries decreased to $354,000 for the three months ended March 31, 2012, compared to $615,000 for the same period in 2011. For the three months ended March 31, 2012, the net charge-offs were $709,000 for Arkansas and $406,000 for Florida, respectively, equaling a net charge-off position of $1.1 million.

During the first quarter of 2012, the $1.5 million in charge-offs and $354,000 in recoveries consisted of many relationships with no individual relationship consisting of charge-offs or recoveries greater than $1.0 million.

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal (for collateral dependent loans) for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2012 and 2011.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$52,129	$53,348
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	59	16
Construction/land development	46	3
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	620	29
Multifamily residential	95	—

Total real estate	820	48
Consumer	201	1,480
Commercial and industrial	206	94
Agricultural	—	—
Other	242	—

Total loans charged off	1,469	1,622

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	13	73
Construction/land development	4	2
Agricultural	11	17
Residential real estate loans:
Residential 1-4 family	40	230
Multifamily residential	—	—

Total real estate	68	322
Consumer	52	136
Commercial and industrial	80	157
Agricultural	—	—
Other	154	—

Total recoveries	354	615

Net loans charged off	1,115	1,007
Provision for loan losses	—	1,250

Balance, March 31	$51,014	$53,591

Discount on non-covered loans acquired	17,154	2,023
Net charge-offs to average non-covered loans	0.23%	0.22%
Allowance for loan losses to period end non-covered loans	2.49	2.90
Allowance for loan losses plus acquisition discount to period end total non-covered loans plus acquisition discount	3.30	3.00
Allowance for loan losses to net charge-offs	1,138	1,312

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

The changes for the period ended March 31, 2012 and the year ended December 31, 2011 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of March 31, 2012 and December 31, 2011.

Table 14: Allocation of Allowance for Loan Losses

	As of March 31, 2012		As of December 31, 2011
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$18,588	38.1%	$20,160	39.7%
Construction/land development	9,408	20.2	7,945	20.6
Agricultural	191	1.4	208	1.6
Residential real estate loans:
Residential 1-4 family	10,008	23.0	9,586	19.9
Multifamily residential	2,689	3.2	2,610	3.2

Total real estate	40,884	85.9	40,509	85.0
Consumer	1,667	1.9	1,780	2.2
Commercial and industrial	6,944	9.6	6,308	10.0
Agricultural	1,433	1.0	1,478	1.2
Other	—	1.6	—	1.6
Unallocated	86	—	2,054	—

Total	$51,014	100.0%	$52,129	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $760.0 million as of March 31, 2012, compared to $671.2 million as of December 31, 2011. The estimated effective duration of our securities portfolio was 2.4 years as of March 31, 2012.

As of March 31, 2012, $180.8 million, or 23.8%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $142.3 million, or 21.2%, of our available-for-sale securities as of December 31, 2011. To reduce our income tax burden, $168.6 million, or 22.2%, of our available-for-sale securities portfolio as of March 31, 2012, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $167.1 million, or 24.9%, of our available-for-sale securities as of December 31, 2011. Also, we had approximately $394.2 million, or 51.9%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2012, compared to $348.0 million, or 51.8%, of our available-for-sale securities as of December 31, 2011.

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

See Note 3 “Investment Securities” to the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $3.07 billion for the three-month period ended March 31, 2012. Total deposits increased $522.4 million, or an increase of 18.3%, to $3.38 billion as of March 31, 2012, from $2.86 billion as of December 31, 2011. Excluding the $524.4 million of deposits acquired from our 2012 acquisition of Vision, our deposits decreased by $2.1 million, an annualized reduction of 0.3%. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of March 31, 2012 and December 31, 2011, brokered deposits were $133.7 million and $103.4 million, respectively. Included in these brokered deposits are $45.6 million and $41.9 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2012 and December 31, 2011, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, began in 2008 at 4.25%. During 2008, the rate decreased 400 to 425 basis points to a low of 0.25% to 0% on December 16, 2008, where the rate has remained.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2012 and 2011.

Table 15: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$497,634	—%	$407,126	—%
Interest-bearing transaction accounts	1,177,442	0.29	982,421	0.54
Savings deposits	150,697	0.45	123,922	0.46
Time deposits:
$100,000 or more	741,063	1.34	833,392	1.18
Other time deposits	500,147	0.95	569,166	1.71

Total	$3,066,983	0.61%	$2,916,027	0.87%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $10.2 million, or 16.4%, from $62.3 million as of December 31, 2011 to $72.5 million as of March 31, 2012.

FHLB Borrowed Funds

Our FHLB borrowed funds were $142.8 million at both March 31, 2012 and December 31, 2011. All of the outstanding balance for March 31, 2012 and December 31, 2011 were issued as long-term advances. Our remaining FHLB borrowing capacity was $308.0 million and $468.8 million as of March 31, 2012 and December 31, 2011, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of March 31, 2012 and December 31, 2011.

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

Stockholders’ Equity

Stockholders’ equity was $480.5 million at March 31, 2012 compared to $474.1 million at December 31, 2011, an increase of 1.4%. As of March 31, 2012 and December 31, 2011 our equity to asset ratio was 11.6% and 13.2%, respectively. Book value per share was $17.11 at March 31, 2012 compared to $16.77 at December 31, 2011.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.10 and 0.054 per share for the three-month periods ended March 31, 2012 and 2011, respectively. The common stock dividend payout ratio for the three months ended March 31, 2012 and 2011 was 19.51% and 12.09%, respectively.

Stock Repurchase Program. During the first quarter of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the first quarter of 2012, the Company repurchased a total of 205,600 shares with a weighted average stock price of $25.29. The Company believes the stock repurchased at this price is an excellent investment. The first quarter earnings were used to fund this repurchase. Combining all the shares repurchased to date under the program will bring the total to 505,600 shares. The remaining balance available for repurchase is 682,400 shares at March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2012 and December 31, 2011, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of March 31, 2012 and December 31, 2011.

Table 16: Risk-Based Capital

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$480,535	$474,066
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(87,167)	(67,131)
Unrealized (gain) loss on available-for-sale securities	(7,448)	(8,004)

Total Tier 1 capital	428,920	441,931

Tier 2 capital
Qualifying allowance for loan losses	35,902	32,670

Total Tier 2 capital	35,902	32,670

Total risk-based capital	$464,822	$474,601

Average total assets for leverage ratio	$3,739,448	$3,541,739

Risk weighted assets	$2,857,023	$2,594,155

Ratios at end of period
Leverage ratio	11.47%	12.48%
Tier 1 risk-based capital	15.01	17.04
Total risk-based capital	16.27	18.30
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $88.3 million, $68.3 million, and $70.4 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2012, December 31, 2011 and March 31, 2011, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively.

Table 17: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
GAAP net income available to common stockholders	$14,498	$12,046
Intangible amortization after-tax	383	433

Earnings available to common stockholders excluding intangible amortization	$14,881	$12,479

GAAP diluted earnings per common share	$0.51	$0.42
Intangible amortization after-tax	0.01	0.02

Diluted earnings per common share excluding intangible amortization	$0.52	$0.44

Table 18: Tangible Book Value Per Share

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$17.11	$16.77
Tangible book value per common share: (A-C-D)/B	13.96	14.35

(A) Total common equity	$480,535	$474,066
(B) Common shares outstanding	28,091	28,276
(C) Goodwill	$77,090	$59,663
(D) Core deposit and other intangibles	11,180	8,620

Table 19: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Return on average assets: A/C	1.52%	1.40%
Return on average assets excluding intangible amortization: B/(C-D)	1.60	1.47

(A) Net income available to all stockholders	$14,498	$12,716
Intangible amortization after-tax	383	433

(B) Earnings excluding intangible amortization	$14,881	$13,149

(C) Average assets	$3,826,615	$3,693,563
(D) Average goodwill, core deposits and other intangible assets	79,460	70,742

Table 20: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Return on average common equity: A/C	12.21%	11.35%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	15.03	14.07

(A) Net income available to common stockholders	$14,498	$12,046
(B) Earnings available to common stockholders excluding intangible amortization	14,881	12,479
(C) Average common equity	477,544	430,465
(D) Average goodwill, core deposits and other intangible assets	79,460	70,742

Table 21: Tangible Equity to Tangible Assets

	As of March 31, 2012	As of December 31, 2011
	(Dollars in thousands)
Equity to assets: B/A	11.58%	13.15%
Tangible equity to tangible assets: (B-D-E)/(A-D-E)	9.66	11.36

(A) Total assets	$4,147,952	$3,640,117
(B) Total equity	480,535	474,066
(D) Goodwill	77,090	59,663
(E) Core deposit and other intangibles	11,180	8,620

Recently Issued Accounting Pronouncements

See Note 19 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2012, our cash and cash equivalents were $346.2 million, or 8.3% of total assets, compared to $184.3 million, or 5.1% of total assets, as of December 31, 2011. Our investment securities and federal funds sold were $761.3 million as of March 31, 2012 and $672.3 million as of December 31, 2011.

As of March 31, 2012 and December 31, 2011, $499.9 million and $403.2 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2012, our total deposits were $3.38 billion, or 81.5% of total assets, compared to $2.86 billion, or 79.3% of total assets, as of December 31, 2011. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of March 31, 2012 and December 31, 2011. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $142.8 million at both March 31, 2012 and December 31, 2011. All of the outstanding balances at March 31, 2012 and December 31, 2011 were issued as long-term advances. Our FHLB borrowing capacity was $308.0 million and $468.8 million as of March 31, 2012 and December 31, 2011.

We believe that we have sufficient liquidity to satisfy our current operations.

Market Risk Management. Our primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. We do not hold market risk sensitive instruments for trading purposes. The information provided should be read in connection with our audited consolidated financial statements included in our Form 10-K filed with the Securities and Exchange Commission on March 5, 2012.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of March 31, 2012 was asset sensitive with a one-year cumulative repricing gap of 13.0%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 22 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2012.

Table 22: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$269,401	$—	$—	$—	$—	$—	$—	$269,401
Federal funds sold	1,375	—	—	—	—	—	—	1,375
Investment securities	42,834	60,965	34,074	84,578	75,310	147,658	314,540	759,959
Loans receivable	662,478	249,939	274,704	452,869	407,171	361,266	42,102	2,450,529

Total earning assets	976,088	310,904	308,778	537,447	482,481	508,924	356,642	3,481,264

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	47,338	94,675	142,013	284,025	260,144	232,441	454,176	1,514,812
Time deposits	137,996	219,815	321,758	330,228	166,443	105,279	117	1,281,636
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	61,651	—	—	—	1,451	4,352	5,077	72,531
FHLB borrowed funds	2,214	17	10,026	149	30,308	10,679	89,360	142,753
Subordinated debentures	28,867	—	—	—	—	—	15,464	44,331

Total interest- bearing liabilities	278,066	314,507	473,797	614,402	458,346	352,751	564,194	3,056,063

Interest rate sensitivity gap	$698,022	$(3,603)	$(165,019)	$(76,955)	$24,135	$156,173	$(207,552)	$425,201

Cumulative interest rate sensitivity gap	$698,022	$694,419	$529,400	$452,445	$476,580	$632,753	$425,201
Cumulative rate sensitive assets to rate sensitive liabilities	351.0%	217.2%	149.6%	126.9%	122.3%	125.4%	113.9%
Cumulative gap as a % of total earning assets	20.1%	19.9%	15.2%	13.0%	13.7%	18.2%	12.2%

Item 4: CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2011. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

HOME BANCSHARES, INC.

(Registrant)

Date: May 8, 2012	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 8, 2012	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer