Form 10-Q
period 2012-06-30
HOME BANCSHARES INC
filed 2012-08-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

Common Stock Issued and Outstanding: 28,081,160 shares as of July 31, 2012.

HOME BANCSHARES, INC.

FORM 10-Q

June 30, 2012

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future economic conditions, including inflation or a continued decrease in commercial real estate and residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and regulations to be issued thereunder;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$71,078	$57,337
Interest-bearing deposits with other banks	287,452	126,967

Cash and cash equivalents	358,530	184,304
Federal funds sold	575	1,100
Investment securities—available for sale	712,820	671,221
Loans receivable not covered by loss share	2,035,487	1,760,086
Loans receivable covered by FDIC loss share	432,422	481,739
Allowance for loan losses	(56,511)	(52,129)

Loans receivable, net	2,411,398	2,189,696
Bank premises and equipment, net	100,694	88,465
Foreclosed assets held for sale not covered by loss share	14,481	16,660
Foreclosed assets held for sale covered by FDIC loss share	35,008	35,178
FDIC indemnification asset	162,439	193,856
Cash value of life insurance	53,167	52,700
Accrued interest receivable	14,834	15,551
Deferred tax asset, net	31,115	22,850
Goodwill	77,090	59,663
Core deposit and other intangibles	10,486	8,620
Other assets	73,768	64,253

Total assets	$4,056,405	$3,604,117

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$597,374	$464,581
Savings and interest-bearing transaction accounts	1,521,869	1,189,098
Time deposits	1,174,286	1,204,352

Total deposits	3,293,529	2,858,031
Securities sold under agreements to repurchase	66,620	62,319
FHLB borrowed funds	140,523	142,777
Accrued interest payable and other liabilities	15,967	22,593
Subordinated debentures	44,331	44,331

Total liabilities	3,560,970	3,130,051

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,078,767 in 2012 and 28,275,507 in 2011	281	283
Capital surplus	420,538	425,649
Retained earnings	64,478	40,130
Accumulated other comprehensive income	10,138	8,004

Total stockholders’ equity	495,435	474,066

Total liabilities and stockholders’ equity	$4,056,405	$3,604,117

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)
Interest income:
Loans	$40,365	$39,690	$78,871	$78,645
Investment securities
Taxable	3,060	2,204	5,920	4,364
Tax-exempt	1,534	1,543	3,069	3,071
Deposits—other banks	127	142	212	247
Federal funds sold	3	1	5	8

Total interest income	45,089	43,580	88,077	86,335

Interest expense:
Interest on deposits	4,164	5,986	8,824	12,246
FHLB borrowed funds	1,134	1,227	2,294	2,518
Securities sold under agreements to repurchase	111	125	221	264
Subordinated debentures	521	543	1,045	1,081

Total interest expense	5,930	7,881	12,384	16,109

Net interest income	39,159	35,699	75,693	70,226
Provision for loan losses	1,333	—	1,333	1,250

Net interest income after provision for loan losses	37,826	35,699	74,360	68,976

Non-interest income:
Service charges on deposit accounts	3,668	3,639	7,173	6,790
Other service charges and fees	3,223	2,602	6,247	4,886
Mortgage lending income	1,277	661	2,181	1,306
Insurance commissions	438	470	989	1,077
Income from title services	129	110	217	201
Increase in cash value of life insurance	214	287	471	526
Dividends from FHLB, FRB & bankers’ bank	175	181	350	322
Gain on sale of SBA loans	198	—	198	259
Gain (loss) on sale of premises and equipment, net	359	77	359	73
Gain (loss) on OREO, net	159	(1,007)	52	(1,101)
Gain (loss) on securities, net	(9)	—	10	—
FDIC indemnification accretion	449	1,463	1,119	3,300
Other income	773	644	1,790	1,528

Total non-interest income	11,053	9,127	21,156	19,167

Non-interest expense:
Salaries and employee benefits	11,903	10,680	23,289	21,758
Occupancy and equipment	3,552	3,648	6,983	7,361
Data processing expense	1,371	1,137	2,462	2,422
Other operating expenses	7,598	8,391	16,076	16,176

Total non-interest expense	24,424	23,856	48,810	47,717

Income before income taxes	24,455	20,970	46,706	40,426
Income tax expense	8,965	7,424	16,718	14,164

Net income available to all stockholders	15,490	13,546	29,988	26,262
Preferred stock dividends and accretion of discount on preferred stock	—	670	—	1,340

Net income available to common stockholders	$15,490	$12,876	$29,988	$24,922

Basic earnings per common share	$0.55	$0.46	$1.06	$0.88

Diluted earnings per common share	$0.55	$0.45	$1.06	$0.87

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2012	2011	2012	2011
Net income	$15,490	$13,546	$29,988	$26,262
Net unrealized gain (loss) on available-for-sale securities	4,417	7,512	3,521	8,630
Less: reclassification adjustment for realized (gains) losses included in income	9	—	(10)	—

Other comprehensive (loss) income, before tax effect	4,426	7,512	3,511	8,630
Tax effect	(1,736)	(2,947)	(1,377)	(3,386)

Other comprehensive (loss) income	2,690	4,565	2,134	5,244

Comprehensive income	$18,180	$18,111	$32,122	$31,506

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2012 and 2011

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$49,456	$285	$432,962	$(6,079)	$301	$476,925
Comprehensive income:
Net income	—	—	—	26,262	—	26,262
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $3,386	—	—	—	—	5,244	5,244

Comprehensive income						31,506
Accretion of discount on preferred stock	91	—	—	(91)	—	—
Net issuance of 11,847 shares of common stock from exercise of stock options	—	—	97	—	—	97
Tax benefit from stock options exercised	—	—	66	—	—	66
Share-based compensation	—	—	181	—	—	181
Cash dividends—Preferred stock—5%	—	—	—	(1,249)	—	(1,249)
Cash dividends—Common Stock, $0.108 per share	—	—	—	(3,077)	—	(3,077)

Balances at June 30, 2011 (unaudited)	49,547	285	433,306	15,766	5,545	504,449
Comprehensive income:
Net income	—	—	—	28,479	—	28,479
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $1,587	—	—	—	—	2,459	2,459

Comprehensive income						30,938
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	453	—	—	(453)	—	—
Net issuance of 79,093 shares of common stock from exercise of stock options	—	1	617	—	—	618
Repurchase of 300,000 shares of common stock	—	(3)	(6,765)	—	—	(6,768)
Tax benefit from stock options exercised	—	—	496	—	—	496
Share-based compensation	—	—	201	—	—	201
Cash dividends—Preferred stock—5%	—	—	—	(37)	—	(37)
Cash dividends—Common Stock, $0.16 per share	—	—	—	(4,531)	—	(4,531)

Balances at December 31, 2011	—	283	425,649	40,130	8,004	474,066
Comprehensive income:
Net income	—	—	—	29,988	—	29,988
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $1,377	—	—	—	—	2,134	2,134

Comprehensive income						32,122
Net issuance of 36,733 shares of common stock from exercise of stock options plus issuance of 4,761 bonus shares of unrestricted common stock	—	—	545	—	—	545
Repurchase of 238,234 shares of common stock	—	(2)	(6,109)	—	—	(6,111)
Tax benefit from stock options exercised	—	—	221	—	—	221
Share-based compensation	—	—	232	—	—	232
Cash dividends—Common Stock, $0.20 per share	—	—	—	(5,640)	—	(5,640)

Balances at June 30, 2012 (unaudited)	$—	$281	$420,538	$64,478	$10,138	$495,435

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2012	2011
	(Unaudited)
Operating Activities
Net income	$29,988	$26,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,956	3,307
Amortization/(accretion)	2,568	(48)
Share-based compensation	232	181
Tax benefits from stock options exercised	(221)	(66)
(Gain) loss on assets	(420)	720
Provision for loan losses	1,333	1,250
Deferred income tax effect	1,605	(7,065)
Increase in cash value of life insurance	(471)	(526)
Originations of mortgage loans held for sale	(74,377)	(48,968)
Proceeds from sales of mortgage loans held for sale	68,959	58,966
Changes in assets and liabilities:
Accrued interest receivable	717	3,838
Other assets	27,637	19,953
Accrued interest payable and other liabilities	(11,476)	(7,038)

Net cash provided by (used in) operating activities	49,030	50,766

Investing Activities
Net (increase) decrease in federal funds sold	525	20,253
Net (increase) decrease in loans net, excluding loans acquired	103,961	69,950
Purchases of investment securities—available for sale	(254,059)	(144,039)
Proceeds from maturities of investment securities—available for sale	212,375	79,164
Proceeds from sale of investment securities—available for sale	1,243	—
Proceeds from foreclosed assets held for sale	18,119	15,207
Proceeds from sale of SBA loans	3,000	4,524
Purchases of premises and equipment, net	(2,330)	(2,042)
Death benefits received	—	700
Net cash proceeds received in Vision acquisition	140,234	—

Net cash provided by (used in) investing activities	223,068	43,717

Financing Activities
Net increase (decrease) in deposits net, excluding deposits acquired	(88,934)	(62,005)
Net increase (decrease) in securities sold under agreements to repurchase	4,301	(8,827)
Net increase (decrease) in FHLB and other borrowed funds	(2,254)	(27,146)
Proceeds from exercise of stock options plus issuance of bonus shares of unrestricted common stock	545	97
Repurchase of common stock	(6,111)	—
Tax benefits from stock options exercised	221	66
Dividends paid on preferred stock	—	(1,249)
Dividends paid on common stock	(5,640)	(3,077)

Net cash provided by (used in) financing activities	(97,872)	(102,141)

Net change in cash and cash equivalents	174,226	(7,658)
Cash and cash equivalents—beginning of year	184,304	287,532

Cash and cash equivalents—end of period	$358,530	$279,874

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income available to common stockholders	$15,490	$12,876	$29,988	$24,922

Average shares outstanding	28,095	28,491	28,162	28,480
Effect of common stock options	188	199	183	203

Diluted shares outstanding	28,283	28,690	28,345	28,683

Basic earnings per common share	$0.55	$0.46	$1.06	$0.88
Diluted earnings per common share	$0.55	$0.45	$1.06	$0.87

2. Business Combinations

On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company has an opportunity to increase its deposit base and reduce transaction costs. The Company also expects to reduce costs through economies of scale.

Pursuant to the Agreement, Centennial assumed approximately $522.8 million in customer deposits and acquired approximately $355.8 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain Vision performing loans nor any of its non-performing loans or other real estate owned. As part of the acquisition, Centennial acquired the real estate and other assets related to Vision’s 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. On July 12, 2012, the Company closed two of these branches located in Port St. Joe, Florida. These branch closures were completed to eliminate repetitive branches and maximize profitability. Included in the acquisition were the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. Centennial also assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. In addition, pursuant to the Agreement, Park granted Centennial a put option to sell an aggregate of $7.5 million of the purchased loans back to Park at cost for a period of up to six months after the closing date. As of June 30, 2012, the Company has exercised its option to sell back two loans with an unpaid principal balance of approximately $169,000. On the closing date, Park made a cash payment to Centennial of approximately $119.5 million.

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

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks—The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $119.5 million adjustment is the cash settlement received from Park on the closing date.

Loans—Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

Core deposit intangible—This intangible asset represents the value of the relationships that Vision Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

Deferred tax asset—The deferred tax asset of $11.2 million as of acquisition date is solely related to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction.

Goodwill—The consideration paid as a result of the acquisition exceeded the fair value of the assets received; therefore, the Company recorded $17.4 million of goodwill.

Deposits—The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The Bank could not reset deposit rates to current market rates even though the rates were above market; therefore, a $1.6 million fair value adjustment was recorded for time deposits.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	June 30, 2012
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$269,084	$3,659	$(143)	$272,600
Mortgage-backed securities	242,329	5,940	(180)	248,089
State and political subdivisions	168,237	7,748	(60)	175,925
Other securities	16,487	26	(307)	16,206

Total	$696,137	$17,373	$(690)	$712,820

	December 31, 2011
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

Assets, principally investment securities, having a carrying value of approximately $506.4 million and $403.2 million at June 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $66.6 million and $62.3 million at June 30, 2012 and December 31, 2011, respectively.

During the three and six month periods ended June 30, 2012, approximately $192,000 and $1.2 million, respectively, in available for sale securities were sold. The gross realized losses on the sales for the three month period ended June 30, 2012 totaled approximately $9,000. The gross realized gains and losses on the sales for the six month period ended June 30, 2012 totaled approximately $21,000 and $11,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three and six month periods ended June 30, 2011, no available for sale securities were sold.

The amortized cost and estimated fair value of securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$246,844	$249,110
Due after one year through five years	239,849	245,547
Due after five years through ten years	178,924	186,229
Due after ten years	30,520	31,934

Total	$696,137	$712,820

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

During the six month period ended June 30, 2012, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of June 30, 2012, the Company had $19,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 69.9% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$15,308	$(129)	$5,782	$(14)	$21,090	$(143)
Mortgage-backed securities	20,148	(180)	—	—	20,148	(180)
State and political subdivisions	6,414	(55)	1,205	(5)	7,619	(60)
Other securities	7,805	(307)	120	—	7,925	(307)

Total	$49,675	$(671)	$7,107	$(19)	$56,782	$(690)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$89,714	$(363)	$2,569	$(17)	$92,283	$(380)
Mortgage-backed securities	22,626	(173)	—	—	22,626	(173)
State and political subdivisions	1,478	(4)	1,999	(25)	3,477	(29)
Other securities	13,392	(418)	—	—	13,392	(418)

Total	$127,210	$(958)	$4,568	$(42)	$131,778	$(1,000)

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$856,334	$698,986
Construction/land development	269,371	361,846
Agricultural	28,570	28,535
Residential real estate loans
Residential 1-4 family	481,018	349,543
Multifamily residential	106,206	56,909

Total real estate	1,741,499	1,495,819
Consumer	37,146	37,923
Commercial and industrial	197,278	176,276
Agricultural	31,741	21,784
Other	27,823	28,284

Loans receivable not covered by loss share	$2,035,487	$1,760,086

During the three and six-month periods ended June 30, 2012, the Company sold $2.8 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $198,000. The Company did not sell any of the guaranteed portions of SBA loans during the three-month period ended June 30, 2011. During the six-month period ended June 30, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000.

Mortgage loans held for sale of approximately $15.7 million and $10.3 million at June 30, 2012 and December 31, 2011, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2012 and December 31, 2011 were not material.

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the 2010 acquisitions of under purchase and assumption agreements with the Federal Deposit Insurance Corporation (FDIC) for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased covered impaired loans as of June 30, 2012 and December 31, 2011 for the Company’s FDIC-assisted transactions:

	June 30,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$187,802	$189,380
Construction/land development	74,989	103,535
Agricultural	2,737	3,155
Residential real estate loans
Residential 1-4 family	136,498	148,692
Multifamily residential	10,216	8,933

Total real estate	412,242	453,695
Consumer	71	334
Commercial and industrial	19,541	26,884
Other	568	826

Loans receivable covered by FDIC loss share (1)	$432,422	$481,739

(1)	These loans were not classified as nonperforming assets at June 30, 2012 and December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of June 30, 2012 and December 31, 2011, $82.6 million and $118.6 million, respectively, were accruing past due loans 90 days or more.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended June 30, 2012 for the Company’s FDIC-assisted acquisitions.

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$113,553	$481,739
Reforecasted future interest payments for loan pools	2,141	—
Accretion	(17,887)	17,887
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(13,844)
Payments received, net	—	(53,360)

Balance at end of period	$97,807	$432,422

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $2.1 million. This updated forecast does not change the expected weighted average yields on the loan pools.

6. Allowance for Loan Losses and Credit Quality

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the period ended June 30, 2012:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,129	$—	$52,129
Loans charged off	(3,070)	—	(3,070)
Recoveries of loans previously charged off	787	—	787

Net loans recovered (charged off)	(2,283)	—	(2,283)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	6,665	6,665
Benefit attributable to FDIC loss share agreements	—	(5,332)	(5,332)

Net provision for loan losses	—	1,333	1,333
Increase in FDIC indemnification asset	—	5,332	5,332

Balance, June 30	$49,846	$6,665	$56,511

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month and six-month periods ended June 30, 2012 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of June 30, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount which is accreted into income over the weighted-average life of the loans on non-covered loans acquired was $16.1 million and $2.5 million at June 30, 2012 and December 31, 2011, respectively.

	Three Months Ended June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$9,408	$18,779	$12,697	$6,944	$3,100	$86	$51,014
Loans charged off	(267)	(212)	(480)	(3)	(639)	—	(1,601)
Recoveries of loans previously charged off	3	248	68	7	107	—	433

Net loans recovered (charged off)	(264)	36	(412)	4	(532)	—	(1,168)
Provision for loan losses	(3,848)	2,343	57	990	12	446	—

Balance, June 30	$5,296	$21,158	$12,342	$7,938	$2,580	$532	$49,846

	Six Months Ended June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(313)	(271)	(1,195)	(209)	(1,082)	—	(3,070)
Recoveries of loans previously charged off	7	272	108	87	313	—	787

Net loans recovered (charged off)	(306)	1	(1,087)	(122)	(769)	—	(2,283)
Provision for loan losses	(2,343)	789	1,233	1,752	91	(1,522)	—

Balance, June 30	$5,296	$21,158	$12,342	$7,938	$2,580	$532	$49,846

	As of June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,124	$15,234	$7,806	$5,522	$1,487	$—	$33,173
Loans collectively evaluated for impairment	2,172	5,924	4,536	2,416	1,093	532	16,673

Balance, June 30	$5,296	$21,158	$12,342	$7,938	$2,580	$532	$49,846

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$35,364	$102,301	$30,882	$12,984	$2,219	$—	$183,750
Loans collectively evaluated for impairment	234,007	782,603	556,342	184,294	94,491	—	1,851,737

Balance, June 30	$269,371	$884,904	$587,224	$197,278	$96,710	$—	$2,035,487

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the year ended December 31, 2011, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(231)	(20)	(784)	(152)	(1,995)	—	(3,182)
Recoveries of loans previously charged off	6	163	248	4,616	335	—	5,368

Net loans recovered (charged off)	(225)	143	(536)	4,464	(1,660)	—	2,186
Provision for loan losses	(459)	1,751	563	(3,702)	3,088	9	1,250

Balance, June 30	11,318	19,141	14,324	7,119	2,450	2,432	56,784
Loans charged off	(3,359)	(4,056)	(2,515)	(419)	(1,164)	—	(11,513)
Recoveries of loans previously charged off	821	115	2,229	1,201	242	—	4,608

Net loans recovered (charged off)	(2,538)	(3,941)	(286)	782	(922)	—	(6,905)
Provision for loan losses	(835)	5,168	(1,842)	(1,593)	1,730	(378)	2,250

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,516	$29,818	$9,535	$2,798	$—	$173,201
Loans collectively evaluated for impairment	336,312	622,005	376,634	166,741	85,193	—	1,586,885

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

The following is an aging analysis for the non-covered loan portfolio as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,729	$1,773	$6,030	$10,532	$845,802	$856,334	$—
Construction/land development	1,817	863	2,862	5,542	263,829	269,371	770
Agricultural	—	—	159	159	28,411	28,570	—
Residential real estate loans
Residential 1-4 family	4,371	2,525	13,158	20,054	460,964	481,018	534
Multifamily residential	—	1,316	—	1,316	104,890	106,206	—

Total real estate	8,917	6,477	22,209	37,603	1,703,896	1,741,499	1,304
Consumer	384	193	845	1,422	35,724	37,146	22
Commercial and industrial	821	54	1,879	2,754	194,524	197,278	—
Agricultural and other	577	16	1,203	1,796	57,768	59,564	—

Total	$10,699	$6,740	$26,136	$43,575	$1,991,912	$2,035,487	$1,326

	December 31, 2011
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$764	$1,758	$7,055	$9,577	$689,409	$698,986	$—
Construction/land development	848	650	2,226	3,724	358,122	361,846	—
Agricultural	—	—	178	178	28,357	28,535	—
Residential real estate loans
Residential 1-4 family	2,064	251	13,617	15,932	333,611	349,543	750
Multifamily residential	—	—	92	92	56,817	56,909	92

Total real estate	3,676	2,659	23,168	29,503	1,466,316	1,495,819	842
Consumer	656	268	1,501	2,425	35,498	37,923	132
Commercial and industrial	234	211	1,617	2,062	174,214	176,276	19
Agricultural and other	176	17	1,203	1,396	48,672	50,068	—

Total	$4,742	$3,155	$27,489	$35,386	$1,724,700	$1,760,086	$993

Non-accruing loans not covered by loss share at June 30, 2012 and December 31, 2011 were $24.8 million and $26.5 million, respectively.

The following is a summary of the non-covered impaired loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$76,659	$72,081	$15,234	$72,201	$960	$74,860	$1,960
Construction/land development	16,596	16,220	3,124	19,077	205	19,252	501
Agricultural	33	33	—	17	1	11	1
Residential real estate loans Residential 1-4 family	23,227	20,571	5,227	21,893	169	21,343	401
Multifamily residential	6,658	6,658	2,579	6,617	84	6,603	166

Total real estate	123,173	115,563	26,164	119,805	1,419	122,069	3,029
Consumer	737	712	344	1,156	12	1,302	26
Commercial and industrial	13,830	12,253	5,522	11,016	172	10,217	324
Agricultural and other	1,203	1,203	1,143	1,203	—	1,203	21

Total	$138,943	$129,731	$33,173	$133,180	$1,603	$134,791	$3,400

	December 31, 2011
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$80,316	$80,179	$15,050	$52,757	$2,913
Construction/land development	21,600	19,606	4,428	19,077	963
Agricultural	—	—	—	479	10
Residential real estate loans Residential 1-4 family	25,419	20,243	6,272	19,914	858
Multifamily residential	6,577	6,576	2,213	7,039	350

Total real estate	133,912	126,604	27,963	99,266	5,094
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,619	3,503	10,984	730
Agricultural and other	1,203	1,203	1,203	241	—

Total	$147,263	$138,022	$33,671	$111,839	$5,870

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain troubled debt restructurings (“TDR”) where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the three months ended June 30, 2012 and 2011 was approximately $1.6 million and $1.4 million, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2012 and 2011 was approximately $3.4 million and $2.6 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Florida, Arkansas and Alabama.

The Company utilizes a risk rating matrix to assign a risk rating to each of its loans. Loans are rated on a scale from 1 to 8. Descriptions of the general characteristics of the 8 risk ratings are as follows:

•

Risk rating 1—Excellent. Loans in this category are to persons or entities of unquestionable financial strength, a highly liquid financial position, with collateral that is liquid and well margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.

•

Risk rating 2—Good. These are loans to persons or entities with strong financial condition and above-average liquidity that have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

•

Risk rating 3—Satisfactory. Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.

•

Risk rating 4—Watch. Borrowers who have marginal cash flow, marginal profitability or have experienced an unprofitable year and a declining financial condition characterize these loans. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. Included in this category are loans to borrowers in industries that are experiencing elevated risk.

•

Risk rating 5—Other Loans Especially Mentioned (“OLEM”). A loan criticized as OLEM has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date. OLEM assets are not adversely classified and do not expose the institution to sufficient risk to warrant adverse classification.

•

Risk rating 6—Substandard. A loan classified as substandard is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of substandard loans, does not have to exist in individual assets.

•

Risk rating 7—Doubtful. A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the loan.

•

Risk rating 8—Loss. Assets classified as loss are considered uncollectible and of such little value that the continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset, even though partial recovery may occur in the future. This classification is based upon current facts, not probabilities. Assets classified as loss should be charged-off in the period in which they became uncollectible.

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$53,063	$—	$—	$53,063
Construction/land development	5,824	26	—	5,850
Agricultural	159	—	—	159
Residential real estate loans
Residential 1-4 family	21,832	110	—	21,942
Multifamily residential	4,880	—	—	4,880

Total real estate	85,758	136	—	85,894
Consumer	1,688	—	—	1,688
Commercial and industrial	12,461	16	—	12,477
Agricultural and other	1,251	—	—	1,251

Total	$101,158	$152	$—	$101,310

	December 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,813	$—	$—	$44,813
Construction/land development	6,718	—	—	6,718
Agricultural	178	—	—	178
Residential real estate loans
Residential 1-4 family	22,376	382	—	22,758
Multifamily residential	4,884	—	—	4,884

Total real estate	78,969	382	—	79,351
Consumer	2,224	—	—	2,224
Commercial and industrial	8,947	55	—	9,002
Agricultural and other	1,253	—	—	1,253

Total	$91,393	$437	$—	$91,830

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

The following is a presentation of non-covered loans by class and risk rating as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9	$57	$393,419	$365,547	$44,239	$53,063	$856,334
Construction/land development	298	524	87,952	149,341	25,406	5,850	269,371
Agricultural	—	—	11,003	17,408	—	159	28,570
Residential real estate loans
Residential 1-4 family	376	153	309,178	137,657	11,712	21,942	481,018
Multifamily residential	—	—	34,665	64,883	1,778	4,880	106,206

Total real estate	683	734	836,217	734,836	83,135	85,894	1,741,499
Consumer	9,466	139	17,109	7,751	993	1,688	37,146
Commercial and industrial	12,450	1,245	88,982	79,000	3,124	12,477	197,278
Agricultural and other	26	2,300	25,602	30,383	2	1,251	59,564

Total	$22,625	$4,418	$967,910	$851,970	$87,254	$101,310	$2,035,487

	December 31, 2011
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48	$14	$341,027	$258,252	$54,832	$44,813	$698,986
Construction/land development	8	405	93,913	246,520	14,282	6,718	361,846
Agricultural	—	—	10,495	17,862	—	178	28,535
Residential real estate loans
Residential 1-4 family	277	157	210,846	106,707	8,798	22,758	349,543
Multifamily residential	—	—	36,300	14,032	1,693	4,884	56,909

Total real estate	333	576	692,581	643,373	79,605	79,351	1,495,819
Consumer	7,817	939	17,458	8,163	1,322	2,224	37,923
Commercial and industrial	7,737	1,080	84,923	71,139	2,395	9,002	176,276
Agricultural and other	51	1,583	29,991	17,186	4	1,253	50,068

Total	$15,938	$4,178	$824,953	$739,861	$83,326	$91,830	$1,760,086

The following is a presentation of non-covered TDR’s by class:

	June 30, 2012
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	28	$39,312	$21,824	$2,764	$7,189	$31,777
Construction/land development	3	8,114	7,462	—	405	7,867
Agricultural	1	34	—	33	—	33
Residential real estate loans
Residential 1-4 family	13	9,107	5,044	125	264	5,433
Multifamily residential	2	4,586	3,787	—	—	3,787

Total real estate	47	61,153	38,117	2,922	7,858	48,897
Commercial and industrial	4	336	305	—	16	321

Total	51	$61,489	$38,422	$2,922	$7,874	$49,218

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$39,420	$22,739	$5,319	$4,326	$32,384
Construction/land development	6	11,114	7,642	34	3,259	10,935
Residential real estate loans
Residential 1-4 family	16	9,572	5,055	124	771	5,950
Multifamily residential	2	4,586	3,692	—	—	3,692

Total real estate	51	64,692	39,128	5,477	8,356	52,961
Commercial and industrial	5	534	115	—	195	310

Total	56	$65,226	$39,243	$5,477	$8,551	$53,271

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	June 30, 2012		December 31, 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	4	$4,579	3	$4,147
Construction/land development	—	—	1	112
Residential real estate loans
Residential 1-4 family	5	2,260	3	1,805

Total real estate	9	6,839	7	6,064
Commercial and industrial	1	92	1	10

Total	10	$6,931	8	$6,074

Allowance for Loan Losses and Credit Quality for Covered Loans

During the second quarter of 2012, impairment testing on the estimated cash flows of the covered loans established that two pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $6.6 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three month period ended June 30, 2012. Since these loans are covered by loss share with the FDIC, the Company was able to increase its indemnification asset by $5.3 million resulting in a net provision for loan losses of $1.3 million. There were no allowances for loan losses related to the purchased impaired loans at December 31, 2011.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month and six-month periods ended June 30, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of June 30, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,527	4,391	533	59	155	—	6,665
Benefit attributable to FDIC loss share agreements	(1,222)	(3,513)	(426)	(47)	(124)	—	(5,332)

Net provision for loan losses	305	878	107	12	31	—	1,333
Increase in FDIC indemnification asset	1,222	3,513	426	47	124	—	5,332

Balance, June 30	$1,527	$4,391	$533	$59	$155	$—	$6,665

	Six Months Ended June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,527	4,391	533	59	155	—	6,665
Benefit attributable to FDIC loss share agreements	(1,222)	(3,513)	(426)	(47)	(124)	—	(5,332)

Net provision for loan losses	305	878	107	12	31	—	1,333
Increase in FDIC indemnification asset	1,222	3,513	426	47	124	—	5,332

Balance, June 30	$1,527	$4,391	$533	$59	$155	$—	$6,665

	As of June 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,527	4,391	533	59	155	—	6,665

Balance, June 30	$1,527	$4,391	$533	$59	$155	$—	$6,665

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	74,989	190,538	146,715	19,541	639	—	432,422

Balance, June 30	$74,989	$190,538	$146,715	$19,541	$639	$—	$432,422

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Goodwill
Balance, beginning of period	$59,663	$59,663
Vision Bank acquisition	17,427	—

Balance, end of period	$77,090	$59,663

	2012	2011
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$8,620	$11,447
Vision Bank acquisition	3,190	—
Amortization expense	(1,324)	(1,417)

Balance, June 30	$10,486	10,030

Amortization expense		(1,410)

Balance, end of year		$8,620

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2012 and December 31, 2011 were:

	June 30, 2012	December 31, 2011
	(In thousands)
Gross carrying basis	$26,651	$23,461
Accumulated amortization	16,165	14,841

Net carrying amount	$10,486	$8,620

Core deposit and other intangible amortization was approximately $694,000 and $704,000 for each of the three-months ended June 30, 2012 and 2011, respectively. Core deposit and other intangible amortization was approximately $1.3 million and $1.4 million for each of the six-months ended June 30, 2012 and 2011, respectively. Including the Vision acquisition completed as of February 16, 2012, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2012 through 2016 is approximately: 2012—$2.7 million; 2013—$2.8 million; 2014—$2.6 million; 2015—$1.8 million; 2016—$543,000.

The carrying amount of the Company’s goodwill was $77.1 million at June 30, 2012 and $59.7 million at December 31, 2011. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $685.5 million and $703.2 million at June 30, 2012 and December 31, 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.1 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.6 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012 and December 31, 2011, brokered deposits were $104.4 million and $103.4 million, respectively.

Deposits totaling approximately $486.7 million and $279.8 million at June 30, 2012 and December 31, 2011, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At June 30, 2012 and December 31, 2011, securities sold under agreements to repurchase totaled $66.6 million and $62.3 million, respectively. For the three month periods ended June 30, 2012 and June 30, 2011, securities sold under agreements to repurchase daily weighted average totaled $71.5 million and $68.2 million, respectively. For the six month periods ended June 30, 2012 and June 30, 2011, securities sold under agreements to repurchase daily weighted average totaled $70.3 million and $69.6 million, respectively.

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $140.5 million and $142.8 million at June 30, 2012 and December 31, 2011. All of the outstanding balance at June 30, 2012 and December 31, 2011 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $90.5 million and $135.0 million at June 30, 2012 and December 31, 2011, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2012 and December 31, 2011, respectively.

11. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Current:
Federal	$5,777	$8,762	$12,712	$17,782
State	1,359	1,821	2,401	3,447

Total current	7,136	10,583	15,113	21,229

Deferred:
Federal	1,526	(2,530)	1,339	(5,894)
State	303	(629)	266	(1,171)

Total deferred	1,829	(3,159)	1,605	(7,065)

Provision for income taxes	$8,965	$7,424	$16,718	$14,164

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.50)	(2.89)	(2.60)	(2.99)
Cash value of life insurance	(0.31)	(0.48)	(0.35)	(0.46)
State income taxes, net of federal benefit	4.42	3.70	3.71	3.66
Other	0.05	0.07	0.03	(0.17)

Effective income tax rate	36.66%	35.40%	35.79%	35.04%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,578	$20,474
Deferred compensation	1,438	1,839
Stock options	326	317
Real estate owned	8,433	9,189
Loan discounts	46,244	57,095
Tax basis premium/discount on acquisitions	24,471	14,306
Deposits	677	357
Other	4,462	5,236

Gross deferred tax assets	105,629	108,813

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,093	2,299
Unrealized gain on securities	6,544	5,167
Core deposit intangibles	749	1,159
Indemnification asset	63,034	75,254
FHLB dividends	884	879
Other	1,210	1,205

Gross deferred tax liabilities	74,514	85,963

Net deferred tax assets	$31,115	$22,850

12. Common Stock and Compensation Plans

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

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2012 was $10.4 million and $10.1 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended June 30, 2012 was approximately $441,000. The intrinsic value of the stock options exercised during the six-month period ended June 30, 2012 was approximately $627,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $291,000 as of June 30, 2012. For the first six months of 2012, the Company has expensed $42,000 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans at June 30, 2012 and December 31, 2011 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2012		For the Year Ended December 31, 2011
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	569	$11.36	660	$10.88
Granted	45	26.25	—	—
Forfeited*	—	11.09	—	—
Exercised	(37)	10.63	(91)	7.87
Expired	—	—	—	—

Outstanding, end of period	577	12.57	569	11.36

Exercisable, end of period	522	$11.27	550	$11.13

*	Share amount rounded to zero when rounding to the thousands.

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six-months ended June 30, 2012, was $7.18. There were no options granted during 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. During first six months of 2012, none of the stock options granted were to executive officers of the Company.

	For the Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
Expected dividend yield	1.52%	Not applicable
Expected stock price volatility	30.56%	Not applicable
Risk-free interest rate	1.47%	Not applicable
Expected life of options	6.5 years	Not applicable

The following is a summary of currently outstanding and exercisable options at June 30, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 6.17 to $7.01	53	1.70	$6.28	53	$6.28
$ 7.85 to $8.68	61	2.02	8.53	61	8.53
$ 9.55 to $9.83	50	3.00	9.62	50	9.62
$ 10.66 to $10.66	102	3.41	10.66	102	10.66
$ 11.09 to $11.09	172	3.70	11.09	172	11.09
$ 16.65 to $17.82	56	5.23	17.28	49	17.30
$ 18.50 to $18.62	9	5.01	18.59	8	18.58
$ 20.33 to $22.74	29	4.88	20.78	27	20.62
$ 26.25 to $26.25	45	9.56	26.25	—	—

	577			522

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2012 and December 31, 2011 and changes during the periods then ended:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Beginning of year	49	22
Issued	—	32
Vested	(16)	(5)

End of period	33	49

Amount of expense	$190	$351

All the restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance. The only exception to this vesting is for 4,999 shares of restricted common stock issued during 2009. These restricted shares will vest equally each year over three years beginning on the third anniversary of the issuance.

During the first six months of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the second quarter of 2012, the Company repurchased a total of 32,634 shares with a weighted average stock price of $27.72. For the six-months period ended June 30, 2012, the Company repurchased a total of 238,234 shares with a weighted average stock price of $25.62. The Company believes the stock repurchased at this price is an excellent investment. The 2012 earnings were used to fund these repurchases. Combining all the shares repurchased to date under the program will bring the total to 538,234 shares. The remaining balance available for repurchase is 649,766 shares at June 30, 2012.

13. Non-Interest Expense

The table below shows the components of non-interest expense for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Salaries and employee benefits	$11,903	$10,680	$23,289	$21,758
Occupancy and equipment	3,552	3,648	6,983	7,361
Data processing expense	1,371	1,137	2,462	2,422
Other operating expenses:
Advertising	904	1,015	1,364	2,013
Merger expenses	—	—	1,692	11
Amortization of intangibles	694	704	1,324	1,417
Electronic banking expense	728	697	1,521	1,356
Directors’ fees	193	179	405	364
Due from bank service charges	159	119	275	259
FDIC and state assessment	516	1,058	1,154	2,151
Insurance	424	408	825	779
Legal and accounting	287	462	609	909
Other professional fees	354	569	852	982
Operating supplies	291	322	555	611
Postage	240	242	461	487
Telephone	276	259	522	522
Other expense	2,532	2,357	4,517	4,315

Total other operating expenses	7,598	8,391	16,076	16,176

Total non-interest expense	$24,424	$23,856	$48,810	$47,717

14. Concentration of Credit Risks

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

15. Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 6, while deposit concentrations are reflected in Note 8.

Although the Company has a diversified loan portfolio, at June 30, 2012 and December 31, 2011, non-covered commercial real estate loans represented 56.7% and 61.9% of non-covered loans and 233.0% and 229.8% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 28.8% and 23.1% of non-covered loans and 118.5% and 85.7% of total stockholders’ equity at June 30, 2012 and December 31, 2011, respectively.

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

16. Commitments and Contingencies

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

At June 30, 2012 and December 31, 2011, commitments to extend credit of $331.3 million and $292.4 million, respectively, were outstanding. A percentage of these balances is participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2012 and December 31, 2011, is $21.5 million and $22.8 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

17. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2012, the Company requested approximately $23.3 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current month earnings December through May from its banking subsidiary.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2012, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.08%, 15.78%, and 17.04%, respectively, as of June 30, 2012.

18. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the six-month periods ended:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Interest paid	$12,985	$16,612
Income taxes paid	17,170	15,350
Assets acquired by foreclosure	15,679	25,247
FDIC-assisted acquisition fixed assets acquired yet to have a cash settlement	—	9,381

19. Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2012, Level 3 securities were immaterial.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $96.6 million and $104.4 million as of June 30, 2012 and December 31, 2011, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $72,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2012. The Company reversed approximately $121,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2012.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $14.5 million and $16.7 million, respectively.

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

Loans receivable covered by FDIC loss share, net of allowance — Fair values for loans are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

FDIC indemnification asset—Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement. While this asset was recorded at its estimated fair value at acquisition date, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

Accrued interest receivable—The carrying amount of accrued interest receivable approximates its fair value.

Deposits and securities sold under agreements to repurchase—The fair values of demand, savings deposits and securities sold under agreements to repurchase are, by definition, equal to the amount payable on demand and therefore approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.

FHLB and other borrowed funds—For short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on the current rates available to the Company for debt with similar terms and remaining maturities.

Accrued interest payable—The carrying amount of accrued interest payable approximates its fair value.

Subordinated debentures—The fair value of subordinated debentures is estimated using the rates that would be charged for subordinated debentures of similar remaining maturities.

Commitments to extend credit, letters of credit and lines of credit—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these commitments is not material.

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

	June 30, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$358,530	$358,530	1
Federal funds sold	575	575	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,889,083	1,867,704	3
Loans receivable covered by FDIC loss share, net of allowance	425,757	425,757	3
FDIC indemnification asset	162,439	162,439	3
Accrued interest receivable	14,834	14,834	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$597,374	$597,374	1
Savings and interest-bearing transaction accounts	1,521,869	1,521,869	1
Time deposits	1,174,286	1,177,593	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,620	66,620	1
FHLB and other borrowed funds	140,523	149,729	2
Accrued interest payable	1,872	1,872	1
Subordinated debentures	44,331	46,828	3

	December 31, 2011
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,304	$184,304	1
Federal funds sold	1,100	1,100	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,603,606	1,587,453	3
Loans receivable covered by FDIC loss share	481,739	481,739	3
FDIC indemnification asset	193,856	193,856	3
Accrued interest receivable	15,551	15,551	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$464,581	$464,581	1
Savings and interest-bearing transaction accounts	1,189,098	1,189,098	1
Time deposits	1,204,352	1,209,689	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	62,319	62,319	1
FHLB and other borrowed funds	142,777	150,789	2
Accrued interest payable	2,125	2,125	1
Subordinated debentures	44,331	47,109	3

20. Recent Accounting Pronouncements

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2012

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of June 30, 2012, we had, on a consolidated basis, total assets of $4.06 billion, loans receivable of $2.47 billion, total deposits of $3.29 billion, and stockholders’ equity of $495.4 million.

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

Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Total assets	$4,056,405	$3,694,469	$4,056,405	$3,694,469
Loans receivable not covered by loss share	2,035,487	1,812,718	2,035,487	1,812,718
Loans receivable covered by FDIC loss share	432,422	548,236	432,422	548,236
FDIC loss share receivable	40,912	31,251	40,912	31,251
Total deposits	3,293,529	2,899,793	3,293,529	2,899,793
Total stockholders’ equity	495,435	504,449	495,435	504,449
Net income	15,490	13,546	29,988	26,262
Net income available to common stockholders	15,490	12,876	29,988	24,922
Basic earnings per common share	0.55	0.46	1.06	0.88
Diluted earnings per common share	0.55	0.45	1.06	0.87
Diluted earnings per common share excluding intangible amortization (1)	0.57	0.46	1.09	0.90
Annualized net interest margin—FTE	4.65%	4.69%	4.65%	4.65%
Efficiency ratio	46.22	50.39	47.92	50.54
Annualized return on average assets	1.53	1.47	1.53	1.43
Annualized return on average common equity	12.80	11.64	12.51	11.50

(1)	See Table 17 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Results of Operations for Three Months Ended June 30, 2012 and 2011

Our net income increased 14.4% to $15.5 million for the three-month period ended June 30, 2012, from $13.5 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $0.55 and $0.45 for the three-month periods ended June 30, 2012 and 2011, respectively. The $2.0 million increase in net income is primarily associated with additional net income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 offset by the expected reduction in income from FDIC indemnification accretion and a provision for loan losses on covered loans as a result of an impairment of the estimated cash flows on two covered loan pools.

Our annualized return on average assets was 1.53% for the three months ended June 30, 2012, compared to 1.47% for the same period in 2011. Our annualized return on average common equity was 12.80% for the three months ended June 30, 2012, compared to 11.64% for the same period in 2011, respectively. The improvements in our ratios from 2011 to 2012 are consistent with the previously discussed changes in earnings for the three months ended June 30, 2012, compared to the same period in 2011.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the three months ended June 30, 2012, compared to 4.69% for the same period in 2011. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the three months ended June 30, 2012 the effective yield on non-covered loans and covered loans was 6.21% and 7.91%, respectively.

Our efficiency ratio was 46.22% for the three months ended June 30, 2012, compared to 50.39% for the same period in 2011. The improvement in the efficiency ratio is primarily associated with increased net interest income and non-interest income resulting from our 2012 Vision acquisition combined with non-recurring gains offset by the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth from the Vision acquisition.

Results of Operations for Six Months Ended June 30, 2012 and 2011

Our net income increased 14.2% to $30.0 million for the six-month period ended June 30, 2012, from $26.3 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $1.06 and $0.87 for the six-month periods ended June 30, 2012 and 2011, respectively. The $3.7 million increase in net income is primarily associated with additional net income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by merger expenses and the expected reduction in income from FDIC indemnification accretion. The total provision for loan losses was approximately $1.3 million for both periods.

Our annualized return on average assets was 1.53% for the six months ended June 30, 2012, compared to 1.43% for the same period in 2011. Our annualized return on average common equity was 12.51% for the six months ended June 30, 2012, compared to 11.50% for the same period in 2011, respectively. The improvements in our ratios from 2011 to 2012 are consistent with the previously discussed changes in earnings for the six months ended June 30, 2012, compared to the same period in 2011.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the six months ended June 30, 2012, equal to the 4.65% for the same period in 2011. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the six months ended June 30, 2012 the effective yield on non-covered loans and covered loans was 6.21% and 7.84%, respectively.

Our efficiency ratio was 47.92% for the six months ended June 30, 2012, compared to 50.54% for the same period in 2011. The improvement in the efficiency ratio is primarily associated with increased net interest income and non-interest income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by merger expenses, the expected reduction in income from FDIC indemnification accretion and increased costs associated with the asset growth from the Vision acquisition.

Financial Condition as of and for the Period Ended June 30, 2012 and December 31, 2011

Our total assets as of June 30, 2012 increased $452.3 million to $4.06 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of June 30, 2012 decreased $77.2 million, an annualized decline of 4.31%. Our loan portfolio not covered by loss share increased by $275.4 million to $2.04 billion as of June 30, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $64.9 million, an annualized reduction of 7.4%. Our loan portfolio covered by loss share decreased by $49.3 million, an annualized reduction of 20.6%, to $432.4 million as of June 30, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $21.4 million to $495.4 million as of June 30, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first six months of 2012 was 9.1%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $32.1 million of comprehensive income less the $5.6 million of dividends paid for 2012 and $6.1 million used to repurchase 238,234 shares of common stock.

As of June 30, 2012, our non-performing non-covered loans decreased to $26.1 million, or 1.28%, of total non-covered loans from $27.5 million, or 1.56%, of total non-covered loans as of December 31, 2011. The allowance for loan losses as a percent of non-performing loans increased to 190.7% as of June 30, 2012, compared to 189.6% as of December 31, 2011. Non-performing non-covered loans in Arkansas were $8.1 million at June 30, 2012 compared to $7.8 million as of December 31, 2011. Non-performing non-covered loans in Florida were $17.5 million at June 30, 2012 compared to $19.7 million as of December 31, 2011. As of June 30, 2012, loans of approximately $498,000 in Alabama were non-performing.

As of June 30, 2012, our non-performing non-covered assets improved to $40.7 million, or 1.19%, of total non-covered assets from $44.2 million, or 1.53%, of total non-covered assets as of December 31, 2011. Non-performing non-covered assets in Arkansas were $20.4 million at June 30, 2012 compared to $20.0 million as of December 31, 2011. Non-performing non-covered assets in Florida were $19.7 million at June 30, 2012 compared to $24.2 million as of December 31, 2011. As of June 30, 2012, asset of approximately $498,000 in Alabama were non-performing.

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

For our FDIC-assisted transactions, shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income as a reduction of the provision for loan losses. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being amortized into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Future Acquisitions

In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to expand our presence in Florida, Arkansas, Southern Alabama and other nearby markets through pursuing additional FDIC-assisted acquisition opportunities and non FDIC-assisted bank acquisitions. While we seek to be a successful bidder to the FDIC on one or more additional failed depository institutions within our targeted markets, there is no assurance that we will be the winning bidder on other FDIC-assisted transactions.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. Presently, we are evaluating additional opportunities but have no firm commitments for any additional de novo branch locations. During July, we closed two branches acquired in the Vision acquisition. These branch closures were completed to eliminate repetitive branches and maximize profitability from the Vision transaction. After these closures the Company now has 47 branches in Arkansas, 46 branches in Florida and 8 branches in Alabama. The Company expects two strategic branch closures during the third quarter of 2012 associated with the acquisition of Vision.

Results of Operations

For Three Months Ended June 30, 2012 and 2011

Our net income increased 14.4% to $15.5 million for the three-month period ended June 30, 2012, from $13.5 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $0.55 and $0.45 for the three-month periods ended June 30, 2012 and 2011, respectively. The $2.0 million increase in net income is primarily associated with additional net income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 offset by the expected reduction in income from FDIC indemnification accretion and a provision for loan losses on covered loans as a result of an impairment of the estimated cash flows on two covered loan pools.

For Six Months Ended June 30, 2012 and 2011

Our net income increased 14.2% to $30.0 million for the six-month period ended June 30, 2012, from $26.3 million for the same period in 2011. On a diluted earnings per share basis, our earnings were $1.06 and $0.87 for the six-month periods ended June 30, 2012 and 2011, respectively. The $3.7 million increase in net income is primarily associated with additional net income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by merger expenses and the expected reduction in income from FDIC indemnification accretion. The total provision for loan losses was approximately $1.3 million for both periods.

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

Net interest income on a fully taxable equivalent basis increased $3.5 million, or 9.4%, to $40.3 million for the three-month period ended June 30, 2012, from $36.8 million for the same period in 2011. This increase in net interest income was the result of a $1.5 million increase in interest income combined with a $2.0 million decrease in interest expense. The $1.5 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $3.1 million, while the repricing of our earning assets resulted in a $1.6 million decrease in interest income for the three-month period ended June 30, 2012. The $2.0 million decrease in interest expense for the three-month period ended June 30, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.9 million decrease in interest expense. The change in the level of our interest bearing liabilities resulted in a reduction in interest expense of $67,000.

Net interest income on a fully taxable equivalent basis increased $5.5 million, or 7.6%, to $77.9 million for the six-month period ended June 30, 2012, from $72.4 million for the same period in 2011. This increase in net interest income was the result of a $1.8 million increase in interest income combined with a $3.7 million decrease in interest expense. The $1.8 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $3.3 million, while the repricing of our earning assets resulted in a $1.6 million decrease in interest income for the six-month period ended June 30, 2012. The $3.7 million decrease in interest expense for the six-month period ended June 30, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $3.3 million decrease in interest expense. The change in the level of our interest bearing liabilities resulted in a reduction in interest expense of $459,000.

Net interest margin, on a fully taxable equivalent basis, was 4.65% and 4.65% for the three and six months ended June 30, 2012 compared to 4.69% and 4.65% for the same periods in 2011, respectively. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain net interest margin at a level consistent with most recent quarterly performance. The effective yield on non-covered loans for the three months ended June 30, 2012 and 2011 was 6.21% and 6.60%, respectively. The effective yield on covered loans for the three months ended June 30, 2012 and 2011 was 7.91% and 6.95%, respectively. The effective yield on non-covered loans for the six months ended June 30, 2012 and 2011 was 6.21% and 6.49%, respectively. The effective yield on covered loans for the six months ended June 30, 2012 and 2011 was 7.84% and 6.93%, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and six-month periods ended June 30, 2012 and 2011, as well as changes in fully taxable equivalent net interest margin for the three-month and six-month periods ended June 30, 2012, compared to the same period in 2011.

Table 1: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest income	$45,089	$43,580	$88,077	$86,335
Fully taxable equivalent adjustment	1,126	1,117	2,241	2,225

Interest income—fully taxable equivalent	46,215	44,697	90,318	88,560
Interest expense	5,930	7,881	12,384	16,109

Net interest income—fully taxable equivalent	$40,285	$36,816	$77,934	$72,451

Yield on earning assets—fully taxable equivalent	5.33%	5.69%	5.39%	5.68%
Cost of interest-bearing liabilities	0.79	1.15	0.85	1.18
Net interest spread—fully taxable equivalent	4.54	4.54	4.54	4.50
Net interest margin—fully taxable equivalent	4.65	4.69	4.65	4.65

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012 vs. 2011	2012 vs. 2011
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$3,084	$3,349
Increase (decrease) in interest income due to change in earning asset yields	(1,566)	(1,591)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	67	459
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,884	3,266

Increase (decrease) in net interest income	$3,469	$5,483

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and six-month periods ended June 30, 2012 and 2011. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$222,822	$127	0.23%	$234,497	$142	0.24%
Federal funds sold	6,875	3	0.18	2,030	1	0.20
Investment securities—taxable	599,585	3,060	2.05	374,163	2,204	2.36
Investment securities—non-taxable	155,317	2,498	6.47	148,566	2,500	6.75
Loans receivable	2,501,464	40,527	6.52	2,391,825	39,850	6.68

Total interest-earning assets	3,486,063	46,215	5.33	3,151,081	44,697	5.69

Non-earning assets	586,198			552,445

Total assets	$4,072,261			$3,703,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,519,151	$1,003	0.27%	$1,127,525	$1,384	0.49%
Time deposits	1,228,764	3,161	1.03	1,348,513	4,602	1.37

Total interest-bearing deposits	2,747,915	4,164	0.61	2,476,038	5,986	0.97
Federal funds purchased	303	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	71,485	111	0.62	68,235	125	0.73
FHLB borrowed funds	140,577	1,134	3.24	150,154	1,227	3.28
Subordinated debentures	44,331	521	4.73	44,331	543	4.91

Total interest-bearing liabilities	3,004,611	5,930	0.79	2,738,758	7,881	1.15

Non-interest bearing liabilities
Non-interest bearing deposits	559,554			441,371
Other liabilities	21,445			30,256

Total liabilities	3,585,610			3,210,385
Stockholders’ equity	486,651			493,141

Total liabilities and stockholders’ equity	$4,072,261			$3,703,526

Net interest spread			4.54%			4.54%
Net interest income and margin		$40,285	4.65%		$36,816	4.69%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$187,196	$212	0.23%	$209,761	$247	0.24%
Federal funds sold	4,920	5	0.20	9,196	8	0.18
Investment securities – taxable	584,238	5,920	2.04	356,646	4,364	2.47
Investment securities – non-taxable	153,303	4,993	6.55	151,397	4,974	6.63
Loans receivable	2,443,163	79,188	6.52	2,415,199	78,967	6.59

Total interest-earning assets	3,372,820	90,318	5.39	3,142,199	88,560	5.68

Non-earning assets	576,573			556,363

Total assets	$3,949,393			$3,698,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,423,645	$2,014	0.28%	$1,116,993	$2,831	0.51%
Time deposits	1,234,986	6,810	1.11	1,375,386	9,415	1.38

Total interest-bearing deposits	2,658,631	8,824	0.67	2,492,379	12,246	0.99
Federal funds purchased	342	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	70,268	221	0.63	69,638	264	0.76
FHLB borrowed funds	141,669	2,294	3.26	154,641	2,518	3.28
Subordinated debentures	44,331	1,045	4.74	44,331	1,081	4.92

Total interest-bearing liabilities	2,915,241	12,384	0.85	2,760,989	16,109	1.18

Non-interest bearing liabilities
Non-interest bearing deposits	528,547			424,343
Other liabilities	23,507			26,654

Total liabilities	3,467,295			3,211,986
Stockholders’ equity	482,098			486,576

Total liabilities and stockholders’ equity	$3,949,393			$3,698,562

Net interest spread			4.54%			4.50%
Net interest income and margin		$77,934	4.65%		$72,451	4.65%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2012 compared to the same period in 2011, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 over 2011			2012 over 2011
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(7)	$(8)	$(15)	$(26)	$(9)	$(35)
Federal funds sold	2	—	2	(4)	1	(3)
Investment securities—taxable	1,182	(326)	856	2,408	(852)	1,556
Investment securities—non-taxable	111	(113)	(2)	62	(43)	19
Loans receivable	1,796	(1,119)	677	909	(688)	221

Total interest income	3,084	(1,566)	1,518	3,349	(1,591)	1,758

Interest expense:
Interest-bearing transaction and savings deposits	386	(767)	(381)	646	(1,463)	(817)
Time deposits	(382)	(1,059)	(1,441)	(897)	(1,708)	(2,605)
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	6	(20)	(14)	2	(45)	(43)
FHLB borrowed funds	(77)	(16)	(93)	(210)	(14)	(224)
Subordinated debentures	—	(22)	(22)	—	(36)	(36)

Total interest expense	(67)	(1,884)	(1,951)	(459)	(3,266)	(3,725)

Increase (decrease) in net interest income	$3,151	$318	$3,469	$3,808	$1,675	$5,483

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

During these tough economic times, the Company continues to follow our historical conservative procedures for lending and evaluating the provision and allowance for loan losses. We have not and do not participate in higher risk lending such as subprime. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios. While there have been declines in our collateral value, particularly in Florida, these declines have been addressed in our assessment of the adequacy of the allowance for loan losses.

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

During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009 and 2010, non-performing non-covered loans were $39.9 million and $49.5 million, respectively. During 2011, we decreased the balance in non-performing non-covered loans $22.0 million to $27.5 million at December 31, 2011. Non-performing non-covered loans at June 30, 2012 were $26.1 million.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The total provision was $1.3 million for the three months ended June 30, 2012 and zero for the same period in 2011 for an increase of $1.3 million. The total provision for loan losses was approximately $1.3 million for both six month periods ended June 30, 2012 and 2011, respectively.

The $1.3 million of provision for loan losses for the three months ended June 30, 2012 is a result of impairment testing on the estimated cash flows of the covered loans during the second quarter of 2012 which established that two pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $6.6 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at June 30, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase its indemnification asset by $5.3 million resulting in a net provision for loan losses of $1.3 million.

The net loans charged off for non-covered loans for the three and six-month periods ended June 30, 2012 were $1.2 million and $2.3 million compared to net loans recovered of $3.2 million and $2.2 million for the same periods in 2011. The allowance for loan losses to total non-covered loans was 2.45% and 2.96% at June 30, 2012 and December 31, 2011, respectively. Excluding the acquisition of solely performing loans from Vision during the first quarter, our allowance for loan losses to total non-covered loans would have been 2.94% at June 30, 2012. The allowance for loan losses for non-covered loans was deemed adequate for the second quarter of 2012 without a provision for loan loss.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $11.1 million and $21.2 million for the three-month and six-month periods ended June 30, 2012 compared to $9.1 million and $19.2 million for the same periods in 2011, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2012 and 2011, respectively, as well as changes for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011.

Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2012 Change		June 30,		2012 Change
	2012	2011	from 2011		2012	2011	from 2011
	(Dollars in thousands)
Service charges on deposit accounts	$3,668	$3,639	$29	0.8%	$7,173	$6,790	$383	5.6%
Other service charges and fees	3,223	2,602	621	23.9	6,247	4,886	1,361	27.9
Mortgage lending income	1,277	661	616	93.2	2,181	1,306	875	67.0
Insurance commissions	438	470	(32)	(6.8)	989	1,077	(88)	(8.2)
Income from title services	129	110	19	17.3	217	201	16	8.0
Increase in cash value of life insurance	214	287	(73)	(25.4)	471	526	(55)	(10.5)
Dividends from FHLB, FRB & bankers’ bank	175	181	(6)	(3.3)	350	322	28	8.7
Gain on sale of SBA loans	198	—	198	100.0	198	259	(61)	(23.6)
Gain (loss) on sale of premises and equipment, net	359	77	282	366.2	359	73	286	391.8
Gain (loss) on OREO, net	159	(1,007)	1,166	(115.8)	52	(1,101)	1,153	(104.7)
Gain (loss) on securities, net	(9)	—	(9)	(100.0)	10	—	10	100.0
FDIC indemnification accretion	449	1,463	(1,014)	(69.3)	1,119	3,300	(2,181)	(66.1)
Other income	773	644	129	20.0	1,790	1,528	262	17.1

Total non-interest income	$11,053	$9,127	$1,926	21.1%	$21,156	$19,167	$1,989	10.4%

Non-interest income increased $1.9 million, or 21.1%, to $11.1 million for the three-month period ended June 30, 2012 from $9.1 million for the same period in 2011. Non-interest income increased $2.0 million, or 10.4%, to $21.2 million for the six-month period ended June 30, 2012 from $19.2 million for the same period in 2011.

The primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, mortgage lending income, reduced OREO losses, gain on sales and other income offset by the expected reduction in income from FDIC indemnification accretion.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts and other service charges and fees are primarily from our acquisition of Vision Bank plus increased inter-change transaction activity.

•

The increase in mortgage lending income is primarily related to increased mortgage lending activities resulting from the historically low rate environment during 2012 plus additional volume from the acquisition of Vision.

•

The increase in other income is primarily from our acquisition of Vision plus new rental income. In the Florida Keys we were able to lease out part of our excess facilities capacity. This lease is expected to produce approximately $246,000 of rental income during 2012.

•	A $359,000 gain was realized on the sale of an adjacent property next to one of our existing branch locations during the second quarter of 2012.

Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset was recorded at fair value at the acquisition date. The difference between the fair value recorded at the acquisition date and the gross reimbursements expected to be received from the FDIC are accreted into income over the life of the indemnification asset using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Because of this time value of money type accretion, the accretion amounts are expected to be higher in initial periods and decline during future periods. In addition, we will see further reductions as pools evaluated by the Company are determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset. This reduction will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income going forward. During future periods, the amortization could offset the accretion in its entirety. For the third quarter of 2012, we are projecting FDIC indemnification accretion to decline to approximately $375,000 for the three months ended September 30, 2012.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, amortization of intangibles, amortization of mortgage servicing rights, electronic banking expense, FDIC and state assessment, mortgage servicing and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2012 and 2011, as well as changes for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011.

Table 6: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2012 Change		June 30,		2012 Change
	2012	2011	from 2011		2012	2011	from 2011
	(Dollars in thousands)
Salaries and employee benefits	$11,903	$10,680	$1,223	11.5%	$23,289	$21,758	$1,531	7.0%
Occupancy and equipment	3,552	3,648	(96)	(2.6)	6,983	7,361	(378)	(5.1)
Data processing expense	1,371	1,137	234	20.6	2,462	2,422	40	1.7
Other operating expenses:
Advertising	904	1,015	(111)	(10.9)	1,364	2,013	(649)	(32.2)
Merger and acquisition expenses	—	—	—	0.0	1,692	11	1,681	15,281.8
Amortization of intangibles	694	704	(10)	(1.4)	1,324	1,417	(93)	(6.6)
Electronic banking expense	728	697	31	4.4	1,521	1,356	165	12.2
Directors’ fees	193	179	14	7.8	405	364	41	11.3
Due from bank service charges	159	119	40	33.6	275	259	16	6.2
FDIC and state assessment	516	1,058	(542)	(51.2)	1,154	2,151	(997)	(46.4)
Insurance	424	408	16	3.9	825	779	46	5.9
Legal and accounting	287	462	(175)	(37.9)	609	909	(300)	(33.0)
Other professional fees	354	569	(215)	(37.8)	852	982	(130)	(13.2)
Operating supplies	291	322	(31)	(9.6)	555	611	(56)	(9.2)
Postage	240	242	(2)	(0.8)	461	487	(26)	(5.3)
Telephone	276	259	17	6.6	522	522	—	0.0
Other expense	2,532	2,357	175	7.4	4,517	4,315	202	4.7

Total non-interest expense	$24,424	$23,856	$568	2.4%	$48,810	$47,717	$1,093	2.3%

Non-interest expense increased $568,000, or 2.4%, to $24.4 million for the three-month period ended June 30, 2012, from $23.9 million for the same period in 2011. Non-interest expense increased $1.1 million, or 2.3%, to $48.8 million for the six-month period ended June 30, 2012, from $47.7 million for the same period in 2011. The primary factors that resulted in the some of the more significant changes include:

•	An increase in personnel costs and data processing primarily resulting from additional expense associated with the acquisition of Vision on February 16, 2012.

•	The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2012.

•

The decrease in FDIC and state assessment is primarily a result of our successful efforts to decrease net charge-offs during 2011 as compared to the prior year. The FDIC and state assessment is calculated in part based upon our level of net charge-offs during the prior year.

•	$1.7 million of merger expenses during the first quarter related to the acquisition of Vision.

Income Taxes

The provision for income taxes increased $1.5 million, or 20.8%, to $8.9 million for the three-month period ended June 30, 2012, from $7.4 million as of June 30, 2011. The provision for income taxes increased $2.6 million, or 18.0%, to $16.7 million for the six-month period ended June 30, 2012, from $14.1 million as of June 30, 2011. The effective income tax rate was 36.7% for the three-month period ended June 30, 2012, compared to 35.4% for the same period in 2011. The effective income tax rate was 35.8% for the six-month period ended June 30, 2012, compared to 35.0% for the same period in 2011. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2012 and December 31, 2011

Our total assets as of June 30, 2012 increased $452.3 million to $4.06 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of June 30, 2012 decreased $77.2 million, an annualized decline of 4.31%. Our loan portfolio not covered by loss share increased by $275.4 million to $2.04 billion as of June 30, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $64.9 million, an annualized reduction of 7.4%. Our loan portfolio covered by loss share decreased by $49.3 million, an annualized reduction of 20.6%, to $432.4 million as of June 30, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $21.4 million to $495.4 million as of June 30, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first six months of 2012 was 9.1%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $32.1 million of comprehensive income less the $5.6 million of dividends paid for 2012 and $6.1 million used to repurchase 238,234 shares of common stock.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.06 billion and $1.83 billion during the three-month periods ended June 30, 2012 and 2011, respectively. Our non-covered loan portfolio averaged $1.98 billion and $1.85 billion during the three-month periods ended June 30, 2012 and 2011, respectively. Non-covered loans were $2.04 billion as of June 30, 2012, compared to $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $64.9 million, an annualized reduction of 7.4%. The decline in the legacy loan portfolio from our historical expansion rates was not unexpected. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios as our customers have grown more cautious in this weaker economy.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, southwestern Florida, central Florida, the Florida Panhandle and south Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas.

As of June 30, 2012, we had $150.1 million of construction land development loans which were collateralized by land. This consisted of $91.7 million for raw land and $58.4 million for land with commercial and or residential lots.

Certain of our credit markets have experienced difficult conditions and volatility, particularly Florida. Excluding the acquisition of Vision, our legacy Florida market currently is approximately 14.4% of our loan portfolio not covered by loss share.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2012	December 31, 2011
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$856,334	$698,986
Construction/land development	269,371	361,846
Agricultural	28,570	28,535
Residential real estate loans:
Residential 1-4 family	481,018	349,543
Multifamily residential	106,206	56,909

Total real estate	1,741,499	1,495,819
Consumer	37,146	37,923
Commercial and industrial	197,278	176,276
Agricultural	31,741	21,784
Other	27,823	28,284

Loans receivable not covered by loss share	$2,035,487	$1,760,086

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

As of June 30, 2012, non-covered commercial real estate loans totaled $1.15 billion, or 56.7% of our non-covered loan portfolio, compared to $1.09 billion, or 61.9% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $159.6 million of non-covered commercial real estate loans acquired from Vision, non-covered commercial real estate loans decreased by approximately $94.6 million. This decrease is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans to permanent financing of residential real estate, normal loan pay downs and limited loan demand. Our Florida and Alabama non-covered commercial real estate loans are approximately 12.6% and 3.6% of our non-covered loan portfolio, respectively.

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

As of June 30, 2012, non-covered residential real estate loans totaled $587.2 million, or 28.8% of our non-covered loan portfolio, compared to $406.5 million, or 23.1% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $142.9 million of non-covered residential real estate loans acquired from Vision, non-covered residential real estate loans increased by approximately $37.9 million. This increase is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans offset by normal payoffs and pay downs combined with limited loan demand. Our Florida and Alabama non-covered residential real estate loans are approximately 8.4% and 3.0% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2012, our non-covered consumer loan portfolio totaled $37.1 million, or 1.8% of our total non-covered loan portfolio, compared to the $37.9 million, or 2.2% of our non-covered loan portfolio as of December 31, 2011. Excluding the approximately $3.4 million of non-covered consumer loans acquired from Vision, non-covered consumer loans decreased by approximately $4.2 million. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Our Florida and Alabama non-covered consumer loans are approximately 0.9% and 0.1% of our non-covered loan portfolio, respectively.

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

As of June 30, 2012, non-covered commercial and industrial loans outstanding totaled $197.3 million, or 9.7% of our non-covered loan portfolio, compared to $176.3 million, or 10.0% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $29.9 million of non-covered commercial and industrial loans acquired from Vision, non-covered commercial and industrial loans decreased by approximately $8.9 million. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Our Florida and Alabama non-covered commercial and industrial loans are approximately 0.9% and 1.0% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of June 30, 2012

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$856,334	$187,802	$1,044,136
Construction/land development	269,371	74,989	344,360
Agricultural	28,570	2,737	31,307
Residential real estate loans
Residential 1-4 family	481,018	136,498	617,516
Multifamily residential	106,206	10,216	116,422

Total real estate	1,741,499	412,242	2,153,741
Consumer	37,146	71	37,217
Commercial and industrial	197,278	19,541	216,819
Agricultural	31,741	—	31,741
Other	27,823	568	28,391

Total	$2,035,487	$432,422	$2,467,909

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of June 30, 2012 and December 31, 2011. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Non-accrual non-covered loans	$24,810	$26,496
Non-covered loans past due 90 days or more (principal or interest payments)	1,326	993

Total non-performing non-covered loans	26,136	27,489

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	14,481	16,660
Other non-performing non-covered assets	79	8

Total other non-performing non-covered assets	14,560	16,668

Total non-performing non-covered assets	$40,696	$44,157

Allowance for loan losses for non-covered loans to non-performing non-covered loans	190.72%	189.64%
Non-performing non-covered loans to total non-covered loans	1.28	1.56
Non-performing non-covered assets to total non-covered assets	1.19	1.53

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

Total non-performing non-covered loans were $26.1 million as of June 30, 2012, compared to $27.5 million as of December 31, 2011 for a decrease of $1.4 million. Of the $1.4 million decrease in non-performing loans, $274,000 is from an increase in non-performing loans in our Arkansas market, a $2.1 million from a decrease in non-performing loans in our Florida market and an increase of $498,000 in non-performing loans in Alabama from our Vision acquisition. Non-performing loans at June 30, 2012 are $8.1 million, $17.5 million and $498,000 in the Arkansas, Florida and Alabama markets, respectively.

Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to impact our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at June 30, 2012, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during the remainder of 2012 and or 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

In this current real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2012, we had $42.3 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $22.9 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings had been increasing through 2010 as the Bank continued to work with borrowers who were experiencing financial difficulties. This appears to be a strategy which has proven successful as the amount of troubled debt restructurings has declined by 7.6% from $53.3 million at December 31, 2011 to $49.2 million at June 30, 2012. 85.9% and 88.6% of all restructured loans were performing to the terms of the restructure as of June 30, 2012 and December 31, 2011, respectively.

Total foreclosed assets held for sale not covered by loss share were $14.5 million as of June 30, 2012, compared to $16.7 million as of December 31, 2011 for a decrease of $2.2 million. The foreclosed assets held for sale not covered by loss share are comprised of $2.2 million of assets located in Florida with the remaining $12.3 million of assets located in Arkansas.

During the first six months of 2012, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas was moved into foreclosed assets during the first quarter of 2011 with no additional charge-off required at the time of foreclosure. The carrying value was $3.7 million at June 30, 2012. The losses on this loan were addressed during the fourth quarter of 2010 and the Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

At June 30, 2012, total foreclosed assets held for sale were $49.5 million. Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2012 and December 31, 2011.

Table 10: Total Foreclosed Assets Held For Sale

	As of June 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,206	$11,202	$18,408	$8,159	$10,166	$18,325
Construction/land development	3,480	14,719	18,199	4,822	14,796	19,618
Agricultural	529	599	1,128	525	599	1,124
Residential real estate loans
Residential 1-4 family	3,266	8,488	11,754	3,154	9,617	12,771

Total foreclosed assets held for sale	$14,481	$35,008	$49,489	$16,660	$35,178	$51,838

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of June 30, 2012, average non-covered impaired loans were $134.8 million compared to $111.8 million as of December 31, 2011. The adoption of ASU No. 2011-02 during the third quarter of 2011 which required troubled debt restructurings to be classified as impaired loans was primarily the reason for the increase in average non-covered impaired loans. As of June 30, 2012, non-covered impaired loans were $129.7 million compared to $138.0 million as of December 31, 2011 for a decrease of $8.3 million. Fewer loans classified as TDRs as of June 30, 2012 when compared to December 31, 2011 accounted for $4.1 million of this decrease. As of June 30, 2012, our Florida and Alabama markets accounted for $55.5 and $1.6 million of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the FDIC-assisted acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All covered loans acquired in these transactions were deemed to be covered impaired loans. These loans were not classified as non-performing assets at June 30, 2012 and 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of June 30, 2012 and December 31, 2011:

Table 11: Total Non-Accrual Loans

	As of June 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,030	$—	$6,030	$7,055	$—	$7,055
Construction/land development	2,092	—	2,092	2,226	—	2,226
Agricultural	159	—	159	178	—	178
Residential real estate loans
Residential 1-4 family	12,624	—	12,624	12,867	—	12,867

Total real estate	20,905	—	20,905	22,326	—	22,326
Consumer	823	—	823	1,369	—	1,369
Commercial and industrial	1,879	—	1,879	1,598	—	1,598
Other	1,203	—	1,203	1,203	—	1,203

Total non-accrual loans	$24,810	$—	$24,810	$26,496	$—	$26,496

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $423,000 and $527,000 for the three-month periods ended June 30, 2012 and 2011, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $832,000 and $1.3 million for the six-month periods ended June 30, 2012 and 2011, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and six-month periods ended June 30, 2012 and 2011 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2012 and December 31, 2011:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of June 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$29,854	$29,854	$—	$34,765	$34,765
Construction/land development	770	23,989	24,759	—	42,808	42,808
Agricultural	—	455	455	—	328	328
Residential real estate loans
Residential 1-4 family	534	24,646	25,180	750	35,452	36,202
Multifamily residential	—	—	—	92	—	92

Total real estate	1,304	78,944	80,248	842	113,353	114,195
Consumer	22	—	22	132	265	397
Commercial and industrial	—	3,692	3,692	19	4,995	5,014
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$1,326	$82,636	$83,962	$993	$118,613	$119,606

The Company’s total past due and non-accrual covered loans to total covered loans was 19.1% and 24.6% as of June 30, 2012 and December 31, 2011, respectively.

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

Charge-offs and Recoveries. Total charge-offs remained the same at $1.6 million for the three months ended June 30, 2012, compared to $1.6 million for the same period in 2011. Total charge-offs decreased to $3.1 million for the six months ended June 30, 2012, compared to $3.2 million for the same period in 2011. Total recoveries decreased to $433,000 for the three months ended June 30, 2012, compared to $4.8 million for the same period in 2011. Total recoveries decreased to $787,000 for the six months ended June 30, 2012, compared to $5.4 million for the same period in 2011. For the three months ended June 30, 2012, the net charge-offs were $678,000 for Arkansas and $490,000 for Florida, respectively, equaling a net charge-off position of $1.2 million. For the six months ended June 30, 2012, the net charge-offs were $1.2 million for Arkansas and $1.1 million for Florida, respectively, equaling a net charge-off position of $2.3 million.

During the second quarter of 2012, there were $1.6 million in charge-offs and $433,000 in recoveries. During the first six months of 2012, there were $3.1 million in charge-offs and $787,000 in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal (for collateral dependent loans) for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month and six-month periods ended June 30, 2012 and 2011.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$51,014	$53,591	$52,129	$53,348
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	212	4	271	20
Construction/land development	267	228	313	231
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	480	455	1,100	484
Multifamily residential	—	300	95	300

Total real estate	959	987	1,779	1,035
Consumer	370	46	571	1,526
Commercial and industrial	3	58	209	152
Agricultural	—	—	—	—
Other	269	469	511	469

Total loans charged off	1,601	1,560	3,070	3,182

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	26	57	39	130
Construction/land development	3	4	7	6
Agricultural	222	16	233	33
Residential real estate loans:
Residential 1-4 family	65	18	105	248
Multifamily residential	3	—	3	—

Total real estate	319	95	387	417
Consumer	16	(93)	68	43
Commercial and industrial	7	4,459	87	4,616
Agricultural	—	—	—	—
Other	91	292	245	292

Total recoveries	433	4,753	787	5,368

Net loans charged off (recovered)	1,168	(3,193)	2,283	(2,186)
Provision for loan losses for non-covered loans	—	—	—	1,250

Balance, June 30	$49,846	$56,784	$49,846	$56,784

Discount on non-covered loans acquired	16,112	4,990	16,112	4,990
Net charge-offs (recoveries) to average non-covered loans	0.23%	(0.70)%	0.23%	(0.24)%
Allowance for loan losses for non-covered loans to period end non-covered loans	2.45	3.13	2.45	3.13
Allowance for loan losses for non-covered loans plus acquisition discount to period end total non-covered loans plus acquisition discount	3.21	3.40	3.21	3.40
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	1,061	(443)	1,086	(1,288)

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

The changes for the period ended June 30, 2012 and the year ended December 31, 2011 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of June 30, 2012 and December 31, 2011.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of June 30, 2012		As of December 31, 2011
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$20,967	42.1%	$20,160	39.7%
Construction/land development	5,296	13.2	7,945	20.6
Agricultural	191	1.4	208	1.6
Residential real estate loans:
Residential 1-4 family	8,961	23.6	9,586	19.9
Multifamily residential	3,381	5.2	2,610	3.2

Total real estate	38,796	85.5	40,509	85.0
Consumer	1,043	1.8	1,780	2.2
Commercial and industrial	7,938	9.7	6,308	10.0
Agricultural	1,537	1.6	1,478	1.2
Other	—	1.4	—	1.6
Unallocated	532	—	2,054	—

Total	$49,846	100.0%	$52,129	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $712.8 million as of June 30, 2012, compared to $671.2 million as of December 31, 2011. The estimated effective duration of our securities portfolio was 2.3 years as of June 30, 2012.

As of June 30, 2012, $248.1 million, or 34.8%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $142.3 million, or 21.2%, of our available-for-sale securities as of December 31, 2011. To reduce our income tax burden, $175.9 million, or 24.7%, of our available-for-sale securities portfolio as of June 30, 2012, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $167.1 million, or 24.9%, of our available-for-sale securities as of December 31, 2011. Also, we had approximately $272.6 million, or 38.2%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2012, compared to $348.0 million, or 51.8%, of our available-for-sale securities as of December 31, 2011.

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

Deposits

Our deposits averaged $3.31 billion and $3.19 billion for the three-month and six-month periods ended June 30, 2012, respectively. Total deposits increased $435.5 million, or an increase of 15.2%, to $3.29 billion as of June 30, 2012, from $2.86 billion as of December 31, 2011. Excluding the $524.4 million of deposits acquired from our 2012 acquisition of Vision, our deposits decreased by $88.9 million, an annualized reduction of 6.3%. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of June 30, 2012 and December 31, 2011, brokered deposits were $104.4 million and $103.4 million, respectively. Included in these brokered deposits are $64.0 million and $41.9 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2012 and December 31, 2011, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

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

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2012 and 2011.

Table 15: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$559,554	—%	$441,371	—%
Interest-bearing transaction accounts	1,353,916	0.28	997,509	0.50
Savings deposits	165,235	0.17	130,016	0.43
Time deposits:
$100,000 or more	682,545	1.03	556,798	1.85
Other time deposits	546,219	1.04	791,715	1.03

Total	$3,307,469	0.51%	$2,917,409	0.82%

	Six Months Ended June 30,
	2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$528,547	—%	$424,343	—%
Interest-bearing transaction accounts	1,265,679	0.30	990,007	0.52
Savings deposits	157,966	0.18	126,986	0.44
Time deposits:
$100,000 or more	695,402	1.10	562,948	1.79
Other time deposits	539,585	1.11	812,438	1.10

Total	$3,187,179	0.56%	$2,916,722	0.85%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $4.3 million, or 6.9%, from $62.3 million as of December 31, 2011 to $66.6 million as of June 30, 2012.

FHLB Borrowed Funds

Our FHLB borrowed funds were $140.5 million and $142.8 at June 30, 2012 and December 31, 2011, respectively. All of the outstanding balance for June 30, 2012 and December 31, 2011 were issued as long-term advances. Our remaining FHLB borrowing capacity was $375.0 million and $468.8 million as of June 30, 2012 and December 31, 2011, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $44.3 million as of June 30, 2012 and December 31, 2011.

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

Presently, the funds raised from the trust preferred offerings qualify as Tier 1 capital for regulatory purposes, subject to the applicable limit, with the balance qualifying as Tier 2 capital. The Board of Governors of the Federal Reserve System recently announced the planned implementation of Basel III capital rules. Under these rules trust preferred securities will be phased out as Tier 1 capital for future periods.

The Company holds $44.3 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. During the third quarter of 2012, we have been approved and are planning to pay off $15.5 million of subordinated debentures currently at a fixed rate of 6.81%. We are evaluating the remaining subordinated debentures and may pay off part or all of the remaining subordinated debentures during the fourth quarter of 2012 and/or the first quarter of 2013.

Stockholders’ Equity

Stockholders’ equity was $495.4 million at June 30, 2012 compared to $474.1 million at December 31, 2011, an increase of 4.5%. As of June 30, 2012 and December 31, 2011 our equity to asset ratio was 12.2% and 13.2%, respectively. Book value per share was $17.64 at June 30, 2012 compared to $16.77 at December 31, 2011.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.10 and 0.054 per share for the three-month periods ended June 30, 2012 and 2011 and $0.20 and 0.108 per share for the six-month periods ended June 30, 2012 and 2011, respectively. The common stock dividend payout ratio for the three months ended June 30, 2012 and 2011 was 18.14% and 11.4%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2012 and 2011 was 18.81% and 11.7%, respectively. For the third quarter of 2012, the Board of Directors declared a regular $0.12 per share quarterly cash dividend payable September 5, 2012, to shareholders of record August 15, 2012.

Stock Repurchase Program. During the first six months of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the first quarter of 2012, the Company repurchased a total of 205,600 shares with a weighted average stock price of $25.29. For the second quarter of 2012, the Company repurchased a total of 32,634 shares with a weighted average stock price of $27.72. The Company believes the stock repurchased at this price is an excellent investment. The first and second quarter earnings, respectively, were used to fund these repurchases. Combining all the shares repurchased to date under the program will bring the total to 538,234 shares. The remaining balance available for repurchase is 649,766 shares at June 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2012 and December 31, 2011, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of June 30, 2012 and December 31, 2011.

Table 16: Risk-Based Capital

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$495,435	$474,066
Qualifying trust preferred securities	43,000	43,000
Goodwill and core deposit intangibles, net	(86,522)	(67,131)
Unrealized (gain) loss on available-for-sale securities	(10,138)	(8,004)

Total Tier 1 capital	441,775	441,931

Tier 2 capital
Qualifying allowance for loan losses	35,252	32,670

Total Tier 2 capital	35,252	32,670

Total risk-based capital	$477,027	$474,601

Average total assets for leverage ratio	$4,072,261	$3,541,739

Risk weighted assets	$2,798,904	$2,594,155

Ratios at end of period
Leverage ratio	11.08%	12.48%
Tier 1 risk-based capital	15.78	17.04
Total risk-based capital	17.04	18.30
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $87.6 million, $68.3 million, and $69.7 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2012, December 31, 2011 and June 30, 2011, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively.

Table 17: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
GAAP net income available to common stockholders	$15,490	$12,876	$29,988	$24,922
Intangible amortization after-tax	422	428	805	861

Earnings available to common stockholders excluding intangible amortization	$15,912	$13,304	$30,793	$25,783

GAAP diluted earnings per common share	$0.55	$0.45	$1.06	$0.87
Intangible amortization after-tax	0.02	0.01	0.03	0.03

Diluted earnings per common share excluding intangible amortization	$0.57	$0.46	$1.09	$0.90

Table 18: Tangible Book Value Per Share

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$17.64	$16.77
Tangible book value per common share: (A-C-D)/B	14.53	14.35

(A) Total common equity	$495,435	$474,066
(B) Common shares outstanding	28,079	28,276
(C) Goodwill	$77,090	$59,663
(D) Core deposit and other intangibles	10,486	8,620

Table 19: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Return on average assets: A/C	1.53%	1.47%	1.53%	1.43%
Return on average assets excluding intangible amortization: B/(C-D)	1.61	1.54	1.60	1.51
(A) Net income available to all stockholders	$15,490	$13,546	$29,988	$26,262
Intangible amortization after-tax	422	428	805	861

(B) Earnings excluding intangible amortization	$15,912	$13,974	$30,793	$27,123

(C) Average assets	$4,072,261	$3,703,526	$3,949,393	$3,698,562
(D) Average goodwill, core deposits and other intangible assets	87,909	70,031	83,684	70,384

Table 20: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Return on average common equity: A/C	12.80%	11.64%	12.51%	11.50%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	16.05	14.28	15.54	14.18
(A) Net income available to common stockholders	$15,490	$12,876	$29,988	$24,922
(B) Earnings available to common stockholders excluding intangible amortization	15,912	13,304	30,793	25,783
(C) Average common equity	486,651	443,622	482,098	437,080
(D) Average goodwill, core deposits and other intangible assets	87,909	70,031	83,684	70,384

Table 21: Tangible Equity to Tangible Assets

	As of June 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Equity to assets: B/A	12.21%	13.02%
Tangible equity to tangible assets: (B-D-E)/(A-D-E)	10.28	11.36
(A) Total assets	$4,056,405	$3,640,117
(B) Total equity	495,435	474,066
(D) Goodwill	77,090	59,663
(E) Core deposit and other intangibles	10,486	8,620

Recently Issued Accounting Pronouncements

See Note 20 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2012, our cash and cash equivalents were $358.5 million, or 8.8% of total assets, compared to $184.3 million, or 5.1% of total assets, as of December 31, 2011. Our investment securities and federal funds sold were $713.4 million as of June 30, 2012 and $672.3 million as of December 31, 2011.

As of June 30, 2012 and December 31, 2011, $506.4 million and $403.2 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2012, our total deposits were $3.29 billion, or 81.2% of total assets, compared to $2.86 billion, or 79.3% of total assets, as of December 31, 2011. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of June 30, 2012 and December 31, 2011. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $140.5 million at June 30, 2012 and $142.8 million at December 31, 2011. All of the outstanding balances at June 30, 2012 and December 31, 2011 were issued as long-term advances. Our FHLB borrowing capacity was $375.0 million and $468.8 million as of June 30, 2012 and December 31, 2011.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of June 30, 2012 was asset sensitive with a one-year cumulative repricing gap of 10.0%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 22 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2012.

Table 22: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$287,452	$—	$—	$—	$—	$—	$—	$287,452
Federal funds sold	575	—	—	—	—	—	—	575
Investment securities	42,735	45,962	66,164	94,474	97,476	129,164	236,845	712,820
Loans receivable	556,031	241,766	302,946	533,519	394,027	353,812	29,297	2,411,398

Total earning assets	886,793	287,728	369,110	627,993	491,503	482,976	266,142	3,412,245

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	65,961	131,922	197,883	395,766	250,209	242,591	237,537	1,521,869
Time deposits	147,653	231,268	223,971	340,798	130,699	99,780	117	1,174,286
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	56,627	—	—	—	1,332	3,997	4,664	66,620
FHLB borrowed funds	10,108	17	26	149	30,309	10,573	89,341	140,523
Subordinated debentures	28,866	—	—	—	—	15,465	—	44,331

Total interest- bearing liabilities	309,215	363,207	421,880	736,713	412,549	372,406	331,659	2,947,629

Interest rate sensitivity gap	$577,578	$(75,479)	$(52,770)	$(108,720)	$78,954	$110,570	$(65,517)	$464,616

Cumulative interest rate sensitivity gap	$577,578	$502,099	$449,329	$340,609	$419,563	$530,133	$464,616
Cumulative rate sensitive assets to rate sensitive liabilities	286.8%	174.7%	141.1%	118.6%	118.7%	120.3%	115.8%
Cumulative gap as a % of total earning assets	16.9%	14.7%	13.2%	10.0%	12.3%	15.5%	13.6%

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

Article II. Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.

(Registrant)

Date: August 7, 2012	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 7, 2012	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer