Form 10-Q
period 2012-09-30
HOME BANCSHARES INC
filed 2012-11-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

Common Stock Issued and Outstanding: 27,993,142 shares as of October 31, 2012.

HOME BANCSHARES, INC.

FORM 10-Q

September 30, 2012

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and due from banks	$86,381	$57,337
Interest-bearing deposits with other banks	69,248	126,967

Cash and cash equivalents	155,629	184,304
Federal funds sold	1,775	1,100
Investment securities – available for sale	755,197	671,221
Loans receivable not covered by loss share	2,076,248	1,760,086
Loans receivable covered by FDIC loss share	407,416	481,739
Allowance for loan losses	(54,440)	(52,129)

Loans receivable, net	2,429,224	2,189,696
Bank premises and equipment, net	105,131	88,465
Foreclosed assets held for sale not covered by loss share	14,942	16,660
Foreclosed assets held for sale covered by FDIC loss share	31,799	35,178
FDIC indemnification asset	153,758	193,856
Cash value of life insurance	53,366	52,700
Accrued interest receivable	14,872	15,551
Deferred tax asset, net	33,680	22,850
Goodwill	77,090	59,663
Core deposit and other intangibles	9,792	8,620
Other assets	51,654	64,253

Total assets	$3,887,909	$3,604,117

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$596,746	$464,581
Savings and interest-bearing transaction accounts	1,527,829	1,189,098
Time deposits	1,007,894	1,204,352

Total deposits	3,132,469	2,858,031
Securities sold under agreements to repurchase	61,499	62,319
FHLB borrowed funds	130,506	142,777
Accrued interest payable and other liabilities	24,590	22,593
Subordinated debentures	28,867	44,331

Total liabilities	3,377,931	3,130,051

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,181,477 in 2012 and 28,275,507 in 2011	282	283
Capital surplus	420,595	425,649
Retained earnings	77,190	40,130
Accumulated other comprehensive income	11,911	8,004

Total stockholders’ equity	509,978	474,066

Total liabilities and stockholders’ equity	$3,887,909	$3,604,117

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(Unaudited)
Interest income:
Loans	$39,285	$39,199	$118,156	$117,844
Investment securities
Taxable	2,598	2,429	8,518	6,793
Tax-exempt	1,541	1,546	4,610	4,617
Deposits – other banks	115	84	327	331
Federal funds sold	3	1	8	9

Total interest income	43,542	43,259	131,619	129,594

Interest expense:
Interest on deposits	3,288	5,638	12,112	17,884
FHLB borrowed funds	1,040	1,250	3,334	3,768
Securities sold under agreements to repurchase	107	120	328	384
Subordinated debentures	482	539	1,527	1,620

Total interest expense	4,917	7,547	17,301	23,656

Net interest income	38,625	35,712	114,318	105,938
Provision for loan losses	167	—	1,500	1,250

Net interest income after provision for loan losses	38,458	35,712	112,818	104,688

Non-interest income:
Service charges on deposit accounts	3,834	3,638	11,007	10,428
Other service charges and fees	3,119	2,489	9,366	7,375
Mortgage lending income	1,550	783	3,731	2,089
Insurance commissions	512	428	1,501	1,505
Income from title services	112	126	329	327
Increase in cash value of life insurance	200	323	671	849
Dividends from FHLB, FRB & bankers’ bank	182	184	532	506
Gain on sale of SBA loans	206	—	404	259
Gain (loss) on sale of premises and equipment, net	(5)	6	354	79
Gain (loss) on OREO, net	(222)	69	(170)	(1,032)
Gain (loss) on securities, net	—	5	10	5
FDIC indemnification accretion	373	1,314	1,492	4,614
Other income	765	595	2,555	2,123

Total non-interest income	10,626	9,960	31,782	29,127

Non-interest expense:
Salaries and employee benefits	11,652	10,691	34,941	32,449
Occupancy and equipment	3,805	3,562	10,788	10,923
Data processing expense	1,137	1,185	3,599	3,607
Other operating expenses	7,387	8,298	23,463	24,474

Total non-interest expense	23,981	23,736	72,791	71,453

Income before income taxes	25,103	21,936	71,809	62,362
Income tax expense	9,008	7,624	25,726	21,788

Net income available to all stockholders	16,095	14,312	46,083	40,574
Preferred stock dividends and accretion of discount on preferred stock	—	488	—	1,828

Net income available to common stockholders	$16,095	$13,824	$46,083	$38,746

Basic earnings per common share	$0.58	$0.48	$1.64	$1.36

Diluted earnings per common share	$0.57	$0.48	$1.63	$1.35

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2012	2011	2012	2011
	(unaudited)
Net income available to all stockholders	$16,095	$14,312	$46,083	$40,574
Net unrealized gain (loss) on available-for-sale securities	2,919	5,338	6,440	13,968
Less: reclassification adjustment for realized (gains) losses included in income	—	(5)	(10)	(5)

Other comprehensive income (loss), before tax effect	2,919	5,333	6,430	13,963
Tax effect	(1,146)	(2,092)	(2,523)	(5,478)

Other comprehensive income (loss)	1,773	3,241	3,907	8,485

Comprehensive income	$17,868	$17,553	$49,990	$49,059

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2012 and 2011

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2011	$49,456	$285	$432,962	$(6,079)	$301	$476,925
Comprehensive income:
Net income	—	—	—	40,574	—	40,574
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $5,478	—	—	—	—	8,485	8,485

Comprehensive income						49,059
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	544	—	—	(544)	—	—
Net issuance of 24,477 shares of common stock from exercise of stock options	—	—	227	—	—	227
Repurchase of 250,000 shares of common stock	—	(2)	(5,542)	—	—	(5,544)
Tax benefit from stock options exercised	—	—	126	—	—	126
Share-based compensation	—	—	285	—	—	285
Cash dividends – Preferred stock - 5%	—	—	—	(1,286)	—	(1,286)
Cash dividends – Common Stock, $0.188 per share	—	—	—	(5,353)	—	(5,353)

Balances at September 30, 2011 (unaudited)	—	283	425,852	28,218	8,786	463,139
Comprehensive income:
Net income	—	—	—	14,167	—	14,167
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of tax effect of $(505)	—	—	—	—	(782)	(782)

Comprehensive income						13,385
Net issuance of 66,463 shares of common stock from exercise of stock options	—	1	487	—	—	488
Repurchase of 50,000 shares of common stock	—	(1)	(1,223)	—	—	(1,224)
Tax benefit from stock options exercised	—	—	436	—	—	436
Share-based compensation	—	—	97	—	—	97
Cash dividends – Common Stock, $0.08 per share	—	—	—	(2,255)	—	(2,255)

Balances at December 31, 2011	—	283	425,649	40,130	8,004	474,066

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity – Continued

Nine Months Ended September 30, 2012 and 2011

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total
Comprehensive income:
Net income	—	—	—	46,083	—	46,083
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of tax effect of $2,523	—	—	—	—	3,907	3,907

Comprehensive income						49,990
Net issuance of 49,253 shares of common stock from exercise of stock options plus issuance of 4,761 bonus shares of unrestricted common stock	—	1	697	—	—	698
Issuance of 104,000 shares of restricted common stock	—	1	434	—	—	435
Repurchase of 252,044 shares of common stock	—	(3)	(6,557)	—	—	(6,560)
Tax benefit from stock options exercised	—	—	309	—	—	309
Share-based compensation	—	—	63	—	—	63
Cash dividends – Common Stock, $0.20 per share	—	—	—	(9,023)	—	(9,023)

Balances at September 30, 2012 (unaudited)	$—	$282	$420,595	$77,190	$11,911	$509,978

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2012	2011
	(Unaudited)
Operating Activities
Net income	$46,083	$40,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,460	4,943
Amortization/(accretion)	4,371	489
Share-based compensation	497	285
Tax benefits from stock options exercised	(309)	(126)
(Gain) loss on assets	(194)	645
Provision for loan losses	1,500	1,250
Deferred income tax effect	(2,106)	(8,890)
Increase in cash value of life insurance	(671)	(849)
Originations of mortgage loans held for sale	(133,247)	(82,239)
Proceeds from sales of mortgage loans held for sale	124,760	85,562
Changes in assets and liabilities:
Accrued interest receivable	679	1,138
Indemnification and other assets	58,806	19,326
Accrued interest payable and other liabilities	(2,496)	(3,398)

Net cash provided by (used in) operating activities	102,133	58,710

Investing Activities
Net (increase) decrease in federal funds sold	(675)	24,178
Net (increase) decrease in loans net, excluding loans acquired	81,089	79,214
Purchases of investment securities – available for sale	(369,943)	(262,286)
Proceeds from maturities of investment securities – available for sale	287,319	132,044
Proceeds from sale of investment securities – available for sale	1,243	566
Proceeds from foreclosed assets held for sale	25,344	26,738
Proceeds from sale of SBA loans	6,250	4,524
Purchases of premises and equipment, net	(8,276)	(12,819)
Death benefits received	—	700
Net cash proceeds received in Vision acquisition	140,234	—

Net cash provided by (used in) investing activities	162,585	(7,141)

Financing Activities
Net increase (decrease) in deposits net, excluding deposits acquired	(249,994)	(76,749)
Net increase (decrease) in securities sold under agreements to repurchase	(820)	(12,052)
Net increase (decrease) in FHLB and other borrowed funds	(12,271)	(34,369)
Retirement of subordinated debentures	(15,733)	—
Proceeds from exercise of stock options plus issuance of bonus shares of unrestricted common stock	698	227
Proceeds from issuance of common stock	1	—
Repurchase of common stock	(6,560)	(5,544)
Repurchase of preferred stock and common stock warrant	—	(51,300)
Tax benefits from stock options exercised	309	126
Dividends paid on preferred stock	—	(1,286)
Dividends paid on common stock	(9,023)	(5,353)

Net cash provided by (used in) financing activities	(293,393)	(186,300)

Net change in cash and cash equivalents	(28,675)	(134,731)
Cash and cash equivalents – beginning of year	184,304	287,532

Cash and cash equivalents – end of period	$155,629	$152,801

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the Company or HBI) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary – Centennial Bank (the Bank or Centennial). The Bank has locations in central Arkansas, north central Arkansas, southern Arkansas, the Florida Keys, central Florida, southwestern Florida, the Florida Panhandle and South Alabama. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2012 and 2011 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income available to common stockholders	$16,095	$13,824	$46,083	$38,746

Average shares outstanding	28,150	28,434	28,158	28,464
Effect of common stock options	191	199	186	201

Diluted shares outstanding	28,341	28,633	28,344	28,665

Basic earnings per common share	$0.58	$0.48	$1.64	$1.36
Diluted earnings per common share	$0.57	$0.48	$1.63	$1.35

2. Business Combinations

Acquisition Premier Bank

On August 14, 2012, Home BancShares, Inc. entered into an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”). Pursuant to the terms of and subject to the conditions set forth in the Premier Agreement, HBI has agreed to purchase all of the issued and outstanding shares of common stock (the “Premier Acquired Assets”) of PBHC’s wholly-owned subsidiary, Premier Bank, a Florida state-chartered bank that operates in the Tallahassee, Florida area (“Premier”) for a cash purchase price of $1,415,000 (the “Premier Acquisition”). Immediately following the Premier Acquisition, HBI intends to merge Premier with and into HBI’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank.

As of September 30, 2012, Premier had $272.1 million in total assets, $172.1 million in loans and $245.3 million in customer deposits. They are conducting banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one).

HBI will purchase the Premier Acquired Assets free and clear of all liens, claims and encumbrances and will assume no liabilities of PBHC. The Premier Agreement anticipates PBHC has filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Florida (the “Bankruptcy Court”). This transaction is pursuant to the terms of and subject to the conditions set forth in the Premier Agreement and dependent on regulatory and legal process. The Company’s purchase of the Acquired Assets will be conducted under the provisions of Section 363 of the Bankruptcy Code and will be subject to the bidding procedures, which have been approved by the Bankruptcy Court, and Premier not receiving a more favorable bid at auction. Under the Agreement, HBI will be entitled to a “stalking-horse” bidder fee in certain circumstances, including the consummation of an acquisition of the Acquired Assets by another bidder.

The closing of the acquisition is expected to occur in fourth quarter of 2012 and is subject to a court approved final sale order relating to the acquired assets; in addition to approval of appropriate regulatory authorities.

Acquisition Vision Bank

On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Vision Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also reduced costs through economies of scale.

Pursuant to the Vision Agreement, Centennial assumed approximately $522.8 million in customer deposits and acquired approximately $355.8 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain Vision performing loans nor any of its non-performing loans or other real estate owned. As part of the acquisition, Centennial acquired the real estate and other assets related to Vision’s 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. On July 12, 2012, the Company closed two of these branches located in Port St. Joe, Florida. These branch closures were completed to eliminate repetitive branches and maximize profitability. Included in the acquisition were the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. Centennial also assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. In addition, pursuant to the Vision Agreement, Park granted Centennial a put option to sell an aggregate of $7.5 million of the purchased loans back to Park at cost for a period of up to six months after the closing date. As of September 30, 2012, the Company has exercised its option to sell back 45 loans totaling approximately $7.5 million. On the closing date, Park made a cash payment to Centennial of approximately $119.5 million.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	September 30, 2012
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$230,582	$3,467	$(70)	$233,979
Mortgage-backed securities	311,834	8,082	(168)	319,748
State and political subdivisions	176,708	8,391	(41)	185,058
Other securities	16,472	27	(87)	16,412

Total	$735,596	$19,967	$(366)	$755,197

	December 31, 2011
	Available for Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

Assets, principally investment securities, having a carrying value of approximately $520.3 million and $403.2 million at September 30, 2012 and December 31, 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $61.5 million and $62.3 million at September 30, 2012 and December 31, 2011, respectively.

During the three month period ended September 30, 2012, no available for sale securities were sold. During the nine month period ended September 30, 2012 approximately $1.2 million in available for sale securities were sold. The gross realized gains and losses on the sales for the nine month period ended September 30, 2012 totaled approximately $21,000 and $11,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month and nine-month periods ended September 30, 2011 $561,000 of available for sale securities were sold. The gross realized gains on these sales totaled approximately $5,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

The amortized cost and estimated fair value of securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$229,718	$232,108
Due after one year through five years	245,332	251,611
Due after five years through ten years	236,752	246,288
Due after ten years	23,794	25,190

Total	$735,596	$755,197

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of FASB ASC 320, Investments - Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost bases, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the nine month period ended September 30, 2012, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of September 30, 2012, the Company had $105,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 64.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$21,327	$(55)	$2,985	$(15)	$24,312	$(70)
Mortgage-backed securities	30,287	(167)	1,777	(1)	32,064	(168)
State and political subdivisions	9,209	(39)	882	(2)	10,091	(41)
Other securities	—	—	6,008	(87)	6,008	(87)

Total	$60,823	$(261)	$11,652	$(105)	$72,475	$(366)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$89,714	$(363)	$2,569	$(17)	$92,283	$(380)
Mortgage-backed securities	22,626	(173)	—	—	22,626	(173)
State and political subdivisions	1,478	(4)	1,999	(25)	3,477	(29)
Other securities	13,392	(418)	—	—	13,392	(418)

Total	$127,210	$(958)	$4,568	$(42)	$131,778	$(1,000)

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$887,895	$698,986
Construction/land development	282,269	361,846
Agricultural	28,403	28,535
Residential real estate loans
Residential 1-4 family	473,412	349,543
Multifamily residential	105,369	56,909

Total real estate	1,777,348	1,495,819
Consumer	35,433	37,923
Commercial and industrial	200,160	176,276
Agricultural	36,239	21,784
Other	27,068	28,284

Loans receivable not covered by loss share	$2,076,248	$1,760,086

During the three and nine-month periods ended September 30, 2012, the Company sold $3.0 million and $5.8 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $206,000 and $404,000, respectively. The Company did not sell any of the guaranteed portions of SBA loans during the three-month month period ended September 30, 2011. During the nine-month period ended September 30, 2011, the Company sold $4.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $259,000.

Mortgage loans held for sale of approximately $18.8 million and $10.3 million at September 30, 2012 and December 31, 2011, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2012 and December 31, 2011 were not material.

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the 2010 acquisitions under purchase and assumption agreements with the Federal Deposit Insurance Corporation (FDIC) for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased covered impaired loans as of September 30, 2012 and December 31, 2011 for the Company’s FDIC-assisted transactions:

	September 30,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$175,195	$189,380
Construction/land development	71,958	103,535
Agricultural	2,289	3,155
Residential real estate loans
Residential 1-4 family	130,425	148,692
Multifamily residential	10,062	8,933

Total real estate	389,929	453,695
Consumer	70	334
Commercial and industrial	16,878	26,884
Other	539	826

Loans receivable covered by FDIC loss share (1)	$407,416	$481,739

(1)	These loans were not classified as nonperforming assets at September 30, 2012 and December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of September 30, 2012 and December 31, 2011, $72.8 million and $118.6 million, respectively, were accruing past due loans 90 days or more.

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended September 30, 2012 for the Company’s FDIC-assisted acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$113,553	$481,739
Accretion	(26,133)	26,133
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(15,874)
Payments received, net	—	(84,582)

Balance at end of period	$87,420	$407,416

6. Allowance for Loan Losses and Credit Quality

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the nine months ended September 30, 2012:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:

Beginning balance	$52,129	$—	$52,129
Loans charged off	(7,054)	(354)	(7,408)
Recoveries of loans previously charged off	2,217	—	2,217

Net loans recovered (charged off)	(4,837)	(354)	(5,191)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	7,502	7,502
Benefit attributable to FDIC loss share agreements	—	(6,002)	(6,002)

Net provision for loan losses	—	1,500	1,500
Increase in FDIC indemnification asset	—	6,002	6,002

Balance, September 30	$47,292	$7,148	$54,440

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month and nine-month periods ended September 30, 2012 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of September 30, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount which is accreted into income over the weighted-average life of the loans on non-covered loans acquired was $14.7 million and $2.5 million at September 30, 2012 and December 31, 2011, respectively.

	Three Months Ended September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,296	$21,158	$12,342	$7,938	$2,580	$532	$49,846
Loans charged off	(525)	(1,041)	(1,475)	(549)	(394)	—	(3,984)
Recoveries of loans previously charged off	—	856	430	20	124	—	1,430

Net loans recovered (charged off)	(525)	(185)	(1,045)	(529)	(270)	—	(2,554)
Provision for loan losses	2,012	(1,087)	1,687	(2,518)	198	(292)	—

Balance, September 30	$6,783	$19,886	$12,984	$4,891	$2,508	$240	$47,292

	Nine Months Ended September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(838)	(1,312)	(2,670)	(758)	(1,476)	—	(7,054)
Recoveries of loans previously charged off	7	1,128	538	107	437	—	2,217

Net loans recovered (charged off)	(831)	(184)	(2,132)	(651)	(1,039)	—	(4,837)
Provision for loan losses	(331)	(298)	2,920	(766)	289	(1,814)	—

Balance, September 30	$6,783	$19,886	$12,984	$4,891	$2,508	$240	$47,292

	As of September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,704	$14,286	$8,799	$2,601	$1,488	$—	$31,878
Loans collectively evaluated for impairment	2,079	5,600	4,185	2,290	1,020	240	15,414

Balance, September 30	$6,783	$19,886	$12,984	$4,891	$2,508	$240	$47,292

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$34,991	$106,019	$31,905	$12,982	$2,219	$—	$188,116
Loans collectively evaluated for impairment	247,278	810,279	546,876	187,178	96,521	—	1,888,132

Balance, September 30	$282,269	$916,298	$578,781	$200,160	$98,740	$—	$2,076,248

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

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3,397)	(665)	(2,562)	(292)	(2,636)	—	(9,552)
Recoveries of loans previously charged off	747	204	2,278	5,777	456	—	9,462

Net loans recovered (charged off)	(2,650)	(461)	(284)	5,485	(2,180)	—	(90)
Provision for loan losses	(1,309)	6,009	(1,185)	(5,406)	3,150	(9)	1,250

Balance, September 30	8,043	22,795	12,828	6,436	1,992	2,414	54,508
Loans charged off	(193)	(3,411)	(737)	(279)	(523)	—	(5,143)
Recoveries of loans previously charged off	80	74	199	40	121	—	514

Net loans recovered (charged off)	(113)	(3,337)	(538)	(239)	(402)	—	(4,629)
Provision for loan losses	15	910	(94)	111	1,668	(360)	2,250

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,516	$29,818	$9,535	$2,798	$—	$173,201
Loans collectively evaluated for impairment	336,312	622,005	376,634	166,741	85,193	—	1,586,885

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

The following is an aging analysis for the non-covered loan portfolio as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$5,654	$—	$3,291	$8,945	$878,950	$887,895	$45
Construction/land development	5,052	1,117	1,763	7,932	274,337	282,269	1
Agricultural	—	59	149	208	28,195	28,403	—
Residential real estate loans
Residential 1-4 family	4,487	1,313	12,674	18,474	454,938	473,412	2,337
Multifamily residential	—	—	1,619	1,619	103,750	105,369	—

Total real estate	15,193	2,489	19,496	37,178	1,740,170	1,777,348	2,383
Consumer	436	142	439	1,017	34,416	35,433	29
Commercial and industrial	163	186	1,276	1,625	198,535	200,160	12
Agricultural and other	287	78	1,396	1,761	61,546	63,307	—

Total	$16,079	$2,895	$22,607	$41,581	$2,034,667	$2,076,248	$2,424

	December 31, 2011
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$764	$1,758	$7,055	$9,577	$689,409	$698,986	$—
Construction/land development	848	650	2,226	3,724	358,122	361,846	—
Agricultural	—	—	178	178	28,357	28,535	—
Residential real estate loans
Residential 1-4 family	2,064	251	13,617	15,932	333,611	349,543	750
Multifamily residential	—	—	92	92	56,817	56,909	92

Total real estate	3,676	2,659	23,168	29,503	1,466,316	1,495,819	842
Consumer	656	268	1,501	2,425	35,498	37,923	132
Commercial and industrial	234	211	1,617	2,062	174,214	176,276	19
Agricultural and other	176	17	1,203	1,396	48,672	50,068	—

Total	$4,742	$3,155	$27,489	$35,386	$1,724,700	$1,760,086	$993

Non-accruing loans not covered by loss share at September 30, 2012 and December 31, 2011 were $20.2 million and $26.5 million, respectively.

The following is a summary of the non-covered impaired loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$76,376	$73,590	$14,286	$72,835	$928	$74,543	$2,888
Construction/land development	26,126	25,890	4,704	21,055	264	20,912	766
Agricultural	—	—	—	17	—	8	1
Residential real estate loans
Residential 1-4 family	24,750	22,633	5,910	21,602	207	21,665	608
Multifamily residential	8,256	8,256	2,889	7,457	75	7,016	241

Total real estate	135,508	130,369	27,789	122,966	1,474	124,144	4,504
Consumer	753	738	345	725	12	1,161	38
Commercial and industrial	3,819	3,743	2,601	7,998	59	8,598	383
Agricultural and other	1,203	1,203	1,143	1,203	—	1,203	21

Total	$141,283	$136,053	$31,878	$132,892	$1,545	$135,106	$4,946

	December 31, 2011
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$80,316	$80,179	$15,050	$52,757	$2,913
Construction/land development	21,600	19,606	4,428	19,077	963
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,419	20,243	6,272	19,914	858
Multifamily residential	6,577	6,576	2,213	7,039	350

Total real estate	133,912	126,604	27,963	99,266	5,094
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,619	3,503	10,984	730
Agricultural and other	1,203	1,203	1,203	241	—

Total	$147,263	$138,022	$33,671	$111,839	$5,870

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain troubled debt restructurings (“TDR”) where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the three months ended September 30, 2012 and 2011 was approximately $1.5 million. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2012 and 2011 was approximately $4.9 million and $4.1 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$59,494	$869	$—	$60,363
Construction/land development	6,817	77	—	6,894
Agricultural	149	—	—	149
Residential real estate loans
Residential 1-4 family	22,240	65	—	22,305
Multifamily residential	3,676	—	—	3,676

Total real estate	92,376	1,011	—	93,387
Consumer	1,323	—	—	1,323
Commercial and industrial	4,558	16	—	4,574
Agricultural and other	1,251	—	—	1,251

Total	$99,508	$1,027	$—	$100,535

	December 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,813	$—	$—	$44,813
Construction/land development	6,718	—	—	6,718
Agricultural	178	—	—	178
Residential real estate loans
Residential 1-4 family	22,376	382	—	22,758
Multifamily residential	4,884	—	—	4,884

Total real estate	78,969	382	—	79,351
Consumer	2,224	—	—	2,224
Commercial and industrial	8,947	55	—	9,002
Agricultural and other	1,253	—	—	1,253

Total	$91,393	$437	$—	$91,830

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

The following is a presentation of non-covered loans by class and risk rating as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8	$55	$440,387	$352,193	$34,889	$60,363	$887,895
Construction/land development	16	118	95,080	156,140	24,021	6,894	282,269
Agricultural	—	—	10,471	17,783	—	149	28,403
Residential real estate loans
Residential 1-4 family	499	156	312,526	126,269	11,657	22,305	473,412
Multifamily residential	—	—	34,297	64,143	3,253	3,676	105,369

Total real estate	523	329	892,761	716,528	73,820	93,387	1,777,348
Consumer	9,494	132	15,670	7,837	977	1,323	35,433
Commercial and industrial	12,401	1,191	92,347	87,065	2,582	4,574	200,160
Agricultural and other	26	2,279	24,338	35,411	2	1,251	63,307

Total	$22,444	$3,931	$1,025,116	$846,841	$77,381	$100,535	$2,076,248

	December 31, 2011
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48	$14	$341,027	$258,252	$54,832	$44,813	$698,986
Construction/land development	8	405	93,913	246,520	14,282	6,718	361,846
Agricultural	—	—	10,495	17,862	—	178	28,535
Residential real estate loans
Residential 1-4 family	277	157	210,846	106,707	8,798	22,758	349,543
Multifamily residential	—	—	36,300	14,032	1,693	4,884	56,909

Total real estate	333	576	692,581	643,373	79,605	79,351	1,495,819
Consumer	7,817	939	17,458	8,163	1,322	2,224	37,923
Commercial and industrial	7,737	1,080	84,923	71,139	2,395	9,002	176,276
Agricultural and other	51	1,583	29,991	17,186	4	1,253	50,068

Total	$15,938	$4,178	$824,953	$739,861	$83,326	$91,830	$1,760,086

The following is a presentation of non-covered TDR’s by class:

	September 30, 2012
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	33	$52,242	$21,635	$13,101	$10,165	$44,901
Construction/land development	4	8,059	7,489	—	299	7,789
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	15	8,972	4,488	352	614	5,453
Multifamily residential	3	5,912	5,391	—	—	5,391

Total real estate	55	75,185	39,003	13,453	11,078	63,534
Commercial and industrial	4	1,422	399	—	395	794

Total	59	$76,607	$39,402	$13,453	$11,473	$64,328

	December 31, 2011
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$39,420	$22,739	$5,319	$4,326	$32,384
Construction/land development	6	11,114	7,642	34	3,259	10,935
Residential real estate loans
Residential 1-4 family	16	9,572	5,055	124	771	5,950
Multifamily residential	2	4,586	3,692	—	—	3,692

Total real estate	51	64,692	39,128	5,477	8,356	52,961
Commercial and industrial	5	534	115	—	195	310

Total	56	$65,226	$39,243	$5,477	$8,551	$53,271

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	September 30, 2012		December 31, 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	3	$3,237	3	$4,147
Construction/land development	—	—	1	112
Residential real estate loans
Residential 1-4 family	4	2,060	3	1,805

Total real estate	7	5,297	7	6,064
Commercial and industrial	—	—	1	10

Total	7	$5,297	8	$6,074

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

During the third quarter of 2012, impairment testing on the estimated cash flows of the covered loans established that two pools evaluated had experienced projected credit deterioration. As a result, the Company recorded an $837,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three month period ended September 30, 2012. Since these loans are covered by loss share with the FDIC, the Company was able to increase its indemnification asset by $670,000 resulting in a net provision for loan losses of $167,000.

There were no allowances for loan losses related to the purchased impaired loans at December 31, 2011.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month and nine-month periods ended September 30, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of September 30, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,527	$4,391	$533	$59	$155	$—	$6,665
Loans charged off	—	—	(76)	—	(278)	—	(354)
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	(76)	—	(278)	—	(354)
Provision for loan losses before benefit attributable to FDIC loss share agreements	4	854	(163)	19	123	—	837
Benefit attributable to FDIC loss share agreements	(3)	(684)	130	(15)	(98)	—	(670)

Net provision for loan losses	1	170	(33)	4	25	—	167
Increase in FDIC indemnification asset	3	684	(130)	15	98	—	670

Balance, September 30	$1,531	$5,245	$294	$78	$—	$—	$7,148

	Nine Months Ended September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	—	—	(76)	—	(278)	—	(354)
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	(76)	—	(278)	—	(354)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,531	5,245	370	78	278	—	7,502
Benefit attributable to FDIC loss share agreements	(1,225)	(4,197)	(296)	(63)	(222)	—	(6,002)

Net provision for loan losses	306	1,049	74	15	56	—	1,500
Increase in FDIC indemnification asset	1,225	4,196	296	63	222	—	6,002

Balance, September 30	$1,531	$5,245	$294	$78	$—	$—	$7,148

	As of September 30, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,531	5,245	294	78	—	—	7,148

Balance, September 30	$1,531	$5,245	$294	$78	$—	$—	$7,148

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	71,958	177,484	140,487	16,878	609	—	407,416

Balance, September 30	$71,958	$177,484	$140,487	$16,878	$609	$—	$407,416

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Goodwill
Balance, beginning of period	$59,663	$59,663
Vision Bank acquisition	17,427	—

Balance, end of period	$77,090	$59,663

	2012	2011
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$8,620	$11,447
Vision Bank acquisition	3,190	—
Amortization expense	(2,018)	(2,122)

Balance, September 30	$9,792	9,325

Amortization expense		(705)

Balance, end of year		$8,620

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2012 and December 31, 2011 were:

	September 30, 2012	December 31, 2011
	(In thousands)
Gross carrying basis	$26,651	$23,461
Accumulated amortization	16,859	14,841

Net carrying amount	$9,792	$8,620

Core deposit and other intangible amortization was approximately $694,000 and $705,000 for each of the three-months ended September 30, 2012 and 2011, respectively. Core deposit and other intangible amortization was approximately $2.0 million and $2.1 million for each of the nine-months ended September 30, 2012 and 2011, respectively. Including the Vision acquisition completed as of February 16, 2012, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2012 through 2016 is approximately: 2012 - $2.7 million; 2013 - $2.8 million; 2014 - $2.6 million; 2015 - $1.8 million; 2016 - $543,000.

The carrying amount of the Company’s goodwill was $77.1 million at September 30, 2012 and $59.7 million at December 31, 2011. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2012 and December 31, 2011 other assets were $51.7 million and $64.3 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable were $24.6 million and $30.2 million at September 30, 2012 and December 31, 2011, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $20.2 million and $22.4 million at September 30, 2012 and December 31, 2011, respectively.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $573.7 million and $703.2 million at September 30, 2012 and December 31, 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.7 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $6.3 million and $9.3 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, brokered deposits were $74.9 million and $103.4 million, respectively.

Deposits totaling approximately $447.2 million and $279.8 million at September 30, 2012 and December 31, 2011, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At September 30, 2012 and December 31, 2011, securities sold under agreements to repurchase totaled $61.5 million and $62.3 million, respectively. For the three month periods ended September 30, 2012 and 2011, securities sold under agreements to repurchase daily weighted average totaled $64.8 million and $66.6 million, respectively. For the nine month periods ended September 30, 2012 and 2011, securities sold under agreements to repurchase daily weighted average totaled $68.4 million and $68.6 million, respectively.

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $130.5 million and $142.8 million at September 30, 2012 and December 31, 2011. All of the outstanding balance at September 30, 2012 and December 31, 2011 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $90.5 million and $135.0 million at September 30, 2012 and December 31, 2011, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2012 and December 31, 2011, respectively.

12. Subordinated Debentures

Subordinated debentures at September 30, 2012 and December 31, 2011 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30, 2012	December 31, 2011
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,618
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter. Retired during the third quarter of 2012.	—	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$28,867	$44,331

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

The Company currently holds $28.9 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements.

During July 2012, the Company requested and was subsequently granted approval from the Federal Reserve Bank of St. Louis to retire one trust preferred security. Upon approval, the Company made the election to pay off this $15.5 million trust preferred security during September 2012. The Company has been approved and is evaluating whether to pay off $20.6 million of subordinated debentures currently at a floating rate of 3.15% during the first part of 2013. The Company is also evaluating the remaining subordinated debentures and may pay off part or all of the remaining subordinated debentures during of 2013.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Current:
Federal	$10,619	$5,171	$23,331	$25,900
State	2,100	1,331	4,501	4,778

Total current	12,719	6,502	27,832	30,678

Deferred:
Federal	(3,096)	1,310	(1,757)	(7,531)
State	(615)	(188)	(349)	(1,359)

Total deferred	(3,711)	1,122	(2,106)	(8,890)

Provision for income taxes	$9,008	$7,624	$25,726	$21,788

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.40)	(2.75)	(2.53)	(2.90)
Cash value of life insurance	(0.28)	(0.52)	(0.33)	(0.48)
State income taxes, net of federal benefit	3.84	3.39	3.76	3.56
Other	(0.28)	(0.36)	(0.07)	(0.24)

Effective income tax rate	35.88%	34.76%	35.83%	34.94%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$21,380	$20,474
Deferred compensation	1,622	1,839
Stock options	318	317
Real estate owned	8,068	9,189
Loan discounts	44,977	57,095
Tax basis premium/discount on acquisitions	24,163	14,306
Deposits	556	357
Other	4,599	5,236

Gross deferred tax assets	105,683	108,813

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,918	2,299
Unrealized gain on securities	7,690	5,167
Core deposit intangibles	539	1,159
Indemnification asset	59,735	75,254
FHLB dividends	887	879
Other	1,234	1,205

Gross deferred tax liabilities	72,003	85,963

Net deferred tax assets	$33,680	$22,850

14. Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. On April 19, 2012, our shareholders approved the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). As a result of the required shareholder approval at the Annual Shareholder Meeting held on April 19, 2012, the Plan has become effective as of February 27, 2012 and increased the number of shares reserved for issuance under the Plan by 540,000 shares. As of April 19, 2012, this plan provided for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 2,322,000 of common stock in the Company. As of April 19, 2012, the Company has approximately 896,000 shares of common stock remaining available for grants or issuance under the plan and approximately 1,461,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2012 was $12.1 million and $11.7 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended September 30, 2012 was approximately $246,000. The intrinsic value of the stock options exercised during the nine-month period ended September 30, 2012 was approximately $874,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $270,000 as of September 30, 2012. For the first nine months of 2012, the Company has expensed $63,000 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans at September 30, 2012 and December 31, 2011 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2012		For the Year Ended December 31, 2011
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	569	$11.36	660	$10.88
Granted	45	26.25	—	—
Forfeited	(1)	9.29	—	—
Exercised	(49)	11.01	(91)	7.87
Expired	—	—	—	—

Outstanding, end of period	564	12.58	569	11.36

Exercisable, end of period	511	$11.27	550	$11.13

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine-months ended September 30, 2012, was $7.18. There were no options granted during 2011. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. During first nine months of 2012, none of the stock options granted were to executive officers of the Company.

	For the Nine Months Ended	For the Year Ended
	September 30, 2012	December 31, 2011
Expected dividend yield	1.52%	Not applicable
Expected stock price volatility	30.56%	Not applicable
Risk-free interest rate	1.47%	Not applicable
Expected life of options	6.5 years	Not applicable

The following is a summary of currently outstanding and exercisable options at September 30, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$6.17 to $7.01	52	1.46	$6.28	52	$6.28
$7.85 to $8.68	54	1.92	8.52	54	8.52
$9.55 to $9.83	49	2.73	9.62	49	9.62
$10.66 to $10.66	102	3.15	10.66	102	10.66
$11.09 to $11.09	172	3.45	11.09	172	11.09
$16.65 to $17.82	53	5.04	17.25	47	17.26
$18.50 to $18.62	9	4.77	18.59	9	18.59
$20.33 to $22.74	28	4.58	20.72	26	20.55
$26.25 to $26.25	45	9.31	26.25	—	—

	564			511

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2012 and December 31, 2011 and changes during the period and year then ended:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Beginning of year	49	22
Issued	104	32
Vested	(16)	(5)

End of period	137	49

Amount of expense for nine months and twelve months ended, respectively	$435	$351

The restricted stock issued through 2011 will vest equally each year over three years beginning on the first anniversary of the issuance. The only exception to this vesting is for 4,999 shares of restricted common stock issued during 2009. These restricted shares will vest equally each year over three years beginning on the third anniversary of the issuance.

On August 2, 2012, 104,000 shares of restricted common stock were issued to our named executive officers and certain other employees of the Company. These shares include 43,000 shares subject to time vesting (“Restricted Shares”) and 61,000 shares subject to performance based vesting (“Performance Shares”).

The Restricted Shares will “cliff” vest on the third annual anniversary of the grant date. The Performance Shares will “cliff” vest on the third annual anniversary of the date that the performance goal is met. The performance goal will be met as of the end of the calendar quarter when the Company has averaged $0.625 diluted earnings per share for four consecutive quarters or $2.50 total diluted earnings per share over a period of four consecutive quarters. The Committee will have final approval to determine whether the diluted earnings per share performance goal has been met and will exclude one-time and non-reoccurring gains in calculating the applicable diluted earnings per share.

During the first nine months of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the third quarter of 2012, the Company repurchased a total of 13,810 shares with a weighted average stock price of $32.46. For the nine-month period ended September 30, 2012, the Company repurchased a total of 252,044 shares with a weighted average stock price of $26.00. The 2012 earnings were used to fund these repurchases. Combining all the shares repurchased to date under the program will bring the total to 552,044 shares. The remaining balance available for repurchase is 635,956 shares at September 30, 2012.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Salaries and employee benefits	$11,652	$10,691	$34,941	$32,449
Occupancy and equipment	3,805	3,562	10,788	10,923
Data processing expense	1,137	1,185	3,599	3,607
Other operating expenses:
Advertising	534	1,033	1,898	3,046
Merger and acquisition expenses	296	—	1,988	11
Amortization of intangibles	694	705	2,018	2,122
Electronic banking expense	809	682	2,330	2,038
Directors’ fees	206	230	611	594
Due from bank service charges	137	119	412	378
FDIC and state assessment	588	1,062	1,742	3,213
Insurance	448	447	1,273	1,226
Legal and accounting	231	367	840	1,276
Other professional fees	411	522	1,263	1,504
Operating supplies	280	260	835	871
Postage	219	243	680	730
Telephone	270	234	792	756
Other expense	2,264	2,394	6,781	6,709

Total other operating expenses	7,387	8,298	23,463	24,474

Total non-interest expense	$23,981	$23,736	$72,791	$71,453

16. Concentration of Credit Risks

The Company’s primary market areas are in central Arkansas, north central Arkansas, southern Arkansas, central Florida, southwest Florida, the Florida Panhandle, the Florida Keys (Monroe County) and south Alabama. The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.

The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.

17. Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 6, while deposit concentrations are reflected in Note 9.

Although the Company has a diversified loan portfolio, at September 30, 2012 and December 31, 2011, non-covered commercial real estate loans represented 57.7% and 61.9% of non-covered loans and 235.0% and 229.8% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 27.9% and 23.1% of non-covered loans and 113.5% and 85.7% of total stockholders’ equity at September 30, 2012 and December 31, 2011, respectively.

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

18. Commitments and Contingencies

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

At September 30, 2012 and December 31, 2011, commitments to extend credit of $349.3 million and $292.4 million, respectively, were outstanding. A percentage of these balances is participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2012 and December 31, 2011, is $20.8 million and $22.8 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2012, the Company requested approximately $35.6 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current month earnings December 2011 through August 2012 from its banking subsidiary.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2012, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.3%, 15.6%, and 16.9%, respectively, as of September 30, 2012.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the nine-month periods ended:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Interest paid	$18,371	$24,396
Income taxes paid	23,070	21,095
Assets acquired by foreclosure	20,082	41,206

21. Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2012, Level 3 securities were immaterial.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $104.2 million and $104.4 million as of September 30, 2012 and December 31, 2011, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $101,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2012. The Company reversed approximately $222,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2012.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2012 and December 31, 2011, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $14.9 million and $16.7 million, respectively.

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

	September 30, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$155,629	$155,629	1
Federal funds sold	1,775	1,775	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,924,781	1,902,070	3
Loans receivable covered by FDIC loss share, net of allowance	400,268	400,268	3
FDIC indemnification asset	153,758	153,758	3
Accrued interest receivable	14,872	14,872	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$596,746	$596,746	1
Savings and interest-bearing transaction accounts	1,527,829	1,527,829	1
Time deposits	1,007,894	1,009,020	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	61,499	61,499	1
FHLB and other borrowed funds	130,506	140,010	2
Accrued interest payable	1,403	1,403	1
Subordinated debentures	28,867	28,910	3

	December 31, 2011
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,304	$184,304	1
Federal funds sold	1,100	1,100	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,603,606	1,587,453	3
Loans receivable covered by FDIC loss share	481,739	481,739	3
FDIC indemnification asset	193,856	193,856	3
Accrued interest receivable	15,551	15,551	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$464,581	$464,581	1
Savings and interest-bearing transaction accounts	1,189,098	1,189,098	1
Time deposits	1,204,352	1,209,689	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	62,319	62,319	1
FHLB and other borrowed funds	142,777	150,789	2
Accrued interest payable	2,125	2,125	1
Subordinated debentures	44,331	47,109	3

22. Recent Accounting Pronouncements

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

23. Subsequent Events

On November 2, 2012, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Heritage Bank of Florida (Heritage). This transaction does not include any non-performing loans or other real estate owned of Heritage.

Prior to the acquisition, Heritage operated 3 branch offices located in Tampa, Lutz and Wesley Chapel, Florida. Excluding the effects of purchase accounting adjustments, Centennial Bank acquired approximately $190.2 million in assets plus a cash settlement to balance the transaction and assumed approximately $219.6 million of the deposits of Heritage. Additionally, excluding the effects of purchase accounting adjustments Centennial Bank purchased performing loans of approximately $158.8 million. The third-party valuations on the acquired assets and assumed liabilities associated with the Heritage acquisition are not currently available to the Company; therefore no fair value adjustments have been applied.

The deposits were acquired at no premium and assets were acquired at a discount to Heritage’s historic book value as of November 2, 2012 of approximately $52.9 million, subject to customary adjustments. In connection with the Acquisition, the FDIC has made a payment to Centennial Bank in the amount of approximately $82.4 million in settlement for the net equity received, assets discount bid and other customary closing adjustments.

This transaction is expected to be immediately accretive to net income by approximately $2.5 million, excluding any one time bargain purchase gain. Also, it is projected to be immediately accretive to book value per share and tangible book value per share as a result of an anticipated one time bargain purchase gain.

In connection with the Heritage acquisition, Centennial Bank has opted to not enter into loss sharing agreements with the FDIC.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2012, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2012

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of September 30, 2012, we had, on a consolidated basis, total assets of $3.89 billion, loans receivable of $2.43 billion, total deposits of $3.13 billion, and stockholders’ equity of $510.0 million.

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

Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Total assets	$3,887,909	$3,622,166	$3,887,909	$3,622,166
Loans receivable not covered by loss share	2,076,248	1,826,373	2,076,248	1,826,373
Loans receivable covered by FDIC loss share	407,416	511,326	407,416	511,326
FDIC claims receivable	24,580	33,844	24,580	33,844
Total deposits	3,132,469	2,885,049	3,132,469	2,885,049
Total stockholders’ equity	509,978	463,139	509,978	463,139
Net income	16,095	14,312	46,083	40,574
Net income available to common stockholders	16,095	13,824	46,083	38,746
Basic earnings per common share	0.58	0.48	1.64	1.36
Diluted earnings per common share	0.57	0.48	1.63	1.35
Diluted earnings per common share excluding intangible amortization (1)	0.58	0.50	1.67	1.40
Annualized net interest margin – FTE	4.65%	4.75%	4.65%	4.68%
Efficiency ratio	46.24	49.23	47.35	50.09
Annualized return on average assets	1.61	1.56	1.56	1.48
Annualized return on average common equity	12.78	12.00	12.60	11.67

(1)	See Table 17 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.

Overview

Results of Operations for Three Months Ended September 30, 2012 and 2011

Our net income increased 12.5% to $16.1 million for the three-month period ended September 30, 2012, from $14.3 million for the same period in 2011. On a diluted earnings per common share basis, our earnings were $0.57 and $0.48 for the three-month periods ended September 30, 2012 and 2011, respectively. The $1.8 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 Vision acquisition offset by the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $167,000 and zero for the three-month periods ended September 2012 and 2011, respectively. Merger and acquisition expenses were $296,000 compared to zero for the three-month periods ended September 2012 and 2011, respectively.

Our annualized return on average assets was 1.61% for the three months ended September 30, 2012, compared to 1.56% for the same period in 2011. Our annualized return on average common equity was 12.78% for the three months ended September 30, 2012, compared to 12.00% for the same period in 2011, respectively. The improvements in our ratios from 2011 to 2012 are consistent with the previously discussed changes in earnings for the three months ended September 30, 2012, compared to the same period in 2011.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the three months ended September 30, 2012, compared to 4.75% for the same period in 2011. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the three months ended September 30, 2012 the effective yield on non-covered loans and covered loans was 6.05% and 7.84%, respectively.

Our efficiency ratio was 46.24% for the three months ended September 30, 2012, compared to 49.23% for the same period in 2011. The improvement in the efficiency ratio is primarily associated with increased net interest income and non-interest income resulting from our 2012 Vision acquisition offset by the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense.

Results of Operations for Nine Months Ended September 30, 2012 and 2011

Our net income increased 13.6% to $46.1 million for the nine-month period ended September 30, 2012, from $40.6 million for the same period in 2011. On a diluted earnings per common share basis, our earnings were $1.63 and $1.35 for the nine-month periods ended September 30, 2012 and 2011, respectively. The $5.5 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by $2.0 million of merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $1.5 million and $1.3 million for the nine-month periods ended September 2012 and 2011, respectively.

Our annualized return on average assets was 1.56% for the nine months ended September 30, 2012, compared to 1.48% for the same period in 2011. Our annualized return on average common equity was 12.60% for the nine months ended September 30, 2012, compared to 11.67% for the same period in 2011, respectively. The improvements in our ratios from 2011 to 2012 are consistent with the previously discussed changes in earnings for the nine months ended September 30, 2012, compared to the same period in 2011.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.65% for the nine months ended September 30, 2012, equal to the 4.68% for the same period in 2011. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our FDIC-assisted acquisitions have helped improve the yield on the loan portfolio. For the nine months ended September 30, 2012 the effective yield on non-covered loans and covered loans was 6.16% and 7.84%, respectively.

Our efficiency ratio was 47.35% for the nine months ended September 30, 2012, compared to 50.09% for the same period in 2011. The improvement in the efficiency ratio is primarily associated with increased net interest income and non-interest income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by merger expenses, the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense.

Financial Condition as of and for the Period Ended September 30, 2012 and December 31, 2011

Our total assets as of September 30, 2012 increased $283.8 million to $3.89 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of September 30, 2012 decreased $245.7 million, an annualized decline of 9.1%. Our loan portfolio not covered by loss share increased by $316.2 million to $2.08 billion as of September 30, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $24.1 million, an annualized reduction of 1.8%. Our loan portfolio covered by loss share decreased by $74.3 million, an annualized reduction of 20.6%, to $407.4 million as of September 30, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $35.9 million to $510.0 million as of September 30, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first nine months of 2012 was 10.1%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $50.0 million of comprehensive income less the $9.0 million of dividends paid for 2012 and $6.6 million used to repurchase 252,044 shares of common stock.

As of September 30, 2012, our non-performing non-covered loans decreased to $22.6 million, or 1.09%, of total non-covered loans from $27.5 million, or 1.56%, of total non-covered loans as of December 31, 2011. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 209.2% as of September 30, 2012, compared to 189.6% as of December 31, 2011. Non-performing non-covered loans in Arkansas were $8.6 million at September 30, 2012 compared to $7.8 million as of December 31, 2011. Non-performing non-covered loans in Florida were $14.0 million at September 30, 2012 compared to $19.7 million as of December 31, 2011. As of September 30, 2012, no loans in Alabama were non-performing.

As of September 30, 2012, our non-performing non-covered assets improved to $37.6 million, or 1.14%, of total non-covered assets from $44.2 million, or 1.53%, of total non-covered assets as of December 31, 2011. Non-performing non-covered assets in Arkansas were $20.6 million at September 30, 2012 compared to $20.0 million as of December 31, 2011. Non-performing non-covered assets in Florida were $17.0 million at September 30, 2012 compared to $24.2 million as of December 31, 2011. As of September 30, 2012, no assets in Alabama were non-performing.

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

Stock Options. In accordance with FASB ASC 718, Compensation - Stock Compensation and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.

Acquisitions

Acquisition Premier Bank

On August 14, 2012, Home BancShares, Inc. entered into an Asset Purchase Agreement with Premier Bank Holding Company, a Florida corporation and bank holding company. Pursuant to the terms of and subject to the conditions set forth in the Premier Agreement, HBI has agreed to purchase all of the issued and outstanding shares of common stock of PBHC’s wholly-owned subsidiary, Premier Bank, a Florida state-chartered bank that operates in the Tallahassee, Florida area for a cash purchase price of $1,415,000. Immediately following the Premier Acquisition, HBI intends to merge Premier with and into HBI’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank.

See Note 2 “Business Combinations” to the Condensed Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Premier Bank.

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

Results of Operations

For Three Months Ended September 30, 2012 and 2011

Our net income increased 12.5% to $16.1 million for the three-month period ended September 30, 2012, from $14.3 million for the same period in 2011. On a diluted earnings per common share basis, our earnings were $0.57 and $0.48 for the three-month periods ended September 30, 2012 and 2011, respectively. The $1.8 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 Vision acquisition offset by the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $167,000 and zero for the three-month periods ended September 2012 and 2011, respectively. Merger and acquisition expenses were $296,000 compared to zero for the three-month periods ended September 2012 and 2011, respectively.

For Nine Months Ended September 30, 2012 and 2011

Our net income increased 13.6% to $46.1 million for the nine-month period ended September 30, 2012, from $40.6 million for the same period in 2011. On a diluted earnings per common share basis, our earnings were $1.63 and $1.35 for the nine-month periods ended September 30, 2012 and 2011, respectively. The $5.5 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 Vision acquisition combined with non-recurring gains during 2012 versus losses during 2011 offset by $2.0 million of merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the Vision acquisition were offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $1.5 million and $1.3 million for the nine-month periods ended September 2012 and 2011, respectively.

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

Net interest income on a fully taxable equivalent basis increased $2.9 million, or 7.9%, to $39.7 million for the three-month period ended September 30, 2012, from $36.8 million for the same period in 2011. This increase in net interest income was the result of a $283,000 increase in interest income combined with a $2.6 million decrease in interest expense. The $283,000 increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $2.9 million, while the repricing of our earning assets resulted in a $2.6 million decrease in interest income for the three-month period ended September 30, 2012. The $2.6 million decrease in interest expense for the three-month period ended September 30, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.2 million decrease in interest expense. The change in the level of our interest bearing liabilities resulted in a reduction in interest expense of $427,000.

Net interest income on a fully taxable equivalent basis increased $8.4 million, or 7.7%, to $117.7 million for the nine-month period ended September 30, 2012, from $109.3 million for the same period in 2011. This increase in net interest income was the result of a $2.0 million increase in interest income combined with a $6.4 million decrease in interest expense. The $2.0 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an increase in interest income of $6.2 million, while the repricing of our earning assets resulted in a $4.2 million decrease in interest income for the nine-month period ended September 30, 2012. The $6.4 million decrease in interest expense for the nine-month period ended September 30, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in our interest bearing liabilities. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $5.5 million decrease in interest expense. The change in the level of our interest bearing liabilities resulted in a reduction in interest expense of $882,000.

Net interest margin, on a fully taxable equivalent basis, was 4.65% for the three and nine months ended September 30, 2012 compared to 4.75% and 4.68% for the same periods in 2011, respectively. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain net interest margin at a level consistent with most recent quarterly performance. The effective yield on non-covered loans for the three months ended September 30, 2012 and 2011 was 6.05% and 6.49%, respectively. The effective yield on covered loans for the three months ended September 30, 2012 and 2011 was 7.84% and 7.20%, respectively. The effective yield on non-covered loans for the nine months ended September 30, 2012 and 2011 was 6.16% and 6.49%, respectively. The effective yield on covered loans for the nine months ended September 30, 2012 and 2011 was 7.84% and 7.02%, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month and nine-month periods ended September 30, 2012 and 2011, as well as changes in fully taxable equivalent net interest margin for the three-month and nine-month periods ended September 30, 2012, compared to the same periods in 2011.

Table 1: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Interest income	$43,542	$43,259	$131,619	$129,594
Fully taxable equivalent adjustment	1,112	1,112	3,353	3,337

Interest income – fully taxable equivalent	44,654	44,371	134,972	132,931
Interest expense	4,917	7,547	17,301	23,656

Net interest income – fully taxable equivalent	$39,737	$36,824	$117,671	$109,275

Yield on earning assets – fully taxable equivalent	5.23%	5.72%	5.33%	5.70%
Cost of interest-bearing liabilities	0.68	1.12	0.80	1.16
Net interest spread – fully taxable equivalent	4.55	4.60	4.53	4.54
Net interest margin – fully taxable equivalent	4.65	4.75	4.65	4.68

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012 vs. 2011	2012 vs. 2011
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$2,894	$6,218
Increase (decrease) in interest income due to change in earning asset yields	(2,611)	(4,177)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	427	882
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	2,203	5,473

Increase (decrease) in net interest income	$2,913	$8,396

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month and nine-month periods ended September 30, 2012 and 2011. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$192,192	$115	0.24%	$147,296	$84	0.23%
Federal funds sold	3,749	3	0.32	1,895	1	0.21
Investment securities – taxable	573,083	2,598	1.80	431,913	2,429	2.23
Investment securities – non-taxable	160,252	2,512	6.24	148,995	2,506	6.67
Loans receivable	2,468,151	39,426	6.35	2,346,663	39,351	6.65

Total interest-earning assets	3,397,427	44,654	5.23	3,076,762	44,371	5.72

Non-earning assets	578,519			551,584

Total assets	$3,975,946			$3,628,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,523,346	$774	0.20%	$1,126,746	$1,214	0.43%
Time deposits	1,095,268	2,514	0.91	1,288,919	4,424	1.36

Total interest-bearing deposits	2,618,614	3,288	0.50	2,415,665	5,638	0.93
Federal funds purchased	15	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	64,779	107	0.66	66,562	120	0.72
FHLB borrowed funds	131,599	1,040	3.14	148,641	1,250	3.34
Subordinated debentures	41,978	482	4.57	44,331	539	4.82

Total interest-bearing liabilities	2,856,985	4,917	0.68	2,675,199	7,547	1.12

Non-interest bearing liabilities
Non-interest bearing deposits	597,287			464,760
Other liabilities	20,695			28,823

Total liabilities	3,474,967			3,168,782
Stockholders’ equity	500,979			459,564

Total liabilities and stockholders’ equity	$3,975,946			$3,628,346

Net interest spread			4.55%			4.60%
Net interest income and margin		$39,737	4.65%		$36,824	4.75%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$188,874	$327	0.23%	$188,456	$331	0.23%
Federal funds sold	4,527	8	0.24	6,735	9	0.18
Investment securities – taxable	580,492	8,518	1.96	382,011	6,793	2.38
Investment securities – non-taxable	155,636	7,505	6.44	150,587	7,480	6.64
Loans receivable	2,451,553	118,614	6.46	2,392,102	118,318	6.61

Total interest-earning assets	3,381,082	134,972	5.33	3,119,891	132,931	5.70

Non-earning assets	577,227			555,009

Total assets	$3,958,309			$3,674,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,457,121	$2,788	0.26%	$1,120,279	$4,045	0.48%
Time deposits	1,188,074	9,324	1.05	1,346,247	13,839	1.37

Total interest-bearing deposits	2,645,195	12,112	0.61	2,466,526	17,884	0.97
Federal funds purchased	232	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	68,425	328	0.64	68,601	384	0.75
FHLB borrowed funds	138,288	3,334	3.22	152,619	3,768	3.30
Subordinated debentures	43,541	1,527	4.68	44,331	1,620	4.89

Total interest-bearing liabilities	2,895,681	17,301	0.80	2,732,077	23,656	1.16

Non-interest bearing liabilities
Non-interest bearing deposits	551,628			437,964
Other liabilities	22,563			27,385

Total liabilities	3,469,872			3,197,426
Stockholders’ equity	488,437			477,474

Total liabilities and stockholders’ equity	$3,958,309			$3,674,900

Net interest spread			4.53%			4.54%
Net interest income and margin		$117,671	4.65%		$109,275	4.68%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 over 2011			2012 over 2011
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$27	$4	$31	$1	$(5)	$(4)
Federal funds sold	1	1	2	(3)	2	(1)
Investment securities – taxable	697	(528)	169	3,067	(1,342)	1,725
Investment securities – non-taxable	182	(176)	6	247	(222)	25
Loans receivable	1,987	(1,912)	75	2,906	(2,610)	296

Total interest income	2,894	(2,611)	283	6,218	(4,177)	2,041

Interest expense:
Interest-bearing transaction and savings deposits	338	(778)	(440)	994	(2,251)	(1,257)
Time deposits	(596)	(1,314)	(1,910)	(1,498)	(3,017)	(4,515)
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	(3)	(10)	(13)	(1)	(55)	(56)
FHLB borrowed funds	(138)	(72)	(210)	(348)	(86)	(434)
Subordinated debentures	(28)	(29)	(57)	(29)	(64)	(93)

Total interest expense	(427)	(2,203)	(2,630)	(882)	(5,473)	(6,355)

Increase (decrease) in net interest income	$3,321	$(408)	$2,913	$7,100	$1,296	$8,396

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

During the first quarter of 2008, we began to experience a decline in our asset quality, particularly in the Florida market. In 2008, non-performing non-covered loans started the year at $3.3 million but ended the year at $29.9 million. As of December 31, 2009 and 2010, non-performing non-covered loans were $39.9 million and $49.5 million, respectively. During 2011, we decreased the balance in non-performing non-covered loans $22.0 million to $27.5 million at December 31, 2011. Non-performing non-covered loans at September 30, 2012 were $22.6 million.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The total provision was $167,000 for the three months ended September 30, 2012 and zero for the same period in 2011 for an increase of $167,000. The total provision for loan losses was approximately $1.5 million and $1.3 million for the nine month periods ended September 30, 2012 and 2011, respectively.

Impairment testing on the estimated cash flows of the covered loans during the third quarter of 2012 established that two pools evaluated had experienced projected credit deterioration. As a result of this projection, we recorded an $837,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three-month period ended September 30, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase its indemnification asset by $670,000 resulting in a net provision for loan losses of $167,000.

Impairment testing on the estimated cash flows of the covered loans during the second quarter of 2012 established that two pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $6.6 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three-month period ended June 30, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase its indemnification asset by $5.3 million resulting in a net provision for loan losses of $1.3 million.

Impairment testing on the estimated cash flows of the covered loans during the first quarter of 2012 did not reveal any pools with projected credit deterioration.

The combined effect of these quarterly analysis results in the provision for loan losses being $1.5 million for the nine months ended September 30, 2012.

The net loans charged off for non-covered loans for the three and nine-month periods ended September 30, 2012 were $2.6 million and $4.8 million compared to $2.3 million and $90,000 for the same periods in 2011, respectively. The allowance for loan losses to total non-covered loans was 2.28% and 2.96% at September 30, 2012 and December 31, 2011, respectively. Excluding the acquisition of solely performing loans from Vision during the first quarter, our allowance for loan losses to total non-covered loans would have been 2.71% at September 30, 2012. The allowance for loan losses for non-covered loans was deemed adequate for the third quarter of 2012 without a provision for loan loss.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $10.6 million and $31.8 million for the three-month and nine-month periods ended September 30, 2012 compared to $10.0 million and $29.1 million for the same periods in 2011, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2012 and 2011, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011.

Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2012 Change		September 30,		2012 Change
	2012	2011	from 2011		2012	2011	from 2011
	(Dollars in thousands)
Service charges on deposit accounts	$3,834	$3,638	$196	5.4%	$11,007	$10,428	$579	5.6%
Other service charges and fees	3,119	2,489	630	25.3	9,366	7,375	1,991	27.0
Mortgage lending income	1,550	783	767	98.0	3,731	2,089	1,642	78.6
Insurance commissions	512	428	84	19.6	1,501	1,505	(4)	(0.3)
Income from title services	112	126	(14)	(11.1)	329	327	2	0.6
Increase in cash value of life insurance	200	323	(123)	(38.1)	671	849	(178)	(21.0)
Dividends from FHLB, FRB & bankers’ bank	182	184	(2)	(1.1)	532	506	26	5.1
Gain on sale of SBA loans	206	—	206	100.0	404	259	145	56.0
Gain (loss) on sale of premises and equipment, net	(5)	6	(11)	(183.3)	354	79	275	348.1
Gain (loss) on OREO, net	(222)	69	(291)	(421.7)	(170)	(1,032)	862	(83.5)
Gain (loss) on securities, net	—	5	(5)	(100.0)	10	5	5	100.0
FDIC indemnification accretion	373	1,314	(941)	(71.6)	1,492	4,614	(3,122)	(67.7)
Other income	765	595	170	28.6	2,555	2,123	432	20.3

Total non-interest income	$10,626	$9,960	$666	6.7%	$31,782	$29,127	$2,655	9.1%

Non-interest income increased $666,000, or 6.7%, to $10.6 million for the three-month period ended September 30, 2012 from $10.0 million for the same period in 2011. Non-interest income increased $2.7 million, or 9.1%, to $31.8 million for the nine-month period ended September 30, 2012 from $29.1 million for the same period in 2011.

The primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, mortgage lending income, changes in OREO gains and losses, gain on sales and other income offset by the expected reduction in income from FDIC indemnification accretion.

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

Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2012 and 2011, as well as changes for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011.

Table 6: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2012 Change		September 30,		2012 Change
	2012	2011	from 2011		2012	2011	from 2011
	(Dollars in thousands)
Salaries and employee benefits	$11,652	$10,691	$961	9.0%	$34,941	$32,449	$2,492	7.7%
Occupancy and equipment	3,805	3,562	243	6.8	10,788	10,923	(135)	(1.2)
Data processing expense	1,137	1,185	(48)	(4.1)	3,599	3,607	(8)	(0.2)
Other operating expenses:
Advertising	534	1,033	(499)	(48.3)	1,898	3,046	(1,148)	(37.7)
Merger and acquisition expenses	296	—	296	100.0	1,988	11	1,977	17,972.7
Amortization of intangibles	694	705	(11)	(1.6)	2,018	2,122	(104)	(4.9)
Electronic banking expense	809	682	127	18.6	2,330	2,038	292	14.3
Directors’ fees	206	230	(24)	(10.4)	611	594	17	2.9
Due from bank service charges	137	119	18	15.1	412	378	34	9.0
FDIC and state assessment	588	1,062	(474)	(44.6)	1,742	3,213	(1,471)	(45.8)
Insurance	448	447	1	0.2	1,273	1,226	47	3.8
Legal and accounting	231	367	(136)	(37.1)	840	1,276	(436)	(34.2)
Other professional fees	411	522	(111)	(21.3)	1,263	1,504	(241)	(16.0)
Operating supplies	280	260	20	7.7	835	871	(36)	(4.1)
Postage	219	243	(24)	(9.9)	680	730	(50)	(6.8)
Telephone	270	234	36	15.4	792	756	36	4.8
Other expense	2,264	2,394	(130)	(5.4)	6,781	6,709	72	1.1

Total non-interest expense	$23,981	$23,736	$245	1.0%	$72,791	$71,453	$1,338	1.9%

Non-interest expense increased $245,000, or 1.0%, to $24.0 million for the three-month period ended September 30, 2012, from $23.7 million for the same period in 2011. Non-interest expense increased $1.3 million, or 1.9%, to $72.8 million for the nine-month period ended September 30, 2012, from $71.5 million for the same period in 2011. The primary factors that resulted in the some of the more significant changes include:

•	An increase in personnel costs primarily resulting from additional expense associated with the acquisition of Vision on February 16, 2012.

•	The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2012.

•

The decrease in FDIC and state assessment is primarily a result of our successful efforts to decrease net charge-offs during 2011 as compared to the prior year. The FDIC and state assessment is calculated in part based upon our level of net charge-offs during the prior year.

•	$2.0 million of merger expenses during the nine-month period ended September 30, 2012 related to our acquisition of Vision anticipated acquisition of Premier.

Income Taxes

The provision for income taxes increased $1.4 million, or 18.2%, to $9.0 million for the three-month period ended September 30, 2012, from $7.6 million as of September 30, 2011. The provision for income taxes increased $3.9 million, or 18.1%, to $25.7 million for the nine-month period ended September 30, 2012, from $21.8 million as of September 30, 2011. The effective income tax rate was 35.9% and 35.8% for the three-month and nine-month periods ended September 30, 2012, compared to 34.8% and 34.9% for the same periods in 2011. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended September 30, 2012 and December 31, 2011

Our total assets as of September 30, 2012 increased $283.8 million to $3.89 billion from the $3.60 billion reported as of December 31, 2011. Excluding the $529.5 million of assets acquired from our 2012 acquisition of Vision, our total assets as of September 30, 2012 decreased $245.7 million, an annualized decline of 9.1%. Our loan portfolio not covered by loss share increased by $316.2 million to $2.08 billion as of September 30, 2012, from $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $24.1 million, an annualized reduction of 1.8%. Our loan portfolio covered by loss share decreased by $74.3 million, an annualized reduction of 20.6%, to $407.4 million as of September 30, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $35.9 million to $510.0 million as of September 30, 2012, compared to $474.1 million as of December 31, 2011. The annualized improvement in stockholders’ equity for the first nine months of 2012 was 10.1%. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $50.0 million of comprehensive income less the $9.0 million of dividends paid for 2012 and $6.6 million used to repurchase 252,044 shares of common stock.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.05 billion and $1.81 billion during the three-month periods ended September 30, 2012 and 2011, respectively. Our non-covered loan portfolio averaged $2.00 billion and $1.84 billion during the nine-month periods ended September 30, 2012 and 2011, respectively. Non-covered loans were $2.08 billion as of September 30, 2012, compared to $1.76 billion as of December 31, 2011. Excluding the $340.3 million of loans acquired from our 2012 acquisition of Vision, our loan portfolio not covered by loss share decreased by $24.1 million, an annualized reduction of 1.6%. The decline in the legacy loan portfolio from our historical expansion rates was not unexpected. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios as our customers have grown more cautious in this weaker economy.

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

As of September 30, 2012, we had $152.8 million of construction land development loans which were collateralized by land. This consisted of $94.5 million for raw land and $58.3 million for land with commercial and or residential lots.

Certain of our credit markets have experienced difficult conditions and volatility, particularly Florida. Excluding the acquisition of Vision, our legacy Florida market currently is approximately 14.6% of our loan portfolio not covered by loss share.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2012	December 31, 2011
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$887,895	$698,986
Construction/land development	282,269	361,846
Agricultural	28,403	28,535
Residential real estate loans:
Residential 1-4 family	473,412	349,543
Multifamily residential	105,369	56,909

Total real estate	1,777,348	1,495,819
Consumer	35,433	37,923
Commercial and industrial	200,160	176,276
Agricultural	36,239	21,784
Other	27,068	28,284

Loans receivable not covered by loss share	$2,076,248	$1,760,086

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

As of September 30, 2012, non-covered commercial real estate loans totaled $1.20 billion, or 57.7% of our non-covered loan portfolio, compared to $1.09 billion, or 61.9% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $159.6 million of non-covered commercial real estate loans acquired from Vision, non-covered commercial real estate loans decreased by approximately $50.4 million. This decrease is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans to permanent financing of residential real estate during the second quarter of 2012. The remaining change is associated with a slight increase in loan demand for these types of loans offset by normal loan pay downs. Our Florida and Alabama non-covered commercial real estate loans are approximately 12.8% and 3.7% of our non-covered loan portfolio, respectively.

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

As of September 30, 2012, non-covered residential real estate loans totaled $578.8 million, or 27.9% of our non-covered loan portfolio, compared to $406.5 million, or 23.1% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $142.9 million of non-covered residential real estate loans acquired from Vision, non-covered residential real estate loans increased by approximately $29.4 million. This increase is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans offset by normal payoffs and pay downs combined with limited loan demand for these types of loans. Our Florida and Alabama non-covered residential real estate loans are approximately 8.1% and 2.8% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2012, our non-covered consumer loan portfolio totaled $35.4 million, or 1.7% of our total non-covered loan portfolio, compared to the $37.9 million, or 2.2% of our non-covered loan portfolio as of December 31, 2011. Excluding the approximately $3.4 million of non-covered consumer loans acquired from Vision, non-covered consumer loans decreased by approximately $5.9 million. This decrease is associated with normal payoffs and pay downs combined with limited loan demand. Our Florida and Alabama non-covered consumer loans are approximately 0.8% and 0.1% of our non-covered loan portfolio, respectively.

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

As of September 30, 2012, non-covered commercial and industrial loans outstanding totaled $200.2 million, or 9.6% of our non-covered loan portfolio, compared to $176.3 million, or 10.0% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $29.9 million of non-covered commercial and industrial loans acquired from Vision, non-covered commercial and industrial loans decreased by approximately $6.0 million. This decrease is primarily related to normal loan pay downs combined with limited loan demand. Our Florida and Alabama non-covered commercial and industrial loans are approximately 1.0% and 0.9% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of September 30, 2012

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$887,895	$175,195	$1,063,090
Construction/land development	282,269	71,958	354,227
Agricultural	28,403	2,289	30,692
Residential real estate loans
Residential 1-4 family	473,412	130,425	603,837
Multifamily residential	105,369	10,062	115,431

Total real estate	1,777,348	389,929	2,167,277
Consumer	35,433	70	35,503
Commercial and industrial	200,160	16,878	217,038
Agricultural	36,239	—	36,239
Other	27,068	539	27,607

Total	$2,076,248	$407,416	$2,483,664

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of September 30, 2012 and December 31, 2011. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Non-accrual non-covered loans	$20,183	$26,496
Non-covered loans past due 90 days or more (principal or interest payments)	2,424	993

Total non-performing non-covered loans	22,607	27,489

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	14,942	16,660
Other non-performing non-covered assets	1	8

Total other non-performing non-covered assets	14,943	16,668

Total non-performing non-covered assets	$37,550	$44,157

Allowance for loan losses for non-covered loans to non- performing non-covered loans	209.19%	189.64%
Non-performing non-covered loans to total non-covered loans	1.09	1.56
Non-performing non-covered assets to total non-covered assets	1.14	1.53

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

Total non-performing non-covered loans were $22.6 million as of September 30, 2012, compared to $27.5 million as of December 31, 2011 for a decrease of $4.9 million. Of the $4.9 million decrease in non-performing loans, $779,000 is from an increase in non-performing loans in our Arkansas market, a $5.7 million from a decrease in non-performing loans in our Florida market and no change in non-performing loans in Alabama from our Vision acquisition. Non-performing loans at September 30, 2012 are $8.6 million and $14.0 million in the Arkansas and Florida markets, respectively. Alabama had zero non-performing loans at September 30, 2012.

Since December 31, 2007, the weakened real estate market, particularly in Florida, has and may continue to impact our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at September 30, 2012, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during the remainder of 2012 and or 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

In this current real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2012, we had $59.0 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $31.7 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings has increased during 2012 as the Bank continues to work with borrowers who are experiencing financial difficulties. The amount of troubled debt restructurings has increased by 20.8% from $53.3 million at December 31, 2011 to $64.3 million at September 30, 2012. 91.8% and 88.6% of all restructured loans were performing to the terms of the restructure as of September 30, 2012 and December 31, 2011, respectively.

Total foreclosed assets held for sale not covered by loss share were $14.9 million as of September 30, 2012, compared to $16.7 million as of December 31, 2011 for a decrease of $1.7 million. The foreclosed assets held for sale not covered by loss share are comprised of $3.0 million of assets located in Florida with the remaining $11.9 million of assets located in Arkansas.

During the first nine months of 2012, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas was moved into foreclosed assets during the first quarter of 2011 with no additional charge-off required at the time of foreclosure. The carrying value was $3.7 million at September 30, 2012. The losses on this loan were addressed during the fourth quarter of 2010 and the Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

At September 30, 2012, total foreclosed assets held for sale were $46.7 million. Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2012 and December 31, 2011.

Table 10: Total Foreclosed Assets Held For Sale

	As of September 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,035	$6,542	$13,577	$8,159	$10,166	$18,325
Construction/land development	3,677	16,503	20,180	4,822	14,796	19,618
Agricultural	—	599	599	525	599	1,124
Residential real estate loans
Residential 1-4 family	4,230	8,155	12,385	3,154	9,617	12,771

Total foreclosed assets held for sale	$14,942	$31,799	$46,741	$16,660	$35,178	$51,838

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of September 30, 2012, average non-covered impaired loans were $135.1 million compared to $111.8 million as of December 31, 2011. The adoption of ASU No. 2011-02 during the third quarter of 2011 which required troubled debt restructurings to be classified as impaired loans was primarily the reason for the increase in average non-covered impaired loans. As of September 30, 2012, non-covered impaired loans were $136.1 million compared to $138.0 million as of December 31, 2011 for a decrease of $2.0 million. A $13.0 million reduction in loan balances for impaired loans not classified as TDR’s offset by an $11.0 million increase in impaired loans classified as TDRs as of September 30, 2012 when compared to December 31, 2011 accounted for this decrease. As of September 30, 2012, our Florida and Alabama markets accounted for $70.0 million and $2.2 million of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the FDIC-assisted acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All covered loans acquired in these transactions were deemed to be covered impaired loans. These loans were not classified as non-performing assets at September 30, 2012 and 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of September 30, 2012 and December 31, 2011:

Table 11: Total Non-Accrual Loans

	As of September 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,246	$—	$3,246	$7,055	$—	$7,055
Construction/land development	1,762	—	1,762	2,226	—	2,226
Agricultural	149	—	149	178	—	178
Residential real estate loans
Residential 1-4 family	10,337	—	10,337	12,867	—	12,867
Multifamily residential	1,619	—	1,619	—	—	—

Total real estate	17,113	—	17,113	22,326	—	22,326
Consumer	410	—	410	1,369	—	1,369
Commercial and industrial	1,264	—	1,264	1,598	—	1,598
Other	1,396	—	1,396	1,203	—	1,203

Total non-accrual loans	$20,183	$—	$20,183	$26,496	$—	$26,496

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $359,000 and $462,000 for the three-month periods ended September 30, 2012 and 2011, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.1 million and $1.8 million for the nine-month periods ended September 30, 2012 and 2011, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and nine-month periods ended September 30, 2012 and 2011 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2012 and December 31, 2011:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of September 30, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$45	$31,455	$31,500	$—	$34,765	$34,765
Construction/land development	1	15,163	15,164	—	42,808	42,808
Agricultural	—	455	455	—	328	328
Residential real estate loans
Residential 1-4 family	2,337	21,963	24,300	750	35,452	36,202
Multifamily residential	—	—	—	92	—	92

Total real estate	2,383	69,036	71,419	842	113,353	114,195
Consumer	29	25	54	132	265	397
Commercial and industrial	12	3,728	3,740	19	4,995	5,014

Total loans accruing past due 90 days or more	$2,424	$72,789	$75,213	$993	$118,613	$119,606

The Company’s total past due and non-accrual covered loans to total covered loans was 17.9% and 24.6% as of September 30, 2012 and December 31, 2011, respectively.

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

Charge-offs and Recoveries. Total charge-offs decreased to $4.0 million for the three months ended September 30, 2012, compared to $6.4 million for the same period in 2011. Total charge-offs decreased to $7.1 million for the nine months ended September 30, 2012, compared to $9.6 million for the same period in 2011. Total recoveries decreased to $1.4 million for the three months ended September 30, 2012, compared to $4.1 million for the same period in 2011. Total recoveries decreased to $2.2 million for the nine months ended September 30, 2012, compared to $9.5 million for the same period in 2011. For the three months ended September 30, 2012, the net charge-offs were $1.1 million for Arkansas and $1.5 million for Florida, respectively, equaling a net charge-off position of $2.6 million. For the nine months ended September 30, 2012, the net charge-offs were $2.2 million for Arkansas and $2.6 million for Florida, respectively, equaling a net charge-off position of $4.8 million.

During the third quarter of 2012, there were $4.0 million in charge-offs and $1.4 million in recoveries. During the first nine months of 2012, there were $7.1 million in charge-offs and $2.2 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal (for collateral dependent loans) for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month and nine-month periods ended September 30, 2012 and 2011.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance, beginning of period	$49,846	$56,784	$52,129	$53,348
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,041	645	1,312	665
Construction/land development	525	3,166	838	3,397
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	1,475	784	2,575	1,268
Multifamily residential	—	994	95	1,294

Total real estate	3,041	5,589	4,820	6,624
Consumer	47	641	618	2,167
Commercial and industrial	549	140	758	292
Agricultural	—	—	—	—
Other	347	—	858	469

Total loans charged off	3,984	6,370	7,054	9,552

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	856	24	895	154
Construction/land development	—	741	7	747
Agricultural	—	17	233	50
Residential real estate loans:
Residential 1-4 family	430	71	535	319
Multifamily residential	—	1,959	3	1,959

Total real estate	1,286	2,812	1,673	3,229
Consumer	28	121	96	164
Commercial and industrial	20	1,161	107	5,777
Agricultural	—	—	—	—
Other	96	—	341	292

Total recoveries	1,430	4,094	2,217	9,462

Net loans charged off (recovered)	2,554	2,276	4,837	90
Provision for loan losses for non-covered loans	—	—	—	1,250

Balance, September 30	$47,292	$54,508	$47,292	$54,508

Discount on non-covered loans acquired	14,712	3,596	14,712	3,596
Net charge-offs (recoveries) to average non-covered loans	0.50%	0.50%	0.32%	0.01%
Allowance for loan losses for non-covered loans to period end non-covered loans	2.28	2.98	2.28	2.98
Allowance for loan losses for non-covered loans plus acquisition discount to period end total non-covered loans plus acquisition discount	2.97	3.18	2.97	3.18
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	465	604	732	45,299

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

The changes for the period ended September 30, 2012 and the year ended December 31, 2011 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of September 30, 2012 and December 31, 2011.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of September 30, 2012		As of December 31, 2011
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$19,708	42.8%	$20,160	39.7%
Construction/land development	6,783	13.6	7,945	20.6
Agricultural	178	1.4	208	1.6
Residential real estate loans:
Residential 1-4 family	9,380	22.8	9,586	19.9
Multifamily residential	3,604	5.1	2,610	3.2

Total real estate	39,653	85.7	40,509	85.0
Consumer	921	1.7	1,780	2.2
Commercial and industrial	4,891	9.6	6,308	10.0
Agricultural	1,587	1.7	1,478	1.2
Other	—	1.3	—	1.6
Unallocated	240	—	2,054	—

Total	$47,292	100.0%	$52,129	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available-for-sale securities were $755.2 million as of September 30, 2012, compared to $671.2 million as of December 31, 2011. The estimated effective duration of our securities portfolio was 2.6 years as of September 30, 2012.

As of September 30, 2012, $319.7 million, or 42.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $142.3 million, or 21.2%, of our available-for-sale securities as of December 31, 2011. To reduce our income tax burden, $185.1 million, or 24.5%, of our available-for-sale securities portfolio as of September 30, 2012, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $167.1 million, or 24.9%, of our available-for-sale securities as of December 31, 2011. Also, we had approximately $234.0 million, or 31.0%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2012, compared to $348.0 million, or 51.8%, of our available-for-sale securities as of December 31, 2011.

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

Deposits

Our deposits averaged $3.22 billion and $3.20 billion for the three-month and nine-month periods ended September 30, 2012, respectively. Total deposits increased $274.4 million, or an increase of 9.6%, to $3.13 billion as of September 30, 2012, from $2.86 billion as of December 31, 2011. Excluding the $524.4 million of deposits acquired from our 2012 acquisition of Vision, our deposits decreased by $250.0 million, an annualized reduction of 11.7%. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of September 30, 2012 and December 31, 2011, brokered deposits were $74.9 million and $103.4 million, respectively. Included in these brokered deposits are $44.7 million and $41.9 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2012 and December 31, 2011, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50 million.

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

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2012 and 2011.

Table 15: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$597,287	—%	$464,760	—%
Interest-bearing transaction accounts	1,351,319	0.28	991,807	0.44
Savings deposits	172,027	0.16	134,939	0.33
Time deposits:
$100,000 or more	606,410	1.13	758,804	1.33
Other time deposits	488,858	0.64	530,115	1.40

Total	$3,215,901	0.44%	$2,880,425	0.78%

	Nine Months Ended September 30,
	2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$551,628	—%	$437,964	—%
Interest-bearing transaction accounts	1,294,434	0.19	990,613	0.49
Savings deposits	162,687	0.11	129,666	0.40
Time deposits:
$100,000 or more	665,521	1.27	794,364	1.27
Other time deposits	522,553	0.77	551,883	1.53

Total	$3,196,823	0.47%	$2,904,490	0.82%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $820,000, or 1.3%, from $62.3 million as of December 31, 2011 to $61.5 million as of September 30, 2012.

FHLB Borrowed Funds

Our FHLB borrowed funds were $130.5 million and $142.8 at September 30, 2012 and December 31, 2011, respectively. All of the outstanding balance for September 30, 2012 and December 31, 2011 were issued as long-term advances. Our remaining FHLB borrowing capacity was $414.5 million and $468.8 million as of September 30, 2012 and December 31, 2011, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $28.9 million and $44.3 million as of September 30, 2012 and December 31, 2011, respectively.

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

The Company holds $28.9 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. During the third quarter of 2012, we redeemed approximately $15.5 million in trust preferred securities. We are evaluating the remaining subordinated debentures and may pay off part or all of the remaining subordinated debentures during 2013.

Stockholders’ Equity

Stockholders’ equity was $510.0 million at September 30, 2012 compared to $474.1 million at December 31, 2011, an increase of 7.6%. As of September 30, 2012 and December 31, 2011 our equity to asset ratio was 13.1% and 13.2%, respectively. Book value per share was $18.10 at September 30, 2012 compared to $16.77 at December 31, 2011.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.12 and $0.08 per share for the three-month periods ended September 30, 2012 and 2011 and $0.32 and 0.188 per share for the nine-month periods ended September 30, 2012 and 2011, respectively. The common stock dividend payout ratio for the three months ended September 30, 2012 and 2011 was 21.0% and 15.9%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2012 and 2011 was 19.6% and 13.2%, respectively. For the fourth quarter of 2012, the Board of Directors declared a regular $0.13 per share quarterly cash dividend payable December 5, 2012, to shareholders of record November 14, 2012.

Stock Repurchase Program. During the first nine months of 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For the first three quarters of 2012, the Company repurchased a total of 252,044 shares with a weighted average stock price of $26.00. For the third quarter of 2012, the Company repurchased a total of 13,810 shares with a weighted average stock price of $32.46. The Company believes the stock repurchased at this price is an excellent investment. The 2012 earnings were used to fund these repurchases. Combining all the shares repurchased to date under the program will bring the total to 552,044 shares. The remaining balance available for repurchase is 635,956 shares at September 30, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2012 and December 31, 2011, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of September 30, 2012 and December 31, 2011.

Table 16: Risk-Based Capital

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$509,978	$474,066
Qualifying trust preferred securities	28,000	43,000
Goodwill and core deposit intangibles, net	(85,875)	(67,131)
Unrealized (gain) loss on available-for-sale securities	(11,911)	(8,004)

Total Tier 1 capital	440,192	441,931

Tier 2 capital
Qualifying allowance for loan losses	35,494	32,670

Total Tier 2 capital	35,494	32,670

Total risk-based capital	$475,686	$474,601

Average total assets for leverage ratio	$3,890,071	$3,541,739

Risk weighted assets	$2,820,556	$2,594,155

Ratios at end of period
Leverage ratio	11.32%	12.48%
Tier 1 risk-based capital	15.61	17.04
Total risk-based capital	16.86	18.30
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $86.9 million, $68.3 million, and $69.0 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2012, December 31, 2011 and September 30, 2011, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively.

Table 17: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
GAAP net income available to common stockholders	$16,095	$13,824	$46,083	$38,746
Intangible amortization after-tax	421	429	1,226	1,290

Earnings available to common stockholders excluding intangible amortization	$16,516	$14,253	$47,309	$40,036

GAAP diluted earnings per common share	$0.57	$0.48	$1.63	$1.35
Intangible amortization after-tax	0.01	0.02	0.04	0.05

Diluted earnings per common share excluding intangible amortization	$0.58	$0.50	$1.67	$1.40

Table 18: Tangible Book Value Per Share

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$18.10	$16.77
Tangible book value per common share: (A-C-D)/B	15.01	14.35

(A) Total common equity	$509,978	$474,066
(B) Common shares outstanding	28,181	28,276
(C) Goodwill	$77,090	$59,663
(D) Core deposit and other intangibles	9,792	8,620

Table 19: Annualized Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Return on average assets: A/C	1.61%	1.56%	1.56%	1.48%
Return on average assets excluding intangible amortization: B/(C-D)	1.69	1.64	1.63	1.55

(A) Net income available to all stockholders	$16,095	$14,312	$46,083	$40,574
Intangible amortization after-tax	421	429	1,226	1,290

(B) Earnings excluding intangible amortization	$16,516	$14,741	$47,309	$41,864

(C) Average assets	$3,975,946	$3,628,346	$3,958,309	$3,674,900
(D) Average goodwill, core deposits and other intangible assets	87,213	69,333	84,869	70,031

Table 20: Annualized Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Return on average common equity: A/C	12.78%	12.00%	12.60%	11.67%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	15.88	14.59	15.66	14.32

(A) Net income available to common stockholders	$16,095	$13,824	$46,083	$38,746
(B) Earnings available to common stockholders excluding intangible amortization after-tax	16,516	14,253	47,309	40,036
(C) Average common equity	500,979	456,974	488,437	443,784
(D) Average goodwill, core deposits and other intangible assets	87,213	69,333	84,869	70,031

Table 21: Tangible Equity to Tangible Assets

	As of September 30, 2012	As of December 31, 2011
	(Dollars in thousands)
Equity to assets: B/A	13.12%	13.02%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.13	11.36

(A) Total assets	$3,887,909	$3,604,117
(B) Total equity	509,978	474,066
(C) Goodwill	77,090	59,663
(D) Core deposit and other intangibles	9,792	8,620

Recently Issued Accounting Pronouncements

See Note 22 to the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2012, our cash and cash equivalents were $155.6 million, or 4.0% of total assets, compared to $184.3 million, or 5.1% of total assets, as of December 31, 2011. Our investment securities and federal funds sold were $757.0 million as of September 30, 2012 and $672.3 million as of December 31, 2011.

As of September 30, 2012 and December 31, 2011, $520.3 million and $403.2 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2012, our total deposits were $3.13 billion, or 80.6% of total assets, compared to $2.86 billion, or 79.3% of total assets, as of December 31, 2011. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of September 30, 2012 and December 31, 2011. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $130.5 million at September 30, 2012 and $142.8 million at December 31, 2011. All of the outstanding balances at September 30, 2012 and December 31, 2011 were issued as long-term advances. Our FHLB borrowing capacity was $414.5 million and $468.8 million as of September 30, 2012 and December 31, 2011.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of September 30, 2012 was asset sensitive with a one-year cumulative repricing gap of 7.5%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 22 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2012.

Table 22: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$69,248	$—	$—	$—	$—	$—	$—	$69,248
Federal funds sold	1,775	—	—	—	—	—	—	1,775
Investment securities	39,192	87,625	65,273	88,178	127,443	134,583	212,903	755,197
Loans receivable	601,032	216,492	318,961	451,984	376,026	436,965	27,764	2,429,224

Total earning assets	711,247	304,117	384,234	540,162	503,469	571,548	240,667	3,255,444

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	65,922	131,844	197,765	395,531	252,319	244,884	239,564	1,527,829
Time deposits	125,985	152,100	203,845	310,694	108,723	106,447	100	1,007,894
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	52,274	—	—	—	1,230	3,690	4,305	61,499
FHLB borrowed funds	108	17	27	30,150	311	10,580	89,313	130,506
Subordinated debentures	28,867	—	—	—	—	—	—	28,867

Total interest- bearing liabilities	273,156	283,961	401,637	736,375	362,583	365,601	333,282	2,756,595

Interest rate sensitivity gap	$438,091	$20,156	$(17,403)	$(196,213)	$140,886	$205,947	$(92,615)	$498,849

Cumulative interest rate sensitivity gap	$438,091	$458,247	$440,844	$244,631	$385,517	$591,464	$498,849
Cumulative rate sensitive assets to rate sensitive liabilities	260.4%	182.3%	146.0%	114.4%	118.7%	124.4%	118.1%
Cumulative gap as a % of total earning assets	13.5%	14.1%	13.5%	7.5%	11.8%	18.2%	15.3%

Item 4: CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2012, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.

(Registrant)

Date: November 7, 2012	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 7, 2012	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer