Form 10-K
period 2012-12-31
HOME BANCSHARES INC
filed 2013-03-04
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from              to

Commission File Number: 000-51904

HOME BANCSHARES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Arkansas	71-0682831
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

719 Harkrider, Suite 100, Conway, Arkansas	72032
(Address of principal executive offices)	(Zip Code)

(501) 328-4770

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2012, was $666.6 million based upon the last trade price as reported on the NASDAQ Global Select Market of $30.58.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 28,112,874 shares as of March 1, 2013.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2012 Annual Meeting to be held on April 18, 2013.

HOME BANCSHARES, INC.

FORM 10-K

December 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future economic conditions, including inflation or a continued decrease in commercial real estate and residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the impact of the Dodd-Frank financial regulatory reform act and regulations issued thereunder;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

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

Company Overview

Home BancShares, Inc. (“Home BancShares,” which may also be referred to in this document as “we,” “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in Central Arkansas, North Central Arkansas, Southern Arkansas, the Florida Keys, Central Florida, Southwestern Florida, the Florida Panhandle and South Alabama. Although the Company has a diversified loan portfolio, at December 31, 2012 and 2011, commercial real estate loans represented 56.7% and 61.8% of gross loans and 298.8% and 292.2% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Total assets	$4,242,130	$3,604,117	$3,762,646
Total deposits	3,483,452	2,858,031	2,961,798
Total revenue (interest income plus non-interest income)	225,104	213,115	216,171
Net income available to all stockholders	63,022	54,741	17,591

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage Bank”). Heritage Bank was acquired through a Federal Deposit Insurance Corporation (FDIC) assisted transaction without loss share. Vision Bank, which provided us our first branch locations in Alabama, was integrated during 2012. The conversions for Heritage Bank and Premier Bank are scheduled to be completed during the first and second quarters of 2013, respectively.

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

Centennial Bank—On January 1, 2008, we acquired Centennial Bancshares, Inc. and its subsidiary, Centennial Bank. Centennial Bank had total assets of $234.1 million, loans of $192.8 million and total deposits of $178.8 million on the date of acquisition. The consideration for the merger was $25.4 million, which was paid approximately 4.6%, or $1.2 million, in cash and 95.4%, or $24.3 million, in shares of our common stock. In connection with the acquisition, $3.0 million of the purchase price, consisting of $139,000 in cash and 154,502 shares of our common stock, was placed in escrow related to possible losses from identified loans and an IRS examination. In the first quarter of 2008, the IRS examination was completed which resulted in $1.0 million of the escrow proceeds being released. In the fourth quarter of 2009, approximately $334,000 of losses from the escrowed loans was identified. After we were reimbursed 100% for those losses, the remaining escrow funds were released. In addition to the consideration given at the time of the merger, the merger agreement provided for additional contingent consideration to Centennial’s stockholders of up to a maximum of $4.0 million, which could be paid in cash or our common stock at the election of the former Centennial accredited stockholders, based upon the 2008 earnings performance. The final contingent consideration was computed and agreed upon in the amount of $3.1 million on March 11, 2009. We paid this amount to the former Centennial stockholders on a pro rata basis on March 12, 2009. All of the former Centennial stockholders elected to receive the contingent consideration in cash. As a result of this transaction, we recorded total goodwill of $15.4 million and a core deposit intangible of $694,000 during 2008 and 2009.

Merger of Charters and Adoption of Centennial Bank Name—In December 2008, we began the process of combining the charters of our banks and adopting Centennial Bank as the common name. First State Bank and Marine Bank began the process by consolidating and adopting Centennial Bank as its new name. Community Bank and Bank of Mountain View followed and were completed in the first quarter of 2009, and Twin City Bank and the original Centennial Bank finished the process in June of 2009. All of our banks now have the same name, logo and charter, allowing for a more customer-friendly banking experience and seamless transactions across our entire banking network. We remain committed, however, to our community banking philosophy and will continue to rely on local community bank boards and management built around experienced bankers with strong local relationships.

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

See the Company’s Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Coastal and Bayside.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

Acquisition Vision Bank—On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Vision Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also reduced costs through economies of scale.

Prior to the acquisition, Vision conducted banking business from 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $529.5 million in assets, approximately $340.3 million in performing loans including loan discounts and approximately $524.4 million of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Vision Bank.

FDIC Acquisition Heritage Bank—On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss-sharing agreement with the FDIC.

Prior to the acquisition, Heritage operated three banking offices located in Tampa, Lutz and Wesley Chapel, Florida. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $224.8 million in assets plus a cash settlement to balance the transaction, approximately $92.6 million in performing loans including loan discounts and approximately $219.5 million of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Heritage Bank.

Acquisition Premier Bank—On December 1, 2012, Home BancShares, Inc. completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank, a Florida state-chartered bank with its principal office located in Tallahassee, Florida (“Premier”), pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company has merged Premier with and into the Company’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank. The Company paid a purchase price to PBHC of $1,415,000 for the Acquisition.

The Acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the United States Bankruptcy Court for the Northern District of Florida (the “Bankruptcy Court”) on August 14, 2012. The sale of Premier by PBHC was subject to certain bidding procedures approved by the Bankruptcy Court. No qualifying competing bids were received. The Bankruptcy Court entered a final order on November 29, 2012 approving the sale of Premier to the Company pursuant to and in accordance with the Premier Agreement.

Prior to the acquisition, Premier conducted banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one). Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $264.8 million in assets, approximately $138.1 million in loans including loan discounts and approximately $246.3 million of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Premier Bank.

Our Management Team

The following table sets forth, as of December 31, 2012, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank
John W. Allison	66	Chairman of the Board	Chairman of the Board

C. Randall Sims	58	Chief Executive Officer and Director	Chief Executive Officer, President and Director

Randy E. Mayor	47	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis	47	Chief Accounting Officer and Investor Relations Officer	—

Kevin D. Hester	49	Chief Lending Officer	Chief Lending Officer and Director

Robert F. Birch, Jr.	62	—	Regional President

Tracy M. French	51	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•

Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the Tampa and Central Florida market, entered into as a result of our FDIC acquisitions, will give us new opportunities for organic growth. The Tampa and Orlando MSA has approximately $36.4 billion in deposits of which we have a market share of less than 1%. While these locations provide opportunities, organic loan growth will continue to be challenging in the current economic environment.

•

Strategic acquisitions – We believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas and other nearby markets, in Alabama and in Florida, through pursuing FDIC-assisted acquisition opportunities and non FDIC-assisted bank acquisitions. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goal in making these decisions is to maximize the return to our shareholders and enhancing our franchise.

•

De novo branching – As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2012, no de novo branches were opened. During 2013 we currently have plans for one additional de novo branch location on Highway 30A in Seagrove, Florida.

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

These principles which make up our community banking philosophy are the driving force for our business. As we streamlined our legacy business into a unified banking network, we preserved lending authority with local management in most cases by using advisory boards that maintain an integral connection to the communities we serve. These advisory boards are empowered with lending authority of up to $6 million in their respective geographic areas. This allows us to capitalize on the strong relationships that our community bank board members and officers have in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•

Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. This centralized review process also applies to our banking operations in Florida, where the majority of our current non-performing loans are located, and provides for close monitoring of the quality of our Florida loans. Historically, these efforts have been supplemented by the relocation of our former director of loan review from our corporate headquarters in Arkansas to Florida to monitor our Florida operations and collections directly. In addition, in 2010 we promoted the chief lending officer of our Conway region to the chief lending officer of the Company. In 2011, we were able to hire an experienced banker in the Florida market. He came to us from Capital Bank (formerly TIB), where he was formerly President, and has a significant amount of experience in the Florida Keys. He has assumed the CLO role in the Keys, and is providing strong lending management and business development in this area of the company. Also, one of our existing experienced bankers has been relocated from Arkansas to the Panhandle of Florida. While we have experienced management in Florida, the weak market has not allowed for a complete resolution of problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in the FDIC acquisitions. This approach is paying dividends, as we are experiencing reductions in levels of past due and non-accruing covered loans. We are committed to maintaining high credit quality standards.

•

Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of our newer branches and employees. During 2010, we acquired six FDIC-assisted transactions and have now incorporated them into our operating environment. We also completed one FDIC-assisted acquisition and two market acquisitions during 2012, fully integrating one of the three to date. As we work out the problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in these newly acquired markets. Our efficiency ratio has improved from 56.0% for the year ended 2009 to 47.9% for the year ended 2012. Efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. These improvements in operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income and the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•

Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•

Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain strong loan loss reserves; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels significantly above the regulatory capital requirements, without the need for additional capital, as a result of our focus on these governing principles, which allows us to take advantage of acquisition opportunities as they become available whether FDIC-assisted transactions or market transactions.

Our Market Areas

As of December 31, 2012, we conducted business principally through 43 branches located in Central Arkansas, 2 branches in North Central Arkansas, 2 branches in Southern Arkansas, 9 branches in the Florida Keys, 9 branches in Central Florida, 3 branches in Southwestern Florida, 33 branches in the Florida Panhandle and 7 branches in South Alabama. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Our Arkansas market has experienced less volatility than our Florida market over the previous years, which has served to offset the weakness experienced in our Florida market. The national economic downturn from a few years ago has led to increases in defaults and foreclosures, and increases in the number and dollars of loan modifications primarily in the Florida market. While market conditions in our Florida markets have begun to improve they remain challenging. In addition, while the values of real estate collateral supporting many loans have begun to rebound slightly, many remain depressed and may continue to be lower for some time.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2012, was comprised as follows:

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,019,039	$164,723	$1,183,762	43.6%
Construction/land development	254,800	66,713	321,513	11.8
Agricultural	32,513	2,282	34,795	1.3
Residential real estate loans
Residential 1-4 family	549,269	125,625	674,894	24.9
Multifamily residential	129,742	9,567	139,309	5.1

Total real estate	1,985,363	368,910	2,354,273	86.7
Consumer	37,462	39	37,501	1.4
Commercial and industrial	256,908	14,668	271,576	10.0
Agricultural	19,825	—	19,825	0.7
Other	31,641	1,267	32,908	1.2

Total	$2,331,199	$384,884	$2,716,083	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of 44.5% owner occupied 1-4 family properties and 41.9% non-owner occupied 1-4 family properties (rental). The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 36.6% inventory/AR financing, 20.8% equipment/vehicle financing and 42.6% other, including letters of credit at less than 1%. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2012, the maximum amount outstanding to a single borrower was $57.8 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on the Bank’s books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

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

•

Executive Loan Committee – The Board of Directors of Centennial Bank established the Executive Loan Committee consisting of three outside Board members and members of Executive Management. This committee requires five voting members to establish a quorum, including at least two of the outside Board members, and is chaired by the Chief Lending Officer of the Bank. The Executive Loan Committee has approval authority up to the in-house consolidated lending limit of $20 million.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have eleven separate relationships that exceed this in-house limit, of which none are to a related party.

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

The Company may merge the book of business of Cook Insurance Agency into the Centennial Insurance Agency at some point in the future.

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

Competition

As of December 31, 2012, we conducted business through 108 branches in our primary market areas of Pulaski, Faulkner, Lonoke, Stone, Saline, White, Dallas, Cleveland, Conway, and Cleburne Counties in Arkansas and Monroe, Franklin, Bay, Leon, Wakulla, Orange, Calhoun, Gulf, Seminole, Charlotte, Lake, Liberty, Collier, Walton, Okaloosa, Santa Rosa, Hillsborough, Pasco and Gadsden Counties in Florida and Baldwin County in Alabama. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2012, we had 926 full-time equivalent employees. Except for employees acquired in acquisitions, we expect that our 2013 staffing levels will approximate those at year end 2012. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

•

Provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•

Made permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•

Amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

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

Under the Bank Holding Company Act, if well capitalized and well managed, we, as well as other bank holding companies located within the states in which we operate, may purchase a bank located outside of those states. Conversely, a well-capitalized and well managed bank holding company located outside of the states in which we operate may purchase a bank located inside those states. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2012, our Tier 1 risk-based capital ratio was 13.94% and our total risk-based capital ratio was 15.20%. Well capitalized is a Tier 1 and total risk-based capital ratio in excess of 6% and 10%, respectively. Thus, we are considered well capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well capitalized is a leverage ratio in excess of 5%. As of December 31, 2012, our leverage ratio was 10.95%.

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

On June 6, 2012, the Federal Reserve Board and the other federal bank regulatory agencies issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 risk-based capital requirement (6% of risk-weighted assets) and assign higher risk weightings to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule was expected to become effective on January 1, 2013; however, due to the volume of public comments received, the agencies subsequently indicated that the final rule would not be in effect on January 1, 2013. The changes set forth in the proposed rules would be phased in, becoming fully effective January 1, 2019.

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary.

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

FDIC Insurance and Assessments. Centennial Bank’s deposit accounts are insured up to applicable limits by the FDIC. The Dodd-Frank Act permanently increased the deposit coverage limit to $250,000 per depositor retroactive to January 1, 2008. The Dodd-Frank also temporarily extended unlimited deposit insurance coverage for noninterest-bearing deposit accounts through December 31, 2012.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based primarily on the risk category of the institution and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments.

In May 2009, the FDIC imposed a special assessment of five basis points of each insured institution’s assets less its Tier 1 capital, not to exceed ten basis points of the institution’s domestic deposits, as of June 30, 2009. Based on our deposit levels at June 30, 2009, we paid a special assessment amount of approximately $1.2 million.

On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012, in lieu of a second FDIC special assessment. The prepaid assessments for these periods were collected on December 30, 2009, along with the regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. On December 30, 2009, the Company prepaid approximately $10.0 million for Centennial Bank, which was expensed over the three-year prepayment period.

In October 2010, the FDIC adopted a new restoration program for the DIF to help bolster the DIF reserve ratio to 1.35% by September 2020 as required by the Dodd-Frank Act. The plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

On February 7, 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which became effective on April 1, 2011. The final rule, among other things, changed the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule revised the assessment rate schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest institutions. The rule also suspended indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In lieu of the dividends, the FDIC adopted progressively lower assessment rate schedules when the reserve ratio exceeds 1.15%, 2.0% and 2.5%, respectively.

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

Loans to Insiders. Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, place restrictions on loans by a bank to executive officers, directors, and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) also requires prior Board of Director’s approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

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

The capital classification of a bank affects the frequency of examinations of the bank and impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums paid by such bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months. However, a bank that has assets of less than $500 million, is “well-capitalized” and well-managed and meets certain other conditions, is only required to be examined once every 18 months.

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

Federal Home Loan Bank System. The Federal Home Loan Bank system, of which our bank subsidiary is a member, consists of regional FHLBs governed and regulated by the Federal Housing Finance Agency, or FHFA. The FHLBs serve as reserve or credit facilities for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB and the Boards of Directors of each regional FHLB.

As a system member, our bank subsidiary is entitled to borrow from the FHLB of its region and is required to own a certain amount of capital stock in the FHLB. Our bank subsidiary is in compliance with the stock ownership rules with respect to such advances, commitments and letters of credit and home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB to our bank subsidiary are secured by a portion of its respective loan portfolio, certain other investments and the capital stock of the FHLB held by such bank.

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

Restrictions on Transactions with Affiliates

We and our bank subsidiary are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of transactions between the bank and its affiliates, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to affiliates which are collateralized by the securities or obligations of the bank or its nonbanking affiliates. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain other transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.

The restrictions on loans to directors, executive officers, principal stockholders and their related interests (collectively, the “insiders”) contained in Sections 22(g) and (h) of the Federal Reserve Act and in its implementing regulation, Regulation O, also apply to all insured institutions and their subsidiaries and holding companies. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

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

In 2012, the banking industry, and particularly community banks, continued to experience effects of the uncertainty in the financial markets and related economic downturn that resulted from negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantial volatility in oil prices and other factors. The dramatic declines in the housing market in 2008 and 2009, with decreasing home prices and increasing delinquencies and foreclosures, have continued to negatively impact the credit performance of mortgage and construction loans and result in significant write-downs of assets by many financial institutions. In addition, while the values of real estate collateral supporting many loans have begun to rebound slightly, many remain depressed and may continue to be lower for some time. Reduced availability of commercial credit and sustained higher unemployment continued to have a negative impact on the credit performance of commercial and consumer credit, resulting in additional write-downs. As a result of these market conditions and the raising of credit standards, our industry has continued to experience commercial and consumer deficiencies, low customer confidence, market volatility and generally sluggish business activity. Lending by financial institutions to their customers and to each other remained below historical levels in 2012 due to continued concerns over the stability of the financial markets and the economy. The resulting economic pressure on consumers and businesses and the reduced confidence in the financial markets may adversely affect our business, financial condition, results of operations and stock price.

While general economic trends have improved in the past year, we cannot be certain that the current market and economic conditions will substantially improve in the near future. Recent and ongoing events at the national and international levels continue to create uncertainty in the financial markets, and could adversely impact economic conditions in our local markets.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not maintain stability within the U.S. banking system.

Since 2008, the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the SEC and others have taken numerous legislative and regulatory actions to stabilize the U.S. banking system and to prevent future financial crises like the one experienced in 2008 and 2009. These measures have included the Emergency Economic Stabilization Act of 2008 (the “EESA”), which authorized the Treasury to purchase troubled assets and capital securities from banks and their holding companies under the TARP program; significant financial reforms under the Dodd-Frank Act; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; efforts by the Federal Reserve to purchase U.S. Treasury bonds; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

While the banking system has achieved some stabilization, it is unknown whether the EESA, the Dodd-Frank Act and the other regulatory initiatives described above will produce broad, long-term stabilization, particularly if conditions in the real estate markets remain weak or worsen or if any significant negative economic developments occur as a result of fiscal uncertainties in the United States and Europe. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

The Dodd-Frank Act included provisions which repealed all federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts. Effective July 21, 2011, financial institutions may now pay interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. The Company is monitoring the competitive environment as to the interest rates other institutions are offering. Depending on competitive responses, we have a product in place to potentially offer interest on demand deposits to attract additional customers or to maintain current customers and existing deposit balances. If we take such action or interest rates rise rapidly, our interest expense will increase and our net interest margin will decrease, which could have a material adverse effect on our business, financial condition and results of operations.

Additional bank failures or further changes to the FDIC insurance assessment system may increase our FDIC insurance assessments and result in higher noninterest expense.

In July 2010, the Dodd-Frank Act made permanent the $250,000 per depositor coverage limit on federal deposit insurance provided by the FDIC. The FDIC has taken a number of actions since 2008 in order to maintain a strong funding position and restore reserve ratios of the DIF depleted by the increased deposit insurance coverage and the high number of bank failures.

Effective April 1, 2011, the FDIC approved a final rule implementing additional changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act. The final rule, among other things, changes the assessment base for insured institutions, suspends indefinitely certain requirements of the FDIC to pay dividends from the DIF to prevent the DIF from becoming unnecessarily large and adopts, in place of the dividends, progressively lower assessment rate schedules when the reserve ratio exceeds certain levels. Additionally, the final rule changes the method of calculating assessment rates for large institutions and highly complex institutions.

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. While our deposit insurance assessments decreased during 2012 as a result of the recent changes to the deposit insurance assessment system, there is no guarantee that our assessment rate will not increase in the future. Additionally, if there continue to be historically high numbers of bank or financial institution failures in the foreseeable future or the recently adopted changes do not have their desired effect of strengthening the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, which would increase our noninterest expense.

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

As of December 31, 2012, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 116.2% and our cumulative repricing gap position was 8.1% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 17.8% of our $2.72 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 61.4% of our loans receivable and 79.0% of our time deposits at December 31, 2012, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. The economic conditions particularly in our Florida market have improved over the past year but not to pre-recessions levels. These conditions may continue or could even worsen. During 2012, the allowance for loan losses for non-covered loans decreased by 13.3%. As of December 31, 2012, our allowance for loan losses for non-covered loans was approximately $45.2 million, or 1.94% of our total loans receivable not covered by loss share.

If our assumptions are incorrect, our current allowance may be insufficient to absorb future loan losses, and increased loan loss reserves may be needed to respond to different economic conditions or adverse developments in our loan portfolio. When there is an economic downturn it is more difficult for us to estimate the losses that we will experience in our loan portfolio. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs could have a negative effect on our operating results.

Our high concentration of real estate loans exposes us to increased lending risk.

As of December 31, 2012, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans (excludes construction/land development) of $1.2 billion, or 44.9% of total loans;

•	construction/land development loans of $321.5 million, or 11.8% of total loans;

•	commercial and industrial loans of $271.6 million, or 10.0% of total loans;

•	residential real estate loans of $814.2 million, or 30.0% of total loans; and

•	consumer loans of $37.5 million, or 1.4% of total loans.

Commercial real estate, construction/land development and commercial and industrial loans, which comprised 66.7% of our total loan portfolio as of December 31, 2012, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 31.4% of our total loan portfolio as of December 31, 2012. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Approximately 89.7% of our loans as of December 31, 2012, are to the borrowers in Alabama, Arkansas and Florida, the three states in which we have our primary market areas. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geography base.

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

We have 86.7% of our loans as real estate loans primarily in Alabama, Arkansas and Florida, and this poses a concentration risk, especially if the Florida area does not continue to improve or once again deteriorates resulting in depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

Over the past five years, our Florida markets have experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions have contributed to increased non-performing loans and reduced asset quality during this time period. As of December 31, 2012, our covered non-performing loans totaled approximately $27.3 million, or 1.17% of total non-covered loans. Non-performing assets were approximately $47.8 million as of this same date, or 1.30% of total non-covered assets. In addition, we had approximately $23.4 million in accruing non-covered loans that were between 30 and 89 days delinquent as of December 31, 2012. While market conditions in our Florida markets have begun to improve, if these markets do not continue to improve or once again deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

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

While we believe our allowance for loan losses is adequate as of December 31, 2012, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in our making additions to the provision for loan losses during 2013. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.

Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. Generally, trends in these factors have not been positive in the few years prior to 2012 in our Florida markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. Our specific market areas have experienced decreased growth or negative growth, which has affected the ability of our customers to repay their loans to us and has generally affected our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our Florida markets were to stop improving or once again deteriorate, a significant portion of our loans in our Florida market that were not acquired from the FDIC could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2012, non-covered loans in the Florida market totaled $715.8 million, or 30.7% of our non-covered loans receivable. Of the Florida loans for which we do not have loss sharing, approximately 90.4% were secured by real estate. In the prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida and it could do so again if the markets were to stop improving or once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2012, the legal lending limit of our bank subsidiary for secured loans was approximately $87.6 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. Currently, we have a total of $379.4 million committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

A portion of our loans are to customers who have been adversely affected by the home building industry.

Customers who are builders and developers face greater difficulty in selling their homes in markets where the decrease in housing and real estate values are more pronounced. Consequently, we have faced delinquencies and non-performing assets as these customers have been forced to default on their loans. If the housing markets were to stop improving or once again deteriorate additional downgrades, provisions for loan losses and charge-offs relating to our loan portfolios may occur.

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

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Randy E. Mayor, Brian S. Davis and Kevin D. Hester and on our regional bank presidents Tracy M. French and Robert F. Birch. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our employees, our executive officers and regional bank presidents are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

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

Growth through the acquisition of banks, particularly FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to have some de novo branching. De novo branching and any acquisition carry with it numerous risks, including the following:

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

Our growth strategy includes strategic acquisitions of banks. We have acquired 14 banks since we started our first subsidiary bank in 1999, including one in 2003, three in 2005, one in 2008, six in 2010, and three in 2012, and will continue to consider strategic acquisitions, with a primary focus on Arkansas and Florida. In most cases, other than in connection with FDIC-assisted transactions and our acquisition of Vision Bank in 2012, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

Although in connection with our 2010 FDIC-assisted acquisitions we entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios that we acquired will be indemnified by the FDIC, we are not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

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

Our acquisitions have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of our acquisitions, we may be implementing changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our failure to fully comply with the loss-sharing provisions relating to our FDIC acquisitions could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering us financially responsible for the full amount of any losses related to such assets.

In connection with our FDIC acquisitions in 2010, we entered into loss-sharing agreements with the FDIC whereby the FDIC agreed to cover 70% or 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, “covered assets”), and 30%, 80% or 95% of the losses on such covered assets in excess of thresholds stated in the loss-sharing agreements. Our management of and application of the terms and conditions of the loss-sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that we must submit to the FDIC and on-site compliance visitations by the FDIC. If we fail to fully comply with its obligations under the loss-sharing provisions of the Purchase and Assumption Agreements relating to the acquisitions, we could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, we would be solely financially responsible for the losses sustained by such individual or pools of assets.

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

As a service to our clients, Centennial Bank currently offers Internet banking. Use of this service involves the transmission of confidential information over public networks. We cannot be sure that advances in computer capabilities, new discoveries in the field of cryptography or other developments will not result in a compromise or breach in the commercially available encryption and authentication technology that we use to protect our customers’ transaction data. If we were to experience such a breach or compromise, we could suffer losses and our operations could be adversely affected.

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

Federal and state regulatory authorities require us and our bank subsidiary to maintain adequate levels of capital to support our operations. While we believe that our existing capital (which well exceeds the federal and state capital requirements) will be sufficient to support our current operations, anticipated expansion and potential acquisitions, factors such as faster than anticipated growth, reduced earnings levels, operating losses, changes in economic conditions, revisions in regulatory requirements, or additional acquisition opportunities may lead us to seek additional capital.

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

Our directors and executive officers, as a group, beneficially owned 21.0% of our common stock as of December 31, 2012. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

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

As of December 31, 2012, we have $28.9 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may issue additional series of subordinated debt securities in the future with terms similar to those of our existing subordinated debt securities or enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2012, our bank subsidiary owned or leased a total of 43 branches located in Central Arkansas, 2 branches in North Central Arkansas, 2 branches in Southern Arkansas, 9 branches in the Florida Keys, 9 branches in Central Florida, 3 branches in Southwestern Florida, 33 branches in the Florida Panhandle and 7 branches in South Alabama. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

			Quarterly Dividends Per Common Share

	Price per Common Share
	High	Low
2012
1st Quarter	$26.99	$24.72	$0.100
2nd Quarter	30.58	26.01	0.100
3rd Quarter	35.10	29.56	0.120
4th Quarter	35.41	32.07	0.260

2011
1st Quarter	$22.97	$20.11	$0.054
2nd Quarter	24.44	21.89	0.054
3rd Quarter	25.00	20.27	0.080
4th Quarter	26.55	20.44	0.080

As of March 1, 2013, there were approximately 770 stockholders of record of the Company’s common stock.

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

We currently maintain a compensation plan, Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. On April 19, 2012, our shareholders approved the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). As a result of the required shareholder approval at the Annual Shareholder Meeting held on April 19, 2012, the Plan became effective as of February 27, 2012 and increased the number of shares reserved for issuance under the Plan by 540,000 shares. As of April 19, 2012, this plan provided for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 2,322,000 of common stock in the Company. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by the stockholders	435,794	$13.32	896,708
Equity compensation plans not approved by the stockholders	—	—	—

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2007, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2007 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Home BancShares, Inc.	100.00	140.15	126.56	128.64	153.06	198.07
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank and Thrift	100.00	57.51	56.74	63.34	49.25	66.14

Item 6.	SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$177,135	$171,806	$151,122	$132,253	$145,718
Total interest expense	21,535	30,551	34,708	39,943	59,666

Net interest income	155,600	141,255	116,414	92,310	86,052
Provision for loan losses	2,750	3,500	72,850	11,150	27,016

Net interest income after provision for loan losses	152,850	137,755	43,564	81,160	59,036
Non-interest income	47,969	41,309	65,049	30,659	22,615
Gain on sale of equity investment	—	—	—	—	6,102
Non-interest expense	102,368	94,722	85,001	72,883	75,717

Income before income taxes	98,451	84,342	23,612	38,936	12,036
Provision for income taxes	35,429	29,601	6,021	12,130	1,920

Net income	63,022	54,741	17,591	26,806	10,116
Preferred stock dividends and accretion of discount on preferred stock	—	1,828	2,680	2,576	—

Net income available to common stockholders	$63,022	$52,913	$14,911	$24,230	$10,116

Per share data:
Basic earnings per common share	$2.24	$1.86	$0.53	$1.03	$0.46
Diluted earnings per common share	2.23	1.85	0.52	1.02	0.45
Diluted earnings per common share excluding intangible amortization(1)	2.29	1.91	0.58	1.06	0.50
Book value per common share	18.34	16.77	15.02	14.71	12.95
Tangible book value per common share (2) (5)	14.86	14.35	12.52	12.66	10.36
Dividends—common	0.5800	0.2680	0.2165	0.2182	0.2018
Average common shares outstanding	28,137	28,416	28,361	23,627	21,798
Average diluted shares outstanding	28,315	28,612	28,600	23,884	22,344
Performance ratios:
Return on average assets	1.58%	1.50%	0.55%	1.03%	0.39%
Return on average assets excluding intangible amortization (6)	1.66	1.57	0.61	1.10	0.44
Return on average common equity	12.75	11.77	3.41	7.45	3.51
Return on average tangible common equity excluding intangible amortization (2) (7)	15.87	14.39	4.40	9.49	4.88
Net interest margin (9)	4.70	4.69	4.27	4.09	3.82
Efficiency ratio (3)	47.88	49.13	44.41	55.98	62.68
Asset quality:
Non-performing non-covered assets to total non-covered assets	1.30%	1.53%	2.08%	2.12%	1.42%
Non-performing non-covered loans to total non-covered loans	1.17	1.56	2.62	2.05	1.53
Allowance for loan losses to non-performing non-covered loans	165.62	189.64	107.77	107.57	135.08
Allowance for loans losses to total non-covered loans	1.94	2.96	2.83	2.20	2.06
Net (recoveries) charge-offs on loans not covered by loss share to average non-covered loans	0.40	0.26	3.19	0.43	1.01

Summary Consolidated Financial Data—Continued

	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$4,242,130	$3,604,117	$3,762,646	$2,684,865	$2,580,093
Investment securities – available for sale	726,223	671,221	469,864	322,115	355,244
Loans receivable not covered by loss share	2,331,199	1,760,086	1,892,374	1,950,285	1,956,232
Loans receivable covered by FDIC loss share	384,884	481,739	575,776	—	—
Allowance for loan losses	50,632	52,129	53,348	42,968	40,385
Intangible assets	97,742	68,283	71,110	57,737	56,585
Non-interest-bearing deposits	666,414	464,581	392,622	302,228	249,349
Total deposits	3,483,452	2,858,031	2,961,798	1,835,423	1,847,908
Subordinated debentures (trust preferred securities)	28,867	44,331	44,331	47,484	47,575
Stockholders’ equity	515,473	474,066	476,925	464,973	283,044
Capital ratios:
Common equity to assets	12.15%	13.15%	11.4%	15.48%	10.97%
Tangible common equity to tangible assets (2) (8)	10.08	11.48	9.65	13.63	8.97
Tier 1 leverage ratio (4)	10.95	12.48	12.15	17.42	10.87
Tier 1 risk-based capital ratio	13.94	17.04	16.69	20.76	12.70
Total risk-based capital ratio	15.20	18.30	17.95	22.02	13.95
Dividend payout—common	26.15	13.90	35.01	19.11	43.53

(1)	Diluted earnings per share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 23,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available for sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 24,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(9)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2012, 2011 and 2010. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2012, we had, on a consolidated basis, total assets of $4.24 billion, loans receivable, net of $2.67 billion, total deposits of $3.48 billion, and stockholders’ equity of $515.5 million.

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

Key Financial Measures

	As of or for the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Total assets	$4,242,130	$3,604,117	$3,762,646
Loans receivable not covered by loss share	2,331,199	1,760,086	1,892,374
Loans receivable covered by FDIC loss share	384,884	481,739	575,776
Allowance for loan losses	50,632	52,129	53,348
FDIC claims receivable	45,224	30,216	8,414
Total deposits	3,483,452	2,858,031	2,961,798
Total stockholders’ equity	515,473	474,066	476,925
Net income available to all stockholders	63,022	54,741	17,591
Net income available to common stockholders	63,022	52,913	14,911
Basic earnings per common share	2.24	1.86	0.53
Diluted earnings per common share	2.23	1.85	0.52
Diluted earnings per common share excluding intangible amortization (1)	2.29	1.91	0.58
Net interest margin—FTE	4.70%	4.69%	4.27%
Efficiency ratio	47.88	49.13	44.41
Return on average assets	1.58	1.50	0.55
Return on average common equity	12.75	11.77	3.41

(1)	See Table 23 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.

2012 Overview

Our net income increased 15.1% to $63.0 million for the year ended December 31, 2012, from $54.7 million for the same period in 2011. On a diluted earnings per share basis, our net earnings increased 20.5% to $2.23 for the year ended December 31, 2012, as compared to $1.85 for the same period in 2011.

The $8.3 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier including acquisition gains during 2012 when compared to a lower amount of non-recurring gains during 2011 offset by $7.2 million of merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the 2012 acquisitions were partially offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $2.8 million and $3.5 million for the years ended December 31, 2012 and 2011, respectively.

Our return on average assets was 1.58% for the year ended December 31, 2012, compared to 1.50% for the same period in 2011. Our return on average common equity was 12.75% for the year ended December 31, 2012, compared to 11.77% for the same period in 2011. The changes were primarily due to the previously discussed changes in net income for the year ended December 31, 2012, compared to the same period in 2011.

Our net interest margin, on a fully taxable equivalent basis, was 4.70% for the year ended December 31, 2012, compared to 4.69% for the same period in 2011. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our acquisitions have helped maintain the yield on the loan portfolio. For the year ended December 31, 2012, the effective yield on non-covered loans and covered loans was 6.28% and 7.63%, respectively.

Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 47.88% for the year ended December 31, 2012, compared to 49.13% for the same period in 2011. The improvement in the efficiency ratio is primarily associated with increased net interest income and non-interest income resulting from our 2012 acquisitions combined with acquisition gains during 2012 when compared to a lower amount of non-recurring gains during 2011 partially offset by merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the acquisitions of Vision, Heritage and Premier were offset by reductions in assessment fees and advertising expense.

Our total assets increased $638.0 million, an increase of 17.7%, to $4.24 billion as of December 31, 2012, from $3.60 billion as of December 31, 2011. Excluding the $1.02 billion of assets acquired from our 2012 acquisitions of Vision, Heritage and Premier, our total assets as of December 31, 2012 decreased $381.1 million, a decline of 10.6%. Our loan portfolio not covered by loss share increased $571.1 million, an increase of 32.4%, to $2.33 billion as of December 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $571.0 million of loans acquired during the year from our 2012 acquisitions of Vision, Heritage and Premier, our loan portfolio not covered by loss share increased slightly by $70,000, an increase of less than 0.01%. Our loan portfolio covered by loss share decreased by $96.9 million, a reduction of 20.1%, to $384.9 million as of December 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $41.4 million, an increase of 8.7%, to $515.5 million as of December 31, 2012, compared to $474.1 million as of December 31, 2011. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $67.0 million of comprehensive income less the $16.3 million of dividends paid for 2012 and $13.5 million used to repurchase 455,448 shares of common stock.

As of December 31, 2012, our non-performing non-covered loans decreased to $27.3 million, or 1.17%, of total non-covered loans from $27.5 million, or 1.56%, of total non-covered loans as of December 31, 2011. The allowance for loan losses as a percent of non-performing non-covered loans was 165.6% as of December 31, 2012, compared to 189.6% from December 31, 2011. Non-performing non-covered loans in Florida were $15.2 million at December 31, 2012 compared to $19.7 million as of December 31, 2011. Non-performing non-covered loans in Arkansas were $12.1 million at December 31, 2012 compared to $7.8 million as of December 31, 2011. As of December 31, 2012, no loans in Alabama were non-performing.

As of December 31, 2012, our non-performing non-covered assets increased to $47.8 million, or 1.30%, of total non-covered assets from $44.2 million, or 1.53%, of total assets as of December 31, 2011. Non-performing non-covered assets in Florida were $23.2 million at December 31, 2012 compared to $24.2 million as of December 31, 2011. Non-performing non-covered assets in Arkansas were $24.6 million at December 31, 2012 compared to $20.0 million as of December 31, 2011. As of December 31, 2012, no assets in Alabama were non-performing.

2011 Overview

Our net income increased 211.2% to $54.7 million for the year ended December 31, 2011, from $17.6 million for the same period in 2010. On a diluted earnings per share basis, our net earnings increased 255.8% to $1.85 for the year ended December 31, 2011, as compared to $0.52 for the same period in 2010.

One of the primary reasons for the increase in net income from 2010 to 2011 is the lower provision for loan losses. The Company was able to reduce its provision for loan losses from $72.9 million in 2010 to $3.5 million for 2011 as a result of improving asset quality during 2011. During 2010, the Company acquired six failed institutions in FDIC-assisted acquisitions. These acquisitions resulted in $34.5 million of bargain purchase gains and $5.2 million of merger expenses during 2010. We did not have any acquisitions during 2011. However, we were able to increase net interest income from 2010 to 2011 by $24.8 million as a result of the additional earning assets obtained in our FDIC-assisted transactions combined with a 42 basis point improvement in net interest margin. The FDIC-assisted transactions produced $1.0 million more in FDIC indemnification accretion during 2011 which was offset by increased costs associated with the asset growth. Additionally, we incurred $3.6 million of investment security losses from fraudulent bonds in 2010. During 2011, we were able to record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

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

Our efficiency ratio (calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income) was 49.13% for the year ended December 31, 2011, compared to 44.41% for the same period in 2010. The higher efficiency ratio is primarily due to the bargain purchase gains on our FDIC-assisted acquisitions during 2010 offset by the 2011 improvements in our net interest margin, changes in investment gains and losses, lower other real estate owned (“OREO”) losses and reduced merger expenses. Excluding these items our core efficiency ratio was 49.65% and 49.62% at December 31, 2011 and 2010, respectively.

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

Stock Options. In accordance with FASB ASC 718, Compensation—Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Vision Bank.

Acquisition Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss-sharing agreement with the FDIC.

Prior to the acquisition, Heritage operated three banking offices located in Tampa, Lutz and Wesley Chapel, Florida. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $224.8 million in assets including a cash settlement of $82.3 million to balance the transaction, federal funds sold of $7.0 million, approximately $92.6 million in performing loans including loan discounts, core deposit intangible of $1.1 million and approximately $219.5 million of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Heritage Bank.

Acquisition Premier Bank

On December 1, 2012, Home BancShares, Inc. completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank, a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to the Premier Agreement with PBHC, dated August 14, 2012. The Company has merged Premier with and into the Company’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank. The Company paid a purchase price to PBHC of $1,415,000 for the Acquisition.

The Acquisition was conducted in accordance with the provisions of Section 363 of the Bankruptcy Code pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the Bankruptcy Court on August 14, 2012. The sale of Premier by PBHC was subject to certain bidding procedures approved by the Bankruptcy Court. No qualifying competing bids were received. The Bankruptcy Court entered a final order on November 29, 2012 approving the sale of Premier to the Company pursuant to and in accordance with the Premier Agreement.

Prior to the acquisition, Premier conducted banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one). Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $264.8 million in assets, $12.5 million in investment securities, $4.0 million of federal funds sold, $138.1 million in loans including loan discounts, $5.1 million of bank premises and equipment, $7.6 million of foreclosed assets, $8.6 million of goodwill, $1.9 million of core deposit intangible, $5.7 million in cash value of life insurance, $246.3 million of deposits and $13.3 million of FHLB borrowed funds.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Premier Bank.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Coastal and Bayside.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

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

Future Acquisitions

In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can be a profitable growth strategy. In the near term, our principal acquisition focus will be to expand our presence in Florida, Arkansas, South Alabama and other nearby markets through pursuing additional FDIC-assisted acquisition opportunities and non FDIC-assisted bank acquisitions. While we seek to be a successful bidder to the FDIC on one or more additional failed depository institutions within our targeted markets, there is no assurance that we will be the winning bidder on other FDIC-assisted transactions.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2012, 2011 and 2010 no de novo branches were opened. During 2013, we currently have plans for one additional de novo branch location on Highway 30A in Seagrove, Florida.

During 2012, we closed two branches acquired in the Vision acquisition. These branch closures were completed to eliminate repetitive branches and maximize profitability from the Vision transaction. We also added 9 new branches with the FDIC-assisted acquisition of Heritage (3 branches) and acquisition of Premier (6 branches). During January 2013, one branch in south Arkansas was closed. It is anticipated three to four branches will close in the Tallahassee, FL area early in the second quarter of 2013. The Company currently has 46 branches in Arkansas, 54 branches in Florida and 7 branches in Alabama.

Results of Operations for the Years Ended December 31, 2012, 2011 and 2010

Our net income increased 15.1% to $63.0 million for the year ended December 31, 2012, from $54.7 million for the same period in 2011. On a diluted earnings per share basis, our net earnings increased 20.5% to $2.23 for the year ended December 31, 2012, as compared to $1.85 for the same period in 2011.

The $8.3 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier including acquisition gains during 2012 when compared to a lower amount of non-recurring gains during 2011 offset by $7.2 million of merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the 2012 acquisitions were partially offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $2.8 million and $3.5 million for the year ended December 31, 2012 and 2011, respectively.

Our net income increased 211.2% to $54.7 million for the year ended December 31, 2011, from $17.6 million for the same period in 2010. On a diluted earnings per share basis, our net earnings increased 255.8% to $1.85 for the year ended December 31, 2011, as compared to $0.52 for the same period in 2010.

One of the primary reasons for the increase in net income from 2010 to 2011 is the lower provision for loan losses. The Company was able to reduce its provision for loan losses from $72.9 million in 2010 to $3.5 million for 2011 as a result of improving asset quality during 2011. During 2010, the Company acquired six failed institutions in FDIC-assisted acquisitions. These acquisitions resulted in $34.5 million of bargain purchase gains and $5.2 million of merger expenses during 2010. We did not have any acquisitions during 2011. However, we were able to increase in net interest income from 2010 to 2011 by $24.8 million as a result of the additional earning assets obtained in our FDIC-assisted transactions combined with a 42 basis point improvement in net interest margin. The FDIC-assisted transactions produced $1.0 million more in FDIC indemnification accretion during 2011 which was offset by increased costs associated with the asset growth. Additionally, we incurred $3.6 million of investments security losses from fraudulent bonds in 2010. During 2011, we were able to record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

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

Net interest income on a fully taxable equivalent basis increased $14.4 million, or 9.8%, to $160.1 million for the year ended December 31, 2012, from $145.7 million for the same period in 2011. This increase in net interest income was the result of a $5.3 million increase in interest income combined with a $9.0 million decrease in interest expense. The $5.3 million increase in interest income was primarily the result of a higher level of earning assets offset by the repricing of our earning assets. The higher level of earning assets resulted in an improvement in interest income of $12.0 million, while the repricing of our earning assets resulted in a $6.7 million decrease in interest income for the year ended December 31, 2012. The $9.0 million decrease in interest expense for the year ended December 31, 2012, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in our average time deposits, FHLB and other borrowed funds and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $7.6 million decrease in interest expense. The lower level of our average time deposits, FHLB and other borrowed funds and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of $1.4 million.

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

Net interest margin, on a fully taxable equivalent basis, was 4.70% for the year ended December 31, 2012 compared to 4.69% for the same period in 2011, respectively Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our acquisitions have helped maintain the yield on the loan portfolio. For the year ended December 31, 2012, the effective yield on non-covered loans and covered loans was 6.28% and 7.63%, respectively.

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

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2012, 2011 and 2010, as well as changes in fully taxable equivalent net interest margin for the years 2012 compared to 2011 and 2011 compared to 2010.

Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest income	$177,135	$171,806	$151,122
Fully taxable equivalent adjustment	4,475	4,467	4,151

Interest income—fully taxable equivalent	181,610	176,273	155,273
Interest expense	21,535	30,551	34,708

Net interest income—fully taxable equivalent	$160,075	$145,722	$120,565

Yield on earning assets—fully taxable equivalent	5.34%	5.68%	5.50%
Cost of interest-bearing liabilities	0.74	1.13	1.46
Net interest spread—fully taxable equivalent	4.60	4.55	4.04
Net interest margin—fully taxable equivalent	4.70	4.69	4.27

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2012 vs. 2011	2011 vs. 2010
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$12,026	$11,871
Increase (decrease) in interest income due to change in earning asset yields	(6,689)	9,129
(Increase) decrease in interest expense due to change in interest-bearing liabilities	1,431	(1,994)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	7,585	6,151

Increase (decrease) in net interest income	$14,353	$25,157

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2012, 2011 and 2010. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2012			2011			2010
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$165,862	$379	0.23%	$178,476	$418	0.23%	$177,418	$408	0.23%
Federal funds sold	7,175	17	0.24	5,735	11	0.19	15,500	37	0.24
Investment securities—taxable	580,826	11,226	1.93	400,152	9,244	2.31	232,578	7,052	3.03
Investment securities—non-taxable	158,231	10,023	6.33	150,776	10,017	6.64	141,066	9,323	6.61
Loans receivable	2,490,901	159,965	6.42	2,369,216	156,583	6.61	2,257,310	138,453	6.13

Total interest-earning assets	3,402,995	181,610	5.34	3,104,355	176,273	5.68	2,823,872	155,273	5.50

Non-earning assets	575,728			553,901			401,314

Total assets	$3,978,723			$3,658,256			$3,225,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,501,093	$3,572	0.24%	$1,132,798	$5,084	0.45%	$898,272	$5,242	0.58%
Time deposits	1,148,072	11,417	0.99	1,318,868	17,884	1.36	1,140,383	19,060	1.67

Total interest-bearing deposits	2,649,165	14,989	0.57	2,451,666	22,968	0.94	2,038,655	24,302	1.19
Federal funds purchased	273	1	0.37	12	—	0.00	19	—	0.00
Securities sold under agreement to repurchase	67,040	407	0.61	66,851	483	0.72	64,694	497	0.77
FHLB and other borrowed funds	136,312	4,364	3.20	150,146	4,940	3.29	220,590	7,574	3.43
Subordinated debentures	39,852	1,774	4.45	44,331	2,160	4.87	46,462	2,335	5.03

Total interest-bearing liabilities	2,892,642	21,535	0.74	2,713,006	30,551	1.13	2,370,420	34,708	1.46

Non-interest-bearing liabilities
Non-interest-bearing deposits	569,017			443,781			344,778
Other liabilities	22,946			26,870			22,980

Total liabilities	3,484,605			3,183,657			2,738,178
Stockholders’ equity	494,118			474,599			487,008

Total liabilities and stockholders’ equity	$3,978,723			$3,658,256			$3,225,186

Net interest spread			4.60%			4.55%			4.04%
Net interest income and margin		$160,075	4.70		$145,722	4.69		$120,565	4.27

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2012 compared to 2011 and 2011 compared to 2010 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2012 over 2011			2011 over 2010
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(29)	$(10)	$(39)	$2	$8	$10
Federal funds sold	3	3	6	(20)	(6)	(26)
Investment securities—taxable	3,673	(1,691)	1,982	4,172	(1,980)	2,192
Investment securities—non-taxable	483	(477)	6	645	49	694
Loans receivable	7,896	(4,514)	3,382	7,072	11,058	18,130

Total interest income	12,026	(6,689)	5,337	11,871	9,129	21,000

Interest expense:
Interest-bearing transaction and savings deposits	1,335	(2,847)	(1,512)	1,201	(1,359)	(158)
Time deposits	(2,114)	(4,353)	(6,467)	2,728	(3,904)	(1,176)
Federal funds purchased	1	—	1	—	—	—
Securities sold under agreement to repurchase	1	(77)	(76)	17	(31)	(14)
FHLB and other borrowed funds	(446)	(130)	(576)	(2,330)	(304)	(2,634)
Subordinated debentures	(208)	(178)	(386)	(105)	(70)	(175)

Total interest expense	(1,431)	(7,585)	(9,016)	1,511	(5,668)	(4,157)

Increase (decrease) in net interest income	$13,457	$896	$14,353	$10,360	$14,797	$25,157

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

While general economic trends have improved in the past year, we cannot be certain that the current economic conditions will considerably improve in the near future. Recent and ongoing events at the national and international levels continue to create uncertainty in the financial markets. Despite these economic uncertainties, we continue to follow our historically conservative procedures for lending and evaluating the provision and allowance for loan losses. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios.

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall during a recession. The recent recession has harshly impacted the real estate market in Florida. The economic conditions particularly in our Florida market have improved over the past year, although not to pre-recession levels. Our Arkansas markets’ economies have been fairly stable over the past several years with no boom or bust. As a result, the Arkansas economy fared better with its real estate values during this time period.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. The provision for non-covered loans was $1.3 million for the year ended December 31, 2012, $3.5 million for December 31, 2011, and $72.9 million for 2010. The provision for covered loans was $1.5 million for the year ended December 31, 2012.

Our provision for loan losses for non-covered loans decreased $2.2 million, or 64.3% to $1.3 million for the year ended December 31, 2012, from $3.5 million for 2011. The net loans charged off for non-covered loans for the year ended December 31, 2012 were $8.2 million compared to $4.7 million for the same period in 2011. The provision for loan losses for non-covered loans in our Florida market was approximately $787,000 for 2012. The decrease in the provision for loan losses for non-covered loans from 2011 to 2012 is primarily associated with the $4.5 million improvement in non-performing loans when excluding $4.3 million of non-performing loans acquired through the Heritage and Premier transactions.

Impairment testing on the estimated cash flows of the covered loans during 2012 established that two pools evaluated had experienced projected credit deterioration. As a result of this projection, we recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the year. Since these loans are covered by loss share with the FDIC, we were able to increase its indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Of the $8.2 million net charged off for the non-covered impaired loans, approximately $5.0 million is from our Florida market. The remaining $3.2 million predominately relates to net charge-offs on loans in our Arkansas market. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

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

Non-Interest Income

Total non-interest income was $48.0 million in 2012, compared to $41.3 million in 2011 and $65.0 million in 2010. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the years ended December 31, 2012, 2011, and 2010, respectively, as well as changes for the years 2012 compared to 2011 and 2011 compared to 2010.

Table 5: Non-Interest Income

	Years Ended December 31,			2012 Change		2011 Change
	2012	2011	2010	from 2011		from 2010
	(Dollars in thousands)
Service charges on deposit accounts	$15,069	$14,087	$13,600	$982	7.0%	$487	3.6%
Other service charges and fees	12,428	9,929	7,371	2,499	25.2	2,558	34.7
Mortgage lending income	5,192	2,993	3,111	2,199	73.5	(118)	(3.8)
Mortgage servicing income	—	—	314	—	0.0	(314)	(100.0)
Insurance commissions	1,869	1,856	1,180	13	0.7	676	57.3
Income from title services	462	448	463	14	3.1	(15)	(3.2)
Increase in cash value of life insurance	873	1,128	1,383	(255)	(22.6)	(255)	(18.4)
Dividends from FHLB, FRB, Bankers’ bank & other	1,167	680	561	487	71.6	119	21.2
Gain on acquisitions	5,205	—	34,484	5,205	100.0	(34,484)	(100.0)
Gain on sale of SBA loans	404	259	18	145	56.0	241	1,338.9
Gain (loss) on sale of premises and equipment, net	324	73	92	251	343.8	(19)	(20.7)
Gain (loss) on OREO, net	(49)	(638)	(950)	589	(92.3)	312	(32.8)
Gain (loss) on securities, net	9	2,248	(3,643)	(2,239)	(99.6)	5,891	(161.7)
FDIC indemnification accretion	1,721	5,517	4,508	(3,796)	(68.8)	1,009	22.4
Other income	3,295	2,729	2,557	566	20.7	172	6.7

Total non-interest income	$47,969	$41,309	$65,049	$6,660	16.1%	$(23,740)	(36.5)%

Non-interest income excluding gains on acquisitions increased $1.5 million, or 3.5%, to $42.8 million for the year ended December 31, 2012 from $41.3 million for the same period in 2011.

The primary factors that resulted in this increase include improvements related to service charges on deposits, other service charges and fees, mortgage lending income, changes in OREO gains and losses, gain on sales and other income offset by the expected reduction in income from FDIC indemnification accretion and gain on securities.

Additional details on some of the more significant changes are as follows:

•

The $3.5 million increase in service charges on deposit accounts and other service charges and fees is primarily from our acquisitions of Vision, Heritage and Premier plus increased inter-change transaction activity.

•

The $2.2 million increase in mortgage lending income is primarily related to increased mortgage lending activities resulting from the historically low rate environment during 2012 plus additional volume from the acquisitions of Vision, Heritage and Premier.

•

The $487,000 increase in dividends from FHLB, FRB, Bankers’ bank and other is primarily from a non-recurring dividend of approximately $463,000 from our investment in a private equity and venture capital firm which invests in small and lower middle market companies located in Arkansas and across the Midwest and Southeast United States.

•	A $359,000 gain on sale of premises and equipment was realized on the sale of an adjacent property next to one of our existing branch locations during 2012.

•	During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on fraudulent bonds charged off in 2010.

•

The increase in other income is primarily from our acquisition of Vision plus new rental income. In the Florida Keys we were able to lease out part of our excess facilities capacity. This lease produced approximately $231,000 of rental income during 2012.

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

Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2012, 2011, and 2010, as well as changes for the years ended 2012 compared to 2011 and 2011 compared to 2010.

Table 6: Non-Interest Expense

	Years Ended December 31,			2012 Change		2011 Change
	2012	2011	2010	from 2011		from 2010
	(Dollars in thousands)
Salaries and employee benefits	$47,289	$42,825	$38,881	$4,464	10.4%	$3,944	10.1%
Occupancy and equipment	14,500	14,197	13,164	303	2.1	1,033	7.8
Data processing expense	4,930	4,601	3,513	329	7.2	1,088	31.0
Other operating expenses:
Advertising	2,447	4,270	2,033	(1,823)	(42.7)	2,237	110.0
Merger and acquisition expenses	7,157	145	5,165	7,012	4,835.9	(5,020)	(97.2)
Amortization of intangibles	2,761	2,827	2,561	(66)	(2.3)	266	10.4
Amortization of mortgage servicing rights	—	—	436	—	0.0	(436)	(100.0)
Electronic banking expense	3,175	2,733	1,974	442	16.2	759	38.4
Directors’ fees	807	811	679	(4)	(0.5)	132	19.4
Due from bank service charges	536	496	439	40	8.1	57	13.0
FDIC and state assessment	2,313	4,283	3,676	(1,970)	(46.0)	607	16.5
Insurance	1,774	1,673	1,220	101	6.0	453	37.1
Legal and accounting	1,065	1,603	1,620	(538)	(33.6)	(17)	(1.0)
Mortgage servicing expense	—	—	158	—	0.0	(158)	(100.0)
Other professional fees	1,655	1,954	1,526	(299)	(15.3)	428	28.0
Operating supplies	1,134	1,168	889	(34)	(2.9)	279	31.4
Postage	896	942	675	(46)	(4.9)	267	39.6
Telephone	1,074	977	824	97	9.9	153	18.6
Other expense	8,855	9,217	5,568	(362)	(3.9)	3,649	65.5

Total non-interest expense	$102,368	$94,722	$85,001	$7,646	8.1%	$9,721	11.4%

Non-interest expense excluding merger expenses increased $634,000, or 0.7%, to $95.2 million for the year ended December 31, 2012, from $94.6 million for the same period in 2011.

Additional details on some of the more significant changes are as follows:

•	A $4.5 million increase in personnel costs primarily resulting from additional expense associated with the acquisitions of Vision, Heritage and Premier during 2012.

•	The $1.8 million decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2012.

•

The $2.0 million decrease in FDIC and state assessment is primarily a result of our successful efforts to decrease net charge-offs during 2011 as compared to 2010. The FDIC and state assessment is calculated in part based upon our level of net charge-offs during the prior year.

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

Income Taxes

The provision for income taxes increased $5.8 million, or 19.7%, to $35.4 million for the year ended December 31, 2012, from $29.6 million for 2011. The provision for income taxes increased $23.6 million, or 391.6%, to $29.6 million for the year ended December 31, 2011, from $6.0 million for 2010. The effective tax rate for the years ended December 31, 2012, 2011 and 2010 were 36.0%, 35.1% and 25.5%, respectively.

The higher effective income tax rate for 2012 is primarily associated with our higher pre-tax income for 2012. During 2011, we recorded $84.3 million of pre-tax income compared to $98.5 million in 2012 or an increase of $14.1 million. The increased pre-tax income at our marginal tax rate of 39.225% resulted in an increase of income taxes of approximately $5.5 million or 95.0% of the change for 2012.

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

Financial Conditions as of and for the Years Ended December 31, 2012 and 2011

Our total assets increased $638.0 million, an increase of 17.7%, to $4.24 billion as of December 31, 2012, from $3.60 billion as of December 31, 2011. Excluding the $1.02 billion of assets acquired from our 2012 acquisitions of Vision, Heritage and Premier, our total assets as of December 31, 2012 decreased $381.1 million, a decline of 10.6%. Our loan portfolio not covered by loss share increased $571.1 million, an increase of 32.4%, to $2.33 billion as of December 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $571.0 million of loans acquired during the year from our 2012 acquisitions of Vision, Heritage and Premier, our loan portfolio not covered by loss share increased slightly by $70,000, an increase of less than 0.01%. Our loan portfolio covered by loss share decreased by $96.9 million, a reduction of 20.1%, to $384.9 million as of December 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $41.4 million, an increase of 8.7%, to $515.5 million as of December 31, 2012, compared to $474.1 million as of December 31, 2011. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $67.0 million of comprehensive income less the $16.3 million of dividends paid for 2012 and $13.5 million used to repurchase 455,448 shares of common stock.

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

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.06 billion during 2012, $1.83 billion during 2011 and $1.96 billion during 2010. Non-covered loans were $2.33 billion, $1.76 billion and $1.89 billion as of December 31, 2012, 2011 and 2010, respectively. Excluding the $559.4 million of loans from Vision, Heritage and Premier at December 31, 2012, our legacy loan portfolio not covered by loss share increased by $11.7 million, an increase of less than 1%. The relatively static state of the legacy loan portfolio when compared to our historical expansion rates was not unexpected. This is primarily associated with historically low loan demand and payoffs in our non-covered portfolios as our customers have grown more cautious in this weaker economy.

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

As of December 31, 2012, we had $236.4 million of construction/land development loans which were collateralized by land. This consisted of $133.6 million for raw land and $102.8 million for land with commercial and/or residential lots.

Certain credit markets have experienced difficult conditions and volatility over the past several years, particularly Florida. Non-covered loans were $1.46 billion, $715.8 million and $157.2 million as of December 31, 2012 in Arkansas, Florida and Alabama, respectively.

Table 7 presents our period end loan balances not covered by loss share by category as of the dates indicated.

Table 7: Non-Covered Loan Portfolio

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,019,039	$698,986	$805,635	$808,983	$816,603
Construction/land development	254,800	361,846	348,768	368,723	320,398
Agricultural	32,513	28,535	26,798	33,699	23,603
Residential real estate loans:
Residential 1-4 family	549,269	349,543	371,381	382,504	391,255
Multifamily residential	129,742	56,909	59,319	62,609	56,440

Total real estate	1,985,363	1,495,819	1,611,901	1,656,518	1,608,299
Consumer	37,462	37,923	51,642	39,084	46,615
Commercial and industrial	256,908	176,276	184,014	219,847	255,153
Agricultural	19,825	21,784	16,549	10,280	23,625
Other	31,641	28,284	28,268	24,556	22,540

Loans receivable not covered by loss share	$2,331,199	$1,760,086	$1,892,374	$1,950,285	$1,956,232

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

As of December 31, 2012, non-covered commercial real estate loans totaled $1.31 billion, or 56.0% of our non-covered loan portfolio compared to $1.09 billion, or 61.9% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $270.6 million of non-covered residential real estate loans from Vision, Heritage and Premier at December 31, 2012, non-covered commercial real estate loans decreased by approximately $53.6 million. This decrease is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans to permanent financing of residential real estate during the second quarter of 2012. The remaining change is associated with a slight increase in loan demand for these types of loans offset by normal loan pay downs. Florida and Alabama total non-covered commercial real estate loans are approximately 16.8% and 3.4% of our total non-covered loan portfolio.

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

As of December 31, 2012, we had $679.0 million, or 29.1% of our non-covered loan portfolio, in non-covered residential real estate loans compared to the $406.5 million, or 23.1% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $223.3 million of non-covered residential real estate loans from Vision, Heritage and Premier at December 31, 2012, non-covered residential real estate loans increased by approximately $49.2 million. This increase is primarily related to the reclassification of $61.2 million of non-covered construction/land development loans offset by normal payoffs and pay downs combined with limited loan demand for these types of loans. Florida and Alabama total non-covered residential real estate loans are approximately 10.9% and 2.4% of our total non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2012, our non-covered installment consumer loan portfolio totaled $37.5 million, or 1.6% of our total non-covered loan portfolio, compared to the $37.9 million, or 2.2% of our non-covered loan portfolio as of December 31, 2011. Excluding the approximately $12.8 million of non-covered consumer loans from Vision, Heritage and Premier at December 31, 2012, non-covered consumer loans decreased by approximately $13.3 million. This decrease is primarily related to normal loan pay downs combined with a decreased loan demand. Florida and Alabama total non-covered consumer loans are approximately 0.8% and 0.1% of our total non-covered loan portfolio, respectively.

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

As of December 31, 2012, non-covered commercial and industrial loans outstanding totaled $256.9 million, or 11.0% of our non-covered loan portfolio, compared to $176.3 million, or 10.0% of our non-covered loan portfolio, as of December 31, 2011. Excluding the approximately $50.0 million of non-covered commercial and industrial loans from Vision, Heritage and Premier at December 31, 2012, non-covered commercial and industrial loans increased by approximately $30.6 million. This increase is primarily related to normal loan pay downs offset by an increase in loan demand. Florida and Alabama total non-covered commercial and industrial loans are approximately 2.0% and 0.8% of our total non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8: Total Loans Receivable

As of December 31, 2012

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,019,039	$164,723	$1,183,762
Construction/land development	254,800	66,713	321,513
Agricultural	32,513	2,282	34,795
Residential real estate loans
Residential 1-4 family	549,269	125,625	674,894
Multifamily residential	129,742	9,567	139,309

Total real estate	1,985,363	368,910	2,354,273
Consumer	37,462	39	37,501
Commercial and industrial	256,908	14,668	271,576
Agricultural	19,825	—	19,825
Other	31,641	1,267	32,908

Total	$2,331,199	$384,884	$2,716,083

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2012. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans) decrease the basis of the shared-loss agreements, with such decrease being accreted into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter.

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$318,685	$623,163	$241,914	$1,183,762
Construction/land development	179,561	114,307	27,645	321,513
Agricultural	12,129	8,990	13,676	34,795
Residential real estate loans
Residential 1-4 family	195,735	239,453	239,706	674,894
Multifamily residential	33,530	86,243	19,536	139,309

Total real estate	739,640	1,072,156	542,477	2,354,273
Consumer	15,603	20,949	949	37,501
Commercial and industrial	128,352	137,520	5,704	271,576
Agricultural	17,010	2,815	—	19,825
Other	8,145	16,506	8,257	32,908

Total loans receivable	$908,750	$1,249,946	$557,387	$2,716,083

Non-covered with fixed interest rates	$583,816	$916,447	$119,946	$1,620,209
Non-covered with floating interest rates	106,496	117,898	258,524	482,918
Acquired loans with accretable yield	218,438	215,601	178,917	612,956

Total	$908,750	$1,249,946	$557,387	$2,716,083

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

Table 10 sets forth information with respect to our non-performing non-covered assets as of December 31, 2012, 2011, 2010, 2009, and 2008. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 10: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-accrual non-covered loans	$21,336	$26,496	$48,924	$37,056	$28,524
Non-covered loans past due 90 days or more (principal or interest payments)	5,937	993	578	2,889	1,374

Total non-performing non-covered loans	27,273	27,489	49,502	39,945	29,898

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	20,393	16,660	11,626	16,484	6,763
Other non-performing non-covered assets	164	8	77	371	16

Total other non-performing non-covered assets	20,557	16,668	11,703	16,855	6,779

Total non-performing non-covered assets	$47,830	$44,157	$61,205	$56,800	$36,677

Allowance for loan losses to non-performing non-covered loans	165.62%	189.64%	107.77%	107.57%	135.08%
Non-performing non-covered loans to total non-covered loans	1.17	1.56	2.62	2.05	1.53
Non-performing non-covered assets to total non-covered assets	1.30	1.53	2.08	2.12	1.42

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 55.6% and 71.5% of our non-performing non-covered loans as of December 31, 2012 and 2011, respectively.

Total non-performing non-covered loans were $27.3 million as of December 31, 2012, compared to $27.5 million as of December 31, 2011 for a decrease of $216,000. Of the $216,000 decrease in non-performing loans, $4.3 million is from an increase in non-performing loans in our Arkansas market, a $4.5 million from a decrease in non-performing loans in our Florida market and no change in non-performing loans in Alabama from our Vision acquisition. Non-performing loans at December 31, 2012 are $12.1 million and $15.2 million in the Arkansas and Florida markets, respectively. Alabama had zero non-performing loans at December 31, 2012. The $15.2 million of non-performing loans in Florida included $4.3 million of non-performing loans at December 31, 2012 in connection with the Heritage and Premier acquisitions.

Although the current state of the real estate market has improved, uncertainties still present in the national economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at December 31, 2012, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

During the recent real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2012, we had $57.5 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $32.3 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. The amount of troubled debt restructurings had been increasing through 2010 as the Bank continued to work with borrowers who were experiencing financial difficulties. At December 31, 2012, the amount of troubled debt restructurings was $60.9 million, an increase of 14.3% from $53.3 million at December 31, 2011. 94.4% and 88.6% of all restructured loans were performing to the terms of the restructure as of December 31, 2012 and 2011, respectively.

Total foreclosed assets held for sale not covered by loss share were $20.4 million as of December 31, 2012, compared to $16.7 million as of December 31, 2011 for an increase of $3.7 million. The foreclosed assets held for sale not covered by loss share are comprised of $7.9 million of assets located in Florida with the remaining $12.5 million of assets located in Arkansas.

During 2012, we had one non-covered foreclosed property with a carrying value greater than $1.0 million. This large development loan in northwest Arkansas was moved into foreclosed assets during the first quarter of 2011 with no additional charge-off required at the time of foreclosure. The carrying value was $3.7 million at December 31, 2012. The losses on this loan were addressed during the fourth quarter of 2010 and the Company does not currently anticipate any additional losses on this property. As of December 31, 2012, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

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

At December 31, 2012, total foreclosed assets held for sale were $51.9 million. Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2012, 2011, 2010, 2009 and 2008.

Table 11: Total Foreclosed Assets Held For Sale

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,532	$9,024	$16,556	$8,159	$10,166	$18,325
Construction/land development	7,343	13,586	20,929	4,822	14,796	19,618
Agricultural	—	599	599	525	599	1,124
Residential real estate loans
Residential 1-4 family	5,518	8,317	13,835	3,154	9,617	12,771
Multifamily residential	—	—	—	—	—	—

Total foreclosed assets held for sale	$20,393	$31,526	$51,919	$16,660	$35,178	$51,838

	As of December 31, 2010			As of December 31,
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	2009	2008
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,697	$6,196	$11,893	$2,439	$4,723
Construction/land development	3,489	—	3,489	2,244	226
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,176	15,372	17,548	2,080	134
Multifamily residential	264	—	264	—	—

Total foreclosed assets held for sale	$11,626	$21,568	$33,194	$6,763	$5,083

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans may include non-performing loans (loans past due 90 days or more and non-accrual loans) and certain other loans identified by management that are still performing. As of December 31, 2012, average non-covered impaired loans were $133.5 million compared to $111.8 million as of December 31, 2011. The adoption of ASU No. 2011-02 during the third quarter of 2011 which required troubled debt restructurings to be classified as impaired loans was primarily the reason for the increase in average non-covered impaired loans. As of December 31, 2012, non-covered impaired loans were $127.2 million compared to $138.0 million as of December 31, 2011 for a decrease of $10.8 million. A $16.5 million reduction in loan balances for impaired loans not classified as TDR’s offset by a $5.7 million increase in impaired loans classified as TDRs as of December 31, 2012 when compared to December 31, 2011 accounted for this decrease. As of December 31, 2012, our Florida and Alabama markets accounted for $58.3 million and $3.6 million of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions and the 2012 acquisitions of Heritage and Premier for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these transactions were deemed to be impaired loans. These loans were not classified as nonperforming assets at December 31, 2012 and 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Non-performing loans and impaired loans are defined differently. Some loans may be included in both categories.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2012, 2011, 2010, 2009 and 2008:

Table 12: Total Non-Accrual Loans

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,659	$—	$3,659	$7,055	$—	$7,055
Construction/land development	2,680	—	2,680	2,226	—	2,226
Agricultural	140	—	140	178	—	178
Residential real estate loans
Residential 1-4 family	9,972	—	9,972	12,867	—	12,867
Multifamily residential	3,215	—	3,215	—	—	—

Total real estate	19,666	—	19,666	22,326	—	22,326
Consumer	593	—	593	1,369	—	1,369
Commercial and industrial	1,077	—	1,077	1,598	—	1,598
Agricultural	—	—	—	—	—	—
Other	—	—	—	1,203	—	1,203

Total non-accrual loans	$21,336	$—	$21,336	$26,496	$—	$26,496

	As of December 31, 2010			As of December 31,
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	2009	2008
	(in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,535	$—	$16,535	$10,068	$7,757
Construction/land development	6,808	—	6,808	4,951	9,007
Agricultural	220	—	220	115	410
Residential real estate loans
Residential 1-4 family	15,995	—	15,995	16,962	8,958
Multifamily residential	5,122	—	5,122	—	351

Total real estate	44,680	—	44,680	32,096	26,483
Consumer	1,308	—	1,308	177	98
Commercial and industrial	2,935	—	2,935	4,772	1,263
Agricultural	—	—	—	11	680
Other	1	—	1	—	—

Total non-accrual loans	$48,924	$—	$48,924	$37,056	$28,524

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.5 million for the year ended December 31, 2012, $2.5 million in 2011, and $2.6 million in 2010 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2012, 2011 and 2010 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2012, 2011, 2010, 2009 and 2008:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,437	$32,227	$33,664	$—	$34,765	$34,765
Construction/land development	1,296	14,962	16,258	—	42,808	42,808
Agricultural	—	548	548	—	328	328
Residential real estate loans
Residential 1-4 family	2,589	20,005	22,594	750	35,452	36,202
Multifamily residential	—	—	—	92	—	92

Total real estate	5,322	67,742	73,064	842	113,353	114,195
Consumer	95	—	95	132	265	397
Commercial and industrial	520	3,121	3,641	19	4,995	5,014
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$5,937	$70,863	$76,800	$993	$118,613	$119,606

	As of December 31, 2010			As of December 31,
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	2009	2008
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$32,695	$32,695	$—	$251
Construction/land development	1	45,920	45,921	—	115
Agricultural	—	1,407	1,407	—	—
Residential real estate loans
Residential 1-4 family	535	25,164	25,699	1	981
Multifamily residential	—	—	—	2,888	—

Total real estate	536	105,186	105,722	2,889	1,347
Consumer	34	335	369	—	—
Commercial and industrial	8	4,740	4,748	—	12
Agricultural	—	—	—	—	—
Other	—	—	—	—	15

Total loans accruing past due 90 days or more	$578	$110,261	$110,839	$2,889	$1,374

The Company’s total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 18.4% and 24.6% as of December 31, 2012 and 2011, respectively.

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

Charge-offs and Recoveries. Total charge-offs decreased to $10.8 million for the year ended December 31, 2012, compared to $14.7 million for the same period in 2011. Total recoveries decreased to $2.6 million for the year ended December 31, 2012, compared to $10.0 million for the same period in 2011. For the year ended December 31, 2012, the net charge-offs were $3.2 million for Arkansas and $5.0 million for Florida, respectively, equaling a net charge-off position of $8.2 million.

During 2012, there were $10.8 million in charge-offs and $2.6 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million

For the year ended December 31, 2011, the net recoveries were $1.8 million for Arkansas and net charge-offs were $6.5 million for Florida equaling a net charge-off position of $4.7 million.

During 2011, we had four large recoveries and two large charge-offs greater than $1.0 million related to debt settlement. These recoveries ranged from $1.3 million to $3.0 million and totaled $7.7 million of the $10.0 million recovered during 2011. These charge-offs ranged from $2.7 million to $3.1 million and totaled $5.8 million of the $14.7 million charged-off during 2011.

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

Table 14 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

Table 14: Analysis of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$52,129	$53,348	$42,968	$40,385	$29,406
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,384	3,850	16,705	2,762	5,743
Construction/land development	1,086	3,590	10,274	1,714	6,661
Agricultural	—	226	—	—	863
Residential real estate loans:
Residential 1-4 family	4,328	2,005	10,731	3,101	6,033
Multifamily residential	95	1,294	—	97	—

Total real estate	6,893	10,965	37,710	7,674	19,300
Consumer	865	2,464	2,500	1,523	442
Commercial and industrial	1,342	571	24,227	1,222	1,076
Agricultural	—	—	—	—	—
Other	1,693	695	16	50	102

Total loans charged off	10,793	14,695	64,453	10,469	20,920

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	970	212	800	268	1,172
Construction/land development	9	827	55	67	8
Agricultural	234	66	68	204	—
Residential real estate loans:
Residential 1-4 family	674	510	492	761	135
Multifamily residential	4	1,967	—	—	—

Total real estate	1,891	3,582	1,415	1,300	1,315
Consumer	134	183	501	435	83
Commercial and industrial	124	5,817	50	149	99
Agricultural	—	—	—	—	—
Other	435	394	17	18	4

Total recoveries	2,584	9,976	1,983	1,902	1,501

Net (recoveries) loans charged off	8,209	4,719	62,470	8,567	19,419
Allowance for loan losses of acquired institution	—	—	—	—	3,382
Provision for loan losses	1,250	3,500	72,850	11,150	27,016

Balance, end of year	$45,170	$52,129	$53,348	$42,968	$40,385

Discount for credit losses on non-covered loans acquired	81,717	2,513	844	67	206
Net (recoveries) charge-offs on loans not covered by loss share to average non-covered loans	0.40%	0.26%	3.19%	0.43%	1.01%
Allowance for loan losses for non-covered loans to period-end non-covered loans	1.94	2.96	2.83	2.20	2.06
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired	5.26	3.10	2.86	2.21	2.07
Allowance for loan losses for non-covered loans to net (recoveries) charge-offs	550	1,105	85	502	208

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

The changes for the period ended December 31, 2012 and 2011 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses for non-covered loans as of the dates indicated.

Table 15: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2012		2011		2010		2009		2008
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$19,781	43.7%	$20,160	39.7%	$16,874	42.6%	$13,284	41.5%	$16,010	41.7%
Construction/land development	5,816	10.9	7,945	20.6	12,002	18.5	9,624	18.9	9,369	16.4
Agricultural	193	1.4	208	1.6	373	1.4	284	1.7	255	1.2
Residential real estate loans:
Residential 1-4 family	10,467	23.6	9,586	19.9	11,065	19.6	10,654	19.6	6,814	20.0
Multifamily residential	3,346	5.6	2,610	3.2	3,232	3.1	694	3.2	880	2.9

Total real estate	39,603	85.2	40,509	85.0	43,546	85.2	34,540	84.9	33,328	82.2
Consumer	894	1.6	1,780	2.2	815	2.7	1,705	2.0	848	2.4
Commercial and industrial	3,870	11.0	6,308	10.0	6,357	9.7	6,067	11.3	4,945	13.0
Agricultural	394	0.8	1,478	1.2	207	0.9	279	0.5	816	1.2
Other	—	1.4	—	1.6	—	1.5	—	1.3	—	1.2
Unallocated	409	—	2,054	—	2,423	—	377	—	448	—

Total	$45,170	100.0%	$52,129	100.0%	$53,348	100.0%	$42,968	100.0%	$40,385	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio can be classified as held-to-maturity, available for sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2012 and 2011, we had no held-to-maturity or trading securities.

Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available for sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale. Available for sale securities were $726.2 million as of December 31, 2012, compared to $671.2 million as of December 31, 2011. The estimated effective duration of our securities portfolio was 2.8 years as of December 31, 2012.

As of December 31, 2012, $325.3 million, or 44.8%, of the available for sale securities were invested in mortgage-backed securities, compared to $142.3 million, or 21.2%, of the available for sale securities in the prior year. To reduce our income tax burden, $190.6 million, or 26.3%, of the available for sale securities portfolio as of December 31, 2012, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $167.1 million, or 24.9%, of the available for sale securities as of December 31, 2011. Also, we had approximately $190.7 million, or 26.3%, in obligations of U.S. Government-sponsored enterprises in the available for sale securities portfolio as of December 31, 2012, compared to $348.0 million, or 51.8%, of the available for sale securities in the prior year.

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

Table 16 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 16: Investment Securities

	As of December 31,
	2012				2011
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available for sale
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	316,770	8,751	(180)	325,341	138,383	4,054	(173)	142,264
State and political subdivisions	182,515	8,219	(96)	190,638	160,567	6,531	(29)	167,069
Other securities	19,379	138	(19)	19,498	14,310	—	(418)	13,892

Total	$706,475	$20,119	$(371)	$726,223	$658,049	$14,172	$(1,000)	$671,221

	As of December 31,
	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available for sale
U.S. government-sponsored enterprises	$198,248	$977	$(1,932)	$197,293
Mortgage-backed securities	113,557	2,820	(300)	116,077
State and political subdivisions	154,706	1,458	(2,457)	153,707
Other securities	2,858	—	(71)	2,787

Total	$469,369	$5,255	$(4,760)	$469,864

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2012, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2012
		1 Year	5 Years		Total	Total
	1 Year	Through	Through	Over	Amortized	Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available for sale
U.S. Government-sponsored enterprises	$125,228	$46,117	$15,909	$557	$187,811	$190,746
Mortgage-backed securities	27,941	111,837	158,212	18,780	316,770	325,341
State and political subdivisions	47,562	70,794	59,178	4,981	182,515	190,638
Other securities	6,532	7,791	—	5,056	19,379	19,498

Total	$207,263	$236,539	$233,299	$29,374	$706,475	$726,223

Percentage of total	29.3%	33.5%	33.0%	4.2%	100.0%

Weighted average yield	2.7%	3.2%	3.0%	3.1%	3.0%

Deposits

Our deposits averaged $3.22 billion for the year ended December 31, 2012, and $2.90 billion for 2011. Total deposits increased $625.4 million, or 21.9%, to $3.48 billion as of December 31, 2012, from $2.86 billion as of December 31, 2011. Excluding the $990.2 million of deposits acquired from our 2012 acquisitions, our deposits decreased by $364.8 million, a reduction of 12.8%. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of December 31, 2012 and December 31, 2011, brokered deposits were $56.9 million and $103.4 million, respectively. Included in these brokered deposits are $52.5 million and $41.9 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2012 and December 31, 2011, respectively. CDARS are deposits we have swapped our customer with other institutions. This gives our customer the potential for FDIC insurance of up to $50 million.

The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing and do not anticipate a significant change in total deposits unless our liquidity position changes. We believe that additional funds can be attracted and deposit growth can be obtained through deposit pricing if we experience increased loan demand or other liquidity needs.

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

Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2012, 2011, and 2010.

Table 18: Average Deposit Balances and Rates

	Years Ended December 31,
	2012		2011		2010
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$569,017	—%	$443,781	—%	$344,778	—%
Interest-bearing transaction accounts	1,333,572	0.25	1,001,372	0.46	811,010	0.60
Savings deposits	167,521	0.15	131,426	0.36	87,262	0.45
Time deposits:
$100,000 or more	639,889	0.77	778,856	1.28	643,784	1.52
Other time deposits	508,183	1.28	540,012	1.47	496,599	1.87

Total	$3,218,182	0.47%	$2,895,447	0.79%	$2,383,433	1.02%

Table 19 presents our maturities of large denomination time deposits as of December 31, 2012 and 2011.

Table 19: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2012		2011
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$159,143	29.0%	$199,604	28.4%
Over three months to six months	126,844	23.1	151,566	21.5
Over six months to 12 months	148,601	27.1	217,129	30.9
Over 12 months	114,528	20.8	134,872	19.2

Total	$549,116	100.0%	$703,171	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $4.0 million, or 6.4%, from $62.3 million as of December 31, 2011 to $66.3 million as of December 31, 2012.

FHLB Borrowings

Our FHLB borrowed funds were $130.4 million and $142.8 million at December 31, 2012 and December 31, 2011, respectively. All of the outstanding balance for December 31, 2012 and 2011 were issued as long-term advances. Our remaining FHLB borrowing capacity was $640.5 million and $468.8 million as of December 31, 2012 and December 31, 2011, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $28.9 million and $44.3 million as of December 31, 2012 and 2011, respectively.

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

The Company holds $28.9 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. We have been approved and are planning to pay off $25.8 million of subordinated debentures currently at a floating rate of 3.46% during the first quarter of 2013. We are also evaluating the remaining $3.1 million of subordinated debentures and expect to pay off part or all of the remaining subordinated debentures during the second quarter of 2013.

Stockholders’ Equity

Stockholders’ equity was $515.5 million at December 31, 2012 compared to $474.1 million at December 31, 2011, an increase of 8.7%. As of December 31, 2012 and 2011 our common equity to asset ratio was 12.2% and 13.2%, respectively. Book value per common share was $18.34 at December 31, 2012 compared to $16.77 at December 31, 2011, a 9.4% increase.

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

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.5800, $0.2680 and $0.2165 for the years ended December 31, 2012, 2011 and 2010, respectively. The common stock dividend payout ratio for the year ended December 31, 2012, 2011 and 2010 was 26.15%, 13.90% and 35.01%, respectively. During the fourth quarter of 2012, the Board of Directors paid a second $0.13 per share dividend for the quarter on December 31, 2012. This dividend was declared by the Board of Directors as a special one-time cash dividend.

Stock Repurchase Program. During 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For 2012, the Company repurchased a total of 455,448 shares with a weighted average stock price of $29.72. The 2012 earnings were used to fund these repurchases. The total shares repurchased to date under the program are 755,448 shares. The remaining balance available for repurchase is 432,552 shares at December 31, 2012.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($35.8 million as of December 31, 2012) and dividends received from our bank subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2012 and December 31, 2011, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of December 31, 2012 and 2011.

Table 20: Risk-Based Capital

	As of December 31,
	2012	2011
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$515,473	$474,066
Qualifying trust preferred securities	28,000	43,000
Goodwill and core deposit intangibles, net	(96,785)	(67,131)
Unrealized (gain) loss on available for sale securities	(12,001)	(8,004)
Deferred tax assets	(3,529)	—

Total Tier 1 capital	431,158	441,931

Tier 2 capital
Qualifying allowance for loan losses	38,807	32,670

Total Tier 2 capital	38,807	32,670

Total risk-based capital	$469,965	$474,601

Average total assets for leverage ratio	$3,939,206	$3,541,739

Risk weighted assets	$3,092,707	$2,594,155

Ratios at end of year
Leverage ratio	10.95%	12.48%
Tier 1 risk-based capital	13.94	17.04
Total risk-based capital	15.20	18.30
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Table 21 presents actual capital amounts and ratios as of December 31, 2012 and 2011, for our bank subsidiary and us.

Table 21: Capital and Ratios

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2012
Leverage ratios:
Home BancShares	$431,158	10.95%	$157,501	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	9.84	157,623	4.00		197,028	5.00
Tier 1 capital ratios:
Home BancShares	$431,158	13.94%	$123,718	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	12.57	123,390	4.00		185,084	6.00
Total risk-based capital ratios:
Home BancShares	$469,965	15.20%	$247,350	8.00%	$	N/A	N/A	%
Centennial Bank	426,454	13.83	246,683	8.00		308,354	10.00

As of December 31, 2011
Leverage ratios:
Home BancShares	$441,931	12.48%	$141,645	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	11.65	138,948	4.00		173,685	5.00
Tier 1 capital ratios:
Home BancShares	$441,931	17.04%	$103,740	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	15.68	103,236	4.00		154,855	6.00
Total risk-based capital ratios:
Home BancShares	$474,601	18.30%	$207,476	8.00%	$	N/A	N/A	%
Centennial Bank	437,197	16.94	206,468	8.00		258,086	10.00

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

Table 22 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2012.

Table 22: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$1,636	$2,682	$2,334	$2,703	$9,355
FHLB advances	30,000	5,500	5,000	89,888	130,388
Subordinated debentures	—	—	—	28,867	28,867
Loan commitments	227,357	66,558	58,052	55,115	407,082
Letters of credit	15,830	571	20	—	16,421

Non-GAAP Financial Measurements

We had $97.7 million, $68.3 million, and $71.1 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2012, 2011 and 2010, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 23 through 27, respectively.

Table 23: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
GAAP net income available to common stockholders	$63,022	$52,913	$14,911
Intangible amortization after-tax	1,678	1,718	1,556

Earnings available to common stockholders excluding intangible amortization	$64,700	$54,631	$16,467

GAAP diluted earnings per common share	$2.23	$1.85	$0.52
Intangible amortization after-tax	0.06	0.06	0.06

Diluted earnings per common share excluding intangible amortization	$2.29	$1.91	$0.58

Table 24: Tangible Book Value Per Share

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$18.34	$16.77	$15.02
Tangible book value per common share: (A-C-D)/B	14.86	14.35	12.52

(A) Total common equity	$515,473	$474,066	$427,469
(B) Common shares outstanding	28,107	28,276	28,452
(C) Goodwill	85,681	59,663	59,663
(D) Core deposit and other intangibles	12,061	8,620	11,447

Table 25: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Return on average assets: A/C	1.58%	1.50%	0.55%
Return on average assets excluding intangible amortization: B/(C-D)	1.66	1.57	0.61
(A) Net income available to all stockholders	$63,022	$54,741	$17,591
Intangible amortization after-tax	1,678	1,718	1,556

(B) Earnings excluding intangible amortization	$64,700	$56,459	$19,147

(C) Average assets	$3,978,723	$3,658,256	$3,225,186
(D) Average goodwill, core deposits and other intangible assets	86,349	69,675	63,704

Table 26: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Return on average common equity: A/C	12.75%	11.77%	3.41%
Return on average tangible common equity: B/(C-D)	15.87	14.39	4.40
(A) Net income available to common stockholders	$63,022	$52,913	$14,911
(B) Earnings available to common stockholders excluding intangible amortization	64,700	54,631	16,467
(C) Average common equity	494,118	449,401	437,647
(D) Average goodwill, core deposits and other intangible assets	86,349	69,675	63,704

Table 27: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Equity to assets: B/A	12.15%	13.15%	12.68%
Common equity to assets: C/A	12.15	13.15	11.36
Tangible equity to tangible assets: (C-D-E)/(A-D-E)	10.08	11.48	9.65

(A) Total assets	$4,242,130	$3,640,117	$3,762,646
(B) Total equity	515,473	474,066	476,925
(C) Total common equity	515,473	474,066	427,469
(D) Goodwill	85,681	59,663	59,663
(E) Core deposit and other intangibles	12,061	8,620	11,447

Table 28 presents selected unaudited quarterly financial information for 2012 and 2011.

Table 28: Quarterly Results

	2012 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$42,988	$45,089	$43,542	$45,516	$177,135
Total interest expense	6,454	5,930	4,917	4,234	21,535

Net interest income	36,534	39,159	38,625	41,282	155,600
Provision for loan losses	—	1,333	167	1,250	2,750

Net interest income (loss) after provision for loan losses	36,534	37,826	38,458	40,032	152,850
Total non-interest income	10,103	11,053	10,626	16,187	47,969
Total non-interest expense	24,386	24,424	23,981	29,577	102,368

Income (loss) before income taxes	22,251	24,455	25,103	26,642	98,451
Income tax expense (benefit)	7,753	8,965	9,008	9,703	35,429

Net income (loss)	$14,498	$15,490	$16,095	$16,939	$63,022

Per share data:
Basic earnings	$0.51	$0.55	$0.58	$0.60	$2.24
Diluted earnings	0.51	0.55	0.57	0.60	2.23
Diluted earnings excluding intangible amortization	0.52	0.57	0.58	0.62	2.29

	2011 Quarter
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$42,755	$43,580	$43,259	$42,212	$171,806
Total interest expense	8,228	7,881	7,547	6,895	30,551

Net interest income	34,527	35,699	35,712	35,317	141,255
Provision for loan losses	1,250	—	—	2,250	3,500

Net interest income (loss) after provision for loan losses	33,277	35,699	35,712	33,067	137,755
Total non-interest income	10,040	9,127	9,960	12,182	41,309
Total non-interest expense	23,861	23,856	23,736	23,269	94,722

Income (loss) before income taxes	19,456	20,970	21,936	21,980	84,342
Income tax expense (benefit)	6,740	7,424	7,624	7,813	29,601

Net income (loss)	$12,716	$13,546	$14,312	$14,167	$54,741

Per share data:
Basic earnings (loss)	$0.42	$0.46	$0.48	$0.50	$1.86
Diluted earnings (loss)	0.42	0.45	0.48	0.50	1.85
Diluted earnings (loss) excluding intangible amortization	0.44	0.46	0.50	0.51	1.91

Recent Accounting Pronouncements

See Note 26 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2012, our cash and cash equivalents were $231.9 million, or 5.5% of total assets, compared to $184.3 million, or 5.1% of total assets, as of December 31, 2011. Our investment securities and federal funds sold were $743.4 million as of December 31, 2012 and $672.3 million as of December 31, 2011.

Our investment portfolio is comprised of approximately 62.8% or $443.8 million of securities which mature in less than five years. As of December 31, 2012 and 2011, $532.8 million and $465.5 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2012 and 2011, approximately $1.29 billion, or 47.3%, and $1.25 billion, or 55.5%, respectively, of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2012, our total deposits were $3.48 billion, or 82.1% of total assets, compared to $2.86 billion, or 79.3% of total assets, as of December 31, 2011. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of December 31, 2012 and 2011. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $130.4 million and $142.8 million at December 31, 2012 and December 31, 2011, respectively. All of the 2012 and 2011 outstanding balance were issued as long-term advances. Our FHLB borrowing capacity was $640.5 million and $468.8 million as of December 31, 2012 and December 31, 2011.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2012, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 29 presents our sensitivity to net interest income as of December 31, 2012.

Table 29: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	7.61%
Up 100 basis points	3.81
Down 100 basis points	(5.24)
Down 200 basis points	(11.11)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of December 31, 2012 was asset sensitive with a one-year cumulative repricing gap of 8.1%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 30 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2012.

Table 30: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$129,883	$—	$—	$—	$—	$—	$—	$129,883
Federal funds sold	17,148	—	—	—	—	—	—	17,148
Investment securities	42,709	85,495	58,550	84,869	112,968	138,984	202,648	726,223
Loans receivable	539,862	277,767	345,083	473,562	419,298	539,602	70,277	2,665,451

Total earning assets	729,602	363,262	403,633	558,431	532,266	678,586	272,925	3,538,705

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	69,694	139,387	209,082	418,163	284,543	257,993	405,185	1,784,047
Time deposits	111,867	168,503	246,286	289,365	109,682	106,964	324	1,032,991
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	56,336	—	—	—	1,326	3,977	4,639	66,278
FHLB and other borrowed funds	6	12	115	30,135	279	10,360	89,481	130,388
Subordinated debentures	28,867	—	—	—	—	—	—	28,867

Total interest-bearing liabilities	266,770	307,902	455,483	737,663	395,830	379,294	499,629	3,042,571

Interest rate sensitivity gap	$462,832	$55,360	$(51,850)	$(179,232)	$136,436	$299,292	$(226,704)	$496,134

Cumulative interest rate sensitivity gap	$462,832	$518,192	$466,342	$287,110	$423,546	$722,838	$496,134
Cumulative rate sensitive assets to rate sensitive liabilities	273.5%	190.2%	145.3%	116.2%	119.6%	128.4%	116.3%
Cumulative gap as a % of total earning assets	13.1	14.6	13.2	8.1	12.0	20.4	14.0

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December, 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 4, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

March 4, 2013

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated March 4, 2013, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

March 4, 2013

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2012	2011
Assets
Cash and due from banks	$101,972	$57,337
Interest-bearing deposits with other banks	129,883	126,967

Cash and cash equivalents	231,855	184,304
Federal funds sold	17,148	1,100
Investment securities—available for sale	726,223	671,221
Loans receivable not covered by loss share	2,331,199	1,760,086
Loans receivable covered by FDIC loss share	384,884	481,739
Allowance for loan losses	(50,632)	(52,129)

Loans receivable, net	2,665,451	2,189,696
Bank premises and equipment, net	113,883	88,465
Foreclosed assets held for sale not covered by loss share	20,393	16,660
Foreclosed assets held for sale covered by FDIC loss share	31,526	35,178
FDIC indemnification asset	139,646	193,856
Cash value of life insurance	59,219	52,700
Accrued interest receivable	16,305	15,551
Deferred tax asset, net	46,998	22,850
Goodwill	85,681	59,663
Core deposit and intangibles	12,061	8,620
Other assets	75,741	64,253

Total assets	$4,242,130	$3,604,117

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand and non-interest-bearing	$666,414	$464,581
Savings and interest-bearing transaction accounts	1,784,047	1,189,098
Time deposits	1,032,991	1,204,352

Total deposits	3,483,452	2,858,031
Securities sold under agreements to repurchase	66,278	62,319
FHLB borrowed funds	130,388	142,777
Accrued interest payable and other liabilities	17,672	22,593
Subordinated debentures	28,867	44,331

Total liabilities	3,726,657	3,130,051

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,106,527 in 2012 and 28,275,507 in 2011	281	283
Capital surplus	416,354	425,649
Retained earnings	86,837	40,130
Accumulated other comprehensive income	12,001	8,004

Total stockholders’ equity	515,473	474,066

Total liabilities and stockholders’ equity	$4,242,130	$3,604,117

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2012	2011	2010
Interest income:
Loans	$159,359	$155,954	$137,862
Investment securities
Taxable	11,226	9,244	7,052
Tax-exempt	6,154	6,179	5,763
Deposits—other banks	379	418	408
Federal funds sold	17	11	37

Total interest income	177,135	171,806	151,122

Interest expense:
Interest on deposits	14,989	22,968	24,302
Federal funds purchased	1	—	—
FHLB and other borrowed funds	4,364	4,940	7,574
Securities sold under agreements to repurchase	407	483	497
Subordinated debentures	1,774	2,160	2,335

Total interest expense	21,535	30,551	34,708

Net interest income	155,600	141,255	116,414
Provision for loan losses	2,750	3,500	72,850

Net interest income after provision for loan losses	152,850	137,755	43,564

Non-interest income:
Service charges on deposit accounts	15,069	14,087	13,600
Other services charges and fees	12,428	9,929	7,371
Mortgage lending income	5,192	2,993	3,111
Mortgage servicing income	—	—	314
Insurance commissions	1,869	1,856	1,180
Income from title services	462	448	463
Increase in cash value of life insurance	873	1,128	1,383
Dividends from FHLB, FRB, Bankers’ bank & other	1,167	680	561
Gain on acquisitions	5,205	—	34,484
Gain on sale of SBA loans	404	259	18
Gain (loss) on sale of premises and equipment, net	324	73	92
Gain (loss) on OREO, net	(49)	(638)	(950)
Gain (loss) on securities, net	9	2,248	(3,643)
FDIC indemnification accretion	1,721	5,517	4,508
Other income	3,295	2,729	2,557

Total non-interest income	47,969	41,309	65,049

Non-interest expense:
Salaries and employee benefits	47,289	42,825	38,881
Occupancy and equipment	14,500	14,197	13,164
Data processing expense	4,930	4,601	3,513
Other operating expenses	35,649	33,099	29,443

Total non-interest expense	102,368	94,722	85,001

Income before income taxes	98,451	84,342	23,612
Income tax expense	35,429	29,601	6,021

Net income available to all stockholders	63,022	54,741	17,591
Preferred stock dividends and accretion of discount on preferred stock	—	1,828	2,680

Net income available to common stockholders	$63,022	$52,913	$14,911

Basic earnings per common share	$2.24	$1.86	$0.53

Diluted earnings per common share	$2.23	$1.85	$0.52

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)	2012	2011	2010
Net income available to all stockholders	$63,022	$54,741	$17,591
Net unrealized gain (loss) on available-for-sale securities	6,586	14,924	(3,438)
Less: reclassification adjustment for realized (gains) losses included in income	(9)	(2,248)	3,643

Other comprehensive income (loss), before tax effect	6,577	12,676	205
Tax effect	(2,580)	(4,973)	(80)

Other comprehensive income (loss)	3,997	7,703	125

Comprehensive income	$67,019	$62,444	$17,716

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2010	$49,275	$257	$363,519	$51,746	$176	$464,973
Comprehensive income:
Net income	—	—	—	17,591	—	17,591
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $80	—	—	—	—	125	125

Comprehensive income						17,716
Accretion of discount on preferred stock	181	—	—	(181)	—	—
Net issuance of 174,898 shares of common stock from exercise of stock options	—	3	1,552	—	—	1,555
Disgorgement of profits	—	—	11	—	—	11
Tax benefit from stock options exercised	—	—	964	—	—	964
Share-based compensation	—	—	376	—	—	376
Cash dividends—Preferred Stock—5%	—	—	—	(2,500)	—	(2,500)
Cash dividends—Common Stock, $0.2165 per share	—	—	—	(6,159)	—	(6,159)
10% Stock dividend—Common Stock	—	25	66,540	(66,576)	—	(11)

Balances at December 31, 2010	49,456	285	432,962	(6,079)	301	476,925
Comprehensive income:
Net income	—	—	—	54,741	—	54,741
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $4,973	—	—	—	—	7,703	7,703

Comprehensive income						62,444
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	544	—	—	(544)	—	—
Net issuance of 90,940 shares of common stock from exercise of stock options	—	1	714	—	—	715
Repurchase of 300,000 shares of common stock	—	(3)	(6,765)	—	—	(6,768)
Tax benefit from stock options exercised	—	—	562	—	—	562
Share-based compensation	—	—	382	—	—	382
Cash dividends—Preferred Stock—5%	—	—	—	(1,286)	—	(1,286)
Cash dividends—Common Stock, $0.268 per share	—	—	—	(7,608)	—	(7,608)

Balances at December 31, 2011	—	283	425,649	40,130	8,004	474,066
Comprehensive income:
Net income	—	—	—	63,022	—	63,022
Other comprehensive income (loss):
Unrealized gain on investment securities available for sale, net of tax effect of $2,580	—	—	—	—	3,997	3,997

Comprehensive income						67,019
Net issuance of 177,707 shares of common stock from exercise of stock options plus issuance of 4,761 bonus shares of unrestricted common stock	—	2	1,956	—	—	1,958
Repurchase of 455,448 shares of common stock	—	(5)	(13,544)	—	—	(13,549)
Tax benefit from stock options exercised	—	—	1,377	—	—	1,377
Share-based compensation	—	1	916	—	—	917
Cash dividends—Common Stock, $0.58 per share	—	—	—	(16,315)	—	(16,315)

Balances at December 31, 2012	$—	$281	$416,354	$86,837	$12,001	$515,473

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2012	2011	2010
Operating Activities
Net income	$63,022	$54,741	$17,591
Adjustments to reconcile net income to net cash provided by (used in)operating activities:
Depreciation	5,990	5,681	5,387
Amortization/(accretion)	6,696	1,506	(733)
Share-based compensation	917	382	376
Tax benefits from stock options exercised	(1,377)	(562)	(964)
Gain (loss) on assets	(121)	1,145	4,421
Gain on acquisitions	(5,205)	—	(34,484)
Provision for loan losses	2,750	3,500	72,850
Deferred income tax effect	(434)	(9,237)	386
Increase in cash value of life insurance	(873)	(1,128)	(1,383)
Originations of mortgage loans held for sale	(182,763)	(116,873)	(156,159)
Proceeds from sales of mortgage loans held for sale	171,067	120,565	136,288
Changes in assets and liabilities:
Accrued interest receivable	(754)	625	2,617
Indemnification and other assets	68,295	37,039	18,375
Accrued interest payable and other liabilities	(9,531)	(4,708)	(8,177)

Net cash provided by (used in) operating activities	117,679	92,676	56,391

Investing Activities
Net (increase) decrease in federal funds sold	(5,027)	26,748	14,907
Net (increase) decrease in loans net, excluding loans acquired	66,493	168,532	62,951
Purchases of investment securities—available for sale	(427,667)	(408,251)	(199,918)
Proceeds from maturities of investment securities—available for sale	384,505	214,258	131,968
Proceeds from sale of investment securities—available for sale	1,623	1,116	21,504
Proceeds from foreclosed assets held for sale	38,806	25,576	20,995
Proceeds from sale of SBA loans	6,250	4,524	268
Sale of mortgage servicing portfolio	—	—	225
Purchases of premises and equipment, net	(13,518)	(13,022)	(16,223)
Death benefits received	—	700	1,585
Net cash proceeds received in market acquisitions	205,190	—	—
Net cash proceeds received in FDIC-assisted acquisitions	105,645	—	281,509

Net cash provided by (used in) investing activities	362,300	20,181	319,771

Financing Activities
Net increase (decrease) in deposits net, excluding deposits acquired	(364,810)	(103,767)	(147,422)
Net increase (decrease) in securities sold under agreements to repurchase	(421)	(12,140)	12,459
Net increase (decrease) in FHLB and other borrowed funds	(25,668)	(34,493)	(117,765)
Retirement of subordinated debentures	(15,000)	—	(3,252)
Repurchase of common stock	(13,549)	(6,768)	—
Repurchase of preferred stock and common stock warrant	—	(51,300)	—
Proceeds from exercise of stock options plus issuance of bonus shares of unrestricted common stock	1,958	715	1,555
Disgorgement of profits	—	—	11
Tax benefits from stock options exercised	1,377	562	964
Dividends paid on preferred stock	—	(1,286)	(2,500)
Dividends paid on common stock	(16,315)	(7,608)	(6,170)

Net cash provided by (used in) financing activities	(432,428)	(216,085)	(262,120)

Net change in cash and cash equivalents	47,551	(103,228)	114,042
Cash and cash equivalents—beginning of year	184,304	287,532	173,490

Cash and cash equivalents—end of year	$231,855	$184,304	$287,532

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed assets, the valuations of assets acquired and liabilities assumed in business combinations, covered loans and the related indemnification asset. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, demand deposits with banks and interest-bearing deposits with other banks. The financial institutions holding the Company’s cash accounts are participating in the FDIC’s Transaction Account Guarantee Program. Under that program all non-interest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Pursuant to legislation enacted in 2010, the FDIC fully insured all non-interest-bearing transaction accounts through December 31, 2012, at all FDIC-insured institutions.

As scheduled, the unlimited insurance coverage for non-interest-bearing transaction accounts provided under the Dodd-Frank Wall Street Reform and Consumer Protection Act expired on December 31, 2012. Deposits held in non-interest-bearing transaction accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category, and the combined total insured up to $250,000.

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

Securities available for sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income, net of taxes. Securities that are held as available for sale are used as a part of HBI’s asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available for sale.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans subject to contractual limitations of the loss share agreements. Because the acquired loans are subject to the accounting prescribed by ASC Topic 310, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans or pools) decrease the basis of the shared-loss agreements, with such decrease being amortized against non-interest income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Upon the determination of an incurred loss, the indemnification asset is reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in other assets until cash is received from the FDIC.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2012, 2011 and 2010, as required by FASB ASC 350, Intangibles—Goodwill and Other. The tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The notional amount of the loans was $18.7 million at December 31, 2012 and $19.3 million at December 31, 2011. The impact to the 2012 and 2011 financial statements was $1.6 million and $2.1 million, respectively, in other assets with a corresponding amount in other liabilities.

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

Earnings per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2012	2011	2010
	(In thousands)
Net income available to all stockholders	$63,022	$54,741	$17,591
Less: Preferred stock dividends and accretion of discount on preferred stock	—	1,828	2,680

Net income available to common stockholders	$63,022	$52,913	$14,911

Average common shares outstanding	28,137	28,416	28,361
Effect of common stock options	178	196	239

Diluted common shares outstanding	28,315	28,612	28,600

Basic earnings per common share	$2.24	$1.86	$0.53
Diluted earnings per common share	$2.23	$1.85	$0.52

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion of the acquisition of Old Southern.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion of the acquisition of Key West.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion of the acquisition of Costal and Bayside.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion of the acquisition of Wakulla.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2010 for an additional discussion of the acquisition of Gulf State.

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

Pursuant to the Vision Agreement, Centennial assumed approximately $522.8 million in customer deposits and acquired approximately $355.8 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain Vision performing loans nor any of its non-performing loans or other real estate owned. As part of the acquisition, Centennial acquired the real estate and other assets related to Vision’s 17 banking offices, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. On July 12, 2012, the Company closed two of these branches located in Port St. Joe, Florida. These branch closures were completed to eliminate repetitive branches and maximize profitability. Included in the acquisition were the fixed assets located within the Vision offices, the safe deposit business conducted at the Vision offices, cash on hand, prepaid expenses and Vision’s rights under contracts related to the Vision offices. Centennial also assumed the liabilities and obligations of Vision with respect to the safe deposit business, the assumed contracts, third-party leases for the real estate leased by Vision and equipment and operating leases related to the Vision offices. In addition, pursuant to the Vision Agreement, Park granted Centennial a put option to sell an aggregate of $7.5 million of the purchased loans back to Park at cost for a period of up to six months after the closing date. As of December 31, 2012, the Company has exercised its option to sell back 45 loans totaling approximately $7.5 million. On the closing date, Park made a cash payment to Centennial of approximately $119.5 million.

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

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Vision Bank
	Acquired from Park	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$20,711	$119,523	$140,234
Loans receivable	355,750	(15,453)	340,297

Total loans receivable	355,750	(15,453)	340,297
Bank premises and equipment, net	12,496	—	12,496
Deferred tax asset	—	11,247	11,247
Goodwill	—	17,427	17,427
Core deposit intangibles	—	3,190	3,190
Other assets	4,612	—	4,612

Total assets acquired	$393,569	$135,934	$529,503

Liabilities
Deposits
Demand and non-interest-bearing	$78,073	$—	$78,073
Savings and interest-bearing transaction accounts	273,134	—	273,134
Time deposits	171,627	1,598	173,225

Total deposits	522,834	1,598	524,432
Other liabilities	5,071	—	5,071

Total liabilities assumed	$527,905	$1,598	$529,503

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $119.5 million adjustment is the cash settlement received from Park on the closing date.

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

The Company’s operating results for 2012, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the significant fair value adjustments recorded, as well as not obtaining any non-performing assets and certain performing loans, historical results are not believed to be relevant to the Company’s results, and thus no pro-forma information is presented.

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

Acquisition Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank of Florida (Heritage) from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted not to enter into a loss-sharing agreement with the FDIC.

Prior to the acquisition, Heritage operated three banking offices located in Tampa, Lutz and Wesley Chapel, Florida. Excluding the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $184.6 million in assets plus a cash settlement to balance the transaction, approximately $135.8 million in performing loans excluding loan discounts and approximately $219.5 million of deposits.

Centennial Bank did not acquire the real estate, banking facilities, furniture and equipment of Heritage as part of the purchase and assumption agreement but exercised its option to purchase these assets at fair market value from the FDIC. Fair market values for the real estate, facilities, furniture and equipment were based on current appraisals. Centennial Bank leased these facilities and equipment from the FDIC until it exercised its option. In the first quarter of 2013, Centennial Bank purchased $3.1 million of bank premises and equipment from the FDIC.

Centennial Bank has determined that the acquisition of the net assets of Heritage constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Heritage Bank of Florida
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$6,945	$82,350	$89,295
Interest-bearing deposits with other banks	16,350	—	16,350
Federal funds sold	7,016	—	7,016
Loans receivable not covered by loss share	135,810	(43,199)	92,611

Total loans receivable	135,810	(43,199)	92,611
Core deposit intangibles	—	1,066	1,066
Other assets	18,471	—	18,471

Total assets acquired	$184,592	$40,217	$224,809

Liabilities
Deposits
Demand and non-interest-bearing	$93,697	$—	$93,697
Savings and interest-bearing transaction accounts	6,018	—	6,018
Time deposits	119,785	—	119,785

Total deposits	219,500	—	219,500
Other liabilities	104	—	104

Total liabilities assumed	$219,604	$—	$219,604

Pre-tax gain on acquisition			$5,205

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $82.4 million adjustment is the first pro-forma cash settlement received from the FDIC on Monday following the closing weekend.

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

Core deposit intangible – This intangible asset represents the value of the relationships that Heritage had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits as the Bank was able to reset deposit rates to market rates currently offered.

The Company’s operating results for the period ended December 31, 2012, include the operating results of the acquired assets and assumed liabilities subsequent to the November 2, 2012 acquisition date. Due to the significant fair value adjustments recorded and its nature as an FDIC-assisted transaction, Heritage’s historical results are not believed to be relevant to the Company’s results, and thus no pro-forma information is presented.

Acquisition Premier Bank

On December 1, 2012, Home BancShares, Inc. completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank, a Florida state-chartered bank with its principal office located in Tallahassee, Florida (“Premier”), pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company has merged Premier with and into the Company’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank.

Prior to the acquisition, Premier conducted banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one). The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

The acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the United States Bankruptcy Court for the Northern District of Florida (the “Bankruptcy Court”) on August 14, 2012. The sale of Premier by PBHC was subject to certain bidding procedures approved by the Bankruptcy Court. No qualifying competing bids were received. The Bankruptcy Court entered a final order on November 29, 2012 approving the sale of Premier to the Company pursuant to and in accordance with the Premier Agreement.

Centennial Bank has determined that the acquisition of the net assets of Premier constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values becomes available. In addition, the tax treatment is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Premier Bank
	Acquired from PBHC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$5,020	$(1,415)	$3,605
Interest-bearing deposits with other banks	61,351	—	61,351
Investment securities	11,518	(15)	11,503
Federal funds sold	4,005	—	4,005
Loans not covered by loss share	167,663	(29,528)	138,135
Allowance for loan losses	(4,305)	4,305	—

Total loans receivable	163,358	(25,223)	138,135
Bank premises and equipment, net	6,942	(1,872)	5,070
Foreclosed assets held for sale not covered by loss share	11,117	(3,509)	7,608
Deferred tax asset	—	15,047	15,047
Goodwill	—	8,591	8,591
Core deposit intangibles	—	1,946	1,946
Cash value of life insurance	5,655	—	5,655
Other assets	2,254	—	2,254

Total assets acquired	$271,220	$(6,450)	$264,770

Liabilities
Deposits
Demand and non-interest-bearing	$149,782	$—	$149,782
Savings and interest-bearing transaction accounts	13,085	—	13,085
Time deposits	83,432	—	83,432

Total deposits	246,299	—	246,299
Securities sold under agreements to repurchase	4,380	—	4,380
FHLB borrowed funds	13,000	279	13,279
Other liabilities	812	—	812

Total liabilities assumed	264,491	279	264,770

Equity	6,729	(6,729)	—

Total equity assumed	6,729	(6,729)	—

Total liabilities and equity assumed	$271,220	$(6,450)	$264,770

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $1.4 million adjustment is the cash settlement paid to PBHC on the closing date.

Investment securities – Investment securities were acquired from Premier with only a slight adjustment to market value.

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

Foreclosed assets held for sale – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs of disposal.

Deferred tax asset – The deferred tax asset of $15.0 million as of acquisition date is made up of $3.7 million of deferred tax asset associated with Premier’s legacy deferred tax asset and $11.3 million associated with fair value adjustments made as a result of the acquisition. These amounts are related to the differences between the financial statement and tax bases of assets acquired and liabilities assumed in this transaction. The Company was able to reverse $3.7 million of Premier’s legacy tax valuation allowance because of the higher earnings expectations of the combined entities.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets received; therefore, the Company recorded $8.6 million of goodwill.

Core deposit intangible – This intangible asset represents the value of the relationships that Premier Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits.

Cash value of life insurance – Cash value of life insurance was acquired from Premier at market value.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Premier’s certificates of deposits were at the market rates of similar funding at the time of acquisition.

Securities sold under agreements to repurchase – Securities sold under agreements to repurchase were acquired from Premier at market value.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities. These borrowings were paid off shortly after acquisition at their carrying values.

The Company’s operating results for 2012, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the significant fair value adjustments recorded and the fact Premier was acquired under bankruptcy proceedings, historical results are not believed to be relevant to the Company’s results, and thus no pro-forma information is presented.

FDIC-Assisted Acquisitions – Other Matters

In an FDIC-assisted acquisition, we may acquire certain assets and assume certain liabilities of the former institution with or without a loss share agreement with the FDIC. Any regulatory agreements or orders that existed for the former institution do not apply to the assuming institution. We, as the assuming institution, are evaluated separately by our regulators and any weaknesses of the former institution are considered in the separate evaluation. Also, the loss share agreement helps to mitigate any weaknesses that may have existed in the former institution.

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	December 31, 2012
	Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

	December 31, 2011
	Available for sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

Assets, principally investment securities, having a carrying value of approximately $532.8 million and $403.2 million at December 31, 2012 and 2011, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $66.3 million and $62.3 million at December 31, 2012 and 2011, respectively.

The amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$207,263	$209,265
Due after one year through five years	236,539	242,347
Due after five years through ten years	233,299	243,636
Due after ten years	29,374	30,975

Total	$706,475	$726,223

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

There were no securities classified as held to maturity at December 31, 2012, 2011 and 2010.

During the year ended December 31, 2012, $1.6 million of available for sale securities were sold. The gross realized gains and losses on these sales totaled approximately $21,000 and $12,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the year ended December 31, 2011, $1.1 million of available for sale securities were sold. The gross realized gains on these sales totaled approximately $5,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During 2010, we became aware that fraudulent rural improvement district bonds had been sold to various financial institutions in Arkansas. As a result of the fraud, the board of directors authorized a $3.6 million other than temporary charge to our investment securities. During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

During the year ended December 31, 2010, $21.5 million of available for sale securities were sold. The gross realized gains and losses on these sales each totaled approximately $1.1 million. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

For the year ended December 31, 2012, the Company had approximately $54,000 in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 62.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities available for sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2012 and 2011:

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$26,002	$(22)	$10,477	$(54)	$36,479	$(76)
Mortgage-backed securities	36,675	(180)	—	—	36,675	(180)
State and political subdivisions	15,797	(96)	—	—	15,797	(96)
Other securities	1,973	(19)	—	—	1,973	(19)

Total	$80,447	$(317)	$10,477	$(54)	$90,924	$(371)

	December 31, 2011
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$89,714	$(363)	$2,569	$(17)	$92,283	$(380)
Mortgage-backed securities	22,626	(173)	—	—	22,626	(173)
State and political subdivisions	1,478	(4)	1,999	(25)	3,477	(29)
Other securities	13,392	(418)	—	—	13,392	(418)

Total	$127,210	$(958)	$4,568	$(42)	$131,778	$(1,000)

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,019,039	$698,986
Construction/land development	254,800	361,846
Agricultural	32,513	28,535
Residential real estate loans
Residential 1-4 family	549,269	349,543
Multifamily residential	129,742	56,909

Total real estate	1,985,363	1,495,819
Consumer	37,462	37,923
Commercial and industrial	256,908	176,276
Agricultural	19,825	21,784
Other	31,641	28,284

Loans receivable not covered by loss share	$2,331,199	$1,760,086

During the year ended December 31, 2012, the Company sold $5.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $404,000. The Company sold $4.2 million of the guaranteed portion of certain SBA loans during the year ended December 31, 2011, which resulted in a gain of approximately $259,000.

Mortgage loans held for resale of approximately $22.0 million and $10.3 million at December 31, 2012 and 2011, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2012 and 2011 were not material.

The Company evaluated loans purchased in conjunction with the acquisition of Vision described in Note 2, Business Combinations, in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. None of the purchased non-covered loans were considered impaired at the date of acquisition. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company evaluated loans purchased in conjunction with the acquisitions of Heritage and Premier described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the acquisitions of Old Southern, Key West, Coastal-Bayside, Wakulla and Gulf State described in Note 2, Business Combinations, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. The following table reflects the carrying value of all purchased FDIC covered impaired loans as of December 31, 2012 and December 31, 2011 for the Company:

	December 31,	December 31,
	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$164,723	$189,380
Construction/land development	66,713	103,535
Agricultural	2,282	3,155
Residential real estate loans
Residential 1-4 family	125,625	148,692
Multifamily residential	9,567	8,933

Total real estate	368,910	453,695
Consumer	39	334
Commercial and industrial	14,668	26,884
Agricultural	—	—
Other	1,267	826

Loans receivable covered by FDIC loss share (1)	$384,884	$481,739

(1)	These loans were not classified as nonperforming assets at December 31, 2012 and December 31, 2011, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of December 31, 2012 and 2011, $70.9 million and $118.6 million, respectively, were accruing past due loans 90 days or more.

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

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the year ended December 31, 2012:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,129	$—	$52,129
Loans charged off	(10,793)	(2,042)	(12,835)
Recoveries of loans previously charged off	2,584	2	2,586

Net loans recovered (charged off)	(8,209)	(2,040)	(10,249)
Provision for loan losses for non-covered loans	1,250	—	1,250
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	7,502	7,502
Benefit attributable to FDIC loss share agreements	—	(6,002)	(6,002)

Net provision for loan losses	1,250	1,500	2,750
Increase in FDIC indemnification asset	—	6,002	6,002

Balance, December 31	$45,170	$5,462	$50,632

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2012, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $81.7 million and $2.5 million at December 31, 2012 and December 31, 2011, respectively.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(1,086)	(1,384)	(4,423)	(1,342)	(2,558)	—	(10,793)
Recoveries of loans previously charged off	9	1,204	678	124	569	—	2,584

Net loans recovered (charged off)	(1,077)	(180)	(3,745)	(1,218)	(1,989)	—	(8,209)
Provision for loan losses	(1,052)	(214)	5,362	(1,220)	19	(1,645)	1,250

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,070	$14,215	$9,365	$1,421	$338	$—	$29,409
Loans collectively evaluated for impairment	1,746	5,759	4,448	2,449	950	409	15,761

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,181	$93,610	$33,994	$3,690	$746	$—	$160,221
Loans collectively evaluated for impairment	210,333	862,128	559,066	227,447	83,932	—	1,942,906

Loans evaluated for impairment balance, December 31	238,514	955,738	593,060	231,137	84,678	—	2,103,127

Acquired loans from Heritage and Premier	16,286	95,814	85,951	25,771	4,250	—	228,072

Balance, December 31	$254,800	$1,051,552	$679,011	$256,908	$88,928	$—	$2,331,199

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2011, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2011. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3,590)	(4,076)	(3,299)	(571)	(3,159)	—	(14,695)
Recoveries of loans previously charged off	827	278	2,477	5,817	577	—	9,976

Net loans recovered (charged off)	(2,763)	(3,798)	(822)	5,246	(2,582)	—	(4,719)
Provision for loan losses	(1,294)	6,919	(1,279)	(5,295)	4,818	(369)	3,500

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,517	$29,818	$9,535	$2,798	$—	$173,202
Loans collectively evaluated for impairment	336,312	622,004	376,634	166,741	85,193	—	1,586,884

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2010, and the recorded investment in allowance for loan losses and loans based on portfolio segment by impairment method as of December 31, 2010. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	As of December 31, 2010
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$9,624	$13,568	$11,348	$6,067	$1,984	$377	$42,968
Loans charged off	(10,274)	(16,705)	(10,731)	(24,227)	(2,516)	—	(64,453)
Recoveries of loans previously charged off	55	868	492	50	518	—	1,983

Net loans recovered (charged off)	(10,219)	(15,837)	(10,239)	(24,177)	(1,998)	—	(62,470)
Provision for loan losses	12,597	19,516	13,188	24,467	1,036	2,046	72,850

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Period end amount allocated to:
Loans individually evaluated for impairment	$7,602	$9,912	$9,843	$2,625	$438	$—	$30,420
Loans collectively evaluated for impairment	4,400	7,335	4,454	3,732	584	2,423	22,928

Balance, end of year	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,556	$69,010	$35,077	$16,939	$1,136	$—	$147,718
Loans collectively evaluated for impairment	323,212	763,423	395,623	167,075	95,323	—	1,744,656

Balance, end of year	$348,768	$832,433	$430,700	$184,014	$96,459	$—	$1,892,374

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2012 and December 31, 2011:

	December 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,670	$399	$5,096	$14,165	$1,004,874	$1,019,039	$1,437
Construction/land development	374	732	3,976	5,082	249,718	254,800	1,296
Agricultural	—	—	140	140	32,373	32,513	—
Residential real estate loans
Residential 1-4 family	3,724	1,978	12,561	18,263	531,006	549,269	2,589
Multifamily residential	157	4,439	3,215	7,811	121,931	129,742	—

Total real estate	12,925	7,548	24,988	45,461	1,939,902	1,985,363	5,322
Consumer	780	187	688	1,655	35,807	37,462	95
Commercial and industrial	1,310	254	1,597	3,161	253,747	256,908	520
Agricultural and other	262	116	—	378	51,088	51,466	—

Total	$15,277	$8,105	$27,273	$50,655	$2,280,544	$2,331,199	$5,937

	December 31, 2011
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$764	$1,758	$7,055	$9,577	$689,409	$698,986	$—
Construction/land development	848	650	2,226	3,724	358,122	361,846	—
Agricultural	—	—	178	178	28,357	28,535	—
Residential real estate loans
Residential 1-4 family	2,064	251	13,617	15,932	333,611	349,543	750
Multifamily residential	—	—	92	92	56,817	56,909	92

Total real estate	3,676	2,659	23,168	29,503	1,466,316	1,495,819	842
Consumer	656	268	1,501	2,425	35,498	37,923	132
Commercial and industrial	234	211	1,617	2,062	174,214	176,276	19
Agricultural and other	176	17	1,203	1,396	48,672	50,068	—

Total	$4,742	$3,155	$27,489	$35,386	$1,724,700	$1,760,086	$993

Non-accruing loans not covered by loss share at December 31, 2012 and December 31, 2011 were $21.3 million and $26.5 million, respectively.

The following is a summary of the non-covered impaired loans as of December 31, 2012, 2011 and 2010:

	December 31, 2012
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$74,952	$73,631	$14,215	$74,360	$3,828
Construction/land development	20,592	20,366	4,070	20,803	956
Agricultural	—	—	—	7	1
Residential real estate loans
Residential 1-4 family	19,717	19,491	6,852	21,230	810
Multifamily residential	10,515	10,515	2,513	7,716	353

Total real estate	125,776	124,003	27,650	124,116	5,948
Consumer	752	746	338	1,078	51
Commercial and industrial	2,511	2,436	1,421	7,366	413
Agricultural and other	—	—	—	962	21

Total	$129,039	$127,185	$29,409	$133,522	$6,433

	December 31, 2011
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$80,316	$80,179	$15,050	$52,757	$2,913
Construction/land development	21,600	19,606	4,428	19,077	963
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,419	20,243	6,272	19,914	858
Multifamily residential	6,577	6,576	2,213	7,039	350

Total real estate	133,912	126,604	27,963	99,266	5,094
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,619	3,503	10,984	730
Agricultural and other	1,203	1,203	1,203	241	—

Total	$147,263	$138,022	$33,671	$111,839	$5,870

	December 31, 2010
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,078	$36,884	$9,697	$18,366	$1,922
Construction/land development	19,617	17,282	7,602	14,272	823
Agricultural	598	598	215	120	40
Residential real estate loans
Residential 1-4 family	20,894	18,416	6,884	17,137	602
Multifamily residential	7,251	7,251	2,959	5,149	325

Total real estate	88,438	80,431	27,357	55,044	3,712
Consumer	658	658	438	799	—
Commercial and industrial	11,284	11,208	2,625	6,218	749
Agricultural and other	—	—	—	—	—

Total	$100,380	$92,297	$30,420	$62,061	$4,461

With the adoption of ASU No. 2011-02, “Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”, $45.7 million of the change in impaired loans at December 31, 2011 as compared to December 31, 2010 was due to troubled debt restructurings now being classified as impaired loans.

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain TDRs where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the year ended December 31, 2012, 2011 and 2010 was approximately $6.4 million, $5.9 million and $4.5 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Florida, Alabama and Arkansas.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans by class as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,906	$14	$—	$55,920
Construction/land development	17,805	—	—	17,805
Agricultural	140	—	—	140
Residential real estate loans
Residential 1-4 family	19,172	319	—	19,491
Multifamily residential	5,272	—	—	5,272

Total real estate	98,295	333	—	98,628
Consumer	1,495	—	—	1,495
Commercial and industrial	3,226	15	—	3,241
Agricultural and other	39	—	—	39

Total	$103,055	$348	$—	$103,403

	December 31, 2011
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44,813	$—	$—	$44,813
Construction/land development	6,718	—	—	6,718
Agricultural	178	—	—	178
Residential real estate loans
Residential 1-4 family	22,376	382	—	22,758
Multifamily residential	4,884	—	—	4,884

Total real estate	78,969	382	—	79,351
Consumer	2,224	—	—	2,224
Commercial and industrial	8,947	55	—	9,002
Agricultural and other	1,253	—	—	1,253

Total	$91,393	$437	$—	$91,830

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

The following is a presentation of non-covered loans by class and risk rating as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7	$53	$483,816	$350,768	$34,354	$55,920	$924,918
Construction/land development	41	116	65,215	147,908	7,429	17,805	238,514
Agricultural	—	—	10,920	19,761	—	140	30,821
Residential real estate loans
Residential 1-4 family	461	155	305,369	131,698	14,873	19,491	472,047
Multifamily residential	—	—	23,760	86,459	5,521	5,272	121,012

Total real estate	509	324	889,080	736,594	62,177	98,628	1,787,312
Consumer	8,785	105	14,771	7,865	658	1,495	33,679
Commercial and industrial	10,431	1,248	119,599	94,713	1,905	3,241	231,137
Agricultural and other	244	2,517	28,755	19,443	1	39	50,999

Total	$19,969	$4,194	$1,052,205	$858,615	$64,741	$103,403	$2,103,127

	December 31, 2011
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$48	$14	$341,027	$258,252	$54,832	$44,813	$698,986
Construction/land development	8	405	93,913	246,520	14,282	6,718	361,846
Agricultural	—	—	10,495	17,862	—	178	28,535
Residential real estate loans
Residential 1-4 family	277	157	210,846	106,707	8,798	22,758	349,543
Multifamily residential	—	—	36,300	14,032	1,693	4,884	56,909

Total real estate	333	576	692,581	643,373	79,605	79,351	1,495,819
Consumer	7,817	939	17,458	8,163	1,322	2,224	37,923
Commercial and industrial	7,737	1,080	84,923	71,139	2,395	9,002	176,276
Agricultural and other	51	1,583	29,991	17,186	4	1,253	50,068

Total	$15,938	$4,178	$824,953	$739,861	$83,326	$91,830	$1,760,086

The following is a presentation of non-covered TDR’s by class as of December 31, 2012 and 2011:

	December 31, 2012
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	34	$48,672	$22,710	$11,198	$10,449	$44,357
Construction/land development	3	9,117	6,489	1,688	—	8,177
Residential real estate loans
Residential 1-4 family	11	4,621	3,337	348	623	4,308
Multifamily residential	2	4,213	3,377	—	—	3,377

Total real estate	50	66,623	35,913	13,234	11,072	60,219
Commercial and industrial	5	683	6	272	385	663

Total	55	$67,306	$35,919	$13,506	$11,457	$60,882

	December 31, 2011
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	27	$39,420	$22,739	$5,319	$4,326	$32,384
Construction/land development	6	11,114	7,642	34	3,259	10,935
Residential real estate loans
Residential 1-4 family	16	9,572	5,055	124	771	5,950
Multifamily residential	2	4,586	3,692	—	—	3,692

Total real estate	51	64,692	39,128	5,477	8,356	52,961
Commercial and industrial	5	534	115	—	195	310

Total	56	$65,226	$39,243	$5,477	$8,551	$53,271

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$761	3	$4,147
Construction/land development	—	—	1	112
Residential real estate loans
Residential 1-4 family	5	2,665	3	1,805

Total real estate	7	3,426	7	6,064
Commercial and industrial	—	—	1	10

Total	7	$3,426	8	$6,074

Allowance for Loan Losses, Credit Quality and Other for Covered Loans

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the period ended December 31, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	(648)	(970)	(132)	(14)	(278)	—	(2,042)
Recoveries of loans previously charged off	—	—	2	—	—	—	2

Net loans recovered (charged off)	(648)	(970)	(130)	(14)	(278)	—	(2,040)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,817	4,975	358	74	278	—	7,502
Benefit attributable to FDIC loss share agreements	(1,454)	(3,980)	(286)	(60)	(222)	—	(6,002)

Net provision for loan losses	363	995	72	14	56	—	1,500
Increase in FDIC indemnification asset	1,454	3,980	286	60	222	—	6,002

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	1,169	4,005	228	60	—	—	5,462

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	66,713	167,005	135,192	14,668	1,306	—	384,884

Balance, December 31	$66,713	$167,005	$135,192	$14,668	$1,306	$—	$384,884

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the year ended December 31, 2012 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$113,553	$481,739
Accretion	(36,549)	36,549
Acquisition of Heritage and Premier	49,387	230,746
Adjustment to yield	980	—
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(25,780)
Payments received, net	—	(110,298)

Balance at end of period	$127,371	$612,956

Two pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $980,000 as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $784,000. The $784,000 will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. This will result in approximately $196,000 of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2012 and 2011, were as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Goodwill
Balance, beginning of period	$59,663	$59,663
Vision and Premier acquisitions	26,018	—

Balance, end of period	$85,681	$59,663

	December 31, 2012	December 31, 2011
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$8,620	$11,447
Acquisitions	6,202	—
Amortization expense	(2,761)	(2,827)

Balance, end of year	$12,061	$8,620

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2012 and 2011 were:

	December 31,
	2012	2011
	(In thousands)
Gross carrying amount	$29,663	$23,461
Accumulated amortization	17,602	14,841

Net carrying amount	$12,061	$8,620

Core deposit and other intangible amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $2.8 million, $2.8 million and $2.6 million, respectively. Including all of the mergers completed as of December 31, 2012, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2013 through 2017 is approximately: 2013 - $3.2 million; 2014 - $3.1 million; 2015 - $2.2 million; 2016 - $973,000; 2017 - $884,000.

The carrying amount of the Company’s goodwill was $85.7 million at December 31, 2012 and $59.7 million at December 31, 2011. Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2012 and December 31, 2011 other assets were $75.7 million and $64.3 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $45.2 million and $30.2 million at December 31, 2012 and December 31, 2011, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $20.2 million and $22.4 million at December 31, 2012 and December 31, 2011, respectively.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $549.1 million and $703.2 million at December 31, 2012 and 2011, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.8 million, $9.9 million and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, brokered deposits were $56.9 million and $103.4 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2012 (in thousands):

One month or less	$111,867
Over 1 month to 3 months	168,503
Over 3 months to 6 months	246,286
Over 6 months to 12 months	289,365
Over 12 months to 2 years	109,682
Over 2 years to 3 years	56,117
Over 3 years to 5 years	50,847
Over 5 years	324

Total time deposits	$1,032,991

Deposits totaling approximately $484.4 million and $279.8 million at December 31, 2012 and 2011, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At December 31, 2012 and 2011, securities sold under agreements to repurchase totaled $66.3 million and $62.3 million, respectively. For the years ended December 31, 2012 and 2011, securities sold under agreements to repurchase daily weighted average totaled $67.0 million and $66.9 million, respectively.

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $130.4 million and $142.8 million at December 31, 2012 and 2011, respectively. All of the outstanding balance for December 31, 2012 and 2011 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $90.5 million and $135.0 million at December 31, 2012 and 2011, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2012 and 2011, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2012, are as follows (in thousands):

2013	$30,000
2014	—
2015	5,500
2016	5,000
2017	—
Thereafter	89,888

$130,388

12. Subordinated Debentures

Subordinated debentures at December 31, 2012 and 2011 consisted of guaranteed payments on trust preferred securities with the following components:

	As of December 31,
	2012	2011
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$20,619	$20,618
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	5,155	5,155
Subordinated debentures, issued in 2005, due 2035, fixed rate of 6.81% during the first ten years and at a floating rate of 1.38% above the three-month LIBOR rate, reset quarterly, thereafter. Retired during the third quarter of 2012	—	15,465
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$28,867	$44,331

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

The Company holds $28.9 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. We have been approved and are planning to pay off $25.8 million of subordinated debentures currently at a floating rate of 3.46% during the first quarter of 2013. We are also evaluating the remaining $3.1 million of subordinated debentures and expect to pay off part or all of the remaining subordinated debentures during the second quarter of 2013.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$30,041	$32,751	$4,898
State	5,822	6,087	737

Total current	35,863	38,838	5,635

Deferred:
Federal	(363)	(7,821)	315
State	(71)	(1,416)	71

Total deferred	(434)	(9,237)	386

Provision for income taxes	$35,429	$29,601	$6,021

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.47)	(2.87)	(9.53)
Cash value of life insurance	(0.30)	(0.47)	(2.05)
State income taxes, net of federal benefit	3.80	3.60	2.22
Other	(0.04)	(0.16)	(0.14)

Effective income tax rate	35.99%	35.10%	25.50%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,999	$20,474
Deferred compensation	1,331	1,839
Stock options	231	317
Real estate owned	9,211	9,189
Loan discounts	51,946	57,095
Tax basis premium/discount on acquisitions	23,914	14,306
Deposits	485	357
Other	7,239	5,236

Gross deferred tax assets	114,356	108,813

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	377	2,299
Unrealized gain on securities	7,747	5,167
Core deposit intangibles	1,506	1,159
Indemnification asset	54,009	75,254
FHLB dividends	889	879
Other	2,830	1,205

Gross deferred tax liabilities	67,358	85,963

Net deferred tax assets	$46,998	$22,850

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2009. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2008 in the second quarter of 2011 that was completed with no adjustments during the fourth quarter of 2012. As of December 31, 2012, the IRS did not propose any significant adjustments to the Company’s tax return.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2012, 2011 and 2010.

14. Common Stock and Compensation Plans

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan. The purpose of the plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. On April 19, 2012, our shareholders approved the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). As a result of the required shareholder approval at the Annual Shareholder Meeting held on April 19, 2012, the Plan has become effective as of February 27, 2012 and increased the number of shares reserved for issuance under the Plan by 540,000 shares. As of April 19, 2012, this plan provided for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 2,322,000 of common stock in the Company. As of April 19, 2012, the Company had approximately 896,000 shares of common stock remaining available for grants or issuance under the plan and approximately 1,461,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding at December 31, 2012, 2011, and 2010 was $8.6 million, $8.3 million and $7.4 million, respectively. The intrinsic value of the stock options vested at December 31, 2012, 2011 and 2010 was $8.2 million, $8.1 million and $7.2 million, respectively.

The intrinsic value of the stock options exercised during 2012, 2011 and 2010 was $3.8 million, $1.5 million, and $2.7 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $248,000 as of December 31, 2012.

The table below summarized the transactions under the Company’s stock option plans at December 31, 2012, 2011 and 2010 and changes during the years then ended:

	2012		2011		2010
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	569	$11.36	660	$10.88	835	$10.46
Granted	45	26.25	—	—	—	—
Forfeited	(1)	9.29	—	—	—	—
Exercised	(178)	10.33	(91)	7.87	(175)	8.89

Outstanding, end of period	435	13.32	569	11.36	660	10.88

Exercisable, end of period	383	$11.72	550	$11.13	623	$10.45

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2012, was $7.18. There were no options granted during 2011 and 2010. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted. During 2012, none of the stock options granted were to executive officers of the Company.

The assumptions used in determining the fair value of 2012 stock option grants were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2012	December 31, 2011
Expected dividend yield	1.52%	Not applicable
Expected stock price volatility	30.56%	Not applicable
Risk-free interest rate	1.47%	Not applicable
Expected life of options	6.5 years	Not applicable

The following is a summary of currently outstanding and exercisable options at December 31, 2012:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 6.17 to $7.01	20	1.87	$6.42	20	$6.42
$ 7.85 to $8.68	40	1.90	8.53	40	8.53
$ 9.55 to $9.83	48	2.42	9.62	48	9.62
$ 10.66 to $10.66	101	2.86	10.66	101	10.66
$ 11.09 to $11.09	101	3.20	11.09	101	11.09
$ 16.65 to $17.21	43	5.03	17.13	37	17.13
$ 18.50 to $18.55	3	4.23	18.54	3	18.54
$ 18.62 to $18.62	6	4.66	18.62	6	18.62
$ 20.33 to $22.74	28	4.33	20.72	27	20.63
$ 26.25 to $26.25	45	9.06	26.25	—	—

	435			383

The table below summarized the activity for the Company’s restricted stock issued and outstanding at December 31, 2012, 2011 and 2010 and changes during the years then ended:

	2012	2011	2010
	(in thousands)
Beginning of year	49	22	12
Issued	104	32	19
Vested	(18)	(5)	(9)

End of year	135	49	22

Amount of expense for twelve months ended	$780	$351	$324

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

The Restricted Shares will “cliff” vest on the third annual anniversary of the grant date. The Performance Shares will “cliff” vest on the third annual anniversary of the date that the performance goal is met. The performance goal will be met as of the end of the calendar quarter when the Company has averaged $0.625 diluted earnings per share for four consecutive quarters or $2.50 total diluted earnings per share over a period of four consecutive quarters. The Compensation Committee of the Board of Directors will have final approval to determine whether the diluted earnings per share performance goal has been met and will exclude one-time and non-reoccurring gains in calculating the applicable diluted earnings per share.

During 2012, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. For 2012, the Company repurchased a total of 455,448 shares with a weighted average stock price of $29.72. The 2012 earnings were used to fund these repurchases. The total shares repurchased to date under the program are 755,448 shares. The remaining balance available for repurchase is 432,552 shares at December 31, 2012.

15. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2012	2011	2010
	(In thousands)
Salaries and employee benefits	$47,289	$42,825	$38,881
Occupancy and equipment	14,500	14,197	13,164
Data processing expense	4,930	4,601	3,513
Other operating expenses:
Advertising	2,447	4,270	2,033
Merger and acquisition expenses	7,157	145	5,165
Amortization of intangibles	2,761	2,827	2,561
Amortization of mortgage servicing rights	—	—	436
Electronic banking expense	3,175	2,733	1,974
Directors’ fees	807	811	679
Due from bank service charges	536	496	439
FDIC and state assessment	2,313	4,283	3,676
Insurance	1,774	1,673	1,220
Legal and accounting	1,065	1,603	1,620
Mortgage servicing expense	—	—	158
Other professional fees	1,655	1,954	1,526
Operating supplies	1,134	1,168	889
Postage	896	942	675
Telephone	1,074	977	824
Other expense	8,855	9,217	5,568

Total other operating expenses	35,649	33,099	29,443

Total non-interest expense	$102,368	$94,722	$85,001

16. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2012, 2011 and 2010. The Company’s expense for the plan was approximately $604,000, $522,000 and $466,000 in 2012, 2011 and 2010, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s board of directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 and $125,000 of this benefit during 2012 and 2011, respectively. An expense of approximately $181,000, $372,000 and $566,000 was accrued for 2012, 2011 and 2010 for this plan, respectively.

17. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2012 and 2011, related party loans were approximately $33.0 million and $34.2 million, respectively. New loans and advances on prior commitments made to the related parties were $14.0 million and $8.3 million for the years ended December 31, 2012 and 2011, respectively. Repayments of loans made by the related parties were $14.0 million and $18.0 million for the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $23.5 million and $12.2 million, respectively, savings and interest-bearing transaction accounts of approximately $838,000 and $484,000, respectively, and time certificates of deposit of approximately $6.2 million and $9.7 million, respectively.

During 2012, 2011 and 2010, rent expense totaling approximately $97,000, $97,000 and $81,000, respectively, was paid to related parties.

18. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2012, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2013	$1,636
2014	1,429
2015	1,253
2016	1,178
2017	1,156
Thereafter	2,703

$9,355

19. Concentration of Credit Risks

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

20. Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 6, while deposit concentrations are reflected in Note 9.

Although the Company has a diversified loan portfolio, at December 31, 2012 and 2011, non-covered commercial real estate loans represented 56.0% and 61.9% of gross non-covered loans and 253.4% and 229.8% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 29.1% and 23.1% of gross non-covered loans and 131.7% and 85.7% of total stockholders’ equity at December 31, 2012 and 2011, respectively.

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

21. Commitments and Contingencies

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

At December 31, 2012 and 2011, commitments to extend credit of $407.1 million and $292.4 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2012 and 2011, is $16.4 million and $22.8 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.

22. Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2012 and 2011, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2012, 2011 and 2010.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $97.8 million and $104.4 million as of December 31, 2012 and 2011, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $495,000 and $590,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the year ended December 31, 2012 and 2011, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2012 and 2011, the fair value of non-covered foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $20.4 million and $16.7 million, respectively.

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

	December 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$231,855	$231,855	1
Federal funds sold	17,148	17,148	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,253	2,202,859	3
Loans receivable covered by FDIC loss share, net of allowance	379,422	379,422	3
FDIC indemnification asset	139,646	139,646	3
Accrued interest receivable	16,305	16,305	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$666,414	$666,414	1
Savings and interest-bearing transaction accounts	1,784,047	1,784,047	1
Time deposits	1,032,991	1,037,235	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,278	66,278	1
FHLB and other borrowed funds	130,388	139,654	2
Accrued interest payable	1,243	1,243	1
Subordinated debentures	28,867	28,911	3

	December 31, 2011
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$184,304	$184,304	1
Federal funds sold	1,100	1,100	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	1,603,606	1,648,168	3
Loans receivable covered by FDIC loss share	481,739	481,739	3
FDIC indemnification asset	193,856	193,856	3
Accrued interest receivable	15,551	15,551	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$464,581	$464,581	1
Savings and interest-bearing transaction accounts	1,189,098	1,189,098	1
Time deposits	1,204,352	1,209,688	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	62,319	62,319	1
FHLB and other borrowed funds	142,777	150,828	2
Accrued interest payable	2,125	2,125	1
Subordinated debentures	44,331	47,109	3

23. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2012, the Company requested approximately $48.4 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings December 2011 through November 2012 from its banking subsidiary. The Company plans to continue to request dividends from its banking subsidiary during 2013.

The Company’s banking subsidiary is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in the consolidated financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2012, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2012
Leverage ratios:
Home BancShares	$431,158	10.95%	$157,501	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	9.84	157,623	4.00		197,028	5.00
Tier 1 capital ratios:
Home BancShares	$431,158	13.94%	$123,718	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	12.57	123,390	4.00		185,084	6.00
Total risk-based capital ratios:
Home BancShares	$469,965	15.20%	$247,350	8.00%	$	N/A	N/A	%
Centennial Bank	426,454	13.83	246,683	8.00		308,354	10.00
As of December 31, 2011
Leverage ratios:
Home BancShares	$441,931	12.48%	$141,645	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	11.65	138,948	4.00		173,685	5.00
Tier 1 capital ratios:
Home BancShares	$441,931	17.04%	$103,740	4.00%	$	N/A	N/A	%
Centennial Bank	404,687	15.68	103,236	4.00		154,855	6.00
Total risk-based capital ratios:
Home BancShares	$474,601	18.30%	$207,476	8.00%	$	N/A	N/A	%
Centennial Bank	437,197	16.94	206,468	8.00		258,086	10.00

24. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the years ended:

	2012	2011	2010
	(In thousands)
Interest paid	$22,823	$31,430	$35,830
Income taxes paid	35,570	37,150	14,950
Assets acquired by foreclosure	31,117	42,714	16,780

25. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2012	2011
Assets
Cash and cash equivalents	$35,779	$33,629
Investments in wholly-owned subsidiaries	503,126	480,114
Investments in unconsolidated subsidiaries	867	1,331
Other assets	6,923	5,874

Total assets	$546,695	$520,948

Liabilities
Subordinated debentures	$28,867	$44,331
Other liabilities	2,355	2,551

Total liabilities	31,222	46,882

Stockholders’ Equity
Common stock	281	283
Capital surplus	416,354	425,649
Retained earnings	86,837	40,130
Accumulated other comprehensive income	12,001	8,004

Total stockholders’ equity	515,473	474,066

Total liabilities and stockholders’ equity	$546,695	$520,948

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2012	2011	2010
Income
Dividends from banking subsidiary	$48,366	$39,760	$—
Other income	55	65	75

Total income	48,421	39,825	75
Expenses	4,909	5,089	5,573

Income (loss) before income taxes and equity in undistributed net income of subsidiaries	43,512	34,736	(5,498)
Tax benefit for income taxes	1,910	1,912	2,273

Income (loss) before equity in undistributed net income of subsidiaries	45,422	36,648	(3,225)
Equity in undistributed net income of subsidiaries	17,600	18,093	20,816

Net income	$63,022	$54,741	$17,591

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2012	2011	2010
Cash flows from operating activities
Net income	$63,022	$54,741	$17,591
Items not requiring (providing) cash Amortization	—	—	(60)
Loss on investment securities	—	—	71
Share-based compensation	917	36	376
Tax benefit from stock options exercised	(1,377)	(562)	(964)
Equity in undistributed income of subsidiaries	(17,600)	(18,093)	(20,816)
Changes in other assets	(1,049)	2,102	3,148
Changes in other liabilities	1,181	410	922

Net cash provided by (used in) operating activities	45,094	38,634	268

Cash flows from investing activities
Capital contribution to subsidiaries	—	—	(107,000)
Purchase of Premier Bank	(1,415)	—	—
Proceeds from maturities of investment securities	—	—	29

Net cash provided by (used in) investing activities	(1,415)	—	(106,971)

Cash flows from financing activities
Repurchase of preferred stock and common stock warrant	—	(51,300)	—
Net proceeds from stock issuance	1,958	1,061	1,555
Retirement of subordinated debentures	(15,000)	—	(3,252)
Tax benefit from stock options exercised	1,377	562	964
Repurchase of common stock	(13,549)	(6,768)	—
Disgorgement of profits	—	—	11
Dividends paid	(16,315)	(8,894)	(8,670)

Net cash provided by (used in) financing activities	(41,529)	(65,339)	(9,392)

Increase (decrease) in cash and cash equivalents	2,150	(26,705)	(116,095)
Cash and cash equivalents, beginning of year	33,629	60,334	176,429

Cash and cash equivalents, end of year	$35,779	$33,629	$60,334

26. Recent Accounting Pronouncements

In October 2012, the FASB issued an update, ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”, to address the diversity in treatment with respect to indemnification assets recognized in connection with a government-assisted acquisition of a financial institution and the related asset subject to indemnification. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, a change in the cash flows expected to be collected on the indemnified asset will result in a change in the value of such asset and should also result in a change in the respective indemnification asset. The update clarifies that the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, which is the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The new authoritative guidance will be effective for reporting periods after January 1, 2013, with early adoption permitted, and is not expected to have an impact on the Company’s statements of income and financial condition.

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
C. Randall Sims Chief Executive Officer

Date: March 4, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of March 4, 2013.

/s/ John W. Allison John W. Allison Chairman of the Board of Directors	/s/ C. Randall Sims C. Randall Sims Chief Executive Officer and Director (Principal Executive Officer)	/s/ Randy E. Mayor Randy E. Mayor Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ Milburn Adams Milburn Adams Director	/s/ Robert H. Adcock, Jr. Robert H. Adcock, Jr. Vice Chairman of the Board and Director	/s/ Richard H. Ashley Richard H. Ashley Director

/s/ Dale A. Bruns Dale A. Bruns Director	/s/ Richard A. Buckheim Richard A. Buckheim Director	/s/ Jack E. Engelkes Jack E. Engelkes Director

/s/ James G. Hinkle James G. Hinkle Director	/s/ Alex R. Lieblong Alex R. Lieblong Director	William G. Thompson Director

/s/ Brian S. Davis Brian S. Davis Chief Accounting Officer and Investor Relations Officer (Principal Accounting Officer)