Form 10-Q
period 2013-03-31
HOME BANCSHARES INC
filed 2013-05-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

Common Stock Issued and Outstanding: 28,115,248 shares as of May 1, 2013.

HOME BANCSHARES, INC.

FORM 10-Q

March 31, 2013

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

•	the failure of assumptions underlying the establishment of our allowance for loan losses; and

•	the failure of assumptions underlying the estimates of the fair values for our covered assets, FDIC indemnification asset and FDIC claims receivable.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on March 4, 2013.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$95,604	$101,972
Interest-bearing deposits with other banks	206,753	129,883

Cash and cash equivalents	302,357	231,855
Federal funds sold	2,850	17,148
Investment securities – available-for-sale	724,929	726,223
Loans receivable not covered by loss share	2,309,146	2,331,199
Loans receivable covered by FDIC loss share	358,669	384,884
Allowance for loan losses	(45,935)	(50,632)

Loans receivable, net	2,621,880	2,665,451
Bank premises and equipment, net	117,534	113,883
Foreclosed assets held for sale not covered by loss share	18,861	20,393
Foreclosed assets held for sale covered by FDIC loss share	29,928	31,526
FDIC indemnification asset	126,275	139,646
Cash value of life insurance	59,185	59,219
Accrued interest receivable	14,367	16,305
Deferred tax asset, net	40,907	46,998
Goodwill	85,681	85,681
Core deposit and other intangibles	11,259	12,061
Other assets	69,494	75,741

Total assets	$4,225,507	$4,242,130

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$717,830	$666,414
Savings and interest-bearing transaction accounts	1,810,957	1,784,047
Time deposits	936,649	1,032,991

Total deposits	3,465,436	3,483,452
Securities sold under agreements to repurchase	77,194	66,278
FHLB borrowed funds	130,369	130,388
Accrued interest payable and other liabilities	21,020	17,672
Subordinated debentures	3,093	28,867

Total liabilities	3,697,112	3,726,657

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 50,000,000; shares issued and outstanding 28,114,297 in 2013 and 28,106,527 in 2012	281	281
Capital surplus	416,741	416,354
Retained earnings	100,730	86,837
Accumulated other comprehensive income	10,643	12,001

Total stockholders’ equity	528,395	515,473

Total liabilities and stockholders’ equity	$4,225,507	$4,242,130

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
	(Unaudited)
Interest income:
Loans	$44,159	$38,506
Investment securities
Taxable	2,403	2,860
Tax-exempt	1,481	1,535
Deposits – other banks	98	85
Federal funds sold	7	2

Total interest income	48,148	42,988

Interest expense:
Interest on deposits	2,485	4,660
FHLB borrowed funds	1,004	1,160
Securities sold under agreements to repurchase	80	110
Subordinated debentures	230	524

Total interest expense	3,799	6,454

Net interest income	44,349	36,534
Provision for loan losses	—	—

Net interest income after provision for loan losses	44,349	36,534

Non-interest income:
Service charges on deposit accounts	3,709	3,505
Other service charges and fees	3,437	3,024
Mortgage lending income	1,372	904
Insurance commissions	679	551
Income from title services	109	88
Increase in cash value of life insurance	180	257
Dividends from FHLB, FRB, Bankers’ bank & other	175	175
Gain on sale of SBA loans	56	—
Gain (loss) on sale of premises and equipment, net	15	—
Gain (loss) on OREO, net	86	(107)
Gain (loss) on securities, net	—	19
FDIC indemnification accretion	(1,992)	670
Other income	1,199	1,017

Total non-interest income	9,025	10,103

Non-interest expense:
Salaries and employee benefits	12,952	11,386
Occupancy and equipment	3,594	3,431
Data processing expense	1,510	1,091
Other operating expenses	7,807	8,478

Total non-interest expense	25,863	24,386

Income before income taxes	27,511	22,251
Income tax expense	9,963	7,753

Net income	$17,548	$14,498

Basic earnings per common share	$0.62	$0.51

Diluted earnings per common share	$0.62	$0.51

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
	(unaudited)
Net income	$17,548	$14,498
Net unrealized gain (loss) on available-for-sale securities	(2,235)	(896)
Less: reclassification adjustment for realized (gains) losses included in income	—	(19)

Other comprehensive income (loss), before tax effect	(2,235)	(915)
Tax effect	877	359

Other comprehensive income (loss)	(1,358)	(556)

Comprehensive income	$16,190	$13,942

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2013 and 2012

(In thousands, except share data)	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$—	$283	$425,649	$40,130	$8,004	$474,066
Comprehensive income:
Net income	—	—	—	14,498	—	14,498
Other comprehensive income (loss)	—	—	—	—	(556)	(556)
Net issuance of 16,291 shares of common stock from exercise of stock options plus issuance of 4,761 bonus shares of unrestricted common stock	—	—	394	—	—	394
Repurchase of 205,600 shares of common stock	—	(2)	(5,204)	—	—	(5,206)
Tax benefit from stock options exercised	—	—	51	—	—	51
Share-based compensation	—	—	116	—	—	116
Cash dividends – Common Stock, $0.10 per share	—	—	—	(2,828)	—	(2,828)

Balances at March 31, 2012 (unaudited)	—	281	421,006	51,800	7,448	480,535
Comprehensive income:
Net income	—	—	—	48,524	—	48,524
Other comprehensive income (loss)	—	—	—	—	4,553	4,553
Net issuance of 161,416 shares of common stock from exercise of stock options	—	2	1,562	—	—	1,564
Repurchase of 249,848 shares of common stock	—	(3)	(8,340)	—	—	(8,343)
Tax benefit from stock options exercised	—	—	1,326	—	—	1,326
Share-based compensation	—	1	800	—	—	801
Cash dividends – Common Stock, $0.48 per share	—	—	—	(13,487)	—	(13,487)

Balances at December 31, 2012	—	281	416,354	86,837	12,001	515,473
Comprehensive income:
Net income	—	—	—	17,548	—	17,548
Other comprehensive income (loss)	—	—	—	—	(1,358)	(1,358)
Net issuance of 3,603 shares of common stock from exercise of stock options	—	—	126	—	—	126
Tax benefit from stock options exercised	—	—	24	—	—	24
Share-based compensation	—	—	237	—	—	237
Cash dividends – Common Stock, $0.13 per share	—	—	—	(3,655)	—	(3,655)

Balances at March 31, 2013 (unaudited)	$—	$281	$416,741	$100,730	$10,643	$528,395

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2013	2012
	(Unaudited)
Operating Activities
Net income	$17,548	$14,498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,610	1,453
Amortization/(accretion)	365	1,172
Share-based compensation	237	116
Tax benefits from stock options exercised	(24)	(51)
(Gain) loss on assets	(483)	88
Provision for loan losses	—	—
Deferred income tax effect	6,968	(224)
Increase in cash value of life insurance	(180)	(257)
Originations of mortgage loans held for sale	(46,476)	(28,232)
Proceeds from sales of mortgage loans held for sale	46,307	29,530
Changes in assets and liabilities:
Accrued interest receivable	1,938	(294)
Indemnification and other assets	20,836	20,344
Accrued interest payable and other liabilities	3,372	(210)

Net cash provided by (used in) operating activities	52,018	37,933

Investing Activities
Net (increase) decrease in federal funds sold	14,298	(275)
Net (increase) decrease in loans net, excluding loans acquired	37,440	72,037
Purchases of investment securities – available-for-sale	(76,991)	(162,878)
Proceeds from maturities of investment securities – available-for-sale	74,495	70,981
Proceeds from sale of investment securities – available-for-sale	—	1,051
Proceeds from foreclosed assets held for sale	8,980	3,482
Proceeds from sale of SBA loans	592	—
Purchases of premises and equipment, net	(5,246)	(1,166)
Death benefits received	540	—
Net cash proceeds received in market acquisitions	—	140,234

Net cash provided by (used in) investing activities	54,108	123,466

Financing Activities
Net increase (decrease) in deposits net, excluding deposits acquired	(18,016)	(2,064)
Net increase (decrease) in securities sold under agreements to repurchase	10,916	10,212
Net increase (decrease) in FHLB and other borrowed funds	(19)	(24)
Retirement of subordinated debentures	(25,000)	—
Repurchase of common stock	—	(5,206)
Proceeds from exercise of stock options	126	394
Tax benefits from stock options exercised	24	51
Dividends paid on common stock	(3,655)	(2,828)

Net cash provided by (used in) financing activities	(35,624)	535

Net change in cash and cash equivalents	70,502	161,934
Cash and cash equivalents – beginning of year	231,855	184,304

Cash and cash equivalents – end of period	$302,357	$346,238

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in Central Arkansas, North Central Arkansas, Southern Arkansas, the Florida Keys, Central Florida, Southwestern Florida, the Florida Panhandle and South Alabama. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Reclassifications

Various items within the accompanying consolidated financial statements for previous periods have been reclassified to provide more comparative information. These reclassifications had no effect on net earnings or stockholders’ equity.

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2013 and 2012 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2012 Form 10-K, filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income available to common stockholders	$17,548	$14,498
Average shares outstanding	28,111	28,230
Effect of common stock options	156	181

Diluted shares outstanding	28,267	28,411

Basic earnings per common share	$0.62	$0.51
Diluted earnings per common share	$0.62	$0.51

2. Business Combinations

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

Vision operated 17 banking centers, including eight locations in Baldwin County, Alabama, and nine locations in the Florida Panhandle counties of Bay, Gulf, Okaloosa, Santa Rosa and Walton. Pursuant to the Vision Agreement, Centennial assumed approximately $522.8 million in customer deposits and acquired approximately $355.8 million in performing loans from Vision for the purchase price of approximately $27.9 million. Centennial did not purchase certain Vision performing loans nor any of its non-performing loans or other real estate owned. In addition, pursuant to the Vision Agreement, Park granted Centennial a put option to sell an aggregate of $7.5 million of the purchased loans back to Park at cost for a period of up to six months after the closing date. During 2012, the Company exercised its option to sell back 45 loans totaling approximately $7.5 million. On the closing date, Park made a cash payment to Centennial of approximately $119.5 million.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2012 for an additional discussion of the acquisition of Vision.

Acquisition Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank of Florida (“Heritage”) from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted not to enter into a loss-sharing agreement with the FDIC.

Heritage operated three banking offices located in Tampa, Lutz and Wesley Chapel, Florida. Excluding the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $184.6 million in assets plus a cash settlement to balance the transaction, approximately $135.8 million in performing loans excluding loan discounts and approximately $219.5 million of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2012 for an additional discussion of the acquisition of Heritage.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2012 for an additional discussion of the acquisition of Premier.

FDIC-Assisted Acquisitions—Other Matters

In an FDIC-assisted acquisition, we may acquire certain assets and assume certain liabilities of the former institution with or without a loss share agreement with the Federal Deposit Insurance Corporation (“FDIC”). Any regulatory agreements or orders that existed for the former institution do not apply to the assuming institution. We, as the assuming institution, are evaluated separately by our regulators and any weaknesses of the former institution are considered in the separate evaluation. Also, the loss share agreement helps to mitigate any weaknesses that may have existed in the former institution.

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	March 31, 2013
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$188,993	$2,805	$(91)	$191,707
Mortgage-backed securities	316,149	7,815	(229)	323,735
State and political subdivisions	179,352	7,188	(244)	186,296
Other securities	22,922	323	(54)	23,191

Total	$707,416	$18,131	$(618)	$724,929

	December 31, 2012
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

Assets, principally investment securities, having a carrying value of approximately $543.0 million and $532.8 million at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $77.2 million and $66.3 million at March 31, 2013 and December 31, 2012, respectively.

The amortized cost and estimated fair value of securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$215,936	$218,237
Due after one year through five years	236,905	242,540
Due after five years through ten years	224,755	233,273
Due after ten years	29,820	30,879

Total	$707,416	$724,929

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2013, no available-for-sale securities were sold.

During the three-month period ended March 31, 2012, $1.1 million in available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $19,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three month period ended March 31, 2013, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of March 31, 2013, the Company had approximately $30,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 64.0% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$15,560	$(61)	$5,204	$(30)	$20,764	$(91)
Mortgage-backed securities	40,985	(229)	—	—	40,985	(229)
State and political subdivisions	19,819	(244)	—	—	19,819	(244)
Other securities	6,531	(54)	—	—	6,531	(54)

Total	$82,895	$(588)	$5,204	$(30)	$88,099	$(618)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$26,002	$(22)	$10,477	$(54)	$36,479	$(76)
Mortgage-backed securities	36,675	(180)	—	—	36,675	(180)
State and political subdivisions	15,797	(96)	—	—	15,797	(96)
Other securities	1,973	(19)	—	—	1,973	(19)

Total	$80,447	$(317)	$10,477	$(54)	$90,924	$(371)

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,014,301	$1,019,039
Construction/land development	254,673	254,800
Agricultural	34,288	32,513
Residential real estate loans
Residential 1-4 family	531,698	549,269
Multifamily residential	122,998	129,742

Total real estate	1,957,958	1,985,363
Consumer	33,823	37,462
Commercial and industrial	269,463	256,908
Agricultural	16,573	19,825
Other	31,329	31,641

Loans receivable not covered by loss share	$2,309,146	$2,331,199

During the three -month period ended March 31, 2013, the Company sold $536,000 of the guaranteed portion of an SBA loan, which resulted in a gain of approximately $56,000. The Company did not sell any of the guaranteed portions of SBA loans during the three-month period ended March 31, 2012.

Mortgage loans held for sale of approximately $22.0 million at both March 31, 2013 and December 31, 2012 are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2013 and December 31, 2012 were not material.

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

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the 2010 acquisitions under purchase and assumption agreements with the FDIC for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of March 31, 2013 and December 31, 2012 for the Company:

	March 31,	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$155,345	$164,723
Construction/land development	58,384	66,713
Agricultural	2,256	2,282
Residential real estate loans
Residential 1-4 family	120,246	125,625
Multifamily residential	9,443	9,567

Total real estate	345,674	368,910
Consumer	28	39
Commercial and industrial	11,712	14,668
Other	1,255	1,267

Loans receivable covered by FDIC loss share (1)	$358,669	$384,884

(1)	These loans were not classified as non-performing assets at March 31, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of March 31, 2013 and December 31, 2012, $65.3 million and $70.9 million, respectively, were accruing past due loans 90 days or more.

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

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the three months ended March 31, 2013:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$45,170	$5,462	$50,632
Loans charged off	(3,318)	(1,840)	(5,158)
Recoveries of loans previously charged off	450	11	461

Net loans recovered (charged off)	(2,868)	(1,829)	(4,697)

Balance, March 31	$42,302	$3,633	$45,935

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2013 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of March 31, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $80.3 million and $81.7 million at March 31, 2013 and December 31, 2012, respectively.

	Three Months Ended March 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(118)	(245)	(2,053)	(35)	(867)	—	(3,318)
Recoveries of loans previously charged off	15	17	180	15	223	—	450

Net loans recovered (charged off)	(103)	(228)	(1,873)	(20)	(644)	—	(2,868)
Provision for loan losses	484	(1,235)	(2,111)	(1,023)	393	3,492	—

Balance, March 31	$6,197	$18,511	$9,829	$2,827	$1,037	$3,901	$42,302

	As of March 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,773	$11,323	$3,699	$2	$—	$—	$18,797
Loans collectively evaluated for impairment	2,424	7,188	6,130	2,825	1,037	3,901	23,505

Balance, March 31	$6,197	$18,511	$9,829	$2,827	$1,037	$3,901	$42,302

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,039	$79,713	$25,174	$2,409	$448	$—	$132,783
Loans collectively evaluated for impairment	214,191	875,327	548,811	243,045	77,594	—	1,958,968

Loans evaluated for impairment balance, March 31	239,230	955,040	573,985	245,454	78,042	—	2,091,751

Acquired loans from Heritage and Premier	15,443	93,549	80,711	24,009	3,683	—	217,395

Balance, March 31	$254,673	$1,048,589	$654,696	$269,463	$81,725	$—	$2,309,146

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the year ended December 31, 2012, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(46)	(59)	(715)	(206)	(443)	—	(1,469)
Recoveries of loans previously charged off	4	24	40	80	206	—	354

Net loans recovered (charged off)	(42)	(35)	(675)	(126)	(237)	—	(1,115)
Provision for loan losses	1,505	(1,554)	1,176	762	79	(1,968)	—

Balance, March 31	9,408	18,779	12,697	6,944	3,100	86	51,014
Loans charged off	(1,040)	(1,325)	(3,708)	(1,136)	(2,115)	—	(9,324)
Recoveries of loans previously charged off	5	1,180	638	44	363	—	2,230

Net loans recovered (charged off)	(1,035)	(145)	(3,070)	(1,092)	(1,752)	—	(7,094)
Provision for loan losses	(2,557)	1,340	4,186	(1,982)	(60)	323	1,250

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,070	$14,215	$9,365	$1,421	$338	$—	$29,409
Loans collectively evaluated for impairment	1,746	5,759	4,448	2,449	950	409	15,761

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,181	$93,610	$33,994	$3,690	$746	$—	$160,221
Loans collectively evaluated for impairment	210,333	862,128	559,066	227,447	83,932	—	1,942,906

Loans evaluated for impairment balance, December 31	238,514	955,738	593,060	231,137	84,678	—	2,103,127

Acquired loans from Heritage and Premier	16,286	95,814	85,951	25,771	4,250	—	228,072

Balance, December 31	$254,800	$1,051,552	$679,011	$256,908	$88,928	$—	$2,331,199

The following is an aging analysis for the non-covered loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,014	$4,088	$5,144	$10,246	$1,004,055	$1,014,301	$2,401
Construction/land development	1,829	122	3,808	5,759	248,914	254,673	1,210
Agricultural	—	—	118	118	34,170	34,288	—
Residential real estate loans
Residential 1-4 family	4,467	3,274	12,618	20,359	511,339	531,698	2,456
Multifamily residential	8	—	1,596	1,604	121,394	122,998	—

Total real estate	7,318	7,484	23,284	38,086	1,919,872	1,957,958	6,067
Consumer	362	157	447	966	32,857	33,823	27
Commercial and industrial	1,235	432	2,039	3,706	265,757	269,463	598
Agricultural and other	191	16	—	207	47,695	47,902	—

Total	$9,106	$8,089	$25,770	$42,965	$2,266,181	$2,309,146	$6,692

	December 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,670	$399	$5,096	$14,165	$1,004,874	$1,019,039	$1,437
Construction/land development	374	732	3,976	5,082	249,718	254,800	1,296
Agricultural	—	—	140	140	32,373	32,513	—
Residential real estate loans
Residential 1-4 family	3,724	1,978	12,561	18,263	531,006	549,269	2,589
Multifamily residential	157	4,439	3,215	7,811	121,931	129,742	—

Total real estate	12,925	7,548	24,988	45,461	1,939,902	1,985,363	5,322
Consumer	780	187	688	1,655	35,807	37,462	95
Commercial and industrial	1,310	254	1,597	3,161	253,747	256,908	520
Agricultural and other	262	116	—	378	51,088	51,466	—

Total	$15,277	$8,105	$27,273	$50,655	$2,280,544	$2,331,199	$5,937

Non-accruing loans not covered by loss share at March 31, 2013 and December 31, 2012 were $19.1 million and $21.3 million, respectively.

The following is a summary of the non-covered impaired loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Unpaid		Allocation	Three Months Ended
	Contractual Principal Balance	Total Recorded Investment	of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$57,390	$56,379	$11,323	$65,005	$620
Construction/land development	23,680	23,680	3,773	22,023	193
Agricultural	118	118	—	59	—
Residential real estate loans
Residential 1-4 family	16,161	16,011	1,430	17,751	58
Multifamily residential	3,653	3,653	2,269	7,084	15

Total real estate	101,002	99,841	18,795	111,922	886
Consumer	448	448	—	597	—
Commercial and industrial	2,409	2,409	2	2,422	6
Agricultural and other	—	—	—	—	—

Total	$103,859	$102,698	$18,797	$114,941	$892

	December 31, 2012
	Unpaid		Allocation	Year Ended
	Contractual Principal Balance	Total Recorded Investment	of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$74,952	$73,631	$14,215	$74,360	$3,828
Construction/land development	20,592	20,366	4,070	20,803	956
Agricultural	—	—	—	7	1
Residential real estate loans
Residential 1-4 family	19,717	19,491	6,852	21,230	810
Multifamily residential	10,515	10,515	2,513	7,716	353

Total real estate	125,776	124,003	27,650	124,116	5,948
Consumer	752	746	338	1,078	51
Commercial and industrial	2,511	2,436	1,421	7,366	413
Agricultural and other	—	—	—	962	21

Total	$129,039	$127,185	$29,409	$133,522	$6,433

All of the Company’s non-covered impaired loans have a specific allocation of the allowance for loan losses, with the exception of certain troubled debt restructurings (“TDR”) where the discounted cash flows under the restructuring are greater than or equal to those under the original terms of the loan. Interest recognized on non-covered impaired loans during the three months ended March 31, 2013 and 2012 was approximately $892,000 and $1.8 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$51,818	$31	$—	$51,849
Construction/land development	17,858	—	—	17,858
Agricultural	118	—	—	118
Residential real estate loans
Residential 1-4 family	18,235	51	—	18,286
Multifamily residential	3,653	—	—	3,653

Total real estate	91,682	82	—	91,764
Consumer	880	—	—	880
Commercial and industrial	3,041	16	—	3,057
Agricultural and other	39	—	—	39

Total	$95,642	$98	$—	$95,740

	December 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,906	$14	$—	$55,920
Construction/land development	17,805	—	—	17,805
Agricultural	140	—	—	140
Residential real estate loans
Residential 1-4 family	19,172	319	—	19,491
Multifamily residential	5,272	—	—	5,272

Total real estate	98,295	333	—	98,628
Consumer	1,495	—	—	1,495
Commercial and industrial	3,226	15	—	3,241
Agricultural and other	39	—	—	39

Total	$103,055	$348	$—	$103,403

Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. All loans over $1.0 million that are rated 5 – 8 are individually assessed for impairment on a quarterly basis. Loans rated 5 – 8 that fall under the threshold amount are not individually tested for impairment and therefore are not included in impaired loans; (2) of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

The following is a presentation of non-covered loans by class and risk rating as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6	$52	$493,771	$344,290	$32,413	$51,849	$922,381
Construction/land development	39	116	68,825	145,537	6,855	17,858	239,230
Agricultural	—	—	11,253	21,288	—	118	32,659
Residential real estate loans
Residential 1-4 family	446	151	297,376	127,190	14,752	18,286	458,201
Multifamily residential	—	—	22,778	88,122	1,231	3,653	115,784

Total real estate	491	319	894,003	726,427	55,251	91,764	1,768,255
Consumer	7,921	97	14,052	6,757	678	880	30,385
Commercial and industrial	10,326	804	143,052	86,303	1,912	3,057	245,454
Agricultural and other	181	2,378	28,856	16,203	—	39	47,657

Total	$18,919	$3,598	$1,079,963	$835,690	$57,841	$95,740	$2,091,751

	December 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7	$53	$483,816	$350,768	$34,354	$55,920	$924,918
Construction/land development	41	116	65,215	147,908	7,429	17,805	238,514
Agricultural	—	—	10,920	19,761	—	140	30,821
Residential real estate loans
Residential 1-4 family	461	155	305,369	131,698	14,873	19,491	472,047
Multifamily residential	—	—	23,760	86,459	5,521	5,272	121,012

Total real estate	509	324	889,080	736,594	62,177	98,628	1,787,312
Consumer	8,785	105	14,771	7,865	658	1,495	33,679
Commercial and industrial	10,431	1,248	119,599	94,713	1,905	3,241	231,137
Agricultural and other	244	2,517	28,755	19,443	1	39	50,999

Total	$19,969	$4,194	$1,052,205	$858,615	$64,741	$103,403	$2,103,127

The following is a presentation of non-covered TDR’s by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	28	$44,959	$19,017	$9,674	$11,968	$40,659
Construction/land development	4	9,227	6,465	1,798	—	8,263
Residential real estate loans
Residential 1-4 family	11	4,426	3,054	348	794	4,196
Multifamily residential	2	4,213	3,395	—	—	3,395

Total real estate	45	62,825	31,931	11,820	12,762	56,513
Commercial and industrial	2	394	6	—	364	370

Total	47	$63,219	$31,937	$11,820	$13,126	$56,883

	December 31, 2012
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	34	$48,672	$22,710	$11,198	$10,449	$44,357
Construction/land development	3	9,117	6,489	1,688	—	8,177
Residential real estate loans
Residential 1-4 family	11	4,621	3,337	348	623	4,308
Multifamily residential	2	4,213	3,377	—	—	3,377

Total real estate	50	66,623	35,913	13,234	11,072	60,219
Commercial and industrial	5	683	6	272	385	663

Total	55	$67,306	$35,919	$13,506	$11,457	$60,882

The following is a presentation of non-covered TDR’s on non-accrual status as of March 31, 2013 and December 31, 2012 because they are not in compliance with the modified terms:

	March 31, 2013		December 31, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	2	$761
Residential real estate loans
Residential 1-4 family	6	1,417	5	2,665
Multifamily residential	1	1,338	—	—

Total real estate	7	2,755	7	3,426

Total	7	$2,755	7	$3,426

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of March 31, 2013.

	Three Months Ended March 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(878)	(409)	(553)	—	—	—	(1,840)
Recoveries of loans previously charged off	—	5	6	—	—	—	11

Net loans recovered (charged off)	(878)	(404)	(547)	—	—	—	(1,829)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(28)	(562)	597	(7)	—	—	—
Benefit attributable to FDIC loss share agreements	22	450	(478)	6	—	—	—

Net provision for loan losses	(6)	(112)	119	(1)	—	—	—
Increase in FDIC indemnification asset	(22)	(450)	478	(6)	—	—	—

Balance, March 31	$263	$3,039	$278	$53	$—	$—	$3,633

	As of March 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	263	3,039	278	53	—	—	3,633

Balance, March 31	$263	$3,039	$278	$53	$—	$—	$3,633

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	58,384	157,601	129,689	11,712	1,283	—	358,669

Balance, March 31	$58,384	$157,601	$129,689	$11,712	$1,283	$—	$358,669

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

Changes in the carrying amount of the accretable yield for purchased impaired and non-impaired loans were as follows for the period ended March 31, 2013 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$127,371	$612,956
Reforecasted future interest payments for loan pools	1,519	—
Accretion	(14,269)	14,269
Adjustment to yield	15,566	—
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(4,512)
Payments received, net	—	(46,649)

Balance at end of period	$130,187	$576,064

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $1.5 million. This updated forecast does not change the expected weighted average yields on the loan pools.

Five pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $12.5 million and increase our FDIC true-up liability by $1.6 million. The $12.5 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.6 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $1.5 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Goodwill
Balance, beginning of period	$85,681	$59,663
Vision and Premier acquisitions	—	26,018

Balance, end of period	$85,681	$85,681

	2013	2012
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$12,061	$8,620
Vision Bank acquisition	—	3,190
Amortization expense	(802)	(630)

Balance, March 31	$11,259	11,180

Premier and Heritage acquisitions		3,012
Amortization expense		(2,131)

Balance, end of year		$12,061

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2013 and December 31, 2012 were:

	March 31, 2013	December 31, 2012
	(In thousands)
Gross carrying basis	$29,663	$29,663
Accumulated amortization	(18,404)	(17,602)

Net carrying amount	$11,259	$12,061

Core deposit and other intangible amortization expense was approximately $802,000 and $630,000 for each of the three-months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2013 through 2017 is approximately: 2013—$3.2 million; 2014—$3.1 million; 2015—$2.2 million; 2016—$973,000; 2017—$884,000.

The carrying amount of the Company’s goodwill was $85.7 million at both March 31, 2013 and December 31, 2012. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2013 and December 31, 2012 other assets were $69.5 million and $75.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable were $42.9 million and $45.2 million at March 31, 2013 and December 31, 2012, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $20.3 million and $20.2 million at both March 31, 2013 and December 31, 2012, respectively.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $485.1 million and $549.1 million at March 31, 2013 and December 31, 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.1 million and $2.5 million for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013 and December 31, 2012, brokered deposits were $51.9 million and $56.9 million, respectively.

Deposits totaling approximately $493.9 million and $484.4 million at March 31, 2013 and December 31, 2012, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At March 31, 2013 and December 31, 2012, securities sold under agreements to repurchase totaled $77.2 million and $66.3 million, respectively. For the three month periods ended March 31, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $69.7 million and $69.1 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $130.4 million at March 31, 2013 and December 31, 2012. All of the outstanding balance at March 31, 2013 and December 31, 2012 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $45.5 million and $90.5 million at March 31, 2013 and December 31, 2012, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2013 and December 31, 2012, respectively.

12. Subordinated Debentures

Subordinated debentures at March 31, 2013 and December 31, 2012 consisted of guaranteed payments on trust preferred securities with the following components:

	March 31, 2013	December 31, 2012
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter. Retired during the first quarter of 2013.	$—	$20,619
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly. Retired during the first quarter of 2013.	—	5,155
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$3,093	$28,867

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

The Company currently holds a $3.1 million trust preferred security which is currently callable without penalty based on the terms of the specific agreement.

During the first quarter of 2013, the Company made the election to pay off $25.8 million of subordinated debentures which had previously been approved by the Federal Reserve Bank of St. Louis. The Company is currently evaluating whether to pay off the remaining $3.1 million subordinated debenture currently at a floating rate of 2.13% during 2013.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month period ended March 31:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Current:
Federal	$2,494	$6,935
State	501	1,042

Total current	2,995	7,977

Deferred:
Federal	5,814	(187)
State	1,154	(37)

Total deferred	6,968	(224)

Provision for income taxes	$9,963	$7,753

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month period ended March 31:

	Three Months Ended
	March 31,
	2013	2012
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(2.12)	(2.71)
Cash value of life insurance	(0.20)	(0.40)
State income taxes, net of federal benefit	3.91	2.93
Other	(0.38)	0.02

Effective income tax rate	36.21%	34.84%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$18,044	$19,999
Deferred compensation	1,254	1,331
Stock options	280	231
Real estate owned	8,915	9,211
Loan discounts	40,553	51,946
Tax basis premium/discount on acquisitions	21,813	23,914
Deposits	400	485
Other	5,311	7,239

Gross deferred tax assets	96,570	114,356

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,269	377
Unrealized gain on securities	6,870	7,747
Core deposit intangibles	1,251	1,506
Indemnification asset	44,524	54,009
FHLB dividends	892	889
Other	857	2,830

Gross deferred tax liabilities	55,663	67,358

Net deferred tax assets	$40,907	$46,998

14. Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 2,322,000 of common stock in the Company. The Company has approximately 858,000 shares of common stock remaining available for grants or issuance under the plan and approximately 1,325,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2013 was $10.6 million and $10.1 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2013 was approximately $74,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $424,000 as of March 31, 2013. For the first three months of 2013, the Company has expensed $27,000 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans at March 31, 2013 and December 31, 2012 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2013		For the Year Ended December 31, 2012
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	435	$13.32	569	$11.36
Granted	35	34.50	45	26.25
Forfeited	—	—	(1)	9.29
Exercised	(3)	14.94	(178)	10.33

Outstanding, end of period	467	14.90	435	13.32

Exercisable, end of period	395	$12.10	383	$11.72

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three-months ended March 31, 2013 was $6.37. The weighted-average fair value of options granted during the year ended December 31, 2012 was $7.18. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended	For the Year Ended
	March 31, 2013	December 31, 2012
Expected dividend yield	1.51%	1.52%
Expected stock price volatility	20.90%	30.56%
Risk-free interest rate	1.26%	1.47%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 6.17 to $7.01	19	1.62	$6.42	19	$6.42
$ 7.85 to $8.68	40	1.66	8.53	40	8.53
$ 9.55 to $9.83	48	2.17	9.62	48	9.62
$ 10.66 to $10.66	100	2.60	10.66	100	10.66
$ 11.09 to $11.09	101	2.95	11.09	101	11.09
$ 16.65 to $17.21	43	4.78	17.13	43	17.13
$ 18.50 to $18.62	9	4.27	18.59	9	18.59
$ 20.33 to $22.74	28	4.08	20.72	27	20.63
$ 26.25 to $26.25	44	8.81	26.25	8	26.25
$ 34.50 to $34.50	35	9.81	34.50	—	—

	467			395

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2013 and December 31, 2012 and changes during the period and year then ended:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Beginning of year	135	49
Issued	11	104
Vested	(14)	(18)
Forfeited	(7)	—

End of period	125	135

Amount of expense for three months and twelve months ended, respectively	$209	$780

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

On January 18, 2013, 9,000 shares of restricted common stock were issued to each non-employee member of our Board of Directors and 2,000 shares of restricted common stock to a regional president of our bank subsidiary for a total issuance of 11,000 shares of restricted common stock. The restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance.

The Company did not utilize a portion of its previously approved stock repurchase program during 2013. This program authorized the repurchase of 1,188,000 shares of the Company’s common stock. Shares repurchased to date under the program total 755,448 shares. The remaining balance available for repurchase is 432,552 shares at March 31, 2013.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Salaries and employee benefits	$12,952	$11,386
Occupancy and equipment	3,594	3,431
Data processing expense	1,510	1,091
Other operating expenses:
Advertising	693	460
Merger and acquisition expenses	28	1,692
Amortization of intangibles	802	630
Electronic banking expense	863	793
Directors’ fees	190	212
Due from bank service charges	133	116
FDIC and state assessment	630	638
Insurance	566	401
Legal and accounting	322	322
Other professional fees	473	498
Operating supplies	343	264
Postage	207	221
Telephone	303	246
Other expense	2,254	1,985

Total other operating expenses	7,807	8,478

Total non-interest expense	$25,863	$24,386

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

Although the Company has a diversified loan portfolio, at March 31, 2013 and December 31, 2012, non-covered commercial real estate loans represented 56.4% and 56.0% of non-covered loans and 246.6% and 253.4% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 28.4% and 29.1% of non-covered loans and 123.9% and 131.7% of total stockholders’ equity at March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013 and December 31, 2012, commitments to extend credit of $406.0 million and $407.1 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2013 and December 31, 2012, is $16.5 million and $16.4 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2013, the Company requested approximately $13.9 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings December 2012 through February 2013 from its banking subsidiary. The Company plans to continue to request dividends from its banking subsidiary during the remainder of 2013.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2013, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.4%, 13.8%, and 15.0%, respectively, as of March 31, 2013.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the three-month periods ended:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest paid	$3,987	$7,067
Income taxes paid	200	520
Assets acquired by foreclosure	5,679	6,129

21. Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2013 and December 31, 2012, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2013 and 2012.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $83.9 million and $97.8 million as of March 31, 2013 and December 31, 2012, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $129,000 and $50,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended March 31, 2013 and 2012, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $18.9 million and $20.4 million, respectively.

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

	March 31, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$302,357	$302,357	1
Federal funds sold	2,850	2,850	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,877	2,124,347	3
Loans receivable covered by FDIC loss share, net of allowance	355,036	355,036	3
FDIC indemnification asset	126,275	126,275	3
Accrued interest receivable	14,367	14,367	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$717,830	$717,830	1
Savings and interest-bearing transaction accounts	1,810,957	1,810,957	1
Time deposits	936,649	936,216	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	77,194	77,194	1
FHLB and other borrowed funds	130,369	138,236	2
Accrued interest payable	1,055	1,055	1
Subordinated debentures	3,093	3,099	3

	December 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$231,855	$231,855	1
Federal funds sold	17,148	17,148	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,253	2,202,859	3
Loans receivable covered by FDIC loss share	379,422	379,422	3
FDIC indemnification asset	139,646	139,646	3
Accrued interest receivable	16,305	16,305	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$666,414	$666,414	1
Savings and interest-bearing transaction accounts	1,784,047	1,784,047	1
Time deposits	1,032,991	1,037,235	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,278	66,278	1
FHLB and other borrowed funds	130,388	139,654	2
Accrued interest payable	1,243	1,243	1
Subordinated debentures	28,867	28,911	3

22. Recent Accounting Pronouncements

In October 2012, the FASB issued an update, ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”, to address the diversity in treatment with respect to indemnification assets recognized in connection with a government-assisted acquisition of a financial institution and the related asset subject to indemnification. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, a change in the cash flows expected to be collected on the indemnified asset will result in a change in the value of such asset and should also result in a change in the respective indemnification asset. The update clarifies that the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, which is the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The new authoritative guidance became effective for reporting periods after January 1, 2013. ASU 2012-06 did not impact or change the first quarter 2013 impairment tests or results; the Company was already following the guidance provided for in this new standard.

In February 2013, the FASB issued an update, ASU 2013-02, “Comprehensive Income (Topic 220): Reporting Items Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of amounts reclassified out of accumulated other comprehensive income in their entirety, by component, on the face of the statement of comprehensive income or in the notes to the financial statements. Amounts that are not required to be classified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. ASU 2013-02 is effective prospectively for fiscal years and interim periods beginning after January 1, 2013, and did not have an impact on the Company’s financial position or results of operations.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

23. Subsequent Events

On April 18, 2013 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

On April 18, 2013, our Board of Directors declared a two-for-one stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares will be distributed by the Company’s transfer agent, Computershare, and the Company’s common stock is expected to begin trading on a split-adjusted basis on the NASDAQ Global Select Market on or about June 13, 2013. The stock split is expected to increase the Company’s total shares of common stock outstanding as of April 18, 2013 from approximately 28,116,000 shares to approximately 56,232,000 shares. All previously reported share and per share data included in filings subsequent to the Payment Date will be restated to reflect the retroactive effect of this two-for-one stock split.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of March 31, 2013, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 7, 2013

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on March 4, 2013, which includes the audited financial statements for the year ended December 31, 2012. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of March 31, 2013, we had, on a consolidated basis, total assets of $4.23 billion, loans receivable, net of $2.62 billion, total deposits of $3.47 billion, and stockholders’ equity of $528.4 million.

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

Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Total assets	$4,225,507	$4,147,952
Loans receivable not covered by loss share	2,309,146	2,046,108
Loans receivable covered by FDIC loss share	358,669	455,435
Allowance for loan losses	45,935	51,014
FDIC claims receivable	42,885	25,229
Total deposits	3,465,436	3,380,399
Total stockholders’ equity	528,395	480,535
Net income	17,548	14,498
Basic earnings per common share	0.62	0.51
Diluted earnings per common share	0.62	0.51
Diluted earnings per common share excluding intangible amortization (1)	0.64	0.52
Annualized net interest margin – FTE	5.15%	4.65%
Efficiency ratio	46.03	49.75
Annualized return on average assets	1.70	1.52
Annualized return on average common equity	13.68	12.21

(1)	See Table 17 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.

Overview

Results of Operations for Three Months Ended March 31, 2013 and 2012

Our net income increased $3.0 million or 21.0% to $17.5 million for the three-month period ended March 31, 2013, from $14.5 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.62 and $0.51 for the three-month periods ended March 31, 2013 and 2012, respectively. The $3.0 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $1.7 million. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions. There was no provision for loan losses in first quarter of 2012 and 2013.

Impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $2.2 million of this amount being recognized during the first quarter of 2013. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true up liability. This positive event will reduce the indemnification asset by approximately $12.5 million of which $2.1 million was recognized for the first quarter of 2013, and increase our FDIC true-up liability by $1.6 million of which $57,000 was recognized for the first quarter of 2013. The $12.5 million will be amortized over the weighted average life of the shared-loss agreement. This amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.6 million will be expensed over the remaining true-up measurement date as other non-interest expense.

Our annualized return on average assets was 1.70% for the three months ended March 31, 2013, compared to 1.52% for the same period in 2012. Our annualized return on average common equity was 13.68% for the three months ended March 31, 2013, compared to 12.21% for the same period in 2012, respectively. The improvements in our ratios from 2012 to 2013 are consistent with the previously discussed changes in earnings for the three months ended March 31, 2013, compared to the same period in 2012.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.15% for the three months ended March 31, 2013, compared to 4.65% for the same period in 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. Our acquisitions have helped improve the yield on the loan portfolio. For the three months ended March 31, 2013, the effective yield on non-covered loans and covered loans was 6.11% and 10.30%, respectively. Excluding the $2.2 million of additional yield for the first quarter, the pro-forma effective yield on covered loans was 7.94%.

Our efficiency ratio was 46.03% for the three months ended March 31, 2013, compared to 49.75% for the same period in 2012. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier offset by a modest increase in costs associated with the asset growth from our acquisitions.

Financial Condition as of and for the Period Ended March 31, 2013 and December 31, 2012

Our total assets as of March 31, 2013 decreased $16.6 million to $4.23 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share decreased by $22.1 million to $2.31 billion as of March 31, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $26.2 million, an annualized reduction of 27.6%, to $358.7 million as of March 31, 2013, from $384.9 million as of December 31, 2012. Stockholders’ equity increased $12.9 million to $528.4 million as of March 31, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first three months of 2012 was 10.2%. The decrease in loans is primarily associated with low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $16.2 million of comprehensive income less the $3.7 million of dividends paid for 2013.

As of March 31, 2013, our non-performing non-covered loans decreased to $25.8 million, or 1.12%, of total non-covered loans from $27.3 million, or 1.17%, of total non-covered loans as of December 31, 2012. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 164.15% as of March 31, 2013, compared to 165.62% as of December 31, 2012. Non-performing non-covered loans in Arkansas were $9.6 million at March 31, 2013 compared to $12.1 million as of December 31, 2012. Non-performing non-covered loans in Florida were $16.2 million at March 31, 2013 compared to $15.2 million as of December 31, 2012. As of March 31, 2013 and December 31, 2012, no loans in Alabama were non-performing.

As of March 31, 2013, our non-performing non-covered assets improved to $44.9 million, or 1.21%, of total non-covered assets from $47.8 million, or 1.30%, of total non-covered assets as of December 31, 2012. Non-performing non-covered assets in Arkansas were $21.9 million at March 31, 2013 compared to $24.6 million as of December 31, 2012. Non-performing non-covered assets in Florida were $23.0 million at March 31, 2013 compared to $23.2 million as of December 31, 2012. Non-performing non-covered assets in Alabama were $17,000 at March 31, 2013. As of December 31, 2012, no assets in Alabama were non-performing.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter.

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

Acquisitions

Acquisition Vision Bank

On February 16, 2012, we acquired 17 branch locations in the Gulf Coast communities of Baldwin County, Alabama, and the Florida Panhandle through the acquisition of Vision Bank. Including the effects of purchase accounting adjustments, we acquired total assets of $529.5 million, total performing loans (after discount) of $340.3 million, cash and due from banks of $140.2 million, goodwill of $17.4 million, fixed assets of $12.5 million, deferred taxes of $11.2 million, core deposit intangible of $3.2 million and total deposits of $524.4 million. The fair value discount on the $355.8 of gross loans was $15.5 million. We did not purchase certain of Vision’s performing loans nor any of its non-performing loans or other real estate owned.

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

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. Presently, the Company has plans in the second quarter of 2013 to open a loan production office in Pensacola, Florida which will convert to a full-service branch shortly thereafter. During the middle of 2013, the Company has plans for one additional de novo branch location on Highway 30A in Seagrove, Florida. In January 2013, one branch in south Arkansas was closed to improve operational efficiency. As a result of our acquisition of Premier Bank in the fourth quarter of 2012, three branches were closed in the Tallahassee, Florida area in April 2013. As the Company evaluates its operational efficiencies in the Tallahassee market, the Company may consider closing an additional branch location. The Company has 46 branches in Arkansas, 51 branches in Florida and seven branches in Alabama as of April 2013.

Results of Operations

For Three Months Ended March 31, 2013 and 2012

Our net income increased 21.0% to $17.5 million for the three-month period ended March 31, 2013, from $14.5 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.62 and $0.51 for the three-month periods ended March 31, 2013 and 2012, respectively. The $3.0 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $1.7 million. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions. There was no provision for loan losses in first quarter of 2012 and 2013.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0% where it has remained since that time.

Impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $2.2 million of this amount being recognized during the first quarter of 2013.

Net interest income on a fully taxable equivalent basis increased $7.8 million, or 20.7%, to $45.4 million for the three-month period ended March 31, 2013, from $37.6 million for the same period in 2012. This increase in net interest income was the result of a $5.1 million increase in interest income combined with a $2.7 million decrease in interest expense. The $5.1 million increase in interest income was primarily the result of a higher level of earning assets. The $2.7 million decrease in interest expense for the three-month period ended March 31, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in our average time deposits, FHLB and other borrowed funds and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.0 million decrease in interest expense. The lower level of our average time deposits, FHLB and other borrowed funds and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of approximately $634,000.

Net interest margin, on a fully taxable equivalent basis, was 5.15% for the three months ended March 31, 2013 compared to 4.65% for the same periods in 2012, respectively. When adjusted for the previously discussed $2.2 million of additional yield for first quarter, net interest margin, on a fully taxable equivalent basis, was 4.91% for the quarter just ended compared to 4.65% in the first quarter of 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. The effective yield on non-covered loans for the three months ended March 31, 2013 and 2012 was 6.11% and 6.21%, respectively. The effective yield on covered loans for the three months ended March 31, 2013 and 2012 was 10.30% and 7.78%, respectively. Excluding the $2.2 million of additional yield for first quarter, the pro-forma effective yield on covered loans was 7.94%.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2013 and 2012, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2013, compared to the same periods in 2012.

Table 1: Analysis of Net Interest Income

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Interest income	$48,148	$42,988
Fully taxable equivalent adjustment	1,075	1,115

Interest income – fully taxable equivalent	49,223	44,103
Interest expense	3,799	6,454

Net interest income – fully taxable equivalent	$45,424	$37,649

Yield on earning assets – fully taxable equivalent	5.58%	5.44%
Cost of interest-bearing liabilities	0.52	0.92
Net interest spread – fully taxable equivalent	5.06	4.52
Net interest margin – fully taxable equivalent	5.15	4.65

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended
March 31,
2013 vs. 2012
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$5,118
Increase (decrease) in interest income due to change in earning asset yields	2
(Increase) decrease in interest expense due to change in interest-bearing liabilities	634
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	2,021

Increase (decrease) in net interest income	$7,775

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2013 and 2012. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$148,744	$98	0.27%	$151,569	$85	0.23%
Federal funds sold	15,724	7	0.18	2,964	2	0.27
Investment securities – taxable	561,056	2,403	1.74	568,890	2,860	2.02
Investment securities – non-taxable	165,411	2,419	5.93	151,289	2,495	6.63
Loans receivable	2,684,376	44,296	6.69	2,384,860	38,661	6.52

Total interest-earning assets	3,575,311	49,223	5.58	3,259,572	44,103	5.44

Non-earning assets	617,582			567,043

Total assets	$4,192,893			$3,826,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,771,631	$814	0.19%	$1,328,139	$1,011	0.31%
Time deposits	986,787	1,671	0.69	1,241,210	3,649	1.18

Total interest-bearing deposits	2,758,418	2,485	0.37	2,569,349	4,660	0.73
Federal funds purchased	—	—	0.00	382	—	0.00
Securities sold under agreement to repurchase	69,664	80	0.47	69,051	110	0.64
FHLB borrowed funds	130,376	1,004	3.12	142,761	1,160	3.27
Subordinated debentures	27,149	230	3.44	44,331	524	4.75

Total interest-bearing liabilities	2,985,607	3,799	0.52	2,825,874	6,454	0.92

Non-interest bearing liabilities
Non-interest bearing deposits	668,222			497,634
Other liabilities	18,769			25,563

Total liabilities	3,672,598			3,349,071
Stockholders’ equity	520,295			477,544

Total liabilities and stockholders’ equity	$4,192,893			$3,826,615

Net interest spread			5.06%			4.52%
Net interest income and margin		$45,424	5.15%		$37,649	4.65%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2013 compared to the same periods in 2012, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2013 over 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(2)	$15	$13
Federal funds sold	6	(1)	5
Investment securities – taxable	(38)	(419)	(457)
Investment securities – non-taxable	221	(297)	(76)
Loans receivable	4,931	704	5,635

Total interest income	5,118	2	5,120

Interest expense:
Interest-bearing transaction and savings deposits	277	(474)	(197)
Time deposits	(645)	(1,333)	(1,978)
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	1	(31)	(30)
FHLB borrowed funds	(97)	(59)	(156)
Subordinated debentures	(170)	(124)	(294)

Total interest expense	(634)	(2,021)	(2,655)

Increase (decrease) in net interest income	$5,752	$2,023	$7,775

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

While general economic trends have improved recently, we cannot be certain that the current economic conditions will considerably improve in the near future. Recent and ongoing events at the national and international levels can create uncertainty in the financial markets. Despite these economic uncertainties, we continue to follow our historically conservative procedures for lending and evaluating the provision and allowance for loan losses. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios.

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall during a recession. The recent recession harshly impacted the real estate market in Florida. The economic conditions particularly in our Florida market have improved recently, although not to pre-recession levels. Our Arkansas markets’ economies have been fairly stable over the past several years with no boom or bust. As a result, the Arkansas economy fared better with its real estate values during this time period.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. There was zero provision for covered loans for the three months ended March 31, 2013 and 2012.

Our provision for loan losses for non-covered loans remained zero for the three months ended March 31, 2013 and 2012. The net loans charged off for non-covered loans for the three months ended March 31, 2013 were $2.9 million compared to $1.1 million for the same period in 2012. Of the $2.9 million net charged off for the non-covered impaired loans, approximately $1.2 million is from our Florida market. The remaining $1.7 million predominately relates to net charge-offs on loans in our Arkansas market. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $9.0 million for the three-month period ended March 31, 2013 compared to $10.1 million for the same period in 2012. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion.

Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2013 and 2012, respectively, as well as changes for the three-month period ended March 31, 2013 compared to the same periods in 2012.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2013 Change
	2013	2012	from 2012
	(Dollars in thousands)
Service charges on deposit accounts	$3,709	$3,505	$204	5.8%
Other service charges and fees	3,437	3,024	413	13.7
Mortgage lending income	1,372	904	468	51.8
Insurance commissions	679	551	128	23.2
Income from title services	109	88	21	23.9
Increase in cash value of life insurance	180	257	(77)	(30.0)
Dividends from FHLB, FRB, Bankers’ bank & other	175	175	—	0.0
Gain on sale of SBA loans	56	—	56	100.0
Gain (loss) on sale of premises and equipment, net	15	—	15	100.0
Gain (loss) on OREO, net	86	(107)	193	(180.4)
Gain (loss) on securities, net	—	19	(19)	(100.0)
FDIC indemnification accretion/amortization, net	(1,992)	670	(2,662)	(397.3)
Other income	1,199	1,017	182	17.9

Total non-interest income	$9,025	$10,103	$(1,078)	(10.7)%

Non-interest income decreased $1.1 million, or 10.7%, to $9.0 million for the three-month period ended March 31, 2013 from $10.1 million for the same period in 2012.

The primary factor that resulted in this decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, mortgage lending income, changes in OREO gains and losses, gain on sales and other income.

Additional details on some of the more significant changes are as follows:

•	The $617,000 increase in service charges on deposit accounts and other service charges and fees are primarily from our 2012 acquisitions of Vision, Heritage and Premier.

•

The $468,000 increase in mortgage lending income is primarily related to increased mortgage lending activities resulting from the historically low rate environment during 2012 plus additional volume from the 2012 acquisitions of Vision, Heritage and Premier.

•

The $2.7 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013. These loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $12.5 million of which $2.1 million was recognized for the first quarter of 2013. The $12.5 million is being amortized over the weighted average life of the shared-loss agreement.

•

The $182,000 increase in other income is primarily from $326,000 of tax-free life insurance proceeds. The proceeds were in connection with two former associates who were not currently with the Company.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2013 and 2012, as well as changes for the three-month period ended March 31, 2013 compared to the same period in 2012.

Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2013 Change
	2013	2012	from 2012
	(Dollars in thousands)
Salaries and employee benefits	$12,952	$11,386	$1,566	13.8%
Occupancy and equipment	3,594	3,431	163	4.8
Data processing expense	1,510	1,091	419	38.4
Other operating expenses:
Advertising	693	460	233	50.7
Merger and acquisition expenses	28	1,692	(1,664)	(98.3)
Amortization of intangibles	802	630	172	27.3
Electronic banking expense	863	793	70	8.8
Directors’ fees	190	212	(22)	(10.4)
Due from bank service charges	133	116	17	14.7
FDIC and state assessment	630	638	(8)	(1.3)
Insurance	566	401	165	41.1
Legal and accounting	322	322	—	0.0
Other professional fees	473	498	(25)	(5.0)
Operating supplies	343	264	79	29.9
Postage	207	221	(14)	(6.3)
Telephone	303	246	57	23.2
Other expense	2,254	1,985	269	13.6

Total non-interest expense	$25,863	$24,386	$1,477	6.1%

Non-interest expense, excluding merger expenses increased $3.1 million, or 13.8%, to $25.8 million for the three-month period ended March 31, 2013, from $22.7 million for the same period in 2012.

Additional details on some of the more significant changes are as follows:

•	A $1.6 million increase in personnel costs primarily resulting from additional expense associated with the acquisitions of Vision, Heritage and Premier during 2012.

•	A $419,000 increase in data processing costs primarily resulting from additional expense associated with the acquisitions of Vision, Heritage and Premier during 2012.

Income Taxes

The provision for income taxes increased $2.2 million, or 28.5%, to $10.0 million for the three-month period ended March 31, 2013, from $7.8 million as of March 31, 2012. The effective income tax rate was 36.21% for the three-month period ended March 31, 2013, compared to 34.84% for the same period in 2012. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended March 31, 2013 and December 31, 2012

Our total assets as of March 31, 2013 decreased $16.6 million to $4.23 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share decreased by $22.1 million to $2.31 billion as of March 31, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $26.2 million, an annualized reduction of 27.6%, to $358.7 million as of March 31, 2013, from $384.9 million as of December 31, 2012. Stockholders’ equity increased $12.9 million to $528.4 million as of March 31, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first three months of 2012 was 10.2%. The decrease in loans is primarily associated with low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $16.2 million of comprehensive income less the $3.7 million of dividends paid for 2013.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.31 billion and $1.91 billion during the three-month periods ended March 31, 2013 and 2012, respectively. Non-covered loans were $2.31 billion as of March 31, 2013, compared to $2.33 billion as of December 31, 2012. The relatively static state of the legacy loan portfolio when compared to our historical expansion rates was not unexpected. This is primarily associated with low loan demand and payoffs in our non-covered portfolios as our customers have grown more cautious in this weaker economy.

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

As of March 31, 2013, we had $231.3 million of construction land development loans which were collateralized by land. This consisted of $132.1 million for raw land and $99.2 million for land with commercial and or residential lots.

Certain credit markets have experienced difficult conditions and volatility over the past several years, particularly Florida. Non-covered loans were $1.5 billion, $652.9 million and $155.8 million as of March 31, 2013 in Arkansas, Florida and Alabama, respectively.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31, 2013	December 31, 2012
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,014,301	$1,019,039
Construction/land development	254,673	254,800
Agricultural	34,288	32,513
Residential real estate loans:
Residential 1-4 family	531,698	549,269
Multifamily residential	122,998	129,742

Total real estate	1,957,958	1,985,363
Consumer	33,823	37,462
Commercial and industrial	269,463	256,908
Agricultural	16,573	19,825
Other	31,329	31,641

Loans receivable not covered by loss share	$2,309,146	$2,331,199

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

As of March 31, 2013, non-covered commercial real estate loans totaled $1.30 billion, or 56.4% of our non-covered loan portfolio, compared to $1.31 billion, or 56.0% of our non-covered loan portfolio, as of December 31, 2012. This decrease is primarily related to normal loan pay downs combined with a level loan demand for these types of loans. Our Florida and Alabama non-covered commercial real estate loans are approximately 15.8% and 3.5% of our non-covered loan portfolio, respectively.

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

As of March 31, 2013, non-covered residential real estate loans totaled $654.7 million, or 28.4% of our non-covered loan portfolio, compared to $679.0 million, or 29.1% of our non-covered loan portfolio, as of December 31, 2012. This decrease is primarily related to normal loan pay downs combined with reduced loan demand for these types of loans. Our Florida and Alabama non-covered residential real estate loans are approximately 9.4% and 2.4% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2013, our non-covered consumer loan portfolio totaled $33.8 million, or 1.5% of our total non-covered loan portfolio, compared to the $37.5 million, or 1.6% of our non-covered loan portfolio as of December 31, 2012. This decrease is associated with normal loan pay downs combined with reduced loan demand for these types of loans. Our Florida and Alabama non-covered consumer loans are approximately 0.7% and 0.1% of our non-covered loan portfolio, respectively.

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

As of March 31, 2013, non-covered commercial and industrial loans outstanding totaled $269.5 million, or 11.7% of our non-covered loan portfolio, compared to $256.9 million, or 11.0% of our non-covered loan portfolio, as of December 31, 2012. This increase is primarily related to normal loan pay downs offset by expanded loan demand. Our Florida and Alabama non-covered commercial and industrial loans are approximately 2.2% and 0.8% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of March 31, 2013

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,014,301	$155,345	$1,169,646
Construction/land development	254,673	58,384	313,057
Agricultural	34,288	2,256	36,544
Residential real estate loans
Residential 1-4 family	531,698	120,246	651,944
Multifamily residential	122,998	9,443	132,441

Total real estate	1,957,958	345,674	2,303,632
Consumer	33,823	28	33,851
Commercial and industrial	269,463	11,712	281,175
Agricultural	16,573	—	16,573
Other	31,329	1,255	32,584

Total	$2,309,146	$358,669	$2,667,815

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of March 31, 2013 and December 31, 2012. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual non-covered loans	$19,078	$21,336
Non-covered loans past due 90 days or more (principal or interest payments)	6,692	5,937

Total non-performing non-covered loans	25,770	27,273

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	18,861	20,393
Other non-performing non-covered assets	285	164

Total other non-performing non-covered assets	19,146	20,557

Total non-performing non-covered assets	$44,916	$47,830

Allowance for loan losses for non-covered loans to non- performing non-covered loans	164.15%	165.62%
Non-performing non-covered loans to total non-covered loans	1.12	1.17
Non-performing non-covered assets to total non-covered assets	1.21	1.30

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 62.8% and 55.6% of our non-performing non-covered loans as of March 31, 2013 and December 31, 2012, respectively.

Total non-performing non-covered loans were $25.8 million as of March 31, 2013, compared to $27.3 million as of December 31, 2012 for a decrease of $1.5 million. Of the $1.5 million decrease in non-performing loans, $2.5 million is from a decrease in non-performing loans in our Arkansas market offset by a $1.0 million increase in non-performing loans in our Florida market and no change in non-performing loans in Alabama. Non-performing loans at March 31, 2013 are $9.6 million and $16.2 million in the Arkansas and Florida markets, respectively. Alabama had zero non-performing loans at March 31, 2013.

Although the current state of the real estate market has improved, uncertainties still present in the national economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at March 31, 2013, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

During the recent real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2013, we had $54.1 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $30.6 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2013, the amount of troubled debt restructurings was $56.9 million, a decrease of 6.6% from $60.9 million at December 31, 2012. 95.2% and 94.4% of all restructured loans were performing to the terms of the restructure as of March 31, 2013 and December 31, 2012, respectively.

Total foreclosed assets held for sale not covered by loss share were $18.9 million as of March 31, 2013, compared to $20.4 million as of December 31, 2012 for a decrease of $1.5 million. The foreclosed assets held for sale not covered by loss share are comprised of $6.6 million of assets located in Florida with the remaining $12.3 million and $17,000 of assets located in Arkansas and Alabama, respectively.

During the first three months of 2013, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas has been in foreclosed assets since the first quarter of 2011. The carrying value was $3.7 million at March 31, 2013. The Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

At March 31, 2013, total foreclosed assets held for sale were $48.8 million. Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2013 and December 31, 2012.

Table 10: Total Foreclosed Assets Held For Sale

	As of March 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,537	$8,742	$16,279	$7,532	$9,024	$16,556
Construction/land development	6,000	13,048	19,048	7,343	13,586	20,929
Agricultural	—	599	599	—	599	599
Residential real estate loans
Residential 1-4 family	5,324	7,539	12,863	5,518	8,317	13,835

Total foreclosed assets held for sale	$18,861	$29,928	$48,789	$20,393	$31,526	$51,919

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2013, average non-covered impaired loans were $114.9 million compared to $133.5 million as of December 31, 2012. As of March 31, 2013, non-covered impaired loans were $102.7 million compared to $127.2 million as of December 31, 2012 for a decrease of $24.5 million. A $30.6 million reduction in loan balances for both criticized and/or classified loans with a specific allocation and non-performing loans offset by a $6.1 million increase in impaired loans categorized as TDR’s as of March 31, 2013 when compared to December 31, 2012 primarily accounted for this decrease. As of March 31, 2013, our Florida and Alabama markets accounted for approximately $58.1 million and $111,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions and the 2012 acquisitions of Heritage and Premier for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these transactions were deemed to be impaired loans. These loans were not classified as non-performing assets at March 31, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of March 31, 2013 and December 31, 2012:

Table 11: Total Non-Accrual Loans

	As of March 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,743	$—	$2,743	$3,659	$—	$3,659
Construction/land development	2,598	—	2,598	2,680	—	2,680
Agricultural	118	—	118	140	—	140
Residential real estate loans
Residential 1-4 family	10,162	—	10,162	9,972	—	9,972
Multifamily residential	1,596	—	1,596	3,215	—	3,215

Total real estate	17,217	—	17,217	19,666	—	19,666
Consumer	420	—	420	593	—	593
Commercial and industrial	1,441	—	1,441	1,077	—	1,077
Other	—	—	—	—	—	—

Total non-accrual loans	$19,078	$—	$19,078	$21,336	$—	$21,336

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $333,000 and $437,000 for the three-month periods ended March 31, 2013 and 2012, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month periods ended March 31, 2013 and 2012 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2013 and December 31, 2012:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of March 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,401	$27,135	$29,536	$1,437	$32,227	$33,664
Construction/land development	1,210	12,652	13,862	1,296	14,962	16,258
Agricultural	—	208	208	—	548	548
Residential real estate loans
Residential 1-4 family	2,456	20,909	23,365	2,589	20,005	22,594
Multifamily residential	—	351	351	—	—	—

Total real estate	6,067	61,255	67,322	5,322	67,742	73,064
Consumer	27	—	27	95	—	95
Commercial and industrial	598	4,018	4,616	520	3,121	3,641

Total loans accruing past due 90 days or more	$6,692	$65,273	$71,965	$5,937	$70,863	$76,800

The Company’s total past due and non-accrual covered loans to total covered loans was 18.2% and 18.4% as of March 31, 2013 and December 31, 2012, respectively.

Allowance for Loan Losses for Non-Covered Loans

Overview. The allowance for loan losses for non-covered loans is maintained at a level which our management believes is adequate to absorb all probable losses on loans in the loan portfolio. The amount of the allowance is affected by: (i) loan charge-offs, which decrease the allowance; (ii) recoveries on loans previously charged off, which increase the allowance; and (iii) the provision of possible loan losses charged to income, which increases the allowance. In determining the provision for possible loan losses, it is necessary for our management to monitor fluctuations in the allowance resulting from actual charge-offs and recoveries and to periodically review the size and composition of the loan portfolio in light of current and anticipated economic conditions. If actual losses exceed the amount of allowance for loan losses for non-covered loans, our earnings could be adversely affected.

As we evaluate the allowance for loan losses for non-covered loans, we categorize it as follows: (i) specific allocations; (ii) allocations for criticized and classified assets with no specific allocation; (iii) general allocations for each major loan category; and (iv) miscellaneous allocations.

Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. The majority of the Company’s impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loans. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses for non-covered loans, and if necessary, adjustments are made to the specific allocation provided for a particular loan.

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order a new appraisal for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower’s repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses for non-covered loans. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal is required, it is ordered and will be taken into consideration during the next completion of the impairment analysis.

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

As a general rule, when it becomes evident that the full principal and accrued interest of a loan may not be collected, or by law at 105 days past due, we will reflect that loan as non-performing. It will remain non-performing until it performs in a manner that it is reasonable to expect that we will collect the full principal and accrued interest.

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

Charge-offs and Recoveries. Total charge-offs increased to $3.3 million for the three months ended March 31, 2013, compared to $1.5 million for the same period in 2012. Total recoveries increased to $450,000 for the three months ended March 31, 2013, compared to $354,000 for the same period in 2012. For the three months ended March 31, 2013, the net charge-offs were $1.7 million for Arkansas, $1.2 million for Florida and $3,000 for Alabama, respectively, equaling a net charge-off position of $2.9 million.

During the first quarter of 2013, there were $3.3 million in charge-offs and $450,000 in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal (for collateral dependent loans) for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month periods ended March 31, 2013 and 2012.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$45,170	$52,129
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	245	59
Construction/land development	118	46
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	1,027	620
Multifamily residential	1,026	95

Total real estate	2,416	820
Consumer	602	201
Commercial and industrial	35	206
Agricultural	—	—
Other	265	242

Total loans charged off	3,318	1,469

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	17	13
Construction/land development	15	4
Agricultural	—	11
Residential real estate loans:
Residential 1-4 family	114	40
Multifamily residential	66	—

Total real estate	212	68
Consumer	42	52
Commercial and industrial	15	80
Agricultural	—	—
Other	181	154

Total recoveries	450	354

Net loans charged off (recovered)	2,868	1,115
Provision for loan losses for non-covered loans	—	—

Balance, March 31	$42,302	$51,014

Discount for credit losses on non-covered loans acquired	$80,305	$17,154
Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.50%	0.23%
Allowance for loan losses for non-covered loans to period end non-covered loans	1.83	2.49
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired	5.13	3.30
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	364	1,138

Allocated Allowance for Loan Losses for Non-Covered Loans. We use a risk rating and specific reserve methodology in the calculation and allocation of our allowance for loan losses for non-covered loans. While the allowance is allocated to various loan categories in assessing and evaluating the level of the allowance, the allowance is available to cover charge-offs incurred in all loan categories. Because a portion of our portfolio has not matured to the degree necessary to obtain reliable loss data from which to calculate estimated future losses, the unallocated portion of the allowance is an integral component of the total allowance. Although unassigned to a particular credit relationship or product segment, this portion of the allowance is vital to safeguard against the imprecision inherent in estimating credit losses.

The changes for the period ended March 31, 2013 and the year ended December 31, 2012 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of March 31, 2013 and December 31, 2012.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of March 31, 2013		As of December 31, 2012
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$18,246	43.9%	$19,781	43.7%
Construction/land development	6,197	11.0	5,816	10.9
Agricultural	265	1.5	193	1.4
Residential real estate loans:
Residential 1-4 family	6,468	23.0	10,467	23.6
Multifamily residential	3,361	5.3	3,346	5.6

Total real estate	34,537	84.7	39,603	85.2
Consumer	620	1.5	894	1.6
Commercial and industrial	2,827	11.7	3,870	11.0
Agricultural	417	0.7	394	0.8
Other	—	1.4	—	1.4
Unallocated	3,901	—	409	—

Total	$42,302	100.0%	$45,170	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $3.6 million and $5.5 million at March 31, 2013 and December 31, 2012, respectively. Total charge-offs increased to $1.8 million for the three months ended March 31, 2013, compared to zero for the same period in 2012. Total recoveries increased to $11,000 for the three months ended March 31, 2013, compared to zero for the same period in 2012. There was no provision for loan loss taken on covered loans during the three months ended March 31, 2013 and 2012.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of March 31, 2013 and December 31, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $724.9 million as of March 31, 2013, compared to $726.2 million as of December 31, 2012. The estimated effective duration of our securities portfolio was 3.0 years as of March 31, 2013.

As of March 31, 2013, $323.7 million, or 44.7%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $325.3 million, or 44.8%, of our available-for-sale securities as of December 31, 2012. To reduce our income tax burden, $186.3 million, or 25.7%, of our available-for-sale securities portfolio as of March 31, 2013, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $190.6 million, or 26.3%, of our available-for-sale securities as of December 31, 2012. Also, we had approximately $191.7 million, or 26.4%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2013, compared to $190.7 million, or 26.3%, of our available-for-sale securities as of December 31, 2012.

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

Deposits

Our deposits averaged $3.43 billion for the three-month period ended March 31, 2013. Total deposits decreased $18.0 million, or a decrease of 0.52%, to $3.47 billion as of March 31, 2013, from $3.48 billion as of December 31, 2012. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of March 31, 2013 and December 31, 2012, brokered deposits were $51.9 million and $56.9 million, respectively. Included in these brokered deposits are $42.9 million and $52.5 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2013 and December 31, 2012, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50 million.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0% where it has remained since that time.

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2013 and 2012.

Table 15: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$668,222	—%	$497,634	—%
Interest-bearing transaction accounts	1,567,727	0.20	1,177,442	0.29
Savings deposits	203,904	0.11	150,697	0.45
Time deposits:
$100,000 or more	524,816	0.75	741,063	1.34
Other time deposits	461,971	0.61	500,147	0.95

Total	$3,426,640	0.29%	$3,066,983	0.61%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $10.9 million, or 16.5%, from $66.3 million as of December 31, 2012 to $77.2 million as of March 31, 2013.

FHLB Borrowed Funds

Our FHLB borrowed funds were $130.4 million at both March 31, 2013 and December 31, 2012. All of the outstanding balance for March 31, 2013 and December 31, 2012 were issued as long-term advances. Our remaining FHLB borrowing capacity was $759.3 million and $640.5 million as of March 31, 2013 and December 31, 2012, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $3.1 million and $28.9 million as of March 31, 2013 and December 31, 2012, respectively.

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

As of December 31, 2012, the Company held $28.9 million of trust preferred securities currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. During the first quarter of 2013, we redeemed approximately $25.8 million in trust preferred securities. We are evaluating the remaining $3.1 million subordinated debenture and may pay off the remaining balance during 2013.

Stockholders’ Equity

Stockholders’ equity was $528.4 million at March 31, 2013 compared to $515.5 million at December 31, 2012, an increase of 2.5%. As of March 31, 2013 and December 31, 2012 our equity to asset ratio was 12.5% and 12.2% respectively. Book value per share was $18.79 at March 31, 2013 compared to $18.34 at December 31, 2012, a 10.0% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.13 and $0.10 per share for the three-month periods ended March 31, 2013 and 2012. The common stock dividend payout ratio for the three months ended March 31, 2013 and 2012 was 20.8% and 19.5%, respectively. For the second quarter of 2013, the Board of Directors declared a regular $0.15 per share quarterly cash dividend payable June 5, 2013, to shareholders of record May 15, 2013.

Two-for-One Stock Split. On April 18, 2013, our Board of Directors declared a two-for-one stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares will be distributed by the Company’s transfer agent, Computershare, and the Company’s common stock is expected to begin trading on a split-adjusted basis on the NASDAQ Global Select Market on or about June 13, 2013. The stock split is expected to increase the Company’s total shares of common stock outstanding as of April 18, 2013 from approximately 28,116,000 shares to approximately 56,232,000 shares. All previously reported share and per share data included in filings subsequent to the Payment Date will be restated to reflect the retroactive effect of this two-for-one stock split.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2013 and December 31, 2012, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of March 31, 2013 and December 31, 2012.

Table 16: Risk-Based Capital

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$528,395	$515,473
Qualifying trust preferred securities	3,000	28,000
Goodwill and core deposit intangibles, net	(96,032)	(96,785)
Unrealized (gain) loss on available-for-sale securities	(10,643)	(12,001)
Deferred tax assets	—	(3,529)

Total Tier 1 capital	424,720	431,158

Tier 2 capital
Qualifying allowance for loan losses	38,607	38,807
Qualifying unrealized gains on available-for-sale securities	27	—

Total Tier 2 capital	38,634	38,807

Total risk-based capital	$463,354	$469,965

Average total assets for leverage ratio	$4,096,861	$3,939,206

Risk weighted assets	$3,081,214	$3,092,707

Ratios at end of period
Leverage ratio	10.37%	10.95%
Tier 1 risk-based capital	13.78	13.94
Total risk-based capital	15.04	15.20
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $96.9 million, $97.7 million, and $88.3 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2013, December 31, 2012 and March 31, 2012, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively.

Table 17: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
GAAP net income available to common stockholders	$17,548	$14,498
Intangible amortization after-tax	487	383

Earnings available to common stockholders excluding intangible amortization	$18,035	$14,881

GAAP diluted earnings per common share	$0.62	$0.51
Intangible amortization after-tax	0.02	0.01

Diluted earnings per common share excluding intangible amortization	$0.64	$0.52

Table 18: Tangible Book Value Per Share

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$18.79	$18.34
Tangible book value per common share: (A-C-D)/B	15.35	14.86
(A) Total common equity	$528,395	$515,473
(B) Common shares outstanding	28,114	28,107
(C) Goodwill	$85,681	$85,681
(D) Core deposit and other intangibles	11,259	12,061

Table 19: Annualized Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Return on average assets: A/C	1.70%	1.52%
Return on average assets excluding intangible amortization: B/(C-D)	1.79	1.60
(A) Net income	$17,548	$14,498
Intangible amortization after-tax	487	383

(B) Earnings excluding intangible amortization	$18,035	$14,881

(C) Average assets	$4,192,893	$3,826,615
(D) Average goodwill, core deposits and other intangible assets	97,332	79,460

Table 20: Annualized Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Return on average common equity: A/C	13.68%	12.21%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	17.29	15.03
(A) Net income available to common stockholders	$17,548	$14,498
(B) Earnings available to common stockholders excluding intangible amortization after-tax	18,035	14,881
(C) Average common equity	520,295	477,544
(D) Average goodwill, core deposits and other intangible assets	97,332	79,460

Table 21: Tangible Equity to Tangible Assets

	As of March 31, 2013	As of December 31, 2012
	(Dollars in thousands)
Equity to assets: B/A	12.50%	12.15%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	10.45	10.08
(A) Total assets	$4,225,507	$4,242,130
(B) Total equity	528,395	515,473
(C) Goodwill	85,681	85,681
(D) Core deposit and other intangibles	11,259	12,061

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2013, our cash and cash equivalents were $302.4 million, or 7.2% of total assets, compared to $231.9 million, or 5.5% of total assets, as of December 31, 2012. Our investment securities and federal funds sold were $727.8 million as of March 31, 2013 and $743.4 million as of December 31, 2012.

Our investment portfolio is comprised of approximately 64.0% or $460.8 million of securities which mature in less than five years. As of March 31, 2013 and December 31, 2012, $543.0 million and $532.8 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2013, our total deposits were $3.47 billion, or 82.0% of total assets, compared to $3.48 billion, or 82.1% of total assets, as of December 31, 2012. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of March 31, 2013 and December 31, 2012. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $130.4 million at both March 31, 2013 and December 31, 2012. All of the 2013 and 2012 outstanding balances were issued as long-term advances. Our FHLB borrowing capacity was $759.3 million and $640.5 million as of March 31, 2013 and December 31, 2012.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of March 31, 2013 was asset sensitive with a one-year cumulative repricing gap of 9.4%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 22 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2013.

Table 22: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$206,753	$—	$—	$—	$—	$—	$—	$206,753
Federal funds sold	2,850	—	—	—	—	—	—	2,850
Investment securities	50,413	70,643	51,549	96,508	93,918	136,685	225,213	724,929
Loans receivable	510,529	274,083	286,039	498,368	438,985	553,100	60,776	2,621,880

Total earning assets	770,545	344,726	337,588	594,876	532,903	689,785	285,989	3,556,412

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	73,961	147,921	221,883	443,764	291,269	271,144	361,015	1,810,957
Time deposits	95,509	177,144	191,125	261,709	109,350	101,670	142	936,649
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	65,614	—	—	—	1,544	4,632	5,404	77,194
FHLB borrowed funds	105	12	30,019	135	279	44,361	55,458	130,369
Subordinated debentures	3,093	—	—	—	—	—	—	3,093

Total interest- bearing liabilities	238,282	325,077	443,027	705,608	402,442	421,807	422,019	2,958,262

Interest rate sensitivity gap	$532,263	$19,649	$(105,439)	$(110,732)	$130,461	$267,978	$(136,030)	$598,150

Cumulative interest rate sensitivity gap	$532,263	$551,912	$446,473	$335,741	$466,202	$734,180	$598,150
Cumulative rate sensitive assets to rate sensitive liabilities	323.4%	198.0%	144.4%	119.6%	122.0%	128.9%	120.2%
Cumulative gap as a % of total earning assets	15.0%	15.5%	12.6%	9.4%	13.1%	20.6%	16.8%

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

Article II. Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

Item 1A. Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2012. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

HOME BANCSHARES, INC.
(Registrant)

Date: May 7, 2013	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 7, 2013	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer