Form 10-Q
period 2013-06-30
HOME BANCSHARES INC
filed 2013-08-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

Common Stock Issued and Outstanding: 56,251,423 shares as of August 2, 2013.

HOME BANCSHARES, INC.

FORM 10-Q

June 30, 2013

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

•	the failure of assumptions underlying the establishment of our allowance for loan losses; and

•	the failure of assumptions underlying the estimates of the fair values for our acquired covered and non-covered assets, FDIC indemnification asset and FDIC claims receivable.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$75,148	$101,972
Interest-bearing deposits with other banks	97,576	129,883

Cash and cash equivalents	172,724	231,855
Federal funds sold	2,475	17,148
Investment securities – available-for-sale	736,406	726,223
Loans receivable not covered by loss share	2,339,242	2,331,199
Loans receivable covered by FDIC loss share	329,802	384,884
Allowance for loan losses	(41,450)	(50,632)

Loans receivable, net	2,627,594	2,665,451
Bank premises and equipment, net	119,737	113,883
Foreclosed assets held for sale not covered by loss share	15,985	20,393
Foreclosed assets held for sale covered by FDIC loss share	27,073	31,526
FDIC indemnification asset	116,071	139,646
Cash value of life insurance	59,401	59,219
Accrued interest receivable	14,424	16,305
Deferred tax asset, net	46,655	46,998
Goodwill	85,681	85,681
Core deposit and other intangibles	10,457	12,061
Other assets	56,654	75,741

Total assets	$4,091,337	$4,242,130

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$733,374	$666,414
Savings and interest-bearing transaction accounts	1,735,280	1,784,047
Time deposits	856,581	1,032,991

Total deposits	3,325,235	3,483,452
Securities sold under agreements to repurchase	73,461	66,278
FHLB borrowed funds	130,251	130,388
Accrued interest payable and other liabilities	25,787	17,672
Subordinated debentures	3,093	28,867

Total liabilities	3,557,827	3,726,657

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2013 and 50,000,000 shares in 2012; shares issued and outstanding 56,243,423 in 2013 and 56,213,054 (split adjusted) in 2012	562	281
Capital surplus	416,795	416,354
Retained earnings	114,172	86,837
Accumulated other comprehensive income	1,981	12,001

Total stockholders’ equity	533,510	515,473

Total liabilities and stockholders’ equity	$4,091,337	$4,242,130

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data(1))	2013	2012	2013	2012
	(Unaudited)
Interest income:
Loans	$44,036	$40,365	$88,195	$78,871
Investment securities
Taxable	2,490	3,060	4,893	5,920
Tax-exempt	1,467	1,534	2,948	3,069
Deposits – other banks	86	127	184	212
Federal funds sold	6	3	13	5

Total interest income	48,085	45,089	96,233	88,077

Interest expense:
Interest on deposits	2,129	4,164	4,614	8,824
FHLB borrowed funds	1,012	1,134	2,016	2,294
Securities sold under agreements to repurchase	86	111	166	221
Subordinated debentures	17	521	247	1,045

Total interest expense	3,244	5,930	7,043	12,384

Net interest income	44,841	39,159	89,190	75,693
Provision for loan losses	850	1,333	850	1,333

Net interest income after provision for loan losses	43,991	37,826	88,340	74,360

Non-interest income:
Service charges on deposit accounts	4,088	3,668	7,797	7,173
Other service charges and fees	3,479	3,223	6,916	6,247
Mortgage lending income	1,619	1,277	2,991	2,181
Insurance commissions	444	438	1,123	989
Income from title services	136	129	245	217
Increase in cash value of life insurance	218	214	398	471
Dividends from FHLB, FRB, Bankers’ bank & other	401	175	576	350
Gain on sale of SBA loans	—	198	56	198
Gain (loss) on sale of premises and equipment, net	394	359	409	359
Gain (loss) on OREO, net	441	159	527	52
Gain (loss) on securities, net	111	(9)	111	10
FDIC indemnification accretion/amortization, net	(2,283)	449	(4,275)	1,119
Other income	757	773	1,956	1,790

Total non-interest income	9,805	11,053	18,830	21,156

Non-interest expense:
Salaries and employee benefits	12,957	11,903	25,909	23,289
Occupancy and equipment	3,894	3,552	7,488	6,983
Data processing expense	1,231	1,371	2,741	2,462
Other operating expenses	7,773	7,598	15,580	16,076

Total non-interest expense	25,855	24,424	51,718	48,810

Income before income taxes	27,941	24,455	55,452	46,706
Income tax expense	10,282	8,965	20,245	16,718

Net income	$17,659	$15,490	$35,207	$29,988

Basic earnings per common share	$0.32	$0.28	$0.63	$0.53

Diluted earnings per common share	$0.31	$0.27	$0.62	$0.53

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
	(unaudited)
Net income	$17,659	$15,490	$35,207	$29,988
Net unrealized gain (loss) on available-for-sale securities	(14,142)	4,417	(16,377)	3,521
Less: reclassification adjustment for realized (gains) losses included in income	(111)	9	(111)	(10)

Other comprehensive income (loss), before tax effect	(14,253)	4,426	(16,488)	3,511
Tax effect	5,591	(1,736)	6,468	(1,377)

Other comprehensive income (loss)	(8,662)	2,690	(10,020)	2,134

Comprehensive income	$8,997	$18,180	$25,187	$32,122

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2013 and 2012

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance at January 1, 2012	$283	$425,649	$40,130	$8,004	$474,066
Comprehensive income:
Net income	—	—	29,988	—	29,988
Other comprehensive income (loss)	—	—	—	2,134	2,134
Net issuance of 73,466 shares of common stock from exercise of stock options plus issuance of 9,522 bonus shares of unrestricted common stock	—	545	—	—	545
Repurchase of 476,468 shares of common stock	(2)	(6,109)	—	—	(6,111)
Tax benefit from stock options exercised	—	221	—	—	221
Share-based compensation	—	232	—	—	232
Cash dividends – Common Stock, $0.10 per share	—	—	(5,640)	—	(5,640)

Balances at June 30, 2012 (unaudited)	281	420,538	64,478	10,138	495,435
Comprehensive income:
Net income	—	—	33,034	—	33,034
Other comprehensive income (loss)	—	—	—	1,863	1,863
Net issuance of 281,948 shares of common stock from exercise of stock options	2	1,411	—	—	1,413
Repurchase of 434,428 shares of common stock	(3)	(7,435)	—	—	(7,438)
Tax benefit from stock options exercised	—	1,156	—	—	1,156
Share-based compensation	1	684	—	—	685
Cash dividends – Common Stock, $0.19 per share	—	—	(10,675)	—	(10,675)

Balances at December 31, 2012	281	416,354	86,837	12,001	515,473
Comprehensive income:
Net income	—	—	35,207	—	35,207
Other comprehensive income (loss)	—	—	—	(10,020)	(10,020)
Net issuance of 11,701 shares of common stock from exercise of stock options	—	79	—	—	79
Two for one stock split during June 2013	281	(281)	—	—	—
Tax benefit from stock options exercised	—	48	—	—	48
Share-based compensation	—	595	—	—	595
Cash dividends – Common Stock, $0.14 per share	—	—	(7,872)	—	(7,872)

Balances at June 30, 2013 (unaudited)	$562	$416,795	$114,172	$1,981	$533,510

(1)	All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2013	2012
	(Unaudited)
Operating Activities
Net income	$35,207	$29,988
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,212	2,956
Amortization/(accretion)	290	2,568
Share-based compensation	595	232
Tax benefits from stock options exercised	(48)	(221)
(Gain) loss on assets	(1,318)	(420)
Provision for loan losses	850	1,333
Deferred income tax effect	6,811	1,605
Increase in cash value of life insurance	(398)	(471)
Originations of mortgage loans held for sale	(66,673)	(74,377)
Proceeds from sales of mortgage loans held for sale	58,567	68,959
Changes in assets and liabilities:
Accrued interest receivable	1,881	717
Indemnification and other assets	46,165	27,637
Accrued interest payable and other liabilities	8,163	(11,476)

Net cash provided by (used in) operating activities	93,304	49,030

Investing Activities
Net (increase) decrease in federal funds sold	14,673	525
Net (increase) decrease in loans net, excluding loans acquired	38,923	103,961
Purchases of investment securities – available-for-sale	(153,852)	(254,059)
Proceeds from maturities of investment securities – available-for-sale	123,942	212,375
Proceeds from sale of investment securities – available-for-sale	278	1,243
Proceeds from foreclosed assets held for sale	15,042	18,119
Proceeds from sale of SBA loans	592	3,000
Purchases of premises and equipment, net	(8,657)	(2,330)
Death benefits received	540	—
Net cash proceeds received in market acquisitions	—	140,234

Net cash provided by (used in) investing activities	31,481	223,068

Financing Activities
Net increase (decrease) in deposits net, excluding deposits acquired	(158,217)	(88,934)
Net increase (decrease) in securities sold under agreements to repurchase	7,183	4,301
Net increase (decrease) in FHLB and other borrowed funds	(137)	(2,254)
Retirement of subordinated debentures	(25,000)	—
Repurchase of common stock	—	(6,111)
Proceeds from exercise of stock options	79	545
Tax benefits from stock options exercised	48	221
Dividends paid on common stock	(7,872)	(5,640)

Net cash provided by (used in) financing activities	(183,916)	(97,872)

Net change in cash and cash equivalents	(59,131)	174,226
Cash and cash equivalents – beginning of year	231,855	184,304

Cash and cash equivalents – end of period	$172,724	$358,530

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2013 and 2012 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per common share are computed based on the weighted average number of shares outstanding during each year, which have been restated to reflect the effect of the 2-for-1 stock split during June 2013. Diluted earnings per common share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per common share (EPS) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$17,659	$15,490	$35,207	$29,988
Average shares outstanding	56,234	56,190	56,228	56,325
Effect of common stock options	343	376	327	366

Diluted shares outstanding	56,577	56,566	56,555	56,691

Basic earnings per common share	$0.32	$0.28	$0.63	$0.53
Diluted earnings per common share	$0.31	$0.27	$0.62	$0.53

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

Acquisition Liberty Bancshares, Inc.

On June 25, 2013, Home BancShares, Inc. announced the signing of a definitive agreement for Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas, to merge into Home BancShares, Inc. Under the terms of the agreement, shareholders of Liberty will receive $250 million of HBI stock plus $30 million in cash.

Upon completion of the transaction, the combined company will have approximately $7.0 billion in total assets, $5.6 billion in deposits, $4.4 billion in net loans, 151 branches, 186 ATMs, and 1,500 employees across Arkansas, Florida and Southern Alabama. The merger will significantly increase the Company’s deposit market share in Arkansas making it the 2nd largest bank holding company headquartered in Arkansas.

The acquisition is expected to close late in the third quarter or early in the fourth quarter of 2013 and is subject to Home and Liberty shareholder approval, regulatory approval, and other conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Liberty Bank will merge with and into Centennial Bank immediately after the merger of Liberty with and into Home. Subject to the receipt of requisite approvals, Home expects to repurchase all of Liberty’s Small Business Lending Fund preferred stock held by the U.S. Treasury shortly after the closing.

3. Investment Securities

The amortized cost and estimated fair value of investment securities were as follows:

	June 30, 2013
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$196,050	$1,741	$(1,520)	$196,271
Mortgage-backed securities	304,839	3,975	(2,349)	306,465
State and political subdivisions	194,643	4,211	(2,787)	196,067
Other securities	37,614	257	(268)	37,603

Total	$733,146	$10,184	$(6,924)	$736,406

	December 31, 2012
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

Assets, principally investment securities, having a carrying value of approximately $538.4 million and $532.8 million at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $73.5 million and $66.3 million at June 30, 2013 and December 31, 2012, respectively.

The amortized cost and estimated fair value of securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$227,905	$227,939
Due after one year through five years	257,389	258,735
Due after five years through ten years	220,568	221,645
Due after ten years	27,284	28,087

Total	$733,146	$736,406

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended June 30, 2013, $167,000 in available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $111,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month and six-month periods ended June 30, 2012, $192,000 and $1.2 million, respectively, in available-for-sale securities were sold. The gross realized losses on the sales for the three month period ended June 30, 2012 totaled approximately $9,000. The gross realized gains and losses on the sales for the six month period ended June 30, 2012 totaled approximately $21,000 and $11,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the six month period ended June 30, 2013, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of June 30, 2013, the Company had approximately $26,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 66.1% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$89,660	$(1,494)	$5,087	$(26)	$94,747	$(1,520)
Mortgage-backed securities	139,122	(2,349)	—	—	139,122	(2,349)
State and political subdivisions	57,584	(2,787)	—	—	57,584	(2,787)
Other securities	16,104	(268)	—	—	16,104	(268)

Total	$302,470	$(6,898)	$5,087	$(26)	$307,557	$(6,924)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$26,002	$(22)	$10,477	$(54)	$36,479	$(76)
Mortgage-backed securities	36,675	(180)	—	—	36,675	(180)
State and political subdivisions	15,797	(96)	—	—	15,797	(96)
Other securities	1,973	(19)	—	—	1,973	(19)

Total	$80,447	$(317)	$10,477	$(54)	$90,924	$(371)

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,003,391	$1,019,039
Construction/land development	281,994	254,800
Agricultural	31,119	32,513
Residential real estate loans
Residential 1-4 family	528,260	549,269
Multifamily residential	120,899	129,742

Total real estate	1,965,663	1,985,363
Consumer	32,671	37,462
Commercial and industrial	287,351	256,908
Agricultural	26,462	19,825
Other	27,095	31,641

Loans receivable not covered by loss share	$2,339,242	$2,331,199

During the three and six-month periods ended June 30, 2013, the Company sold $536,000 of the guaranteed portion of an SBA loan, which resulted in a gain of approximately $56,000. During the three and six-month periods ended June 30, 2012, the Company sold $2.8 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $198,000.

Mortgage loans held for sale of approximately $20.6 million and $22.0 million at June 30, 2013 and December 31, 2012, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2013 and December 31, 2012 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of June 30, 2013 and December 31, 2012 for the Company:

	June 30, 2013	December 31, 2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$143,922	$164,723
Construction/land development	56,447	66,713
Agricultural	1,784	2,282
Residential real estate loans
Residential 1-4 family	107,612	125,625
Multifamily residential	10,644	9,567

Total real estate	320,409	368,910
Consumer	20	39
Commercial and industrial	8,193	14,668
Other	1,180	1,267

Loans receivable covered by FDIC loss share (1)	$329,802	$384,884

(1)	These loans were not classified as non-performing assets at June 30, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of June 30, 2013 and December 31, 2012, $57.8 million and $70.9 million, respectively, were accruing past due loans 90 days or more.

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

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the six months ended June 30, 2013:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$45,170	$5,462	$50,632
Loans charged off	(6,679)	(5,027)	(11,706)
Recoveries of loans previously charged off	1,257	17	1,274

Net loans recovered (charged off)	(5,422)	(5,010)	(10,432)

Provision for loan losses for non-covered loans	750	—	750
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	500	500
Benefit attributable to FDIC loss share agreements	—	(400)	(400)

Net provision for loan losses	—	100	100
Increase in FDIC indemnification asset	—	400	400

Balance, June 30	$40,498	$952	$41,450

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and six-month periods ended June 30, 2013 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of June 30, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $80.3 million and $81.7 million at June 30, 2013 and December 31, 2012, respectively.

	Three Months Ended June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,197	$18,511	$9,829	$2,827	$1,037	$3,901	$42,302
Loans charged off	(50)	(619)	(2,164)	(146)	(382)	—	(3,361)
Recoveries of loans previously charged off	—	96	546	18	147	—	807

Net loans recovered (charged off)	(50)	(523)	(1,618)	(128)	(235)	—	(2,554)
Provision for loan losses	309	173	204	(2)	251	(185)	750

Balance, June 30	$6,456	$18,161	$8,415	$2,697	$1,053	$3,716	$40,498

	Six Months Ended June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(168)	(864)	(4,217)	(181)	(1,249)	—	(6,679)
Recoveries of loans previously charged off	15	113	726	33	370	—	1,257

Net loans recovered (charged off)	(153)	(751)	(3,491)	(148)	(879)	—	(5,422)
Provision for loan losses	793	(1,062)	(1,907)	(1,025)	644	3,307	750

Balance, June 30	$6,456	$18,161	$8,415	$2,697	$1,053	$3,716	$40,498

	As of June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,959	$11,184	$2,408	$1	$—	$—	$17,552
Loans collectively evaluated for impairment	2,497	6,977	6,007	2,696	1,053	3,716	22,946

Loans evaluated for impairment, balance, June 30	6,456	18,161	8,415	2,697	1,053	3,716	40,498

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, June 30	$6,456	$18,161	$8,415	$2,697	$1,053	$3,716	$40,498

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,509	$79,030	$17,840	$1,799	$403	$—	$127,581
Loans collectively evaluated for impairment	241,405	870,594	556,213	266,317	82,525	—	2,017,054

Loans evaluated for impairment balance, June 30	269,914	949,624	574,053	268,116	82,928	—	2,144,635

Purchased credit impaired loans acquired	12,080	84,886	75,106	19,235	3,300	—	194,607

Balance, June 30	$281,994	$1,034,510	$649,159	$287,351	$86,228	$—	$2,339,242

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

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(313)	(271)	(1,195)	(209)	(1,082)	—	(3,070)
Recoveries of loans previously charged off	7	272	108	87	313	—	787

Net loans recovered (charged off)	(306)	1	(1,087)	(122)	(769)	—	(2,283)
Provision for loan losses	(2,343)	789	1,233	1,752	91	(1,522)	—

Balance, June 30	5,296	21,158	12,342	7,938	2,580	532	49,846
Loans charged off	(773)	(1,113)	(3,228)	(1,133)	(1,476)	—	(7,723)
Recoveries of loans previously charged off	2	932	570	37	256	—	1,797

Net loans recovered (charged off)	(771)	(181)	(2,658)	(1,096)	(1,220)	—	(5,926)
Provision for loan losses	1,291	(1,003)	4,129	(2,972)	(72)	(123)	1,250

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,070	$14,215	$9,365	$1,421	$338	$—	$29,409
Loans collectively evaluated for impairment	1,746	5,759	4,448	2,449	950	409	15,761

Loans evaluated for impairment balance, December 31	5,816	19,974	13,813	3,870	1,288	409	45,170

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,181	$93,610	$33,994	$3,690	$746	$—	$160,221
Loans collectively evaluated for impairment	210,333	862,128	559,066	227,447	83,932	—	1,942,906

Loans evaluated for impairment balance, December 31	238,514	955,738	593,060	231,137	84,678	—	2,103,127

Purchased credit impaired loans acquired	16,286	95,814	85,951	25,771	4,250	—	228,072

Balance, December 31	$254,800	$1,051,552	$679,011	$256,908	$88,928	$—	$2,331,199

The following is an aging analysis for the non-covered loan portfolio as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,537	$715	$8,529	$12,781	$990,610	$1,003,391	$5,073
Construction/land development	1,579	99	4,856	6,534	275,460	281,994	1,906
Agricultural	—	—	108	108	31,011	31,119	—
Residential real estate loans
Residential 1-4 family	3,344	1,109	12,810	17,263	510,997	528,260	3,601
Multifamily residential	—	10	340	350	120,549	120,899	—

Total real estate	8,460	1,933	26,643	37,036	1,928,627	1,965,663	10,580
Consumer	333	317	406	1,056	31,615	32,671	85
Commercial and industrial	500	679	2,263	3,442	283,909	287,351	849
Agricultural and other	165	15	—	180	53,377	53,557	—

Total	$9,458	$2,944	$29,312	$41,714	$2,297,528	$2,339,242	$11,514

	December 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,670	$399	$5,096	$14,165	$1,004,874	$1,019,039	$1,437
Construction/land development	374	732	3,976	5,082	249,718	254,800	1,296
Agricultural	—	—	140	140	32,373	32,513	—
Residential real estate loans
Residential 1-4 family	3,724	1,978	12,561	18,263	531,006	549,269	2,589
Multifamily residential	157	4,439	3,215	7,811	121,931	129,742	—

Total real estate	12,925	7,548	24,988	45,461	1,939,902	1,985,363	5,322
Consumer	780	187	688	1,655	35,807	37,462	95
Commercial and industrial	1,310	254	1,597	3,161	253,747	256,908	520
Agricultural and other	262	116	—	378	51,088	51,466	—

Total	$15,277	$8,105	$27,273	$50,655	$2,280,544	$2,331,199	$5,937

Non-accruing loans not covered by loss share at June 30, 2013 and December 31, 2012 were $17.8 million and $21.3 million, respectively.

The following is a summary of the non-covered impaired loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,825	$5,825	$—	$3,978	$77	$5,176	$109
Construction/land development	—	—	—	264	—	176	8
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	1,665	1,368	—	1,672	16	1,232	34
Multifamily residential	1,335	69	—	668	1	445	1

Total real estate	8,825	7,262	—	6,582	94	7,029	152
Consumer	—	—	—	—	—	—	—
Commercial and industrial	6	6	—	6	—	101	—
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	8,831	7,268	—	6,588	94	7,130	152
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	52,336	51,311	11,184	51,579	613	56,406	1,201
Construction/land development	25,080	25,038	3,959	23,490	222	22,448	406
Agricultural	108	108	—	113	—	75	—
Residential real estate loans
Residential 1-4 family	10,524	10,499	1,278	11,134	70	13,802	111
Multifamily residential	2,327	2,327	1,130	2,357	15	5,076	30

Total real estate	90,375	89,283	17,551	88,673	920	97,807	1,748
Consumer	403	402	—	416	2	526	2
Commercial and industrial	1,793	1,793	1	1,799	6	1,914	12
Agricultural and other	—	—	—	—	—	—	—

Total loans with a specific valuation allowance	92,571	91,478	17,552	90,888	928	100,247	1,762
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	58,161	57,136	11,184	55,557	690	61,582	1,310
Construction/land development	25,080	25,038	3,959	23,754	222	22,624	414
Agricultural	108	108	—	113	—	75	—
Residential real estate loans
Residential 1-4 family	12,189	11,867	1,278	12,806	86	15,034	145
Multifamily residential	3,662	2,396	1,130	3,024	16	5,521	31

Total real estate	99,200	96,545	17,551	95,254	1,014	104,836	1,900
Consumer	403	402	—	416	2	526	2
Commercial and industrial	1,799	1,799	1	1,805	6	2,015	12
Agricultural and other	—	—	—	—	—	—	—

Total impaired loans	$101,402	$98,746	$17,552	$97,475	$1,022	$107,377	$1,914

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of June 30, 2013.

	December 31, 2012
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,574	$7,571	$—	$2,478	$73
Construction/land development	—	—	—	1,314	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	353	353	—	712	4
Multifamily residential	—	—	—	—	—

Total real estate	7,927	7,924	—	4,504	77
Consumer	—	—	—	—	—
Commercial and industrial	292	292	—	134	2
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	8,219	8,216	—	4,638	79
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	67,378	66,060	14,215	71,882	3,755
Construction/land development	20,592	20,366	4,070	19,489	956
Agricultural	—	—	—	7	1
Residential real estate loans
Residential 1-4 family	19,364	19,138	6,852	20,518	806
Multifamily residential	10,515	10,515	2,513	7,716	353

Total real estate	117,849	116,079	27,650	119,612	5,871
Consumer	752	746	338	1,078	51
Commercial and industrial	2,219	2,144	1,421	7,232	411
Agricultural and other	—	—	—	962	21

Total loans with a specific valuation allowance	120,820	118,969	29,409	128,884	6,354
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	74,952	73,631	14,215	74,360	3,828
Construction/land development	20,592	20,366	4,070	20,803	956
Agricultural	—	—	—	7	1
Residential real estate loans
Residential 1-4 family	19,717	19,491	6,852	21,230	810
Multifamily residential	10,515	10,515	2,513	7,716	353

Total real estate	125,776	124,003	27,650	124,116	5,948
Consumer	752	746	338	1,078	51
Commercial and industrial	2,511	2,436	1,421	7,366	413
Agricultural and other	—	—	—	962	21

Total impaired loans	$129,039	$127,185	$29,409	$133,522	$6,433

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2012.

Interest recognized on non-covered impaired loans during the three months ended June 30, 2013 and 2012 was approximately $1.0 million and $1.6 million, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2013 and 2012 was approximately $1.9 million and $3.4 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$51,425	$302	$—	$51,727
Construction/land development	20,985	—	—	20,985
Agricultural	108	—	—	108
Residential real estate loans
Residential 1-4 family	14,975	48	—	15,023
Multifamily residential	2,396	—	—	2,396

Total real estate	89,889	350	—	90,239
Consumer	757	—	—	757
Commercial and industrial	2,879	16	—	2,895
Agricultural and other	39	—	—	39

Total	$93,564	$366	$—	$93,930

	December 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,906	$14	$—	$55,920
Construction/land development	17,805	—	—	17,805
Agricultural	140	—	—	140
Residential real estate loans
Residential 1-4 family	19,172	319	—	19,491
Multifamily residential	5,272	—	—	5,272

Total real estate	98,295	333	—	98,628
Consumer	1,495	—	—	1,495
Commercial and industrial	3,226	15	—	3,241
Agricultural and other	39	—	—	39

Total	$103,055	$348	$—	$103,403

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

The following is a presentation of non-covered loans by class and risk rating as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5	$50	$499,892	$332,516	$35,252	$51,727	$919,442
Construction/land development	113	114	81,850	162,384	4,468	20,985	269,914
Agricultural	—	—	12,091	17,984	—	108	30,183
Residential real estate loans
Residential 1-4 family	440	150	307,499	123,851	12,287	15,023	459,250
Multifamily residential	—	—	22,922	88,261	1,224	2,396	114,803

Total real estate	558	314	924,254	724,996	53,231	90,239	1,793,592
Consumer	7,982	106	12,729	7,392	567	757	29,533
Commercial and industrial	12,386	798	161,535	87,921	2,581	2,895	268,116
Agricultural and other	148	1,987	24,810	26,410	—	39	53,394

Total risk rated loans	$21,074	$3,205	$1,123,328	$846,719	$56,379	$93,930	$2,144,635

Purchased credit impaired loans acquired							194,607

Total non-covered loans							$2,339,242

	December 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7	$53	$483,816	$350,768	$34,354	$55,920	$924,918
Construction/land development	41	116	65,215	147,908	7,429	17,805	238,514
Agricultural	—	—	10,920	19,761	—	140	30,821
Residential real estate loans
Residential 1-4 family	461	155	305,369	131,698	14,873	19,491	472,047
Multifamily residential	—	—	23,760	86,459	5,521	5,272	121,012

Total real estate	509	324	889,080	736,594	62,177	98,628	1,787,312
Consumer	8,785	105	14,771	7,865	658	1,495	33,679
Commercial and industrial	10,431	1,248	119,599	94,713	1,905	3,241	231,137
Agricultural and other	244	2,517	28,755	19,443	1	39	50,999

Total risk rated loans	$19,969	$4,194	$1,052,205	$858,615	$64,741	$103,403	$2,103,127

Purchased credit impaired loans acquired							228,072

Total non-covered loans							$2,331,199

The following is a presentation of non-covered TDR’s by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	26	$44,772	$18,969	$9,667	$11,735	$40,371
Construction/land development	4	9,227	6,419	1,798	—	8,217
Residential real estate loans
Residential 1-4 family	11	4,426	2,902	340	778	4,020
Multifamily residential	2	4,213	2,126	—	—	2,126

Total real estate	43	62,638	30,416	11,805	12,513	54,734
Commercial and industrial	2	394	6	—	357	363

Total	45	$63,032	$30,422	$11,805	$12,870	$55,097

	December 31, 2012
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	34	$48,672	$22,710	$11,198	$10,449	$44,357
Construction/land development	3	9,117	6,489	1,688	—	8,177
Residential real estate loans
Residential 1-4 family	11	4,621	3,337	348	623	4,308
Multifamily residential	2	4,213	3,377	—	—	3,377

Total real estate	50	66,623	35,913	13,234	11,072	60,219
Commercial and industrial	5	683	6	272	385	663

Total	55	$67,306	$35,919	$13,506	$11,457	$60,882

The following is a presentation of non-covered TDR’s on non-accrual status as of June 30, 2013 and December 31, 2012 because they are not in compliance with the modified terms:

	June 30, 2013		December 31, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$301	2	$761
Residential real estate loans
Residential 1-4 family	5	884	5	2,665
Multifamily residential	1	69	—	—

Total real estate	7	1,254	7	3,426

Total	7	$1,254	7	$3,426

Allowance for Loan Losses and Credit Quality for Covered Loans

During the second quarter of 2013, impairment testing on the estimated cash flows of the covered loans established that one pool evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three month period ended June 30, 2013. Since these loans are covered by loss share with the FDIC, the Company was able to increase its indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and six-month periods ended June 30, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of June 30, 2013.

	Three Months Ended June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$263	$3,039	$278	$53	$—	$—	$3,633
Loans charged off	—	(3,016)	(171)	—	—	—	(3,187)
Recoveries of loans previously charged off	—	1	5	—	—	—	6

Net loans recovered (charged off)	—	(3,015)	(166)	—	—	—	(3,181)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(102)	448	174	(20)	—	—	500
Benefit attributable to FDIC loss share agreements	82	(359)	(139)	16	—	—	(400)

Net provision for loan losses	(20)	89	35	(4)	—	—	100
Increase in FDIC indemnification asset	(82)	359	139	(16)	—	—	400

Balance, June 30	$161	$472	$286	$33	$—	$—	$952

	Six Months Ended June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(720)	(3,426)	(724)	(157)	—	—	(5,027)
Recoveries of loans previously charged off	—	6	11	—	—	—	17

Net loans recovered (charged off)	(720)	(3,420)	(713)	(157)	—	—	(5,010)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(288)	(113)	771	130	—	—	500
Benefit attributable to FDIC loss share agreements	230	90	(616)	(104)	—	—	(400)

Net provision for loan losses	(58)	(23)	155	26	—	—	100
Increase in FDIC indemnification asset	(230)	(90)	616	104	—	—	400

Balance, June 30	$161	$472	$286	$33	$—	$—	$952

	As of June 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	161	472	286	33	—	—	952

Balance, June 30	$161	$472	$286	$33	$—	$—	$952

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	56,447	145,706	118,256	8,193	1,200	—	329,802

Balance, June 30	$56,447	$145,706	$118,256	$8,193	$1,200	$—	$329,802

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the period ended December 31, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2012.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,527	4,391	533	59	155	—	6,665
Benefit attributable to FDIC loss share agreements	(1,222)	(3,513)	(426)	(47)	(124)	—	(5,332)

Net provision for loan losses	305	878	107	12	31	—	1,333
Increase in FDIC indemnification asset	1,222	3,513	426	47	124	—	5,332

Balance, June 30	1,527	4,391	533	59	155	—	6,665
Loans charged off	(648)	(970)	(132)	(14)	(278)	—	(2,042)
Recoveries of loans previously charged off	—	—	2	—	—	—	2

Net loans recovered (charged off)	(648)	(970)	(130)	(14)	(278)	—	(2,040)
Provision for loan losses before benefit attributable to FDIC loss share agreements	290	584	(175)	15	123	—	837
Benefit attributable to FDIC loss share agreements	(232)	(467)	140	(13)	(98)	—	(670)

Net provision for loan losses	58	117	(35)	2	25	—	167
Increase in FDIC indemnification asset	232	467	(140)	13	98	—	670

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,169	4,005	228	60	—	—	5,462

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	66,713	167,005	135,192	14,668	1,306	—	384,884

Balance, December 31	$66,713	$167,005	$135,192	$14,668	$1,306	$—	$384,884

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the period ended June 30, 2013 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$127,371	$612,956
Reforecasted future interest payments for loan pools	4,737	—
Accretion	(27,999)	27,999
Adjustment to yield	15,566	—
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(3,577)
Payments received, net	—	(112,969)

Balance at end of period	$119,675	$524,409

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $4.7 million. This updated forecast does not change the expected weighted average yields on the loan pools.

Five pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $12.5 million and increase our FDIC true-up liability by $1.6 million. The $12.5 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.6 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $4.7 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Goodwill
Balance, beginning of period	$85,681	$59,663
Vision and Premier acquisitions	—	26,018

Balance, end of period	$85,681	$85,681

	2013	2012
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$12,061	$8,620
Vision Bank acquisition	—	3,190
Amortization expense	(1,604)	(1,324)

Balance, June 30	$10,457	10,486

Premier and Heritage acquisitions		3,012
Amortization expense		(1,437)

Balance, end of year		$12,061

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2013 and December 31, 2012 were:

	June 30, 2013	December 31, 2012
	(In thousands)
Gross carrying basis	$29,663	$29,663
Accumulated amortization	(19,206)	(17,602)

Net carrying amount	$10,457	$12,061

Core deposit and other intangible amortization expense was approximately $802,000 and $694,000 for the three-months ended June 30, 2013 and 2012, respectively. Core deposit and other intangible amortization expense was approximately $1.6 million and $1.3 million for the six-months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2013 through 2017 is approximately: 2013—$3.2 million; 2014—$3.1 million; 2015—$2.2 million; 2016—$973,000; 2017—$884,000.

The carrying amount of the Company’s goodwill was $85.7 million at both June 30, 2013 and December 31, 2012. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2013 and December 31, 2012 other assets were $56.7 million and $75.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable were $27.6 million and $45.2 million at June 30, 2013 and December 31, 2012, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $20.4 million and $20.2 million at June 30, 2013 and December 31, 2012, respectively.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $460.9 million and $549.1 million at June 30, 2013 and December 31, 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.0 million and $2.1 million for the three months ended June 30, 2013 and 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.1 million and $4.6 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and December 31, 2012, brokered deposits were $26.0 million and $56.9 million, respectively.

Deposits totaling approximately $451.8 million and $484.4 million at June 30, 2013 and December 31, 2012, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At June 30, 2013 and December 31, 2012, securities sold under agreements to repurchase totaled $73.5 million and $66.3 million, respectively. For the three-month periods ended June 30, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $72.6 million and $71.5 million, respectively. For the six-month periods ended June 30, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $71.1 million and $70.3 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $130.3 million and $130.4 million at June 30, 2013 and December 31, 2012, respectively. All of the outstanding balance at June 30, 2013 and December 31, 2012 were long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 2.020% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, the Company had $30.0 million and $90.5 million at June 30, 2013 and December 31, 2012, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2013 and December 31, 2012, respectively.

12. Subordinated Debentures

Subordinated debentures at June 30, 2013 and December 31, 2012 consisted of guaranteed payments on trust preferred securities with the following components:

	June 30, 2013	December 31, 2012
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter. Retired during the first quarter of 2013.	$—	$20,619
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly. Retired during the first quarter of 2013.	—	5,155
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$3,093	$28,867

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

During the first quarter of 2013, the Company made the election to pay off $25.8 million of subordinated debentures which had previously been approved by the Federal Reserve Bank of St. Louis. The Company is currently evaluating whether to pay off the remaining $3.1 million subordinated debenture currently at a floating rate of 2.12% during 2013.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Current:
Federal	$8,719	$5,777	$11,213	$12,712
State	1,720	1,359	2,221	2,401

Total current	10,439	7,136	13,434	15,113

Deferred:
Federal	(148)	1,526	5,666	1,339
State	(9)	303	1,145	266

Total deferred	(157)	1,829	6,811	1,605

Provision for income taxes	$10,282	$8,965	$20,245	$16,718

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.04)	(2.50)	(2.08)	(2.60)
Cash value of life insurance	(0.21)	(0.31)	(0.20)	(0.35)
State income taxes, net of federal benefit	3.98	4.42	3.95	3.71
Other	0.07	0.05	(0.16)	0.03

Effective income tax rate	36.80%	36.66%	36.51%	35.79%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$16,383	$19,999
Deferred compensation	1,479	1,331
Stock options	284	231
Real estate owned	8,591	9,211
Loan discounts	39,414	51,946
Tax basis premium/discount on acquisitions	21,559	23,914
Deposits	348	485
Other	5,442	7,239

Gross deferred tax assets	93,500	114,356

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,226	377
Unrealized gain on securities	1,279	7,747
Core deposit intangibles	998	1,506
Indemnification asset	41,551	54,009
FHLB dividends	894	889
Other	897	2,830

Gross deferred tax liabilities	46,845	67,358

Net deferred tax assets	$46,655	$46,998

14. Common Stock and Compensation Plans

On April 18, 2013 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

On April 18, 2013, our Board of Directors declared a two-for-one stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on or about June 13, 2013. The stock split increased the Company’s total shares of common stock outstanding as of June 12, 2013 from 28,121,596 shares to 56,243,192 shares (split adjusted). All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares (split adjusted) of common stock in the Company. At June 30, 2013, the Company has approximately 1,625,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,635,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2013 was $17.8 million and $15.6 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended June 30, 2013 was approximately $62,000. The intrinsic value of the stock options exercised during the six-month period ended June 30, 2013 was approximately $136,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $662,000 as of June 30, 2013. For the first six months of 2013, the Company has expensed $67,500 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans (split adjusted) at June 30, 2013 and December 31, 2012 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2013		For the Year Ended December 31, 2012
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	871	$6.66	1,138	$5.68
Granted	150	18.23	90	13.13
Forfeited	—	—	(2)	4.65
Exercised	(12)	6.76	(355)	5.17

Outstanding, end of period	1,009	8.38	871	6.66

Exercisable, end of period	786	$6.05	766	$5.86

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six-months ended June 30, 2013 was $3.32 per share (split adjusted). The weighted-average fair value of options granted during the year ended December 31, 2012 was $3.59 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended	For the Year Ended
	June 30, 2013	December 31, 2012
Expected dividend yield	1.54%	1.52%
Expected stock price volatility	20.93%	30.56%
Risk-free interest rate	1.19%	1.47%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options (split adjusted) at June 30, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 3.08 to $3.50	38	1.38	$3.20	38	$3.20
$ 3.92 to $4.34	79	1.43	4.26	79	4.26
$ 4.78 to $4.92	94	1.94	4.81	94	4.81
$ 5.33 to $5.33	199	2.35	5.33	199	5.33
$ 5.54 to $5.54	202	2.70	5.54	203	5.54
$ 8.32 to $8.60	84	4.54	8.57	84	8.57
$ 9.25 to $9.31	18	4.02	9.30	18	9.30
$ 10.16 to $11.37	57	3.84	10.35	55	10.31
$ 13.12 to $13.12	88	8.56	13.12	16	13.12
$ 17.25 to $19.08	150	9.69	18.23	—	—

	1,009			786

The table below summarized the activity for the Company’s restricted stock issued and outstanding (split adjusted) at June 30, 2013 and December 31, 2012 and changes during the period and year then ended:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Beginning of year	269	97
Issued	35	208
Vested	(32)	(36)
Forfeited	(16)	—

End of period	256	269

Amount of expense for six months and twelve months ended, respectively	$477	$780

On August 2, 2012, 208,000 shares (split adjusted) of restricted common stock were issued to our named executive officers and certain other employees of the Company. These shares include 86,000 shares (split adjusted) subject to time vesting (“Restricted Shares”) and 122,000 shares (split adjusted) subject to performance based vesting (“Performance Shares”).

The Restricted Shares will “cliff” vest on the third annual anniversary of the grant date. The Performance Shares will “cliff” vest on the third annual anniversary of the date that the performance goal is met. The performance goal will be met as of the end of the calendar quarter when the Company has averaged $0.3125 diluted earnings per share (split adjusted) for four consecutive quarters or $1.25 total diluted earnings per share (split adjusted) over a period of four consecutive quarters. The Compensation Committee of the Board of Directors will have final approval to determine whether the diluted earnings per share performance goal has been met and will exclude one-time and non-reoccurring gains in calculating the applicable diluted earnings per share.

On January 18, 2013, 18,000 shares (split adjusted) of restricted common stock were issued to each non-employee member of our Board of Directors and 4,000 shares (split adjusted) of restricted common stock to a regional president of our bank subsidiary for a total issuance of 22,000 shares (split adjusted) of restricted common stock. The restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance.

On June 4, 2013, 12,966 shares (split adjusted) of restricted common stock were issued to a regional president of our bank subsidiary. Of these issued shares, 9,666 shares (split adjusted) will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares (split adjusted) will be subject to the previously discussed performance-based vesting.

The Company did not utilize a portion of its previously approved stock repurchase program during 2013. This program authorized the repurchase of 2,376,000 shares (split adjusted) of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares (split adjusted). The remaining balance available for repurchase is 865,104 shares (split adjusted) at June 30, 2013.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Salaries and employee benefits	$12,957	$11,903	$25,909	$23,289
Occupancy and equipment	3,894	3,552	7,488	6,983
Data processing expense	1,231	1,371	2,741	2,462
Other operating expenses:
Advertising	120	904	813	1,364
Merger and acquisition expenses	1	—	29	1,692
Amortization of intangibles	802	694	1,604	1,324
Electronic banking expense	960	728	1,823	1,521
Directors’ fees	210	193	400	405
Due from bank service charges	168	159	301	275
FDIC and state assessment	677	516	1,307	1,154
Insurance	555	424	1,121	825
Legal and accounting	394	287	716	609
Other professional fees	490	354	963	852
Operating supplies	332	291	675	555
Postage	231	240	438	461
Telephone	291	276	594	522
Other expense	2,542	2,532	4,796	4,517

Total other operating expenses	7,773	7,598	15,580	16,076

Total non-interest expense	$25,855	$24,424	$51,718	$48,810

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

Although the Company has a diversified loan portfolio, at June 30, 2013 and December 31, 2012, non-covered commercial real estate loans represented 56.3% and 56.0% of non-covered loans and 246.8% and 253.4% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 27.8% and 29.1% of non-covered loans and 121.7% and 131.7% of total stockholders’ equity at June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013 and December 31, 2012, commitments to extend credit of $402.1 million and $407.1 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2013 and December 31, 2012, is $16.5 million and $16.4 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2013, the Company requested approximately $27.6 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings December 2012 through May 2013 from its banking subsidiary. The Company plans to continue to request dividends from its banking subsidiary during the remainder of 2013.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2013, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.78%, 14.04%, and 15.29%, respectively, as of June 30, 2013.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the six-month periods ended:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Interest paid	$7,373	$12,985
Income taxes paid	5,550	17,170
Assets acquired by foreclosure	5,569	15,679

21. Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2013 and December 31, 2012, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2013 and 2012.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $81.2 million and $97.8 million as of June 30, 2013 and December 31, 2012, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $177,000 and $72,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2013 and 2012, respectively. The Company reversed approximately $306,000 and $121,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2013 and 2012, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $16.0 million and $20.4 million, respectively.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 20% to 50% for commercial and residential real estate collateral.

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

Loans receivable covered by FDIC loss share, net of allowance — Fair values for loans are based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, whether or not the loan was amortizing and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

	June 30, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$172,724	$172,724	1
Federal funds sold	2,475	2,475	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,217,550	2,193,072	3
Loans receivable covered by FDIC loss share	328,850	328,850	3
FDIC indemnification asset	116,071	116,071	3
Accrued interest receivable	14,424	14,424	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$733,374	$733,374	1
Savings and interest-bearing transaction accounts	1,735,280	1,735,280	1
Time deposits	856,581	854,961	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	73,461	73,461	1
FHLB borrowed funds	130,251	135,698	2
Accrued interest payable	913	913	1
Subordinated debentures	3,093	3,100	3

	December 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$231,855	$231,855	1
Federal funds sold	17,148	17,148	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,253	2,202,859	3
Loans receivable covered by FDIC loss share	379,422	379,422	3 3
FDIC indemnification asset	139,646	139,646	3
Accrued interest receivable	16,305	16,305	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$666,414	$666,414	1
Savings and interest-bearing transaction accounts	1,784,047	1,784,047	1
Time deposits	1,032,991	1,037,235	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,278	66,278	1
FHLB borrowed funds	130,388	139,654	2
Accrued interest payable	1,243	1,243	1
Subordinated debentures	28,867	28,911	3

22. Recent Accounting Pronouncements

In October 2012, the FASB issued an update, ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”, to address the diversity in treatment with respect to indemnification assets recognized in connection with a government-assisted acquisition of a financial institution and the related asset subject to indemnification. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, a change in the cash flows expected to be collected on the indemnified asset will result in a change in the value of such asset and should also result in a change in the respective indemnification asset. The update clarifies that the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, which is the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The new authoritative guidance became effective for reporting periods after January 1, 2013. ASU 2012-06 did not impact or change the impairment tests or results for the first half of 2013; the Company was already following the guidance provided for in this new standard.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2013

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of June 30, 2013, we had, on a consolidated basis, total assets of $4.09 billion, loans receivable, net of $2.63 billion, total deposits of $3.33 billion, and stockholders’ equity of $533.5 million.

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

	Key Financial Measures
	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data(2))
Total assets	$4,091,337	$4,056,405	$4,091,337	$4,056,405
Loans receivable not covered by loss share	2,339,242	2,035,487	2,339,242	2,035,487
Loans receivable covered by FDIC loss share	329,802	432,422	329,802	432,422
Allowance for loan losses	41,450	56,511	41,450	56,511
FDIC claims receivable	27,550	40,912	27,550	40,912
Total deposits	3,325,235	3,293,529	3,325,235	3,293,529
Total stockholders’ equity	533,510	495,435	533,510	495,435
Net income	17,659	15,490	35,207	29,988
Basic earnings per common share	0.32	0.28	0.63	0.53
Diluted earnings per common share	0.31	0.27	0.62	0.53
Diluted earnings per common share excluding intangible amortization (1)	0.32	0.28	0.64	0.54
Annualized net interest margin – FTE	5.18%	4.65%	5.16%	4.65%
Efficiency ratio	44.98	46.22	45.50	47.92
Annualized return on average assets	1.71	1.53	1.70	1.53
Annualized return on average common equity	13.27	12.80	13.47	12.51

(1)	See Table 17 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.
(2)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

Overview

Results of Operations for Three Months Ended June 30, 2013 and 2012

Our net income increased $2.2 million or 14.0% to $17.7 million for the three-month period ended June 30, 2013, from $15.5 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.31 and $0.27 (split adjusted) for the three-month periods ended June 30, 2013 and 2012, respectively. The $2.2 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier. Additionally, there was a reduction in the provision for loan losses of $483,000 in second quarter of 2013 when compared to the second quarter of 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

Impairment testing on the estimated cash flows of covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $2.0 million of this amount being recognized during the second quarter of 2013. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true up liability. This positive event will reduce the indemnification asset by approximately $12.5 million of which $2.0 million was recognized for the second quarter of 2013, and increase our FDIC true-up liability by $1.6 million of which $57,000 was recognized for the second quarter of 2013. The $12.5 million will be amortized over the weighted average life of the shared-loss agreement. This amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.6 million will be expensed over the remaining true-up measurement date as other non-interest expense.

Our annualized return on average assets was 1.71% for the three months ended June 30, 2013, compared to 1.53% for the same period in 2012. Our annualized return on average common equity was 13.27% for the three months ended June 30, 2013, compared to 12.80% for the same period in 2012, respectively. The improvements in our ratios from 2012 to 2013 are consistent with the previously discussed changes in earnings for the three months ended June 30, 2013, compared to the same period in 2012.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.18% for the three months ended June 30, 2013, compared to 4.65% for the same period in 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. Our acquisitions have helped improve the yield on the loan portfolio. For the three months ended June 30, 2013, the effective yield on non-covered loans and covered loans was 6.04% and 10.78%, respectively. Excluding the $2.0 million of additional yield for the first quarter, the pro-forma effective yield on covered loans was 8.46%.

Our efficiency ratio was 44.98% for the three months ended June 30, 2013, compared to 46.22% for the same period in 2012. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier offset by a modest increase in costs associated with the asset growth from our acquisitions.

Results of Operations for Six Months Ended June 30, 2013 and 2012

Our net income increased $5.2 million or 17.4% to $35.2 million for the six-month period ended June 30, 2013, from $30.0 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.62 and $0.53 (split adjusted) for the six-month periods ended June 30, 2013 and 2012, respectively. The $5.2 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $1.7 million. Additionally, there was a reduction in the provision for loan losses of $483,000 in the first six months of 2013 when compared to the first six months 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

As discussed in the preceding section, impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this impairment testing, the Company recognized $4.2 million as an adjustment to yield over the weighted average life of the loans during the first six months of 2013. Conversely, the indemnification asset was amortized by approximately $4.1 million and the FDIC true-up expense was increased by $114,000 during the first six months of 2013, respectively.

Our annualized return on average assets was 1.70% for the six months ended June 30, 2013, compared to 1.53% for the same period in 2012. Our annualized return on average common equity was 13.47% for the six months ended June 30, 2013, compared to 12.51% for the same period in 2012, respectively. The improvements in our ratios from 2012 to 2013 are consistent with the previously discussed changes in earnings for the six months ended June 30, 2013, compared to the same period in 2012.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.16% for the six months ended June 30, 2013, compared to 4.65% for the same period in 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. Our acquisitions have helped improve the yield on the loan portfolio. For the six months ended June 30, 2013, the effective yield on non-covered loans and covered loans was 6.08% and 10.53%, respectively. Excluding the $4.2 million of additional yield for 2013, the pro-forma effective yield on covered loans was 8.19%.

Our efficiency ratio was 45.50% for the six months ended June 30, 2013, compared to 47.92% for the same period in 2012. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier offset by a modest increase in costs associated with the asset growth from our acquisitions.

Financial Condition as of and for the Period Ended June 30, 2013 and December 31, 2012

Our total assets as of June 30, 2013 decreased $150.8 million to $4.09 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share increased by $8.0 million to $2.34 billion as of June 30, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $55.1 million, an annualized reduction of 28.9%, to $329.8 million as of June 30, 2013, from $384.9 million as of December 31, 2012. Stockholders’ equity increased $18.0 million to $533.5 million as of June 30, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first six months of 2012 was 7.1%. The decrease in covered loans is primarily associated with pay-downs and payoffs in our covered loan portfolio. The increase in stockholders’ equity is primarily associated with the $25.2 million of comprehensive income less the $7.9 million of dividends paid for 2013.

As of June 30, 2013, our non-performing non-covered loans increased to $29.3 million, or 1.25%, of total non-covered loans from $27.3 million, or 1.17%, of total non-covered loans as of December 31, 2012. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 138.16% as of June 30, 2013, compared to 165.62% as of December 31, 2012. Non-performing non-covered loans in Arkansas were $8.2 million at June 30, 2013 compared to $12.1 million as of December 31, 2012. Non-performing non-covered loans in Florida were $21.1 million at June 30, 2013 compared to $15.2 million as of December 31, 2012. Non-performing non-covered loans in Alabama were $12,000 at June 30, 2013. As of December 31, 2012, no loans in Alabama were non-performing.

As of June 30, 2013, our non-performing non-covered assets improved to $45.5 million, or 1.26%, of total non-covered assets from $47.8 million, or 1.30%, of total non-covered assets as of December 31, 2012. Non-performing non-covered assets in Arkansas were $18.8 million at June 30, 2013 compared to $24.6 million as of December 31, 2012. Non-performing non-covered assets in Florida were $26.6 million at June 30, 2013 compared to $23.2 million as of December 31, 2012. Non-performing non-covered assets in Alabama were $12,000 at June 30, 2013. As of December 31, 2012, no assets in Alabama were non-performing.

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

Loans Receivable Not Covered by Loss Share and Allowance for Loan Losses. Except for loans acquired during our acquisitions, substantially all of our loans receivable not covered by loss share are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for sale. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset. The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. For covered acquired loans fair value is exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the purchased credit impaired loans acquired, the Company continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

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

Acquisitions

Acquisition Vision Bank

On February 16, 2012, we acquired 17 branch locations in the Gulf Coast communities of Baldwin County, Alabama, and the Florida Panhandle through the acquisition of Vision Bank. Including the effects of purchase accounting adjustments, we acquired total assets of $529.5 million, total performing loans (after discount) of $340.3 million, cash and due from banks of $140.2 million, goodwill of $17.4 million, fixed assets of $12.5 million, deferred taxes of $11.2 million, core deposit intangible of $3.2 million and total deposits of $524.4 million. The fair value discount on the $355.8 million of gross loans was $15.5 million. We did not purchase certain of Vision’s performing loans nor any of its non-performing loans or other real estate owned.

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

FDIC Indemnification Asset

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Balance Sheets. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Changes in FDIC Indemnification Asset

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Beginning balance	$126,275	$181,884	$139,646	$193,856
Incurred claims for FDIC covered credit losses	(8,321)	(25,226)	(19,700)	(37,868)
FDIC indemnification accretion/(amortization)	(2,283)	449	(4,275)	1,119
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	400	5,332	400	5,332

Ending balance	$116,071	$162,439	$116,071	$162,439

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

The amount of FDIC-assisted acquisitions true-up accrued at June 30, 2013 and December 31, 2012 was $7.4 million and $7.1 million, respectively.

Future Acquisitions

Liberty Bancshares, Inc. On June 25, 2013, Home BancShares, Inc. announced the signing of a definitive agreement for Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas, to merge into Home BancShares, Inc. Under the terms of the agreement, shareholders of Liberty will receive $250 million of HBI stock plus $30 million in cash.

As of March 31, 2013, Liberty conducted banking business from 46 locations across Northeast, Northwest and Western Arkansas. Liberty held $2.85 billion in assets, $707.2 million in investment securities, $900,000 of federal funds sold, $1.84 billion in loans, $82.3 million of bank premises and equipment, $29.7 million of foreclosed assets, $88.5 million of goodwill, $2.0 million of core deposit intangible, $3.6 million in cash value of life insurance, $2.17 billion of deposits, $206.0 million of FHLB borrowed funds and $57.7 million of subordinated debentures.

Upon completion of the transaction, the combined company will have approximately $7.0 billion in total assets, $5.6 billion in deposits, $4.4 billion in loans, 151 branches, 186 ATMs, and 1,500 employees across Arkansas, Florida and Southern Alabama. The merger will significantly increase the Company’s deposit market share in Arkansas making it the 2nd largest bank holding company headquartered in Arkansas.

The acquisition is expected to close late in the third quarter or early in the fourth quarter of 2013 and is subject to Home and Liberty shareholder approval, regulatory approval, and other conditions set forth in the merger agreement. Pursuant to the terms of the merger agreement, Liberty Bank will merge with and into Centennial Bank immediately after the merger of Liberty with and into Home. Subject to the receipt of requisite approvals, Home expects to repurchase all of Liberty’s Small Business Lending Fund preferred stock held by the U.S. Treasury shortly after the closing.

See Note 2 “Business Combinations” in the Condensed Notes to Consolidated Financial Statements for an additional discussion for the future acquisition of Liberty Bank.

In the near term, our principal acquisition focus will be closing on the Liberty acquisition. After closing, we will then immediately concentrate on the integration of the core banking systems and corporate culture to achieve the projected efficiencies. As we progress with our plans for the Liberty acquisition, we will continue to evaluate our growth plans for the Company. We still believe properly priced future bank acquisitions can be a profitable growth strategy. At the appropriate time, our principal acquisition focus will once again be to expand our presence in Florida, Arkansas, South Alabama and other nearby markets. While we remain diligent in evaluating potential bank acquisition opportunities, our objective is to do what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the second quarter, the Company opened a loan production office in Pensacola, Florida and subsequently converted it to a full-service branch. In addition, the Company opened one de novo branch location on Highway 30A in Seagrove, Florida during the first part of July and has plans to open two additional de novo branches in the Florida Panhandle during the third quarter of 2013. As a result of our acquisition of Premier Bank in the fourth quarter of 2012, three branches closed in the Tallahassee, Florida area during the second quarter of 2013.

The Company has 46 branches in Arkansas, 53 branches in Florida and 7 branches in Alabama as of July 18, 2013. Upon completion of the Liberty Bank transaction announced at the end of the second quarter, Centennial Bank will have 46 additional branch locations across Northeast Arkansas, Northwest Arkansas and Western Arkansas.

Results of Operations

For Three Months Ended June 30, 2013 and 2012

Our net income increased $2.2 million or 14.0% to $17.7 million for the three-month period ended June 30, 2013, from $15.5 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.31 and $0.27 (split adjusted) for the three-month periods ended June 30, 2013 and 2012, respectively. The $2.2 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier. Additionally, there was a reduction in the provision for loan losses of $483,000 in second quarter of 2013 when compared to the second quarter of 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

For Six Months Ended June 30, 2013 and 2012

Our net income increased $5.2 million or 17.4% to $35.2 million for the six-month period ended June 30, 2013, from $30.0 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.62 and $0.53 (split adjusted) for the six-month periods ended June 30, 2013 and 2012, respectively. The $5.2 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $1.7 million. Additionally, there was a reduction in the provision for loan losses of $483,000 in the first six months of 2013 when compared to the first six months 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and six month periods ended June 30, 2013 and 2012).

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

Impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $2.0 million and $4.2 million of this amount being recognized during the second quarter and first six months of 2013, respectively.

Net interest income on a fully taxable equivalent basis increased $5.6 million, or 13.9%, to $45.9 million for the three-month period ended June 30, 2013, from $40.3 million for the same period in 2012. This increase in net interest income was the result of a $2.9 million increase in interest income combined with a $2.7 million decrease in interest expense. The $2.9 million increase in interest income was primarily the result of a higher level of earning assets. The $2.7 million decrease in interest expense for the three-month period ended June 30, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in our average time deposits, FHLB and other borrowed funds and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.7 million decrease in interest expense. The lower level of our average time deposits, FHLB and other borrowed funds and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of approximately $957,000.

Net interest income on a fully taxable equivalent basis increased $13.4 million, or 17.2%, to $91.3 million for the six-month period ended June 30, 2013, from $77.9 million for the same period in 2012. This increase in net interest income was the result of an $8.0 million increase in interest income combined with a $5.3 million decrease in interest expense. The $8.0 million increase in interest income was primarily the result of a higher level of earning assets. The $5.3 million decrease in interest expense for the six-month period ended June 30, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in our average time deposits, FHLB and other borrowed funds and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $3.7 million decrease in interest expense. The lower level of our average time deposits, FHLB and other borrowed funds and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of approximately $1.7 million.

Net interest margin, on a fully taxable equivalent basis, was 5.18% and 5.16% for the three and six months ended June 30, 2013 compared to 4.65% and 4.65% for the same periods in 2012, respectively. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. The effective yield on non-covered loans for the three months ended June 30, 2013 and 2012 was 6.04% and 6.21%, respectively. The effective yield on non-covered loans for the six months ended June 30, 2013 and 2012 was 6.08% and 6.21%, respectively. The effective yield on covered loans for the three months ended June 30, 2013 and 2012 was 10.78% and 7.91%, respectively. The effective yield on covered loans for the six months ended June 30, 2013 and 2012 was 10.53% and 7.84%, respectively. Excluding the $2.0 million and $4.2 million of additional yield for second quarter and first six months of 2013, respectively, the pro-forma effective yield on covered loans was 8.46% and 8.19%, respectively.

When adjusted for the previously discussed $2.0 million of additional yield for first quarter, net interest margin, on a fully taxable equivalent basis, was 4.95% for the quarter just ended compared to 4.65% in the second quarter of 2012. When adjusted for the previously discussed $4.2 million of additional yield for first six months of 2013, net interest margin, on a fully taxable equivalent basis, was 4.93% for the six months just ended compared to 4.65% for the first six months of 2012.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2013 and 2012, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2013, compared to the same periods in 2012.

Table 1: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income	$48,085	$45,089	$96,233	$88,077
Fully taxable equivalent adjustment	1,051	1,126	2,126	2,241

Interest income – fully taxable equivalent	49,136	46,215	98,359	90,318
Interest expense	3,244	5,930	7,043	12,384

Net interest income – fully taxable equivalent	$45,892	$40,285	$91,316	$77,934

Yield on earning assets – fully taxable equivalent	5.54%	5.33%	5.56%	5.39%
Cost of interest-bearing liabilities	0.45	0.79	0.48	0.85
Net interest spread – fully taxable equivalent	5.09	4.54	5.08	4.54
Net interest margin – fully taxable equivalent	5.18	4.65	5.16	4.65

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2013 vs. 2012	2013 vs. 2012
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$2,747	$7,871
Increase (decrease) in interest income due to change in earning asset yields	174	170
(Increase) decrease in interest expense due to change in interest-bearing liabilities	957	1,665
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,729	3,676

Increase (decrease) in net interest income	$5,607	$13,382

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2013 and 2012, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$135,431	$86	0.25%	$222,822	$127	0.23%
Federal funds sold	10,169	6	0.24	6,875	3	0.18
Investment securities – taxable	572,997	2,490	1.74	599,585	3,060	2.05
Investment securities – non-taxable	172,439	2,394	5.57	155,317	2,498	6.47
Loans receivable	2,663,627	44,160	6.65	2,501,464	40,527	6.52

Total interest-earning assets	3,554,663	49,136	5.54	3,486,063	46,215	5.33

Non-earning assets	592,822			586,198

Total assets	$4,147,485			$4,072,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,779,269	$741	0.17%	$1,519,151	$1,003	0.27%
Time deposits	900,809	1,388	0.62	1,228,764	3,161	1.03

Total interest-bearing deposits	2,680,078	2,129	0.32	2,747,915	4,164	0.61
Federal funds purchased	1	—	0.00	303	—	0.00
Securities sold under agreement to repurchase	72,599	86	0.48	71,485	111	0.62
FHLB borrowed funds	130,282	1,012	3.12	140,577	1,134	3.24
Subordinated debentures	3,093	17	2.20	44,331	521	4.73

Total interest-bearing liabilities	2,886,053	3,244	0.45	3,004,611	5,930	0.79

Non-interest bearing liabilities
Non-interest bearing deposits	704,847			559,554
Other liabilities	22,939			21,445

Total liabilities	3,613,839			3,585,610
Stockholders’ equity	533,646			486,651

Total liabilities and stockholders’ equity	$4,147,485			$4,072,261

Net interest spread			5.09%			4.54%
Net interest income and margin		$45,892	5.18%		$40,285	4.65%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$143,153	$184	0.26%	$187,196	$212	0.23%
Federal funds sold	12,931	13	0.20	4,920	5	0.20
Investment securities – taxable	567,059	4,893	1.74	584,238	5,920	2.04
Investment securities – non-taxable	168,945	4,813	5.74	153,303	4,993	6.55
Loans receivable	2,673,952	88,456	6.67	2,443,163	79,188	6.52

Total interest-earning assets	3,566,040	98,359	5.56	3,372,820	90,318	5.39

Non-earning assets	603,930			576,573

Total assets	$4,169,970			$3,949,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,775,486	$1,554	0.18%	$1,423,645	$2,014	0.28%
Time deposits	943,561	3,060	0.65	1,234,986	6,810	1.11

Total interest-bearing deposits	2,719,047	4,614	0.34	2,658,631	8,824	0.67
Federal funds purchased	—	—	0.00	342	—	0.00
Securities sold under agreement to repurchase	71,140	166	0.47	70,268	221	0.63
FHLB borrowed funds	130,328	2,016	3.12	141,669	2,294	3.26
Subordinated debentures	15,054	247	3.31	44,331	1,045	4.74

Total interest-bearing liabilities	2,935,569	7,043	0.48	2,915,241	12,384	0.85

Non-interest bearing liabilities
Non-interest bearing deposits	686,636			528,547
Other liabilities	20,757			23,507

Total liabilities	3,642,962			3,467,295
Stockholders’ equity	527,008			482,098

Total liabilities and stockholders’ equity	$4,169,970			$3,949,393

Net interest spread			5.08%			4.54%
Net interest income and margin		$91,316	5.16%		$77,934	4.65%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 over 2012			2013 over 2012
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(54)	$13	$(41)	$(54)	$26	$(28)
Federal funds sold	2	1	3	8	—	8
Investment securities – taxable	(131)	(439)	(570)	(170)	(857)	(1,027)
Investment securities – non-taxable	258	(362)	(104)	481	(661)	(180)
Loans receivable	2,672	961	3,633	7,606	1,662	9,268

Total interest income	2,747	174	2,921	7,871	170	8,041

Interest expense:
Interest-bearing transaction and savings deposits	151	(413)	(262)	423	(883)	(460)
Time deposits	(708)	(1,065)	(1,773)	(1,366)	(2,384)	(3,750)
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	2	(27)	(25)	3	(58)	(55)
FHLB borrowed funds	(81)	(41)	(122)	(179)	(99)	(278)
Subordinated debentures	(321)	(183)	(504)	(546)	(252)	(798)

Total interest expense	(957)	(1,729)	(2,686)	(1,665)	(3,676)	(5,341)

Increase (decrease) in net interest income	$3,704	$1,903	$5,607	$9,536	$3,846	$13,382

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

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. There was $100,000 provision for covered loans for both the three and six months ended June 30, 2013. There was $1.3 million provision for covered loans for both the three and six months ended June 30, 2012.

The $100,000 of provision for loan losses for the three and six months ended June 30, 2013 is a result of impairment testing on the estimated cash flows of the covered loans during the second quarter of 2013 which established that one pool evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans at June 30, 2013. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

The $1.3 million of provision for loan losses for the three and six months ended June 30, 2012 is a result of impairment testing on the estimated cash flows of the covered loans during the second quarter of 2012 which established that two pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $6.6 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at June 30, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $5.3 million resulting in a net provision for loan losses of $1.3 million.

Our provision for loan losses for non-covered loans increased $750,000 for the three and six months ended June 30, 2013 from zero for the three and six months ended June 30, 2012. The net loans charged off for non-covered loans for the three and six months ended June 30, 2013 were $2.6 million and $5.4 million compared to $1.2 million and $2.3 million for the same periods in 2012, respectively. Of the $2.6 million and $5.4 million net charged off for the non-covered impaired loans for the three and six months ended June 30, 2013, approximately $52,000 and $1.2 million are from our Florida market, respectively. The remaining $2.5 million and $4.2 million predominately relates to net charge-offs on loans in our Arkansas market for the three and six months ended June 30, 2013, respectively. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas and Florida charge-offs.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $9.8 million and $18.8 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $11.1 million and $21.2 million for the same periods in 2012, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 5 measures the various components of our non-interest income for the three-month and six-month periods ended June 30, 2013 and 2012, respectively, as well as changes for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012.

Table 5: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2013 Change		June 30,		2013 Change
	2013	2012	from 2012		2013	2012	from 2012
	(Dollars in thousands)
Service charges on deposit accounts	$4,088	$3,668	$420	11.5%	$7,797	$7,173	$624	8.7%
Other service charges and fees	3,479	3,223	256	7.9	6,916	6,247	669	10.7
Mortgage lending income	1,619	1,277	342	26.8	2,991	2,181	810	37.1
Insurance commissions	444	438	6	1.4	1,123	989	134	13.5
Income from title services	136	129	7	5.4	245	217	28	12.9
Increase in cash value of life insurance	218	214	4	1.9	398	471	(73)	(15.5)
Dividends from FHLB, FRB, Bankers’ bank & other	401	175	226	129.1	576	350	226	64.6
Gain on sale of SBA loans	—	198	(198)	(100.0)	56	198	(142)	(71.7)
Gain (loss) on sale of premises and equipment, net	394	359	35	9.7	409	359	50	13.9
Gain (loss) on OREO, net	441	159	282	177.4	527	52	475	913.5
Gain (loss) on securities, net	111	(9)	120	(1,333.3)	111	10	101	1,010.0
FDIC indemnification accretion/amortization, net	(2,283)	449	(2,732)	(608.5)	(4,275)	1,119	(5,394)	(482.0)
Other income	757	773	(16)	(2.1)	1,956	1,790	166	9.3

Total non-interest income	$9,805	$11,053	$(1,248)	(11.3)%	$18,830	$21,156	$(2,326)	(11.0)%

Non-interest income decreased $1.2 million, or 11.3%, to $9.8 million for the three-month period ended June 30, 2013 from $11.1 million for the same period in 2012. Non-interest income decreased $2.3 million, or 11.0%, to $18.8 million for the six-month period ended June 30, 2013 from $21.2 million for the same period in 2012.

The primary factors that resulted in this decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, Bankers’ bank & other, changes in OREO gains and gain on securities.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts and other service charges and fees are primarily from our 2012 acquisitions.

•

The increase in mortgage lending income is primarily related to increased mortgage lending activities resulting from the historically low rate environment during 2012 plus additional volume from the 2012 acquisitions.

•

The increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily from a non-recurring dividend of approximately $231,000 from our investment in a private equity and venture capital firm which invests in small and lower middle market companies located in Arkansas and across the Midwest and Southeast United States.

•

The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013. These loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $12.5 million of which $2.0 million and $4.2 million was recognized for the second quarter and first six months of 2013, respectively. The $12.5 million is being amortized over the weighted average life of the shared-loss agreement.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the three-month and six-month periods ended June 30, 2013 and 2012, as well as changes for the three-month and six-month periods ended June 30, 2013 compared to the same periods in 2012.

Table 6: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2013 Change		June 30,		2013 Change
	2013	2012	from 2012		2013	2012	from 2012
	(Dollars in thousands)
Salaries and employee benefits	$12,957	$11,903	$1,054	8.9%	$25,909	$23,289	$2,620	11.2%
Occupancy and equipment	3,894	3,552	342	9.6	7,488	6,983	505	7.2
Data processing expense	1,231	1,371	(140)	(10.2)	2,741	2,462	279	11.3
Other operating expenses:
Advertising	120	904	(784)	(86.7)	813	1,364	(551)	(40.4)
Merger and acquisition expenses	1	—	1	100.0	29	1,692	(1,663)	(98.3)
Amortization of intangibles	802	694	108	15.6	1,604	1,324	280	21.1
Electronic banking expense	960	728	232	31.9	1,823	1,521	302	19.9
Directors’ fees	210	193	17	8.8	400	405	(5)	(1.2)
Due from bank service charges	168	159	9	5.7	301	275	26	9.5
FDIC and state assessment	677	516	161	31.2	1,307	1,154	153	13.3
Insurance	555	424	131	30.9	1,121	825	296	35.9
Legal and accounting	394	287	107	37.3	716	609	107	17.6
Other professional fees	490	354	136	38.4	963	852	111	13.0
Operating supplies	332	291	41	14.1	675	555	120	21.6
Postage	231	240	(9)	(3.8)	438	461	(23)	(5.0)
Telephone	291	276	15	5.4	594	522	72	13.8
Other expense	2,542	2,532	10	0.4	4,796	4,517	279	6.2

Total non-interest expense	$25,855	$24,424	$1,431	5.9%	$51,718	$48,810	$2,908	6.0%

Non-interest expense increased $1.4 million, or 5.9%, to $25.9 million for the three-month period ended June 30, 2013, from $24.4 million for the same period in 2012. Non-interest expense, excluding merger expenses, increased $4.6 million, or 9.7%, to $51.7 million for the six-month period ended June 30, 2013, from $47.1 million for the same period in 2012.

Additional details on some of the more significant changes are as follows:

•	The increase in personnel costs primarily resulting from additional expense associated with the acquisitions during 2012.

•	The increase in occupancy and equipment primarily resulting from additional expense associated with the acquisitions during 2012.

•	The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during the second quarter of 2013.

Income Taxes

The provision for income taxes increased $1.3 million, or 14.7%, to $10.3 million for the three-month period ended June 30, 2013, from $9.0 million as of June 30, 2012. The provision for income taxes increased $3.5 million, or 21.1%, to $20.2 million for the six-month period ended June 30, 2013, from $16.7 million as of June 30, 2012. The effective income tax rate was 36.80% and 36.51% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 36.66% and 35.79% for the same periods in 2012, respectively. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2013 and December 31, 2012

Our total assets as of June 30, 2013 decreased $150.8 million to $4.09 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share increased by $8.0 million to $2.34 billion as of June 30, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $55.1 million, an annualized reduction of 28.9%, to $329.8 million as of June 30, 2013, from $384.9 million as of December 31, 2012. Stockholders’ equity increased $18.0 million to $533.5 million as of June 30, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first six months of 2012 was 7.1%. The decrease in covered loans is primarily associated with pay-downs and payoffs in our covered loan portfolio. The increase in stockholders’ equity is primarily associated with the $25.2 million of comprehensive income less the $7.9 million of dividends paid for 2013.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.32 billion and $2.06 billion during the three-month periods ended June 30, 2013 and 2012, respectively. Our non-covered loan portfolio averaged $2.32 billion and $1.98 billion during the six-month periods ended June 30, 2013 and 2012, respectively. Non-covered loans were $2.34 billion as of June 30, 2013, compared to $2.33 billion as of December 31, 2012. The relatively static state of the non-covered loan portfolio when compared to our historical expansion rates was not unexpected. This is primarily associated with lower loan demand and payoffs in our non-covered portfolios as our customers have grown more cautious in this weaker economy.

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

As of June 30, 2013, we had $244.4 million of construction land development loans which were collateralized by land. This consisted of $145.5 million for raw land and $98.9 million for land with commercial and or residential lots.

Certain credit markets have experienced difficult conditions and volatility over the past several years, particularly Florida. Non-covered loans were $1.54 billion, $689.2 million and $112.9 million as of June 30, 2013 in Arkansas, Florida and Alabama, respectively.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2013	December 31, 2012
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,003,391	$1,019,039
Construction/land development	281,994	254,800
Agricultural	31,119	32,513
Residential real estate loans:
Residential 1-4 family	528,260	549,269
Multifamily residential	120,899	129,742

Total real estate	1,965,663	1,985,363
Consumer	32,671	37,462
Commercial and industrial	287,351	256,908
Agricultural	26,462	19,825
Other	27,095	31,641

Loans receivable not covered by loss share	$2,339,242	$2,331,199

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

As of June 30, 2013, non-covered commercial real estate loans totaled $1.32 billion, or 56.3% of our non-covered loan portfolio, which is comparable to $1.31 billion, or 56.0% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama non-covered commercial real estate loans are approximately 16.6% and 2.2% of our non-covered loan portfolio, respectively.

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

As of June 30, 2013, non-covered residential real estate loans totaled $649.2 million, or 27.8% of our non-covered loan portfolio, compared to $679.0 million, or 29.1% of our non-covered loan portfolio, as of December 31, 2012. This decrease is primarily related to normal loan pay downs for these types of loans. Our Florida and Alabama non-covered residential real estate loans are approximately 10.4% and 2.0% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2013, our non-covered consumer loan portfolio totaled $32.7 million, or 1.4% of our total non-covered loan portfolio, compared to the $37.5 million, or 1.6% of our non-covered loan portfolio as of December 31, 2012. This decrease is associated with normal loan pay downs combined with reduced loan demand for these types of loans. Our Florida and Alabama non-covered consumer loans are less than 1% of our non-covered loan portfolio.

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

As of June 30, 2013, non-covered commercial and industrial loans outstanding totaled $287.4 million, or 12.3% of our non-covered loan portfolio, compared to $256.9 million, or 11.0% of our non-covered loan portfolio, as of December 31, 2012. This increase is primarily related to expanded loan demand offset by normal loan pay downs. Our Florida and Alabama non-covered commercial and industrial loans are approximately 1.7% and 0.7% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of June 30, 2013

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,003,391	$143,922	$1,147,313
Construction/land development	281,994	56,447	338,441
Agricultural	31,119	1,784	32,903
Residential real estate loans
Residential 1-4 family	528,260	107,612	635,872
Multifamily residential	120,899	10,644	131,543

Total real estate	1,965,663	320,409	2,286,072
Consumer	32,671	20	32,691
Commercial and industrial	287,351	8,193	295,544
Agricultural	26,462	—	26,462
Other	27,095	1,180	28,275

Total	$2,339,242	$329,802	$2,669,044

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

We first reported non-covered loans acquired with deteriorated credit quality in our December 31, 2012 financial statements following our acquisitions of Heritage and Premier in the fourth quarter of 2012. The credit metrics most heavily impacted by our acquisition of acquired non-covered loans with deteriorated credit quality in our acquisitions of Heritage and Premier were the following credit quality indicators listed in Table 9 below:

•	Allowance for loan losses for non-covered loans to non-covered loans;

•	Non-performing non-covered assets to total non-covered assets; and

•	Non-performing non-covered loans to total non-covered loans.

On the date of acquisition, acquired credit-impaired loans are initially recognized at fair value, which incorporates the present value of amounts estimated to be collectible. As a result of the application of this accounting methodology, certain credit-related ratios, including those referenced above, may not necessarily be directly comparable with periods prior to the acquisition of the credit-impaired non-covered loans and non-covered non-performing assets, or comparable with other institutions.

Table 9 sets forth information with respect to our non-performing non-covered assets as of June 30, 2013 and December 31, 2012. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Non-accrual non-covered loans	$17,798	$21,336
Non-covered loans past due 90 days or more (principal or interest payments)	11,514	5,937

Total non-performing non-covered loans	29,312	27,273

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	15,985	20,393
Other non-performing non-covered assets	172	164

Total other non-performing non-covered assets	16,157	20,557

Total non-performing non-covered assets	$45,469	$47,830

Allowance for loan losses for non-covered loans to non-performing non-covered loans	138.16%	165.62%
Non-performing non-covered loans to total non-covered loans	1.25	1.17
Non-performing non-covered assets to total non-covered assets	1.26	1.30

Note: Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics presented above, the Company has included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools.

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 72.0% and 55.6% of our non-performing non-covered loans as of June 30, 2013 and December 31, 2012, respectively.

Total non-performing non-covered loans were $29.3 million as of June 30, 2013, compared to $27.3 million as of December 31, 2012 for an increase of $2.0 million. Of the $2.0 million increase in non-performing loans, $3.9 million is from a decrease in non-performing loans in our Arkansas market offset by a $5.9 million increase in non-performing loans in our Florida market and a $12,000 change in non-performing loans in Alabama. Non-performing loans at June 30, 2013 are approximately $8.2 million, $21.1 million and $12,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the national economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at June 30, 2013, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

During the recent real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2013, we had $53.5 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $30.2 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2013, the amount of troubled debt restructurings was $55.1 million, a decrease of 9.5% from $60.9 million at December 31, 2012. As of June 30, 2013 and December 31, 2012, 97.1% and 94.4%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $16.0 million as of June 30, 2013, compared to $20.4 million as of December 31, 2012 for a decrease of $4.4 million. The foreclosed assets held for sale not covered by loss share are comprised of $5.4 million of assets located in Florida with the remaining $10.6 million of assets located in Arkansas. As of June 30, 2013, there were no foreclosed assets not covered by loss share in Alabama.

During the first three months of 2013, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas has been in foreclosed assets since the first quarter of 2011. The carrying value was $3.7 million at June 30, 2013. The Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

At June 30, 2013, total foreclosed assets held for sale were $43.1 million. Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2013 and December 31, 2012.

Table 10: Total Foreclosed Assets Held For Sale

	As of June 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,664	$8,680	$16,344	$7,532	$9,024	$16,556
Construction/land development	4,394	11,666	16,060	7,343	13,586	20,929
Agricultural	—	603	603	—	599	599
Residential real estate loans
Residential 1-4 family	3,927	6,124	10,051	5,518	8,317	13,835

Total foreclosed assets held for sale	$15,985	$27,073	$43,058	$20,393	$31,526	$51,919

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2013, average non-covered impaired loans were $107.4 million compared to $133.5 million as of December 31, 2012. As of June 30, 2013, non-covered impaired loans were $98.7 million compared to $127.2 million as of December 31, 2012 for a decrease of $28.5 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of June 30, 2013, our Florida and Alabama markets accounted for approximately $51.3 million and $122,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions and the 2012 acquisitions of Heritage and Premier for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these transactions were deemed to be impaired loans. These loans were not classified as non-performing assets at June 30, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

All non-covered loans acquired with deteriorated credit quality are considered impaired loans at the date of acquisition. Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans are not classified as impaired.

Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans subsequently restructured within the pools are not classified as TDRs in accordance with ASC 310-30-40. For non-covered loans acquired with deteriorated credit quality that were deemed TDRs prior to the Company’s acquisition of them, these loans are also not considered TDRs as they are accounted for under ASC 310-30.

As of June 30, 2013 and December 31, 2012, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of June 30, 2013 and December 31, 2012:

Table 11: Total Non-Accrual Loans

	As of June 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,456	$—	$3,456	$3,659	$—	$3,659
Construction/land development	2,950	—	2,950	2,680	—	2,680
Agricultural	108	—	108	140	—	140
Residential real estate loans
Residential 1-4 family	9,209	—	9,209	9,972	—	9,972
Multifamily residential	340	—	340	3,215	—	3,215

Total real estate	16,063	—	16,063	19,666	—	19,666
Consumer	321	—	321	593	—	593
Commercial and industrial	1,414	—	1,414	1,077	—	1,077
Other	—	—	—	—	—	—

Total non-accrual loans	$17,798	$—	$17,798	$21,336	$—	$21,336

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $306,000 and $423,000 for the three-month periods ended June 30, 2013 and 2012, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $647,000 and $832,000 for the six-month periods ended June 30, 2013 and 2012, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and six-month periods ended June 30, 2013 and 2012 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2013 and December 31, 2012:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of June 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,073	$27,484	$32,557	$1,437	$32,227	$33,664
Construction/land development	1,906	11,732	13,638	1,296	14,962	16,258
Agricultural	—	197	197	—	548	548
Residential real estate loans
Residential 1-4 family	3,601	15,685	19,286	2,589	20,005	22,594
Multifamily residential	—	—	—	—	—	—

Total real estate	10,580	55,098	65,678	5,322	67,742	73,064
Consumer	85	—	85	95	—	95
Commercial and industrial	849	2,077	2,926	520	3,121	3,641
Other	—	656	656	—	—	—

Total loans accruing past due 90 days or more	$11,514	$57,831	$69,345	$5,937	$70,863	$76,800

The Company’s total past due and non-accrual covered loans to total covered loans was 17.5% and 18.4% as of June 30, 2013 and December 31, 2012, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased organically by approximately $74.1 million for the quarter ended June 30, 2013 from $1.94 billion at December 31, 2012 to $2.02 billion at June 30, 2013. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.81% at December 31, 2012 to 1.14% at June 30, 2013. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs increased to $3.4 million and $6.7 million for the three months and six months ended June 30, 2013, respectively, compared to $1.6 million and $3.1 million for the same periods in 2012, respectively. Total recoveries increased to $807,000 and $1.3 million for the three months and six months ended June 30, 2013, respectively, compared to $433,000 and $787,000 for the same periods in 2012. For the three months ended June 30, 2013, the net charge-offs were $2.5 million for Arkansas, $52,000 for Florida and $8,000 for Alabama, respectively, equaling a net charge-off position of $2.6 million. For the six months ended June 30, 2013, the net charge-offs were $4.2 million for Arkansas, $1.2 million for Florida and $11,000 for Alabama, respectively, equaling a net charge-off position of $5.4 million.

During the second quarter of 2013, there were $3.4 million in charge-offs and $807,000 in recoveries. During the first six months of 2013, there were $6.7 million in charge-offs and $1.3 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there was only one individual relationship consisting of charge-offs greater than $1.0 million. This was an Arkansas relationship consisting of real estate loans totaling $3.0 million of debt. The total amount of charge-offs related to these loans was $1.8 million, which consists of approximately $517,000 of residential 1-4 family, $1.3 million of multifamily residential and $46,000 of non-farm/non-residential during the second quarter of 2013.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month and six-month periods ended June 30, 2013 and 2012.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$42,302	$51,014	$45,170	$52,129
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	619	212	864	271
Construction/land development	50	267	168	313
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	899	480	1,926	1,100
Multifamily residential	1,265	—	2,291	95

Total real estate	2,833	959	5,249	1,779
Consumer	86	370	688	571
Commercial and industrial	146	3	181	209
Agricultural	—	—	—	—
Other	296	269	561	511

Total loans charged off	3,361	1,601	6,679	3,070

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	96	26	113	39
Construction/land development	—	3	15	7
Agricultural	—	222	—	233
Residential real estate loans:
Residential 1-4 family	542	65	656	105
Multifamily residential	4	3	70	3

Total real estate	642	319	854	387
Consumer	48	16	90	68
Commercial and industrial	18	7	33	87
Agricultural	—	—	—	—
Other	99	91	280	245

Total recoveries	807	433	1,257	787

Net loans charged off (recovered)	2,554	1,168	5,422	2,283
Provision for loan losses for non-covered loans	750	—	750	—

Balance, June 30	$40,498	$49,846	$40,498	$49,846

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.44%	0.23%	0.47%	0.23%
Allowance for loan losses for non-covered loans to period end non-covered loans	1.73	2.45	1.73	2.45
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	395	1,061	370	1,086

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

The changes for the period ended June 30, 2013 and the year ended December 31, 2012 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of June 30, 2013 and December 31, 2012.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of June 30, 2013		As of December 31, 2012
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$17,925	42.9%	$19,781	43.7%
Construction/land development	6,456	12.0	5,816	10.9
Agricultural	236	1.3	193	1.4
Residential real estate loans:
Residential 1-4 family	6,000	22.6	10,467	23.6
Multifamily residential	2,415	5.2	3,346	5.6

Total real estate	33,032	84.0	39,603	85.2
Consumer	522	1.4	894	1.6
Commercial and industrial	2,697	12.3	3,870	11.0
Agricultural	531	1.1	394	0.8
Other	—	1.2	—	1.4
Unallocated	3,716	—	409	—

Total	$40,498	100.0%	$45,170	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $952,000 and $5.5 million at June 30, 2013 and December 31, 2012, respectively.

Total charge-offs increased to $3.2 million for the three months ended June 30, 2013, compared to zero for the same period in 2012. Total recoveries increased to $6,000 for the three months ended June 30, 2013, compared to zero for the same period in 2012. There was $100,000 and $1.3 million of provision for loan losses taken on covered loans during the three months ended June 30, 2013 and 2012, respectively.

Total charge-offs increased to $5.0 million for the six months ended June 30, 2013, compared to zero for the same period in 2012. Total recoveries increased to $17,000 for the six months ended June 30, 2013, compared to zero for the same period in 2012. There was $100,000 and $1.3 million of provision for loan losses taken on covered loans during the six months ended June 30, 2013 and 2012, respectively.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of June 30, 2013 and December 31, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $736.4 million as of June 30, 2013, compared to $726.2 million as of December 31, 2012. The estimated effective duration of our securities portfolio was 3.3 years as of June 30, 2013.

As of June 30, 2013, $306.5 million, or 41.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $325.3 million, or 44.8%, of our available-for-sale securities as of December 31, 2012. To reduce our income tax burden, $196.1 million, or 26.6%, of our available-for-sale securities portfolio as of June 30, 2013, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $190.6 million, or 26.3%, of our available-for-sale securities as of December 31, 2012. Also, we had approximately $196.3 million, or 26.7%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2013, compared to $190.7 million, or 26.3%, of our available-for-sale securities as of December 31, 2012.

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

Deposits

Our deposits averaged $3.38 billion and $3.41 billion for the three-month and six-month periods ended June 30, 2013. Total deposits decreased $158.2 million, or an annualized decrease of 9.16%, to $3.33 billion as of June 30, 2013, from $3.48 billion as of December 31, 2012. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of June 30, 2013 and December 31, 2012, brokered deposits were $26.0 million and $56.9 million, respectively. Included in these brokered deposits are $21.8 million and $52.5 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2013 and December 31, 2012, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50 million.

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

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and six-month periods ended June 30, 2013 and 2012.

Table 15: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$704,847	—%	$559,554	—%
Interest-bearing transaction accounts	1,561,306	0.18	1,353,916	0.28
Savings deposits	217,963	0.09	165,235	0.17
Time deposits:
$100,000 or more	469,946	0.94	682,545	1.03
Other time deposits	430,863	0.27	546,219	1.04

Total	$3,384,925	0.25%	$3,307,469	0.51%

	Six Months Ended June 30,
	2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$686,636	—%	$528,547	—%
Interest-bearing transaction accounts	1,564,514	0.19	1,265,679	0.30
Savings deposits	210,972	0.10	157,966	0.18
Time deposits:
$100,000 or more	497,229	0.84	695,402	1.10
Other time deposits	446,332	0.45	539,585	1.11

Total	$3,405,683	0.27%	$3,187,179	0.56%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $7.2 million, or 10.8%, from $66.3 million as of December 31, 2012 to $73.5 million as of June 30, 2013.

FHLB Borrowed Funds

Our FHLB borrowed funds were $130.3 million and $130.4 million at June 30, 2013 and December 31, 2012, respectively. All of the outstanding balance for June 30, 2013 and December 31, 2012 were issued as long-term advances. Our remaining FHLB borrowing capacity was $753.1 million and $640.5 million as of June 30, 2013 and December 31, 2012, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $3.1 million and $28.9 million as of June 30, 2013 and December 31, 2012, respectively.

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

As of December 31, 2012, the Company held $28.9 million of trust preferred securities currently callable without penalty based on the terms of the specific agreements. Since these trust preferred securities are being phased out of Tier 1 capital, we have decided to begin the process of redeeming these instruments. During the first quarter of 2013, we redeemed approximately $25.8 million in trust preferred securities. As a result of the Liberty acquisition, we are not projecting the Company to pay-off the remaining balance during 2013.

Stockholders’ Equity

Stockholders’ equity was $533.5 million at June 30, 2013 compared to $515.5 million at December 31, 2012, an increase of 3.5%. As of June 30, 2013 and December 31, 2012 our equity to asset ratio was 13.0% and 12.2% respectively. Book value per share was $9.49 at June 30, 2013 compared to $9.17 (split adjusted) at December 31, 2012, a 7.0% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.075 per share and $0.05 per share for the three-month periods ended June 30, 2013 and 2012 and $0.14 and $0.10 per share for the six-month periods ended June 30, 2013 and 2012. The common stock dividend payout ratio for the three months ended June 30, 2013 and 2012 was 23.88% and 18.14%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2013 and 2012 was 22.36% and 18.81%, respectively. For the third quarter of 2013, the Board of Directors declared a regular $0.075 per share quarterly cash dividend payable September 4, 2013, to shareholders of record August 14, 2013.

Two-for-One Stock Split. On April 18, 2013, our Board of Directors declared a two-for-one stock split paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 13, 2013. The stock split increased the Company’s total shares of common stock outstanding as of June 12, 2013 from 28,121,596 shares to 56,243,192 shares.

All previously reported share and per share amounts have been restated to reflect the retroactive effect of the stock split.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2013 and December 31, 2012, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of June 30, 2013 and December 31, 2012.

Table 16: Risk-Based Capital

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$533,510	$515,473
Qualifying trust preferred securities	3,000	28,000
Goodwill and core deposit intangibles, net	(95,279)	(96,785)
Unrealized (gain) loss on available-for-sale securities	(1,981)	(12,001)
Deferred tax assets	(2,730)	(3,529)

Total Tier 1 capital	436,520	431,158

Tier 2 capital
Qualifying allowance for loan losses	38,909	38,807

Total Tier 2 capital	38,909	38,807

Total risk-based capital	$475,429	$469,965

Average total assets for leverage ratio	$4,049,476	$3,939,206

Risk weighted assets	$3,110,196	$3,092,707

Ratios at end of period
Leverage ratio	10.78%	10.95%
Tier 1 risk-based capital	14.04	13.94
Total risk-based capital	15.29	15.20
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $96.1 million, $97.7 million, and $87.6 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2013, December 31, 2012 and June 30, 2012, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively.

Table 17: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
GAAP net income available to common stockholders	$17,659	$15,490	$35,207	$29,988
Intangible amortization after-tax	488	422	975	805

Earnings available to common stockholders excluding intangible amortization	$18,147	$15,912	$36,182	$30,793

GAAP diluted earnings per common share	$0.31	$0.27	$0.62	$0.53
Intangible amortization after-tax	0.01	0.01	0.02	0.01

Diluted earnings per common share excluding intangible amortization	$0.32	$0.28	$0.64	$0.54

Table 18: Tangible Book Value Per Common Share

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$9.49	$9.17
Tangible book value per common share: (A-C-D)/B	7.78	7.43
(A) Total common equity	$533,510	$515,473
(B) Common shares outstanding	56,243	56,213
(C) Goodwill	$85,681	$85,681
(D) Core deposit and other intangibles	10,457	12,061

Table 19: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Return on average assets: A/C	1.71%	1.53%	1.70%	1.53%
Return on average assets excluding intangible amortization: B/(C-D)	1.80	1.61	1.79	1.60
(A) Net income available to all stockholders	$17,659	$15,490	$35,207	$29,988
Intangible amortization after-tax	488	422	975	805

(B) Earnings excluding intangible amortization	$18,147	$15,912	$36,182	$30,793

(C) Average assets	$4,147,485	$4,072,261	$4,169,970	$3,949,393
(D) Average goodwill, core deposits and other intangible assets	96,526	87,909	96,927	83,684

Table 20: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Return on average common equity: A/C	13.27%	12.80%	13.47%	12.51%
Return on average tangible common equity excluding intangible amortization: B/(C-D)	16.65	16.05	16.97	15.54
(A) Net income available to common stockholders	$17,659	$15,490	$35,207	$29,988
(B) Earnings available to common stockholders excluding intangible amortization	18,147	15,912	36,182	30,793
(C) Average common equity	533,646	486,651	527,008	482,098
(D) Average goodwill, core deposits and other intangible assets	96,526	87,909	96,927	83,684

Table 21: Tangible Common Equity to Tangible Assets

	As of June 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Equity to assets: B/A	13.04%	12.15%
Tangible common equity to tangible assets: (B-C-D)/(A-C-D)	10.95	10.08
(A) Total assets	$4,091,337	$4,242,130
(B) Total equity	533,510	515,473
(C) Goodwill	85,681	85,681
(D) Core deposit and other intangibles	10,457	12,061

We have $523.0 million of purchased non-covered loans, which includes $80.3 million of discount for credit losses on non-covered loans acquired at June 30, 2013. We had $569.7 million of purchased non-covered loans, which included $81.7 million of discount for credit losses on non-covered loans acquired at December 31, 2012. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination. Therefore, management believes the allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired is useful in evaluating our Company. This calculation, which is similar to the GAAP calculation of allowance for loan losses for non-covered loans to total non-covered loans, is presented in Table 22 below.

Table 22: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of June 30, 2013
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$1,896,516	$442,726	$2,339,242
Loan balance reported plus discount (B)	1,896,516	523,048	2,419,564
Allowance for loan losses for non-covered loans (C)	$40,498	$—	$40,498
Discount for credit losses on non-covered loans acquired (D)	—	80,322	80,322

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$40,498	$80,322	$120,820

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	2.14%	N/A	1.73%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	15.36%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.99%

Note: Discount for credit losses on purchased credit impaired loans acquired are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

	As of December 31, 2012
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$1,843,249	$487,950	$2,331,199
Loan balance reported plus discount (B)	1,843,249	569,667	2,412,916
Allowance for loan losses for non-covered loans (C)	$45,170	$—	$45,170
Discount for credit losses on non-covered loans acquired (D)	—	81,717	81,717

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$45,170	$81,717	$126,887

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	2.45%	N/A	1.94%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	14.34%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	5.26%

Note: Discount for credit losses on purchased credit impaired loans acquired are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2013, our cash and cash equivalents were $172.7 million, or 4.2% of total assets, compared to $231.9 million, or 5.5% of total assets, as of December 31, 2012. Our investment securities and federal funds sold were $738.9 million as of June 30, 2013 and $743.4 million as of December 31, 2012.

Our investment portfolio is comprised of approximately 66.1% or $486.7 million of securities which mature in less than five years. As of June 30, 2013 and December 31, 2012, $538.4 million and $532.8 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2013, our total deposits were $3.33 billion, or 81.3% of total assets, compared to $3.48 billion, or 82.1% of total assets, as of December 31, 2012. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of June 30, 2013 and December 31, 2012. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $130.3 million and $130.4 million at June 30, 2013 and December 31, 2012, respectively. All of the 2013 and 2012 outstanding balances were issued as long-term advances. Our FHLB borrowing capacity was $753.1 million and $640.5 million as of June 30, 2013 and December 31, 2012, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of June 30, 2013 was asset sensitive with a one-year cumulative repricing gap of 6.1%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 23 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2013.

Table 23: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$97,576	$—	$—	$—	$—	$—	$—	$97,576
Federal funds sold	2,475	—	—	—	—	—	—	2,475
Investment securities	52,989	70,366	46,596	77,252	91,848	146,159	250,836	736,406
Loans receivable	484,849	239,735	296,188	508,649	502,207	513,668	82,298	2,627,594

Total earning assets	637,889	310,101	342,784	585,901	594,055	660,187	333,134	3,464,051

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	75,700	151,398	227,098	454,196	282,830	273,945	270,113	1,735,280
Time deposits	94,726	134,781	194,3355	237,826	98,533	96,327	33	856,581
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	62,442	—	—	—	1,469	4,408	5,142	73,461
FHLB borrowed funds	15,006	15,012	117	137	283	44,261	55,435	130,251
Subordinated debentures	3,093	—	—	—	—	—	—	3,093

Total interest-bearing liabilities	250,967	301,191	421,570	692,159	383,115	418,941	330,723	2,798,666

Interest rate sensitivity gap	$386,922	$8,910	$(78,786)	$(106,258)	$210,940	$241,246	$2,411	$665,385

Cumulative interest rate sensitivity gap	$386,922	$395,832	$317,046	$210,788	$421,728	$662,974	$665,385
Cumulative rate sensitive assets to rate sensitive liabilities	254.2%	171.7%	132.6%	112.7%	120.6%	126.9%	123.8%
Cumulative gap as a % of total earning assets	11.2%	11.4%	9.2%	6.1%	12.2%	19.1%	19.2%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

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

HOME BANCSHARES, INC.

(Registrant)

Date: August 7, 2013	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 7, 2013	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer