Form 10-Q
period 2013-09-30
HOME BANCSHARES INC
filed 2013-11-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

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

Common Stock Issued and Outstanding: 65,042,303 shares as of November 1, 2013.

HOME BANCSHARES, INC.

FORM 10-Q

September 30, 2013

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$77,261	$101,972
Interest-bearing deposits with other banks	35,080	129,883

Cash and cash equivalents	112,341	231,855
Federal funds sold	10,700	17,148
Investment securities – available-for-sale	839,560	726,223
Investment securities – held-to-maturity	9,528	—
Loans receivable not covered by loss share	2,378,838	2,331,199
Loans receivable covered by FDIC loss share	308,072	384,884
Allowance for loan losses	(38,748)	(50,632)

Loans receivable, net	2,648,162	2,665,451
Bank premises and equipment, net	119,637	113,883
Foreclosed assets held for sale not covered by loss share	14,158	20,393
Foreclosed assets held for sale covered by FDIC loss share	24,320	31,526
FDIC indemnification asset	101,192	139,646
Cash value of life insurance	59,602	59,219
Accrued interest receivable	14,275	16,305
Deferred tax asset, net	46,045	46,998
Goodwill	85,681	85,681
Core deposit and other intangibles	9,655	12,061
Other assets	66,450	75,741

Total assets	$4,161,306	$4,242,130

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$757,328	$666,414
Savings and interest-bearing transaction accounts	1,683,010	1,784,047
Time deposits	808,480	1,032,991

Total deposits	3,248,818	3,483,452
Securities sold under agreements to repurchase	71,307	66,278
FHLB borrowed funds	270,232	130,388
Accrued interest payable and other liabilities	22,714	17,672
Subordinated debentures	3,093	28,867

Total liabilities	3,616,164	3,726,657

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2013 and 50,000,000 shares in 2012; shares issued and outstanding 56,277,947 in 2013 and 56,213,054 (split adjusted) in 2012	563	281
Capital surplus	417,627	416,354
Retained earnings	128,316	86,837
Accumulated other comprehensive income (loss)	(1,364)	12,001

Total stockholders’ equity	545,142	515,473

Total liabilities and stockholders’ equity	$4,161,306	$4,242,130

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data(1))	2013	2012	2013	2012
	(Unaudited)
Interest income:
Loans	$45,003	$39,285	$133,198	$118,156
Investment securities
Taxable	2,645	2,598	7,538	8,518
Tax-exempt	1,507	1,541	4,455	4,610
Deposits – other banks	19	115	203	327
Federal funds sold	2	3	15	8

Total interest income	49,176	43,542	145,409	131,619

Interest expense:
Interest on deposits	1,810	3,288	6,424	12,112
Federal funds purchased	3	—	3	—
FHLB borrowed funds	910	1,040	2,926	3,334
Securities sold under agreements to repurchase	87	107	253	328
Subordinated debentures	16	482	263	1,527

Total interest expense	2,826	4,917	9,869	17,301

Net interest income	46,350	38,625	135,540	114,318
Provision for loan losses	—	167	850	1,500

Net interest income after provision for loan losses	46,350	38,458	134,690	112,818

Non-interest income:
Service charges on deposit accounts	4,072	3,834	11,869	11,007
Other service charges and fees	3,671	3,119	10,587	9,366
Mortgage lending income	1,527	1,550	4,518	3,731
Insurance commissions	519	512	1,642	1,501
Income from title services	156	112	401	329
Increase in cash value of life insurance	203	200	601	671
Dividends from FHLB, FRB, Bankers’ bank & other	179	182	755	532
Gain on sale of SBA loans	79	206	135	404
Gain (loss) on sale of premises and equipment, net	303	(5)	712	354
Gain (loss) on OREO, net	777	(222)	1,304	(170)
Gain (loss) on securities, net	—	—	111	10
FDIC indemnification accretion/(amortization), net	(3,177)	373	(7,452)	1,492
Other income	1,009	765	2,965	2,555

Total non-interest income	9,318	10,626	28,148	31,782

Non-interest expense:
Salaries and employee benefits	12,981	11,652	38,890	34,941
Occupancy and equipment	4,010	3,805	11,498	10,788
Data processing expense	1,114	1,137	3,855	3,599
Other operating expenses	8,610	7,387	24,190	23,463

Total non-interest expense	26,715	23,981	78,433	72,791

Income before income taxes	28,953	25,103	84,405	71,809
Income tax expense	10,590	9,008	30,835	25,726

Net income	$18,363	$16,095	$53,570	$46,083

Basic earnings per share	$0.33	$0.29	$0.96	$0.82

Diluted earnings per share	$0.33	$0.28	$0.95	$0.81

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
	(unaudited)
Net income	$18,363	$16,095	$53,570	$46,083
Net unrealized gain (loss) on available-for-sale securities	(5,505)	2,919	(21,882)	6,440
Less: reclassification adjustment for realized (gains) losses included in income	—	—	(111)	(10)

Other comprehensive income (loss), before tax effect	(5,505)	2,919	(21,993)	6,430
Tax effect	2,160	(1,146)	8,628	(2,523)

Other comprehensive income (loss)	(3,345)	1,773	(13,365)	3,907

Comprehensive income	$15,018	$17,868	$40,205	$49,990

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2013 and 2012

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2012	$283	$425,649	$40,130	$8,004	$474,066
Comprehensive income:
Net income	—	—	46,083	—	46,083
Other comprehensive income (loss)	—	—	—	3,907	3,907
Net issuance of 98,506 shares of common stock from exercise of stock options plus issuance of 9,522 bonus shares of unrestricted common stock	1	697	—	—	698
Repurchase of 504,088 shares of common stock	(3)	(6,557)	—	—	(6,560)
Tax benefit from stock options exercised	—	309	—	—	309
Share-based compensation	1	497	—	—	498
Cash dividends – Common Stock, $0.16 per share	—	—	(9,023)	—	(9,023)

Balances at September 30, 2012 (unaudited)	282	420,595	77,190	11,911	509,978
Comprehensive income:
Net income	—	—	16,939	—	16,939
Other comprehensive income (loss)	—	—	—	90	90
Net issuance of 256,908 shares of common stock from exercise of stock options	1	1,259	—	—	1,260
Repurchase of 406,808 shares of common stock	(2)	(6,987)	—	—	(6,989)
Tax benefit from stock options exercised	—	1,068	—	—	1,068
Share-based compensation	—	419	—	—	419
Cash dividends – Common Stock, $0.13 per share	—	—	(7,292)	—	(7,292)

Balances at December 31, 2012	281	416,354	86,837	12,001	515,473
Comprehensive income:
Net income	—	—	53,570	—	53,570
Other comprehensive income (loss)	—	—	—	(13,365)	(13,365)
Net issuance of 46,225 shares of common stock from exercise of stock options	1	275	—	—	276
Two for one stock split during June 2013	281	(281)	—	—	—
Tax benefit from stock options exercised	—	339	—	—	339
Share-based compensation	—	940	—	—	940
Cash dividends – Common Stock, $0.215 per share	—	—	(12,091)	—	(12,091)

Balances at September 30, 2013 (unaudited)	$563	$417,627	$128,316	$(1,364)	$545,142

(1) All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2013	2012
	(Unaudited)
Operating Activities
Net income	$53,570	$46,083
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,908	4,460
Amortization/(accretion)	(732)	4,371
Share-based compensation	940	498
Tax benefits from stock options exercised	(339)	(309)
(Gain) loss on assets	(2,588)	(194)
Provision for loan losses	850	1,500
Deferred income tax effect	9,581	(2,106)
Increase in cash value of life insurance	(601)	(671)
Originations of mortgage loans held for sale	(167,903)	(133,247)
Proceeds from sales of mortgage loans held for sale	162,917	124,760
Changes in assets and liabilities:
Accrued interest receivable	2,030	679
Indemnification and other assets	54,427	58,806
Accrued interest payable and other liabilities	5,381	(2,496)

Net cash provided by (used in) operating activities	122,441	102,134

Investing Activities
Net (increase) decrease in federal funds sold	6,448	(675)
Net (increase) decrease in loans, excluding loans acquired	6,868	81,089
Purchases of investment securities – available-for-sale	(299,305)	(369,943)
Proceeds from maturities of investment securities – available-for-sale	159,613	287,319
Proceeds from sale of investment securities – available-for-sale	167	1,243
Purchases of investment securities – held-to-maturity	(9,536)	—
Proceeds from foreclosed assets held for sale	27,352	25,344
Proceeds from sale of SBA loans	2,085	6,250
Purchases of premises and equipment, net	(9,950)	(8,276)
Death benefits received	540	—
Net cash proceeds received in market acquisitions	—	140,234

Net cash provided by (used in) investing activities	(115,718)	162,585

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(234,634)	(249,994)
Net increase (decrease) in securities sold under agreements to repurchase	5,029	(820)
Net increase (decrease) in FHLB borrowed funds	139,844	(12,271)
Retirement of subordinated debentures	(25,000)	(15,733)
Repurchase of common stock	—	(6,560)
Proceeds from exercise of stock options	276	698
Tax benefits from stock options exercised	339	309
Dividends paid on common stock	(12,091)	(9,023)

Net cash provided by (used in) financing activities	(126,237)	(293,394)

Net change in cash and cash equivalents	(119,514)	(28,675)
Cash and cash equivalents – beginning of year	231,855	184,304

Cash and cash equivalents – end of period	$112,341	$155,629

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2013 and 2012 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$18,363	$16,095	$53,570	$46,083
Average shares outstanding	56,256	56,299	56,238	56,316
Effect of common stock options	364	381	339	372

Average diluted shares outstanding	56,620	56,680	56,577	56,688

Basic earnings per common share	$0.33	$0.29	$0.96	$0.82
Diluted earnings per common share	$0.33	$0.28	$0.95	$0.81

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2013
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$184,735	$1,405	$(2,893)	$183,247
Mortgage-backed securities	403,600	3,634	(3,008)	404,226
State and political subdivisions	201,405	3,494	(3,940)	200,959
Other securities	52,065	153	(1,090)	51,128

Total	$841,805	$8,686	$(10,931)	$839,560

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$9,528	$103	$—	$9,631

Total	$9,528	$103	$—	$9,631

	December 31, 2012
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

Assets, principally investment securities, having a carrying value of approximately $538.9 million and $532.8 million at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $71.3 million and $66.3 million at September 30, 2013 and December 31, 2012, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$223,503	$221,998	$—	$—
Due after one year through five years	326,632	326,710	—	—
Due after five years through ten years	264,251	263,120	9,528	9,631
Due after ten years	27,315	27,732	—	—

Total	$841,805	$839,560	$9,528	$9,631

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended September 30, 2013, no available-for-sale securities were sold. During the nine-month period ended September 30, 2013, $167,000 in available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $111,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month period ended September 30, 2012, no available for sale securities were sold. During the nine-month period ended September 30, 2012 approximately $1.2 million in available for sale securities were sold. The gross realized gains and losses on the sales for the nine-month period ended September 30, 2012 totaled approximately $21,000 and $11,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the nine-month period ended September 30, 2013, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of September 30, 2013, the Company had approximately $115,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 64.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
Available-for-Sale
U.S. government-sponsored Enterprises	$113,029	$(2,870)	$5,039	$(23)	$118,068	$(2,893)
Mortgage-backed securities	166,496	(2,924)	6,895	(84)	173,391	(3,008)
State and political subdivisions	79,811	(3,932)	561	(8)	80,372	(3,940)
Other securities	33,974	(1,090)	—	—	33,974	(1,090)

Total	$393,310	$(10,816)	$12,495	$(115)	$405,805	$(10,931)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$26,002	$(22)	$10,477	$(54)	$36,479	$(76)
Mortgage-backed securities	36,675	(180)	—	—	36,675	(180)
State and political subdivisions	15,797	(96)	—	—	15,797	(96)
Other securities	1,973	(19)	—	—	1,973	(19)

Total	$80,447	$(317)	$10,477	$(54)	$90,924	$(371)

Income earned on securities for the three and nine months ended September 30, 2013 and 2012, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Taxable:
Available-for-sale	$2,644	$2,598	$7,537	$8,518
Held-to-maturity	1	—	1	—
Non-taxable:
Available-for-sale	1,479	1,541	4,427	4,610
Held-to-maturity	28	—	28	—

Total	$4,152	$4,139	$11,993	$13,128

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,026,937	$1,019,039
Construction/land development	314,232	254,800
Agricultural	31,906	32,513
Residential real estate loans
Residential 1-4 family	529,732	549,269
Multifamily residential	117,639	129,742

Total real estate	2,020,446	1,985,363
Consumer	30,478	37,462
Commercial and industrial	268,900	256,908
Agricultural	30,612	19,825
Other	28,402	31,641

Loans receivable not covered by loss share	$2,378,838	$2,331,199

During the three and nine-month periods ended September 30, 2013, the Company sold $1.4 million and $1.9 million, respectively, of the guaranteed portion of SBA loans, which resulted in a gain of approximately $79,000 and $135,000, respectively. During the three and nine-month periods ended September 30, 2012, the Company sold $3.0 million and $5.8 million of the guaranteed portions of SBA loans, which resulted in a gain of approximately $206,000 and $404,000, respectively.

Mortgage loans held for sale of approximately $17.3 million and $22.0 million at September 30, 2013 and December 31, 2012, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2013 and December 31, 2012 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of September 30, 2013 and December 31, 2012 for the Company:

	September 30, 2013	December 31, 2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$134,843	$164,723
Construction/land development	51,492	66,713
Agricultural	1,253	2,282
Residential real estate loans
Residential 1-4 family	102,673	125,625
Multifamily residential	10,525	9,567

Total real estate	300,786	368,910
Consumer	17	39
Commercial and industrial	6,291	14,668
Other	978	1,267

Loans receivable covered by FDIC loss share (1)	$308,072	$384,884

(1)	These loans were not classified as non-performing assets at September 30, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans. Additionally, as of September 30, 2013 and December 31, 2012, $45.8 million and $70.9 million, respectively, were accruing past due loans 90 days or more.

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

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the nine months ended September 30, 2013:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$45,170	$5,462	$50,632
Loans charged off	11,780	5,027	16,807
Recoveries of loans previously charged off	3,502	171	3,673

Net loans recovered (charged off)	(8,278)	(4,856)	(13,134)

Provision for loan losses for non-covered loans	750	—	750
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	500	500
Benefit attributable to FDIC loss share agreements	—	(400)	(400)

Net provision for loan losses for covered loans	—	100	100
Increase in FDIC indemnification asset	—	400	400

Balance, September 30	$37,642	$1,106	$38,748

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and nine-month periods ended September 30, 2013 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of September 30, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $77.4 million and $81.7 million at September 30, 2013 and December 31, 2012, respectively.

	Three Months Ended September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,456	$18,161	$8,415	$2,697	$1,053	$3,716	$40,498
Loans charged off	(392)	(2,980)	(787)	(438)	(504)	—	(5,101)
Recoveries of loans previously charged off	4	1,939	126	16	160	—	2,245

Net loans recovered (charged off)	(388)	(1,041)	(661)	(422)	(344)	—	(2,856)
Provision for loan losses	407	(362)	309	(85)	342	(611)	—

Balance, September 30	$6,475	$16,758	$8,063	$2,190	$(1,051)	$3,105	$37,642

	Nine Months Ended September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(560)	(3,844)	(5,004)	(619)	(1,753)	—	(11,780)
Recoveries of loans previously charged off	19	2,052	852	49	530	—	3,502

Net loans recovered (charged off)	(541)	(1,792)	(4,152)	(570)	(1,223)	—	(8,278)
Provision for loan losses	1,200	(1,424)	(1,598)	(1,110)	986	2,696	750

Balance, September 30	$6,475	$16,758	$8,063	$2,190	$1,051	$3,105	$37,642

	As of September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,869	$9,480	$2,362	$—	$—	$—	$15,711
Loans collectively evaluated for impairment	2,606	7,278	5,701	2,190	1,051	3,105	21,931

Loans evaluated for impairment, balance, September 30	6,475	16,758	8,063	2,190	1,051	3,105	37,642

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, September 30	$6,475	$16,758	$8,063	$2,190	$1,051	$3,105	$37,642

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,175	$77,387	$15,601	$1,569	$123	$—	$122,855
Loans collectively evaluated for impairment	273,600	900,641	562,619	250,900	86,604	—	2,074,364

Loans evaluated for impairment balance, September 30	301,775	978,028	578,220	252,469	86,727	—	2,197,219

Purchased credit impaired loans acquired	12,457	80,815	69,151	16,431	2,765	—	181,619

Balance, September 30	$314,232	$1,058,843	$647,371	$268,900	$89,492	$—	$2,378,838

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the nine-month period ended September 30, 2012 and the year ended December 31, 2012, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2012. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(838)	(1,312)	(2,670)	(758)	(1,476)	—	(7,054)
Recoveries of loans previously charged off	7	1,128	538	107	437	—	2,217

Net loans recovered (charged off)	(831)	(184)	(2,132)	(651)	(1,039)	—	(4,837)
Provision for loan losses	(331)	(298)	2,920	(766)	289	(1,814)	—

Balance, September 30	6,783	19,886	12,984	4,891	2,508	240	47,292
Loans charged off	(248)	(72)	(1,753)	(584)	(1,082)	—	(3,739)
Recoveries of loans previously charged off	2	76	140	17	132	—	367

Net loans recovered (charged off)	(246)	4	(1,613)	(567)	(950)	—	(3,372)
Provision for loan losses	(721)	84	2,442	(454)	(270)	169	1,250

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,070	$14,215	$9,365	$1,421	$338	$—	$29,409
Loans collectively evaluated for impairment	1,746	5,759	4,448	2,449	950	409	15,761

Loans evaluated for impairment balance, December 31	5,816	19,974	13,813	3,870	1,288	409	45,170

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,181	$93,610	$33,994	$3,690	$746	$—	$160,221
Loans collectively evaluated for impairment	210,333	862,128	559,066	227,447	83,932	—	1,942,906

Loans evaluated for impairment balance, December 31	238,514	955,738	593,060	231,137	84,678	—	2,103,127

Purchased credit impaired loans acquired	16,286	95,814	85,951	25,771	4,250	—	228,072

Balance, December 31	$254,800	$1,051,552	$679,011	$256,908	$88,928	$—	$2,331,199

The following is an aging analysis for the non-covered loan portfolio as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,380	$1,694	$8,509	$11,583	$1,015,354	$1,026,937	$3,989
Construction/land development	312	108	3,402	3,822	310,410	314,232	1,866
Agricultural	—	—	98	98	31,808	31,906	—
Residential real estate loans
Residential 1-4 family	2,331	880	13,871	17,082	512,650	529,732	4,473
Multifamily residential	233	—	336	569	117,070	117,639	—

Total real estate	4,256	2,682	26,216	33,154	1,987,292	2,020,446	10,328
Consumer	275	76	124	475	30,003	30,478	37
Commercial and industrial	582	197	2,095	2,874	266,026	268,900	883
Agricultural and other	388	19	—	407	58,607	59,014	—

Total	$5,501	$2,974	$28,435	$36,910	$2,341,928	$2,378,838	$11,248

	December 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,670	$399	$5,096	$14,165	$1,004,874	$1,019,039	$1,437
Construction/land development	374	732	3,976	5,082	249,718	254,800	1,296
Agricultural	—	—	140	140	32,373	32,513	—
Residential real estate loans
Residential 1-4 family	3,724	1,978	12,561	18,263	531,006	549,269	2,589
Multifamily residential	157	4,439	3,215	7,811	121,931	129,742	—

Total real estate	12,925	7,548	24,988	45,461	1,939,902	1,985,363	5,322
Consumer	780	187	688	1,655	35,807	37,462	95
Commercial and industrial	1,310	254	1,597	3,161	253,747	256,908	520
Agricultural and other	262	116	—	378	51,088	51,466	—

Total	$15,277	$8,105	$27,273	$50,655	$2,280,544	$2,331,199	$5,937

Non-accruing loans not covered by loss share at September 30, 2013 and December 31, 2012 were $17.2 million and $21.3 million, respectively.

The following is a summary of the non-covered impaired loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,814	$1,374	$—	$4,320	$45	$4,585	$154
Construction/land development	—	—	—	—	—	132	8
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	1,376	1,194	—	1,521	—	1,268	34
Multifamily residential	1,335	69	—	1,335	—	668	1

Total real estate	5,525	2,637	—	7,176	45	6,653	197
Consumer	—	—	—	—	—	—	—
Commercial and industrial	358	358	—	182	6	166	6
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	5,883	2,995	—	7,358	51	6,819	203
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	56,485	55,768	9,480	52,819	455	55,887	1,656
Construction/land development	21,032	21,032	3,869	23,035	202	22,094	608
Agricultural	98	98	—	103	—	81	—
Residential real estate loans
Residential 1-4 family	8,409	8,421	1,259	9,220	133	12,411	244
Multifamily residential	2,384	2,385	1,103	1,090	54	4,086	84

Total real estate	88,408	87,704	15,711	86,267	844	94,559	2,592
Consumer	122	123	—	263	1	425	3
Commercial and industrial	1,211	1,211	—	1,502	—	1,738	12
Agricultural and other	—	—	—	—	—	—	—

Total loans with a specific valuation allowance	89,741	89,038	15,711	88,032	845	96,722	2,607
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	59,299	57,142	9,480	57,139	500	60,472	1,810
Construction/land development	21,032	21,032	3,869	23,035	202	22,226	616
Agricultural	98	98	—	103	—	81	—
Residential real estate loans
Residential 1-4 family	9,785	9,615	1,259	10,741	133	13,679	278
Multifamily residential	3,719	2,454	1,103	2,425	54	4,754	85

Total real estate	93,933	90,341	15,711	93,443	889	101,212	2,789
Consumer	122	123	—	263	1	425	3
Commercial and industrial	1,569	1,569	—	1,684	6	1,904	18
Agricultural and other	—	—	—	—	—	—	—

Total impaired loans	$95,624	$92,033	$15,711	$95,390	$896	$103,541	$2,810

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of September 30, 2013.

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

Interest recognized on non-covered impaired loans during the three months ended September 30, 2013 and 2012 was approximately $896,000 and $1.5 million, respectively. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2013 and 2012 was approximately $2.8 million and $4.9 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$51,056	$1	$—	$51,057
Construction/land development	19,235	—	—	19,235
Agricultural	98	—	—	98
Residential real estate loans
Residential 1-4 family	14,375	311	—	14,686
Multifamily residential	2,392	—	—	2,392

Total real estate	87,156	312	—	87,468
Consumer	421	—	—	421
Commercial and industrial	2,333	39	—	2,372
Agricultural and other	39	—	—	39

Total	$89,949	$351	$—	$90,300

	December 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,906	$14	$—	$55,920
Construction/land development	17,805	—	—	17,805
Agricultural	140	—	—	140
Residential real estate loans
Residential 1-4 family	19,172	319	—	19,491
Multifamily residential	5,272	—	—	5,272

Total real estate	98,295	333	—	98,628
Consumer	1,495	—	—	1,495
Commercial and industrial	3,226	15	—	3,241
Agricultural and other	39	—	—	39

Total	$103,055	$348	$—	$103,403

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

The following is a presentation of non-covered loans by class and risk rating as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4	$49	$537,591	$328,588	$29,806	$51,057	$947,095
Construction/land development	248	92	76,556	194,542	11,102	19,235	301,775
Agricultural	—	—	11,740	19,095	—	98	30,933
Residential real estate loans
Residential 1-4 family	413	148	309,432	130,122	10,767	14,686	465,568
Multifamily residential	—	—	72,840	36,202	1,217	2,392	112,651

Total real estate	665	289	1,008,159	708,549	52,892	87,468	1,858,022
Consumer	7,366	19	12,548	6,843	669	421	27,866
Commercial and industrial	15,120	473	151,294	81,759	1,452	2,372	252,470
Agricultural and other	229	2,000	26,398	30,195	—	39	58,861

Total risk rated loans	$23,380	$2,781	$1,198,399	$827,346	$55,013	$90,300	$2,197,219

Purchased credit impaired loans acquired							181,619

Total non-covered loans							$2,378,838

	December 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7	$53	$483,816	$350,768	$34,354	$55,920	$924,918
Construction/land development	41	116	65,215	147,908	7,429	17,805	238,514
Agricultural	—	—	10,920	19,761	—	140	30,821
Residential real estate loans
Residential 1-4 family	461	155	305,369	131,698	14,873	19,491	472,047
Multifamily residential	—	—	23,760	86,459	5,521	5,272	121,012

Total real estate	509	324	889,080	736,594	62,177	98,628	1,787,312
Consumer	8,785	105	14,771	7,865	658	1,495	33,679
Commercial and industrial	10,431	1,248	119,599	94,713	1,905	3,241	231,137
Agricultural and other	244	2,517	28,755	19,443	1	39	50,999

Total risk rated loans	$19,969	$4,194	$1,052,205	$858,615	$64,741	$103,403	$2,103,127

Purchased credit impaired loans acquired							228,072

Total non-covered loans							$2,331,199

The following is a presentation of non-covered TDR’s by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	20	$42,257	$18,165	$8,383	$11,299	$37,847
Construction/land development	3	8,324	5,849	1,797	—	7,646
Residential real estate loans
Residential 1-4 family	9	2,511	588	533	775	1,896
Multifamily residential	2	4,213	2,126	—	—	2,126

Total real estate	34	57,305	26,728	10,713	12,074	49,515
Commercial and industrial	2	394	6	—	352	358

Total	36	$57,699	$26,734	$10,713	$12,426	$49,873

	December 31, 2012
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	34	$48,672	$22,710	$11,198	$10,449	$44,357
Construction/land development	3	9,117	6,489	1,688	—	8,177
Residential real estate loans
Residential 1-4 family	11	4,621	3,337	348	623	4,308
Multifamily residential	2	4,213	3,377	—	—	3,377

Total real estate	50	66,623	35,913	13,234	11,072	60,219
Commercial and industrial	5	683	6	272	385	663

Total	55	$67,306	$35,919	$13,506	$11,457	$60,882

The following is a presentation of non-covered TDR’s on non-accrual status as of September 30, 2013 and December 31, 2012 because they are not in compliance with the modified terms:

	September 30, 2013		December 31, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	2	$761
Residential real estate loans
Residential 1-4 family	6	1,363	5	2,665
Multifamily residential	1	69	—	—

Total real estate	7	1,432	7	3,426

Total	7	$1,432	7	$3,426

Allowance for Loan Losses and Credit Quality for Covered Loans

During the second quarter of 2013, impairment testing on the estimated cash flows of the covered loans established that one pool evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three-month period ended June 30, 2013. Since these loans are covered by loss share with the FDIC, the Company was able to increase its indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and nine-month periods ended September 30, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of September 30, 2013.

	Three Months Ended September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$161	$472	$286	$33	$—	$—	$952
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	15	6	133	—	—	—	154

Net loans recovered (charged off)	15	6	133	—	—	—	154
Provision for loan losses before benefit attributable to FDIC loss share agreements	(35)	84	(55)	6	—	—	—
Benefit attributable to FDIC loss share agreements	28	(67)	44	(5)	—	—	—

Net provision for loan losses	(7)	17	(11)	1	—	—	—
Increase in FDIC indemnification asset	(28)	67	(44)	5	—	—	—

Balance, September 30	$141	$562	$364	$39	$—	$—	$1,106

	Nine Months Ended September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(720)	(3,426)	(724)	(157)	—	—	(5,027)
Recoveries of loans previously charged off	15	13	143	—	—	—	171

Net loans recovered (charged off)	(705)	(3,413)	(581)	(157)	—	—	(4,856)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(323)	(30)	717	136	—	—	500
Benefit attributable to FDIC loss share agreements	258	24	(573)	(109)	—	—	(400)

Net provision for loan losses	(65)	(6)	144	27	—	—	100
Increase in FDIC indemnification asset	(258)	(24)	573	109	—	—	400

Balance, September 30	$141	$562	$364	$39	$—	$—	$1,106

	As of September 30, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, September 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	141	562	364	39	—	—	1,106

Balance, September 30	$141	$562	$364	$39	$—	$—	$1,106

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, September 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	51,492	136,096	113,198	6,291	995	—	308,072

Balance, September 30	$51,492	$136,096	$113,198	$6,291	$995	$—	$308,072

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the nine-month period ended September 30, 2012 and the year ended December 31, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2012.

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$—	$—	$—	$—	$—	$—	$—
Loans charged off	—	—	(76)	—	(278)	—	(354)
Recoveries of loans previously charged off	—	—	—	—	—	—	—

Net loans recovered (charged off)	—	—	(76)	—	(278)	—	(354)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,531	5,245	370	78	278	—	7,502
Benefit attributable to FDIC loss share agreements	(1,225)	(4,197)	(296)	(62)	(222)	—	(6,002)

Net provision for loan losses	306	1,048	74	16	56	—	1,500
Increase in FDIC indemnification asset	1,225	4,197	296	62	222	—	6,002

Balance, September 30	1,531	5,245	294	78	—	—	7,148
Loans charged off	(648)	(970)	(56)	(14)	—	—	(1,688)
Recoveries of loans previously charged off	—	—	2	—	—	—	2

Net loans recovered (charged off)	(648)	(970)	(54)	(14)	—	—	(1,686)
Provision for loan losses before benefit attributable to FDIC loss share agreements	286	(270)	(12)	(4)	—	—	—
Benefit attributable to FDIC loss share agreements	(229)	217	10	2	—	—	—

Net provision for loan losses	57	(53)	(2)	(2)	—	—	—
Increase in FDIC indemnification asset	229	(217)	(10)	(2)	—	—	—

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,169	4,005	228	60	—	—	5,462

Balance, December 31	$1,169	$4,005	$228	$60	$—	$—	$5,462

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	66,713	167,005	135,192	14,668	1,306	—	384,884

Balance, December 31	$66,713	$167,005	$135,192	$14,668	$1,306	$—	$384,884

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the nine-month period ended September 30, 2013 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$127,371	$612,956
Reforecasted future interest payments for loan pools	9,159	—
Accretion	(42,450)	42,450
Adjustment to yield	15,566	—
Transfers to foreclosed assets held for sale covered by FDIC loss share	—	(11,103)
Payments received, net	—	(154,612)

Balance at end of period	$109,646	$489,691

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $9.2 million. This updated forecast does not change the expected weighted average yields on the loan pools.

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

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Goodwill
Balance, beginning of period	$85,681	$59,663
Vision and Premier acquisitions	—	26,018

Balance, end of period	$85,681	$85,681

	September 30, 2013	December 31, 2012
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$12,061	$8,620
Vision Bank acquisition	—	3,190
Amortization expense	(2,406)	(2,018)

Balance, September 30	$9,655	9,792

Premier and Heritage acquisitions		3,012
Amortization expense		(743)

Balance, end of year		$12,061

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2013 and December 31, 2012 were:

	September 30, 2013	December 31, 2012
	(In thousands)
Gross carrying basis	$29,663	$29,663
Accumulated amortization	(20,008)	(17,602)

Net carrying amount	$9,655	$12,061

Core deposit and other intangible amortization expense was approximately $802,000 and $694,000 for the three-months ended September 30, 2013 and 2012, respectively. Core deposit and other intangible amortization expense was approximately $2.4 million and $2.0 million for the nine-months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2013 through 2017 is approximately: 2013—$3.2 million; 2014—$3.1 million; 2015—$2.2 million; 2016—$973,000; 2017—$884,000. These projections exclude the previously announced Liberty Bancshares, Inc. (“Liberty”) acquisition.

The carrying amount of the Company’s goodwill was $85.7 million at both September 30, 2013 and December 31, 2012. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2013 and December 31, 2012 other assets were $66.5 million and $75.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $31.2 million and $45.2 million at September 30, 2013 and December 31, 2012, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $27.1 million and $20.2 million at September 30, 2013 and December 31, 2012, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $434.8 million and $549.1 million at September 30, 2013 and December 31, 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $766,000 and $1.7 million for the three months ended September 30, 2013 and 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.8 million and $6.3 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 31, 2012, brokered deposits were $23.8 million and $56.9 million, respectively.

Deposits totaling approximately $436.9 million and $484.4 million at September 30, 2013 and December 31, 2012, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At September 30, 2013 and December 31, 2012, securities sold under agreements to repurchase totaled $71.3 million and $66.3 million, respectively. For the three-month periods ended September 30, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $73.9 million and $64.8 million, respectively. For the nine-month periods ended September 30, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $72.1 million and $68.4 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $270.2 million and $130.4 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $170.0 million and $100.2 million of the outstanding balance were short-term and long-term advances, respectively. All of the outstanding balance at December 31, 2012 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.210% to 4.799% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Additionally, at September 30, 2013, the Company had no amount in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2013. The Company had $90.5 million at December 31, 2012 in letters of credit under a FHLB blanket borrowing line of credit, which were used to collateralize public deposits at December 31, 2012.

12. Subordinated Debentures

Subordinated debentures at September 30, 2013 and December 31, 2012 consisted of guaranteed payments on trust preferred securities with the following components:

	September 30, 2013	December 31, 2012
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter. Retired during the first quarter of 2013.	$—	$20,619
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly. Retired during the first quarter of 2013.	—	5,155
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093

Total	$3,093	$28,867

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

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Current:
Federal	$6,635	$10,619	$17,691	$23,331
State	1,342	2,100	3,563	4,501

Total current	7,977	12,719	21,254	27,832

Deferred:
Federal	2,171	(3,096)	7,994	(1,757)
State	442	(615)	1,587	(349)

Total deferred	2,613	(3,711)	9,581	(2,106)

Provision for income taxes	$10,590	$9,008	$30,835	$25,726

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.01)	(2.40)	(2.06)	(2.53)
Cash value of life insurance	(0.34)	(0.28)	(0.25)	(0.33)
State income taxes, net of federal benefit	4.01	3.84	3.97	3.76
Other	(0.08)	(0.28)	(0.13)	(0.07)

Effective income tax rate	36.58%	35.88%	36.53%	35.83%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$15,225	$19,999
Deferred compensation	1,721	1,331
Stock options	277	231
Real estate owned	6,143	9,211
Loan discounts	35,914	51,946
Tax basis premium/discount on acquisitions	21,482	23,914
Unrealized loss on securities available-for-sale	881	—
Deposits	324	485
Other	5,464	7,239

Gross deferred tax assets	87,431	114,356

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,253	377
Unrealized gain on securities available-for-sale	—	7,747
Core deposit intangibles	751	1,506
Indemnification asset	36,550	54,009
FHLB dividends	896	889
Other	936	2,830

Gross deferred tax liabilities	41,386	67,358

Net deferred tax assets	$46,045	$46,998

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares (split adjusted) of common stock in the Company. At September 30, 2013, the Company has approximately 1,625,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,600,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2013 was $21.4 million and $18.3 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended September 30, 2013 was approximately $760,000. The intrinsic value of the stock options exercised during the nine-month period ended September 30, 2013 was approximately $896,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $621,000 as of September 30, 2013. For the first nine months of 2013, the Company has expensed $108,000 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans (split adjusted) at September 30, 2013 and December 31, 2012 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2013		For the Year Ended December 31, 2012
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	871	$6.66	1,138	$5.68
Granted	150	18.23	90	13.13
Forfeited	—	—	(2)	4.65
Exercised	(46)	5.98	(355)	5.17

Outstanding, end of period	975	8.47	871	6.66

Exercisable, end of period	751	$6.07	766	$5.86

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine-months ended September 30, 2013 was $3.32 per share (split adjusted). The weighted-average fair value of options granted during the year ended December 31, 2012 was $3.59 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended	For the Year Ended
	September 30, 2013	December 31, 2012
Expected dividend yield	1.54%	1.52%
Expected stock price volatility	20.93%	30.56%
Risk-free interest rate	1.19%	1.47%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options (split adjusted) at September 30, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.08 to $3.50	38	1.13	$3.20	38	$3.20
$3.92 to $4.34	55	1.62	4.23	55	4.23
$4.78 to $4.92	94	1.69	4.81	94	4.81
$5.33 to $5.33	199	2.10	5.33	199	5.33
$5.54 to $5.54	202	2.45	5.54	202	5.54
$8.32 to $8.60	84	4.28	8.57	84	8.57
$9.25 to $9.31	10	3.65	9.29	10	9.29
$10.16 to $11.37	55	3.55	10.33	53	10.29
$13.12 to $13.12	88	8.31	13.12	16	13.12
$17.25 to $19.08	150	9.44	18.23	—	—

	975			751

The table below summarized the activity for the Company’s restricted stock issued and outstanding (split adjusted) at September 30, 2013 and December 31, 2012 and changes during the period and year then ended:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Beginning of year	269	97
Issued	35	208
Vested	(32)	(36)
Forfeited	(16)	—

End of period	256	269

Amount of expense for nine months and twelve months ended, respectively	$781	$780

On August 2, 2012, 208,000 shares (split adjusted) of restricted common stock were issued to our named executive officers and certain other employees of the Company. These shares include 86,000 shares (split adjusted) subject to time vesting (“Restricted Shares”) and 122,000 shares (split adjusted) subject to performance based vesting (“Performance Shares”).

The Restricted Shares will “cliff” vest on the third annual anniversary of the grant date. The Performance Shares are set up to “cliff” vest on the third annual anniversary of the date that the performance goal is met. As of September 30, 2013, the performance goal was met when the Company averaged $0.3125 diluted earnings per share (split adjusted) for the past four consecutive quarters or total diluted earnings per share of $1.25 (split adjusted) during the same period. In accordance with the vesting terms of the Performance Shares agreements, the issued shares are due to fully vest on September 30, 2016.

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

On June 4, 2013, 12,966 shares (split adjusted) of restricted common stock were issued to a regional president of our bank subsidiary. Of these issued shares, 9,666 shares (split adjusted) will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares (split adjusted) are subject to the previously discussed performance-based vesting.

The Company did not utilize a portion of its previously approved stock repurchase program during 2013. This program authorized the repurchase of 2,376,000 shares (split adjusted) of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares (split adjusted). The remaining balance available for repurchase is 865,104 shares (split adjusted) at September 30, 2013.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Salaries and employee benefits	$12,981	$11,652	$38,890	$34,941
Occupancy and equipment	4,010	3,805	11,498	10,788
Data processing expense	1,114	1,137	3,855	3,599
Other operating expenses:
Advertising	363	534	1,176	1,898
Merger and acquisition expenses	1,034	296	1,063	1,988
Amortization of intangibles	802	694	2,406	2,018
Electronic banking expense	926	809	2,749	2,330
Directors’ fees	188	206	588	611
Due from bank service charges	136	137	437	412
FDIC and state assessment	684	588	1,991	1,742
Insurance	572	448	1,693	1,273
Legal and accounting	227	231	943	840
Other professional fees	404	411	1,367	1,263
Operating supplies	309	280	984	835
Postage	212	219	650	680
Telephone	291	270	885	792
Other expense	2,462	2,264	7,258	6,781

Total other operating expenses	8,610	7,387	24,190	23,463

Total non-interest expense	$26,715	$23,981	$78,433	$72,791

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

Although the Company has a diversified loan portfolio, at September 30, 2013 and December 31, 2012, non-covered commercial real estate loans represented 57.7% and 56.0% of non-covered loans and 251.9% and 253.4% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 27.2% and 29.1% of non-covered loans and 118.8% and 131.7% of total stockholders’ equity at September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013 and December 31, 2012, commitments to extend credit of $422.1 million and $407.1 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2013 and December 31, 2012, is $17.3 million and $16.4 million, respectively.

The Company and/or its subsidiary bank have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position and results of operations of the Company.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2013, the Company requested approximately $41.2 million in dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings December 2012 through August 2013 from its banking subsidiary.

During October 2013, the Company requested a previously regulatory approved $50.0 million special dividend from the Bank in order to pay off the Small Business Lending Fund (“SBLF”) preferred stock acquired from Liberty Bancshares, Inc. during October 2013. Should the Company need to request additional dividends from the Bank during the remainder of 2013; regulatory approval will be required to do so.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) and undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2013, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.5%, 14.2%, and 15.4%, respectively, as of September 30, 2013.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the nine-month periods ended:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Interest paid	$10,337	$18,371
Income taxes paid	16,875	23,070
Assets acquired by foreclosure	12,522	20,082

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2013 and December 31, 2012, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2013 and 2012.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $76.3 million and $97.8 million as of September 30, 2013 and December 31, 2012, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $147,000 and $101,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2013 and 2012, respectively. The Company reversed approximately $453,000 and $222,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2013 and 2012, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2013 and December 31, 2012, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $14.2 million and $20.4 million, respectively.

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

Investment securities – held-to-maturity — These securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

FHLB borrowed funds — For short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on the current rates available to the Company for debt with similar terms and remaining maturities.

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

	September 30, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,341	$112,341	1
Federal funds sold	10,700	10,700	1
Investment securities – held-to-maturity	9,528	9,631	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,264,874	2,240,775	3
Loans receivable covered by FDIC loss share	306,966	306,966	3
FDIC indemnification asset	101,192	101,192	3
Accrued interest receivable	14,275	14,275	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$757,328	$757,328	1
Savings and interest-bearing transaction accounts	1,683,010	1,683,010	1
Time deposits	808,480	807,119	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	71,307	71,307	1
FHLB borrowed funds	270,232	275,602	2
Accrued interest payable	775	775	1
Subordinated debentures	3,093	3,100	3

	December 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$231,855	$231,855	1
Federal funds sold	17,148	17,148	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,253	2,202,859	3
Loans receivable covered by FDIC loss share	379,422	379,422	3
FDIC indemnification asset	139,646	139,646	3
Accrued interest receivable	16,305	16,305	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$666,414	$666,414	1
Savings and interest-bearing transaction accounts	1,784,047	1,784,047	1
Time deposits	1,032,991	1,037,235	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,278	66,278	1
FHLB borrowed funds	130,388	139,654	2
Accrued interest payable	1,243	1,243	1
Subordinated debentures	28,867	28,911	3

22. Recent Accounting Pronouncements

In October 2012, the FASB issued an update, ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”, to address the diversity in treatment with respect to indemnification assets recognized in connection with a government-assisted acquisition of a financial institution and the related asset subject to indemnification. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, a change in the cash flows expected to be collected on the indemnified asset will result in a change in the value of such asset and should also result in a change in the respective indemnification asset. The update clarifies that the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, which is the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The new authoritative guidance became effective for reporting periods after January 1, 2013. ASU 2012-06 did not impact or change the impairment tests or results for the first nine months of 2013; the Company was already following the guidance provided for in this new standard.

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

23. Subsequent Events

Business Combination – Subsequent to September 30, 2013, on the morning of October 24, 2013, Home BancShares, Inc. (“Home”), parent company of Centennial Bank (“Centennial”), completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”), pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub”) of Home merged with and into Liberty, resulting in Liberty becoming a wholly-owned subsidiary of Home. Immediately thereafter, Liberty Bank was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated June 25, 2013 by and among Home, Centennial, Liberty, Liberty Bank and Acquisition Sub (the “Merger Agreement”), Home will issue 8,763,930 shares of its common stock valued at approximately $290.1 million as of October 23, 2013, plus $30.0 million in cash in exchange for all outstanding shares of Liberty common stock. As expected, Home also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing.

The combined company now has approximately $7.0 billion in total assets, $5.4 billion in deposits, $4.4 billion in loans, 153 branches, 186 ATMs, and 1,500 employees across Arkansas, Florida and Southern Alabama. The merger will significantly increase the Company’s deposit market share in Arkansas making it the 2nd largest bank holding company headquartered in Arkansas.

The transaction is accretive to the Company’s book value per common share and tangible book value per common share. On a pro forma basis as of September 30, 2013, the projected book value and tangible book value per common share are $12.84 and $8.04, respectively. Additionally the Leverage ratio, Tier 1 risk-based capital, Total risk-based capital and Tangible common equity ratio are projected to be 8.3%, 10.5%, 11.2% and 7.9%, respectively as of September 30, 2013 on a pro forma basis.

The following unaudited pro forma combined consolidated financial information is the preliminary determination of fair values of LBI’s assets acquired and liabilities assumed as of the acquisition date. This information is subject to adjustment and may vary from the actual fair values assigned that will be recorded upon completion of the final fair value analysis. Currently, HBI is working to finalize its determination of the fair values of the acquired assets and assumed liabilities which could significantly change both the amount and the composition of these estimated purchase accounting adjustments.

	Liberty Bank
	Acquired from Liberty	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$26,101	$(30,000)	$(3,899)
Interest-bearing deposits with other banks	4,270	(52,500)	(48,230)
Federal funds sold	4,600	—	4,600
Investment securities	731,249	(9,598)	721,651
Loans not covered by loss share	1,835,644	(96,060)	1,739,584
Allowance for loan losses	(21,964)	21,964	—

Total loans receivable	1,813,680	(74,096)	1,739,584
Bank premises and equipment, net	82,879	—	82,879
Foreclosed assets held for sale not covered by loss share	34,795	(9,596)	25,199
Cash value of life insurance	3,669	—	3,669
Accrued interest receivable	10,455	—	10,455
Deferred tax asset	15,687	40,119	55,806
Goodwill	88,499	116,843	205,342
Core deposit intangibles	1,488	11,521	13,009
Other assets	5,487	—	5,487

Total assets acquired	$2,822,859	$(7,307)	$2,815,552

Liabilities
Deposits
Demand and non-interest-bearing	$233,943	$—	$233,943
Savings and interest-bearing transaction accounts	1,017,805	—	1,017,805
Time deposits	881,666	(1,383)	880,283

Total deposits	2,133,414	(1,383)	2,132,031
Securities sold under agreements to repurchase	83,376	—	83,376
FHLB borrowed funds	226,203	4,392	230,595
Accrued interest payable and other liabilities	4,231	17,500	21,731
Subordinated debentures	57,733	—	57,733

Total liabilities assumed	2,504,957	20,509	2,525,466

Equity
Preferred stock	52,500	(52,500)	—
Common stock	12	76	88
Capital surplus	167,089	122,909	289,998
Retained earnings	110,995	(110,995)	—
Accumulated other comprehensive income	(4,340)	4,340	—
Less: Treasury stock	(8,354)	8,354	—

Total equity assumed	317,902	(27,816)	290,086

Total liabilities and equity assumed	$2,822,859	$(7,307)	$2,815,552

Certain fair value measurements have not been completed, and the purchase price allocation remains preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed. We will continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The unaudited pro forma combined consolidated financial information presents how the combined financial information of HBI and LBI might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the three and nine-month periods ended September 30, 2013 and 2012, assuming the acquisition was completed as of January 1, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Total interest income	$75,215	$71,741	$223,620	$216,649
Total non-interest income	16,352	17,483	49,676	49,652
Net income available to all shareholders	23,984	22,521	70,472	62,733
Basic earnings per common share	$0.37	$0.35	$1.08	$0.96
Diluted earnings per common share	0.37	0.34	1.08	0.96

The unaudited pro forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2013, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2013

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of September 30, 2013, we had, on a consolidated basis, total assets of $4.16 billion, loans receivable, net of $2.65 billion, total deposits of $3.25 billion, and stockholders’ equity of $545.1 million.

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

Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data(2))
Total assets	$4,161,306	$3,887,909	$4,161,306	$3,887,909
Loans receivable not covered by loss share	2,378,838	2,076,248	2,378,838	2,076,248
Loans receivable covered by FDIC loss share	308,072	407,416	308,072	407,416
Allowance for loan losses	38,748	54,440	38,748	54,440
FDIC claims receivable	31,168	24,580	31,168	24,580
Total deposits	3,248,818	3,132,469	3,248,818	3,132,469
Total stockholders’ equity	545,142	509,978	545,142	509,978
Net income	18,363	16,095	53,570	46,083
Basic earnings per common share	0.33	0.29	0.96	0.82
Diluted earnings per common share	0.33	0.28	0.95	0.81
Diluted earnings per common share excluding intangible amortization (1)	0.33	0.29	0.97	0.83
Annualized net interest margin – FTE	5.41%	4.65%	5.25%	4.65%
Efficiency ratio	45.67	46.24	45.56	47.35
Annualized return on average assets	1.80	1.61	1.73	1.56
Annualized return on average common equity	13.63	12.78	13.53	12.60

(1)	See Table 17 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.
(2)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

Overview

Results of Operations for Three Months Ended September 30, 2013 and 2012

Our net income increased $2.3 million or 14.1% to $18.4 million for the three-month period ended September 30, 2013, from $16.1 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.33 and $0.28 (split adjusted) for the three-month periods ended September 30, 2013 and 2012, respectively. The $2.3 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier. Furthermore, there was $1.2 million of additional gains from the sale of SBA loans, premises & equipment and OREO plus supplemental other income of $271,000 from the recovery of a prior year loss. There was also a reduction in the provision for loan losses of $167,000 in third quarter of 2013 when compared to the third quarter of 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions and approximately $738,000 of additional merger expenses.

During the third quarter of 2013, one pool of our covered loans sharing common risk characteristics paid off in its entirety. As a result of this payoff we collected $1.9 million of unexpected cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as an extra adjustment to yield on loans for the third quarter of 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings for the third quarter of 2013, and increased our FDIC true-up liability by $170,000 of which the entire amount was recognized as expense for the third quarter of 2013. The combined effect of this payoff on pre-tax net income was $210,000 for the third quarter of 2013.

During the first quarter of 2013 impairment testing on the estimated cash flows of covered loans, five loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $1.9 million of this amount being recognized during the third quarter of 2013. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true up liability. This positive event will reduce the indemnification asset by approximately $12.5 million of which $1.8 million was recognized for the third quarter of 2013, and increase our FDIC true-up liability by $1.6 million of which $57,000 was recognized for the third quarter of 2013. The $12.5 million will be amortized over the weighted average life of the shared-loss agreements. This amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.6 million will be expensed over the remaining true-up measurement date as other non-interest expense.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.41% for the three months ended September 30, 2013, compared to 4.65% for the same period in 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. Our acquisitions have helped improve the yield on the loan portfolio. For the three months ended September 30, 2013, the effective yield on non-covered loans and covered loans was 5.88% and 12.76%, respectively. Excluding the $3.8 million of additional yield noted above for the third quarter, the pro forma effective yield on covered loans was 7.98%.

Our annualized return on average assets was 1.80% for the three months ended September 30, 2013, compared to 1.61% for the same period in 2012. Our annualized return on average common equity was 13.63% for the three months ended September 30, 2013, compared to 12.78% for the same period in 2012, respectively. The improvements in our ratios from 2012 to 2013 are consistent with the previously discussed changes in earnings for the three months ended September 30, 2013, compared to the same period in 2012.

Our efficiency ratio was 45.67% for the three months ended September 30, 2013, compared to 46.24% for the same period in 2012. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier combined with additional gains and recoveries offset by a modest increase in costs associated with the asset growth from our acquisitions and additional merger expenses.

Results of Operations for Nine Months Ended September 30, 2013 and 2012

Our net income increased $7.5 million or 16.2% to $53.6 million for the nine-month period ended September 30, 2013, from $46.1 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.95 and $0.81 (split adjusted) for the nine-month periods ended September 30, 2013 and 2012, respectively. The $7.5 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $925,000. Furthermore, there was $1.7 million of additional gains from the sale of SBA loans, premises & equipment, OREO and securities plus supplementary other income of $271,000 from the recovery of a prior year loss. There was also a reduction in the provision for loan losses of $650,000 in the first nine months of 2013 when compared to the first nine months 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

During the third quarter of 2013, one pool of our covered loans sharing common risk characteristics paid off in its entirety. As a result of this payoff we collected $1.9 million of unexpected cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as an extra adjustment to yield on loans for the third quarter of 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings for the third quarter of 2013, and increased our FDIC true-up liability by $170,000 of which the entire amount was recognized as expense for the third quarter of 2013. The combined effect of this payoff on pre-tax net income was $210,000 for the third quarter of 2013.

As discussed in the preceding section, impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 were determined to have a materially projected credit improvement. As a result of this impairment testing, the Company recognized $6.1 million as an adjustment to yield over the weighted average life of the loans during the first nine months of 2013. Conversely, the indemnification asset was amortized by approximately $5.9 million and the FDIC true-up expense was increased by approximately $171,000 during the first nine months of 2013, respectively.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.25% for the nine months ended September 30, 2013, compared to 4.65% for the same period in 2012. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. Our acquisitions have helped improve the yield on the loan portfolio. For the nine months ended September 30, 2013, the effective yield on non-covered loans and covered loans was 6.01% and 11.23%, respectively. Excluding the $8.0 million of additional yield noted above for 2013, the pro forma effective yield on covered loans was 8.13%.

Our annualized return on average assets was 1.73% for the nine months ended September 30, 2013, compared to 1.56% for the same period in 2012. Our annualized return on average common equity was 13.53% for the nine months ended September 30, 2013, compared to 12.60% for the same period in 2012, respectively. The improvements in our ratios from 2012 to 2013 are consistent with the previously discussed changes in earnings for the nine months ended September 30, 2013, compared to the same period in 2012.

Our efficiency ratio was 45.56% for the nine months ended September 30, 2013, compared to 47.35% for the same period in 2012. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier combined with additional gains, recoveries and lower merger expenses offset by a modest increase in costs associated with the asset growth from our acquisitions.

Financial Condition as of and for the Period Ended September 30, 2013 and December 31, 2012

Our total assets as of September 30, 2013 decreased $80.8 million to $4.16 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share increased by $47.6 million to $2.38 billion as of September 30, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $76.8 million to $308.1 million as of September 30, 2013, from $384.9 million as of December 31, 2012. The decrease in covered loans is primarily associated with pay-downs and payoffs in our covered loan portfolio. Stockholders’ equity increased $29.7 million to $545.1 million as of September 30, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first nine months of 2013 was 7.7%. The increase in stockholders’ equity is primarily associated with the $40.2 million of comprehensive income less the $12.1 million of dividends paid for 2013.

As of September 30, 2013, our non-performing non-covered loans increased to $28.4 million, or 1.2%, of total non-covered loans from $27.3 million, or 1.17%, of total non-covered loans as of December 31, 2012. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 132.38% as of September 30, 2013, compared to 165.62% as of December 31, 2012. Non-performing non-covered loans in Arkansas were $7.1 million at September 30, 2013 compared to $12.1 million as of December 31, 2012. Non-performing non-covered loans in Florida were $21.3 million at September 30, 2013 compared to $15.2 million as of December 31, 2012. Non-performing non-covered loans in Alabama were $8,000 at September 30, 2013. As of December 31, 2012, no loans in Alabama were non-performing.

As of September 30, 2013, our non-performing non-covered assets improved to $42.8 million, or 1.15%, of total non-covered assets from $47.8 million, or 1.30%, of total non-covered assets as of December 31, 2012. Non-performing non-covered assets in Arkansas were $17.2 million at September 30, 2013 compared to $24.6 million as of December 31, 2012. Non-performing non-covered assets in Florida were $25.5 million at September 30, 2013 compared to $23.2 million as of December 31, 2012. Non-performing non-covered assets in Alabama were $8,000 at September 30, 2013. As of December 31, 2012, no assets in Alabama were non-performing.

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

Investments – Available-for-sale. Securities that are held as available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.

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

FDIC Indemnification Asset

In conjunction with FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Balance Sheets. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets. As the loss share agreements approach the various expiration dates there could be unexpected volatility as future expected loan losses might become projected to occur outside of the loss share coverage reimbursement window.

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Changes in FDIC Indemnification Asset

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(Dollars in thousands)
Beginning balance	$116,071	$162,439	$139,646	$193,856
Incurred claims for FDIC covered credit losses	(11,702)	(9,724)	(31,402)	(47,592)
FDIC indemnification accretion/(amortization)	(3,177)	373	(7,452)	1,492
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	—	670	400	6,002

Ending balance	$101,192	$153,758	$101,192	$153,758

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

The amount of FDIC-assisted acquisitions true-up accrued at September 30, 2013 and December 31, 2012 was $7.8 million and $7.1 million, respectively.

Future Acquisitions

Liberty Bancshares, Inc. On October 24, 2013, Home BancShares, Inc. (“Home”), parent company of Centennial Bank (“Centennial”), completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”), pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub”) of Home merged with and into Liberty, resulting in Liberty becoming a wholly-owned subsidiary of Home. Immediately thereafter, Liberty Bank was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated June 25, 2013 by and among Home, Centennial, Liberty, Liberty Bank and Acquisition Sub (the “Merger Agreement”), Home will issue 8,763,930 shares of its common stock valued at approximately $290.1 million as of October 23, 2013, plus $30.0 million in cash in exchange for all outstanding shares of Liberty common stock. As expected, Home also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing.

As of October 23, 2013, Liberty conducted banking business from 46 locations across Northeast, Northwest and Western Arkansas. Liberty held $2.82 billion in assets, $731.2 million in investment securities, $4.6 million of federal funds sold, $1.84 billion in loans, $82.9 million of bank premises and equipment, $34.8 million of foreclosed assets, $3.7 million in cash value of life insurance, $2.13 billion of deposits, $226.2 million of FHLB borrowed funds and $57.7 million of subordinated debentures.

The combined company now has approximately $7.0 billion in total assets, $5.4 billion in deposits, $4.4 billion in net loans, 153 branches, 186 ATMs, and 1,500 employees across Arkansas, Florida and Southern Alabama. The merger will significantly increase the Company’s deposit market share in Arkansas making it the 2nd largest bank holding company headquartered in Arkansas.

The transaction is accretive to the Company’s book value per common share and tangible book value per common share. On a pro forma basis as of September 30, 2013, the projected book value and tangible book value per common share are $12.84 and $8.04, respectively. Additionally the Leverage ratio, Tier 1 risk-based capital, Total risk-based capital and Tangible common equity ratio are projected to be 8.3%, 10.5%, 11.2% and 7.9%, respectively as of September 30, 2013 on a pro forma basis.

Due to the size of the Liberty acquisition, we anticipate there will be substantial merger related expenses recorded in the fourth quarter of 2013. These expenses will significantly impact our profitability for the fourth quarter of 2013.

See Note 23 “Subsequent Events” in the Condensed Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Liberty Bank.

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

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the third quarter, the Company opened two de novo branch locations; one on Highway 30A in Seagrove, Florida and the other in Pensacola, Florida. The Company currently has no plans for additional de novo branch locations. As a result of our acquisition of Premier Bank in the fourth quarter of 2012, three branches closed in the Tallahassee, FL area during the second quarter of 2013. During the fourth quarter of 2013, the Company has plans to close one branch in Panama City, Florida. The Company has 92 branches in Arkansas, 54 branches in Florida and 7 branches in Alabama as of October 24, 2013.

Results of Operations

For Three Months Ended September 30, 2013 and 2012

Our net income increased $2.3 million or 14.1% to $18.4 million for the three-month period ended September 30, 2013, from $16.1 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.33 and $0.28 (split adjusted) for the three-month periods ended September 30, 2013 and 2012, respectively. The $2.3 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Heritage and Premier. Furthermore, there was $1.2 million of additional gains from the sale of SBA loans, premises & equipment and OREO plus supplemental other income of $271,000 from the recovery of a prior year loss. There was also a reduction in the provision for loan losses of $167,000 in third quarter of 2013 when compared to the third quarter of 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions and approximately $738,000 of additional merger expenses.

For Nine Months Ended September 30, 2013 and 2012

Our net income increased $7.5 million or 16.2% to $53.6 million for the nine-month period ended September 30, 2013, from $46.1 million for the same period in 2012. On a diluted earnings per common share basis, our earnings were $0.95 and $0.81 (split adjusted) for the nine-month periods ended September 30, 2013 and 2012, respectively. The $7.5 million increase in net income is primarily associated with the additional net interest income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier and a reduction in merger expenses by $925,000. Furthermore, there was $1.7 million of additional gains from the sale of SBA loans, premises & equipment, OREO and securities plus supplementary other income of $271,000 from the recovery of a prior year loss. There was also a reduction in the provision for loan losses of $650,000 in the first nine months of 2013 when compared to the first nine months 2012. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our acquisitions.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and nine-month periods ended September 30, 2013 and 2012).

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

During the first quarter of 2013 impairment testing on the estimated cash flows of covered loans, five loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $15.6 million as an adjustment to yield over the weighted average life of the loans with $1.9 million and $6.1 million of this amount being recognized during the three-month and nine-month periods ended September 30, 2013, respectively.

Additionally, during the third quarter of 2013, one pool of our covered loans sharing common risk characteristics paid off in its entirety. As a result of this payoff we collected $1.9 million of unexpected cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as an extra adjustment to yield on loans during the three-month and nine-month periods ended September 30, 2013.

Net interest income on a fully taxable equivalent basis increased $7.7 million, or 19.3%, to $47.4 million for the three-month period ended September 30, 2013, from $39.7 million for the same period in 2012. This increase in net interest income was the result of a $5.6 million increase in interest income combined with a $2.1 million decrease in interest expense. The $5.6 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $2.1 million decrease in interest expense for the three-month period ended September 30, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in the volume of our average time deposits and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.5 million decrease in interest expense. The lower level of our average time deposits and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of approximately $620,000.

Net interest income on a fully taxable equivalent basis increased $21.1 million, or 17.9%, to $138.7 million for the nine-month period ended September 30, 2013, from $117.7 million for the same period in 2012. This increase in net interest income was the result of a $13.6 million increase in interest income combined with a $7.4 million decrease in interest expense. The $13.6 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $7.4 million decrease in interest expense for the nine-month period ended September 30, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in the volume of our average time deposits, FHLB borrowed funds and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $5.1 million decrease in interest expense. The lower level of our average time deposits, FHLB borrowed funds and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in a reduction in interest expense of approximately $2.3 million.

Net interest margin, on a fully taxable equivalent basis, was 5.41% and 5.25% for the three and nine months ended September 30, 2013 compared to 4.65% and 4.65% for the same periods in 2012, respectively. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment allowed the Company to expand net interest margin. The effective yield on non-covered loans for the three months ended September 30, 2013 and 2012 was 5.88% and 6.05%, respectively. The effective yield on non-covered loans for the nine months ended September 30, 2013 and 2012 was 6.01% and 6.16%, respectively. The effective yield on covered loans for the three months ended September 30, 2013 and 2012 was 12.76% and 7.84%, respectively. The effective yield on covered loans for the nine months ended September 30, 2013 and 2012 was 11.23% and 7.84%, respectively. Excluding the $3.8 million and $8.0 million of additional yield for third quarter and first nine months of 2013, respectively, the pro forma effective yield on covered loans was 7.98% and 8.13%, respectively.

When adjusted for the previously discussed $3.8 million of additional yield for third quarter, net interest margin, on a fully taxable equivalent basis, was 4.97% for the quarter just ended compared to 4.65% in the third quarter of 2012. When adjusted for the previously discussed $8.0 million of additional yield for first nine months of 2013, net interest margin, on a fully taxable equivalent basis, was 4.94% for the nine months just ended compared to 4.65% for the first nine months of 2012.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2013 and 2012, as well as changes in fully taxable equivalent net interest margin for the three and nine-months period ended September 30, 2013, compared to the same periods in 2012.

Table 1: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest income	$49,176	$43,542	$145,409	$131,619
Fully taxable equivalent adjustment	1,073	1,112	3,199	3,353

Interest income – fully taxable equivalent	50,249	44,654	148,608	134,972
Interest expense	2,826	4,917	9,869	17,301

Net interest income – fully taxable equivalent	$47,423	$39,737	$138,739	$117,671

Yield on earning assets – fully taxable equivalent	5.73%	5.23%	5.62%	5.33%
Cost of interest-bearing liabilities	0.41	0.68	0.46	0.80
Net interest spread – fully taxable equivalent	5.32	4.55	5.16	4.53
Net interest margin – fully taxable equivalent	5.41	4.65	5.25	4.65

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013 vs. 2012	2013 vs. 2012
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$3,601	$11,479
Increase (decrease) in interest income due to change in earning asset yields	1,994	2,157
(Increase) decrease in interest expense due to change in interest-bearing liabilities	620	2,342
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,471	5,090

Increase (decrease) in net interest income	$7,686	$21,068

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2013 and 2012, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$40,756	$19	0.18%	$192,192	$115	0.24%
Federal funds sold	4,411	2	0.18	3,749	3	0.32
Investment securities – taxable	579,867	2,645	1.81	573,083	2,598	1.80
Investment securities – non-taxable	183,341	2,462	5.33	160,252	2,512	6.24
Loans receivable	2,668,421	45,121	6.71	2,468,151	39,426	6.35

Total interest-earning assets	3,476,796	50,249	5.73	3,397,427	44,654	5.23

Non-earning assets	569,829			578,519

Total assets	$4,046,625			$3,975,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,691,077	$637	0.15%	$1,523,346	$774	0.20%
Time deposits	832,149	1,173	0.56	1,095,268	2,514	0.91

Total interest-bearing deposits	2,523,226	1,810	0.28	2,618,614	3,288	0.50
Federal funds purchased	1,511	3	0.79	15	—	0.00
Securities sold under agreement to repurchase	73,924	87	0.47	64,779	107	0.66
FHLB borrowed funds	144,467	910	2.50	131,599	1,040	3.14
Subordinated debentures	3,093	16	2.05	41,978	482	4.57

Total interest-bearing liabilities	2,746,221	2,826	0.41	2,856,985	4,917	0.68

Non-interest bearing liabilities
Non-interest bearing deposits	738,526			597,287
Other liabilities	27,315			20,695

Total liabilities	3,512,062			3,474,967
Stockholders’ equity	534,563			500,979

Total liabilities and stockholders’ equity	$4,046,625			$3,975,946

Net interest spread			5.32%			4.55%
Net interest income and margin		$47,423	5.41%		$39,737	4.65%

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$108,646	$203	0.25%	$188,874	$327	0.23%
Federal funds sold	10,060	15	0.20	4,527	8	0.24
Investment securities – taxable	571,375	7,538	1.76	580,492	8,518	1.96
Investment securities – non-taxable	173,796	7,275	5.60	155,636	7,505	6.44
Loans receivable	2,672,088	133,577	6.68	2,451,553	118,614	6.46

Total interest-earning assets	3,535,965	148,608	5.62	3,381,082	134,972	5.33

Non-earning assets	592,438			577,227

Total assets	$4,128,403			$3,958,309

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,747,040	$2,191	0.17%	$1,457,121	$2,788	0.26%
Time deposits	906,015	4,233	0.62	1,188,074	9,324	1.05

Total interest-bearing deposits	2,653,055	6,424	0.32	2,645,195	12,112	0.61
Federal funds purchased	510	3	0.79	232	—	0.00
Securities sold under agreement to repurchase	72,078	253	0.47	68,425	328	0.64
FHLB borrowed funds	135,093	2,926	2.90	138,288	3,334	3.22
Subordinated debentures	11,023	263	3.19	43,541	1,527	4.68

Total interest-bearing liabilities	2,871,759	9,869	0.46	2,895,681	17,301	0.80

Non-interest bearing liabilities
Non-interest bearing deposits	704,123			551,628
Other liabilities	22,967			22,563

Total liabilities	3,598,849			3,469,872
Stockholders’ equity	529,554			488,437

Total liabilities and stockholders’ equity	$4,128,403			$3,958,309

Net interest spread			5.16%			4.53%
Net interest income and margin		$138,739	5.25%		$117,671	4.65%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 over 2012			2013 over 2012
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(75)	$(21)	$(96)	$(148)	$24	$(124)
Federal funds sold	1	(2)	(1)	8	(1)	7
Investment securities – taxable	31	16	47	(132)	(848)	(980)
Investment securities – non-taxable	336	(386)	(50)	822	(1,052)	(230)
Loans receivable	3,308	2,387	5,695	10,929	4,034	14,963

Total interest income	3,601	1,994	5,595	11,479	2,157	13,636

Interest expense:
Interest-bearing transaction and savings deposits	78	(215)	(137)	485	(1,082)	(597)
Time deposits	(515)	(826)	(1,341)	(1,883)	(3,208)	(5,091)
Federal funds purchased	—	3	3	—	3	3
Securities sold under agreement to repurchase	14	(34)	(20)	17	(92)	(75)
FHLB borrowed funds	95	(225)	(130)	(76)	(332)	(408)
Subordinated debentures	(292)	(174)	(466)	(885)	(379)	(1,264)

Total interest expense	(620)	(1,471)	(2,091)	(2,342)	(5,090)	(7,432)

Increase (decrease) in net interest income	$4,221	$3,465	$7,686	$13,821	$7,247	$21,068

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

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio. There was zero provision for covered loans for the three months ended September 30, 2013. There was $100,000 provision for covered loans for the nine months ended September 30, 2013. There was $167,000 and $1.5 million provision for covered loans for the three and nine months ended September 30, 2012, respectively.

The provision for loan losses for covered loans for the three months ended September 30, 2013 was zero. The $100,000 of provision for loan losses for the nine months ended September 30, 2013 is a result of impairment testing on the estimated cash flows of the covered loans during the second quarter of 2013 which established that one pool evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans at June 30, 2013. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

The $167,000 and $1.5 million of provision for loan losses for the three and nine months ended September 30, 2012 is a result of impairment testing on the estimated cash flows of the covered loans during the second and third quarters of 2012 which established that two pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at September 30, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

Our provision for loan losses for non-covered loans was zero for the three months ended September 30, 2013 and 2012. Our provision for loan losses for non-covered loans increased $750,000 for the nine months ended September 30, 2013, respectively, from zero for the nine months ended September 30, 2012. The net loans charged off for non-covered loans for the three and nine months ended September 30, 2013 were $2.9 million and $8.3 million compared to $2.6 million and $4.8 million for the same periods in 2012, respectively. Of the $2.9 million and $8.3 million net charged off for the non-covered impaired loans for the three and nine months ended September 30, 2013, approximately $15,000 and $1.2 million are from our Florida market, respectively. The remaining $2.8 million and $7.0 million predominately relates to net charge-offs on loans in our Arkansas market for the three and nine months ended September 30, 2013, respectively. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas, Florida and Alabama charge-offs.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $9.3 million and $28.1 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $10.6 million and $31.8 million for the same periods in 2012, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 5 measures the various components of our non-interest income for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively, as well as changes for the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012.

Table 5: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2013 Change		September 30,		2013 Change
	2013	2012	from 2012		2013	2012	from 2012
	(Dollars in thousands)
Service charges on deposit accounts	$4,072	$3,834	$238	6.2%	$11,869	$11,007	$862	7.8%
Other service charges and fees	3,671	3,119	552	17.7	10,587	9,366	1,221	13.0
Mortgage lending income	1,527	1,550	(23)	(1.5)	4,518	3,731	787	21.1
Insurance commissions	519	512	7	1.4	1,642	1,501	141	9.4
Income from title services	156	112	44	39.3	401	329	72	21.9
Increase in cash value of life insurance	203	200	3	1.5	601	671	(70)	(10.4)
Dividends from FHLB, FRB, Bankers’ bank & other	179	182	(3)	(1.6)	755	532	223	41.9
Gain on sale of SBA loans	79	206	(127)	(61.7)	135	404	(269)	(66.6)
Gain (loss) on sale of premises and equipment, net	303	(5)	308	(6,160.0)	712	354	358	101.1
Gain (loss) on OREO, net	777	(222)	999	(450.0)	1,304	(170)	1,474	(867.1)
Gain (loss) on securities, net	—	—	—	0.0	111	10	101	1,010.0
FDIC indemnification accretion/(amortization), net	(3,177)	373	(3,550)	(951.7)	(7,452)	1,492	(8,944)	(599.5)
Other income	1,009	765	244	31.9	2,965	2,555	410	16.0

Total non-interest income	$9,318	$10,626	$(1,308)	(12.3)%	$28,148	$31,782	$(3,634)	(11.4)%

Non-interest income decreased $1.3 million, or 12.3%, to $9.3 million for the three-month period ended September 30, 2013 from $10.6 million for the same period in 2012. Non-interest income decreased $3.6 million, or 11.4%, to $28.1 million for the nine-month period ended September 30, 2013 from $31.8 million for the same period in 2012.

The primary factors that resulted in the three month decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, changes in OREO gains and gains on premises and equipment.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts and other service charges and fees are primarily from our 2012 acquisitions.

•	The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 combined with a payoff during the third quarter of 2013 of one covered loan pool. As a result of the impairment testing, those loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $12.5 million of which $1.9 million was recognized for the three-month period ended September 30, 2013. The $12.5 million is being amortized over the weighted average life of the shared-loss agreement. As a result of the covered pool payoff, an additional $1.9 million of unexpected cash flows were recognized as an extra adjustment to yield on loans for the third quarter of 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings for the third quarter of 2013.

The primary factors that resulted in the nine month decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, mortgage lending income, dividends from FHLB, FRB, Bankers’ bank & other, changes in OREO gains, gains on premises and equipment and gain on securities.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts and other service charges and fees are primarily from our 2012 acquisitions.

•	The increase in mortgage lending income is primarily related to increased mortgage lending activities resulting from the historically low rate environment during 2013 plus additional volume from the 2012 acquisitions.

•	The increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily from a non-recurring dividend of approximately $231,000 from our investment in a private equity and venture capital firm which invests in small and lower middle market companies located in Arkansas and across the Midwest and Southeast United States.

•	The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during the first quarter of 2013 combined with a payoff during the third quarter of 2013 of one covered loan pool. As a result of the impairment testing, those loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $12.5 million of which $6.1 million was recognized for the nine-month period ended September 30, 2013. The $12.5 million is being amortized over the weighted average life of the shared-loss agreement. As a result of the covered pool payoff, an additional $1.9 million of unexpected cash flows were recognized as an extra adjustment to yield on loans for the third quarter of 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings for the third quarter of 2013.

•	The increase in other income is primarily from $326,000 of tax-free life insurance proceeds during the first quarter of 2013. The proceeds were in connection with two former associates who were not currently with the Company.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the three-month and nine-month periods ended September 30, 2013 and 2012, as well as changes for the three-month and nine-month periods ended September 30, 2013 compared to the same periods in 2012.

Table 6: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2013 Change		September 30,		2013 Change
	2013	2012	from 2012		2013	2012	from 2012
	(Dollars in thousands)
Salaries and employee benefits	$12,981	$11,652	$1,329	11.4%	$38,890	$34,941	$3,949	11.3%
Occupancy and equipment	4,010	3,805	205	5.4	11,498	10,788	710	6.6
Data processing expense	1,114	1,137	(23)	(2.0)	3,855	3,599	256	7.1
Other operating expenses:
Advertising	363	534	(171)	(32.0)	1,176	1,898	(722)	(38.0)
Merger and acquisition expenses	1,034	296	738	249.3	1,063	1,988	(925)	(46.5)
Amortization of intangibles	802	694	108	15.6	2,406	2,018	388	19.2
Electronic banking expense	926	809	117	14.5	2,749	2,330	419	18.0
Directors’ fees	188	206	(18)	(8.7)	588	611	(23)	(3.8)
Due from bank service charges	136	137	(1)	(0.7)	437	412	25	6.1
FDIC and state assessment	684	588	96	16.3	1,991	1,742	249	14.3
Insurance	572	448	124	27.7	1,693	1,273	420	33.0
Legal and accounting	227	231	(4)	(1.7)	943	840	103	12.3
Other professional fees	404	411	(7)	(1.7)	1,367	1,263	104	8.2
Operating supplies	309	280	29	10.4	984	835	149	17.8
Postage	212	219	(7)	(3.2)	650	680	(30)	(4.4)
Telephone	291	270	21	7.8	885	792	93	11.7
Other expense	2,462	2,264	198	8.7	7,258	6,781	477	7.0

Total non-interest expense	$26,715	$23,981	$2,734	11.4%	$78,433	$72,791	$5,642	7.8%

Non-interest expense, excluding merger expenses, increased $2.0 million, or 8.4%, to $25.7 million for the three-month period ended September 30, 2013, from $23.7 million for the same period in 2012. Non-interest expense, excluding merger expenses, increased $6.6 million, or 9.3%, to $77.4 million for the nine-month period ended September 30, 2013, from $70.8 million for the same period in 2012. These increases primarily result from additional expense associated with the acquisitions during 2012. The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during the quarter just ended and the first nine months of 2013.

Income Taxes

The provision for income taxes increased $1.6 million, or 17.6%, to $10.6 million for the three-month period ended September 30, 2013, from $9.0 million as of September 30, 2012. The provision for income taxes increased $5.1 million, or 19.9%, to $30.8 million for the nine-month period ended September 30, 2013, from $25.7 million as of September 30, 2012. The effective income tax rate was 36.6% and 36.5% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 35.9% and 35.8% for the same periods in 2012, respectively. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended September 30, 2013 and December 31, 2012

Our total assets as of September 30, 2013 decreased $80.8 million to $4.16 billion from the $4.24 billion reported as of December 31, 2012. Our loan portfolio not covered by loss share increased by $47.6 million to $2.38 billion as of September 30, 2013, from $2.33 billion as of December 31, 2012. Our loan portfolio covered by loss share decreased by $76.8 million to $308.1 million as of September 30, 2013, from $384.9 million as of December 31, 2012. The decrease in covered loans is primarily associated with pay-downs and payoffs in our covered loan portfolio. Stockholders’ equity increased $29.7 million to $545.1 million as of September 30, 2013, compared to $515.5 million as of December 31, 2012. The annualized improvement in stockholders’ equity for the first nine months of 2012 was 7.7%. The increase in stockholders’ equity is primarily associated with the $40.2 million of comprehensive income less the $12.1 million of dividends paid for 2013.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.35 billion and $2.05 billion during the three-month periods ended September 30, 2013 and 2012, respectively. Our non-covered loan portfolio averaged $2.33 billion and $2.00 billion during the nine-month periods ended September 30, 2013 and 2012, respectively. Non-covered loans were $2.38 billion as of September 30, 2013, compared to $2.33 billion as of December 31, 2012. The relatively static state of the non-covered loan portfolio when compared to our historical expansion rates was not unexpected. This is primarily associated with lower loan demand and payoffs in our non-covered portfolios as our customers have grown more cautious in this weaker economy.

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

As of September 30, 2013, we had $238.9 million of construction land development loans which were collateralized by land. This consisted of $149.6 million for raw land and $89.3 million for land with commercial and or residential lots.

Certain credit markets have experienced difficult conditions and volatility over the past several years, particularly Florida. Non-covered loans were $1.56 billion, $707.7 million and $106.9 million as of September 30, 2013 in Arkansas, Florida and Alabama, respectively.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2013	December 31, 2012
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,026,937	$1,019,039
Construction/land development	314,232	254,800
Agricultural	31,906	32,513
Residential real estate loans:
Residential 1-4 family	529,732	549,269
Multifamily residential	117,639	129,742

Total real estate	2,020,446	1,985,363
Consumer	30,478	37,462
Commercial and industrial	268,900	256,908
Agricultural	30,612	19,825
Other	28,402	31,641

Loans receivable not covered by loss share	$2,378,838	$2,331,199

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

As of September 30, 2013, non-covered commercial real estate loans totaled $1.37 billion, or 57.7% of our non-covered loan portfolio, which is comparable to $1.31 billion, or 56.0% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama non-covered commercial real estate loans are approximately 17.5% and 2.1% of our non-covered loan portfolio, respectively.

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

As of September 30, 2013, non-covered residential real estate loans totaled $647.4 million, or 27.2% of our non-covered loan portfolio, compared to $679.0 million, or 29.1% of our non-covered loan portfolio, as of December 31, 2012. This decrease is primarily related to normal loan pay downs for these types of loans. Our Florida and Alabama non-covered residential real estate loans are approximately 10.0% and 1.8% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2013, our non-covered consumer loan portfolio totaled $30.5 million, or 1.3% of our total non-covered loan portfolio, compared to the $37.5 million, or 1.6% of our non-covered loan portfolio as of December 31, 2012. This decrease is associated with normal loan pay downs combined with reduced loan demand for these types of loans. Our Florida and Alabama non-covered consumer loans are less than 1% of our non-covered loan portfolio.

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

As of September 30, 2013, non-covered commercial and industrial loans outstanding totaled $268.9 million, or 11.3% of our non-covered loan portfolio, which is comparable to $256.9 million, or 11.0% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama non-covered commercial and industrial loans are approximately 1.5% and 0.6% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of September 30, 2013

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,026,937	$134,843	$1,161,780
Construction/land development	314,232	51,492	365,724
Agricultural	31,906	1,253	33,159
Residential real estate loans
Residential 1-4 family	529,732	102,673	632,405
Multifamily residential	117,639	10,525	128,164

Total real estate	2,020,446	300,786	2,321,232
Consumer	30,478	17	30,495
Commercial and industrial	268,900	6,291	275,191
Agricultural	30,612	—	30,612
Other	28,402	978	29,380

Total	$2,378,838	$308,072	$2,686,910

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of September 30, 2013 and December 31, 2012. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Non-accrual non-covered loans	$17,187	$21,336
Non-covered loans past due 90 days or more (principal or interest payments)	11,248	5,937

Total non-performing non-covered loans	28,435	27,273

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	14,158	20,393
Other non-performing non-covered assets	185	164

Total other non-performing non-covered assets	14,343	20,557

Total non-performing non-covered assets	$42,778	$47,830

Allowance for loan losses for non-covered loans to non-performing non-covered loans	132.38%	165.62%
Non-performing non-covered loans to total non-covered loans	1.20	1.17
Non-performing non-covered assets to total non-covered assets	1.15	1.30

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

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 74.9% and 55.6% of our non-performing non-covered loans as of September 30, 2013 and December 31, 2012, respectively.

Total non-performing non-covered loans were $28.4 million as of September 30, 2013, compared to $27.3 million as of December 31, 2012 for an increase of $1.2 million. Of the $1.2 million increase in non-performing loans, $5.0 million is from a decrease in non-performing loans in our Arkansas market offset by a $6.1 million increase in non-performing loans in our Florida market and a $8,000 change in non-performing loans in Alabama. Non-performing loans at September 30, 2013 are approximately $7.1 million, $21.3 million and $8,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the national economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at September 30, 2013, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2013. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

During the recent real estate crisis, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2013, we had $48.4 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $29.2 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2013, the amount of troubled debt restructurings was $49.9 million, a decrease of 18.1% from $60.9 million at December 31, 2012. As of September 30, 2013 and December 31, 2012, 97.1% and 94.4%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $14.2 million as of September 30, 2013, compared to $20.4 million as of December 31, 2012 for a decrease of $6.2 million. The foreclosed assets held for sale not covered by loss share are comprised of $4.1 million of assets located in Florida with the remaining $10.1 million of assets located in Arkansas. As of September 30, 2013, there were no foreclosed assets not covered by loss share in Alabama.

During the first nine months of 2013, we had one non-covered foreclosed property greater than $1.0 million. This large development loan in northwest Arkansas has been in foreclosed assets since the first quarter of 2011. The carrying value was $3.6 million at September 30, 2013. The Company does not currently anticipate any additional losses on this property. No other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2013 and December 31, 2012.

Table 10: Total Foreclosed Assets Held For Sale

	As of September 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,266	$10,975	$19,241	$7,532	$9,024	$16,556
Construction/land development	2,772	8,395	11,167	7,343	13,586	20,929
Agricultural	—	—	—	—	599	599
Residential real estate loans
Residential 1-4 family	3,120	4,950	8,070	5,518	8,317	13,835

Total foreclosed assets held for sale	$14,158	$24,320	$38,478	$20,393	$31,526	$51,919

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2013, average non-covered impaired loans were $103.5 million compared to $133.5 million as of December 31, 2012. As of September 30, 2013, non-covered impaired loans were $92.0 million compared to $127.2 million as of December 31, 2012 for a decrease of $35.2 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of September 30, 2013, our Florida and Alabama markets accounted for approximately $48.0 million and $116,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions and the 2012 acquisitions of Heritage and Premier for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. All loans acquired in these transactions were deemed to be impaired loans. These loans were not classified as non-performing assets at September 30, 2013 and December 31, 2012, as the loans are accounted for on a pooled basis and the pools are considered to be performing. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

As of September 30, 2013 and December 31, 2012, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of September 30, 2013 and December 31, 2012:

Table 11: Total Non-Accrual Loans

	As of September 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,520	$—	$4,520	$3,659	$—	$3,659
Construction/land development	1,536	—	1,536	2,680	—	2,680
Agricultural	98	—	98	140	—	140
Residential real estate loans
Residential 1-4 family	9,398	—	9,398	9,972	—	9,972
Multifamily residential	336	—	336	3,215	—	3,215

Total real estate	15,888	—	15,888	19,666	—	19,666
Consumer	87	—	87	593	—	593
Commercial and industrial	1,212	—	1,212	1,077	—	1,077
Other	—	—	—	—	—	—

Total non-accrual loans	$17,187	$—	$17,187	$21,336	$—	$21,336

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $296,000 and $359,000 for the three-month periods ended September 30, 2013 and 2012, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $962,000 and $1.1 million for the nine-month periods ended September 30, 2013 and 2012, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month and nine-month periods ended September 30, 2013 and 2012 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2013 and December 31, 2012:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of September 30, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,989	$21,277	$25,266	$1,437	$32,227	$33,664
Construction/land development	1,866	9,467	11,333	1,296	14,962	16,258
Agricultural	—	183	183	—	548	548
Residential real estate loans
Residential 1-4 family	4,473	12,679	17,152	2,589	20,005	22,594
Multifamily residential	—	347	347	—	—	—

Total real estate	10,328	43,953	54,281	5,322	67,742	73,064
Consumer	37	—	37	95	—	95
Commercial and industrial	883	1,315	2,198	520	3,121	3,641
Other	—	531	531	—	—	—

Total loans accruing past due 90 days or more	$11,248	$45,799	$57,047	$5,937	$70,863	$76,800

The Company’s total past due and non-accrual covered loans to total covered loans was 14.9% and 18.4% as of September 30, 2013 and December 31, 2012, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased organically by approximately $125.5 million for the quarter ended September 30, 2013 from $1.94 billion at December 31, 2012 to $2.07 billion at September 30, 2013. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.81% at December 31, 2012 to 1.06% at September 30, 2013. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs increased to $5.1 million and $11.8 million for the three months and nine months ended September 30, 2013, respectively, compared to $4.0 million and $7.1 million for the same periods in 2012, respectively. Total recoveries increased to $2.2 million and $3.5 million for the three months and nine months ended September 30, 2013, respectively, compared to $1.4 million and $2.2 million for the same periods in 2012. For the three months ended September 30, 2013, the net charge-offs were $2.8 million for Arkansas, $15,000 for Florida and $8,000 for Alabama, respectively, equaling a net charge-off position of $2.9 million. For the nine months ended September 30, 2013, the net charge-offs were $7.0 million for Arkansas, $1.2 million for Florida and $19,000 for Alabama, respectively, equaling a net charge-off position of $8.3 million.

During the third quarter of 2013, there were $5.1 million in charge-offs and $2.2 million in recoveries. During the first nine months of 2013, there were $11.8 million in charge-offs and $3.5 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there were three individual relationships consisting of charge-offs greater than $1.0 million. Two relationships were Arkansas relationships consisting of real estate loans for $2.9 million and $1.5 million totaling $4.4 million of debt. The total amount of charge-offs related to these relationships was $3.3 million, which consists of approximately $517,000 of residential 1-4 family, $1.3 million of multifamily residential and $1.5 million of non-farm/non-residential during the nine months ended 2013. The remaining loan relationship was a Florida relationship consisting of a non-farm/non-residential real estate loan totaling approximately $6.7 million of debt. The total amount of the charge-off associated with this relationship was $1.1 million during the nine months ended 2013.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month and nine-month periods ended September 30, 2013 and 2012.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance, beginning of period	$40,498	$49,846	$45,170	$52,129
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,980	1,041	3,844	1,312
Construction/land development	392	525	560	838
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	787	1,475	2,713	2,575
Multifamily residential	—	—	2,291	95

Total real estate	4,159	3,041	9,408	4,820
Consumer	184	47	872	618
Commercial and industrial	438	549	619	758
Agricultural	—	—	—	—
Other	320	347	881	858

Total loans charged off	5,101	3,984	11,780	7,054

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,938	856	2,051	895
Construction/land development	4	—	19	7
Agricultural	1	—	1	233
Residential real estate loans:
Residential 1-4 family	115	430	771	535
Multifamily residential	11	—	81	3

Total real estate	2,069	1,286	2,923	1,673
Consumer	33	28	123	96
Commercial and industrial	16	20	49	107
Agricultural	—	—	—	—
Other	127	96	407	341

Total recoveries	2,245	1,430	3,502	2,217

Net loans charged off (recovered)	2,856	2,554	8,278	4,837
Provision for loan losses for non-covered loans	—	—	750	—

Balance, September 30	$37,642	$47,292	$37,642	$47,292

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.48%	0.50%	0.48%	0.32%
Allowance for loan losses for non-covered loans to period end non-covered loans	1.58	2.28	1.58	2.28
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	332	465	340	732

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

The changes for the period ended September 30, 2013 and the year ended December 31, 2012 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of September 30, 2013 and December 31, 2012.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of September 30, 2013		As of December 31, 2012
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$16,517	43.2%	$19,781	43.7%
Construction/land development	6,475	13.2	5,816	10.9
Agricultural	241	1.3	193	1.4
Residential real estate loans:
Residential 1-4 family	5,936	22.3	10,467	23.6
Multifamily residential	2,127	4.9	3,346	5.6

Total real estate	31,296	84.9	39,603	85.2
Consumer	463	1.3	894	1.6
Commercial and industrial	2,190	11.3	3,870	11.0
Agricultural	588	1.3	394	0.8
Other	—	1.2	—	1.4
Unallocated	3,105	—	409	—

Total	$37,642	100.0%	$45,170	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $1.1 million and $5.5 million at September 30, 2013 and December 31, 2012, respectively.

Total charge-offs decreased to zero for the three months ended September 30, 2013, compared to $354,000 for the same period in 2012. Total recoveries increased to $154,000 for the three months ended September 30, 2013, compared to zero for the same period in 2012. There was zero and $167,000 of provision for loan losses taken on covered loans during the three months ended September 30, 2013 and 2012, respectively.

Total charge-offs increased to $5.0 million for the nine months ended September 30, 2013, compared to $354,000 for the same period in 2012. Total recoveries increased to $171,000 for the nine months ended September 30, 2013, compared to zero for the same period in 2012. There was $100,000 and $1.5 million of provision for loan losses taken on covered loans during the nine months ended September 30, 2013 and 2012, respectively.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of September 30, 2013 we had $9.5 million of held-to-maturity securities. All of the held-to-maturity securities were invested in state and political subdivisions as of September 30, 2013. As of December 31, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $839.6 million as of September 30, 2013, compared to $726.2 million as of December 31, 2012. The estimated effective duration of our securities portfolio was 3.6 years as of September 30, 2013.

As of September 30, 2013, $404.2 million, or 48.2%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $325.3 million, or 44.8%, of our available-for-sale securities as of December 31, 2012. To reduce our income tax burden, $200.9 million, or 23.9%, of our available-for-sale securities portfolio as of September 30, 2013, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $190.6 million, or 26.3%, of our available-for-sale securities as of December 31, 2012. Also, we had approximately $183.2 million, or 21.8%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2013, compared to $190.7 million, or 26.3%, of our available-for-sale securities as of December 31, 2012.

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

Deposits

Our deposits averaged $3.26 billion and $3.36 billion for the three-month and nine-month periods ended September 30, 2013. Total deposits decreased $234.6 million, or an annualized decrease of 9.0%, to $3.25 billion as of September 30, 2013, from $3.48 billion as of December 31, 2012. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of September 30, 2013 and December 31, 2012, brokered deposits were $23.8 million and $56.9 million, respectively. Included in these brokered deposits are $19.6 million and $52.5 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2013 and December 31, 2012, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50 million.

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

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month and nine-month periods ended September 30, 2013 and 2012.

Table 15: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$738,526	—%	$597,287	—%
Interest-bearing transaction accounts	1,469,958	0.16	1,351,319	0.28
Savings deposits	221,119	0.05	172,027	0.16
Time deposits:
$100,000 or more	427,422	0.71	606,410	1.13
Other time deposits	404,727	0.40	488,858	0.64

Total	$3,261,752	0.22%	$3,215,901	0.44%

	Nine Months Ended September 30,
	2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$704,123	—%	$551,628	—%
Interest-bearing transaction accounts	1,532,649	0.18	1,294,434	0.19
Savings deposits	214,391	0.08	162,687	0.11
Time deposits:
$100,000 or more	473,704	0.80	665,521	1.27
Other time deposits	432,311	0.43	522,553	0.77

Total	$3,357,178	0.26%	$3,196,823	0.47%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $5.0 million, or 7.6%, from $66.3 million as of December 31, 2012 to $71.3 million as of September 30, 2013.

FHLB Borrowed Funds

Our FHLB borrowed funds were $270.2 million and $130.4 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $170.0 million and $100.2 million of the outstanding balance were short-term and long-term advances, respectively. All of the outstanding balance at December 31, 2012 was long-term advances. Our remaining FHLB borrowing capacity was $632.5 million and $640.5 million as of September 30, 2013 and December 31, 2012, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $3.1 million and $28.9 million as of September 30, 2013 and December 31, 2012, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $545.1 million at September 30, 2013 compared to $515.5 million at December 31, 2012, an increase of 5.8%. As of September 30, 2013 and December 31, 2012 our equity to asset ratio was 13.1% and 12.2% respectively. Book value per share was $9.69 at September 30, 2013 compared to $9.17 (split adjusted) at December 31, 2012, a 7.6% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.075 per share and $0.06 per share for the three-month periods ended September 30, 2013 and 2012 and $0.215 and $0.16 per share for the nine-month periods ended September 30, 2013 and 2012. The common stock dividend payout ratio for the three months ended September 30, 2013 and 2012 was 23.0% and 21.0%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2013 and 2012 was 22.6% and 19.6%, respectively. For the fourth quarter of 2013, the Board of Directors declared a regular $0.075 per share quarterly cash dividend payable December 4, 2013, to shareholders of record November 13, 2013.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2013 and December 31, 2012, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of September 30, 2013 and December 31, 2012.

Table 16: Risk-Based Capital

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$545,142	$515,473
Qualifying trust preferred securities	3,000	28,000
Goodwill and core deposit intangibles, net	(94,525)	(96,785)
Unrealized (gain) loss on available-for-sale securities	1,364	(12,001)
Deferred tax assets	(547)	(3,529)

Total Tier 1 capital	454,434	431,158

Tier 2 capital
Qualifying allowance for loan losses	38,748	38,807

Total Tier 2 capital	38,748	38,807

Total risk-based capital	$493,182	$469,965

Average total assets for leverage ratio	$3,951,553	$3,939,206

Risk weighted assets	$3,201,009	$3,092,707

Ratios at end of period
Leverage ratio	11.50%	10.95%
Tier 1 risk-based capital	14.20	13.94
Total risk-based capital	15.41	15.20
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

We had $95.3 million, $97.7 million, and $86.9 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2013, December 31, 2012 and September 30, 2012, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 17 through 21, respectively. All per share data has been restated to reflect the retroactive effect of the two-for-one stock split which occurred during June 2013.

Table 17: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
GAAP net income	$18,363	$16,095	$53,570	$46,083
Intangible amortization after-tax	487	421	1,462	1,226

Earnings excluding intangible amortization	$18,850	$16,516	$55,032	$47,309

GAAP diluted earnings per share	$0.33	$0.28	$0.95	$0.81
Intangible amortization after-tax	—	0.01	0.02	0.02

Diluted earnings per share excluding intangible amortization	$0.33	$0.29	$0.97	$0.83

Table 18: Tangible Book Value Per Share

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands, except per share data)
Book value per share: A/B	$9.69	$9.17
Tangible book value per share: (A-C-D)/B	7.99	7.43
(A) Total equity	$545,142	$515,473
(B) Shares outstanding	56,278	56,213
(C) Goodwill	$85,681	$85,681
(D) Core deposit and other intangibles	9,655	12,061

Table 19: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Return on average assets: A/C	1.80%	1.61%	1.73%	1.56%
Return on average assets excluding intangible amortization: B/(C-D)	1.89	1.69	1.82	1.63
(A) Net income	$18,363	$16,095	$53,570	$46,083
Intangible amortization after-tax	487	421	1,462	1,226

(B) Earnings excluding intangible amortization	$18,850	$16,516	$55,032	$47,309

(C) Average assets	$4,046,625	$3,975,946	$4,128,403	$3,958,309
(D) Average goodwill, core deposits and other intangible assets	95,723	87,213	96,521	84,869

Table 20: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Return on average equity: A/C	13.63%	12.78%	13.53%	12.60%
Return on average tangible equity excluding intangible amortization: B/(C-D)	17.04	15.88	16.99	15.66
(A) Net income	$18,363	$16,095	$53,570	$46,083
(B) Earnings excluding intangible amortization	18,850	16,516	55,032	47,309
(C) Average equity	534,563	500,979	529,554	488,437
(D) Average goodwill, core deposits and other intangible assets	95,723	87,213	96,521	84,869

Table 21: Tangible Equity to Tangible Assets

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands)
Equity to assets: B/A	13.10%	12.15%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	11.06	10.08
(A) Total assets	$4,161,306	$4,242,130
(B) Total equity	545,142	515,473
(C) Goodwill	85,681	85,681
(D) Core deposit and other intangibles	9,655	12,061

We have $490.2 million of purchased non-covered loans, which includes $77.4 million of discount for credit losses on non-covered loans acquired at September 30, 2013. We had $569.7 million of purchased non-covered loans, which included $81.7 million of discount for credit losses on non-covered loans acquired at December 31, 2012. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination. Therefore, management believes the allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired is useful in evaluating our Company. This calculation, which is similar to the GAAP calculation of allowance for loan losses for non-covered loans to total non-covered loans, is presented in Table 22 below.

Table 22: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of September 30, 2013
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$1,966,070	$412,768	$2,378,838
Loan balance reported plus discount (B)	1,966,070	490,181	2,456,251
Allowance for loan losses for non-covered loans (C)	$37,642	$—	$37,642
Discount for credit losses on non-covered loans acquired (D)	—	77,413	77,413

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$37,642	$77,413	$115,055

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.91%	N/A	1.58%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	15.79%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.68%

Note: Discount for credit losses on purchased credit impaired loans acquired are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

	As of December 31, 2012
	Non-Covered Loans	Purchased Non- Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$1,843,249	$487,950	$2,331,199
Loan balance reported plus discount (B)	1,843,249	569,667	2,412,916
Allowance for loan losses for non-covered loans (C)	$45,170	$—	$45,170
Discount for credit losses on non-covered loans acquired (D)	—	81,717	81,717

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$45,170	$81,717	$126,887

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	2.45%	N/A	1.94%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	14.34%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	5.26%

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2013, our cash and cash equivalents were $112.3 million, or 2.7% of total assets, compared to $231.9 million, or 5.5% of total assets, as of December 31, 2012. Our available for sale investment securities and federal funds sold were $850.3 million as of September 30, 2013 and $743.4 million as of December 31, 2012.

Our available for sale investment portfolio is comprised of approximately 65.4% or $548.7 million of securities which mature in less than five years. As of September 30, 2013 and December 31, 2012, $538.9 million and $532.8 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2013, our total deposits were $3.25 billion, or 78.1% of total assets, compared to $3.48 billion, or 82.1% of total assets, as of December 31, 2012. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of September 30, 2013 and December 31, 2012. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $270.2 million and $130.4 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, $170.0 million and $100.2 million of the outstanding balance were short-term and long-term advances, respectively. All of the outstanding balance at December 31, 2012 was long-term advances. Our FHLB borrowing capacity was $632.5 million and $640.5 million as of September 30, 2013 and December 31, 2012, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of September 30, 2013 was asset sensitive with a one-year cumulative repricing gap of 1.3%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 23 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2013.

Table 23: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$35,080	$—	$—	$—	$—	$—	$—	$35,080
Federal funds sold	10,700	—	—	—	—	—	—	10,700
Investment securities	52,598	72,369	48,389	77,694	103,955	195,554	298,529	849,088
Loans receivable	463,599	220,906	325,392	483,636	518,627	542,500	93,502	2,648,162

Total earning assets	561,977	293,275	373,781	561,330	622,582	738,054	392,031	3,543,030

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	73,648	147,296	220,944	441,887	273,249	264,517	261,469	1,683,010
Time deposits	96,089	140,242	155,212	236,732	100,959	79,194	52	808,480
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	60,611	—	—	—	1,426	4,278	4,992	71,307
FHLB borrowed funds	170,106	13	19	137	5,283	59,263	35,411	270,232
Subordinated debentures	3,093	—	—	—	—	—	—	3,093

Total interest-bearing liabilities	403,547	287,551	376,175	678,756	380,917	407,252	301,924	2,836,122

Interest rate sensitivity gap	$158,430	$5,724	$(2,394)	$(117,426)	$241,665	$330,802	$90,107	$706,908

Cumulative interest rate sensitivity gap	$158,430	$164,154	$161,760	$44,334	$285,999	$616,801	$706,908
Cumulative rate sensitive assets to rate sensitive liabilities	139.3%	123.8%	115.2%	102.5%	113.4%	124.3%	124.9%
Cumulative gap as a % of total earning assets	4.5%	4.6%	4.6%	1.3%	8.1%	17.4%	20.0%

Item 4:	CONTROLS AND PROCEDURES

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

Article II. Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2013, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC. (Registrant)

Date: November 7, 2013	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 7, 2013	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer