Form 10-K
period 2013-12-31
HOME BANCSHARES INC
filed 2014-02-28
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2013, was $1.16 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $25.97.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 65,132,691 shares as of February 21, 2014.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2013 Annual Meeting to be held on April 17, 2014.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	the impact of the Dodd-Frank financial regulatory reform act and regulations issued thereunder;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	credit risks;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the failure of assumptions underlying the establishment of our allowance for loan losses; and

•	the failure of assumptions underlying the estimates of the fair values for our covered assets, FDIC indemnification asset and FDIC claims receivable.

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

Company Overview

Home BancShares, Inc. (“Home BancShares,” which may also be referred to in this document as “we,” “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in Arkansas, Florida and South Alabama. Although the Company has a diversified loan portfolio, at December 31, 2013 and 2012, commercial real estate loans represented 57.0% and 56.7% of gross loans and 303.3% and 298.8% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2013	2012	2011
		(In thousands)
Total assets	$6,811,861	$4,242,130	$3,604,117
Total deposits	5,393,046	3,483,452	2,858,031
Total revenue (interest income plus non-interest income)	257,491	225,104	213,115
Net income available to all stockholders	66,520	63,022	54,741

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage”). Heritage was acquired through an FDIC-assisted transaction without loss share. In 2013, we acquired Liberty Bancshares, Inc. headquartered in Jonesboro, Arkansas.

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

FDIC Acquisition Old Southern Bank—On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (“Old Southern”).

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

See the Company’s Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Old Southern.

FDIC Acquisition Key West Bank—On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (“Key West”).

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Key West.

FDIC Acquisition Coastal Community Bank and Bayside Savings Bank—On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC, as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (“Coastal”) and Bayside Savings Bank (“Bayside”), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Coastal and Bayside.

FDIC Acquisition Wakulla Bank—On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (“Wakulla”).

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Wakulla.

FDIC Acquisition Gulf State Community Bank—On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the loans and certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (“Gulf State”).

Prior to the acquisition, Gulf State operated five banking centers in the Florida Panhandle. Including the effects of purchase accounting adjustments, Centennial Bank acquired approximately $118.2 million in assets and assumed approximately $97.7 million in deposits of Gulf State. Additionally, Centennial Bank purchased covered loans with an estimated fair value of $41.2 million, non-covered loans with an estimated fair value of $1.7 million, $4.7 million of foreclosed assets and $10.8 million of investment securities.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion for the acquisition of Gulf State.

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

FDIC Acquisition Heritage Bank—On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss sharing agreement with the FDIC.

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

Acquisition Premier Bank—On December 1, 2012, Home BancShares, Inc. completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank (“Premier”), a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company then merged Premier with and into Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

The Premier acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the United States Bankruptcy Court for the Northern District of Florida (the “Bankruptcy Court”) on August 14, 2012. The sale of Premier by PBHC was subject to certain bidding procedures approved by the Bankruptcy Court. No qualifying competing bids were received. The Bankruptcy Court entered a final order on November 29, 2012 approving the sale of Premier to the Company pursuant to and in accordance with the Premier Agreement.

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

Acquisition Liberty Bancshares, Inc.—On October 24, 2013, Home BancShares, Inc. acquired all of the issued and outstanding shares of common stock of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”), and merged Liberty Bank into Centennial Bank. Under the terms of the agreement, shareholders of Liberty received $290.1 million of our common stock plus $30.0 million in cash. Home BancShares, Inc. (“HBI”) repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

Prior to the acquisition, Liberty operated 46 banking offices located in Northeast Arkansas, Northwest Arkansas and Western Arkansas. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Liberty Bank.

Our Management Team

The following table sets forth, as of December 31, 2013, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank
John W. Allison	67	Chairman of the Board	Chairman of the Board

C. Randall Sims	59	Chief Executive Officer and Director	Chief Executive Officer, President and Director

Randy E. Mayor	48	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis	48	Chief Accounting Officer and Investor Relations Officer	—

Kevin D. Hester	50	Chief Lending Officer	Chief Lending Officer and Director

Robert F. Birch, Jr.	63	—	Regional President

Tracy M. French	52	—	Regional President

Russell D. Carter, III	38	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•	Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets entered into as a result of the Liberty acquisition provide new opportunities for organic growth. The Tampa and Central Florida market remains a target area for organic growth, both approximately $38.14 billion in deposits in the Tampa and Orlando MSA, of which we have a market share of less than 1%. Overall, we expect the modest organic loan growth we experienced in 2013 to continue in our markets as the economic environment continues to improve.

•	Strategic acquisitions – Strategic acquisitions have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas and other nearby markets, in South Alabama and in Florida, through pursuing non FDIC-assisted bank acquisitions and FDIC-assisted acquisition opportunities. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•	De novo branching – As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2013, three de novo branches were opened. All of these new locations were located in the Florida Gulf Coast (two in Pensacola and one in Seagrove). We currently have no definitive plans for additional de novo branch locations. However, we plan to evaluate opportunities in Naples, Florida, the Mobile, Alabama area and other areas along the Alabama and Florida Gulf Coast.

Community Banking Philosophy

Our community banking philosophy consists of four basic principles:

•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.

These principles, which make up our community banking philosophy, are the driving force for our business. As we streamlined our legacy business into a unified banking network and have integrated new acquisitions, we have preserved lending authority with local management in most cases by using advisory boards that maintain an integral connection to the communities we serve. These advisory boards are empowered with lending authority of up to $6.0 million in their respective geographic areas. This allows us to capitalize on the strong relationships that these individuals and our local bank officers have in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•	Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. This centralized review process also applies to our banking operations in Florida, where the majority of our current non-performing loans are located, and provides for close monitoring of the quality of our Florida loans. While we have experienced management in Florida, the weak market has not allowed for a complete resolution of problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in the FDIC-assisted and non-FDIC-assisted acquisitions. This approach is paying dividends, as we are experiencing reductions in levels of past due and non-accruing covered loans. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. During 2013, we acquired Liberty and have now converted them into our operating systems. This conversion will provide tremendous opportunities for improved profitably as a result of cost savings because of the economies of scale for the combined companies. As we work out the problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in these newly acquired markets. Our core efficiency ratio has improved from 59.4% for the year ended 2008 to 45.5% for the year ended 2013. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income, cost savings from the acquisitions, the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•	Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels significantly above the regulatory capital requirements through our focus on these governing principles, which allows us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas

As of December 31, 2013, we conducted business principally through 88 branches in Arkansas, 53 branches in Florida and seven branches in South Alabama. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Our Arkansas market has experienced less volatility than our Florida market over the previous years, which has served to offset the weakness experienced in our Florida market. The national economic downturn from a few years ago has led to increases in defaults and foreclosures, and increases in the frequency and amount of loan modifications primarily in the Florida market. While market conditions in our Florida markets have begun to improve, some markets still have challenges. In addition, while the values of real estate collateral supporting many loans have begun to rebound slightly, many remain depressed and may continue to be lower for some time.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2013, was comprised as follows:

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,739,668	$117,164	$1,856,832	41.5%
Construction/land development	562,667	48,388	611,055	13.6
Agricultural	81,618	1,232	82,850	1.9
Residential real estate loans
Residential 1-4 family	913,332	98,403	1,011,735	22.6
Multifamily residential	213,232	10,378	223,610	5.0

Total real estate	3,510,517	275,565	3,786,082	84.6
Consumer	69,570	20	69,590	1.6
Commercial and industrial	511,421	5,852	517,273	11.5
Agricultural	37,129	—	37,129	0.8
Other	65,800	1,079	66,879	1.5

Total	$4,194,437	$282,516	$4,476,953	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 41.7% owner occupied 1-4 family properties and approximately 41.7% non-owner occupied 1-4 family properties (rental). The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 42.6% inventory/accounts receivable (“AR”) financing, 32.2% equipment/vehicle financing and 25.2% other, including letters of credit at less than 1%. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2013, the maximum amount outstanding to a single borrower was $77.8 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on the Bank’s books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $25,000 to $1.0 million for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority up to $2.0 million secured and $500,000 unsecured.

•	Directors’ Loan Committee. Each region throughout our bank subsidiary has a Directors’ Loan Committee consisting of outside directors and senior lenders of that region. Generally, each region requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Regional Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6.0 million secured and $500,000 unsecured.

•	Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of three outside Board members and members of Executive Management. This committee requires five voting members to establish a quorum, including at least two of the outside Board members, and is chaired by the Chief Lending Officer of the Bank. The Executive Loan Committee has approval authority up to the in-house consolidated lending limit of $20.0 million.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 22 separate relationships that exceed this in-house limit, of which one relationship is to a related party.

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

Insurance

Centennial Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased July 1, 2000, by Centennial Bank. In connection with the purchase of Liberty we acquired Town and Country Insurance. Shortly after the acquisition of Liberty we merged Town and Country Insurance into Centennial Insurance Agency. As a result, all of the offices in Arkansas operate as Centennial Insurance Agency, Inc. The offices of Centennial Insurance Agency are located in Jacksonville, Cabot, Conway, Little Rock and Jonesboro, Arkansas.

Centennial Insurance Agency writes policies for commercial and personal lines of business including insurance for property, casualty, life, health and employee benefits. It is subject to regulation by the Arkansas Insurance Department.

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

Trust Services

Centennial Trust provides trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts. In 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party. This change was to improve the overall profitability of our trust efforts. Centennial Trust still has ownership rights to the trust assets under management.

In connection with the purchase of Liberty, we acquired additional trust assets under management by the Liberty Bank trust department. As a result of the acquisition of Liberty, we made the decision to combine the Centennial Trust assets with the Liberty trust assets. Going forward in 2014, all of our trust assets will be managed by the trust department of Centennial Bank (formerly the Liberty Bank trust department).

Competition

As of December 31, 2013, we conducted business through 148 branches in our primary market areas of Pulaski, Faulkner, Craighead, Benton, Lonoke, Pope, Washington, White, Greene, Sebastian, Baxter, Independence, Stone, Yell, Clay, Cleburne, Conway, Crawford, Dallas, Johnson, Saline and Sharp Counties in Arkansas and Monroe, Leon, Bay, Franklin, Gulf, Orange, Wakulla, Charlotte, Escambia, Pasco, Seminole, Walton, Calhoun, Collier, Gadsden, Hillsborough, Lake, Liberty, Okaloosa and Santa Rosa Counties in Florida and Baldwin County in Alabama. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2013, we had 1,497 full-time equivalent employees. Except for employees acquired in acquisitions, we expect that our 2014 staffing levels will be slightly lower than those at year end 2013 as we continue to achieve the expected efficiencies from the Liberty acquisition. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. The act includes provisions that, among other things:

•	Centralized responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau, which is responsible for implementing, examining, and enforcing compliance with federal consumer financial laws, including mortgage disclosure laws.

•	Created the Financial Stability Oversight Council that provides comprehensive monitoring to ensure the stability of our nation’s financial system.

•	Provided mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions.

•	Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund (“DIF”), and increased the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

•	Made permanent the $250,000 limit for federal deposit insurance and temporarily provided unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

•	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, which apply to all public companies, not just financial institutions.

•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

•	Amended the Electronic Funds Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Many provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. These agencies are still in the process of promulgating the required regulations, and the studies and reports could potentially result in additional legislative or regulatory action. The substance and scope of these regulations therefore cannot be completely determined at this time. We expect our operating and compliance costs to continue to increase as a result of the Dodd-Frank Act and its implementing regulations.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2013, our Tier 1 risk-based capital ratio was 10.9% and our total risk-based capital ratio was 11.8%. Well capitalized is a Tier 1 and total risk-based capital ratio in excess of 6% and 10%, respectively. Thus, we are considered well capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well capitalized is a leverage ratio in excess of 5%. As of December 31, 2013, our leverage ratio was 9.4%.

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

The Dodd-Frank Act includes certain provisions concerning the capital regulations of the federal banking agencies. These provisions, often referred to as the “Collins Amendment,” are intended to subject bank holding companies to the same capital requirements as their bank subsidiaries and to eliminate or significantly reduce the use of hybrid capital instruments, especially trust preferred securities, as regulatory capital. Under the Collins Amendment, trust preferred securities issued before May 19, 2010 by a company, such as our Company, with total consolidated assets of less than $15 billion as of December 31, 2009, and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The Collins Amendment requires banking regulators to develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The Basel III final rule issued by the federal bank regulatory agencies in July 2013 amended the prompt corrective action rules to incorporate a common equity Tier 1 capital requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well capitalized, a banking organization will be required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

FDIC Insurance and Assessments. Centennial Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”). The Dodd-Frank Act permanently increased the deposit coverage limit to $250,000 per depositor retroactive to January 1, 2008. The Dodd-Frank also temporarily extended unlimited deposit insurance coverage for noninterest-bearing transaction accounts, which expired on December 31, 2012. These accounts are now insured under the FDIC’s general deposit insurance coverage rules.

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

Under the Federal Deposit Insurance Act, as amended, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires, in connection with examinations of financial institutions, that federal banking regulators evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on our bank subsidiary. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements. Our bank subsidiary received a “satisfactory” CRA rating from the Federal Reserve Bank during its last exam as published in our bank’s CRA Public Evaluation.

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

FDICIA requires every bank with total assets in excess of $500 million to have an annual independent audit made of the bank’s financial statements by an independent public accountant to verify that the financial statements of the bank are presented fairly and in accordance with generally accepted accounting principles and comply with such other disclosure requirements as prescribed by the FDIC. FDICIA also places certain restrictions on activities of banks depending on their level of capital.

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

The Consumer Financial Protection Bureau (“CFPB”) created by the Dodd-Frank Act took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less, such as our bank subsidiary, will continue to be supervised and examined in this area by their primary federal regulators (in the case of our bank subsidiary, the Federal Reserve Board). However, the Dodd-Frank Act gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and qualified mortgage provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the “QM Rule”). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. The lender is presumed to have satisfied the ability-to-repay requirements if the loan is a “qualified mortgage,” which meets certain requirements related to the loan’s amortization, fees, payment terms and maturity as well as the borrower’s debt-to-income ratio. The QM Rule became effective January 10, 2014.

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

Risks Related to Our Industry

Difficult market and economic conditions may adversely affect our industry and our business.

The financial crisis and the resulting economic downturn in the latter years of the last decade had a significant adverse impact on the banking industry, and particularly community banks. Dramatic declines in the housing market, with falling home prices and increased delinquencies and foreclosures, negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. Reduced availability of commercial credit and sustained higher unemployment negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. As a result of these market conditions and the raising of credit standards, our industry experienced commercial and consumer deficiencies, low customer confidence, market volatility and generally sluggish business activity.

Although general economic conditions nationally and locally in our market areas have improved over the past three years and show signs of continued improvement, unemployment levels and business activity across a wide range of industries and regions, particularly in our Florida markets, have not fully recovered to historical levels prior to 2007. Loan demand has not returned to pre-recession levels, and competition among depository institutions for deposits and quality loans has increased significantly. In addition, despite recent increases in property values in our markets, the values of real estate collateral supporting many commercial loans and home mortgages, which declined during the recession, have not fully recovered.

We cannot be certain that the current positive economic trends will continue or that market and economic conditions will return to pre-recession levels in the near future. The improvement of certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. If the positive movement in these economic indicators in our market areas subsides or conditions once again worsen, the adverse effects of the recent economic downturn on us, our customers and the other financial institutions in our market would likely exacerbate and may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

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

While the banking system in the United States has substantially stabilized, it is unknown whether these legislative and regulatory initiatives will produce broad, long-term stability, particularly if conditions in the real estate markets remain weak or worsen or if any significant negative economic developments occur as a result of fiscal and political uncertainties in the United States and abroad. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

As of December 31, 2013, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 92.1% and our cumulative repricing gap position was a negative 4.2% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 12.9% of our $4.48 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 55.4% of our loans receivable and 78.4% of our time deposits at December 31, 2013, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.

Risks Related to Our Acquisition of Liberty Bancshares, Inc.

Our financial results and condition could be adversely affected if we fail to realize the expected benefits of the Liberty acquisition or it takes longer than expected to realize those benefits.

Following our acquisition of Liberty Bancshares, Inc. (“Liberty”) and its bank subsidiary, Liberty Bank of Arkansas (“Liberty Bank”), on October 24, 2013, we began the process of integrating the businesses of Liberty and the Company. While we substantially completed the integration of the core operating systems of Liberty during the fourth quarter of 2013, the overall integration of the two businesses will continue during 2014. This integration process could result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit the Company’s ability to pursue other acquisitions. There is no assurance that we will realize the cost savings and other financial benefits of the acquisition when and in the amounts expected.

We may incur losses on loans, securities and other acquired assets of Liberty that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the Liberty acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Liberty at fair value based on preliminary purchase accounting adjustments. Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning we could materially adjust until then the preliminary fair value estimates of Liberty’s assets and liabilities based on new or updated information.

We recorded at fair value all credit-impaired loans acquired in the merger of Liberty Bank into Centennial Bank based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the credit-impaired loans and their expected cash flows—the “non-accretable difference”—is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional credit deterioration in these loans.

Risks Related to Our Business

Our decisions regarding credit risk could be inaccurate and our allowance for loan losses may be inadequate, which would materially and adversely affect us.

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2013, our allowance for loan losses for non-covered loans was approximately $39.0 million, or 0.93% of our total loans receivable not covered by loss share, a decrease of 13.6% from December 31, 2012. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. The economic conditions particularly in our Florida market have improved but not to pre-recessions levels. These conditions may continue or could even worsen.

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

Our high concentration of real estate loans exposes us to increased lending risk.

As of December 31, 2013, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans (excludes construction/land development) of $1.94 billion, or 43.4% of total loans;

•	construction/land development loans of $611.1 million, or 13.6% of total loans;

•	commercial and industrial loans of $517.3 million, or 11.5% of total loans;

•	residential real estate loans of $1.24 billion, or 27.6% of total loans; and

•	consumer loans of $69.6 million, or 1.6% of total loans.

Commercial real estate, construction/land development and commercial and industrial loans, which comprised 68.5% of our total loan portfolio as of December 31, 2013, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 29.1% of our total loan portfolio as of December 31, 2013. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Approximately 90.5% of our loans as of December 31, 2013, are to the borrowers in Alabama, Arkansas and Florida, the three states in which we have our primary market areas. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geography base.

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

We have 84.6% of our loans as real estate loans primarily in Arkansas, Florida and South Alabama, and this poses a concentration risk, especially if the Florida area does not continue to improve or once again deteriorates resulting in depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

Beginning in 2007, our Florida markets experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions contributed to increased non-performing loans and reduced asset quality during this time period. While market conditions in our Florida markets have begun to improve, we continue to experience higher non-performing loans and reduced asset quality in these markets as compared to pre-recession levels. As of December 31, 2013, our non-performing non-covered loans totaled approximately $38.3 million, or 0.91% of total non-covered loans. Non-performing non-covered assets were approximately $68.4 million as of this same date, or 1.07% of total non-covered assets. In addition, we had approximately $30.1 million in accruing non-covered loans that were between 30 and 89 days delinquent as of December 31, 2013. If these markets do not continue to improve or once again deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of real estate owned.

Our non-performing assets adversely affect our net income in various ways. If economic and market conditions do not continue to improve, we could incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These effects, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

While we believe our allowance for loan losses is adequate as of December 31, 2013, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in our making additions to the provision for loan losses during 2014. Any failure by management to closely monitor the status of the market and make the necessary changes could have a negative effect on our operating results.

Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. Generally, trends in these factors were negative in the few years following 2007 in our Florida markets and have only partially recovered as of December 31, 2013. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally continue to remain challenging, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our Florida markets were to stop improving or once again deteriorate, a significant portion of our loans in our Florida market that were not acquired from the FDIC could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2013, non-covered loans in the Florida market totaled $1.00 billion, or 24.0% of our non-covered loans receivable. Of the Florida loans for which we do not have loss sharing, approximately 93.7% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to stop improving or once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2013, the legal lending limit of our bank subsidiary for secured loans was approximately $111.8 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. Currently, we have a total of $777.4 million committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Randy E. Mayor, Brian S. Davis and Kevin D. Hester and on our regional bank presidents Tracy M. French, Robert F. Birch and Russell D. Carter, III. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our employees, our executive officers and regional bank presidents are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

Recent legislation imposes certain executive compensation and corporate governance requirements, which could adversely affect us and our business, including our ability to recruit and retain qualified employees.

On January 25, 2011, the SEC adopted a final rule implementing certain executive compensation and corporate governance provisions of the Dodd-Frank Act. These provisions make applicable to all public companies certain executive compensation requirements similar to those imposed on participants in the TARP Capital Purchase Program. The SEC rule requires public companies to provide their shareholders with non-binding advisory votes (i) at least once every three years on the compensation paid to their named executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years. A separate, non-binding advisory shareholder vote will be required regarding golden parachute compensation arrangements for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments. Also, the SEC is required to ensure that national listing exchanges, such as the New York Stock Exchange and the NASDAQ, prohibit the listing of any companies that fail to adopt clawback policies pursuant to which incentive-based compensation paid to executives will be subject to clawback based on financial results which were subsequently restated within three years of such payment. The amount of the clawback is the amount in excess of what would have been paid under the restated results. As a public company, we are subject to the requirements of these new SEC rules, whereas some of our competitors are not publicly traded and therefore not subject to such rules.

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we plan to have some de novo branching. De novo branching and any acquisition carry with them numerous risks, including the following:

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

Our growth strategy includes strategic acquisitions of banks. We have acquired 15 banks since we started our first subsidiary bank in 1999, including six in 2010, three in 2012 and one in 2013, and will continue to consider strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, other than in connection with FDIC-assisted transactions and our acquisition of Vision Bank in 2012, our acquisition of a bank includes the acquisition of all of the target bank’s assets and liabilities, including its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

Changes in national and local economic conditions could lead to higher loan charge-offs in connection with our acquisitions.

In connection with our acquisitions since 2010, we have acquired a significant portfolio of loans. Although we marked down the loan portfolios we have acquired, there is no assurance that the non-impaired loans we acquired will not become impaired or that the impaired loans will not suffer further deterioration in value resulting in additional charge-offs to the acquired loan portfolio. Fluctuations in national, regional and local economic conditions, including those related to local residential and commercial real estate and construction markets, may increase the level of charge-offs we make to our loan portfolio, and, may consequently, reduce our net income. Such fluctuations may also increase the level of charge-offs on the loan portfolios we have acquired in the acquisitions and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

Although in connection with our 2010 FDIC-assisted acquisitions we entered into loss sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios we acquired will be indemnified by the FDIC, we are not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss sharing agreements have limited terms, which begin to expire in 2015; therefore, any charge-off of related losses that we experience after the term of the loss sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

The expiration of our loss sharing agreements in connection with our 2010 FDIC-assisted acquisitions may result in write-downs to our FDIC indemnification asset to the extent expected loan losses do not occur within the loss share coverage window, which could have a material adverse effect on our financial condition.

In conjunction with our FDIC-assisted transactions, we entered into loss sharing agreements with the FDIC which cover realized losses on loans, foreclosed real estate and certain other assets. These agreements are recorded as assets on our consolidated balance sheet to the extent of the expected loss share indemnification. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should we choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages.

Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets. As the loss share agreements approach the various expiration dates, there could be unexpected volatility in the indemnification asset as future expected loan losses might become projected to occur outside of the loss share coverage reimbursement window. If the loan losses projected to occur outside the loss share coverage reimbursement period are substantial, the resulting reductions in our FDIC indemnification asset could have a material adverse effect on our financial condition.

Our recent acquisitions have increased our commercial real estate loan portfolio, which have a greater credit risk than residential mortgage loans.

With our 2010 FDIC-assisted acquisitions and subsequent market acquisitions, our commercial loan and construction loan portfolios have become a larger portion of our total loan portfolio than they were prior to these acquisitions. These types of lending are generally considered to have more complex credit risks than traditional single-family residential lending, because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate or construction project. Consequently, these loans are more sensitive to the current adverse conditions in the real estate market and the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be more difficult to dispose of in a market decline.

Our acquisitions have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of our acquisitions, we may implement changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported adequately. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Our failure to fully comply with the loss sharing provisions relating to our FDIC acquisitions could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering us financially responsible for the full amount of any losses related to such assets.

In connection with our FDIC acquisitions in 2010, we entered into loss sharing agreements with the FDIC whereby the FDIC agreed to cover 70% or 80% of the losses on certain single family residential mortgage loans and certain commercial loans (together, “covered assets”), and 30%, 80% or 95% of the losses on such covered assets in excess of thresholds stated in the loss sharing agreements. Our management of and application of the terms and conditions of the loss sharing provisions of the Purchase and Assumption Agreements related to the covered assets is monitored by the FDIC through periodic reports that we must submit to the FDIC and on-site compliance visitations by the FDIC. If we fail to fully comply with its obligations under the loss sharing provisions of the Purchase and Assumption Agreements relating to the acquisitions, we could lose the benefit of the loss-share coverage as it applies to certain individual or pools of covered assets. Without such loss-share coverage, we would be solely financially responsible for the losses sustained by such individual or pools of assets.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to better serving customers, effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which may adversely affect our results of operations and future prospects.

A failure in or breach of our operational or security systems, or those of our third party service providers, including as a result of cyber-attacks, could disrupt our business, result in unintentional disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and cause losses.

As a financial institution, our operations rely heavily on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Any failure, interruption or breach in security or operational integrity of these systems could result in failures or disruptions in our online banking system, customer relationship management, general ledger, deposit and loan servicing and other systems. The security and integrity of our systems could be threatened by a variety of interruptions or information security breaches, including those caused by computer hacking, cyber-attacks, electronic fraudulent activity or attempted theft of financial assets. We cannot assure you that any such failures, interruption or security breaches will not occur, or if they do occur that they will be adequately addressed. While we have certain protective policies and procedures in place, the nature and sophistication of the threats continue to evolve. We may be required to expend significant additional resources in the future to modify and enhance our protective measures.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities, including exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems. Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

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

Our directors and executive officers, as a group, beneficially owned 17.45% of our common stock as of December 31, 2013. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

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

As of December 31, 2013, we have $60.8 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2013, our bank subsidiary owned or leased a total of 88 branches located in Arkansas, 53 branches Florida and seven branches in South Alabama. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

Item 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the NASDAQ Global Select Market under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing bid prices for our common stock. All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

			Quarterly Dividends
	Price per Common Share		Per Common
	High	Low	Share
2013
1st Quarter	$18.84	$16.71	$0.065
2nd Quarter	26.32	18.62	0.075
3rd Quarter	31.00	25.42	0.075
4th Quarter	38.79	28.72	0.075
2012
1st Quarter	$13.50	$12.36	$0.050
2nd Quarter	15.29	13.01	0.050
3rd Quarter	17.55	14.78	0.060
4th Quarter	17.71	16.04	0.130

As of February 21, 2014, there were approximately 912 stockholders of record of the Company’s common stock.

Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is not necessarily dependent upon the availability of earnings and future financial condition.

There were no sales of our unregistered securities during the period covered by this report.

We currently maintain a compensation plan, the Home BancShares, Inc. 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	966,142	$9.57	1,593,967
Equity compensation plans not approved by the stockholders	—	—	—

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2008, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2008 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Home BancShares, Inc.	100.00	90.30	91.78	109.21	141.89	324.95
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank and Thrift	100.00	98.66	110.14	85.64	115.00	157.46

Item 6.	SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$217,126	$177,135	$171,806	$151,122	$132,253
Total interest expense	14,531	21,535	30,551	34,708	39,943

Net interest income	202,595	155,600	141,255	116,414	92,310
Provision for loan losses	5,180	2,750	3,500	72,850	11,150

Net interest income after provision for loan losses	197,415	152,850	137,755	43,564	81,160
Non-interest income	40,365	47,969	41,309	65,049	30,659
Non-interest expense	133,307	102,368	94,722	85,001	72,883

Income before income taxes	104,473	98,451	84,342	23,612	38,936
Provision for income taxes	37,953	35,429	29,601	6,021	12,130

Net income	66,520	63,022	54,741	17,591	26,806
Preferred stock dividends and accretion of discount on preferred stock	—	—	1,828	2,680	2,576

Net income available to common stockholders	$66,520	$63,022	$52,913	$14,911	$24,230

Per share data(11):
Basic earnings per common share	$1.15	$1.12	$0.93	$0.26	$0.51
Diluted earnings per common share	1.14	1.11	0.92	0.26	0.51
Diluted earnings per common share excluding intangible amortization(1)	1.18	1.14	0.95	0.29	0.53
Book value per common share	12.92	9.17	8.38	7.51	7.36
Tangible book value per common share(2)(5)	7.94	7.43	7.18	6.26	6.33
Dividends—common	0.2900	0.2900	0.1340	0.1083	0.1091
Average common shares outstanding	57,908	56,274	56,832	56,722	47,254
Average diluted shares outstanding	58,252	56,630	57,224	57,200	47,768
Performance ratios:
Return on average assets	1.43%	1.58%	1.50%	0.55%	1.03%
Return on average assets excluding intangible amortization(6)	1.52	1.66	1.57	0.61	1.10
Return on average common equity	11.27	12.75	11.77	3.41	7.45
Return on average tangible common equity excluding intangible amortization(2)(7)	15.26	15.87	14.39	4.40	9.49
Net interest margin(10)	5.19	4.70	4.69	4.27	4.09
Efficiency ratio(3)	52.44	47.88	49.13	44.41	55.98
Asset quality:
Non-performing non-covered assets to total non-covered assets	1.07%	1.30%	1.53%	2.08%	2.12%
Non-performing non-covered loans to total non-covered loans	0.91	1.17	1.56	2.62	2.05
Allowance for loan losses for non-covered loans to non-performing non-covered loans	101.95	165.62	189.64	107.77	107.57
Allowance for loans losses for non-covered loans to total non-covered loans(9)	0.93	1.94	2.96	2.83	2.20
Net charge-offs on loans not covered by loss share to average non-covered loans	0.39	0.40	0.26	3.19	0.43

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$6,811,861	$4,242,130	$3,604,117	$3,762,646	$2,684,865
Investment securities – available-for-sale	1,175,484	726,223	671,221	469,864	322,115
Investment securities – held-to-maturity	114,621	—	—	—	—
Loans receivable not covered by loss share	4,194,437	2,331,199	1,760,086	1,892,374	1,950,285
Loans receivable covered by FDIC loss share	282,516	384,884	481,739	575,776	—
Allowance for loan losses	43,815	50,632	52,129	53,348	42,968
Intangible assets	324,034	97,742	68,283	71,110	57,737
Non-interest-bearing deposits	991,161	666,414	464,581	392,622	302,228
Total deposits	5,393,046	3,483,452	2,858,031	2,961,798	1,835,423
Subordinated debentures (trust preferred securities)	60,826	28,867	44,331	44,331	47,484
Stockholders’ equity	840,955	515,473	474,066	476,925	464,973
Capital ratios:
Common equity to assets	12.35%	12.15%	13.15%	11.4%	15.48%
Tangible common equity to tangible assets(2)(8)	7.97	10.08	11.48	9.65	13.63
Tier 1 leverage ratio(4)	9.38	10.95	12.48	12.15	17.42
Tier 1 risk-based capital ratio	10.88	13.94	17.04	16.69	20.76
Total risk-based capital ratio	11.75	15.20	18.30	17.95	22.02
Dividend payout—common	25.51	25.89	13.90	35.01	19.11

(1)	Diluted earnings per common share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 23,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 24,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 27,” for the non-GAAP tabular reconciliation.
(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for additional information on non-GAAP tabular disclosure.
(10)	Fully taxable equivalent (assuming an income tax rate of 39.225%).
(11)	Share and per share amounts have been restated for the 2-for-1 stock split in June 2013.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2013, 2012 and 2011. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2013, we had, on a consolidated basis, total assets of $6.81 billion, loans receivable, net of $4.43 billion, total deposits of $5.39 billion, and stockholders’ equity of $841.0 million.

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

Key Financial Measures

	As of or for the Years Ended December 31,(1)
	2013	2012	2011
	(Dollars in thousands, except per share data)
Total assets	$6,811,861	$4,242,130	$3,604,117
Loans receivable not covered by loss share	4,194,437	2,331,199	1,760,086
Loans receivable covered by FDIC loss share	282,516	384,884	481,739
Allowance for loan losses	43,815	50,632	52,129
FDIC claims receivable	19,124	45,224	30,216
Total deposits	5,393,046	3,483,452	2,858,031
Total stockholders’ equity	840,955	515,473	474,066
Net income available to all stockholders	66,520	63,022	54,741
Net income available to common stockholders	66,520	63,022	52,913
Basic earnings per common share	1.15	1.12	0.93
Diluted earnings per common share	1.14	1.11	0.92
Diluted earnings per common share excluding intangible amortization(2)	1.18	1.14	0.95
Net interest margin—FTE	5.19%	4.70%	4.69%
Efficiency ratio	52.44	47.88	49.13
Return on average assets	1.43	1.58	1.50
Return on average common equity	11.27	12.75	11.77

(1)	Share and per share amounts have been restated for the 2-for-1 stock split in June 2013.
(2)	See Table 23 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.

2013 Overview

Our net income increased 5.6% to $66.5 million for the year ended December 31, 2013, from $63.0 million for the same period in 2012. On a diluted earnings per share basis, our earnings increased 2.7% to $1.14 for the year ended December 31, 2013, as compared to $1.11 for the same period in 2012. Excluding the $18.4 million of 2013 merger expenses associated with the acquisition of Liberty Bancshares, Inc. (“Liberty”), diluted earnings per share for the year ended 2013 was $1.33 per share. Excluding the net total expense of $2.0 million for merger expenses and gain on acquisition associated with the three acquisitions completed during 2012, diluted earnings per share for the year ended 2012 was $1.13 per share. Excluding merger expenses and acquisition gain, this represents an increase of $0.20 per share or 17.7% for the year ended 2013 when compared to the previous year. Excluding merger expenses and acquisition gain, net income for the years ended 2013 and 2012 would have been $77.7 million and $64.2 million, respectively, for an increase of $13.5 million or 21.0%. The $13.5 million increase in net income excluding the non-fundamental items is primarily associated with a full year of additional net income from our 2012 acquisitions of Vision, Heritage and Premier plus 69 days of net income from our 2013 acquisition of Liberty.

Our return on average assets was 1.43% for the year ended December 31, 2013, compared to 1.58% for the same period in 2012. Our return on average common equity was 11.27% for the year ended December 31, 2013, compared to 12.75% for the same period in 2012. Excluding merger expenses and acquisition gain our return on average assets was 1.67% for the year ended December 31, 2013, compared to 1.61% for the same period in 2012. Excluding merger expenses and acquisition gain, our return on average common equity was 13.17% for the year ended December 31, 2013, compared to 12.99% for the same period in 2012. The improved performance ratios excluding the non-fundamental items were primarily due to the growth in the Company from our acquisitions.

Our net interest margin, on a fully taxable equivalent basis, was 5.19% for the year ended December 31, 2013, compared to 4.70% for the same period in 2012. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the non-covered loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our 2010 FDIC acquisitions have helped improve the yield on the total loan portfolio and the total net interest margin. Thirteen of the FDIC loss sharing covered loan pools evaluated by the Company during 2013 were determined to have material projected credit improvements. As a result of these improvements, the Company is recognizing approximately $29.7 million as an adjustment to yield over the weighted average life of the loans with $11.4 million of this amount being recognized during 2013. Additionally, during the third quarter of 2013, one of the thirteen pools with a material projected credit improvement paid off in its entirety. As a result of this payoff we collected $1.9 million of unexpected 2013 cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as a 2013 adjustment to yield on loans and is included in the $11.4 million recognized during 2013. For the years ended December 31, 2013 and 2012, the effective yield on non-covered loans was 6.01% and 6.28% and covered loans was 11.61% and 7.63%, respectively.

Our efficiency ratio was 52.44% for the year ended December 31, 2013, compared to 47.88% for the same period in 2012. Our core efficiency ratio at 45.49% and 45.73% for the years ended December 31, 2013 and 2012, respectively, demonstrates our consistently tight expense controls. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses.

Our total assets increased $2.57 billion, an increase of 60.6%, to $6.81 billion as of December 31, 2013, from $4.24 billion as of December 31, 2012. Excluding the $2.82 billion of assets acquired from our 2013 acquisitions of Liberty our total assets as of December 31, 2013 decreased $249.6 million, a decline of 5.9%. Our loan portfolio not covered by loss share increased $1.86 billion, an increase of 79.9%, to $4.19 billion as of December 31, 2013, from $2.33 billion as of December 31, 2012. Excluding the $1.73 billion of loans acquired during the year from our 2013 acquisition of Liberty our loan portfolio not covered by loss share increased by $131.6 million, an increase 5.6%. The increase in the non-covered loan portfolio is primarily associated with the improved loan demand from historical lows in the prior years. Our loan portfolio covered by loss share decreased by $102.4 million, a reduction of 26.6%, to $282.5 million as of December 31, 2013, from $384.9 million as of December 31, 2012. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2013. Stockholders’ equity increased $325.5 million, an increase of 63.1%, to $841.0 million as of December 31, 2013, compared to $515.5 million as of December 31, 2012. The increase in stockholders’ equity is primarily associated with the $290.1 million of common stock issued to the Liberty shareholders combined with the $50.4 million of comprehensive income less the $17.0 million of dividends paid for 2013.

As of December 31, 2013, our non-performing non-covered loans increased to $38.3 million, or 0.91%, of total non-covered loans from $27.3 million, or 1.17%, of total non-covered loans as of December 31, 2012. The allowance for loan losses as a percent of non-performing non-covered loans was 101.95% as of December 31, 2013, compared to 165.62% from December 31, 2012. Non-performing non-covered loans in Florida were $20.3 million at December 31, 2013 compared to $15.2 million as of December 31, 2012. Non-performing non-covered loans in Arkansas were $17.9 million at December 31, 2013 compared to $12.1 million as of December 31, 2012. As of December 31, 2013 and 2012, no loans in Alabama were non-performing.

As of December 31, 2013, our non-performing non-covered assets increased to $68.4 million, or 1.07%, of total non-covered assets from $47.8 million, or 1.30%, of total assets as of December 31, 2012. Non-performing non-covered assets in Florida were $24.9 million at December 31, 2013 compared to $23.2 million as of December 31, 2012. Non-performing non-covered assets in Arkansas were $43.5 million at December 31, 2013 compared to $24.6 million as of December 31, 2012. As of December 31, 2013 and 2012, no assets in Alabama were non-performing.

As a result of the Liberty non-performing non-covered loans and assets purchased during the acquisition combined with zero Liberty legacy allowance for loan losses being allowed to carry over, this large acquisition has changed the composition of our asset quality ratios from the prior year.

2012 Overview

Our net income increased 15.1% to $63.0 million for the year ended December 31, 2012, from $54.7 million for the same period in 2011. On a diluted earnings per share basis, our net earnings increased 20.5% to $1.11 for the year ended December 31, 2012, as compared to $0.92 for the same period in 2011.

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

Our total assets increased $638.0 million, an increase of 17.7%, to $4.24 billion as of December 31, 2012, from $3.60 billion as of December 31, 2011. Excluding the $1.02 billion of assets acquired from our 2012 acquisitions of Vision, Heritage and Premier, our total assets as of December 31, 2012 decreased $381.1 million, a decline of 10.6%. Our loan portfolio not covered by loss share increased $571.1 million, an increase of 32.4%, to $2.33 billion as of December 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $571.0 million of loans acquired during the year from our 2012 acquisitions of Vision, Heritage and Premier, our loan portfolio not covered by loss share increased slightly by $70,000, an increase of less than 0.01%. Our loan portfolio covered by loss share decreased by $96.9 million, a reduction of 20.1%, to $384.9 million as of December 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $41.4 million, an increase of 8.7%, to $515.5 million as of December 31, 2012, compared to $474.1 million as of December 31, 2011. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $67.0 million of comprehensive income less the $16.3 million of dividends paid for 2012 and $13.5 million used to repurchase 910,896 shares (split adjusted) of common stock.

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

Investments – Available-for-sale. Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity and other comprehensive income (loss), net of taxes. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale.

Investments – Held-to-Maturity. Securities held-to-maturity, which include any security for which the Company has the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to the management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Acquisitions

Acquisition Liberty Bancshares, Inc.

On October 24, 2013, Home BancShares, Inc. acquired all of the issued and outstanding shares of common stock of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”). Under the terms of the agreement, shareholders of Liberty received $290.1 million of HBI common stock plus $30.0 million in cash. Also on October 24, 2013, Liberty Bank was merged into Centennial Bank. We also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

Prior to the acquisition, Liberty operated 46 banking offices located in Northeast Arkansas, Northwest Arkansas and Western Arkansas. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Liberty Bank.

Acquisition Premier Bank

On December 1, 2012, Home BancShares, Inc. completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank, a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to the Premier Agreement with PBHC, dated August 14, 2012. The Company has merged Premier with and Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

The Premier acquisition was conducted in accordance with the provisions of Section 363 of the Bankruptcy Code pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the Bankruptcy Court on August 14, 2012. The sale of Premier by PBHC was subject to certain bidding procedures approved by the Bankruptcy Court. No qualifying competing bids were received. The Bankruptcy Court entered a final order on November 29, 2012 approving the sale of Premier to the Company pursuant to and in accordance with the Premier Agreement.

Prior to the acquisition, Premier conducted banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one). Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $264.8 million in assets, $11.5 million in investment securities, $4.0 million of federal funds sold, $138.1 million in loans including loan discounts, $5.1 million of bank premises and equipment, $7.6 million of foreclosed assets, $8.6 million of goodwill, $1.9 million of core deposit intangible, $5.7 million in cash value of life insurance, $246.3 million of deposits and $13.3 million of FHLB borrowed funds.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Premier Bank.

Acquisition Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss sharing agreement with the FDIC.

Prior to the acquisition, Heritage operated three banking offices located in Tampa, Lutz and Wesley Chapel, Florida. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $224.8 million in assets including a cash settlement of $82.4 million to balance the transaction, federal funds sold of $7.0 million, approximately $92.6 million in performing loans including loan discounts, core deposit intangible of $1.1 million and approximately $219.5 million of deposits.

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the years ended December 31, 2013 and 2012:

Changes in FDIC Indemnification Asset

	2013	2012
	(Dollars in thousands)
Beginning balance	$139,646	$193,856
Incurred claims for FDIC covered credit losses	(43,088)	(61,933)
FDIC indemnification accretion/(amortization)	(10,401)	1,721
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	3,454	6,002

Ending balance	$89,611	$139,646

FDIC-Assisted Acquisitions – True-Up

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

The amount of FDIC-assisted acquisitions true-up accrued at December 31, 2013 and 2012 was $8.0 million and $7.1 million, respectively.

Future Acquisitions

In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas and other nearby markets, in South Alabama and in Florida, through pursuing non FDIC-assisted bank acquisitions and FDIC-assisted acquisition opportunities.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During 2013, the Company opened two de novo branch locations, one on Highway 30A in Seagrove, Florida and the other in Pensacola, Florida. The Company also opened a loan production office in Pensacola, Florida and subsequently converted it to a full-service branch during the year just ended. During 2012 and 2011 no de novo branches were opened. The Company currently has no plans for additional de novo branch locations.

The Company acquired 46 Arkansas locations as a result of the Liberty acquisition. In an effort to achieve efficiencies from this transaction, the Company subsequently closed or merged four locations. During 2013, the Company also closed five other branches – one in South Arkansas, one in Panama City, Florida and three in Tallahassee, Florida in an effort to improve operational efficiencies. During the first quarter of 2014, the Company has plans to close one branch in Panacea, Florida. The Company had 88 branches in Arkansas, 53 branches in Florida and seven branches in Alabama at December 31, 2013.

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Our net income increased 5.6% to $66.5 million for the year ended December 31, 2013, from $63.0 million for the same period in 2012. On a diluted earnings per share basis, our earnings increased 2.7% to $1.14 for the year ended December 31, 2013, as compared to $1.11 for the same period in 2012. Excluding the $18.4 million of 2013 merger expenses associated with the acquisition of Liberty, diluted earnings per share for the year ended 2013 was $1.33 per share. Excluding the net total expense of $2.0 million for merger expenses and gain on acquisition associated with the three acquisitions completed during 2012, diluted earnings per share for the year ended 2012 was $1.13 per share. Excluding merger expenses and acquisition gain, this represents an increase of $0.20 per share or 17.7% for the year ended 2013 when compared to the previous year. Excluding merger expenses and acquisition gain, net income for the years ended 2013 and 2012 would have been $77.7 million and $64.2 million, respectively, for an increase of $13.5 million or 21.0%. The $13.5 million increase in net income excluding the non-fundamental items is primarily associated with a full year of additional net income from our 2012 acquisitions of Vision, Heritage and Premier plus 69 days of net income from our 2013 acquisition of Liberty.

Our net income increased 15.1% to $63.0 million for the year ended December 31, 2012, from $54.7 million for the same period in 2011. On a diluted earnings per share basis, our net earnings increased 20.5% to $1.11 (split adjusted) for the year ended December 31, 2012, as compared to $0.92 (split adjusted) for the same period in 2011.

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

Our net income increased 211.2% to $54.7 million for the year ended December 31, 2011, from $17.6 million for the same period in 2010. On a diluted earnings per share basis, our net earnings increased 255.8% to $0.92 (split adjusted) for the year ended December 31, 2011, as compared to $0.26 (split adjusted) for the same period in 2010.

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

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for years ended December 31, 2013, 2012 and 2011).

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

Our 2010 FDIC acquisitions have helped improve the yield on the total loan portfolio and the total net interest margin. Thirteen of the FDIC loss sharing covered loan pools evaluated by the Company during 2013 were determined to have material projected credit improvements. As a result of these improvements, the Company is recognizing approximately $29.7 million as an adjustment to yield over the weighted average life of the loans with $11.4 million of this amount being recognized during 2013. Additionally, during the third quarter of 2013, one of the thirteen pools with a material projected credit improvement paid off in its entirety. As a result of this payoff we collected $1.9 million of unexpected 2013 cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as a 2013 adjustment to yield on loans and is included in the $11.4 million recognized during 2013.

Net interest income on a fully taxable equivalent basis increased $46.9 million, or 29.3%, to $206.9 million for the year ended December 31, 2013, from $160.1 million for the same period in 2012. This increase in net interest income was the result of a $39.8 million increase in interest income combined with a $7.0 million decrease in interest expense. The $39.8 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $7.0 million decrease in interest expense for the year ended December 31, 2013, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with a decrease in the volume of our average time deposits and subordinated debentures. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $7.7 million decrease in interest expense. The lower level of our average time deposits and subordinated debentures offset by increases in the remaining interest bearing liabilities resulted in an increase in interest expense of approximately $739,000.

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

Net interest margin, on a fully taxable equivalent basis, was 5.19% for the year ended December 31, 2013 compared to 4.70% for the same period in 2012, respectively. Our ability to improve pricing on interest bearing deposits combined with additional yield on FDIC loss sharing loans, which more than offset the lower interest rates on newly originated loans in the loan portfolio during this historically low rate environment, allowed the Company to expand net interest margin. The effective yield on non-covered loans for the year ended December 31, 2013 was 6.01%. The effective yield on covered loans for the year ended December 31, 2013 was 11.61%. Excluding the $11.4 million of additional yield for the year ended December 31, 2013, the pro-forma effective yield on covered loans was 8.17%.

When adjusted for the previously discussed $11.4 million of additional yield for the year ended 2013, net interest margin, on a fully taxable equivalent basis, was 4.91% for the year just ended compared to 4.70% for the year ended 2012.

Net interest margin, on a fully taxable equivalent basis, was 4.70% for the year ended December 31, 2012 compared to 4.69% for the same period in 2011, respectively. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our acquisitions have helped maintain the yield on the loan portfolio. For the year ended December 31, 2012, the effective yield on non-covered loans and covered loans was 6.28% and 7.63%, respectively.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2013, 2012 and 2011, as well as changes in fully taxable equivalent net interest margin for the years 2013 compared to 2012 and 2012 compared to 2011.

Table 1: Analysis of Net Interest Income

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest income	$217,126	$177,135	$171,806
Fully taxable equivalent adjustment	4,332	4,475	4,467

Interest income - fully taxable equivalent	221,458	181,610	176,273
Interest expense	14,531	21,535	30,551

Net interest income - fully taxable equivalent	$206,927	$160,075	$145,722

Yield on earning assets - fully taxable equivalent	5.56%	5.34%	5.68%
Cost of interest-bearing liabilities	0.44	0.74	1.13
Net interest spread - fully taxable equivalent	5.12	4.60	4.55
Net interest margin - fully taxable equivalent	5.19	4.70	4.69

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2013 vs. 2012	2012 vs. 2011
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$37,621	$12,026
Increase (decrease) in interest income due to change in earning asset yields	2,227	(6,689)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(739)	1,431
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	7,743	7,585

Increase (decrease) in net interest income	$46,852	$14,353

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2013, 2012 and 2011. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2013			2012			2011
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$102,777	$254	0.25%	$165,862	$379	0.23%	$178,476	$418	0.23%
Federal funds sold	13,619	29	0.21	7,175	17	0.24	5,735	11	0.19
Investment securities - taxable	665,495	12,298	1.85	580,826	11,226	1.93	400,152	9,244	2.31
Investment securities - non- taxable	198,198	9,814	4.95	158,231	10,023	6.33	150,776	10,017	6.64
Loans receivable	3,005,470	199,063	6.62	2,490,901	159,965	6.42	2,369,216	156,583	6.61

Total interest-earning assets	3,985,559	221,458	5.56	3,402,995	181,610	5.34	3,104,355	176,273	5.68

Non-earning assets	668,656			575,728			553,901

Total assets	$4,654,215			$3,978,723			$3,658,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,939,497	$3,437	0.18%	$1,501,093	$3,572	0.24%	$1,132,798	$5,084	0.45%
Time deposits	1,038,246	6,307	0.61	1,148,072	11,417	0.99	1,318,868	17,884	1.36

Total interest-bearing deposits	2,977,743	9,744	0.33	2,649,165	14,989	0.57	2,451,666	22,968	0.94
Federal funds purchased	520	4	0.77	273	1	0.37	12	—	0.00
Securities sold under agreement to repurchase	88,081	424	0.48	67,040	407	0.61	66,851	483	0.72
FHLB and other borrowed funds	191,258	3,841	2.01	136,312	4,364	3.20	150,146	4,940	3.29
Subordinated debentures	19,938	518	2.60	39,852	1,774	4.45	44,331	2,160	4.87

Total interest-bearing liabilities	3,277,540	14,531	0.44	2,892,642	21,535	0.74	2,713,006	30,551	1.13

Non-interest-bearing liabilities
Non-interest-bearing deposits	761,540			569,017			443,781
Other liabilities	25,071			22,946			26,870

Total liabilities	4,064,151			3,484,605			3,183,657
Stockholders’ equity	590,064			494,118			474,599

Total liabilities and stockholders’ equity	$4,654,215			$3,978,723			$3,658,256

Net interest spread			5.12%			4.60%			4.55%
Net interest income and margin		$206,927	5.19		$160,075	4.70		$145,722	4.69

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2013 compared to 2012 and 2012 compared to 2011 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Years Ended December 31,
	2013 over 2012			2012 over 2011
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(154)	$29	$(125)	$(29)	$(10)	$(39)
Federal funds sold	14	(2)	12	3	3	6
Investment securities - taxable	1,582	(510)	1,072	3,673	(1,691)	1,982
Investment securities - non-taxable	2,235	(2,444)	(209)	483	(477)	6
Loans receivable	33,944	5,154	39,098	7,896	(4,514)	3,382

Total interest income	37,621	2,227	39,848	12,026	(6,689)	5,337

Interest expense:
Interest-bearing transaction and savings deposits	901	(1,036)	(135)	1,335	(2,847)	(1,512)
Time deposits	(1,008)	(4,102)	(5,110)	(2,114)	(4,353)	(6,467)
Federal funds purchased	1	2	3	1	—	1
Securities sold under agreement to repurchase	112	(95)	17	1	(77)	(76)
FHLB and other borrowed funds	1,418	(1,941)	(523)	(446)	(130)	(576)
Subordinated debentures	(685)	(571)	(1,256)	(208)	(178)	(386)

Total interest expense	739	(7,743)	(7,004)	(1,431)	(7,585)	(9,016)

Increase (decrease) in net interest income	$36,882	$9,970	$46,852	$13,457	$896	$14,353

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall during a recession. The recession in the latter years of the last decade harshly impacted the real estate market in Florida. The economic conditions particularly in our Florida market have improved recently, although not to pre-recession levels. Our Arkansas markets’ economies have been fairly stable over the past several years with no boom or bust. As a result, the Arkansas economy fared better with its real estate values during this time period.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.

There was $991,000, $1.5 million and zero provision for covered loans for years ended December 31, 2013, 2012 and 2011, respectively.

The $991,000 of provision for loan losses for the year ended December 31, 2013 is a result of the quarterly 2013 impairment testing on the estimated cash flows of the covered loans. This testing established that six pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $4.4 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the year ended December 31, 2013. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $3.5 million resulting in a net provision for loan losses of $991,000.

The $1.5 million of provision for loan losses for the year ended December 31, 2012 is a result of impairment testing on the estimated cash flows of the covered loans during the second and third quarters of 2012 which established that four pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at December 31, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

Our provision for loan losses for non-covered loans increased $2.9 million for the year ended December 31, 2013 to $4.2 million from $1.3 million for the year ended December 31, 2012. The net loans charged off for non-covered loans for the years ended December 31, 2013, 2012 and 2011 were $10.3 million, $8.2 million and $4.7 million. For the years ended December 31, 2013, 2012 and 2011, approximately $1.8 million, $5.0 million and $6.5 million, respectively, of the net charge offs are from our Florida market. The remaining $8.5 million and $3.2 million predominately related to net charge-offs on loans in our Arkansas market for the years ended December 31, 2013 and 2012, respectively. The remaining $1.8 million predominately relates to net recoveries on loans in our Arkansas market for the year ended December 31, 2011. See “Allowance for Loan Losses” in the Management’s Discussion and Analysis for an additional discussion of Arkansas, Florida and Alabama charge-offs.

Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward. More specifically, the Company anticipates an increase in the provision for loan losses for non-covered loans during 2014 versus 2013. This expected increase is not an indication of an anticipated decline in asset quality but a reflection of the migration of the Liberty loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance the allowance for loan losses is not carried over in an acquisition. As a result virtually none of the Liberty loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired Liberty loans payoff and the Liberty footprint originates loan productions, it will become necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb probable credit losses on this loan production.

Non-Interest Income

Total non-interest income was $40.4 million in 2013, compared to $48.0 million in 2012 and $41.3 million in 2011. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 5 measures the various components of our non-interest income for the years ended December 31, 2013, 2012, and 2011, respectively, as well as changes for the years 2013 compared to 2012 and 2012 compared to 2011.

Table 5: Non-Interest Income

	Years Ended December 31,			2013 Change		2012 Change
	2013	2012	2011	from 2012		from 2011
	(Dollars in thousands)
Service charges on deposit accounts	$17,870	$15,069	$14,087	$2,801	18.6%	$982	7.0%
Other service charges and fees	16,002	12,428	9,929	3,574	28.8	2,499	25.2
Mortgage lending income	5,988	5,192	2,993	796	15.3	2,199	73.5
Insurance commissions	2,420	1,869	1,856	551	29.5	13	0.7
Income from title services	523	462	448	61	13.2	14	3.1
Increase in cash value of life insurance	836	873	1,128	(37)	(4.2)	(255)	(22.6)
Dividends from FHLB, FRB, Bankers’ bank & other	1,028	1,167	680	(139)	(11.9)	487	71.6
Gain on acquisitions	—	5,205	—	(5,205)	(100.0)	5,205	100.0
Gain on sale of SBA loans	135	404	259	(269)	(66.6)	145	56.0
Gain (loss) on sale of premises and equipment, net	397	324	73	73	22.5	251	343.8
Gain (loss) on OREO, net	1,651	(49)	(638)	1,700	3,469.4	589	92.3
Gain (loss) on securities, net	111	9	2,248	102	1,133.3	(2,239)	(99.6)
FDIC indemnification accretion/ (amortization), net	(10,401)	1,721	5,517	(12,122)	(704.4)	(3,796)	(68.8)
Other income	3,805	3,295	2,729	510	15.5	566	20.7

Total non-interest income	$40,365	$47,969	$41,309	$7,604	(15.9)%	$6,660	16.1%

Non-interest income excluding gains on acquisitions decreased $2.4 million, or 5.6%, to $40.4 million for the year ended December 31, 2013 from $42.8 million for the same period in 2012.

The primary factors that resulted in the 2013 decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, mortgage lending income, insurance commissions, changes in OREO gains and other income.

Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset was recorded at fair value at the acquisition date. The difference between the fair value recorded at the acquisition date and the gross reimbursements expected to be received from the FDIC are accreted into income over the life of the indemnification asset using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties. Because of this time value of money type accretion, the accretion amounts are higher in initial periods and decline during future periods. In addition, we have seen further reductions as pools evaluated by the Company are determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event reduces the indemnification asset. This reduction is amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. This amortization will be shown as a reduction to FDIC indemnification non-interest income going forward.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts is primarily from our 2012 and 2013 acquisitions.

•	The increase in other service charges and fees is primarily from our 2012 and 2013 acquisitions. Included in this growth was approximately $269,000 of trust fees associated with the 69 days in which Liberty was part of the Company.

•	The increase in mortgage lending income is primarily related to mortgage lending activities resulting from the historically low rate environment during 2013 plus additional volume from the 2012 and 2013 acquisitions.

•	The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during 2013 including the payoff of one covered loan pool. As a result of the impairment testing, those loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $20.9 million of which $10.3 million was recognized for the year ended December 31, 2013. The $20.9 million is being amortized over the weighted average life of the shared-loss agreement. As a result of the covered pool payoff, $1.9 million of unexpected 2013 cash flows were recognized as an adjustment to yield on loans for 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings 2013 and is included in the $10.3 million.

•	The increase in insurance is primarily from internal growth and our Liberty acquisition.

•	The increase in other income is primarily from $326,000 of tax-free life insurance proceeds during 2013. The proceeds were in connection with two former associates who were not currently with the Company.

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

Table 6 below sets forth a summary of non-interest expense for the years ended December 31, 2013, 2012, and 2011, as well as changes for the years ended 2013 compared to 2012 and 2012 compared to 2011.

Table 6: Non-Interest Expense

	Years Ended December 31,			2013 Change		2012 Change
	2013	2012	2011	from 2012		from 2011
	(Dollars in thousands)
Salaries and employee benefits	$58,394	$47,289	$42,825	$11,105	23.5%	$4,464	10.4%
Occupancy and equipment	17,168	14,500	14,197	2,668	18.4	303	2.1
Data processing expense	5,393	4,930	4,601	463	9.4	329	7.2
Other operating expenses:
Advertising	1,829	2,447	4,270	(618)	(25.3)	(1,823)	(42.7)
Merger and acquisition expenses	18,378	7,157	145	11,221	156.8	7,012	4,835.9
Amortization of intangibles	3,624	2,761	2,827	863	31.3	(66)	(2.3)
Electronic banking expense	4,207	3,175	2,733	1,032	32.5	442	16.2
Directors’ fees	767	807	811	(40)	(5.0)	(4)	(0.5)
Due from bank service charges	616	536	496	80	14.9	40	8.1
FDIC and state assessment	2,849	2,313	4,283	536	23.2	(1,970)	(46.0)
Insurance	2,449	1,774	1,673	675	38.0	101	6.0
Legal and accounting	1,393	1,065	1,603	328	30.8	(538)	(33.6)
Other professional fees	1,928	1,655	1,954	273	16.5	(299)	(15.3)
Operating supplies	1,439	1,134	1,168	305	26.9	(34)	(2.9)
Postage	945	896	942	49	5.5	(46)	(4.9)
Telephone	1,260	1,074	977	186	17.3	97	9.9
Other expense	10,668	8,855	9,217	1,813	20.5	(362)	(3.9)

Total non-interest expense	$133,307	$102,368	$94,722	$30,939	30.2%	$7,646	8.1%

Non-interest expense, excluding merger expenses, increased $19.7 million, or 20.7%, to $114.9 million for the year ended December 31, 2013, from $95.2 million for the same period in 2012. These increases primarily result from additional expense associated with the acquisitions during 2012 and 2013. These acquisitions have grown the Company from $3.60 billion in total assets as of December 31, 2011 to $6.81 billion as of December 31, 2013. The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2013.

Non-interest expense excluding merger expenses increased $634,000, or 0.7%, to $95.2 million for the year ended December 31, 2012, from $94.6 million for the same period in 2011.

Additional details on some of the more significant 2012 changes from 2011 are as follows:

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

Income Taxes

The provision for income taxes increased $2.5 million, or 7.1%, to $38.0 million for the year ended December 31, 2013, from $35.4 million for 2012. The provision for income taxes increased $5.8 million, or 19.7%, to $35.4 million for the year ended December 31, 2012, from $29.6 million for 2011. The effective tax rate for the years ended December 31, 2013, 2012 and 2011 were 36.3%, 36.0% and 35.1%, respectively.

The higher effective income tax rate for 2013 is primarily associated with our higher pre-tax income for 2013. During 2012, we recorded $98.5 million of pre-tax income compared to $104.5 million in 2013 or an increase of $6.0 million. The increased pre-tax income at our marginal tax rate of 39.225% resulted in an increase of income taxes of approximately $2.4 million or 93.6% of the change for 2013.

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

Financial Conditions as of and for the Years Ended December 31, 2013 and 2012

Our total assets increased $2.57 billion, an increase of 60.6%, to $6.81 billion as of December 31, 2013, from $4.24 billion as of December 31, 2012. Excluding the $2.82 billion of assets acquired from our 2013 acquisition of Liberty, our total assets as of December 31, 2013 decreased $249.6 million, a decline of 5.9%. Our loan portfolio not covered by loss share increased $1.86 billion, an increase of 79.9%, to $4.19 billion as of December 31, 2013, from $2.33 billion as of December 31, 2012. Excluding the $1.73 billion of loans acquired during the year from our 2013 acquisition of Liberty, our loan portfolio not covered by loss share increased by $131.6 million, an increase 5.6%. The increase in the non-covered loan portfolio is primarily associated with the improved loan demand from historical lows in the prior years. Our loan portfolio covered by loss share decreased by $102.4 million, a reduction of 26.6%, to $282.5 million as of December 31, 2013, from $384.9 million as of December 31, 2012. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2013. Stockholders’ equity increased $325.5 million, an increase of 63.1%, to $841.0 million as of December 31, 2013, compared to $515.5 million as of December 31, 2012. The increase in stockholders’ equity is primarily associated with the $290.1 million of common stock issued to the Liberty shareholders combined with the $50.4 million of comprehensive income less the $17.0 million of dividends paid for 2013.

Our total assets increased $638.0 million, an increase of 17.7%, to $4.24 billion as of December 31, 2012, from $3.60 billion as of December 31, 2011. Excluding the $1.02 billion of assets acquired from our 2012 acquisitions of Vision, Heritage and Premier, our total assets as of December 31, 2012 decreased $381.1 million, a decline of 10.6%. Our loan portfolio not covered by loss share increased $571.1 million, an increase of 32.4%, to $2.33 billion as of December 31, 2012, from $1.76 billion as of December 31, 2011. Excluding the $571.0 million of loans acquired during the year from our 2012 acquisitions of Vision, Heritage and Premier, our loan portfolio not covered by loss share increased slightly by $70,000, an increase of less than 0.01%. Our loan portfolio covered by loss share decreased by $96.9 million, a reduction of 20.1%, to $384.9 million as of December 31, 2012, from $481.7 million as of December 31, 2011. Stockholders’ equity increased $41.4 million, an increase of 8.7%, to $515.5 million as of December 31, 2012, compared to $474.1 million as of December 31, 2011. The decrease in loans is primarily associated with historically low loan demand and payoffs in our non-covered and covered loan portfolios. The increase in stockholders’ equity is primarily associated with the $67.0 million of comprehensive income less the $16.3 million of dividends paid for 2012 and $13.5 million used to repurchase 910,896 shares (split adjusted) of common stock.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $2.67 billion during 2013, $2.06 billion during 2012 and $1.83 billion during 2011. Non-covered loans were $4.19 billion, $2.33 billion and $1.76 billion as of December 31, 2013, 2012 and 2011, respectively. Excluding the $1.73 billion of loans acquired from Liberty our non-covered loan portfolio increased $131.6 million or 5.6% from 2012 to 2013. Excluding the $571.0 million of loans acquired from Vision, Heritage and Premier our, non-covered loan portfolio increased $11.7 million or less than 1% from 2011 to 2012. The loan growth for 2013 as compared to the previous year indicates improvements in the economic environment. In prior years we experienced lower loan demand and payoffs in our non-covered portfolios as our customers grew more cautious in the weaker economy. These concerns appear to be subsiding.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.31 billion, $772.3 million and $160.0 million as of December 31, 2013 in Arkansas, Florida and Alabama, respectively.

As of December 31, 2013, we had $344.3 million of construction/land development loans which were collateralized by land. This consisted of $187.0 million for raw land and $157.3 million for land with commercial and/or residential lots.

Table 7 presents our period end loan balances not covered by loss share by category as of the dates indicated.

Table 7: Non-Covered Loan Portfolio

	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,739,668	$1,019,039	$698,986	$805,635	$808,983
Construction/land development	562,667	254,800	361,846	348,768	368,723
Agricultural	81,618	32,513	28,535	26,798	33,699
Residential real estate loans:
Residential 1-4 family	913,332	549,269	349,543	371,381	382,504
Multifamily residential	213,232	129,742	56,909	59,319	62,609

Total real estate	3,510,517	1,985,363	1,495,819	1,611,901	1,656,518
Consumer	69,570	37,462	37,923	51,642	39,084
Commercial and industrial	511,421	256,908	176,276	184,014	219,847
Agricultural	37,129	19,825	21,784	16,549	10,280
Other	65,800	31,641	28,284	28,268	24,556

Loans receivable not covered by loss share	$4,194,437	$2,331,199	$1,760,086	$1,892,374	$1,950,285

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

As of December 31, 2013, non-covered commercial real estate loans totaled $2.38 billion, or 56.8% of our non-covered loan, which is comparable to $1.31 billion, or 56.0% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama total non-covered commercial real estate loans are approximately 10.2% and 2.0% of our total non-covered loan portfolio, respectively.

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

As of December 31, 2013, non-covered residential real estate loans totaled $1.13 billion, or 26.9% of our non-covered loan portfolio, compared to the $679.0 million, or 29.1% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama total non-covered residential real estate loans are approximately 5.7% and 1.4% of our total non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economy as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2013, our non-covered installment consumer loan portfolio totaled $69.6 million, or 1.7% of our total non-covered loan portfolio, compared to the $37.5 million, or 1.6% of our non-covered loan portfolio as of December 31, 2012. Our Florida and Alabama non-covered consumer loans are less than 1% of our non-covered loan portfolio.

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

As of December 31, 2013, non-covered commercial and industrial loans outstanding totaled $511.4 million, or 12.2% of our non-covered loan portfolio, compared to $256.9 million, or 11.0% of our non-covered loan portfolio, as of December 31, 2012. Our Florida and Alabama total non-covered commercial and industrial loans are less than 1% of our non-covered loan portfolio.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of December 31, 2013

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,739,668	$117,164	$1,856,832
Construction/land development	562,667	48,388	611,055
Agricultural	81,618	1,232	82,850
Residential real estate loans
Residential 1-4 family	913,332	98,403	1,011,735
Multifamily residential	213,232	10,378	223,610

Total real estate	3,510,517	275,565	3,786,082
Consumer	69,570	20	69,590
Commercial and industrial	511,421	5,852	517,273
Agricultural	37,129	—	37,129
Other	65,800	1,079	66,879

Total	$4,194,437	$282,516	$4,476,953

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2013. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

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

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$46,687	$1,418,659	$391,486	$1,856,832
Construction/land development	23,339	532,740	54,976	611,055
Agricultural	2,133	66,252	14,465	82,850
Residential real estate loans
Residential 1-4 family	20,077	716,079	275,579	1,011,735
Multifamily residential	814	194,433	28,363	223,610

Total real estate	93,050	2,928,163	764,869	3,786,082
Consumer	773	66,741	2,076	69,590
Commercial and industrial	9,581	466,973	40,719	517,273
Agricultural	618	36,398	113	37,129
Other	659	57,907	8,313	66,879

Total loans receivable	$104,681	$3,556,182	$816,090	$4,476,953

Non-covered with fixed interest rates	$49,721	$2,844,980	$432,805	$3,327,506
Non-covered with floating interest rates	6,364	324,537	244,585	575,486
Acquired loans with accretable yield	48,596	386,665	138,700	573,961

Total	$104,681	$3,556,182	$816,090	$4,476,953

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

We first reported non-covered loans acquired with deteriorated credit quality in our December 31, 2012 financial statements following our acquisitions of Heritage and Premier in the fourth quarter of 2012. The credit metrics most heavily impacted by our acquisition of acquired non-covered loans with deteriorated credit quality in our acquisitions of Heritage and Premier were the following credit quality indicators listed in Table 10 below:

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

Table 10 sets forth information with respect to our non-performing non-covered assets as of December 31, 2013, 2012, 2011, 2010, and 2009. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 10: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Non-accrual non-covered loans	$15,133	$21,336	$26,496	$48,924	$37,056
Non-covered loans past due 90 days or more (principal or interest payments)	23,141	5,937	993	578	2,889

Total non-performing non-covered loans	38,274	27,273	27,489	49,502	39,945

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	29,869	20,393	16,660	11,626	16,484
Other non-performing non-covered assets	281	164	8	77	371

Total other non-performing non-covered assets	30,150	20,557	16,668	11,703	16,855

Total non-performing non-covered assets	$68,424	$47,830	$44,157	$61,205	$56,800

Allowance for loan losses for non-covered loans to non-performing non-covered loans	101.95%	165.62%	189.64%	107.77%	107.57%
Non-performing non-covered loans to total non-covered loans	0.91	1.17	1.56	2.62	2.05
Non-performing non-covered assets to total non-covered assets	1.07	1.30	1.53	2.08	2.12

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contained approximately 53.1% and 55.6% of our non-performing non-covered loans as of December 31, 2013 and 2012, respectively.

Total non-performing non-covered loans were $38.3 million as of December 31, 2013, compared to $27.3 million as of December 31, 2012 for an increase of $11.0 million. Of the $11.0 million increase in non-performing loans, $5.8 million is from an increase in non-performing loans in our Arkansas market and a $5.2 million from a increase in non-performing loans in our Florida market. Non-performing loans at December 31, 2013 are $17.9 million, $20.3 million and $7,000 in the Arkansas, Florida and Alabama markets, respectively. The $17.9 million of non-performing loans in Arkansas included approximately $13.0 million of non-performing loans at December 31, 2013 in connection with the Liberty acquisition.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate at December 31, 2013, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2014. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan.

During the real estate crisis in the latter years of the last decade, for the Nation in general and Florida in particular, it has become more common to restructure or modify the terms of certain loans under certain conditions. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2013, we had $42.6 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $26.1 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2013, the amount of troubled debt restructurings was $43.5 million, a decrease of 28.6% from $60.9 million at December 31, 2012. As of December 31, 2013 and 2012, 98.0% and 94.4%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $29.9 million as of December 31, 2013, compared to $20.4 million as of December 31, 2012 for an increase of $9.5 million. The foreclosed assets held for sale not covered by loss share are comprised of $25.6 million of assets located in Arkansas with the remaining $4.3 million of assets located in Florida. As of December 31, 2013, there were no foreclosed assets not covered by loss share in Alabama.

During 2013, we had five non-covered foreclosed properties with a carrying value greater than $1.0 million. Four of these properties were acquired in the Liberty acquisition and hold an aggregate carrying value of $11.9 million at December 31, 2013. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at December 31, 2013. The Company does not currently anticipate any additional losses on this property. As of December 31, 2013, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Total foreclosed assets held for sale not covered by loss share were $20.4 million as of December 31, 2012, compared to $16.7 million as of December 31, 2011 for an increase of $3.7 million. The foreclosed assets held for sale not covered by loss share are comprised of $7.9 million of assets located in Florida with the remaining $12.5 million of assets located in Arkansas as of December 31, 2012. During 2012, we only had one non-covered foreclosed property with a carrying value greater than $1.0 million. This was the development loan in Northwest Arkansas.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2013, 2012, 2011, 2010 and 2009.

Table 11: Total Foreclosed Assets Held For Sale

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,422	$9,677	$18,099	$7,532	$9,024	$16,556
Construction/land development	17,675	5,517	23,192	7,343	13,586	20,929
Agricultural	—	651	651	—	599	599
Residential real estate loans
Residential 1-4 family	3,772	5,154	8,926	5,518	8,317	13,835

Total foreclosed assets held for sale	$29,869	$20,999	$50,868	$20,393	$31,526	$51,919

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,159	$10,166	$18,325	$5,697	$6,196	$11,893
Construction/land development	4,822	14,796	19,618	3,489	—	3,489
Agricultural	525	599	1,124	—	—	—
Residential real estate loans
Residential 1-4 family	3,154	9,617	12,771	2,176	15,372	17,548
Multifamily residential	—	—	—	264	—	264

Total foreclosed assets held for sale	$16,660	$35,178	$51,838	$11,626	$21,568	$33,194

As of December 31, 2009
(In thousands)
Commercial real estate loans
Non-farm/non-residential	$2,439
Construction/land development	2,244
Agricultural	—
Residential real estate loans
Residential 1-4 family	2,080

Total foreclosed assets held for sale	$6,763

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2013, average non-covered impaired loans were $104.1 million compared to $133.5 million as of December 31, 2012. As of December 31, 2013, non-covered impaired loans were $106.5 million compared to $127.2 million as of December 31, 2012 for a decrease of $20.7 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of December 31, 2013, our Florida and Alabama markets accounted for approximately $55.6 million and $114,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions, the 2012 acquisitions of Heritage and Premier and certain loans during the 2013 acquisition of Liberty for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, the Company has included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

As of December 31, 2013 and December 31, 2012, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2013, 2012, 2011, 2010 and 2009:

Table 12: Total Non-Accrual Loans

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,093	$—	$5,093	$3,659	$—	$3,659
Construction/land development	1,080	—	1,080	2,680	—	2,680
Agricultural	89	—	89	140	—	140
Residential real estate loans
Residential 1-4 family	7,283	—	7,283	9,972	—	9,972
Multifamily residential	1	—	1	3,215	—	3,215

Total real estate	13,546	—	13,546	19,666	—	19,666
Consumer	124	—	124	593	—	593
Commercial and industrial	1,463	—	1,463	1,077	—	1,077
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total non-accrual loans	$15,133	$—	$15,133	$21,336	$—	$21,336

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,055	$—	$7,055	$16,535	$—	$16,535
Construction/land development	2,226	—	2,226	6,808	—	6,808
Agricultural	178	—	178	220	—	220
Residential real estate loans
Residential 1-4 family	12,867	—	12,867	15,995	—	15,995
Multifamily residential	—	—	—	5,122	—	5,122

Total real estate	22,326	—	22,326	44,680	—	44,680
Consumer	1,369	—	1,369	1,308	—	1,308
Commercial and industrial	1,598	—	1,598	2,935	—	2,935
Agricultural	—	—	—	—	—	—
Other	1,203	—	1,203	1	—	1

Total non-accrual loans	$26,496	$—	$26,496	$48,924	$—	$48,924

As of December 31, 2009
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,068
Construction/land development	4,951
Agricultural	115
Residential real estate loans
Residential 1-4 family	16,962
Multifamily residential	—

Total real estate	32,096
Consumer	177
Commercial and industrial	4,772
Agricultural	11
Other	—

Total non-accrual loans	$37,056

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.2 million for the year ended December 31, 2013, $1.5 million in 2012, and $2.5 million in 2011 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2013, 2012 and 2011 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2013, 2012, 2011, 2010 and 2009:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,914	$15,287	$23,201	$1,437	$32,227	$33,664
Construction/land development	4,879	8,410	13,289	1,296	14,962	16,258
Agricultural	—	162	162	—	548	548
Residential real estate loans
Residential 1-4 family	6,492	10,177	16,669	2,589	20,005	22,594
Multifamily residential	1	357	358	—	—	—

Total real estate	19,286	34,393	53,679	5,322	67,742	73,064
Consumer	100	—	100	95	—	95
Commercial and industrial	3,755	825	4,580	520	3,121	3,641
Other	—	624	624	—	—	—

Total loans accruing past due 90 days or more	$23,141	$35,842	$58,983	$5,937	$70,863	$76,800

	As of December 31, 2011			As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$34,765	$34,765	$—	$32,695	$32,695
Construction/land development	—	42,808	42,808	1	45,920	45,921
Agricultural	—	328	328	—	1,407	1,407
Residential real estate loans
Residential 1-4 family	750	35,452	36,202	535	25,164	25,699
Multifamily residential	92	—	92	—	—	—

Total real estate	842	113,353	114,195	536	105,186	105,722
Consumer	132	265	397	34	335	369
Commercial and industrial	19	4,995	5,014	8	4,740	4,748

Total loans accruing past due 90 days or more	$993	$118,613	$119,606	$578	$110,261	$110,839

As of December 31, 2009
(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—
Construction/land development	—
Agricultural	—
Residential real estate loans
Residential 1-4 family	1
Multifamily residential	2,888

Total real estate	2,889
Consumer	—
Commercial and industrial	—

Total loans accruing past due 90 days or more	$2,889

The Company’s total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 12.7% and 18.4% as of December 31, 2013 and 2012, respectively.

Allowance for Loan Losses

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

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history and subject the loan to examination by our internal loan review. If the loan is over $1.0 million or the total loan relationship is over $2.0 milion, our policy requires an annual credit review. In addition, we update all financial information and calculate the global repayment ability of the borrower/guarantors.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased by approximately $1.83 billion from $1.94 billion at December 31, 2012 to $3.77 billion at December 31, 2013. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment decreased from 0.81% at December 31, 2012 to 0.65% at December 31, 2013. These changes are primarily the result of the significant loan growth from the Liberty acquisition without a related allowance for loan losses being carried over in the acquisition. As a result virtually none of the Liberty loans had any allocation of the allowance for loan losses at year end.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $14.2 million for the year ended December 31, 2013, compared to $10.8 million for the same period in 2012. Total non-covered recoveries increased to $3.9 million for the year ended December 31, 2013, compared to $2.6 million for the same period in 2012. For the year ended December 31, 2013, the net charge-offs were $8.5 million for Arkansas, $1.8 million for Florida, and $22,000 for Alabama, respectively, equaling a net charge-off position of $10.3 million.

During 2013, there were $14.2 million in charge-offs and $3.9 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there were three individual relationships consisting of charge-offs greater than $1.0 million. Two relationships were Arkansas relationships consisting of real estate loans for $3.0 million and $1.4 million totaling $4.4 million of debt. The total amount of charge-offs related to these relationships was $3.6 million, which consists of approximately $807,000 of residential 1-4 family, $1.3 million of multifamily residential and $1.5 million of non-farm/non-residential during the year ended 2013. The remaining loan relationship was a Florida relationship consisting of a non-farm/non-residential real estate loan totaling approximately $6.7 million of debt. The total amount of the charge-off associated with this relationship was $1.1 million during 2013.

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

Table 14 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009.

Table 14: Analysis of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$45,170	$52,129	$53,348	$42,968	$40,385
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	4,054	1,384	3,850	16,705	2,762
Construction/land development	998	1,086	3,590	10,274	1,714
Agricultural	—	—	226	—	—
Residential real estate loans:
Residential 1-4 family	3,972	4,328	2,005	10,731	3,101
Multifamily residential	2,336	95	1,294	—	97

Total real estate	11,360	6,893	10,965	37,710	7,674
Consumer	926	865	2,464	2,500	1,523
Commercial and industrial	537	1,342	571	24,227	1,222
Agricultural	—	—	—	—	—
Other	1,374	1,693	695	16	50

Total loans charged off	14,197	10,793	14,695	64,453	10,469

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,070	970	212	800	268
Construction/land development	34	9	827	55	67
Agricultural	1	234	66	68	204
Residential real estate loans:
Residential 1-4 family	880	674	510	492	761
Multifamily residential	102	4	1,967	—	—

Total real estate	3,087	1,891	3,582	1,415	1,300
Consumer	145	134	183	501	435
Commercial and industrial	72	124	5,817	50	149
Agricultural	—	—	—	—	—
Other	556	435	394	17	18

Total recoveries	3,860	2,584	9,976	1,983	1,902

Net (recoveries) loans charged off	10,337	8,209	4,719	62,470	8,567
Provision for loan losses	4,189	1,250	3,500	72,850	11,150

Balance, end of year	$39,022	$45,170	$52,129	$53,348	$42,968

Net charge-offs on loans not covered by loss share to average non-covered loans	0.39%	0.40%	0.26%	3.19%	0.43%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	0.93	1.94	2.96	2.83	2.20
Allowance for loan losses for non-covered loans to net charge-offs	377	550	1,105	85	502

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended December 31, 2013 and 2012 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses for non-covered loans as of the dates indicated.

Table 15: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2013		2012		2011		2010		2009
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$14,848	41.4%	$19,781	43.7%	$20,160	39.7%	$16,874	42.6%	$13,284	41.5%
Construction/land development	6,282	13.4	5,816	10.9	7,945	20.6	12,002	18.5	9,624	18.9
Agricultural	252	1.9	193	1.4	208	1.6	373	1.4	284	1.7
Residential real estate loans:
Residential 1-4 family	6,072	21.8	10,467	23.6	9,586	19.9	11,065	19.6	10,654	19.6
Multifamily residential	2,817	5.1	3,346	5.6	2,610	3.2	3,232	3.1	694	3.2

Total real estate	30,271	83.6	39,603	85.2	40,509	85.0	43,546	85.2	34,540	84.9
Consumer	632	1.7	894	1.6	1,780	2.2	815	2.7	1,705	2.0
Commercial and industrial	1,933	12.2	3,870	11.0	6,308	10.0	6,357	9.7	6,067	11.3
Agricultural	1,931	0.9	394	0.8	1,478	1.2	207	0.9	279	0.5
Other	—	1.6	—	1.4	—	1.6	—	1.5	—	1.3
Unallocated	4,255	—	409	—	2,054	—	2,423	—	377	—

Total	$39,022	100.0%	$45,170	100.0%	$52,129	100.0%	$53,348	100.0%	$42,968	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $4.8 million and $5.5 million at December 31, 2013 and 2012, respectively.

Total charge-offs for covered loans increased to $5.3 million for the year ended December 31, 2013, compared to $2.0 million for the same period in 2012. Total recoveries for covered loans increased to $200,000 for the year ended December 31, 2013, compared to $2,000 for the same period in 2012. There were $991,000 and $1.5 million of provision for loan losses taken on covered loans during the year ended December 31, 2013 and 2012, respectively.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. As of December 31, 2013 we had $114.6 million of held-to-maturity securities. All of the held-to-maturity securities were invested in state and political subdivisions as of December 31, 2013. As of December 31, 2012, we had no held-to-maturity or trading securities.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.18 billion as of December 31, 2013, compared to $726.2 million as of December 31, 2012. The estimated effective duration of our securities portfolio was 3.5 years as of December 31, 2013.

As of December 31, 2013, $461.6 million, or 39.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $325.3 million, or 44.8%, of our available-for-sale securities as of December 31, 2012. To reduce our income tax burden, $195.5 million, or 16.6%, of our available-for-sale securities portfolio as of December 31, 2013, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $190.6 million, or 26.3%, of our available-for-sale securities as of December 31, 2012. Also, we had approximately $463.5 million, or 39.4%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2013, compared to $190.7 million, or 26.3%, of our available-for-sale securities as of December 31, 2012.

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

Table 16 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 16: Investment Securities

	As of December 31,
	2013				2012
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	462,510	3,343	(4,265)	461,588	316,770	8,751	(180)	325,341
State and political subdivisions	196,472	3,085	(4,045)	195,512	182,515	8,219	(96)	190,638
Other securities	55,780	216	(1,153)	54,843	19,379	138	(19)	19,498

Total	$1,182,297	$7,974	$(14,787)	$1,175,484	$706,475	$20,119	$(371)	$726,223

Held-to-maturity
State and political subdivisions	$114,621	$361	$(1,081)	$113,901	$—	$—	$—	$—

Total	$114,621	$361	$(1,081)	$113,901	$—	$—	$—	$—

	As of December 31,
	2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$344,789	$3,587	$(380)	$347,996
Mortgage-backed securities	138,383	4,054	(173)	142,264
State and political subdivisions	160,567	6,531	(29)	167,069
Other securities	14,310	—	(418)	13,892

Total	$658,049	$14,172	$(1,000)	$671,221

Held-to-maturity
State and political subdivisions	$—	$—	$—	$—

Total	$—	$—	$—	$—

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2013, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2013
		1 Year	5 Years		Total	Total
	1 Year	Through	Through	Over	Amortized	Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$321,624	$131,402	$14,405	$104	$467,535	$463,541
Mortgage-backed securities	30,877	257,642	153,383	20,608	462,510	461,588
State and political subdivisions	47,121	74,758	73,170	1,423	196,472	195,512
Other securities	17,584	10,728	20,404	7,064	55,780	54,843

Total	$417,206	$474,530	$261,362	$29,199	$1,182,297	$1,175,484

Percentage of total	35.3%	40.1%	22.1%	2.5%	100.0%

Weighted average yield	1.8%	2.4%	3.1%	2.9%	2.4%

Held-to-maturity
State and political subdivisions	$29,344	$63,468	$21,068	$741	$114,621	$113,901

Total	$29,344	$63,468	$21,068	$741	$114,621	$113,901

Percentage of total	25.6%	55.4%	18.4%	0.6%	100.0%

Weighted average yield	5.9%	4.8%	5.4%	6.9%	5.2%

Deposits

Our deposits averaged $3.74 billion for the year ended December 31, 2013, and $3.22 billion for 2012. Total deposits increased $1.91 billion, or 54.8%, to $5.39 billion as of December 31, 2013, from $3.48 billion as of December 31, 2012. The acquisition of $2.13 billion of deposits in the Liberty transaction was the primary cause for this increase. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of December 31, 2013 and 2012, brokered deposits were $100.4 million and $56.9 million, respectively. Included in these brokered deposits are $41.2 million and $52.5 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2013 and 2012, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2013, 2012, and 2011.

Table 18: Average Deposit Balances and Rates

	Years Ended December 31,
	2013		2012		2011
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$761,540	—%	$569,017	—%	$443,781	—%
Interest-bearing transaction accounts	1,697,840	0.19	1,333,572	0.25	1,001,372	0.46
Savings deposits	241,657	0.08	167,521	0.15	131,426	0.36
Time deposits:
$100,000 or more	551,757	0.67	639,889	0.77	778,856	1.28
Other time deposits	486,489	0.54	508,183	1.28	540,012	1.47

Total	$3,739,283	0.26%	$3,218,182	0.47%	$2,895,447	0.79%

Table 19 presents our maturities of large denomination time deposits as of December 31, 2013 and 2012.

Table 19: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2013		2012
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$259,571	29.3%	$159,143	29.0%
Over three months to six months	190,062	21.5	126,844	23.1
Over six months to 12 months	249,724	28.2	148,601	27.1
Over 12 months	185,299	21.0	114,528	20.8

Total	$884,656	100.0%	$549,116	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $94.7 million, or 142.9%, from $66.3 million as of December 31, 2012 to $161.0 million as of December 31, 2013. This increase is primarily the result of the Liberty acquisition.

FHLB Borrowings

Our FHLB borrowed funds were $350.7 million and $130.4 million at December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. All of the outstanding balance for December 31, 2012 was long-term advances. Our remaining FHLB borrowing capacity was $373.5 million and $640.5 million as of December 31, 2013 and December 31, 2012, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million and $28.9 million as of December 31, 2013 and 2012, respectively.

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

The Company holds $60.8 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. We acquired $57.7 million of trust preferred securities during the Liberty acquisition. Since these trust preferred securities are being phased out of Tier 1 capital, we decided to begin the process of redeeming these instruments. During 2013, the Company paid off $25.8 million of subordinated debentures. As a result of the leveraging from the Liberty acquisition, we have decided to postpone any future redemptions until the holding company builds additional Tier 1 capital and cash.

Stockholders’ Equity

Stockholders’ equity was $841.0 million at December 31, 2013 compared to $515.5 million at December 31, 2012, an increase of 63.1%. As of December 31, 2013 and 2012 our equity to asset ratio was 12.3% and 12.2% respectively. Book value per share was $12.92 at December 31, 2013 compared to $9.17 (split adjusted) at December 31, 2012, a 40.9% increase.

Increase in Authorized Shares of Common Stock. On April 18, 2013 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

2-for-1 Stock Split. On April 18, 2013, our Board of Directors declared a 2-for-1 stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 13, 2013. The stock split increased the Company’s total shares of common stock outstanding as of June 12, 2013 from 28,121,596 shares to 56,243,192 shares (split adjusted). All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this 2-for-1 stock split.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.290, $0.290 and $0.134 per share (split adjusted) for the years ended December 31, 2013, 2012 and 2011, respectively. During 2012, we paid four regular quarterly cash dividends totaling $0.225 per share (split adjusted) and one special cash dividend during December 2012 of $0.065 per share (split adjusted). The common stock dividend payout ratio for the year ended December 31, 2013, 2012 and 2011 was 25.51%, 25.89% and 13.90%, respectively.

Stock Repurchase Program. The Company did not utilize a portion of its previously approved stock repurchase program during 2013. During 2012, the Company utilized a portion of this stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. For 2012, the Company repurchased a total of 910,896 shares with a weighted average stock price of $14.86 per share. The 2012 earnings were used to fund these repurchases. The total shares repurchased to date under the program are 1,510,896 shares. The remaining balance available for repurchase is 865,104 shares at December 31, 2013. All share and per share amounts were restated for the 2-for-1 stock split during June 2013.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($6.0 million as of December 31, 2013) and dividends received from our bank subsidiary.

Risk-Based Capital. We, as well as our bank subsidiary, are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and other discretionary actions by regulators that, if enforced, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classifications are also subject to qualitative judgments by the regulators as to components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2013 and 2012, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of December 31, 2013 and 2012.

Table 20: Risk-Based Capital

	As of December 31,
	2013	2012
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$840,955	$515,473
Qualifying trust preferred securities	59,000	28,000
Goodwill and core deposit intangibles, net	(323,272)	(96,785)
Unrealized (gain) loss on available-for-sale securities	4,140	(12,001)
Deferred tax assets	(31,330)	(3,529)

Total Tier 1 capital	549,493	431,158

Tier 2 capital
Qualifying allowance for loan losses	43,815	38,807

Total Tier 2 capital	43,815	38,807

Total risk-based capital	$593,308	$469,965

Average total assets for leverage ratio	$5,859,902	$3,939,206

Risk weighted assets	$5,051,558	$3,092,707

Ratios at end of year
Leverage ratio	9.38%	10.95%
Tier 1 risk-based capital	10.88	13.94
Total risk-based capital	11.75	15.20
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Table 21 presents actual capital amounts and ratios as of December 31, 2013 and 2012, for our bank subsidiary and us.

Table 21: Capital and Ratios

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2013
Leverage ratios:
Home BancShares	$549,493	9.38%	$234,325	4.00%	$	N/A	N/A	%
Centennial Bank	514,943	7.96	258,765	4.00		323,457	5.00
Tier 1 capital ratios:
Home BancShares	$549,493	10.88%	$202,019	4.00%	$	N/A	N/A	%
Centennial Bank	514,943	10.17	202,534	4.00		303,801	6.00
Total risk-based capital ratios:
Home BancShares	$593,308	11.75%	$403,954	8.00%	$	N/A	N/A	%
Centennial Bank	558,758	11.03	405,264	8.00		506,580	10.00
As of December 31, 2012
Leverage ratios:
Home BancShares	$431,158	10.95%	$157,501	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	9.84	157,623	4.00		197,028	5.00
Tier 1 capital ratios:
Home BancShares	$431,158	13.94%	$123,718	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	12.57	123,390	4.00		185,084	6.00
Total risk-based capital ratios:
Home BancShares	$469,965	15.20%	$247,350	8.00%	$	N/A	N/A	%
Centennial Bank	426,454	13.83	246,683	8.00		308,354	10.00

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

Table 22 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2013.

Table 22: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$2,717	$4,253	$3,215	$3,269	$13,454
FHLB advances	165,568	68,404	112,342	4,347	350,661
Subordinated debentures	—	—	—	60,826	60,826
Loan commitments	387,738	89,554	62,963	83,235	623,489
Letters of credit	20,064	877	439	6	21,386

Non-GAAP Financial Measurements

We had $324.0 million, $97.7 million, and $68.3 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2013, 2012 and 2011, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 23 through 27, respectively. All per share data has been restated to reflect the retroactive effect of the 2-for-1 stock split which occurred during June 2013.

Table 23: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
GAAP net income available to common stockholders	$66,520	$63,022	$52,913
Intangible amortization after-tax	2,202	1,678	1,718

Earnings available to common stockholders excluding intangible amortization	$68,722	$64,700	$54,631

GAAP diluted earnings per common share	$1.14	$1.11	$0.92
Intangible amortization after-tax	0.04	0.03	0.03

Diluted earnings per common share excluding intangible amortization	$1.18	$1.14	$0.95

Table 24: Tangible Book Value Per Common Share

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$12.92	$9.17	$8.38
Tangible book value per common share: (A-C-D)/B	7.94	7.43	7.18
(A) Total common equity	$840,955	$515,473	$474,066
(B) Common shares outstanding	65,082	56,213	56,552
(C) Goodwill	301,736	85,681	59,663
(D) Core deposit and other intangibles	22,298	12,061	8,620

Table 25: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Return on average assets: A/C	1.43%	1.58%	1.50%
Return on average assets excluding intangible amortization: B/(C-D)	1.52	1.66	1.57
(A) Net income	$66,520	$63,022	$54,741
Intangible amortization after-tax	2,202	1,678	1,718

(B) Earnings excluding intangible amortization	$68,722	$64,700	$56,459

(C) Average assets	$4,654,215	$3,978,723	$3,658,256
(D) Average goodwill, core deposits and other intangible assets	139,735	86,349	69,675

Table 26: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Return on average common equity: A/C	11.27%	12.75%	11.77%
Return on average tangible common equity: B/(C-D)	15.26	15.87	14.39
(A) Net income available to common stockholders	$66,520	$63,022	$52,913
(B) Earnings available to common stockholders excluding intangible amortization	68,722	64,700	54,631
(C) Average common equity	590,064	494,118	449,401
(D) Average goodwill, core deposits and other intangible assets	139,735	86,349	69,675

Table 27: Tangible Common Equity to Tangible Assets

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Equity to assets: B/A	12.35%	12.15%	13.15%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	7.97	10.08	11.48
(A) Total assets	$6,811,861	$4,242,130	$3,640,117
(B) Total equity	840,955	515,473	474,066
(C) Goodwill	301,736	85,681	59,663
(D) Core deposit and other intangibles	22,298	12,061	8,620

We have $2.04 billion of purchased non-covered loans, which includes $174.6 million of discount for credit losses on non-covered loans acquired at December 31, 2013. We had $488.0 million of purchased non-covered loans, which included $81.7 million of discount for credit losses on non-covered loans acquired at December 31, 2012. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination. Therefore, management believes the allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired is useful in evaluating our Company. This calculation, which is similar to the GAAP calculation of allowance for loan losses for non-covered loans to total non-covered loans, is presented in Table 28 below.

Table 28: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of December 31, 2013
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$2,150,463	$2,043,974	$4,194,437
Loan balance reported plus discount (B)	2,150,463	2,218,611	4,369,074
Allowance for loan losses for non-covered loans (C)	$39,022	$—	$39,022
Discount for credit losses on non-covered loans acquired (D)	—	174,637	174,637

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$39,022	$174,637	$213,659

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.81%	N/A	0.93%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	7.87%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.89%

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

Table 29 presents selected unaudited quarterly financial information for 2013 and 2012.

Table 29: Quarterly Results

	2013 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$48,148	$48,085	$49,176	$71,717	$217,126
Total interest expense	3,799	3,244	2,826	4,662	14,531

Net interest income	44,349	44,841	46,350	67,055	202,595
Provision for loan losses	—	850	—	4,330	5,180

Net interest income after provision for loan losses	44,349	43,991	46,350	62,725	197,415
Total non-interest income	9,025	9,805	9,318	12,217	40,365
Total non-interest expense	25,863	25,855	26,715	54,874	133,307

Income before income taxes	27,511	27,941	28,953	20,068	104,473
Income tax expense	9,963	10,282	10,590	7,118	37,953

Net income	$17,548	$17,659	$18,363	$12,950	$66,520

Per share data(1):
Basic earnings per common share	$0.31	$0.32	$0.33	$0.19	$1.15
Diluted earnings per common share	0.31	0.31	0.33	0.19	1.14
Diluted earnings per common share excluding intangible amortization	0.32	0.32	0.33	0.21	1.18

(1) All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

	2012 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$42,988	$45,089	$43,542	$45,516	$177,135
Total interest expense	6,454	5,930	4,917	4,234	21,535

Net interest income	36,534	39,159	38,625	41,282	155,600
Provision for loan losses	—	1,333	167	1,250	2,750

Net interest income after provision for loan losses	36,534	37,826	38,458	40,032	152,850
Total non-interest income	10,103	11,053	10,626	16,187	47,969
Total non-interest expense	24,386	24,424	23,981	29,577	102,368

Income before income taxes	22,251	24,455	25,103	26,642	98,451
Income tax expense	7,753	8,965	9,008	9,703	35,429

Net income	$14,498	$15,490	$16,095	$16,939	$63,022

Per share data(1):
Basic earnings	$0.25	$0.28	$0.29	$0.30	$1.12
Diluted earnings	0.26	0.27	0.28	0.30	1.11
Diluted earnings excluding intangible amortization	0.26	0.28	0.29	0.31	1.14

(1) All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

Recent Accounting Pronouncements

See Note 26 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our bank subsidiary has potential obligations resulting from the issuance of standby letters of credit and commitments to fund future borrowings to our loan customers. Many of these obligations and commitments to fund future borrowings to our loan customers are expected to expire without being drawn upon; therefore, the total commitment amounts do not necessarily represent future cash requirements affecting our liquidity position.

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2013, our cash and cash equivalents were $165.5 million, or 2.4% of total assets, compared to $231.9 million, or 5.5% of total assets, as of December 31, 2012. Our available-for-sale investment securities and federal funds sold were $1.18 billion as of December 31, 2013 and $743.4 million as of December 31, 2012.

Our investment portfolio is comprised of approximately 75.9% or $979.3 million of securities which mature in less than five years. As of December 31, 2013 and 2012, $1.13 billion and $532.8 million, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2013 and 2012, approximately $673.8 million, or 15.1%, and $1.29 billion, or 47.3%, respectively, of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2013, our total deposits were $5.39 billion, or 79.2% of total assets, compared to $3.48 billion, or 82.1% of total assets, as of December 31, 2012. We attract our deposits primarily from individuals, businesses, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of December 31, 2013 and 2012. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $350.7 million and $130.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balance were short-term and long-term advances, respectively. All of the outstanding balance at December 31, 2012 was long-term advances. Our FHLB borrowing capacity was $373.5 million and $640.5 million as of December 31, 2013 and 2012, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2013, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 30 presents our sensitivity to net interest income as of December 31, 2013.

Table 30: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	5.04%
Up 100 basis points	2.52
Down 100 basis points	(5.06)
Down 200 basis points	(11.56)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of December 31, 2013 was asset sensitive with a one-year cumulative repricing gap of 92.1%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2013.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$61,529	$—	$—	$—	$—	$—	$—	$61,529
Federal funds sold	4,275	—	—	—	—	—	—	4,275
Investment securities	57,510	89,639	42,738	81,972	168,448	468,246	381,552	1,290,105
Loans receivable	761,685	405,920	489,415	798,350	846,034	999,601	132,133	4,433,138

Total earning assets	884,999	495,559	532,153	880,322	1,014,482	1,467,847	513,685	5,789,047

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	115,316	230,632	345,948	691,895	481,052	471,078	456,502	2,792,423
Time deposits	198,695	242,188	374,759	446,319	239,213	103,918	4,370	1,609,462
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	160,984	—	—	—	—	—	—	160,984
FHLB borrowed funds	70,223	25,196	30,352	40,572	53,297	127,114	3,907	350,661
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	606,044	498,016	751,059	1,178,786	773,562	702,110	464,779	4,974,356

Interest rate sensitivity gap	$278,955	$(2,457)	$(218,906)	$(298,464)	$240,920	$765,737	$48,906	$814,691

Cumulative interest rate sensitivity gap	$278,955	$276,498	$57,592	$(240,872)	$48	$765,785	$814,691
Cumulative rate sensitive assets to rate sensitive liabilities	146.0%	125.0%	103.1%	92.1%	100.0%	117.0%	116.4%
Cumulative gap as a % of total earning assets	4.8%	4.8%	1.0%	(4.2)%	0.0%	13.2%	14.1%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management excluded from its assessment the operations of the Liberty Bancshares, Inc. acquisition made during 2013, which is described in Note 2 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 41% of the Company’s total consolidated assets as of December 31, 2013. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2014

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As permitted, the Company excluded the operations of the acquisition of Liberty Bancshares, Inc. (Liberty) acquired during 2013, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, Liberty has also been excluded from the scope of our audit of internal control over financial reporting.

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated February 28, 2014, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2014

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2013	2012
Assets
Cash and due from banks	$104,005	$101,972
Interest-bearing deposits with other banks	61,529	129,883

Cash and cash equivalents	165,534	231,855
Federal funds sold	4,275	17,148
Investment securities – available-for-sale	1,175,484	726,223
Investment securities – held-to-maturity	114,621	—
Loans receivable not covered by loss share	4,194,437	2,331,199
Loans receivable covered by FDIC loss share	282,516	384,884
Allowance for loan losses	(43,815)	(50,632)

Loans receivable, net	4,433,138	2,665,451
Bank premises and equipment, net	197,224	113,883
Foreclosed assets held for sale not covered by loss share	29,869	20,393
Foreclosed assets held for sale covered by FDIC loss share	20,999	31,526
FDIC indemnification asset	89,611	139,646
Cash value of life insurance	63,501	59,219
Accrued interest receivable	22,944	16,305
Deferred tax asset, net	89,412	46,998
Goodwill	301,736	85,681
Core deposit and other intangibles	22,298	12,061
Other assets	81,215	75,741

Total assets	$6,811,861	$4,242,130

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand and non-interest-bearing	$991,161	$666,414
Savings and interest-bearing transaction accounts	2,792,423	1,784,047
Time deposits	1,609,462	1,032,991

Total deposits	5,393,046	3,483,452
Securities sold under agreements to repurchase	160,984	66,278
FHLB borrowed funds	350,661	130,388
Accrued interest payable and other liabilities	5,389	17,672
Subordinated debentures	60,826	28,867

Total liabilities	5,970,906	3,726,657

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 shares in 2013 and 50,000,000 shares in 2012; shares issued and outstanding 65,081,853 in 2013 and 56,213,054 (split adjusted) in 2012	651	281
Capital surplus	708,058	416,354
Retained earnings	136,386	86,837
Accumulated other comprehensive income (loss)	(4,140)	12,001

Total stockholders’ equity	840,955	515,473

Total liabilities and stockholders’ equity	$6,811,861	$4,242,130

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data(1))	2013	2012	2011
Interest income:
Loans	$198,536	$159,359	$155,954
Investment securities
Taxable	12,298	11,226	9,244
Tax-exempt	6,009	6,154	6,179
Deposits – other banks	254	379	418
Federal funds sold	29	17	11

Total interest income	217,126	177,135	171,806

Interest expense:
Interest on deposits	9,744	14,989	22,968
Federal funds purchased	4	1	—
FHLB borrowed funds	3,841	4,364	4,940
Securities sold under agreements to repurchase	424	407	483
Subordinated debentures	518	1,774	2,160

Total interest expense	14,531	21,535	30,551

Net interest income	202,595	155,600	141,255
Provision for loan losses	5,180	2,750	3,500

Net interest income after provision for loan losses	197,415	152,850	137,755

Non-interest income:
Service charges on deposit accounts	17,870	15,069	14,087
Other service charges and fees	16,002	12,428	9,929
Mortgage lending income	5,988	5,192	2,993
Insurance commissions	2,420	1,869	1,856
Income from title services	523	462	448
Increase in cash value of life insurance	836	873	1,128
Dividends from FHLB, FRB, Bankers’ bank & other	1,028	1,167	680
Gain on acquisitions	—	5,205	—
Gain on sale of SBA loans	135	404	259
Gain (loss) on sale of premises and equipment, net	397	324	73
Gain (loss) on OREO, net	1,651	(49)	(638)
Gain (loss) on securities, net	111	9	2,248
FDIC indemnification accretion/(amortization), net	(10,401)	1,721	5,517
Other income	3,805	3,295	2,729

Total non-interest income	40,365	47,969	41,309

Non-interest expense:
Salaries and employee benefits	58,394	47,289	42,825
Occupancy and equipment	17,168	14,500	14,197
Data processing expense	5,393	4,930	4,601
Other operating expenses	52,352	35,649	33,099

Total non-interest expense	133,307	102,368	94,722

Income before income taxes	104,473	98,451	84,342
Income tax expense	37,953	35,429	29,601

Net income available to all stockholders	66,520	63,022	54,741
Preferred stock dividends and accretion of discount on preferred stock	—	—	1,828

Net income available to common stockholders	$66,520	$63,022	$52,913

Basic earnings per common share	$1.15	$1.12	$0.93

Diluted earnings per common share	$1.14	$1.11	$0.92

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net income available to all stockholders	$66,520	$63,022	$54,741
Net unrealized gain (loss) on available-for-sale securities	(26,450)	6,586	14,924
Less: reclassification adjustment for realized (gains) losses included in income	(111)	(9)	(2,248)

Other comprehensive income (loss), before tax effect	(26,561)	6,577	12,676
Tax effect	10,420	(2,580)	(4,973)

Other comprehensive income (loss)	(16,141)	3,997	7,703

Comprehensive income	$50,379	$67,019	$62,444

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share data(1))	Preferred Stock	Common Stock	Capital Surplus	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2011	$49,456	$285	$432,962	$(6,079)	$301	$476,925
Comprehensive income:
Net income	—	—	—	54,741	—	54,741
Other comprehensive income (loss)	—	—	—	—	7,703	7,703
Repurchase of 50,000 shares of preferred stock and common stock warrant	(50,000)	—	(2,206)	906	—	(51,300)
Accretion of discount on preferred stock	544	—	—	(544)	—	—
Net issuance of 181,880 shares of common stock from exercise of stock options	—	1	714	—	—	715
Repurchase of 600,000 shares of common stock	—	(3)	(6,765)	—	—	(6,768)
Tax benefit from stock options exercised	—	—	562	—	—	562
Share-based compensation	—	—	382	—	—	382
Cash dividends - Preferred Stock—5%	—	—	—	(1,286)	—	(1,286)
Cash dividends - Common Stock, $0.134 per share	—	—	—	(7,608)	—	(7,608)

Balances at December 31, 2011	—	283	425,649	40,130	8,004	474,066
Comprehensive income:
Net income	—	—	—	63,022	—	63,022
Other comprehensive income (loss)	—	—	—	—	3,997	3,997
Net issuance of 355,414 shares of common stock from exercise of stock options plus issuance of 9,522 bonus shares of unrestricted common stock	—	2	1,956	—	—	1,958
Repurchase of 910,896 shares of common stock	—	(5)	(13,544)	—	—	(13,549)
Tax benefit from stock options exercised	—	—	1,377	—	—	1,377
Share-based compensation	—	1	916	—	—	917
Cash dividends - Common Stock, $0.29 per share	—	—	—	(16,315)	—	(16,315)

Balances at December 31, 2012	—	281	416,354	86,837	12,001	515,473
Comprehensive income:
Net income	—	—	—	66,520	—	66,520
Other comprehensive income (loss)	—	—	—	—	(16,141)	(16,141)
Net issuance of 86,201 shares of common stock from exercise of stock options	—	1	430	—	—	431
Two for one stock split during June 2013	—	281	(281)	—	—	—
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	—	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	—	836	—	—	836
Share-based compensation	—	—	1,298	—	—	1,298
Cash dividends - Common Stock, $0.29 per share	—	—	—	(16,971)	—	(16,971)

Balances at December 31, 2013	$—	$651	$708,058	$136,386	$(4,140)	$840,955

(1)	All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2013	2012	2011
Operating Activities
Net income available to all stockholders	$66,520	$63,022	$54,741
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,225	5,990	5,681
Amortization/(accretion)	(1,214)	6,696	1,506
Share-based compensation	1,298	917	382
Tax benefits from stock options exercised	(836)	(1,377)	(562)
(Gain) loss on assets	(2,620)	(121)	1,145
Gain on acquisitions	—	(5,205)	—
Provision for loan losses	5,180	2,750	3,500
Deferred income tax effect	24,160	(434)	(9,237)
Increase in cash value of life insurance	(836)	(873)	(1,128)
Originations of mortgage loans held for sale	(228,382)	(182,763)	(116,873)
Proceeds from sales of mortgage loans held for sale	210,184	171,067	120,565
Changes in assets and liabilities:
Accrued interest receivable	3,816	(754)	625
Indemnification and other assets	64,647	68,295	37,039
Accrued interest payable and other liabilities	(36,105)	(9,531)	(4,708)

Net cash provided by (used in) operating activities	113,037	117,679	92,676

Investing Activities
Net (increase) decrease in federal funds sold	17,473	(5,027)	26,748
Net (increase) decrease in loans, excluding loans acquired	(56,242)	66,493	168,532
Purchases of investment securities – available-for-sale	(364,055)	(427,667)	(408,251)
Proceeds from maturities of investment securities – available-for-sale	226,208	384,505	214,258
Proceeds from sale of investment securities – available-for-sale	282,451	1,623	1,116
Purchases of investment securities – held-to-maturity	(19,052)	—	—
Proceeds from foreclosed assets held for sale	59,607	38,806	25,576
Proceeds from sale of SBA loans	2,085	6,250	4,524
Purchases of premises and equipment, net	(12,715)	(13,518)	(13,022)
Death benefits received	540	—	700
Net cash proceeds (paid) received – market acquisitions	(52,134)	205,190	—
Net cash proceeds received – FDIC-assisted acquisitions	—	105,645	—

Net cash provided by (used in) investing activities	84,166	362,300	20,181

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(222,907)	(364,810)	(103,767)
Net increase (decrease) in securities sold under agreements to repurchase	11,330	(421)	(12,140)
Net increase (decrease) in FHLB borrowed funds	(10,666)	(25,668)	(34,493)
Retirement of subordinated debentures	(25,000)	(15,000)	—
Repurchase of common stock	—	(13,549)	(6,768)
Repurchase of preferred stock and common stock warrant	—	—	(51,300)
Proceeds from exercise of stock options	431	1,958	715
Common stock issuance costs – market acquisitions	(577)	—	—
Tax benefits from stock options exercised	836	1,377	562
Dividends paid on preferred stock	—	—	(1,286)
Dividends paid on common stock	(16,971)	(16,315)	(7,608)

Net cash provided by (used in) financing activities	(263,524)	(432,428)	(216,085)

Net change in cash and cash equivalents	(66,321)	47,551	(103,228)
Cash and cash equivalents – beginning of year	231,855	184,304	287,532

Cash and cash equivalents – end of year	$165,534	$231,855	$184,304

See accompanying notes.

Home BancShares, Inc.

Notes to Consolidated Financial Statements

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in Arkansas, Florida and South Alabama. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Management determines the classification of securities as available-for-sale, held-to-maturity, or trading at the time of purchase based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The Company has no trading securities.

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

Securities held-to-maturity include any security for which the Company has the positive intent and ability to hold until maturity, are reported at historical cost and are adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and classified loans less than $1.0 million and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans accounted for under FASB ASC 310-30, Loans Acquired with Deteriorated Credit Quality, after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Loans are placed on non-accrual status when management believes that the borrower’s financial condition, after giving consideration to economic and business conditions and collection efforts, is such that collection of interest is doubtful, or generally when loans are 90 days or more past due. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Accrued interest related to non-accrual loans is generally charged against the allowance for loan losses when accrued in prior years and reversed from interest income if accrued in the current year. Interest income on non-accrual loans may be recognized to the extent cash payments are received, but payments received are usually applied to principal. Non-accrual loans are generally returned to accrual status after being current for a period of at least six months. An exception to this six-month period can be made if it can be proven that the borrower has historically demonstrated repayment performance consistent with the terms of the loan and the Company expects to collect all principal and interest.

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

Foreclosed Assets Held for Sale

Real estate and personal properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2013, 2012 and 2011, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2013 tests indicated no impairment of the Company’s goodwill and a $173,000 impairment of core deposit intangibles in connection with the acquisition of Heritage Bank. This amount was expensed during the fourth quarter of 2013. The 2012 and 2011 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

The Company has executed two back-to-back interest rate swap agreements associated with one borrower in the loan portfolio. Though the Company is not applying hedge accounting, the swaps are identical offsets of one another, thereby resulting in a net income impact of zero. They are being adjusted to the fair value in accordance with FASB ASC 815, Derivatives and Hedging. The notional amount of the loans was $18.1 million at December 31, 2013 and $18.7 million at December 31, 2012. The impact to the 2013 and 2012 financial statements was $806,000 and $1.6 million, respectively, in other assets with a corresponding amount in other liabilities.

Stock Options

The Company accounts for stock options in accordance with FASB ASC 718, Compensation—Stock Compensation, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

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

	2013	2012	2011
	(In thousands, except per share data)
Net income available to all stockholders	$66,520	$63,022	$54,741
Less: Preferred stock dividends and accretion of discount on preferred stock	—	—	1,828

Net income available to common stockholders	$66,520	$63,022	$52,913

Average common shares outstanding	57,908	56,274	56,832
Effect of common stock options	344	356	392

Diluted common shares outstanding	58,252	56,630	57,224

Basic earnings per common share	$1.15	$1.12	$0.93
Diluted earnings per common share	$1.14	$1.11	$0.92

2. Business Combinations

Acquisition Liberty Bancshares, Inc.

On October 24, 2013, Home BancShares, Inc. acquired Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”). HBI issued 8,763,930 shares of its common stock valued at approximately $290.1 million as of October 23, 2013, plus $30.0 million in cash in exchange for all outstanding shares of Liberty common stock. Additionally, the Company also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury in connection with the closing.

Prior to the acquisition, Liberty Bank operated 46 banking offices located in northeast Arkansas, north central Arkansas and northwest Arkansas. Including the effects of the purchase accounting adjustments, the Company acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits. The merger significantly increased the Company’s deposit market share in Arkansas making it the 2nd largest bank holding company headquartered in Arkansas.

The Company has determined that the acquisition of the net assets of Liberty constitute a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Liberty Bank
	Acquired from Liberty	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$26,101	$(30,005)	$(3,904)
Interest-bearing deposits with other banks	4,270	(52,500)	(48,230)
Federal funds sold	4,600	—	4,600
Investment securities	731,249	(9,802)	721,447
Loans not covered by loss share	1,835,644	(104,042)	1,731,602
Allowance for loan losses	(21,964)	21,964	—

Total loans receivable	1,813,680	(82,078)	1,731,602
Bank premises and equipment, net	82,879	(5,425)	77,454
Foreclosed assets held for sale not covered by loss share	34,795	(9,115)	25,680
Cash value of life insurance	3,669	—	3,669
Accrued interest receivable	10,455	—	10,455
Deferred tax asset	9,268	46,886	56,154
Goodwill	88,499	127,556	216,055
Core deposit intangible	1,488	12,373	13,861
Other assets	11,906	(1,456)	10,450

Total assets acquired	$2,822,859	$(3,566)	$2,819,293

Liabilities
Deposits
Demand and non-interest-bearing	$233,943	$—	$233,943
Savings and interest-bearing transaction accounts	1,017,805	—	1,017,805
Time deposits	881,666	(913)	880,753

Total deposits	2,133,414	(913)	2,132,501
Securities sold under agreements to repurchase	83,376	—	83,376
FHLB borrowed funds	226,203	4,736	230,939
Accrued interest payable and other liabilities	4,231	20,427	24,658
Subordinated debentures	57,733	—	57,733

Total liabilities assumed	2,504,957	24,250	2,529,207

Equity
Preferred stock	52,500	(52,500)	—
Common stock	12	76	88
Capital surplus	167,089	122,909	289,998
Retained earnings	110,995	(110,995)	—
Accumulated other comprehensive income	(4,340)	4,340	—
Less: Treasury stock	(8,354)	8,354	—

Total equity assumed	317,902	(27,816)	290,086

Total liabilities and equity assumed	$2,822,859	$(3,566)	$2,819,293

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $30.0 million adjustment is the cash settlement paid to Liberty on the closing date. The Company also paid off the Liberty $52.5 million SBLF preferred stock at the acquisition date.

Investment securities – Investment securities were acquired from Liberty with a $9.8 million adjustment to market value based upon quoted market prices. This adjustment is primarily the result of marking the held-to-maturity securities to fair market value.

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

Bank premises and equipment – Bank premises and equipment were acquired from Liberty with a $5.4 million adjustment to market value. This represents the difference between current appraisal completed in connection with the acquisition and book value acquired.

Foreclosed assets held for sale not covered by loss share – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs of disposal.

Cash value of life insurance – Cash value of life insurance was acquired from Liberty at market value.

Accrued interest receivable – Accrued interest receivable was acquired from Liberty at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired; therefore, the Company recorded $216.1 million of goodwill.

Core deposit intangible – This intangible asset represents the value of the relationships that Liberty Bank had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $13.9 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $913,000 fair value adjustment applied for time deposits is because the estimated weighted average interest rate of Liberty’s certificates of deposits were estimated to be slightly below the current market rates.

Securities sold under agreements to repurchase – Securities sold under agreements to repurchase were acquired from Liberty at market value.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the accrual of certain costs including change in control agreements which were incurred in connection with the merger.

Subordinated debentures – Subordinated debentures were acquired from Liberty at market value.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition and due to the number of assets acquired and liabilities assumed. We will continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and LBI might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro-forma combined financial information as of the years ended December 31, 2013 and 2012, assuming the acquisition was completed as of January 1, 2013 and 2012, respectively:

	December 31,
	2013	2012
	(In thousands, except per share data)
Total interest income	$301,799	$289,532
Total non-interest income	63,593	70,837
Net income available to all shareholders	84,827	81,288
Basic earnings per common share	$1.27	$1.25
Diluted earnings per common share	1.27	1.24

The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible revenue enhancements and expense efficiencies, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

Acquisition Premier Bank

On December 1, 2012, Home BancShares, Inc. completed the acquisition of all the issued and outstanding shares of common stock of Premier Bank, a Florida state-chartered bank with its principal office located in Tallahassee, Florida (“Premier”), pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company has merged Premier with and into the Company’s wholly-owned subsidiary, Centennial Bank, an Arkansas state-chartered bank.

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

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Premier Bank
	Acquired from PBHC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$5,020	$(1,415)	$3,605
Interest-bearing deposits with other banks	61,351	—	61,351
Investment securities	11,518	(15)	11,503
Federal funds sold	4,005	—	4,005
Loans not covered by loss share	167,663	(29,528)	138,135
Allowance for loan losses	(4,305)	4,305	—

Total loans receivable	163,358	(25,223)	138,135
Bank premises and equipment, net	6,942	(1,872)	5,070
Foreclosed assets held for sale not covered by loss share	11,117	(3,509)	7,608
Deferred tax asset	—	15,047	15,047
Goodwill	—	8,591	8,591
Core deposit intangible	—	1,946	1,946
Cash value of life insurance	5,655	—	5,655
Other assets	2,254	—	2,254

Total assets acquired	$271,220	$(6,450)	$264,770

Liabilities
Deposits
Demand and non-interest-bearing	$149,782	$—	$149,782
Savings and interest-bearing transaction accounts	13,085	—	13,085
Time deposits	83,432	—	83,432

Total deposits	246,299	—	246,299
Securities sold under agreements to repurchase	4,380	—	4,380
FHLB borrowed funds	13,000	279	13,279
Other liabilities	812	—	812

Total liabilities assumed	264,491	279	264,770

Equity	6,729	(6,729)	—

Total equity assumed	6,729	(6,729)	—

Total liabilities and equity assumed	$271,220	$(6,450)	$264,770

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

Acquisition Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank of Florida (Heritage) from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted not to enter into a loss sharing agreement with the FDIC.

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

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Heritage Bank of Florida
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$6,945	$82,350	$89,295
Interest-bearing deposits with other banks	16,350	—	16,350
Federal funds sold	7,016	—	7,016
Loans receivable not covered by loss share	135,810	(43,199)	92,611

Total loans receivable	135,810	(43,199)	92,611
Core deposit intangible	—	1,066	1,066
Other assets	18,471	—	18,471

Total assets acquired	$184,592	$40,217	$224,809

Liabilities
Deposits
Demand and non-interest-bearing	$93,697	$—	$93,697
Savings and interest-bearing transaction accounts	6,018	—	6,018
Time deposits	119,785	—	119,785

Total deposits	219,500	—	219,500
Other liabilities	104	—	104

Total liabilities assumed	$219,604	$—	$219,604

Pre-tax gain on acquisition			$5,205

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $82.4 million adjustment is the first cash settlement received from the FDIC on Monday following the closing weekend.

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

The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Vision Bank
	Acquired from Park	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$20,711	$119,523	$140,234
Loans receivable	355,750	(15,453)	340,297

Total loans receivable	355,750	(15,453)	340,297
Bank premises and equipment, net	12,496	—	12,496
Deferred tax asset	—	11,247	11,247
Goodwill	—	17,427	17,427
Core deposit intangible	—	3,190	3,190
Other assets	4,612	—	4,612

Total assets acquired	$393,569	$135,934	$529,503

Liabilities
Deposits
Demand and non-interest-bearing	$78,073	$—	$78,073
Savings and interest-bearing transaction accounts	273,134	—	273,134
Time deposits	171,627	1,598	173,225

Total deposits	522,834	1,598	524,432
Other liabilities	5,071	—	5,071

Total liabilities assumed	$527,905	$1,598	$529,503

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	462,510	3,343	(4,265)	461,588
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

	December 31, 2012
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

Assets, principally investment securities, having an amortized cost of approximately $1.13 billion and $532.8 million at December 31, 2013 and 2012, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $161.0 million and $66.3 million at December 31, 2013 and 2012, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$417,206	$413,113	$29,344	$29,178
Due after one year through five years	474,530	473,381	63,468	62,876
Due after five years through ten years	261,362	259,358	21,068	21,100
Due after ten years	29,199	29,632	741	747

Total	$1,182,297	$1,175,484	$114,621	$113,901

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2013, $167,000 of available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $111,000. There were no losses on the available-for-sale securities sold. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the year ended December 31, 2012, $1.6 million of available-for-sale securities were sold. The gross realized gains and losses on these sales totaled approximately $21,000 and $12,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the year ended December 31, 2011, $1.1 million of available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $5,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During 2010, we became aware that fraudulent rural improvement district bonds had been sold to various financial institutions in Arkansas. As a result of the fraud, the Board of Directors authorized a $3.6 million other than temporary impairment charge to our investment securities. During 2011, we were able record a gain from the collection of $2.2 million in insurance proceeds on these bonds.

There were no securities classified as held-to-maturity at December 31, 2012 and 2011. At December 31, 2013, there were $114.6 million of held-to-maturity securities.

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

For the year ended December 31, 2013, the Company had approximately $711,000 in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 75.9% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2013 and 2012:

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$312,674	$(5,205)	$6,529	$(119)	$319,203	$(5,324)
Mortgage-backed securities	267,105	(3,968)	11,749	(297)	278,854	(4,265)
State and political subdivisions	130,718	(4,831)	4,042	(295)	134,760	(5,126)
Other securities	36,125	(1,153)	—	—	36,125	(1,153)

Total	$746,622	$(15,157)	$22,320	$(711)	$768,942	$(15,868)

	December 31, 2012
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$26,002	$(22)	$10,477	$(54)	$36,479	$(76)
Mortgage-backed securities	36,675	(180)	—	—	36,675	(180)
State and political subdivisions	15,797	(96)	—	—	15,797	(96)
Other securities	1,973	(19)	—	—	1,973	(19)

Total	$80,447	$(317)	$10,477	$(54)	$90,924	$(371)

Income earned on securities for the years ended is as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Taxable:
Available-for-sale	$12,277	$11,226	$9,244
Held-to-maturity	21	—	—
Tax-exempt:
Available-for-sale	5,358	6,154	6,179
Held-to-maturity	651	—	—

Total	$18,307	$17,380	$15,423

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,739,668	$1,019,039
Construction/land development	562,667	254,800
Agricultural	81,618	32,513
Residential real estate loans
Residential 1-4 family	913,332	549,269
Multifamily residential	213,232	129,742

Total real estate	3,510,517	1,985,363
Consumer	69,570	37,462
Commercial and industrial	511,421	256,908
Agricultural	37,129	19,825
Other	65,800	31,641

Loans receivable not covered by loss share	$4,194,437	$2,331,199

During the year ended December 31, 2013, the Company sold $2.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $135,000. During the year ended December 31, 2012, the Company sold $5.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $404,000.

Mortgage loans held for resale of approximately $30.5 million and $22.0 million at December 31, 2013 and 2012, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2013 and 2012 were not material.

The Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method. The Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The Company evaluated loans purchased in conjunction with the acquisition of Vision in accordance with the provisions of FASB ASC Topic 310-20. None of the purchased non-covered loans were considered impaired at the date of acquisition. The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

The Company evaluated loans purchased in conjunction with the acquisitions of Heritage and Premier for impairment in accordance with the provisions of FASB ASC Topic 310-30. These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

5. Loans Receivable Covered by FDIC Loss Share

The Company evaluated loans purchased in conjunction with the acquisitions under purchase and assumption agreements with the FDIC for impairment in accordance with the provisions of FASB ASC Topic 310-30. Purchased covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of December 31, 2013 and December 31, 2012 for the Company:

	December 31,	December 31,
	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$117,164	$164,723
Construction/land development	48,388	66,713
Agricultural	1,232	2,282
Residential real estate loans
Residential 1-4 family	98,403	125,625
Multifamily residential	10,378	9,567

Total real estate	275,565	368,910
Consumer	20	39
Commercial and industrial	5,852	14,668
Other	1,079	1,267

Loans receivable covered by FDIC loss share	$282,516	$384,884

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of December 31, 2013 and 2012, $35.8 million and $70.9 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the year ended December 31, 2013:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$45,170	$5,462	$50,632
Loans charged off	14,197	5,314	19,511
Recoveries of loans previously charged off	3,860	200	4,060

Net loans recovered (charged off)	(10,337)	(5,114)	(15,451)
Provision for loan losses for non-covered loans	4,189	—	4,189
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	4,445	4,445
Benefit attributable to FDIC loss share agreements	—	(3,454)	(3,454)

Net provision for loan losses for covered loans	—	991	991
Increase in FDIC indemnification asset	—	3,454	3,454

Balance, December 31	$39,022	$4,793	$43,815

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $174.6 million, $81.7 million and $2.5 million at December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(998)	(4,054)	(6,308)	(537)	(2,300)	—	(14,197)
Recoveries of loans previously charged off	34	2,071	982	72	701	—	3,860

Net loans recovered (charged off)	(964)	(1,983)	(5,326)	(465)	(1,599)	—	(10,337)
Provision for loan losses	1,430	(2,891)	402	(1,472)	2,874	3,846	4,189

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,826	$8,359	$2,347	$5	$—	$—	$14,537
Loans collectively evaluated for impairment	2,456	6,741	6,542	1,928	2,563	4,255	24,485

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,560	$76,559	$20,112	$5,563	$223	$—	$135,017
Loans collectively evaluated for impairment	500,279	1,592,343	1,027,093	484,036	164,224	—	3,767,975

Loans evaluated for impairment balance, December 31	532,839	1,668,902	1,047,205	489,599	164,447	—	3,902,992

Purchased credit impaired loans acquired	29,828	152,384	79,359	21,822	8,052	—	291,445

Balance, December 31	$562,667	$1,821,286	$1,126,564	$511,421	$172,499	$—	$4,194,437

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

	Year Ended December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,002	$17,247	$14,297	$6,357	$1,022	$2,423	$53,348
Loans charged off	(3,590)	(4,076)	(3,299)	(571)	(3,159)	—	(14,695)
Recoveries of loans previously charged off	827	278	2,477	5,817	577	—	9,976

Net loans recovered (charged off)	(2,763)	(3,798)	(822)	5,246	(2,582)	—	(4,719)
Provision for loan losses	(1,294)	6,919	(1,279)	(5,295)	4,818	(369)	3,500

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

	As of December 31, 2011
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,428	$15,050	$8,485	$3,503	$2,205	$—	$33,671
Loans collectively evaluated for impairment	3,517	5,318	3,711	2,805	1,053	2,054	18,458

Balance, December 31	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$25,534	$105,517	$29,818	$9,535	$2,798	$—	$173,202
Loans collectively evaluated for impairment	336,312	622,004	376,634	166,741	85,193	—	1,586,884

Balance, December 31	$361,846	$727,521	$406,452	$176,276	$87,991	$—	$1,760,086

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2013 and December 31, 2012:

	December 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,849	$2,275	$13,007	$20,131	$1,719,537	$1,739,668	$7,914
Construction/land development	2,206	352	5,959	8,517	554,150	562,667	4,879
Agricultural	1,040	1,082	89	2,211	79,407	81,618	—
Residential real estate loans
Residential 1-4 family	7,936	2,676	13,775	24,387	888,945	913,332	6,492
Multifamily residential	—	1,437	2	1,439	211,793	213,232	1

Total real estate	16,031	7,822	32,832	56,685	3,453,832	3,510,517	19,286
Consumer	717	226	224	1,167	68,403	69,570	100
Commercial and industrial	4,363	405	5,218	9,986	501,435	511,421	3,755
Agricultural and other	778	110	—	888	102,041	102,929	—

Total	$21,889	$8,563	$38,274	$68,726	$4,125,711	$4,194,437	$23,141

	December 31, 2012
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,670	$399	$5,096	$14,165	$1,004,874	$1,019,039	$1,437
Construction/land development	374	732	3,976	5,082	249,718	254,800	1,296
Agricultural	—	—	140	140	32,373	32,513	—
Residential real estate loans
Residential 1-4 family	3,724	1,978	12,561	18,263	531,006	549,269	2,589
Multifamily residential	157	4,439	3,215	7,811	121,931	129,742	—

Total real estate	12,925	7,548	24,988	45,461	1,939,902	1,985,363	5,322
Consumer	780	187	688	1,655	35,807	37,462	95
Commercial and industrial	1,310	254	1,597	3,161	253,747	256,908	520
Agricultural and other	262	116	—	378	51,088	51,466	—

Total	$15,277	$8,105	$27,273	$50,655	$2,280,544	$2,331,199	$5,937

Non-accruing loans not covered by loss share at December 31, 2013 and December 31, 2012 were $15.1 million and $21.3 million, respectively.

The following is a summary of the non-covered impaired loans as of December 31, 2013, 2012 and 2011:

	December 31, 2013
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,449	$—	$—	$3,958	$177
Construction/land development	—	—	—	106	8
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	6	6	—	1,016	34
Multifamily residential	—	—	—	534	1

Total real estate	1,455	6	—	5,614	220
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	132	6
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	1,455	6	—	5,746	226
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	56,465	54,707	8,359	55,361	2,205
Construction/land development	29,461	27,231	3,826	23,121	878
Agricultural	89	89	—	83	—
Residential real estate loans
Residential 1-4 family	19,188	16,599	1,265	13,248	373
Multifamily residential	2,065	2,065	1,082	3,683	100

Total real estate	107,268	100,691	14,532	95,496	3,556
Consumer	254	223	—	385	5
Commercial and industrial	7,059	5,563	5	2,503	67
Agricultural and other	—	—	—	—	—

Total loans with a specific valuation allowance	114,581	106,477	14,537	98,384	3,628
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	57,914	54,707	8,359	59,319	2,382
Construction/land development	29,461	27,231	3,826	23,227	886
Agricultural	89	89	—	83	—
Residential real estate loans
Residential 1-4 family	19,194	16,605	1,265	14,264	407
Multifamily residential	2,065	2,065	1,082	4,217	101

Total real estate	108,723	100,697	14,532	101,110	3,776
Consumer	254	223	—	385	5
Commercial and industrial	7,059	5,563	5	2,635	73
Agricultural and other	—	—	—	—	—

Total impaired loans	$116,036	$106,483	$14,537	$104,130	$3,854

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2013.

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
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,338	$1,338	$—	$2,810	$77
Construction/land development	6,236	6,236	—	1,456	80
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	246	246	—	428	12
Multifamily residential	—	—	—	—	—

Total real estate	7,820	7,820	—	4,694	169
Consumer	—	—	—	—	—
Commercial and industrial	393	218	—	165	5
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	8,213	8,038	—	4,859	174
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	78,978	74,290	15,050	58,222	3,020
Construction/land development	15,364	15,190	4,428	22,010	1,043
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,173	22,560	6,272	21,157	788
Multifamily residential	6,577	6,576	2,213	7,039	349

Total real estate	126,092	118,616	27,963	108,907	5,210
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,319	8,569	3,503	11,170	730
Agricultural and other	1,203	1,203	1,203	241	—

Total loans with a specific valuation allowance	139,225	129,984	33,671	121,666	5,986
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	80,316	75,628	15,050	61,032	3,097
Construction/land development	21,600	21,426	4,428	23,466	1,123
Agricultural	—	—	—	479	10
Residential real estate loans
Residential 1-4 family	25,419	22,806	6,272	21,585	800
Multifamily residential	6,577	6,576	2,213	7,039	349

Total real estate	133,912	126,436	27,963	113,601	5,379
Consumer	1,611	1,596	1,002	1,348	46
Commercial and industrial	10,537	8,787	3,503	11,335	735
Agricultural and other	1,203	1,203	1,203	241	—

Total impaired loans	$147,263	$138,022	$33,671	$126,525	$6,160

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2011.

Interest recognized on non-covered impaired loans during the years ended December 31, 2013, 2012 and 2011 was approximately $3.9 million, $6.4 million and $6.2 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,874	$1	$—	$55,875
Construction/land development	19,140	—	—	19,140
Agricultural	89	—	—	89
Residential real estate loans
Residential 1-4 family	12,747	196	—	12,943
Multifamily residential	2,064	—	—	2,064

Total real estate	89,914	197	—	90,111
Consumer	454	—	—	454
Commercial and industrial	2,620	2	—	2,622
Agricultural and other	32	—	—	32

Total	$93,020	$199	$—	$93,219

	December 31, 2012
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,906	$14	$—	$55,920
Construction/land development	17,805	—	—	17,805
Agricultural	140	—	—	140
Residential real estate loans
Residential 1-4 family	19,172	319	—	19,491
Multifamily residential	5,272	—	—	5,272

Total real estate	98,295	333	—	98,628
Consumer	1,495	—	—	1,495
Commercial and industrial	3,226	15	—	3,241
Agricultural and other	39	—	—	39

Total	$103,055	$348	$—	$103,403

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

The following is a presentation of non-covered loans by class and risk rating as of December 31, 2013 and December 31, 2012:

	December 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3	$3,135	$1,039,110	$462,957	$28,380	$55,875	$1,589,460
Construction/land development	54	94	198,228	303,590	11,732	19,140	532,838
Agricultural	55	—	53,633	24,901	764	89	79,442
Residential real estate loans
Residential 1-4 family	393	146	654,739	155,744	17,241	12,943	841,206
Multifamily residential	—	—	150,023	52,233	1,679	2,064	205,999

Total real estate	505	3,375	2,095,733	999,425	59,796	90,111	3,248,945
Consumer	15,566	32	42,647	7,244	848	454	66,791
Commercial and industrial	25,809	5,845	300,108	151,986	3,229	2,622	489,599
Agricultural and other	675	7,138	74,676	14,462	674	32	97,657

Total risk rated loans	$42,555	$16,390	$2,513,164	$1,173,117	$64,547	$93,219	$3,902,992

Purchased credit impaired loans acquired							291,445

Total non-covered loans							$4,194,437

	December 31, 2012
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7	$53	$483,816	$350,768	$34,354	$55,920	$924,918
Construction/land development	41	116	65,215	147,908	7,429	17,805	238,514
Agricultural	—	—	10,920	19,761	—	140	30,821
Residential real estate loans
Residential 1-4 family	461	155	305,369	131,698	14,873	19,491	472,047
Multifamily residential	—	—	23,760	86,459	5,521	5,272	121,012

Total real estate	509	324	889,080	736,594	62,177	98,628	1,787,312
Consumer	8,785	105	14,771	7,865	658	1,495	33,679
Commercial and industrial	10,431	1,248	119,599	94,713	1,905	3,241	231,137
Agricultural and other	244	2,517	28,755	19,443	1	39	50,999

Total risk rated loans	$19,969	$4,194	$1,052,205	$858,615	$64,741	$103,403	$2,103,127

Purchased credit impaired loans acquired							228,072

Total non-covered loans							$2,331,199

The following is a presentation of non-covered TDR’s by class as of December 31, 2013 and 2012:

	December 31, 2013
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$36,454	$13,029	$8,384	$10,554	$31,967
Construction/land development	3	8,324	5,811	1,794	—	7,605
Residential real estate loans
Residential 1-4 family	8	1,646	589	727	170	1,486
Multifamily residential	1	2,887	2,063	—	—	2,063

Total real estate	26	49,311	21,492	10,905	10,724	43,121
Commercial and industrial	1	380	—	—	345	345

Total	27	$49,691	$21,492	$10,905	$11,069	$43,466

	December 31, 2012
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	34	$48,672	$22,710	$11,198	$10,449	$44,357
Construction/land development	3	9,117	6,489	1,688	—	8,177
Residential real estate loans
Residential 1-4 family	11	4,621	3,337	348	623	4,308
Multifamily residential	2	4,213	3,377	—	—	3,377

Total real estate	50	66,623	35,913	13,234	11,072	60,219
Commercial and industrial	5	683	6	272	385	663

Total	55	$67,306	$35,919	$13,506	$11,457	$60,882

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	December 31, 2013		December 31, 2012
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	2	$761
Construction/land development	—	—	—	—
Residential real estate loans
Residential 1-4 family	4	854	5	2,665

Total real estate	4	854	7	3,426
Commercial and industrial	—	—	—	—

Total	4	$854	7	$3,426

Allowance for Loan Losses, Credit Quality and Other for Covered Loans

During the quarterly 2013 impairment testing on the estimated cash flows of the covered loans, the Company established that six pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $4.4 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the year ended December 31, 2013. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $3.5 million resulting in a net provision for loan losses of $991,000.

During the quarterly 2012 impairment testing on the estimated cash flows of the covered loans, the Company established that four pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the year ended December 31, 2012. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2013. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(905)	(3,426)	(826)	(157)	—	—	(5,314)
Recoveries of loans previously charged off	15	13	172	—	—	—	200

Net loans recovered (charged off)	(890)	(3,413)	(654)	(157)	—	—	(5,114)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,428	246	2,539	232	—	—	4,445
Benefit attributable to FDIC loss share agreements	(1,118)	44	(2,165)	(215)	—	—	(3,454)

Net provision for loan losses	310	290	374	17	—	—	991
Increase in FDIC indemnification asset	1,118	(44)	2,165	215	—	—	3,454

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,707	838	2,113	135	—	—	4,793

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	48,388	118,396	108,781	5,852	1,099	—	282,516

Balance, December 31	$48,388	$118,396	$108,781	$5,852	$1,099	$—	$282,516

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the period ended December 31, 2012, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2012. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

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

The following is a summary of the non-covered purchased credit impaired loans acquired in the Liberty acquisition during 2013 as of the date of acquisition:

Liberty
(In thousands)
Contractually required principal and interest at acquisitions	$172,482
Non-accretable difference (expected losses and foregone interest)	41,935

Cash flows expected to be collected at acquisition	130,547
Accretable yield	10,076

Basis in acquired loans at acquisition	$120,471

As of the respective acquisition date, the estimates of contractually required payments receivable, including interest, for all non-covered purchased credit impaired loans acquired in the Liberty transaction was $172.5 million. The cash flows expected to be collected as of the acquisition dates for these loans were $130.5 million, including interest. These amounts were determined based upon the estimated remaining lives of the underlying loans, which includes the effects of estimated prepayments.

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the year ended December 31, 2013 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$127,371	$612,956
Reforecasted future interest payments for loan pools	8,988	—
Accretion	(56,081)	56,081
Acquisition of Liberty	10,076	120,471
Adjustment to yield	29,627	—
Transfers to foreclosed assets held for sale	—	(10,476)
Payments received, net	—	(205,071)

Balance at end of period	$119,981	$573,961

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $9.0 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During 2013, thirteen FDIC loss sharing pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $29.7 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true-up liability. This positive event will reduce the indemnification asset by approximately $20.9 million and increase our FDIC true-up liability by $2.9 million. The $20.9 million will be amortized over the weighted average life of the shared-loss agreement. This amortization will be shown as a reduction to FDIC indemnification non-interest income. The $2.9 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $5.9 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2013 and 2012, were as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Goodwill
Balance, beginning of period	$85,681	$59,663
Vision and Premier acquisitions	—	26,018
Liberty acquisition	216,055	—

Balance, end of period	$301,736	$85,681

	December 31, 2013	December 31, 2012
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$12,061	$8,620
Acquisitions	13,861	6,202
Amortization expense	(3,624)	(2,761)

Balance, end of year	$22,298	$12,061

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2013 and 2012 were:

	December 31,
	2013	2012
	(In thousands)
Gross carrying amount	$43,524	$29,663
Accumulated amortization	(21,226)	(17,602)

Net carrying amount	$22,298	$12,061

Core deposit and other intangible amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $3.6 million, $2.8 million and $2.8 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2013 review, the Company’s core deposit and other intangibles for Heritage Bank were considered impaired and an approximately $173,000 impairment adjustment was made for the year ended December 31, 2013. Including all of the mergers completed as of December 31, 2013, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2014 through 2018 is approximately: 2014—$4.4 million; 2015—$3.6 million; 2016—$2.3 million; 2017—$2.2 million; 2018—$2.1 million.

The carrying amount of the Company’s goodwill was $301.7 million at December 31, 2013 and $85.7 million at December 31, 2012. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2013 and December 31, 2012 other assets were $81.2 million and $75.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $19.1 million and $45.2 million at December 31, 2013 and December 31, 2012, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $52.6 million and $20.2 million at December 31, 2013 and December 31, 2012, respectively.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $877.4 million and $549.1 million at December 31, 2013 and 2012, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.1 million, $7.8 million and $9.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, brokered deposits were $100.4 million and $56.9 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2013 (in thousands):

One month or less.	$198,695
Over 1 month to 3 months	242,188
Over 3 months to 6 months	374,759
Over 6 months to 12 months	446,319
Over 12 months to 2 years	239,213
Over 2 years to 3 years	68,291
Over 3 years to 5 years	35,627
Over 5 years	4,370

Total time deposits	$1,609,462

Deposits totaling approximately $1.02 billion and $484.4 million at December 31, 2013 and 2012, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At December 31, 2013 and 2012, securities sold under agreements to repurchase totaled $161.0 million and $66.3 million, respectively. For the years ended December 31, 2013 and 2012, securities sold under agreements to repurchase daily weighted average totaled $88.1 million and $67.0 million, respectively.

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $350.7 million and $130.4 million at December 31, 2013 and 2012, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. All of the outstanding balance for December 31, 2012 was long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.15% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $191.0 million and $90.5 million at December 31, 2013 and 2012, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2013 and 2012, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2013, are as follows (in thousands):

2014	$35,316
2015	52,919
2016	15,485
2017	658
2018	111,684
Thereafter	4,347

$220,409

12. Subordinated Debentures

Subordinated debentures at December 31, 2013 and 2012 consisted of guaranteed payments on trust preferred securities with the following components:

	As of December 31,
	2013	2012
	(In thousands)
Subordinated debentures, issued in 2003, due 2033, fixed at 6.40%, during the first five years and at a floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$—	$20,619
Subordinated debentures, issued in 2003, due 2033, floating rate of 3.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	—	5,155
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	3,093	3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	—
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.836% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	—
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	—

Total	$60,826	$28,867

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

The Company holds $60.8 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. We acquired $57.7 million of trust preferred securities during the Liberty acquisition. Since these trust preferred securities are being phased out of Tier 1 capital, we decided to begin the process of redeeming these instruments. During 2013, the Company paid off $25.8 million of subordinated debentures. As a result of the leveraging from the Liberty acquisition, we have decided to postpone any future redemptions until the holding company builds additional Tier 1 capital and cash.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$11,507	$30,041	$32,751
State	2,286	5,822	6,087

Total current	13,793	35,863	38,838

Deferred:
Federal	20,156	(363)	(7,821)
State	4,004	(71)	(1,416)

Total deferred	24,160	(434)	(9,237)

Provision for income taxes	$37,953	$35,429	$29,601

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.25)	(2.47)	(2.87)
Cash value of life insurance	(0.27)	(0.30)	(0.47)
State income taxes, net of federal benefit	3.93	3.80	3.60
Other	(0.08)	(0.04)	(0.16)

Effective income tax rate	36.33%	35.99%	35.10%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2013	December 31, 2012
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$17,213	$19,999
Deferred compensation	3,230	1,331
Stock options	277	231
Real estate owned	11,145	9,211
Loan discounts	65,639	51,946
Tax basis premium/discount on acquisitions	20,671	23,914
Unrealized loss on securities available-for-sale	2,673	—
Deposits	14	485
Investments	2,568	—
Other	6,978	7,239

Gross deferred tax assets	130,408	114,356

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	3,616	377
Unrealized gain on securities available-for-sale	—	7,747
Core deposit intangibles	5,650	1,506
Indemnification asset	29,074	54,009
FHLB dividends	1,602	889
Other	1,054	2,830

Gross deferred tax liabilities	40,996	67,358

Net deferred tax assets	$89,412	$46,998

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2010. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2008 in the second quarter of 2011 that was completed in the fourth quarter of 2012. The IRS did not propose any significant adjustments to the Company’s tax return.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2013, 2012 and 2011.

14. Common Stock and Compensation Plans

Common Stock

On April 18, 2013 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

On April 18, 2013, our Board of Directors declared a 2-for-1 stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 13, 2013. The stock split increased the Company’s total shares of common stock outstanding as of June 12, 2013 from 28,121,596 shares to 56,243,192 shares (split adjusted). All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this 2-for-1 stock split.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares (split adjusted) of common stock in the Company. At December 31, 2013, the Company had approximately 1,594,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,560,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding at December 31, 2013, 2012, and 2011 was $26.8 million, $8.6 million and $8.3 million, respectively. The intrinsic value of the stock options vested at December 31, 2013, 2012 and 2011 was $22.1 million, $8.2 million and $8.1 million, respectively.

The intrinsic value of the stock options exercised during 2013, 2012 and 2011 was $2.2 million, $3.8 million, and $1.5 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $879,000 as of December 31, 2013.

The table below summarized the transactions under the Company’s stock option plans at December 31, 2013, 2012 and 2011 and changes during the years then ended:

	2013		2012		2011
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	871	$6.66	1,138	$5.68	1,320	$5.44
Granted	184	21.24	90	13.13	—	—
Forfeited	(3)	8.60	(2)	4.65	—	—
Exercised	(86)	5.01	(355)	5.17	(182)	3.94

Outstanding, end of year	966	9.57	871	6.66	1,138	5.68

Exercisable, end of year	710	$6.20	766	$5.86	1,100	$5.56

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2013 and 2012, were $4.50 per share and $3.59 per share (split adjusted), respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2013 and 2012 stock option grants were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
Expected dividend yield	1.42%	1.52%
Expected stock price volatility	22.09%	30.56%
Risk-free interest rate	1.33%	1.47%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 3.08 to $3.50	14	1.29	$3.32	14	$3.32
$ 3.92 to $4.34	48	1.54	4.24	48	4.24
$ 4.78 to $4.92	88	1.53	4.82	88	4.82
$ 5.33 to $5.33	199	1.85	5.33	199	5.33
$ 5.54 to $5.54	199	2.20	5.54	199	5.54
$ 8.54 to $8.60	81	4.04	8.57	81	8.57
$ 9.25 to $9.31	10	3.40	9.29	10	9.29
$ 10.16 to $11.37	55	3.30	10.33	55	10.33
$ 13.12 to $13.12	88	8.06	13.12	16	13.12
$ 17.25 to $34.80	184	9.30	21.24	—	—

	966			710

The table below summarized the activity for the Company’s restricted stock issued and outstanding at December 31, 2013, 2012 and 2011 and changes during the years then ended:

	2013	2012	2011
	(In thousands)
Beginning of year	269	98	44
Issued	35	208	64
Vested	(32)	(36)	(10)
Forfeited	(16)	—	—

End of year	256	269	98

Amount of expense for twelve months ended	$1,086	$780	$351

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

On June 4, 2013, 12,666 shares (split adjusted) of restricted common stock were issued to a regional president of our bank subsidiary. Of these issued shares, 9,666 shares (split adjusted) will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares (split adjusted) are subject to the previously discussed performance-based vesting.

The Company did not utilize a portion of its previously approved stock repurchase program during 2013. This program authorized the repurchase of 2,376,000 shares (split adjusted) of the Company’s common stock. The Company repurchased for 2012 a total of 890,896 shares (split adjusted) with a weighted average stock price of $14.86 per share (split adjusted). The 2012 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,510,896 shares (split adjusted). The remaining balance available for repurchase is 865,104 shares (split adjusted) at December 31, 2013.

15. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2013	2012	2011
	(In thousands)
Salaries and employee benefits	$58,394	$47,289	$42,825
Occupancy and equipment	17,168	14,500	14,197
Data processing expense	5,393	4,930	4,601
Other operating expenses:
Advertising	1,829	2,447	4,270
Merger and acquisition expenses	18,378	7,157	145
Amortization of intangibles	3,624	2,761	2,827
Electronic banking expense	4,207	3,175	2,733
Directors’ fees	767	807	811
Due from bank service charges	616	536	496
FDIC and state assessment	2,849	2,313	4,283
Insurance	2,449	1,774	1,673
Legal and accounting	1,393	1,065	1,603
Other professional fees	1,928	1,655	1,954
Operating supplies	1,439	1,134	1,168
Postage	945	896	942
Telephone	1,260	1,074	977
Other expense	10,668	8,855	9,217

Total other operating expenses	52,352	35,649	33,099

Total non-interest expense	$133,307	$102,368	$94,722

16. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2013, 2012 and 2011. The Company’s expense for the plan was approximately $702,000, $604,000 and $522,000 in 2013, 2012 and 2011, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman and CEO. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000, $250,000 and $125,000 of this benefit during 2013, 2012 and 2011, respectively. An expense of approximately $176,000, $181,000 and $372,000 was accrued for 2013, 2012 and 2011 for this plan, respectively.

17. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2013 and 2012, related party loans were approximately $30.5 million and $33.0 million, respectively. New loans and advances on prior commitments made to the related parties were $14.4 million and $14.0 million for the years ended December 31, 2013 and 2012, respectively. Repayments of loans made by the related parties were $16.9 million and $14.0 million for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013 and 2012, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $13.5 million and $23.5 million, respectively, savings and interest-bearing transaction accounts of approximately $1.1 million and $838,000, respectively, and time certificates of deposit of approximately $10.5 million and $6.2 million, respectively.

During 2013, 2012 and 2011, rent expense totaling approximately $98,000, $97,000 and $97,000, respectively, was paid to related parties.

18. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2013, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2014	$2,717
2015	2,328
2016	1,925
2017	1,809
2018	1,406
Thereafter	3,269

$13,454

19. Concentration of Credit Risks

The Company’s primary market areas are in Arkansas, Florida and South Alabama. The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.

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

Although the Company has a diversified loan portfolio, at December 31, 2013 and 2012, non-covered commercial real estate loans represented 56.8% and 56.0% of gross non-covered loans and 283.5% and 253.4% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 26.9% and 29.1% of gross non-covered loans and 134.0% and 131.7% of total stockholders’ equity at December 31, 2013 and 2012, respectively.

Approximately 90.5% of the Company’s loans as of December 31, 2013, are to the borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 84.6% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

At December 31, 2013 and 2012, commitments to extend credit of $623.5 million and $407.1 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2013 and 2012, is $21.4 million and $16.4 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiaries.

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2013 and 2012, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2013, 2012 and 2011.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $91.9 million and $97.8 million as of December 31, 2013 and 2012, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $632,000 and $495,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the year ended December 31, 2013 and 2012, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2013 and 2012, the fair value of non-covered foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $29.9 million and $20.4 million, respectively.

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

	December 31, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,534	$165,534	1
Federal funds sold	4,275	4,275	1
Investment securities – held-to-maturity	114,621	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,063,469	4,053,098	3
Loans receivable covered by FDIC loss share, net of allowance	277,723	277,723	3
FDIC indemnification asset	89,611	89,611	3
Accrued interest receivable	22,944	22,944	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$991,161	$991,161	1
Savings and interest-bearing transaction accounts	2,792,423	2,792,423	1
Time deposits	1,609,462	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,984	160,984	1
FHLB borrowed funds	350,661	357,674	2
Accrued interest payable	1,252	1,252	1
Subordinated debentures	60,826	60,826	3

	December 31, 2012
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$231,855	$231,855	1
Federal funds sold	17,148	17,148	1
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	2,188,253	2,202,859	3
Loans receivable covered by FDIC loss share, net of allowance	379,422	379,422	3
FDIC indemnification asset	139,646	139,646	3
Accrued interest receivable	16,305	16,305	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$666,414	$666,414	1
Savings and interest-bearing transaction accounts	1,784,047	1,784,047	1
Time deposits	1,032,991	1,037,235	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	66,278	66,278	1
FHLB borrowed funds	130,388	139,654	2
Accrued interest payable	1,243	1,243	1
Subordinated debentures	28,867	28,911	3

23. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2013, the Company requested approximately $41.2 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 75% of the current year earnings December 2012 through August 2013 from its banking subsidiary.

During October 2013, the Company requested a regulatory approved $50.0 million special dividend from the Bank in order to facilitate the acquisition of Liberty Bancshares, Inc. Since the Company exceeded the regulatory dividend limit for 2013 after the special dividend, the Company did not request additional dividends from its banking subsidiary during the remainder of 2013. The Company anticipates resuming dividends of approximately 75% of the net income from its banking subsidiary during 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2013, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2013
Leverage ratios:
Home BancShares	$549,493	9.38%	$234,325	4.00%	$	N/A	N/A	%
Centennial Bank	514,943	7.96	258,765	4.00		323,457	5.00
Tier 1 capital ratios:
Home BancShares	$549,493	10.88%	$202,019	4.00%	$	N/A	N/A	%
Centennial Bank	514,943	10.17	202,534	4.00		303,801	6.00
Total risk-based capital ratios:
Home BancShares	$593,308	11.75%	$403,954	8.00%	$	N/A	N/A	%
Centennial Bank	558,758	11.03	405,264	8.00		506,580	10.00
As of December 31, 2012
Leverage ratios:
Home BancShares	$431,158	10.95%	$157,501	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	9.84	157,623	4.00		197,028	5.00
Tier 1 capital ratios:
Home BancShares	$431,158	13.94%	$123,718	4.00%	$	N/A	N/A	%
Centennial Bank	387,752	12.57	123,390	4.00		185,084	6.00
Total risk-based capital ratios:
Home BancShares	$469,965	15.20%	$247,350	8.00%	$	N/A	N/A	%
Centennial Bank	426,454	13.83	246,683	8.00		308,354	10.00

24. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the years ended:

	2013	2012	2011
	(In thousands)
Interest paid	$14,960	$22,823	$31,430
Income taxes paid	26,045	35,570	37,150
Assets acquired by foreclosure	31,133	31,117	42,714

25. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2013	2012
Assets
Cash and cash equivalents	$6,000	$35,779
Investments in wholly-owned subsidiaries	892,102	503,126
Investments in unconsolidated subsidiaries	1,826	867
Other assets	4,196	6,923

Total assets	$904,124	$546,695

Liabilities
Subordinated debentures	$60,826	$28,867
Other liabilities	2,343	2,355

Total liabilities	63,169	31,222

Stockholders’ Equity
Common stock	651	281
Capital surplus	708,058	416,354
Retained earnings	136,386	86,837
Accumulated other comprehensive income (loss)	(4,140)	12,001

Total stockholders’ equity	840,955	515,473

Total liabilities and stockholders’ equity	$904,124	$546,695

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2013	2012	2011
Income
Dividends from banking subsidiary	$91,178	$48,366	$39,760
Other income	18	55	65

Total income	91,196	48,421	39,825
Expenses	5,055	4,909	5,089

Income before income taxes and equity in undistributed net income of subsidiaries	86,141	43,512	34,736
Tax benefit for income taxes	2,024	1,910	1,912

Income before equity in undistributed net income of subsidiaries	88,165	45,422	36,648
Equity in undistributed net income of subsidiaries	(21,645)	17,600	18,093

Net income	$66,520	$63,022	$54,741

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2013	2012	2011
Cash flows from operating activities
Net income	$66,520	$63,022	$54,741
Items not requiring (providing) cash
Amortization	—	—	—
Loss on investment securities	—	—	—
Share-based compensation	1,298	917	36
Tax benefit from stock options exercised	(836)	(1,377)	(562)
Equity in undistributed income of subsidiaries	21,645	(17,600)	(18,093)
Changes in other assets	1,674	(1,049)	2,102
Changes in other liabilities	(1,819)	1,181	410

Net cash provided by (used in) operating activities	88,482	45,094	38,634

Cash flows from investing activities
Purchase of Premier Bank	—	(1,415)	—
Purchase of Liberty Bank	(76,980)	—	—

Net cash provided by (used in) investing activities	(76,980)	(1,415)	—

Cash flows from financing activities
Repurchase of preferred stock and common stock warrant	—	—	(51,300)
Proceeds from exercise of stock options	431	1,958	1,061
Common stock issuance costs – market acquisitions	(577)	—	—
Retirement of subordinated debentures	(25,000)	(15,000)	—
Tax benefit from stock options exercised	836	1,377	562
Repurchase of common stock	—	(13,549)	(6,768)
Dividends paid	(16,971)	(16,315)	(8,894)

Net cash provided by (used in) financing activities	(41,281)	(41,529)	(65,339)

Increase (decrease) in cash and cash equivalents	(29,779)	2,150	(26,705)
Cash and cash equivalents, beginning of year	35,779	33,629	60,334

Cash and cash equivalents, end of year	$6,000	$35,779	$33,629

26. Recent Accounting Pronouncements

In October 2012, the FASB issued an update, ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution”, to address the diversity in treatment with respect to indemnification assets recognized in connection with a government-assisted acquisition of a financial institution and the related asset subject to indemnification. When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution, a change in the cash flows expected to be collected on the indemnified asset will result in a change in the value of such asset and should also result in a change in the respective indemnification asset. The update clarifies that the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, which is the lesser of the term of the indemnification agreement or the remaining life of the indemnified assets. The new authoritative guidance became effective for reporting periods after January 1, 2013. ASU 2012-06 did not impact or change the impairment tests or results for the year ended 2013; the Company was already following the guidance provided for in this new standard.

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

Management’s Report on Internal Control Over Financial Reporting

The information required by Item 308(a) and 308(b) of Regulation S-K regarding management’s annual report on internal control over financial reporting and the audit report of the independent registered public accounting firm is contained in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by this reference.

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. On October 24, 2013, we completed our acquisition of Liberty Bancshares, Inc., and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the fourth quarter of 2013, to include the operations of Liberty. Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2013 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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
C. Randall Sims
Chief Executive Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2014.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Randy E. Mayor
John W. Allison	C. Randall Sims	Randy E. Mayor
Chairman of the Board of	Chief Executive Officer and	Chief Financial Officer,
Directors	Director (Principal Executive Officer)	Treasurer and Director
(Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams	Robert H. Adcock, Jr.	Richard H. Ashley
Director	Vice Chairman of the Board and	Director
Director

/s/ Dale A. Bruns	/s/ Richard A. Buckheim	/s/ Jack E. Engelkes
Dale A. Bruns	Richard A. Buckheim	Jack E. Engelkes
Director	Director	Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Brian S. Davis
James G. Hinkle	Alex R. Lieblong	Brian S. Davis
Director	Director	Chief Accounting Officer
and Investor Relations Officer
(Principal Accounting Officer)