Form 10-Q
period 2014-03-31
HOME BANCSHARES INC
filed 2014-05-08
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Common Stock Issued and Outstanding: 65,138,712 shares as of May 2, 2014.

HOME BANCSHARES, INC.

FORM 10-Q

March 31, 2014

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on February 28, 2014.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$124,662	$104,005
Interest-bearing deposits with other banks	89,897	61,529

Cash and cash equivalents	214,559	165,534
Federal funds sold	22,925	4,275
Investment securities – available-for-sale	1,175,827	1,175,484
Investment securities – held-to-maturity	132,363	114,621
Loans receivable not covered by loss share	4,126,564	4,194,437
Loans receivable covered by FDIC loss share	270,641	282,516
Allowance for loan losses	(48,991)	(43,815)

Loans receivable, net	4,348,214	4,433,138
Bank premises and equipment, net	196,392	197,224
Foreclosed assets held for sale not covered by loss share	23,484	29,869
Foreclosed assets held for sale covered by FDIC loss share	20,201	20,999
FDIC indemnification asset	73,348	89,611
Cash value of life insurance	63,787	63,501
Accrued interest receivable	21,865	22,944
Deferred tax asset, net	82,886	89,412
Goodwill	301,736	301,736
Core deposit and other intangibles	21,131	22,298
Other assets	82,058	81,215

Total assets	$6,780,776	$6,811,861

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,057,148	$991,161
Savings and interest-bearing transaction accounts	2,827,787	2,792,423
Time deposits	1,453,575	1,609,462

Total deposits	5,338,510	5,393,046
Securities sold under agreements to repurchase	137,524	160,984
FHLB borrowed funds	354,935	350,661
Accrued interest payable and other liabilities	20,113	5,389
Subordinated debentures	60,826	60,826

Total liabilities	5,911,908	5,970,906

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2014 and 2013; shares issued and outstanding 65,134,992 in 2014 and 65,081,853 in 2013	651	651
Capital surplus	708,868	708,058
Retained earnings	158,838	136,386
Accumulated other comprehensive income (loss)	511	(4,140)

Total stockholders’ equity	868,868	840,955

Total liabilities and stockholders’ equity	$6,780,776	$6,811,861

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data(1))	2014	2013
	(Unaudited)
Interest income:
Loans	$75,013	$44,159
Investment securities
Taxable	4,470	2,403
Tax-exempt	2,317	1,481
Deposits – other banks	24	98
Federal funds sold	16	7

Total interest income	81,840	48,148

Interest expense:
Interest on deposits	3,384	2,485
FHLB borrowed funds	946	1,004
Securities sold under agreements to repurchase	182	80
Subordinated debentures	328	230

Total interest expense	4,840	3,799

Net interest income	77,000	44,349
Provision for loan losses	6,938	—

Net interest income after provision for loan losses	70,062	44,349

Non-interest income:
Service charges on deposit accounts	5,911	3,709
Other service charges and fees	5,686	3,437
Trust fees	436	19
Mortgage lending income	1,513	1,372
Insurance commissions	1,416	679
Income from title services	50	109
Increase in cash value of life insurance	288	180
Dividends from FHLB, FRB, Bankers’ bank & other	316	175
Gain on sale of SBA loans	—	56
Gain (loss) on sale of premises and equipment, net	9	15
Gain (loss) on OREO, net	539	86
Gain (loss) on securities, net	—	—
FDIC indemnification accretion/(amortization), net	(4,744)	(1,992)
Other income	761	1,180

Total non-interest income	12,181	9,025

Non-interest expense:
Salaries and employee benefits	18,933	12,952
Occupancy and equipment	6,226	3,594
Data processing expense	1,793	1,510
Other operating expenses	12,405	7,807

Total non-interest expense	39,357	25,863

Income before income taxes	42,886	27,511
Income tax expense	15,549	9,963

Net income	$27,337	$17,548

Basic earnings per share	$0.42	$0.31

Diluted earnings per share	$0.42	$0.31

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2014	2013
	(unaudited)
Net income	$27,337	$17,548
Net unrealized gain (loss) on available-for-sale securities	7,653	(2,235)
Less: reclassification adjustment for realized (gains) losses included in income	—	—

Other comprehensive income (loss), before tax effect	7,653	(2,235)
Tax effect	(3,002)	877

Other comprehensive income (loss)	4,651	(1,358)

Comprehensive income	$31,988	$16,190

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2014 and 2013

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	$281	$416,354	$86,837	$12,001	$515,473
Comprehensive income:
Net income	—	—	17,548	—	17,548
Other comprehensive income (loss)	—	—	—	(1,358)	(1,358)
Net issuance of 7,206 shares of common stock from exercise of stock options	—	126	—	—	126
Tax benefit from stock options exercised	—	24	—	—	24
Share-based compensation	—	237	—	—	237
Cash dividends – Common Stock, $0.065 per share	—	—	(3,655)	—	(3,655)

Balances at March 31, 2013 (unaudited)	281	416,741	100,730	10,643	528,395
Comprehensive income:
Net income	—	—	48,972	—	48,972
Other comprehensive income (loss)	—	—	—	(14,783)	(14,783)
Net issuance of 78,995 shares of common stock from exercise of stock options	1	304	—	—	305
2-for-1 stock split during June 2013	281	(281)	—	—	—
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	812	—	—	812
Share-based compensation	—	1,061	—	—	1,061
Cash dividends – Common Stock, $0.225 per share	—	—	(13,316)	—	(13,316)

Balances at December 31, 2013	651	708,058	136,386	(4,140)	840,955
Comprehensive income:
Net income	—	—	27,337	—	27,337
Other comprehensive income (loss)	—	—	—	4,651	4,651
Net issuance of 11,139 shares of common stock from exercise of stock options	—	49	—	—	49
Tax benefit from stock options exercised	—	123	—	—	123
Share-based compensation	—	638	—	—	638
Cash dividends – Common Stock, $0.075 per share	—	—	(4,885)	—	(4,885)

Balances at March 31, 2014 (unaudited)	$651	$708,868	$158,838	$511	$868,868

(1)	All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2013.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2014	2013
	(Unaudited)
Operating Activities
Net income	$27,337	$17,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,523	1,610
Amortization/(accretion)	(2,334)	365
Share-based compensation	638	237
Tax benefits from stock options exercised	(123)	(24)
(Gain) loss on assets	(548)	(483)
Provision for loan losses	6,938	—
Deferred income tax effect	3,524	6,968
Increase in cash value of life insurance	(288)	(180)
Originations of mortgage loans held for sale	(47,372)	(46,476)
Proceeds from sales of mortgage loans held for sale	50,288	46,307
Changes in assets and liabilities:
Accrued interest receivable	1,079	1,938
Indemnification and other assets	20,166	20,836
Accrued interest payable and other liabilities	14,847	3,372

Net cash provided by (used in) operating activities	76,675	52,018

Investing Activities
Net (increase) decrease in federal funds sold	(18,650)	14,298
Net (increase) decrease in loans, excluding loans acquired	69,168	37,440
Purchases of investment securities – available-for-sale	(72,171)	(76,991)
Proceeds from maturities of investment securities – available-for-sale	78,333	74,495
Proceeds from sale of investment securities – available-for-sale	—	—
Purchases of investment securities – held-to-maturity	(22,672)	—
Proceeds from maturities of investment securities – held-to-maturity	4,835	—
Proceeds from foreclosed assets held for sale	13,624	8,980
Proceeds from sale of SBA loans	—	592
Purchases of premises and equipment, net	—	(5,246)
Death benefits received	(1,682)	540
Net cash proceeds (paid) received – market acquisitions	—	—

Net cash provided by (used in) investing activities	50,785	54,108

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(54,536)	(18,016)
Net increase (decrease) in securities sold under agreements to repurchase	(23,460)	10,916
Net increase (decrease) in FHLB borrowed funds	4,274	(19)
Retirement of subordinated debentures	—	(25,000)
Proceeds from exercise of stock options	49	126
Tax benefits from stock options exercised	123	24
Dividends paid on common stock	(4,885)	(3,655)

Net cash provided by (used in) financing activities	(78,435)	(35,624)

Net change in cash and cash equivalents	49,025	70,502
Cash and cash equivalents – beginning of year	165,534	231,855

Cash and cash equivalents – end of period	$214,559	$302,357

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2014 and 2013 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2013 Form 10-K, filed with the Securities and Exchange Commission.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year, which have been restated to reflect the effect of the 2-for-1 stock split during June 2013. Diluted earnings per share is computed using the weighted average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income	$27,337	$17,548
Average shares outstanding	65,123	56,222
Effect of common stock options	388	313

Average diluted shares outstanding	65,511	56,535

Basic earnings per share	$0.42	$0.31
Diluted earnings per share	$0.42	$0.31

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2013 for an additional discussion of the acquisition of Liberty.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2014
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$428,846	$1,341	$(3,059)	$427,128
Mortgage-backed securities	505,502	3,630	(2,869)	506,263
State and political subdivisions	185,446	4,590	(2,187)	187,849
Other securities	55,193	308	(914)	54,587

Total	$1,174,987	$9,869	$(9,029)	$1,175,827

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
Mortgage-backed securities	$16,115	$—	$—	$16,115
State and political subdivisions	116,248	1,253	(36)	117,465

Total	$132,363	$1,253	$(36)	$133,580

	December 31, 2013
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	462,510	3,343	(4,265)	461,588
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

Assets, principally investment securities, having a carrying value of approximately $1.12 billion and $1.13 billion at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $137.5 million and $161.0 million at March 31, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$379,855	$378,114	$34,101	$34,254
Due after one year through five years	542,091	543,482	69,979	70,449
Due after five years through ten years	223,603	224,078	23,409	24,003
Due after ten years	29,438	30,153	4,874	4,874

Total	$1,174,987	$1,175,827	$132,363	$133,580

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month periods ended March 31, 2014 and 2013, no available-for-sale securities were sold.

At March 31, 2014 and December 31, 2013, there were $132.4 million and $114.6 million of held-to-maturity securities, respectively. There were no securities classified as held-to-maturity at March 31, 2013.

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

During the three-month period ended March 31, 2014, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of March 31, 2014, the Company had approximately $976,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 78.4% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$304,835	$(2,839)	$16,567	$(220)	$321,402	$(3,059)
Mortgage-backed securities	265,405	(2,470)	13,732	(399)	279,137	(2,869)
State and political subdivisions	66,537	(1,880)	6,971	(343)	73,508	(2,223)
Other securities	26,094	(900)	3,002	(14)	29,096	(914)

Total	$662,871	$(8,089)	$40,272	$(976)	$703,143	$(9,065)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$312,674	$(5,205)	$6,529	$(119)	$319,203	$(5,324)
Mortgage-backed securities	267,105	(3,968)	11,749	(297)	278,854	(4,265)
State and political subdivisions	130,718	(4,831)	4,042	(295)	134,760	(5,126)
Other securities	36,125	(1,153)	—	—	36,125	(1,153)

Total	$746,622	$(15,157)	$22,320	$(711)	$768,942	$(15,868)

Income earned on securities for the three months ended March 31, 2014 and 2013, is as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Taxable:
Available-for-sale	$4,420	$2,403
Held-to-maturity	50	—
Non-taxable:
Available-for-sale	1,490	1,481
Held-to-maturity	827	—

Total	$6,787	$3,884

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,722,910	$1,739,668
Construction/land development	566,205	562,667
Agricultural	74,775	81,618
Residential real estate loans
Residential 1-4 family	890,981	913,332
Multifamily residential	206,348	213,232

Total real estate	3,461,219	3,510,517
Consumer	60,735	69,570
Commercial and industrial	491,525	511,421
Agricultural	44,017	37,129
Other	69,068	65,800

Loans receivable not covered by loss share	$4,126,564	$4,194,437

During the three-month period ended March 31, 2014, no SBA loans were sold. During the three-month period ended March 31, 2013, the Company sold $536,000 of the guaranteed portion of an SBA loan, which resulted in a gain of approximately $56,000.

Mortgage loans held for sale of approximately $27.6 million and $30.5 million at March 31, 2014 and December 31, 2013, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2014 and December 31, 2013 were not material.

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of March 31, 2014, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $1.40 billion ($1.45 billion gross loans less $49.8 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of March 31, 2014, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $107.6 million ($148.9 million gross loans less $41.3 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration and if it is probable that not all contractually required payments will be collected.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of March 31, 2014 and December 31, 2013 for the Company:

	March 31, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$113,593	$117,164
Construction/land development	45,381	48,388
Agricultural	1,184	1,232
Residential real estate loans
Residential 1-4 family	92,918	98,403
Multifamily residential	10,043	10,378

Total real estate	263,119	275,565
Consumer	16	20
Commercial and industrial	6,440	5,852
Other	1,066	1,079

Loans receivable covered by FDIC loss share	$270,641	$282,516

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of March, 31, 2014 and December 31, 2013, $36.5 million and $35.8 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the three months ended March 31, 2014:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$39,022	$4,793	$43,815
Loans charged off	2,424	—	2,424
Recoveries of loans previously charged off	488	174	662

Net loans recovered (charged off)	(1,936)	174	(1,762)

Provision for loan losses for non-covered loans	6,938	—	6,938
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	—	—
Benefit attributable to FDIC loss share agreements	—	—	—

Net provision for loan losses for covered loans	—	—	—
Increase in FDIC indemnification asset	—	—	—

Balance, March 31	$44,024	$4,967	$48,991

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2014 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of March 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $164.3 million and $174.6 million at March 31, 2014 and December 31, 2013, respectively.

	Three Months Ended March 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(22)	(67)	(613)	(868)	(854)	—	(2,424)
Recoveries of loans previously charged off	25	22	57	35	349	—	488

Net loans recovered (charged off)	3	(45)	(556)	(833)	(505)	—	(1,936)
Provision for loan losses	(160)	1,662	1,423	2,767	1,588	(342)	6,938

Balance, March 31	$6,125	$16,717	$9,756	$3,867	$3,646	$3,913	$44,024

	As of March 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$2,600	$8,319	$2,323	$5	$—	$—	$13,247
Loans collectively evaluated for impairment	3,525	8,398	7,433	3,862	3,646	3,913	30,777

Loans evaluated for impairment, balance, March 31	6,125	16,717	9,756	3,867	3,646	3,913	44,024

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, March 31	$6,125	$16,717	$9,756	$3,867	$3,646	$3,913	$44,024

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$27,406	$55,185	$26,089	$5,957	$285	$—	$114,922
Loans collectively evaluated for impairment	511,500	1,595,560	995,121	467,212	167,961	—	3,737,354

Loans evaluated for impairment balance, March 31	538,906	1,650,745	1,021,210	473,169	168,246	—	3,852,276

Purchased credit impaired loans acquired	27,299	146,940	76,119	18,356	5,574	—	274,288

Balance, March 31	$566,205	$1,797,685	$1,097,329	$491,525	$173,820	$—	$4,126,564

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(118)	(245)	(2,053)	(35)	(867)	—	(3,318)
Recoveries of loans previously charged off	15	17	180	15	223	—	450

Net loans recovered (charged off)	(103)	(228)	(1,873)	(20)	(644)	—	(2,868)
Provision for loan losses	484	(1,235)	(2,111)	(1,023)	393	3,492	—

Balance, March 31	6,197	18,511	9,829	2,827	1,037	3,901	42,302
Loans charged off	(880)	(3,809)	(4,255)	(502)	(1,433)	—	(10,879)
Recoveries of loans previously charged off	19	2,054	802	57	478	—	3,410

Net loans recovered (charged off)	(861)	(1,755)	(3,453)	(445)	(955)	—	(7,469)
Provision for loan losses	946	(1,656)	2,513	(449)	2,481	354	4,189

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,826	$8,359	$2,347	$5	$—	$—	$14,537
Loans collectively evaluated for impairment	2,456	6,741	6,542	1,928	2,563	4,255	24,485

Loans evaluated for impairment balance, December 31	6,282	15,100	8,889	1,933	2,563	4,255	39,022

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,560	$76,559	$20,112	$5,563	$223	$—	$135,017
Loans collectively evaluated for impairment	500,279	1,592,343	1,027,093	484,036	164,224	—	3,767,975

Loans evaluated for impairment balance, December 31	532,839	1,668,902	1,047,205	489,599	164,447	—	3,902,992

Purchased credit impaired loans acquired	29,828	152,384	79,359	21,822	8,052	—	291,445

Balance, December 31	$562,667	$1,821,286	$1,126,564	$511,421	$172,499	$—	$4,194,437

The following is an aging analysis for the non-covered loan portfolio as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,861	$3,066	$13,114	$19,041	$1,703,869	$1,722,910	$7,494
Construction/land development	236	361	6,214	6,811	559,394	566,205	4,505
Agricultural	22	—	79	101	74,674	74,775	—
Residential real estate loans
Residential 1-4 family	4,898	2,395	14,550	21,843	869,138	890,981	6,195
Multifamily residential	214	—	2,905	3,119	203,229	206,348	676

Total real estate	8,231	5,822	36,862	50,915	3,410,304	3,461,219	18,870
Consumer	356	102	285	743	59,992	60,735	89
Commercial and industrial	884	445	5,531	6,860	484,665	491,525	3,022
Agricultural and other	461	25	—	486	112,599	113,085	—

Total	$9,932	$6,394	$42,678	$59,004	$4,067,560	$4,126,564	$21,981

	December 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,849	$2,275	$13,007	$20,131	$1,719,537	$1,739,668	$7,914
Construction/land development	2,206	352	5,959	8,517	554,150	562,667	4,879
Agricultural	1,040	1,082	89	2,211	79,407	81,618	—
Residential real estate loans
Residential 1-4 family	7,936	2,676	13,775	24,387	888,945	913,332	6,492
Multifamily residential	—	1,437	2	1,439	211,793	213,232	1

Total real estate	16,031	7,822	32,832	56,685	3,453,832	3,510,517	19,286
Consumer	717	226	224	1,167	68,403	69,570	100
Commercial and industrial	4,363	405	5,218	9,986	501,435	511,421	3,755
Agricultural and other	778	110	—	888	102,041	102,929	—

Total	$21,889	$8,563	$38,274	$68,726	$4,125,711	$4,194,437	$23,141

Non-accruing loans not covered by loss share at March 31, 2014 and December 31, 2013 were $20.7 million and $15.1 million, respectively.

The following is a summary of the non-covered impaired loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Unpaid		Allocation	Three Months Ended
	Contractual Principal Balance	Total Recorded Investment	of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,932	$1,932	$—	$1,691	$14
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	108	108	—	57	2
Multifamily residential	—	—	—	—	—

Total real estate	2,040	2,040	—	1,748	16
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	2,040	2,040	—	1,748	16
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,628	44,448	8,319	48,853	434
Construction/land development	19,501	16,889	2,600	22,060	154
Agricultural	79	79	—	84	—
Residential real estate loans
Residential 1-4 family	20,011	17,260	1,255	16,929	124
Multifamily residential	5,441	5,254	1,068	3,659	28

Total real estate	92,660	83,930	13,242	91,585	740
Consumer	336	285	—	254	2
Commercial and industrial	7,350	5,957	5	5,760	43
Agricultural and other	—	—	—	—	—

Total loans with a specific valuation allowance	100,346	90,172	13,247	97,599	785
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	49,560	46,380	8,319	50,544	448
Construction/land development	19,501	16,889	2,600	22,060	154
Agricultural	79	79	—	84	—
Residential real estate loans
Residential 1-4 family	20,119	17,368	1,255	16,986	126
Multifamily residential	5,441	5,254	1,068	3,659	28

Total real estate	94,700	85,970	13,242	93,333	756
Consumer	336	285	—	254	2
Commercial and industrial	7,350	5,957	5	5,760	43
Agricultural and other	—	—	—	—	—

Total impaired loans	$102,386	$92,212	$13,247	$99,347	$801

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of March 31, 2014.

	December 31, 2013
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

Interest recognized on non-covered impaired loans during the three months ended March 31, 2014 and 2013 was approximately $801,000 and $892,000, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$49,425	$24	$—	$49,449
Construction/land development	18,170	26	—	18,196
Agricultural	80	—	—	80
Residential real estate loans
Residential 1-4 family	14,200	198	—	14,398
Multifamily residential	4,094	—	—	4,094

Total real estate	85,969	248	—	86,217
Consumer	446	—	—	446
Commercial and industrial	3,697	3	—	3,700
Agricultural and other	32	—	—	32

Total	$90,144	$251	$—	$90,395

	December 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,874	$1	$—	$55,875
Construction/land development	19,140	—	—	19,140
Agricultural	89	—	—	89
Residential real estate loans
Residential 1-4 family	12,747	196	—	12,943
Multifamily residential	2,064	—	—	2,064

Total real estate	89,914	197	—	90,111
Consumer	454	—	—	454
Commercial and industrial	2,620	2	—	2,622
Agricultural and other	32	—	—	32

Total	$93,020	$199	$—	$93,219

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

The following is a presentation of non-covered loans by class and risk rating as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$134	$2,207	$1,025,315	$476,412	$23,403	$49,449	$1,576,920
Construction/land development	16	117	193,762	316,218	10,597	18,196	538,906
Agricultural	—	—	48,751	24,092	902	80	73,825
Residential real estate loans
Residential 1-4 family	383	70	636,637	154,358	16,172	14,398	822,018
Multifamily residential	—	—	147,010	46,903	1,185	4,094	199,192

Total real estate	533	2,394	2,051,475	1,017,983	52,259	86,217	3,210,861
Consumer	14,137	28	35,663	7,593	809	446	58,676
Commercial and industrial	13,850	5,853	298,979	147,684	3,103	3,700	473,169
Agricultural and other	591	5,568	84,295	18,867	217	32	109,570

Total risk rated loans	$29,111	$13,843	$2,470,412	$1,192,127	$56,388	$90,395	$3,852,276

Purchased credit impaired loans acquired							274,288

Total non-covered loans							$4,126,564

	December 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3	$3,135	$1,039,110	$462,957	$28,380	$55,875	$1,589,460
Construction/land development	54	94	198,228	303,590	11,732	19,140	532,838
Agricultural	55	—	53,633	24,901	764	89	79,442
Residential real estate loans
Residential 1-4 family	393	146	654,739	155,744	17,241	12,943	841,206
Multifamily residential	—	—	150,023	52,233	1,679	2,064	205,999

Total real estate	505	3,375	2,095,733	999,425	59,796	90,111	3,248,945
Consumer	15,566	32	42,647	7,244	848	454	66,791
Commercial and industrial	25,809	5,845	300,108	151,986	3,229	2,622	489,599
Agricultural and other	675	7,138	74,676	14,462	674	32	97,657

Total risk rated loans	$42,555	$16,390	$2,513,164	$1,173,117	$64,547	$93,219	$3,902,992

Purchased credit impaired loans acquired							291,445

Total non-covered loans							$4,194,437

The following is a presentation of non-covered TDR’s by class as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$25,993	$8,488	$8,383	$5,729	$22,600
Construction/land development	3	8,324	5,772	1,794	—	7,566
Residential real estate loans
Residential 1-4 family	8	1,646	429	720	168	1,317
Multifamily residential	2	3,182	2,054	—	295	2,349

Total real estate	24	39,145	16,743	10,897	6,192	33,832
Commercial and industrial	1	380	—	—	338	338

Total	25	$39,525	$16,743	$10,897	$6,530	$34,170

	December 31, 2013
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$36,454	$13,029	$8,384	$10,554	$31,967
Construction/land development	3	8,324	5,811	1,794	—	7,605
Residential real estate loans
Residential 1-4 family	8	1,646	589	727	170	1,486
Multifamily residential	1	2,887	2,063	—	—	2,063

Total real estate	26	49,311	21,492	10,905	10,724	43,121
Commercial and industrial	1	380	—	—	345	345

Total	27	$49,691	$21,492	$10,905	$11,069	$43,466

The following is a presentation of non-covered TDR’s on non-accrual status as of March 31, 2014 and December 31, 2013 because they are not in compliance with the modified terms:

	March 31, 2014		December 31, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$555	—	$—
Residential real estate loans
Residential 1-4 family	4	688	4	854

Total real estate	6	1,243	4	854

Total	6	$1,243	4	$854

Allowance for Loan Losses and Credit Quality for Covered Loans

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of March 31, 2014.

	Three Months Ended March 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	6	—	168	—	—	—	174

Net loans recovered (charged off)	6	—	168	—	—	—	174
Provision for loan losses before benefit attributable to FDIC loss share agreements	10	1,345	(1,364)	9	—	—	—
Benefit attributable to FDIC loss share agreements	(10)	(1,345)	1,364	(9)	—	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	10	1,345	(1,364)	9	—	—	—

Balance, March 31	$1,723	$2,183	$917	$144	$—	$—	$4,967

	As of March 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,723	2,183	917	144	—	—	4,967

Balance, March 31	$1,723	$2,183	$917	$144	$—	$—	$4,967

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	45,381	114,777	102,960	6,440	1,083	—	270,641

Balance, March 31	$45,381	$114,777	$102,960	$6,440	$1,083	$—	$270,641

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2013.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(878)	(409)	(553)	—	—	—	(1,840)
Recoveries of loans previously charged off	—	5	6	—	—	—	11

Net loans recovered (charged off)	(878)	(404)	(547)	—	—	—	(1,829)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(28)	(562)	597	(7)	—	—	—
Benefit attributable to FDIC loss share agreements	22	450	(478)	6	—	—	—

Net provision for loan losses	(6)	(112)	119	(1)	—	—	—
Increase in FDIC indemnification asset	(22)	(450)	478	(6)	—	—	—

Balance, March 31	263	3,039	278	53	—	—	3,633
Loans charged off	(27)	(3,017)	(273)	(157)	—	—	(3,474)
Recoveries of loans previously charged off	15	8	166	—	—	—	189

Net loans recovered (charged off)	(12)	(3,009)	(107)	(157)	—	—	(3,285)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,456	808	1,942	239	—	—	4,445
Benefit attributable to FDIC loss share agreements	(1,140)	(406)	(1,687)	(221)	—	—	(3,454)

Net provision for loan losses	316	402	255	18	—	—	991
Increase in FDIC indemnification asset	1,140	406	1,687	221	—	—	3,454

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,707	838	2,113	135	—	—	4,793

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	48,388	118,396	108,781	5,852	1,099	—	282,516

Balance, December 31	$48,388	$118,396	$108,781	$5,852	$1,099	$—	$282,516

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the three-month period ended March 31, 2014 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$119,981	$573,961
Reforecasted future interest payments for loan pools	1,936	—
Accretion	(15,810)	15,810
Adjustment to yield	11,432	—
Transfers to foreclosed assets held for sale	—	(5,158)
Payments received, net	—	(39,684)

Balance at end of period	$117,539	$544,929

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $2.0 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the first 2014 quarterly impairment testing, four pools evaluated by the Company were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $11.4 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $8.3 million and increase our FDIC true-up liability by $1.1 million. The $8.3 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.1 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $2.0 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Goodwill
Balance, beginning of period	$301,736	$85,681
Liberty acquisition	—	216,055

Balance, end of period	$301,736	$301,736

	March 31, 2014	December 31, 2013
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$22,298	$12,061
Acquisitions	—	—
Amortization expense	(1,167)	(802)

Balance, March 31	$21,131	11,259

Acquisitions		13,861
Amortization expense		(2,822)

Balance, end of year		$22,298

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2014 and December 31, 2013 were:

	March 31, 2014	December 31, 2013
	(In thousands)
Gross carrying basis	$43,524	$43,524
Accumulated amortization	(22,393)	(21,226)

Net carrying amount	$21,131	$22,298

Core deposit and other intangible amortization expense was approximately $1.2 million and $802,000 for the three-months ended March 31, 2014 and 2013, respectively. Including all of the mergers completed as of March 31, 2014, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2014 through 2018 is approximately: 2014 - $4.4 million; 2015 - $3.6 million; 2016 - $2.3 million; 2017 - $2.2 million; 2018 - $2.1 million.

The carrying amount of the Company’s goodwill was $301.7 million at both March 31, 2014 and December 31, 2013. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2014 and December 31, 2013 other assets were $82.1 million and $81.2 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $20.4 million and $19.1 million at March 31, 2014 and December 31, 2013, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $49.8 million and $52.6 million at March 31, 2014 and December 31, 2013, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $778.2 million and $877.4 million at March 31, 2014 and December 31, 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.2 million and $1.1 million for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and December 31, 2013, brokered deposits were $92.8 million and $100.4 million, respectively.

Deposits totaling approximately $1.01 billion and $1.02 billion at March 31, 2014 and December 31, 2013, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At March 31, 2014 and December 31, 2013, securities sold under agreements to repurchase totaled $137.5 million and $161.0 million, respectively. For the three-month periods ended March 31, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $149.4 million and $69.7 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $354.9 million and $350.7 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $100.1 million and $254.8 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.15% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $171.0 million and $191.0 million at March 31, 2014 and December 31, 2013, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2014 and December 31, 2013, respectively.

12. Subordinated Debentures

Subordinated debentures at March 31, 2014 and December 31, 2013 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Current:
Federal	$10,032	$2,494
State	1,993	501

Total current	12,025	2,995

Deferred:
Federal	2,940	5,814
State	584	1,154

Total deferred	3,524	6,968

Provision for income taxes	$15,549	$9,963

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three month periods ended March 31:

	Three Months Ended
	March 31,
	2014	2013
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(2.01)	(2.12)
Cash value of life insurance	(0.24)	(0.20)
State income taxes, net of federal benefit	3.91	3.91
Other	(0.40)	(0.38)

Effective income tax rate	36.26%	36.21%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$19,243	$17,213
Deferred compensation	1,736	3,230
Stock options	299	277
Real estate owned	9,255	11,145
Loan discounts	54,881	65,639
Tax basis premium/discount on acquisitions	19,981	20,671
Unrealized loss on securities available-for-sale	—	2,673
Investments	2,590	2,568
Other	7,813	6,992

Gross deferred tax assets	115,798	130,408

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,306	3,616
Unrealized gain on securities available-for-sale	329	—
Core deposit intangibles	5,244	5,650
Indemnification asset	22,268	29,074
FHLB dividends	1,602	1,602
Other	1,163	1,054

Gross deferred tax liabilities	32,912	40,996

Net deferred tax assets	$82,886	$89,412

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares (split adjusted) of common stock in the Company. At March 31, 2014, the Company has approximately 1,552,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,507,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2014 was $23.7 million and $20.3 million, respectively. The intrinsic value of the stock options exercised during the three-month period ended March 31, 2014 was approximately $314,000. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $828,000 as of March 31, 2014. For the first three months of 2014, the Company has expensed $55,000 for the non-vested awards.

The table below summarized the transactions under the Company’s stock option plans at March 31, 2014 and December 31, 2013 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2014		For the Year Ended December 31, 2013
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	966	$9.57	871	$6.66
Granted	—	—	184	21.24
Forfeited	—	—	(3)	8.60
Exercised	11	4.41	(86)	5.01

Outstanding, end of period	955	9.63	966	9.57

Exercisable, end of period	731	$6.61	710	$6.20

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. There were no stock options granted during the three-months ended March 31, 2014. The weighted-average fair value of options granted during the year ended December 31, 2013 was $4.50 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended	For the Year Ended
	March 31, 2014	December 31, 2013
Expected dividend yield	Not applicable	1.42%
Expected stock price volatility	Not applicable	22.09%
Risk-free interest rate	Not applicable	1.33%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 3.08 to $3.50	13	1.08	$3.33	13	$3.33
$ 3.92 to $4.34	45	1.34	4.25	45	4.25
$ 4.78 to $4.92	81	1.32	4.82	81	4.82
$ 5.33 to $5.33	199	1.60	5.33	199	5.33
$ 5.54 to $5.54	199	1.95	5.54	199	5.54
$ 8.54 to $8.60	81	3.79	8.57	81	8.57
$ 9.25 to $9.31	10	3.15	9.29	10	9.29
$ 10.16 to $11.37	55	3.05	10.33	55	10.33
$ 13.12 to $13.12	88	7.81	13.12	34	13.12
$ 17.25 to $34.80	184	9.06	21.24	14	17.25

	955			731

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2014 and December 31, 2013 and changes during the period and year then ended:

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Beginning of year	256	269
Issued	43	35
Vested	(22)	(32)
Forfeited	(1)	(16)

End of period	276	256

Amount of expense for three months and twelve months ended, respectively	$417	$1,086

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

On June 4, 2013, 12,666 shares (split adjusted) of restricted common stock were issued to a regional president of our bank subsidiary. Of these issued shares, 9,666 shares (split adjusted) will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares (split adjusted) are subject to performance based vesting (“Performance Shares”). The Performance Shares are set up to “cliff” vest on the third annual anniversary of the date that the performance goal is met. As of September 30, 2013, the performance goal was met when the Company averaged $0.3125 diluted earnings per share (split adjusted) for the past four consecutive quarters or total diluted earnings per share of $1.25 (split adjusted) during the same period. In accordance with the vesting terms of the Performance Shares agreements, the issued shares are due to fully vest on September 30, 2016.

On January 17, 2014, the Company granted 40,000 shares of our restricted common stock to our Chairman, which will vest in three equal annual installments beginning on January 17, 2015, plus 3,000 restricted shares of our common stock to a regional president of our bank subsidiary, which will “cliff” vest on January 17, 2017.

The Company did not utilize a portion of its previously approved stock repurchase program during the first quarter of 2014. This program authorized the repurchase of 2,376,000 shares (split adjusted) of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares (split adjusted). The remaining balance available for repurchase is 865,104 shares (split adjusted) at March 31, 2014.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Salaries and employee benefits	$18,933	$12,952
Occupancy and equipment	6,226	3,594
Data processing expense	1,793	1,510
Other operating expenses:
Advertising	522	693
Merger and acquisition expenses	849	28
Amortization of intangibles	1,167	802
Electronic banking expense	1,338	863
Directors’ fees	227	190
Due from bank service charges	199	133
FDIC and state assessment	1,114	630
Insurance	614	566
Legal and accounting	417	322
Other professional fees	507	473
Operating supplies	472	343
Postage	352	207
Telephone	454	303
Other expense	4,173	2,254

Total other operating expenses	12,405	7,807

Total non-interest expense	$39,357	$25,863

16. Concentration of Credit Risks

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

Although the Company has a diversified loan portfolio, at March 31, 2014 and December 31, 2013, non-covered commercial real estate loans represented 57.3% and 56.8% of gross non-covered loans, respectively, and 272.1% and 283.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 26.6% and 26.9% of gross non-covered loans and 126.3% and 134.0% of total stockholders’ equity at March 31, 2014 and December 31, 2013, respectively.

Approximately 90.4% of the Company’s loans as of March 31, 2014, are to the borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 84.7% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

Although general economic conditions nationally and locally in our market areas have improved over the past three years and show signs of continued improvement, financial institutions still face circumstances and challenges which in some cases have and could potentially result in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

Given the volatility of economy in the latter years of the last decade, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

At March 31, 2014 and December 31, 2013, commitments to extend credit of $667.5 million and $623.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2014 and December 31, 2013, is $20.5 million and $21.4 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2014, the Company requested approximately $18.0 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 63.7% of our banking subsidiary’s first quarter earnings.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2014, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 9.08%, 11.67%, and 12.65%, respectively, as of March 31, 2014.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the three-month periods ended:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest paid	$4,930	$3,987
Income taxes paid	500	200
Assets acquired by foreclosure	5,839	5,679

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2014 and December 31, 2013, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2014 and 2013.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $79.0 million and $91.9 million as of March 31, 2014 and December 31, 2013, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $104,000 and $129,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended March 31, 2014 and 2013, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $23.5 million and $29.9 million, respectively.

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

Investment securities – held-to-maturity — These securities consist primarily of mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

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

	March 31, 2014
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$214,559	$214,559	1
Federal funds sold	22,925	22,925	1
Investment securities – held-to-maturity	132,363	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,003,575	3,987,044	3
Loans receivable covered by FDIC loss share, net of allowance	265,674	265,674	3
FDIC indemnification asset	73,348	73,348	3
Accrued interest receivable	21,865	21,865	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,057,148	$1,057,148	1
Savings and interest-bearing transaction accounts	2,827,787	2,827,787	1
Time deposits	1,453,575	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	137,524	137,524	1
FHLB borrowed funds	354,935	357,674	2
Accrued interest payable	1,162	1,162	1
Subordinated debentures	60,826	60,826	3

	December 31, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,534	$165,534	1
Federal funds sold	4,275	4,275	1
Investment securities – held-to-maturity	114,621	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,063,469	4,053,098	3
Loans receivable covered by FDIC loss share, net of allowance	277,723	277,723	3
FDIC indemnification asset	89,611	89,611	3
Accrued interest receivable	22,944	22,944	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$991,161	$991,161	1
Savings and interest-bearing transaction accounts	2,792,423	2,792,423	1
Time deposits	1,609,462	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,984	160,984	1
FHLB borrowed funds	350,661	357,674	2
Accrued interest payable	1,252	1,252	1
Subordinated debentures	60,826	60,826	3

22. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, “Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40).” ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, “Accounting for Investments in Affordable Housing Projects (Topic 323).” ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Adoption of ASU 2014-01 is not expected to have a significant effect on the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

23. Subsequent Events

Business Combination – Subsequent to March 31, 2014, on April 25, 2014, Home BancShares, Inc. (“Home” or “the Company”) entered into a definitive agreement with Florida Traditions Bank (“Traditions”) to acquire all of the outstanding shares of Traditions, which will be merged into Centennial Bank.

Under the terms of the Agreement, shareholders of Traditions will receive approximately $43.0 million of Home common stock. The number of shares of Home common stock to be issued to Traditions shareholders will be determined based on the average closing price of Home common stock for the 20 trading days immediately prior to the closing date. If, however, the 20-day average closing price of Home exceeds $40.25 immediately prior to closing, the number of shares of Home common stock issuable will be based on the $40.25 price. In addition, if the 20-day average closing price of the Home common stock decreases to $29.75 or below, then the Agreement may be terminated by Home.

Traditions currently operates eight banking locations in Central Florida, including its main office in Dade City, Florida. As of March 31, 2014, Traditions had approximately $312.0 million in total assets, $248.8 million in loans, and $277.7 million in deposits. Upon completion of the transaction, the combined company will have approximately $7.09 billion in total assets, $5.62 billion in deposits, $4.60 billion in loans and 155 branches across Arkansas, Florida and South Alabama.

The transaction is expected to be accretive to the Company’s book value per share, tangible book value per share, diluted earnings per share and net income. The acquisition is expected to close in the third quarter and is subject to shareholder approval, regulatory approvals, and other customary conditions.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of March 31, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2014 and 2013, and condensed consolidated statements of stockholders’ equity and cash flows for the three-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 8, 2014

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 28, 2014, which includes the audited financial statements for the year ended December 31, 2013. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of March 31, 2014, we had, on a consolidated basis, total assets of $6.78 billion, loans receivable, net of $4.35 billion, total deposits of $5.34 billion, and stockholders’ equity of $868.9 million.

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

Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data(1))
Total assets	$6,780,776	$4,225,507
Loans receivable not covered by loss share	4,126,564	2,309,146
Loans receivable covered by FDIC loss share	270,641	358,669
Allowance for loan losses	48,991	45,935
FDIC claims receivable	20,407	42,885
Total deposits	5,338,510	3,465,436
Total stockholders’ equity	868,868	528,395
Net income	27,337	17,548
Basic earnings per share	0.42	0.31
Diluted earnings per share	0.42	0.31
Diluted earnings per share excluding intangible amortization (2)	0.43	0.32
Annualized net interest margin – FTE	5.48%	5.15%
Efficiency ratio	42.07	46.03
Annualized return on average assets	1.64	1.70
Annualized return on average common equity	13.00	13.68

(1)	Share and per share amounts have been restated for the 2-for-1 stock split in June 2013.
(2)	See Table 22 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Results of Operations for Three Months Ended March 31, 2014 and 2013

Our net income increased $9.8 million or 55.8% to $27.3 million for the three-month period ended March 31, 2014, from $17.5 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.42 and $0.31 (split adjusted) for the three-month periods ended March 31, 2014 and 2013, respectively. Excluding the $849,000 of merger expenses associated with the recently completed acquisition of Liberty Bancshares, Inc. (Liberty), diluted earnings per share for the first quarter of 2014 was $0.43 per share. The $9.8 million increase in net income is primarily associated with the $36.8 million of additional net interest income and other non-interest income primarily resulting from our 2013 acquisition of Liberty. Furthermore, there was $447,000 of additional gains from the sale of premises & equipment and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition plus a provision for loan losses of $6.9 million in first quarter of 2014.

Impairment testing on the estimated cash flows of the covered loan pools during the first quarter of 2014 were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $11.4 million as an additional adjustment to yield over the weighted average life of the loans with $2.0 million of this amount being recognized during the first quarter of 2014. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true up liability. This positive event will reduce the indemnification asset by approximately $8.3 million of which $2.1 million was recognized for the first quarter of 2014, and increase our FDIC true-up liability by $1.1 million of which $71,000 was recognized for the first quarter of 2014. The $8.3 million will be amortized over the weighted average life of the shared-loss agreement. This amortization will be shown as a reduction to FDIC indemnification non-interest income. The $1.1 million will be expensed over the remaining true-up measurement date as other non-interest expense.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.48% for the three months ended March 31, 2014, compared to 5.15% for the same period in 2013. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing’s and the acquisition of Liberty have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Our annualized return on average assets was 1.64% for the three months ended March 31, 2014, compared to 1.70% for the same period in 2013. Our annualized return on average common equity was 13.00% for the three months ended March 31, 2014, compared to 13.68% for the same period in 2013, respectively. The improvements in our ratios from 2013 to 2014 are consistent with the previously discussed changes in earnings for the three months ended March 31, 2014, compared to the same period in 2013.

Our efficiency ratio was 42.07% for the three months ended March 31, 2014, compared to 46.03% for the same period in 2013. The improvement in the efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2013 acquisition of Liberty offset by a modest increase in costs associated with the asset growth from our acquisitions and additional merger expenses.

Additional information and analysis for our earnings can be found in Table 17 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended March 31, 2014 and December 31, 2013

Our total assets as of March 31, 2014 decreased $31.1 million to $6.78 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share decreased by $67.9 million to $4.13 billion as of March 31, 2014, from $4.19 billion as of December 31, 2013. Our loan portfolio covered by loss share decreased by $11.9 million to $270.6 million as of March 31, 2014, from $282.5 million as of December 31, 2013. These decreases are primarily associated with pay-downs and payoffs. Stockholders’ equity increased $27.9 million to $868.9 million as of March 31, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first three months of 2013 was 13.5%. The increase in stockholders’ equity is primarily associated with the $32.0 million of comprehensive income less the $4.9 million of cash dividends paid for the first quarter of 2014.

As of March 31, 2014, our non-performing non-covered loans increased to $42.7 million, or 1.03%, of total non-covered loans from $38.3 million, or 0.91%, of total non-covered loans as of December 31, 2013. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 103.15% as of March 31, 2014, compared to 101.95% as of December 31, 2013. Non-performing non-covered loans in Arkansas were $21.9 million at March 31, 2014 compared to $17.9 million as of December 31, 2013. Non-performing non-covered loans in Florida were $20.4 million at March 31, 2014 compared to $20.3 million as of December 31, 2013. Non-performing non-covered loans in Alabama were $366,000 at March 31, 2014 compared to $7,000 as of December 31, 2013.

As of March 31, 2014, our non-performing non-covered assets improved to $66.2 million, or 1.03%, of total non-covered assets from $68.4 million, or 1.07%, of total non-covered assets as of December 31, 2013. Non-performing non-covered assets in Arkansas were $41.2 million at March 31, 2014 compared to $43.5 million as of December 31, 2013. Non-performing non-covered assets in Florida were $24.6 million at March 31, 2014 compared to $24.9 million as of December 31, 2013. Non-performing non-covered assets in Alabama were $366,000 at March 31, 2014 compared to $7,000 as of December 31, 2013.

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

Acquisitions

Acquisition Liberty Bancshares, Inc.

On October 24, 2013, Home BancShares, Inc. acquired all of the issued and outstanding shares of common stock of Liberty Bancshares, Inc., parent company of Liberty Bank of Arkansas (“Liberty Bank”). Under the terms of the agreement, shareholders of Liberty received $290.1 million of HBI common stock plus $30.0 million in cash. Also on October 24, 2013, Liberty Bank was merged into Centennial Bank. We also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

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

The following table summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Changes in FDIC Indemnification Asset

	Three Months Ended
	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Beginning balance	$89,611	$139,646
Incurred claims for FDIC covered credit losses	(11,519)	(11,379)
FDIC indemnification accretion/(amortization)	(4,744)	(1,992)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	—	—

Ending balance	$73,348	$126,275

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

The amount of FDIC-assisted acquisitions true-up accrued at March 31, 2014 and December 31, 2013 was $8.3 million and $8.0 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the first quarter of 2014, the Company closed one branch in Panacea, Florida. The Company currently has no plans for additional de novo branch locations. In an effort to achieve efficiencies primarily from the recent acquisitions, the Company plans to close or merge four Arkansas and two Florida locations during the second quarter of 2014. The Company currently has 88 branches in Arkansas, 52 branches in Florida and 7 branches in Alabama.

Results of Operations

For Three Months Ended March 31, 2014 and 2013

Our net income increased $9.8 million or 55.8% to $27.3 million for the three-month period ended March 31, 2014, from $17.5 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.42 and $0.31 (split adjusted) for the three-month periods ended March 31, 2014 and 2013, respectively. Excluding the $849,000 of merger expenses associated with the recently completed acquisition of Liberty Bancshares, Inc. (Liberty), diluted earnings per share for the first quarter of 2014 was $0.43 per share. The $9.8 million increase in net income is primarily associated with the $36.8 million of additional net interest income and other non-interest income primarily resulting from our 2013 acquisition of Liberty. Furthermore, there was $447,000 of additional gains from the sale of premises & equipment and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition plus a provision for loan losses of $6.9 million in first quarter of 2014.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month period ended March 31, 2014 and 2013).

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

During the first quarter of 2014 impairment testing on the estimated cash flows of covered loans, four loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $11.4 million as an adjustment to yield over the weighted average life of the loans with $2.0 million of this amount being recognized during the three-month periods ended March 31, 2014.

Net interest income on a fully taxable equivalent basis increased $33.2 million, or 73.02%, to $78.6 million for the three-month period ended March 31, 2014, from $45.4 million for the same period in 2013. This increase in net interest income was the result of a $34.2 million increase in interest income combined with a $1.0 million increase in interest expense. The $34.2 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $1.0 million increase in interest expense for the three-month period ended March 31, 2014, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with an increase in the volume of our average interest-bearing transaction and savings deposits and average time deposits. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.5 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $2.5 million.

Net interest margin, on a fully taxable equivalent basis, was 5.48% for the three months ended March 31, 2014 compared to 5.15% for the same period in 2013. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisition of Liberty have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits. The effective yield on non-covered loans for the three months ended March 31, 2014 and 2013 was 6.26% and 6.11%, respectively. The effective yield on covered loans for the three months ended March 31, 2014 and 2013 was 16.02% and 10.30%, respectively.

Additional information and analysis for our net interest margin can be found in Tables 18 through 20 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Tables 1 and 2 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month period ended March 31, 2014 and 2013, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2014, compared to the same period in 2013.

Table 1: Analysis of Net Interest Income

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest income	$81,840	$48,148
Fully taxable equivalent adjustment	1,591	1,075

Interest income – fully taxable equivalent	83,431	49,223
Interest expense	4,840	3,799

Net interest income – fully taxable equivalent	$78,591	$45,424

Yield on earning assets – fully taxable equivalent	5.82%	5.58%
Cost of interest-bearing liabilities	0.40	0.52
Net interest spread – fully taxable equivalent	5.42	5.06
Net interest margin – fully taxable equivalent	5.48	5.15

Table 2: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended
March 31,
2014 vs. 2013
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$33,108
Increase (decrease) in interest income due to change in earning asset yields	1,100
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(2,514)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,473

Increase (decrease) in net interest income	$33,167

Table 3 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month period ended March 31, 2014 and 2013, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 3: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$63,018	$24	0.15%	$148,744	$98	0.27%
Federal funds sold	31,482	16	0.21	15,724	7	0.18
Investment securities – taxable	1,005,313	4,470	1.80	561,056	2,403	1.74
Investment securities – non-taxable	286,328	3,789	5.37	165,411	2,419	5.93
Loans receivable	4,427,994	75,132	6.88	2,684,376	44,296	6.69

Total interest-earning assets	5,814,135	83,431	5.82	3,575,311	49,223	5.58

Non-earning assets	952,470			617,582

Total assets	$6,766,605			$4,192,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,785,216	$1,279	0.19%	$1,771,631	$814	0.19%
Time deposits	1,528,079	2,105	0.56	986,787	1,671	0.69

Total interest-bearing deposits	4,313,295	3,384	0.32	2,758,418	2,485	0.37

Federal funds purchased	508	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	149,352	182	0.49	69,664	80	0.47
FHLB borrowed funds	377,326	946	1.02	130,376	1,004	3.12
Subordinated debentures	60,826	328	2.19	27,149	230	3.44

Total interest-bearing liabilities	4,901,307	4,840	0.40	2,985,607	3,799	0.52

Non-interest bearing liabilities
Non-interest bearing deposits	1,003,495			668,222
Other liabilities	8,825			18,769

Total liabilities	5,913,627			3,672,598
Stockholders’ equity	852,978			520,295

Total liabilities and stockholders’ equity	$6,766,605			$4,192,893

Net interest spread			5.42%			5.06%
Net interest income and margin		$78,591	5.48%		$45,424	5.15%

Table 4 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2014 compared to the same periods in 2013, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 4: Volume/Rate Analysis

	Three Months Ended March 31,
	2014 over 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(43)	$(31)	$(74)
Federal funds sold	8	1	9
Investment securities – taxable	1,973	94	2,067
Investment securities – non-taxable	1,619	(249)	1,370
Loans receivable	29,551	1,285	30,836

Total interest income	33,108	1,100	34,208

Interest expense:
Interest-bearing transaction and savings deposits	465	—	465
Time deposits	789	(355)	434
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	98	4	102
FHLB borrowed funds	956	(1,014)	(58)
Subordinated debentures	206	(108)	98

Total interest expense	2,514	(1,473)	1,041

Increase (decrease) in net interest income	$30,594	$2,573	$33,167

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

There was zero provision for covered loans for the three months ended March 31, 2014 and 2013.

The Company experienced a $6.9 million increase in the provision for loan losses for non-covered loans during the first quarter of 2014 versus the same period in 2013. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $12.2 million for the three-month period ended March 31, 2014, compared to $9.0 million for the same period in 2013. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 5 measures the various components of our non-interest income for the three-month periods ended March 31, 2014 and 2013, respectively, as well as changes for the three-month period ended March 31, 2014 compared to the same period in 2013.

Table 5: Non-Interest Income

	Three Months Ended
	March 31,		2014 Change
	2014	2013	from 2013
	(Dollars in thousands)
Service charges on deposit accounts	$5,911	$3,709	$2,202	59.4%
Other service charges and fees	5,686	3,437	2,249	65.4
Trust fees	436	19	417	2,194.7
Mortgage lending income	1,513	1,372	141	10.3
Insurance commissions	1,416	679	737	108.5
Income from title services	50	109	(59)	(54.1)
Increase in cash value of life insurance	288	180	108	60.0
Dividends from FHLB, FRB, Bankers’ bank & other	316	175	141	80.6
Gain on sale of SBA loans	—	56	(56)	(100.0)
Gain (loss) on sale of premises and equipment, net	9	15	(6)	(40.0)
Gain (loss) on OREO, net	539	86	453	526.7
Gain (loss) on securities, net	—	—	—	0.0
FDIC indemnification accretion/(amortization), net	(4,744)	(1,992)	(2,752)	138.2
Other income	761	1,180	(419)	(35.5)

Total non-interest income	$12,181	$9,025	$3,156	35.0%

Non-interest income increased $3.2 million, or 35.0%, to $12.2 million for the three-month period ended March 31, 2014 from $9.0 million for the same period in 2013.

The primary factor that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, trust fees, mortgage lending income, insurance, and changes in OREO gains and losses offset by an increase in amortization on our FDIC indemnification asset.

Additional details on some of the more significant changes are as follows:

•	The $4.5 million increase in service charges on deposit accounts and other service charges and fees are primarily from our 2013 acquisition of Liberty.

•	The $417,000 increase in trust fees are primarily from our 2013 acquisition of Liberty.

•	The $737,000 increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $2.8 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. During the fourth quarter of 2013 and the first quarter of 2014, twelve FDIC loss sharing pools evaluated by the Company were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. These positive events are reducing the indemnification asset by approximately $16.7 million of which $3.3 million has been recognized for the first quarter of 2014. The $16.7 million is being amortized over the weighted average life of the shared-loss agreement.

•	The $419,000 decrease in other income is primarily from $326,000 of tax-free life insurance proceeds during the first quarter of 2013. The proceeds were in connection with two former associates who were not currently with the Company.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 6 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2014 and 2013, as well as changes for the three-month period ended March 31, 2014 compared to the same period in 2013.

Table 6: Non-Interest Expense

	Three Months Ended
	March 31,		2014 Change
	2014	2013	from 2013
	(Dollars in thousands)
Salaries and employee benefits	$18,933	$12,952	$5,981	46.2%
Occupancy and equipment	6,226	3,594	2,632	73.2
Data processing expense	1,793	1,510	283	18.7
Other operating expenses:
Advertising	522	693	(171)	(24.7)
Merger and acquisition expenses	849	28	821	2,932.1
Amortization of intangibles	1,167	802	365	45.5
Electronic banking expense	1,338	863	475	55.0
Directors’ fees	227	190	37	19.5
Due from bank service charges	199	133	66	49.6
FDIC and state assessment	1,114	630	484	76.8
Insurance	614	566	48	8.5
Legal and accounting	417	322	95	29.5
Other professional fees	507	473	34	7.2
Operating supplies	472	343	129	37.6
Postage	352	207	145	70.0
Telephone	454	303	151	49.8
Other expense	4,173	2,254	1,919	85.1

Total non-interest expense	$39,357	$25,863	$13,494	52.2%

Non-interest expense, excluding merger expenses, increased $12.7 million, or 49.1%, to $38.5 million for the three-month period ended March 31, 2014, from $25.8 million for the same period in 2013. These increases primarily result from additional expense associated with the Liberty acquisition during 2013. The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2014.

Income Taxes

The provision for income taxes increased $5.6 million, or 56.1%, to $15.5 million for the three-month period ended March 31, 2014, from $10.0 million as of March 31, 2013. The effective income tax rate was 36.26% for the three-month period ended March 31, 2014, compared to 36.21% for the same period in 2013. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended March 31, 2014 and December 31, 2013

Our total assets as of March 31, 2014 decreased $31.1 million to $6.78 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share decreased by $67.9 million to $4.13 billion as of March 31, 2014, from $4.19 billion as of December 31, 2013. Our loan portfolio covered by loss share decreased by $11.9 million to $270.6 million as of March 31, 2014, from $282.5 million as of December 31, 2013. The decrease in covered loans is primarily associated with pay-downs and payoffs in our covered loan portfolio. Stockholders’ equity increased $27.9 million to $868.9 million as of March 31, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first three months of 2013 was 13.5%. The increase in stockholders’ equity is primarily associated with the $32.0 million of comprehensive income less the $4.9 million of cash dividends paid for the first quarter of 2014.

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $4.15 billion and $2.31 billion during the three-month periods ended March 31, 2014 and 2013, respectively. Non-covered loans were $4.13 billion as of March 31, 2014, compared to $4.19 billion as of December 31, 2013. The relatively static state of the non-covered loan portfolio when compared to our historical expansion rates was not unexpected. This is primarily associated with lower loan demand and payoffs in our non-covered portfolios as our customers have grown more cautious in this weaker economy.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.25 billion, $711.5 million and $162.6 million as of March 31, 2014 in Arkansas, Florida and Alabama, respectively.

As of March 31, 2014, we had $276.7 million of construction land development loans which were collateralized by land. This consisted of $153.5 million for raw land and $123.1 million for land with commercial and or residential lots.

Table 7 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 7: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,722,910	$1,739,668
Construction/land development	566,205	562,667
Agricultural	74,775	81,618
Residential real estate loans:
Residential 1-4 family	890,981	913,332
Multifamily residential	206,348	213,232

Total real estate	3,461,219	3,510,517
Consumer	60,735	69,570
Commercial and industrial	491,525	511,421
Agricultural	44,017	37,129
Other	69,068	65,800

Loans receivable not covered by loss share	$4,126,564	$4,194,437

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

As of March 31, 2014, non-covered commercial real estate loans totaled $2.36 billion, or 57.3% of our non-covered loan portfolio, which is comparable to $2.38 billion, or 56.8% of our non-covered loan portfolio, as of December 31, 2013. Our Florida and Alabama non-covered commercial real estate loans are approximately 10.3% and 2.1% of our non-covered loan portfolio, respectively.

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

As of March 31, 2014, non-covered residential real estate loans totaled $1.10 billion, or 26.6% of our non-covered loan portfolio, compared to $1.13 billion, or 26.9% of our non-covered loan portfolio, as of December 31, 2013. Our Florida and Alabama non-covered residential real estate loans are approximately 5.7% and 1.4% of our non-covered loan portfolio, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2014, our non-covered consumer loan portfolio totaled $60.7 million, or 1.5% of our total non-covered loan portfolio, compared to the $69.6 million, or 1.7% of our non-covered loan portfolio as of December 31, 2013. Our Florida and Alabama non-covered consumer loans are less than 1% of our non-covered loan portfolio.

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

As of March 31, 2014, non-covered commercial and industrial loans outstanding totaled $491.5 million, or 11.9% of our non-covered loan portfolio, which is comparable to $511.4 million, or 12.2% of our non-covered loan portfolio, as of December 31, 2013. Our Florida and Alabama non-covered commercial and industrial loans are approximately 0.9% and 0.5% of our non-covered loan portfolio, respectively.

Total Loans Receivable

Table 8 presents total loans receivable by category.

Table 8: Total Loans Receivable

As of March 31, 2014

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,722,910	$113,593	$1,836,503
Construction/land development	566,205	45,381	611,586
Agricultural	74,775	1,184	75,959
Residential real estate loans
Residential 1-4 family	890,981	92,918	983,899
Multifamily residential	206,348	10,043	216,391

Total real estate	3,461,219	263,119	3,724,338
Consumer	60,735	16	60,751
Commercial and industrial	491,525	6,440	497,965
Agricultural	44,017	—	44,017
Other	69,068	1,066	70,134

Total	$4,126,564	$270,641	$4,397,205

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

We first reported non-covered loans acquired with deteriorated credit quality in our December 31, 2012 financial statements following our acquisitions of Heritage and Premier in the fourth quarter of 2012. The credit metrics most heavily impacted by our acquisition of acquired non-covered loans with deteriorated credit quality in our acquisitions of Heritage and Premier were the following credit quality indicators listed in Table 9 below:

•	Allowance for loan losses for non-covered loans to non-performing non-covered loans;

•	Non-performing non-covered assets to total non-covered assets; and

•	Non-performing non-covered loans to total non-covered loans.

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

Table 9 sets forth information with respect to our non-performing non-covered assets as of March 31, 2014 and December 31, 2013. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 9: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual non-covered loans	$20,697	$15,133
Non-covered loans past due 90 days or more (principal or interest payments)	21,981	23,141

Total non-performing non-covered loans	42,678	38,274

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	23,484	29,869
Other non-performing non-covered assets	47	281

Total other non-performing non-covered assets	23,531	30,150

Total non-performing non-covered assets	$66,209	$68,424

Allowance for loan losses for non-covered loans to non-performing non-covered loans	103.15%	101.95%
Non-performing non-covered loans to total non-covered loans	1.03	0.91
Non-performing non-covered assets to total non-covered assets	1.03	1.07

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 47.8% and 53.1% of our non-performing non-covered loans as of March 31, 2014 and December 31, 2013, respectively.

Total non-performing non-covered loans were $42.7 million as of March 31, 2014, compared to $38.3 million as of December 31, 2013 for an increase of $4.4 million. Of the $4.4 million increase in non-performing loans, $4.0 million is from an increase in non-performing loans in our Arkansas market combined with a $79,000 increase in non-performing loans in our Florida market and a $359,000 increase in non-performing loans in Alabama. Non-performing loans at March 31, 2014 are approximately $21.9 million, $20.4 million and $366,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2014, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2014. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2014, we had $32.9 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $16.0 million of these non-covered restructured loans.

To facilitate this process, a loan modification that might not otherwise be considered may be granted resulting in classification as a troubled debt restructuring. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2014, the amount of troubled debt restructurings was $34.2 million, a decrease of 21.4% from $43.5 million at December 31, 2013. As of March 31, 2014 and December 31, 2013, 96.4% and 98.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $23.5 million as of March 31, 2014, compared to $29.9 million as of December 31, 2013 for a decrease of $6.4 million. The foreclosed assets held for sale not covered by loss share are comprised of $4.2 million of assets located in Florida with the remaining $19.3 million of assets located in Arkansas. As of March 31, 2014, there were no foreclosed assets not covered by loss share in Alabama.

During the first three months of 2014, we had four non-covered foreclosed properties with a carrying value greater than $1.0 million. Three of these properties were acquired in the Liberty acquisition and hold an aggregate carrying value of $10.8 million at March 31, 2014. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at March 31, 2014. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2014, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2014 and December 31, 2013.

Table 10: Total Foreclosed Assets Held For Sale

	As of March 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$10,404	$8,685	$19,089	$8,422	$9,677	$18,099
Construction/land development	9,338	7,712	17,050	17,675	5,517	23,192
Agricultural	49	3	52	—	651	651
Residential real estate loans
Residential 1-4 family	3,625	3,801	7,426	3,772	5,154	8,926
Multifamily residential	68	—	68	—	—	—

Total foreclosed assets held for sale	$23,484	$20,201	$43,685	$29,869	$20,999	$50,868

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2014, average non-covered impaired loans were $99.3 million compared to $104.1 million as of December 31, 2013. As of March 31, 2014, non-covered impaired loans were $92.2 million compared to $106.5 million as of December 31, 2013 for a decrease of $14.3 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of March 31, 2014, our Florida and Alabama markets accounted for approximately $45.6 million and $372,000 of the non-covered impaired loans, respectively.

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

As of March 31, 2014 and December 31, 2013, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary non-accrual loans as of March 31, 2014 and December 31, 2013:

Table 11: Total Non-Accrual Loans

	As of March 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,620	$—	$5,620	$5,093	$—	$5,093
Construction/land development	1,709	—	1,709	1,080	—	1,080
Agricultural	79	—	79	89	—	89
Residential real estate loans
Residential 1-4 family	8,355	—	8,355	7,283	—	7,283
Multifamily residential	2,229	—	2,229	1	—	1

Total real estate	17,992	—	17,992	13,546	—	13,546
Consumer	196	—	196	124	—	124
Commercial and industrial	2,509	—	2,509	1,463	—	1,463
Other	—	—	—	—	—	—

Total non-accrual loans	$20,697	$—	$20,697	$15,133	$—	$15,133

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $304,000 and $333,000 for the three-month periods ended March 31, 2014 and 2013, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month periods ended March 31, 2014 and 2013 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2014 and December 31, 2013:

Table 12: Total Loans Accruing Past Due 90 Days or More

	As of March 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,494	$20,568	$28,062	$7,914	$15,287	$23,201
Construction/land development	4,505	3,398	7,903	4,879	8,410	13,289
Agricultural	—	161	161	—	162	162
Residential real estate loans
Residential 1-4 family	6,195	9,108	15,303	6,492	10,177	16,669
Multifamily residential	676	1,921	2,597	1	357	358

Total real estate	18,870	35,156	54,026	19,286	34,393	53,679
Consumer	89	—	89	100	—	100
Commercial and industrial	3,022	665	3,687	3,755	825	4,580
Other	—	659	659	—	624	624

Total loans accruing past due 90 days or more	$21,981	$36,480	$58,461	$23,141	$35,842	$58,983

The Company’s total past due and non-accrual covered loans to total covered loans was 13.5% and 12.7% as of March 31, 2014 and December 31, 2013, respectively.

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

As we evaluate the allowance for loan losses for non-covered loans, we categorize it as follows: (i) specific allocations; (ii) allocations for criticized and classified assets not individually evaluated for impairment; (iii) general allocations; and (iv) miscellaneous allocations.

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

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history and subject the loan to examination by our internal loan review. If the loan is over $1.0 million or the total loan relationship is over $2.0 million, our policy requires an annual credit review. In addition, we update all financial information and calculate the global repayment ability of the borrower/guarantors.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment decreased organically by approximately $30.6 million for the quarter ended March 31, 2014 from $3.77 billion at December 31, 2013 to $3.74 billion at March 31, 2014. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.65% at December 31, 2013 to 0.82% at March 31, 2014. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs decreased to $2.4 million for the three months ended March 31, 2014, compared to $3.3 million for the same period in 2013. Total recoveries increased to $488,000 for the three months ended March 31, 2014, compared to $450,000 for the same period in 2013. For the three months ended March 31, 2014, the net charge-offs were $1.3 million for Arkansas, $670,000 for Florida and $11,000 for Alabama, respectively, equaling a net charge-off position of $1.9 million.

During the first quarter of 2014, there were $2.4 million in charge-offs and $488,000 in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month periods ended March 31, 2014 and 2013.

Table 13: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$39,022	$45,170
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	67	245
Construction/land development	22	118
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	347	1,027
Multifamily residential	266	1,026

Total real estate	702	2,416
Consumer	166	602
Commercial and industrial	868	35
Agricultural	—	—
Other	688	265

Total loans charged off	2,424	3,318
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	22	17
Construction/land development	25	15
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	52	114
Multifamily residential	5	66

Total real estate	104	212
Consumer	62	42
Commercial and industrial	35	15
Agricultural	—	—
Other	287	181

Total recoveries	488	450

Net loans charged off (recovered)	1,936	2,868
Provision for loan losses for non-covered loans	6,938	—

Balance, March 31	$44,024	$42,302

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.19%	0.50%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.07	1.83
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	561	364

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 21,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended March 31, 2014 and the year ended December 31, 2013 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses for non-covered loans as of March 31, 2014 and December 31, 2013.

Table 14: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of March 31, 2014		As of December 31, 2013
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$16,425	41.7%	$14,848	41.4%
Construction/land development	6,125	13.7	6,282	13.4
Agricultural	292	1.8	252	1.9
Residential real estate loans:
Residential 1-4 family	6,935	21.6	6,072	21.8
Multifamily residential	2,821	5.0	2,817	5.1

Total real estate	32,598	83.8	30,271	83.6
Consumer	636	1.5	632	1.7
Commercial and industrial	3,867	11.9	1,933	12.2
Agricultural	3,010	1.1	1,931	0.9
Other	—	1.7	—	1.6
Unallocated	3,913	—	4,255	—

Total	$44,024	100.0%	$39,022	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $5.0 million and $4.8 million at March 31, 2014 and December 31, 2013, respectively.

Total charge-offs decreased to zero for the three months ended March 31, 2014, compared to $1.8 million for the same period in 2013. Total recoveries increased to $174,000 for the three months ended March 31, 2014, compared to $11,000 for the same period in 2013. There was zero provision for loan losses taken on covered loans during the three months ended March 31, 2014 and 2013.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.3 years as of March 31, 2014.

As of March 31, 2014 and December 31, 2013 we had $132.4 million and $114.6 million of held-to-maturity securities, respectively. Of the $132.4 million of held-to-maturity securities, $16.1 million were invested in mortgage-backed securities and $116.2 were invested in state and political subdivisions as of March 31, 2014. All of the held-to-maturity securities were invested in state and political subdivisions as of December 31, 2013.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.18 billion as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, $506.3 million, or 43.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $461.6 million, or 39.3%, of our available-for-sale securities as of December 31, 2013. To reduce our income tax burden, $187.8 million, or 16.0%, of our available-for-sale securities portfolio as of March 31, 2014, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $195.5 million, or 16.6%, of our available-for-sale securities as of December 31, 2013. Also, we had approximately $427.1 million, or 36.3%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2014, compared to $463.5 million, or 39.4%, of our available-for-sale securities as of December 31, 2013.

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

Deposits

Our deposits averaged $5.32 billion for the three-month period ended March 31, 2014. Total deposits decreased $54.5 million, or an annualized decrease of 4.1%, to $5.34 billion as of March 31, 2014, from $5.39 billion as of December 31, 2013. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of March 31, 2014 and December 31, 2013, brokered deposits were $92.8 million and $100.4 million, respectively. Included in these brokered deposits are $38.6 million and $41.2 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2014 and December 31, 2013, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 15 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2014 and 2013.

Table 15: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2014		2013
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,003,495	—%	$668,222	—%
Interest-bearing transaction accounts	2,437,025	0.20	1,567,727	0.20
Savings deposits	348,191	0.06	203,904	0.11
Time deposits:
$100,000 or more	830,281	0.65	524,816	0.75
Other time deposits	697,798	0.45	461,971	0.61

Total	$5,316,790	0.26%	$3,426,640	0.29%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $23.5 million, or 14.6%, from $161.0 million as of December 31, 2013 to $137.5 million as of March 31, 2014.

FHLB Borrowed Funds

Our FHLB borrowed funds were $354.9 million and $350.7 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $100.1 million and $254.8 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $966.7 million and $373.5 million as of March 31, 2014 and December 31, 2013, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of March 31, 2014 and December 31, 2013.

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

Stockholders’ Equity

Stockholders’ equity was $868.9 million at March 31, 2014 compared to $841.0 million at December 31, 2013, an annualized increase of 13.5%. As of March 31, 2014 and December 31, 2013 our equity to asset ratio was 12.8% and 12.3% respectively. Book value per share was $13.34 at March 31, 2014 compared to $12.92 at December 31, 2013, a 13.2% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.075 per share and $0.065 per share (split adjusted) for the three-month periods ended March 31, 2014 and 2013, respectively. The common stock dividend payout ratio for the three months ended March 31, 2014 and 2013 was 17.9% and 20.8%, respectively. For the second quarter of 2014, the Board of Directors declared a regular $0.075 per share quarterly cash dividend payable June 4, 2014, to shareholders of record May 14, 2014.

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

Liquidity and Capital Adequacy Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2014 and December 31, 2013, we met all regulatory capital adequacy requirements to which we were subject.

Table 16 presents our risk-based capital ratios as of March 31, 2014 and December 31, 2013.

Table 16: Risk-Based Capital

	As of March 31, 2014	As of December 31, 2013
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$868,868	$840,955
Qualifying trust preferred securities	59,000	59,000
Goodwill and core deposit intangibles, net	(322,159)	(323,272)
Unrealized (gain) loss on available-for-sale securities	(511)	4,140
Deferred tax assets	(22,366)	(31,330)

Total Tier 1 capital	582,832	549,493

Tier 2 capital
Qualifying allowance for loan losses	48,991	43,815

Total Tier 2 capital	48,991	43,815

Total risk-based capital	$631,823	$593,308

Average total assets for leverage ratio	$6,422,080	$5,859,902

Risk weighted assets	$4,995,047	$5,051,558

Ratios at end of period
Leverage ratio	9.08%	9.38%
Tier 1 risk-based capital	11.67	10.88
Total risk-based capital	12.65	11.75
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from the Company’s significant number of historical acquisitions (especially Liberty), we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net income, earnings per share, net interest margin and the allowance for loan losses for non-covered loans to total non-covered loans.

Because of the Company’s significant number of historical acquisitions, our net income, earnings per share, net interest margin and the allowance for loan losses for non-covered loans to total non-covered loans were significantly impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting combined with the recording of provision for loan losses as loans migrate from purchased loan accounting treatment to originated loan accounting treatment. The accretion, amortization and provision for loan losses affect our net income, earnings per share and certain operating ratios as we accrete loan discounts to interest income; amortize premiums and discounts on time deposits to interest expense; amortize impairments of the indemnification assets to non-interest income; amortize intangible assets and accrue FDIC true up liability to non-interest expense; expense merger and acquisition costs and make provision for loan losses to cover new loans originated which are replacing the purchased loans acquired.

The Company experienced a $6.9 million increase in the provision for loan losses for non-covered loans during the first quarter of 2014 versus the same period in 2013. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.86 million of purchased non-covered loans, which includes $164.3 million of discount for credit losses on non-covered loans acquired, at March 31, 2014. We had $2.04 billion of purchased non-covered loans, which includes $174.6 million of discount for credit losses on non-covered loans acquired at December 31, 2013. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 17 through 21 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 17: Non-GAAP Earnings

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
GAAP net income	$27,337	$17,548
Accretion to net interest income	(15,264)	(5,055)
Provision for loan losses	6,938	—
FDIC indemnification amortization	4,744	1,992
FDIC true-up accrual	267	180
Amortization of intangible assets	1,167	802
Merger and acquisition expenses	849	28
Tax impact of the above items	789	1,248

Non-GAAP impact to net income	(510)	(805)

Non-GAAP net income	$26,827	$16,743

GAAP diluted earnings per share	$0.42	$0.31
Impact of purchase accounting, net of tax	(0.01)	(0.01)

Non-GAAP diluted earnings per share	$0.41	$0.30

Average diluted shares outstanding	65,511	56,535

Table 18: Average Yield on Loans

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest income on loans receivable – FTE	$75,132	$44,296
Purchase accounting accretion	15,399	4,880

Non-GAAP interest income on loans receivable – FTE	$59,733	$39,416

Average loans	$4,427,994	$2,684,376
Average purchase accounting loan discounts (1)	281,440	251,303

Average loans (non-GAAP)	$4,709,434	$2,935,679

Average yield on loans (reported)	6.88%	6.69%
Average contractual yield on loans (non-GAAP)	5.14	5.45

(1)	Balance includes $164.3 million of discount of credit losses for non-covered loans acquired as of March 31, 2014.

Table 19: Average Cost of Deposits

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Interest expense on deposits	$3,384	$2,485
Amortization of time deposit (premiums)/discounts, net	(135)	175

Non-GAAP interest expense on deposits	$3,249	$2,660

Average deposits	$4,313,295	$2,758,418
Average unamortized CD (premium)/discount, net	11	(1,098)

Average deposits (non-GAAP)	$4,313,306	$2,757,320

Average cost of deposits (reported)	0.32%	0.37%
Average contractual cost of deposits (non-GAAP)	0.31	0.39

Table 20: Net Interest Margin

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net interest income – FTE	$78,591	$45,424
Total purchase accounting accretion	15,264	5,055

Non-GAAP net interest income – FTE	$63,327	$40,369

Average interest-earning assets	$5,814,135	$3,575,311
Average purchase accounting loan discounts	281,440	251,303

Average interest-earning assets (non-GAAP)	$6,095,575	$3,826,614

Net interest margin (reported)	5.48%	5.15%
Net interest margin (non-GAAP)	4.21	4.28

Table 21: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of March 31, 2014
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$2,263,024	$1,863,540	$4,126,564
Loan balance reported plus discount (B)	2,263,024	2,027,864	4,290,888
Allowance for loan losses for non-covered loans (C)	$44,024	$—	$44,024
Discount for credit losses on non-covered loans acquired (D)	—	164,324	164,324

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$44,024	$164,324	$208,348

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.95%	N/A	1.07%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	8.10%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.86%

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

We had $322.9 million, $324.0 million, and $96.9 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 22 through 26, respectively. All per share data has been restated to reflect the retroactive effect of the 2-for-1 stock split which occurred during June 2013.

Table 22: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
GAAP net income	$27,337	$17,548
Intangible amortization after-tax	709	487

Earnings excluding intangible amortization	$28,046	$18,035

GAAP diluted earnings per share	$0.42	$0.31
Intangible amortization after-tax	0.01	0.01

Diluted earnings per share excluding intangible amortization	$0.43	$0.32

Table 23: Tangible Book Value Per Share

	As of March 31, 2014	As of December 31, 2013
	(In thousands, except per share data)
Book value per share: A/B	$13.34	$12.92
Tangible book value per share: (A-C-D)/B	8.38	7.94
(A) Total equity	$868,868	$840,955
(B) Shares outstanding	65,135	65,082
(C) Goodwill	$301,736	$301,736
(D) Core deposit and other intangibles	21,131	22,298

Table 24: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Return on average assets: A/C	1.64%	1.70%
Return on average assets excluding intangible amortization: B/(C-D)	1.77	1.79
(A) Net income	$27,337	$17,548
Intangible amortization after-tax	709	487

(B) Earnings excluding intangible amortization	$28,046	$18,035

(C) Average assets	$6,766,605	$4,192,893
(D) Average goodwill, core deposits and other intangible assets	323,434	97,332

Table 25: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Return on average equity: A/C	13.00%	13.68%
Return on average tangible equity excluding intangible amortization: B/(C-D)	21.48	17.29
(A) Net income	$27,337	$17,548
(B) Earnings excluding intangible amortization	28,046	18,035
(C) Average equity	852,978	520,295
(D) Average goodwill, core deposits and other intangible assets	323,434	97,332

Table 26: Tangible Equity to Tangible Assets

	As of March 31, 2014	As of December 31, 2013
	(Dollars in thousands)
Equity to assets: B/A	12.81%	12.35%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	8.45	7.97
(A) Total assets	$6,780,776	$6,811,861
(B) Total equity	868,868	840,955
(C) Goodwill	301,736	301,736
(D) Core deposit and other intangibles	21,131	22,298

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2014, our cash and cash equivalents were $214.6 million, or 3.2% of total assets, compared to $165.5 million, or 2.4% of total assets, as of December 31, 2013. Our available-for-sale investment securities and federal funds sold were $1.20 billion as of March 31, 2014 and $1.18 billion as of December 31, 2013.

Our investment portfolio is comprised of approximately 78.4% or $1.03 million of securities which mature in less than five years. As of March 31, 2014 and December 31, 2013, $1.12 billion and $1.13 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2014, our total deposits were $5.34 billion, or 78.7% of total assets, compared to $5.39 billion, or 79.2% of total assets, as of December 31, 2013. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of March 31, 2014 and December 31, 2013. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $354.9 million and $350.7 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, $100.1 million and $254.8 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $966.7 million and $373.5 million as of March 31, 2014 and December 31, 2013, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of March 31, 2014 was asset sensitive with a one-year cumulative repricing gap of 98.4%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 27 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2014.

Table 27: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$89,897	$—	$—	$—	$—	$—	$—	$89,897
Federal funds sold	22,925	—	—	—	—	—	—	22,925
Investment securities	60,187	78,710	49,165	80,916	183,174	480,551	375,487	1,308,190
Loans receivable	819,112	397,649	485,904	770,650	710,241	963,746	200,912	4,348,214

Total earning assets	$992,121	$476,359	$535,069	$851,566	$893,415	$1,444,297	$576,399	$5,769,226

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	117,025	234,050	351,074	702,149	486,304	476,037	461,148	2,827,787
Time deposits	184,491	257,627	278,783	406,455	228,746	95,174	2,299	1,453,575
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	137,524	—	—	—	—	—	—	137,524
FHLB borrowed funds	25,228	55,227	30,229	60,430	52,969	127,060	3,792	354,935
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	525,094	546,904	660,086	1,169,034	768,019	698,271	467,239	4,834,647

Interest rate sensitivity gap	$467,027	$(70,545)	$(125,017)	$(317,468)	$125,396	$746,026	$109,160	$934,579

Cumulative interest rate sensitivity gap	$467,027	$396,482	$271,465	$(46,003)	$79,393	$825,419	$934,579
Cumulative rate sensitive assets to rate sensitive liabilities	188.9%	137.0%	115.7%	98.4%	102.2%	118.9%	119.3%
Cumulative gap as a % of total earning assets	8.1%	6.9%	4.7%	(0.8)%	1.4%	14.3%	16.2%

Item 4:	CONTROLS AND PROCEDURES

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

Article I. Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2013. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: May 8, 2014	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 8, 2014	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer