Form 10-Q
period 2014-06-30
HOME BANCSHARES INC
filed 2014-08-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

Common Stock Issued and Outstanding: 66,458,209 shares as of July 31, 2014.

HOME BANCSHARES, INC.

FORM 10-Q

June 30, 2014

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$122,167	$104,005
Interest-bearing deposits with other banks	21,385	61,529

Cash and cash equivalents	143,552	165,534
Federal funds sold	850	4,275
Investment securities – available-for-sale	1,122,803	1,175,484
Investment securities – held-to-maturity	205,566	114,621
Loans receivable not covered by loss share	4,133,109	4,194,437
Loans receivable covered by FDIC loss share	263,157	282,516
Allowance for loan losses	(51,173)	(43,815)

Loans receivable, net	4,345,093	4,433,138
Bank premises and equipment, net	196,194	197,224
Foreclosed assets held for sale not covered by loss share	20,960	29,869
Foreclosed assets held for sale covered by FDIC loss share	17,196	20,999
FDIC indemnification asset	56,626	89,611
Cash value of life insurance	64,066	63,501
Accrued interest receivable	20,847	22,944
Deferred tax asset, net	73,151	89,412
Goodwill	301,736	301,736
Core deposit and other intangibles	19,984	22,298
Other assets	77,516	81,215

Total assets	$6,666,140	$6,811,861

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,129,073	$991,161
Savings and interest-bearing transaction accounts	2,756,060	2,792,423
Time deposits	1,306,876	1,609,462

Total deposits	5,192,009	5,393,046
Securities sold under agreements to repurchase	144,602	160,984
FHLB borrowed funds	349,110	350,661
Accrued interest payable and other liabilities	22,358	5,389
Subordinated debentures	60,826	60,826

Total liabilities	5,768,905	5,970,906

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2014 and 2013; shares issued and outstanding 65,142,137 in 2014 and 65,081,853 in 2013	651	651
Capital surplus	709,516	708,058
Retained earnings	182,382	136,386
Accumulated other comprehensive income (loss)	4,686	(4,140)

Total stockholders’ equity	897,235	840,955

Total liabilities and stockholders’ equity	$6,666,140	$6,811,861

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)
Interest income:
Loans	$75,404	$44,036	$150,417	$88,195
Investment securities
Taxable	4,762	2,490	9,232	4,893
Tax-exempt	2,379	1,467	4,696	2,948
Deposits – other banks	29	86	53	184
Federal funds sold	12	6	28	13

Total interest income	82,586	48,085	164,426	96,233

Interest expense:
Interest on deposits	3,095	2,129	6,479	4,614
FHLB borrowed funds	952	1,012	1,898	2,016
Securities sold under agreements to repurchase	168	86	350	166
Subordinated debentures	328	17	656	247

Total interest expense	4,543	3,244	9,383	7,043

Net interest income	78,043	44,841	155,043	89,190
Provision for loan losses	6,115	850	13,053	850

Net interest income after provision for loan losses	71,928	43,991	141,990	88,340

Non-interest income:
Service charges on deposit accounts	6,193	4,088	12,104	7,797
Other service charges and fees	5,978	3,479	11,664	6,916
Trust fees	323	17	759	36
Mortgage lending income	1,801	1,619	3,314	2,991
Insurance commissions	934	444	2,350	1,123
Income from title services	53	136	103	245
Increase in cash value of life insurance	281	218	569	398
Dividends from FHLB, FRB, Bankers’ bank & other	501	401	817	576
Gain on sale of SBA loans	—	—	—	56
Gain (loss) on sale of premises and equipment, net	445	394	454	409
Gain (loss) on OREO, net	859	441	1,398	527
Gain (loss) on securities, net	—	111	—	111
FDIC indemnification accretion/(amortization), net	(6,622)	(2,283)	(11,366)	(4,275)
Other income	793	740	1,554	1,920

Total non-interest income	11,539	9,805	23,720	18,830

Non-interest expense:
Salaries and employee benefits	18,813	12,957	37,746	25,909
Occupancy and equipment	6,251	3,894	12,477	7,488
Data processing expense	1,793	1,231	3,586	2,741
Other operating expenses	11,763	7,773	24,168	15,580

Total non-interest expense	38,620	25,855	77,977	51,718

Income before income taxes	44,847	27,941	87,733	55,452
Income tax expense	16,418	10,282	31,967	20,245

Net income	$28,429	$17,659	$55,766	$35,207

Basic earnings per share	$0.44	$0.32	$0.86	$0.63

Diluted earnings per share	$0.43	$0.31	$0.85	$0.62

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$28,429	$17,659	$55,766	$35,207
Net unrealized gain (loss) on available-for-sale securities	6,870	(14,142)	14,523	(16,377)
Less: reclassification adjustment for realized (gains) losses included in income	—	(111)	—	(111)

Other comprehensive income (loss), before tax effect	6,870	(14,253)	14,523	(16,488)
Tax effect	(2,695)	5,591	(5,697)	6,468

Other comprehensive income (loss)	4,175	(8,662)	8,826	(10,020)

Comprehensive income	$32,604	$8,997	$64,592	$25,187

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2014 and 2013

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	$281	$416,354	$86,837	$12,001	$515,473
Comprehensive income:
Net income	—	—	35,207	—	35,207
Other comprehensive income (loss)	—	—	—	(10,020)	(10,020)
Net issuance of 11,701 shares of common stock from exercise of stock options	—	79	—	—	79
2-for-1 stock split during June 2013	281	(281)	—	—	—
Tax benefit from stock options exercised	—	48	—	—	48
Share-based compensation	—	595	—	—	595
Cash dividends – Common Stock, $0.14 per share	—	—	(7,872)	—	(7,872)

Balances at June 30, 2013 (unaudited)	562	416,795	114,172	1,981	533,510
Comprehensive income:
Net income	—	—	31,313	—	31,313
Other comprehensive income (loss)	—	—	—	(6,121)	(6,121)
Net issuance of 74,500 shares of common stock from exercise of stock options	1	351	—	—	352
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	788	—	—	788
Share-based compensation	—	703	—	—	703
Cash dividends – Common Stock, $0.15 per share	—	—	(9,099)	—	(9,099)

Balances at December 31, 2013	651	708,058	136,386	(4,140)	840,955
Comprehensive income:
Net income	—	—	55,766	—	55,766
Other comprehensive income (loss)	—	—	—	8,826	8,826
Net issuance of 18,784 shares of common stock from exercise of stock options	—	97	—	—	97
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	196	—	—	196
Share-based compensation	—	1,140	—	—	1,140
Cash dividends – Common Stock, $0.15 per share	—	—	(9,770)	—	(9,770)

Balances at June 30, 2014 (unaudited)	$651	$709,516	$182,382	$4,686	$897,235

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2014	2013
	(Unaudited)
Operating Activities
Net income	$55,766	$35,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,988	3,212
Amortization/(accretion)	16,170	8,840
Share-based compensation	1,140	595
Tax benefits from stock options exercised	(196)	(48)
(Gain) loss on assets	(1,852)	(1,318)
Provision for loan losses	13,053	850
Deferred income tax effect	10,563	6,811
Increase in cash value of life insurance	(569)	(398)
Originations of mortgage loans held for sale	(107,389)	(66,673)
Proceeds from sales of mortgage loans held for sale	107,993	58,567
Changes in assets and liabilities:
Accrued interest receivable	2,097	1,881
Indemnification and other assets	25,322	37,615
Accrued interest payable and other liabilities	17,165	8,163

Net cash provided by (used in) operating activities	144,251	93,304

Investing Activities
Net (increase) decrease in federal funds sold	3,425	14,673
Net (increase) decrease in loans, excluding loans acquired	63,544	38,923
Purchases of investment securities – available-for-sale	(73,910)	(153,852)
Proceeds from maturities of investment securities – available-for-sale	138,930	123,942
Proceeds from sale of investment securities – available-for-sale	—	278
Purchases of investment securities – held-to-maturity	(99,212)	—
Proceeds from maturities of investment securities – held-to-maturity	7,962	—
Proceeds from foreclosed assets held for sale	24,954	15,042
Proceeds from sale of SBA loans	—	592
Purchases of premises and equipment, net	(3,504)	(8,657)
Death benefits received	—	540
Net cash proceeds (paid) received – market acquisitions	—	—

Net cash provided by (used in) investing activities	62,189	31,481

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(201,037)	(158,217)
Net increase (decrease) in securities sold under agreements to repurchase	(16,382)	7,183
Net increase (decrease) in FHLB borrowed funds	(1,551)	(137)
Retirement of subordinated debentures	—	(25,000)
Proceeds from exercise of stock options	97	79
Disgorgement of profits	25	—
Tax benefits from stock options exercised	196	48
Dividends paid on common stock	(9,770)	(7,872)

Net cash provided by (used in) financing activities	(228,422)	(183,916)

Net change in cash and cash equivalents	(21,982)	(59,131)
Cash and cash equivalents – beginning of year	165,534	231,855

Cash and cash equivalents – end of period	$143,552	$172,724

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2014 and 2013 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$28,429	$17,659	$55,766	$35,207
Average shares outstanding	65,140	56,234	65,131	56,228
Effect of common stock options	405	343	392	327

Average diluted shares outstanding	65,545	56,577	65,523	56,555

Basic earnings per share	$0.44	$0.32	$0.86	$0.63
Diluted earnings per share	$0.43	$0.31	$0.85	$0.62

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

Prior to the acquisition, Liberty Bank operated 46 banking offices located in northeast Arkansas, north central Arkansas and northwest Arkansas. Including the effects of the purchase accounting adjustments, the Company acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits. The merger significantly increased the Company’s deposit market share in Arkansas.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2013 for an additional discussion of the acquisition of Liberty.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2014
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$392,226	$2,102	$(1,025)	$393,303
Mortgage-backed securities	493,393	4,020	(1,919)	495,494
State and political subdivisions	173,817	5,320	(931)	178,206
Other securities	55,657	556	(413)	55,800

Total	$1,115,093	$11,998	$(4,288)	$1,122,803

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
Mortgage-backed securities	$69,645	$116	$(85)	$69,676
State and political subdivisions	135,921	2,708	(162)	138,467

Total	$205,566	$2,824	$(247)	$208,143

	December 31, 2013
	Available-for-sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	462,510	3,343	(4,265)	461,588
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

Assets, principally investment securities, having a carrying value of approximately $1.10 billion and $1.13 billion at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $144.6 million and $161.0 million at June 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$338,986	$339,830	$49,928	$50,353
Due after one year through five years	568,944	572,852	109,091	110,441
Due after five years through ten years	183,692	185,932	40,807	41,564
Due after ten years	23,471	24,189	5,740	5,785

Total	$1,115,093	$1,122,803	$205,566	$208,143

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three and six-month periods ended June 30, 2014, no available-for-sale securities were sold.

During the three and six-month periods ended June 30, 2013, $167,000 in available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $111,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

At June 30, 2014 and December 31, 2013, there were $205.6 million and $114.6 million of held-to-maturity securities, respectively. There were no securities classified as held-to-maturity at June 30, 2013.

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

During the six-month period ended June 30, 2014, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of June 30, 2014, the Company had approximately $3.2 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 80.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$29,230	$(86)	$56,471	$(939)	$85,701	$(1,025)
Mortgage-backed securities	179,512	(691)	74,534	(1,313)	254,046	(2,004)
State and political subdivisions	14,762	(179)	30,073	(914)	44,835	(1,093)
Other securities	6,334	(331)	10,834	(82)	17,168	(413)

Total	$229,838	$(1,287)	$171,912	$(3,248)	$401,750	$(4,535)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$312,674	$(5,205)	$6,529	$(119)	$319,203	$(5,324)
Mortgage-backed securities	267,105	(3,968)	11,749	(297)	278,854	(4,265)
State and political subdivisions	130,718	(4,831)	4,042	(295)	134,760	(5,126)
Other securities	36,125	(1,153)	—	—	36,125	(1,153)

Total	$746,622	$(15,157)	$22,320	$(711)	$768,942	$(15,868)

Income earned on securities for the three and six months ended June 30, 2014 and 2013, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Taxable:
Available-for-sale	$4,499	$2,490	$8,919	$4,893
Held-to-maturity	263	—	313	—
Non-taxable:
Available-for-sale	1,449	1,467	2,939	2,948
Held-to-maturity	930	—	1,757	—

Total	$7,141	$3,957	$13,928	$7,841

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,733,029	$1,739,668
Construction/land development	603,216	562,667
Agricultural	64,409	81,618
Residential real estate loans
Residential 1-4 family	887,097	913,332
Multifamily residential	218,615	213,232

Total real estate	3,506,366	3,510,517
Consumer	56,197	69,570
Commercial and industrial	447,459	511,421
Agricultural	56,852	37,129
Other	66,235	65,800

Loans receivable not covered by loss share	$4,133,109	$4,194,437

During the three and six-month periods ended June 30, 2014, no SBA loans were sold. During the three-month period ended June 30, 2013, no SBA loans were sold. During the six-month period ended June 30, 2013, the Company sold $536,000 of the guaranteed portion of an SBA loan, which resulted in a gain of approximately $56,000.

Mortgage loans held for sale of approximately $29.9 million and $30.5 million at June 30, 2014 and December 31, 2013, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2014 and December 31, 2013 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of June 30, 2014 and December 31, 2013 for the Company:

	June 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$107,171	$117,164
Construction/land development	44,763	48,388
Agricultural	1,145	1,232
Residential real estate loans
Residential 1-4 family	91,706	98,403
Multifamily residential	10,002	10,378

Total real estate	254,787	275,565
Consumer	20	20
Commercial and industrial	7,368	5,852
Other	982	1,079

Loans receivable covered by FDIC loss share	$263,157	$282,516

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of June 30, 2014 and December 31, 2013, $36.5 million and $35.8 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the six months ended June 30, 2014:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$39,022	$4,793	$43,815
Loans charged off	4,950	1,051	6,001
Recoveries of loans previously charged off	1,123	302	1,425

Net loans recovered (charged off)	(3,827)	(749)	(4,576)

Provision for loan losses for non-covered loans	13,053	—	13,053
Provision for loan losses forecasted outside of loss share	—	280	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	(1,399)	(1,399)
Benefit attributable to FDIC loss share agreements	—	1,119	1,119

Net provision for loan losses for covered loans	—	—	—
Increase in FDIC indemnification asset	—	(1,119)	(1,119)

Balance, June 30	$48,248	$2,925	$51,173

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and six-month periods ended June 30, 2014 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of June 30, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $157.7 million, $174.6 million $80.3 million at June 30, 2014, December 31, 2013 and June 30, 2013, respectively.

	Three Months Ended June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,125	$16,717	$9,756	$3,867	$3,646	$3,913	$44,024
Loans charged off	(145)	(601)	(870)	(316)	(594)	—	(2,526)
Recoveries of loans previously charged off	20	199	(4)	30	390	—	635

Net loans recovered (charged off)	(125)	(402)	(874)	(286)	(204)	—	(1,891)
Provision for loan losses	657	3,255	1,134	133	422	514	6,115

Balance, June 30	$6,657	$19,570	$10,016	$3,714	$3,864	$4,427	$48,248

	Six Months Ended June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(167)	(668)	(1,483)	(1,184)	(1,448)	—	(4,950)
Recoveries of loans previously charged off	45	221	53	65	739	—	1,123

Net loans recovered (charged off)	(122)	(447)	(1,430)	(1,119)	(709)	—	(3,827)
Provision for loan losses	497	4,917	2,557	2,900	2,010	172	13,053

Balance, June 30	$6,657	$19,570	$10,016	$3,714	$3,864	$4,427	$48,248

	As of June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$2,824	$10,564	$2,561	$6	$—	$—	$15,955
Loans collectively evaluated for impairment	3,833	9,006	7,455	3,708	3,864	4,427	32,293

Loans evaluated for impairment, balance, June 30	6,657	19,570	10,016	3,714	3,864	4,427	48,248

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, June 30	$6,657	$19,570	$10,016	$3,714	$3,864	$4,427	$48,248

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$36,313	$52,919	$25,027	$5,443	$373	$—	$120,075
Loans collectively evaluated for impairment	539,747	1,617,441	1,008,669	425,444	175,472	—	3,766,773

Loans evaluated for impairment balance, June 30	576,060	1,670,360	1,033,696	430,887	175,845	—	3,886,848

Purchased credit impaired loans acquired	27,156	127,078	72,016	16,572	3,439	—	246,261

Balance, June 30	$603,216	$1,797,438	$1,105,712	$447,459	$179,284	$—	$4,133,109

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the six-month period ended June 30, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(168)	(864)	(4,217)	(181)	(1,249)	—	(6,679)
Recoveries of loans previously charged off	15	113	726	33	370	—	1,257

Net loans recovered (charged off)	(153)	(751)	(3,491)	(148)	(879)	—	(5,422)
Provision for loan losses	793	(1,062)	(1,907)	(1,025)	644	3,307	750

Balance, June 30	6,456	18,161	8,415	2,697	1,053	3,716	40,498
Loans charged off	(830)	(3,190)	(2,091)	(356)	(1,051)	—	(7,518)
Recoveries of loans previously charged off	19	1,958	256	39	331	—	2,603

Net loans recovered (charged off)	(811)	(1,232)	(1,835)	(317)	(720)	—	(4,915)
Provision for loan losses	637	(1,829)	2,309	(447)	2,230	539	3,439

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,826	$8,359	$2,347	$5	$—	$—	$14,537
Loans collectively evaluated for impairment	2,456	6,741	6,542	1,928	2,563	4,255	24,485

Loans evaluated for impairment balance, December 31	6,282	15,100	8,889	1,933	2,563	4,255	39,022

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,560	$76,559	$20,112	$5,563	$223	$—	$135,017
Loans collectively evaluated for impairment	500,279	1,592,343	1,027,093	484,036	164,224	—	3,767,975

Loans evaluated for impairment balance, December 31	532,839	1,668,902	1,047,205	489,599	164,447	—	3,902,992

Purchased credit impaired loans acquired	29,828	152,384	79,359	21,822	8,052	—	291,445

Balance, December 31	$562,667	$1,821,286	$1,126,564	$511,421	$172,499	$—	$4,194,437

The following is an aging analysis for the non-covered loan portfolio as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,674	$1,173	$18,896	$24,743	$1,708,286	$1,733,029	$9,759
Construction/land development	1,983	693	5,353	8,029	595,187	603,216	3,783
Agricultural	173	—	67	240	64,169	64,409	28
Residential real estate loans
Residential 1-4 family	3,777	1,677	14,373	19,827	867,270	887,097	5,869
Multifamily residential	—	—	620	620	217,995	218,615	620

Total real estate	10,607	3,543	39,309	53,459	3,452,907	3,506,366	20,059
Consumer	542	137	367	1,046	55,151	56,197	92
Commercial and industrial	618	205	5,104	5,927	441,532	447,459	2,930
Agricultural and other	364	14	201	579	122,508	123,087	—

Total	$12,131	$3,899	$44,981	$61,011	$4,072,098	$4,133,109	$23,081

	December 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,849	$2,275	$13,007	$20,131	$1,719,537	$1,739,668	$7,914
Construction/land development	2,206	352	5,959	8,517	554,150	562,667	4,879
Agricultural	1,040	1,082	89	2,211	79,407	81,618	—
Residential real estate loans
Residential 1-4 family	7,936	2,676	13,775	24,387	888,945	913,332	6,492
Multifamily residential	—	1,437	2	1,439	211,793	213,232	1

Total real estate	16,031	7,822	32,832	56,685	3,453,832	3,510,517	19,286
Consumer	717	226	224	1,167	68,403	69,570	100
Commercial and industrial	4,363	405	5,218	9,986	501,435	511,421	3,755
Agricultural and other	778	110	—	888	102,041	102,929	—

Total	$21,889	$8,563	$38,274	$68,726	$4,125,711	$4,194,437	$23,141

Non-accruing loans not covered by loss share at June 30, 2014 and December 31, 2013 were $21.9 million and $15.1 million, respectively.

The following is a summary of the non-covered impaired loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$1,691	$—	$1,127	$14
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans	—	—	—		—
Residential 1-4 family	6	6	—	57	—	38	2
Multifamily residential	—	—	—	—	—	—	—

Total real estate	6	6	—	1,748	—	1,165	16
Consumer	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	6	6	—	1,748	—	1,165	16
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	50,600	35,490	10,564	39,244	359	44,399	793
Construction/land development	26,917	28,181	2,824	22,535	261	24,100	415
Agricultural	92	67	—	73	—	78	—
Residential real estate loans
Residential 1-4 family	20,219	17,397	1,400	17,328	129	17,087	253
Multifamily residential	4,304	4,323	1,161	4,789	33	3,881	61

Total real estate	102,132	85,458	15,949	83,969	782	89,545	1,522
Consumer	458	372	—	329	2	293	4
Commercial and industrial	6,919	5,443	6	5,700	41	5,655	84
Agricultural and other	201	201	—	100	—	67	—

Total loans with a specific valuation allowance	109,710	91,474	15,955	90,098	825	95,560	1,610
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	50,600	35,490	10,564	40,935	359	45,526	807
Construction/land development	26,917	28,181	2,824	22,535	261	24,100	415
Agricultural	92	67	—	73	—	78	—
Residential real estate loans
Residential 1-4 family	20,225	17,403	1,400	17,385	129	17,125	255
Multifamily residential	4,304	4,323	1,161	4,789	33	3,881	61

Total real estate	102,138	85,464	15,949	85,717	782	90,710	1,538
Consumer	458	372	—	329	2	293	4
Commercial and industrial	6,919	5,443	6	5,700	41	5,655	84
Agricultural and other	201	201	—	100	—	67	—

Total impaired loans	$109,716	$91,480	$15,955	$91,846	$825	$96,725	$1,626

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of June 30, 2014.

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

Interest recognized on non-covered impaired loans during the three months ended June 30, 2014 and 2013 was approximately $825,000 and $1.0 million, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2014 and 2013 was approximately $1.6 million and $1.9 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$46,262	$24	$—	$46,286
Construction/land development	17,389	26	—	17,415
Agricultural	39	—	—	39
Residential real estate loans
Residential 1-4 family	13,805	237	—	14,042
Multifamily residential	2,073	—	—	2,073

Total real estate	79,568	287	—	79,855
Consumer	351	17	—	368
Commercial and industrial	3,410	1	—	3,411
Agricultural and other	232	—	—	232

Total	$83,561	$305	$—	$83,866

	December 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,874	$1	$—	$55,875
Construction/land development	19,140	—	—	19,140
Agricultural	89	—	—	89
Residential real estate loans
Residential 1-4 family	12,747	196	—	12,943
Multifamily residential	2,064	—	—	2,064

Total real estate	89,914	197	—	90,111
Consumer	454	—	—	454
Commercial and industrial	2,620	2	—	2,622
Agricultural and other	32	—	—	32

Total	$93,020	$199	$—	$93,219

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

The following is a presentation of non-covered loans by class and risk rating as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$259	$2,126	$1,050,713	$485,505	$21,613	$46,286	$1,606,502
Construction/land development	16	116	209,044	338,992	10,477	17,415	576,060
Agricultural	—	—	44,436	18,632	751	39	63,858
Residential real estate loans
Residential 1-4 family	232	70	658,272	137,044	14,641	14,042	824,301
Multifamily residential	—	—	160,381	45,545	1,396	2,073	209,395

Total real estate	507	2,312	2,122,846	1,025,718	48,878	79,855	3,280,116
Consumer	14,271	22	30,791	8,307	731	368	54,490
Commercial and industrial	13,644	5,773	282,384	123,147	2,528	3,411	430,887
Agricultural and other	728	994	82,930	35,823	648	232	121,355

Total risk rated loans	$29,150	$9,101	$2,518,951	$1,192,995	$52,785	$83,866	$3,886,848

Purchased credit impaired loans acquired							246,261

Total non-covered loans							$4,133,109

	December 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3	$3,135	$1,039,110	$462,957	$28,380	$55,875	$1,589,460
Construction/land development	54	94	198,228	303,590	11,732	19,140	532,838
Agricultural	55	—	53,633	24,901	764	89	79,442
Residential real estate loans
Residential 1-4 family	393	146	654,739	155,744	17,241	12,943	841,206
Multifamily residential	—	—	150,023	52,233	1,679	2,064	205,999

Total real estate	505	3,375	2,095,733	999,425	59,796	90,111	3,248,945
Consumer	15,566	32	42,647	7,244	848	454	66,791
Commercial and industrial	25,809	5,845	300,108	151,986	3,229	2,622	489,599
Agricultural and other	675	7,138	74,676	14,462	674	32	97,657

Total risk rated loans	$42,555	$16,390	$2,513,164	$1,173,117	$64,547	$93,219	$3,902,992

Purchased credit impaired loans acquired							291,445

Total non-covered loans							$4,194,437

The following is a presentation of non-covered TDR’s by class as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	10	$24,981	$7,885	$8,667	$5,707	$22,259
Construction/land development	3	8,324	5,731	1,794	—	7,525
Residential real estate loans
Residential 1-4 family	5	1,051	317	247	165	729
Multifamily residential	2	3,182	2,036	—	294	2,330

Total real estate	20	37,538	15,969	10,708	6,166	32,843
Commercial and industrial	1	380	—	—	330	330

Total	21	$37,918	$15,969	$10,708	$6,496	$33,173

	December 31, 2013
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$36,454	$13,029	$8,384	$10,554	$31,967
Construction/land development	3	8,324	5,811	1,794	—	7,605
Residential real estate loans
Residential 1-4 family	8	1,646	589	727	170	1,486
Multifamily residential	1	2,887	2,063	—	—	2,063

Total real estate	26	49,311	21,492	10,905	10,724	43,121
Commercial and industrial	1	380	—	—	345	345

Total	27	$49,691	$21,492	$10,905	$11,069	$43,466

The following is a presentation of non-covered TDR’s on non-accrual status as of June 30, 2014 and December 31, 2013 because they are not in compliance with the modified terms:

	June 30, 2014		December 31, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Residential real estate loans
Residential 1-4 family	3	$482	4	$854

Total real estate	3	482	4	854

Total	3	$482	4	$854

Allowance for Loan Losses and Credit Quality for Covered Loans

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and six-month periods ended June 30, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of June 30, 2014.

	Three Months Ended June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,723	$2,183	$917	$144	$—	$—	$4,967
Loans charged off	(97)	(797)	—	(157)	—	—	(1,051)
Recoveries of loans previously charged off	4	—	120	—	4	—	128

Net loans recovered (charged off)	(93)	(797)	120	(157)	4	—	(923)
Provision for loan losses forecasted outside of loss share	11	106	148	15	—	—	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,317)	202	(294)	13	(3)	—	(1,399)
Benefit attributable to FDIC loss share agreements	1,306	(308)	146	(28)	3	—	1,119

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(1,306)	308	(146)	28	(3)	—	(1,119)

Balance, June 30	$324	$1,694	$891	$15	$1	$—	$2,925

	Six Months Ended June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	(97)	(797)	—	(157)	—	—	(1,051)
Recoveries of loans previously charged off	10	—	288	—	4	—	302

Net loans recovered (charged off)	(87)	(797)	288	(157)	4	—	(749)
Provision for loan losses forecasted outside of loss share	11	106	148	15	—	—	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,307)	1,547	(1,658)	22	(3)	—	(1,399)
Benefit attributable to FDIC loss share agreements	1,296	(1,653)	1,510	(37)	3	—	1,119

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(1,296)	1,653	(1,510)	37	(3)	—	(1,119)

Balance, June 30	$324	$1,694	$891	$15	$1	$—	$2,925

	As of June 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	324	1,694	891	15	1	—	2,925

Balance, June 30	$324	$1,694	$891	$15	$1	$—	$2,925

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	44,763	108,316	101,708	7,368	1,002	—	263,157

Balance, June 30	$44,763	$108,316	$101,708	$7,368	$1,002	$—	$263,157

During the 2013 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that six pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $4.4 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the year ended December 31, 2013. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $3.5 million resulting in a net provision for loan losses of $991,000.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the six-month period ended June 30, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2013.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(720)	(3,426)	(724)	(157)	—	—	(5,027)
Recoveries of loans previously charged off	—	6	11	—	—	—	17

Net loans recovered (charged off)	(720)	(3,420)	(713)	(157)	—	—	(5,010)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(288)	(113)	771	130	—	—	500
Benefit attributable to FDIC loss share agreements	230	90	(616)	(104)	—	—	(400)

Net provision for loan losses	(58)	(23)	155	26	—	—	100
Increase in FDIC indemnification asset	(230)	(90)	616	104	—	—	400

Balance, June 30	161	472	286	33	—	—	952
Loans charged off	(185)	—	(102)	—	—	—	(287)
Recoveries of loans previously charged off	15	7	161	—	—	—	183

Net loans recovered (charged off)	(170)	7	59	—	—	—	(104)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,716	359	1,768	102	—	—	3,945
Benefit attributable to FDIC loss share agreements	(1,348)	(46)	(1,549)	(111)	—	—	(3,054)

Net provision for loan losses	368	313	219	(9)	—	—	891
Increase in FDIC indemnification asset	1,348	46	1,549	111	—	—	3,054

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,707	838	2,113	135	—	—	4,793

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	48,388	118,396	108,781	5,852	1,099	—	282,516

Balance, December 31	$48,388	$118,396	$108,781	$5,852	$1,099	$—	$282,516

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the six-month period ended June 30, 2014 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$119,981	$573,961
Reforecasted future interest payments for loan pools	5,301	—
Accretion recorded to interest income	(32,736)	32,736
Adjustment to yield	34,860	—
Transfers to foreclosed assets held for sale	—	(8,849)
Payments received, net	—	(88,430)

Balance at end of period	$127,406	$509,418

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $5.3 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the first six months of 2014, there were FDIC loss-sharing pools evaluated by the Company which were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $34.9 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $25.6 million and increase the FDIC true-up liability by $2.2 million. The $25.6 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $2.2 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $6.9 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Goodwill	(In thousands)
Balance, beginning of period	$301,736	$85,681
Liberty acquisition	—	216,055

Balance, end of period	$301,736	$301,736

	June 30, 2014	December 31, 2013
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$22,298	$12,061
Acquisitions	—	—
Amortization expense	(2,314)	(1,604)

Balance, June 30	$19,984	10,457

Acquisitions		13,861
Amortization expense		(2,020)

Balance, end of year		$22,298

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2014 and December 31, 2013 were:

	June 30, 2014	December 31, 2013
	(In thousands)
Gross carrying basis	$43,524	$43,524
Accumulated amortization	(23,540)	(21,226)

Net carrying amount	$19,984	$22,298

Core deposit and other intangible amortization expense was approximately $1.1 million and $802,000 for the three-months ended June 30, 2014 and 2013, respectively. Core deposit and other intangible amortization expense was approximately $2.3 million and $1.6 million for the six-months ended June 30, 2014 and 2013, respectively. Including all of the mergers completed as of June 30, 2014, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2014 through 2018 is approximately: 2014 - $4.4 million; 2015 - $3.6 million; 2016 - $2.3 million; 2017 - $2.2 million; 2018 - $2.1 million.

The carrying amount of the Company’s goodwill was $301.7 million at both June 30, 2014 and December 31, 2013. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2014 and December 31, 2013 other assets were $77.5 million and $81.2 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $15.8 million and $19.1 million at June 30, 2014 and December 31, 2013, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $50.3 million and $52.6 million at June 30, 2014 and December 31, 2013, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $696.9 million and $877.4 million at June 30, 2014 and December 31, 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.1 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.3 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, brokered deposits were $70.6 million and $100.4 million, respectively.

Deposits totaling approximately $958.4 million and $1.02 billion at June 30, 2014 and December 31, 2013, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At June 30, 2014 and December 31, 2013, securities sold under agreements to repurchase totaled $144.6 million and $161.0 million, respectively. For the three-month periods ended June 30, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $136.4 million and $72.6 million, respectively. For the six-month periods ended June 30, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $142.9 million and $71.1 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $349.1 million and $350.7 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $135.0 million and $214.1 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.14% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $172.0 million and $191.0 million at June 30, 2014 and December 31, 2013, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2014 and December 31, 2013, respectively.

12. Subordinated Debentures

Subordinated debentures at June 30, 2014 and December 31, 2013 consisted of guaranteed payments on trust preferred securities with the following components:

	As of June 30,	As of December 31,
	2014	2013
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

The Company holds $60.8 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Current:
Federal	$7,825	$8,719	$17,857	$11,213
State	1,554	1,720	3,547	2,221

Total current	9,379	10,439	21,404	13,434

Deferred:
Federal	5,873	(148)	8,813	5,666
State	1,166	(9)	1,750	1,145

Total deferred	7,039	(157)	10,563	6,811

Provision for income taxes	$16,418	$10,282	$31,967	$20,245

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.96)	(2.04)	(1.99)	(2.08)
Cash value of life insurance	(0.22)	(0.21)	(0.23)	(0.20)
State income taxes, net of federal benefit	3.93	3.98	3.92	3.95
Other	(0.14)	0.07	(0.26)	(0.16)

Effective income tax rate	36.61%	36.80%	36.44%	36.51%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,072	$17,213
Deferred compensation	1,964	3,230
Stock options	335	277
Real estate owned	5,467	11,145
Loan discounts	41,002	65,639
Tax basis premium/discount on acquisitions	19,695	20,671
Unrealized loss on securities available-for-sale	—	2,673
Investments	2,616	2,568
Other	7,476	6,992

Gross deferred tax assets	98,627	130,408

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,404	3,616
Unrealized gain on securities available-for-sale	3,025	—
Core deposit intangibles	4,867	5,650
Indemnification asset	12,322	29,074
FHLB dividends	1,602	1,602
Other	1,256	1,054

Gross deferred tax liabilities	25,476	40,996

Net deferred tax assets	$73,151	$89,412

14. Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares of common stock in the Company. At June 30, 2014, the Company has approximately 1,482,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,500,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2014 was $22.0 million and $19.2 million, respectively. The intrinsic value of the stock options exercised during the three and six-month periods ended June 30, 2014 was approximately $193,000 and $506,000, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $1.5 million as of June 30, 2014. For the first six months of 2014, the Company has expensed $146,500 for the non-vested awards.

The table below summarizes the transactions under the Company’s stock option plans at June 30, 2014 and December 31, 2013 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2014		For the Year Ended December 31, 2013
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	966	$9.57	871	$6.66
Granted	70	33.54	184	21.24
Forfeited	—	—	(3)	8.60
Exercised	(19)	5.18	(86)	5.01

Outstanding, end of period	1,017	11.30	966	9.57

Exercisable, end of period	740	$6.88	710	$6.20

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2014 was $10.73 per share. The weighted-average fair value of options granted during the year ended December 31, 2013 was $4.50 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Expected dividend yield	0.89%	1.42%
Expected stock price volatility	30.94%	22.09%
Risk-free interest rate	2.31%	1.33%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.08 to $3.50	11	0.81	$3.32	11	$3.32
$3.92 to $4.34	45	1.09	4.25	45	4.25
$4.78 to $4.92	80	1.09	4.82	80	4.82
$5.33 to $5.33	199	1.35	5.33	199	5.33
$5.54 to $5.54	199	1.70	5.54	199	5.54
$8.54 to $8.60	77	3.54	8.57	77	8.57
$9.25 to $9.31	10	2.90	9.29	10	9.29
$10.16 to $11.37	55	2.80	10.33	55	10.33
$13.12 to $13.12	88	7.56	13.12	34	13.12
$17.25 to $34.80	253	9.08	24.64	30	18.23

	1,017			740

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2014 and December 31, 2013 and changes during the period and year then ended:

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Beginning of year	256	269
Issued	43	35
Vested	(30)	(32)
Forfeited	(2)	(16)

End of period	267	256

Amount of expense for six months and twelve months ended, respectively	$771	$1,086

On January 18, 2013, 18,000 shares of restricted common stock were issued to each non-employee member of the Board of Directors and 4,000 shares of restricted common stock to a regional president of the Company’s bank subsidiary for a total issuance of 22,000 shares of restricted common stock. The restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance.

On June 4, 2013, 12,666 shares of restricted common stock were issued to a regional president of the Company’s bank subsidiary. Of these issued shares, 9,666 shares will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares are subject to performance based vesting (“Performance Shares”). The Performance Shares are set up to “cliff” vest on the third annual anniversary of the date that the performance goal is met. As of September 30, 2013, the performance goal was met when the Company averaged $0.3125 diluted earnings per share for the past four consecutive quarters or total diluted earnings per share of $1.25 during the same period. In accordance with the vesting terms of the Performance Shares agreements, the issued shares are due to fully vest on September 30, 2016.

On January 17, 2014, the Company granted 40,000 shares of the Company’s restricted common stock to the Chairman, which will vest in three equal annual installments beginning on January 17, 2015, plus 3,000 restricted shares of HBI’s common stock to a regional president of the Company’s bank subsidiary, which will “cliff” vest on January 17, 2017.

On June 23, 2014, the Company granted 500 shares of HBI’s restricted common stock to an employee, which will vest in five equal annual installments beginning on June 23, 2015.

The Company did not utilize a portion of its previously approved stock repurchase program during the first six months of 2014. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares. The remaining balance available for repurchase is 865,104 shares at June 30, 2014.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Salaries and employee benefits	$18,813	$12,957	$37,746	$25,909
Occupancy and equipment	6,251	3,894	12,477	7,488
Data processing expense	1,793	1,231	3,586	2,741
Other operating expenses:
Advertising	581	120	1,103	813
Merger and acquisition expenses	106	1	955	29
Amortization of intangibles	1,147	802	2,314	1,604
Electronic banking expense	1,312	960	2,650	1,823
Directors’ fees	206	210	433	400
Due from bank service charges	205	168	404	301
FDIC and state assessment	1,058	677	2,172	1,307
Insurance	582	555	1,196	1,121
Legal and accounting	419	394	836	716
Other professional fees	583	490	1,090	963
Operating supplies	515	332	987	675
Postage	327	231	679	438
Telephone	463	291	917	594
Other expense	4,259	2,542	8,432	4,796

Total other operating expenses	11,763	7,773	24,168	15,580

Total non-interest expense	$38,620	$25,855	$77,977	$51,718

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

Although the Company has a diversified loan portfolio, at June 30, 2014 and December 31, 2013, non-covered commercial real estate loans represented 58.1% and 56.8% of non-covered loans, respectively, and 267.6% and 283.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 26.8% and 26.9% of non-covered loans and 123.2% and 134.0% of total stockholders’ equity at June 30, 2014 and December 31, 2013, respectively.

Approximately 87.2% of the Company’s loans as of June 30, 2014, are to the borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 85.6% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

At June 30, 2014 and December 31, 2013, commitments to extend credit of $688.1 million and $623.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2014 and December 31, 2013, is $18.8 million and $21.4 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2014, the Company requested approximately $39.3 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 68.4% of our banking subsidiary’s first six months earnings.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2014, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 9.71%, 12.53%, and 13.56%, respectively, as of June 30, 2014.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the six-month periods ended:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Interest paid	$9,511	$7,373
Income taxes paid	9,850	5,550
Assets acquired by foreclosure	10,718	5,569

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2014 and December 31, 2013, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2014 and 2013.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $75.5 million and $91.9 million as of June 30, 2014 and December 31, 2013, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $459,000 and $177,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2014 and 2013, respectively. The Company reversed approximately $563,000 and $306,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2014 and 2013, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $21.0 million and $29.9 million, respectively.

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

	June 30, 2014
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$143,552	$143,552	1
Federal funds sold	850	850	1
Investment securities – held-to-maturity	205,566	208,143	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,009,336	3,994,250	3
Loans receivable covered by FDIC loss share, net of allowance	260,232	260,232	3
FDIC indemnification asset	56,626	56,626	3
Accrued interest receivable	20,847	20,847	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,129,073	$1,129,073	1
Savings and interest-bearing transaction accounts	2,756,060	2,756,060	1
Time deposits	1,306,876	1,308,138	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	144,602	144,602	1
FHLB borrowed funds	349,110	356,188	2
Accrued interest payable	1,124	1,124	1
Subordinated debentures	60,826	60,826	3

	December 31, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,534	$165,534	1
Federal funds sold	4,275	4,275	1
Investment securities – held-to-maturity	114,621	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,063,469	4,053,098	3
Loans receivable covered by FDIC loss share, net of allowance	277,723	277,723	3
FDIC indemnification asset	89,611	89,611	3
Accrued interest receivable	22,944	22,944	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$991,161	$991,161	1
Savings and interest-bearing transaction accounts	2,792,423	2,792,423	1
Time deposits	1,609,462	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,984	160,984	1
FHLB borrowed funds	350,661	357,674	2
Accrued interest payable	1,252	1,252	1
Subordinated debentures	60,826	60,826	3

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

23. Subsequent Events

Business Combination – Florida Traditions Bank – Subsequent to June 30, 2014, on July 17, 2014, the Company completed its acquisition of Florida Traditions Bank (“FTB”) pursuant to a previously announced definitive agreement and plan of merger whereby FTB merged with and into Centennial Bank (“Centennial”). Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among HBI, Centennial, and FTB, HBI issued 1,316,072 shares of its common stock valued at approximately $39.5 million as of July 17, 2014, in exchange for all outstanding shares of FTB common stock.

Prior to the acquisition, FTB operated eight banking locations in Central Florida, including its main office in Dade City, Florida. As of June 30, 2014, FTB had approximately $307.2 million in total assets, $255.6 million in loans, and $272.6 million in deposits. Upon completion of the transaction, excluding the effects of the purchase accounting adjustments, the combined company now has approximately $7.0 billion in total assets, $5.5 billion in total deposits, $4.7 billion in total loans and 149 branches across Arkansas, Florida and South Alabama.

The transaction is accretive to the Company’s book value per common share and tangible book value per common share.

Business Combination – Broward Financial Holdings, Inc. – Subsequent to June 30, 2014, on July 30, 2014, the Company and Centennial, entered into a definitive agreement with Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce to merge into HBI. Under the terms of the agreement, shareholders of Broward will receive proceeds from the transaction between $33,060,001 and $33,960,001 as a combination of both HBI common stock and cash split 90% and 10%, respectively.

Broward currently operates two banking locations in Fort Lauderdale, Florida. As of June 30, 2014, Broward had approximately $168.5 million in total assets, $110.8 million in loans, and $143.8 million in deposits.

The acquisition is expected to close in the fourth quarter of 2014 and is subject to shareholder approval, regulatory approvals, and other customary conditions.

Common Stock Cash Dividends – For the third quarter of 2014, the Board of Directors declared a regular $0.10 per share quarterly cash dividend payable September 3, 2014, to shareholders of record August 13, 2014. This cash dividend represents a $0.025 per share, or 33.3%, increase over the $0.075 per share cash dividend paid during the last five consecutive quarters.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and six month periods ended June 30, 2014 and 2013 and condensed consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

August 7, 2014

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of June 30, 2014, we had, on a consolidated basis, total assets of $6.67 billion, loans receivable, net of $4.35 billion, total deposits of $5.19 billion, and stockholders’ equity of $897.2 million.

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

Table 1: Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Total assets	$6,666,140	$4,091,337	$6,666,140	$4,091,337
Loans receivable not covered by loss share	4,133,109	2,339,242	4,133,109	2,339,242
Loans receivable covered by FDIC loss share	263,157	329,802	263,157	329,802
Allowance for loan losses	51,173	41,450	51,173	41,450
FDIC claims receivable	15,783	27,550	15,783	27,550
Total deposits	5,192,009	3,325,235	5,192,009	3,325,235
Total stockholders’ equity	897,235	533,510	897,235	533,510
Net income	28,429	17,659	55,766	35,207
Basic earnings per share	0.44	0.32	0.86	0.63
Diluted earnings per share	0.43	0.31	0.85	0.62
Diluted earnings per share excluding intangible amortization (1)	0.44	0.32	0.87	0.64
Annualized net interest margin – FTE	5.50%	5.18%	5.49%	5.16%
Efficiency ratio	41.09	44.98	41.58	45.50
Annualized return on average assets	1.70	1.71	1.67	1.70
Annualized return on average common equity	12.96	13.27	12.98	13.47

(1)	See Table 26 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Credit Improvement in Covered Loan Pools

Impairment testing on the estimated cash flows of the covered loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test revealed there was a projected credit improvement in the loan pools. As a result of these improvements, the Company is recognizing additional adjustments to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification asset and increase our FDIC true up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the weighted average life of the shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and six month periods ended June 30, 2014 and 2013:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2013	$5,022	$3,876	$502
March 31, 2013	15,566	12,453	1,657
June 30, 2013	—	—	—
September 30, 2013	—	—	—
December 31, 2013	14,061	8,389	1,331
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128

Total	$69,509	$50,394	$5,761

Table 3: Financial Impact for the Three and Six Months Ended June 30, 2014 and 2013

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True- up Expense
	(In thousands)
Three Months Ended:
June 30, 2013	$2,820	$(2,636)	$(79)
June 30, 2014	7,670	(6,799)	(270)

Additional income (expense)	$4,850	$(4,163)	$(191)

Six Months Ended:
June 30, 2013	$5,351	$(5,080)	$(157)
June 30, 2014	13,344	(11,768)	(435)

Additional income (expense)	$7,993	$(6,688)	$(278)

Results of Operations for Three Months Ended June 30, 2014 and 2013

Our net income increased $10.8 million or 61.0% to $28.4 million for the three-month period ended June 30, 2014, from $17.7 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.43 and $0.31 for the three-month periods ended June 30, 2014 and 2013, respectively. The $10.8 million increase in net income is primarily associated with the $33.2 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $358,000 of additional gains from the sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition, $4.3 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $5.3 million in second quarter of 2014 when compared to the same period in 2013.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.50% for the three months ended June 30, 2014, compared to 5.18% for the same period in 2013. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testings and the acquisition of Liberty have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Our annualized return on average assets was 1.70% for the three months ended June 30, 2014, compared to 1.71% for the same period in 2013. Our annualized return on average common equity was 12.96% for the three months ended June 30, 2014, compared to 13.27% for the same period in 2013, respectively. The slight declines in our profitably ratios from 2013 to 2014 are primarily related to the acquisition of Liberty which historically performed below our profitability ratios. While we have been making significant progress improving the performance of the Liberty franchise, they have not been brought up to the historical performance metrics of our Company.

Our efficiency ratio was 41.09% for the three months ended June 30, 2014, compared to 44.98% for the same period in 2013. For the second quarter of 2014, our core efficiency ratio was 41.56% which is improved from the 45.76% reported for second quarter of 2013. The improvement in the core efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2013 acquisition of Liberty offset by a modest increase in costs associated with the asset growth from our acquisition.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Results of Operations for Six Months Ended June 30, 2014 and 2013

Our net income increased $20.6 million or 58.4% to $55.8 million for the six-month period ended June 30, 2014, from $35.2 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.85 and $0.62 for the six-month periods ended June 30, 2014 and 2013, respectively. The $20.6 million increase in net income is primarily associated with the $65.9 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $805,000 of additional gains from the sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition, $7.1 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $12.2 million in the first six months of 2014 when compared to the same period in 2013.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.49% for the six months ended June 30, 2014, compared to 5.16% for the same period in 2013. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testings and the acquisition of Liberty have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Our annualized return on average assets was 1.67% for the six months ended June 30, 2014, compared to 1.70% for the same period in 2013. Our annualized return on average common equity was 12.98% for the six months ended June 30, 2014, compared to 13.47% for the same period in 2013, respectively. The slight declines in our profitably ratios from 2013 to 2014 are primarily related to the acquisition of Liberty which historically performed below our profitability ratios. While we have been making significant progress improving the performance of the Liberty franchise, they have not been brought up to the historical performance metrics of our Company.

Our efficiency ratio was 41.58% for the six months ended June 30, 2014, compared to 45.50% for the same period in 2013. For the first six months of 2014, our core efficiency ratio was 41.48% which is improved from the 46.07% reported for the first six months of 2013. The improvement in the core efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2013 acquisition of Liberty offset by a modest increase in costs associated with the asset growth from our acquisitions and additional merger expenses.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended June 30, 2014 and December 31, 2013

Our total assets as of June 30, 2014 decreased $145.7 million to $6.67 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share decreased by $61.3 million to $4.13 billion as of June 30, 2014, from $4.19 billion as of December 31, 2013. Our loan portfolio covered by loss share decreased by $19.4 million to $263.2 million as of June 30, 2014, from $282.5 million as of December 31, 2013. These decreases are primarily associated with pay-downs and payoffs. Stockholders’ equity increased $56.3 million to $897.2 million as of June 30, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first six months of 2014 was 13.5%. The increase in stockholders’ equity is primarily associated with the $64.6 million of comprehensive income less the $9.8 million of cash dividends paid for the first six months of 2014.

As of June 30, 2014, our non-performing non-covered loans increased to $45.0 million, or 1.09%, of total non-covered loans from $38.3 million, or 0.91%, of total non-covered loans as of December 31, 2013. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 107.26% as of June 30, 2014, compared to 101.95% as of December 31, 2013. Non-performing non-covered loans in Arkansas were $23.8 million at June 30, 2014 compared to $17.9 million as of December 31, 2013. Non-performing non-covered loans in Florida were $20.7 million at June 30, 2014 compared to $20.3 million as of December 31, 2013. Non-performing non-covered loans in Alabama were $502,000 at June 30, 2014 compared to $7,000 as of December 31, 2013.

As of June 30, 2014, our non-performing non-covered assets improved to $66.0 million, or 1.04%, of total non-covered assets from $68.4 million, or 1.07%, of total non-covered assets as of December 31, 2013. Non-performing non-covered assets in Arkansas were $39.0 million at June 30, 2014 compared to $43.5 million as of December 31, 2013. Non-performing non-covered assets in Florida were $26.4 million at June 30, 2014 compared to $24.9 million as of December 31, 2013. Non-performing non-covered assets in Alabama were $588,000 at June 30, 2014 compared to $7,000 as of December 31, 2013.

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

We consider a policy critical if (i) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate; and (ii) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that the accounting policies most critical to us are those associated with our lending practices, including the accounting for the allowance for loan losses, acquisition accounting for covered loans and the related indemnification asset, investments, foreclosed assets held for sale, intangible assets, income taxes and stock options.

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

Acquisition Accounting, Acquired Loans and the Related Indemnification Asset. The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. For covered acquired loans fair value is exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (FDIC). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 114 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other, in the fourth quarter.

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

Stock Options. In accordance with FASB ASC 718, Compensation - Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. The Company recognizes compensation expense for the grant-date fair value of the option award over the vesting period of the award.

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

Acquisition Florida Traditions Bank

On July 17, 2014, the Company completed its acquisition of Florida Traditions Bank (“FTB”) pursuant to a previously announced definitive agreement and plan of merger whereby FTB merged with and into Centennial Bank (“Centennial”). Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among HBI, Centennial, and FTB, HBI issued 1,316,072 shares of its common stock valued at approximately $39.5 million as of July 17, 2014, in exchange for all outstanding shares of FTB common stock.

Prior to the acquisition, FTB operated eight banking locations in Central Florida, including its main office in Dade City, Florida. As of June 30, 2014, FTB had approximately $307.2 million in total assets, $255.6 million in loans, and $272.6 million in deposits. Upon completion of the transaction, excluding the effects of the purchase accounting adjustments, the combined company now has approximately $7.0 billion in total assets, $5.5 billion in total deposits, $4.7 billion in total loans and 149 branches across Arkansas, Florida and South Alabama.

The transaction is accretive to the Company’s book value per common share and tangible book value per common share.

Broward Financial Holdings, Inc.

On July 30, 2014, the Company and Centennial, entered into a definitive agreement with Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce to merge into HBI. Under the terms of the agreement, shareholders of Broward will receive proceeds from the transaction between $33,060,001 and $33,960,001 as a combination of both HBI common stock and cash split 90% and 10%, respectively.

Broward currently operates two banking locations in Fort Lauderdale, Florida. As of June 30, 2014, Broward had approximately $168.5 million in total assets, $110.8 million in loans, and $143.8 million in deposits.

The acquisition is expected to close in the fourth quarter of 2014 and is subject to shareholder approval, regulatory approvals, and other customary conditions.

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

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$73,348	$126,275	$89,611	$139,646
Incurred claims for FDIC covered credit losses	(11,219)	(8,321)	(22,738)	(19,700)
FDIC indemnification accretion/(amortization)	(6,622)	(2,283)	(11,366)	(4,275)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	1,119	400	1,119	400

Ending balance	$56,626	$116,071	$56,626	$116,071

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

The amount of FDIC-assisted acquisitions true-up accrued at June 30, 2014 and December 31, 2013 was $8.6 million and $8.0 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the second quarter of 2014, in an effort to achieve efficiencies primarily from the recent acquisitions, the Company closed or merged four Arkansas and two Florida locations. The Company currently has plans for an additional de novo branch location in Naples, Florida, scheduled to open during the third quarter. The Company currently has 83 branches in Arkansas, 59 branches in Florida and 7 branches in Alabama.

Results of Operations

For Three and Six Months Ended June 30, 2014 and 2013

Our net income increased $10.8 million or 61.0% to $28.4 million for the three-month period ended June 30, 2014, from $17.7 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.43 and $0.31 for the three-month periods ended June 30, 2014 and 2013, respectively. The $10.8 million increase in net income is primarily associated with the $33.2 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $358,000 of additional gains from the sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition, $4.3 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $5.3 million in second quarter of 2014 when compared to the same period in 2013.

Our net income increased $20.6 million or 58.4% to $55.8 million for the six-month period ended June 30, 2014, from $35.2 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.85 and $0.62 for the six-month periods ended June 30, 2014 and 2013, respectively. The $20.6 million increase in net income is primarily associated with the $65.9 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $805,000 of additional gains from the sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty acquisition, $7.1 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $12.2 million in the first six months of 2014 when compared to the same period in 2013.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and six-month periods ended June 30, 2014 and 2013).

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

The effective yield on non-covered loans for the three months ended June 30, 2014 and 2013 was 6.08% and 6.04%, respectively. The effective yield on non-covered loans for the six months ended June 30, 2014 and 2013 was 6.17% and 6.08%, respectively. The effective yield on covered loans for the three months ended June 30, 2014 and 2013 was 19.38% and 10.78%, respectively. The effective yield on covered loans for the six months ended June 30, 2014 and 2013 was 17.67% and 10.53%, respectively.

During the 2014 quarterly impairment tests on the estimated cash flows of covered loans, the Company established that loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $34.9 million as an additional adjustment to yield over the weighted average life of the loans. Since our first covered loan acquisition in 2010, the Company has identified a total of $69.5 million of adjustments to yield during the quarterly impairment tests. For the three and six months ended June 30, 2014 and 2013, the Company recognized $7.7 million and $13.3 million for 2014 and $2.8 million and $5.4 million for 2013 of additional accretion income related to the positive results of the impairment tests.

Net interest income on a fully taxable equivalent basis increased $33.8 million, or 73.6%, to $79.7 million for the three-month period ended June 30, 2014, from $45.9 million for the same period in 2013. This increase in net interest income was the result of a $35.1 million increase in interest income combined with a $1.3 million increase in interest expense. The $35.1 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $1.3 million increase in interest expense for the three-month period ended June 30, 2014, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with an increase in the volume of our average interest-bearing transaction and savings deposits and average time deposits. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.2 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $2.5 million.

Net interest income on a fully taxable equivalent basis increased $66.9 million, or 73.3%, to $158.3 million for the six-month period ended June 30, 2014, from $91.3 million for the same period in 2013. This increase in net interest income was the result of a $69.3 million increase in interest income combined with a $2.3 million increase in interest expense. The $69.3 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our covered loans. The $2.3 million increase in interest expense for the six-month period ended June 30, 2014, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment combined with an increase in the volume of our average interest-bearing transaction and savings deposits and average time deposits. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $2.7 million decrease in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $5.0 million.

Net interest margin, on a fully taxable equivalent basis, was 5.50% and 5.49% for the three and six months ended June 30, 2014 compared to 5.18% and 5.16% for the same periods in 2013, respectively. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisition of Liberty have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Additional information and analysis for our net interest margin can be found in Tables 22 through 24 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2014 and 2013, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2014, compared to the same period in 2013.

Table 5: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income	$82,586	$48,085	$164,426	$96,233
Fully taxable equivalent adjustment	1,624	1,051	3,215	2,126

Interest income – fully taxable equivalent	84,210	49,136	167,641	98,359
Interest expense	4,543	3,244	9,383	7,043

Net interest income – fully taxable equivalent	$79,667	$45,892	$158,258	$91,316

Yield on earning assets – fully taxable equivalent	5.82%	5.54%	5.82%	5.56%
Cost of interest-bearing liabilities	0.38	0.45	0.39	0.48
Net interest spread – fully taxable equivalent	5.44	5.09	5.43	5.08
Net interest margin – fully taxable equivalent	5.50	5.18	5.49	5.16

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30, 2014 vs. 2013	Six Months Ended June 30, 2014 vs. 2013
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$33,440	$66,542
Increase (decrease) in interest income due to change in earning asset yields	1,634	2,740
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(2,466)	(4,982)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,167	2,642

Increase (decrease) in net interest income	$33,775	$66,942

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2014 and 2013, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$54,726	$29	0.21%	$135,431	$86	0.25%
Federal funds sold	23,349	12	0.21	10,169	6	0.24
Investment securities – taxable	1,038,011	4,762	1.84	572,997	2,490	1.74
Investment securities – non-taxable	287,679	3,889	5.42	172,439	2,394	5.57
Loans receivable	4,403,767	75,518	6.88	2,663,627	44,160	6.65

Total interest-earning assets	5,807,532	84,210	5.82	3,554,663	49,136	5.54

Non-earning assets	914,388			592,822

Total assets	$6,721,920			$4,147,485

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,808,856	$1,227	0.18%	$1,779,269	$741	0.17%
Time deposits	1,380,249	1,868	0.54	900,809	1,388	0.62

Total interest-bearing deposits	4,189,105	3,095	0.30	2,680,078	2,129	0.32

Federal funds purchased	110	—	0.00	1	—	0.00
Securities sold under agreement to repurchase	136,444	168	0.49	72,599	86	0.48
FHLB borrowed funds	376,326	952	1.01	130,282	1,012	3.12
Subordinated debentures	60,826	328	2.16	3,093	17	2.20

Total interest-bearing liabilities	4,762,811	4,543	0.38	2,886,053	3,244	0.45

Non-interest bearing liabilities
Non-interest bearing deposits	1,054,233			704,847
Other liabilities	24,832			22,939

Total liabilities	5,841,876			3,613,839
Stockholders’ equity	880,044			533,646

Total liabilities and stockholders’ equity	$6,721,920			$4,147,485

Net interest spread			5.44%			5.09%
Net interest income and margin		$79,667	5.50%		$45,892	5.18%

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$58,849	$53	0.18%	$143,153	$184	0.26%
Federal funds sold	27,393	28	0.21	12,931	13	0.20
Investment securities – taxable	1,021,752	9,232	1.82	567,059	4,893	1.74
Investment securities – non-taxable	287,007	7,678	5.39	168,945	4,813	5.74
Loans receivable	4,415,814	150,650	6.88	2,673,952	88,456	6.67

Total interest-earning assets	5,810,815	167,641	5.82	3,566,040	98,359	5.56

Non-earning assets	933,324			603,930

Total assets	$6,744,139			$4,169,970

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,797,102	$2,506	0.18%	$1,775,486	$1,554	0.18%
Time deposits	1,453,755	3,973	0.55	943,561	3,060	0.65

Total interest-bearing deposits	4,250,857	6,479	0.31	2,719,047	4,614	0.34

Federal funds purchased	308	—	0.00	—	—	0.00
Securities sold under agreement to repurchase	142,862	350	0.49	71,140	166	0.47
FHLB borrowed funds	376,823	1,898	1.02	130,328	2,016	3.12
Subordinated debentures	60,826	656	2.17	15,054	247	3.31

Total interest-bearing liabilities	4,831,676	9,383	0.39	2,935,569	7,043	0.48

Non-interest bearing liabilities
Non-interest bearing deposits	1,029,004			686,636
Other liabilities	16,873			20,757

Total liabilities	5,877,553			3,642,962
Stockholders’ equity	866,586			527,008

Total liabilities and stockholders’ equity	$6,744,139			$4,169,970

Net interest spread			5.43%			5.08%
Net interest income and margin		$158,258	5.49%		$91,316	5.16%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2014 compared to the same periods in 2013, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 over 2013			2014 over 2013
	Volume	Yield/ Rate	Total	Volume	Yield/ Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(45)	$(12)	$(57)	$(87)	$(44)	$(131)
Federal funds sold	7	(1)	6	15	—	15
Investment securities – taxable	2,127	145	2,272	4,098	241	4,339
Investment securities – non-taxable	1,560	(65)	1,495	3,174	(309)	2,865
Loans receivable	29,791	1,567	31,358	59,342	2,852	62,194

Total interest income	33,440	1,634	35,074	66,542	2,740	69,282

Interest expense:
Interest-bearing transaction and savings deposits	448	38	486	914	38	952
Time deposits	666	(186)	480	1,454	(541)	913
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	80	2	82	176	8	184
FHLB borrowed funds	961	(1,021)	(60)	1,918	(2,036)	(118)
Subordinated debentures	311	—	311	520	(111)	409

Total interest expense	2,466	(1,167)	1,299	4,982	(2,642)	2,340

Increase (decrease) in net interest income	$30,974	$2,801	$33,775	$61,560	$5,382	$66,942

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

There was zero provision for covered loans for the three and six months ended June 30, 2014. There was $100,000 provision for covered loan for the three and six months ended June 30, 2013.

The $100,000 of provision for loan losses for the three and six months ended June 30, 2013 is a result of the quarterly 2013 impairment testing on the estimated cash flows of the covered loans. This testing established that the pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three and six months ended June 30, 2013. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

The Company experienced a $5.4 million increase in the provision for loan losses for non-covered loans during the second quarter of 2014 versus the same period in 2013. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $11.5 million and $23.7 million for the three and six-month periods ended June 30, 2014, respectively, compared to $9.8 million and $18.8 million for the same periods in 2013, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three and six-month periods ended June 30, 2014 and 2013, respectively, as well as changes for the three and six-month periods ended June 30, 2014 compared to the same periods in 2013.

Table 9: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2014 Change from 2013		June 30,		2014 Change
	2014	2013			2014	2013	from 2013
	(Dollars in thousands)
Service charges on deposit accounts	$6,193	$4,088	$2,105	51.5%	$12,104	$7,797	$4,307	55.2%
Other service charges and fees	5,978	3,479	2,499	71.8	11,664	6,916	4,748	68.7
Trust fees	323	17	306	1,800.0	759	36	723	2,008.3
Mortgage lending income	1,801	1,619	182	11.2	3,314	2,991	323	10.8
Insurance commissions	934	444	490	110.4	2,350	1,123	1,227	109.3
Income from title services	53	136	(83)	(61.0)	103	245	(142)	(58.0)
Increase in cash value of life insurance	281	218	63	28.9	569	398	171	43.0
Dividends from FHLB, FRB, Bankers’ bank & other	501	401	100	24.9	817	576	241	41.8
Gain on sale of SBA loans	—	—	—	0.0	—	56	(56)	(100.0)
Gain (loss) on sale of premises and equipment, net	445	394	51	12.9	454	409	45	11.0
Gain (loss) on OREO, net	859	441	418	94.8	1,398	527	871	165.3
Gain (loss) on securities, net	—	111	(111)	(100.0)	—	111	(111)	(100.0)
FDIC indemnification accretion/(amortization), net	(6,622)	(2,283)	(4,339)	190.1	(11,366)	(4,275)	(7,091)	165.9
Other income	793	740	53	7.2	1,554	1,920	(366)	(19.1)

Total non-interest income	$11,539	$9,805	$1,734	17.7%	$23,720	$18,830	$4,890	26.0%

Non-interest income increased $1.7 million, or 17.7%, to $11.5 million for the three-month period ended June 30, 2014 from $9.8 million for the same period in 2013. Non-interest income increased $4.9 million, or 26.0%, to $23.7 million for the six-month period ended June 30, 2014 from $18.8 million for the same period in 2013.

The primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, trust fees, insurance, and changes in OREO gains and losses offset by an increase in amortization on our FDIC indemnification asset.

Additional details for the three months ended June 30, 2014 on some of the more significant changes are as follows:

•	The $4.6 million increase in service charges on deposit accounts and other service charges and fees are primarily from our 2013 acquisition of Liberty.

•	The $306,000 increase in trust fees are primarily from our 2013 acquisition of Liberty.

•	The $490,000 increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $4.3 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

Additional details for the six months ended June 30, 2014 on some of the more significant changes are as follows:

•	The $9.1 million increase in service charges on deposit accounts and other service charges and fees are primarily from our 2013 acquisition of Liberty.

•	The $723,000 increase in trust fees are primarily from our 2013 acquisition of Liberty.

•	The $1.2 million increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $7.1 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $366,000 decrease in other income is primarily from $326,000 of tax-free life insurance proceeds during the first six months of 2013. The proceeds were in connection with two former associates who were not currently with the Company.

The Company is currently in negotiations with the FDIC regarding the remaining loss share agreements associated with the Key West Bank loan portfolio acquired on March 26, 2010. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse Centennial Bank for 80% of losses in the first loss tranche up to $23.0 million and for 95% of losses in excess of $23.0 million with respect to covered assets. Centennial Bank is obligated to reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid Centennial Bank 80% reimbursement under the loss sharing agreements, and for 95% of recoveries with respect to losses for which the FDIC paid 95% reimbursement under the loss sharing agreements. Additionally, a significant portion of the Key West Bank loans were 30 year original maturity loans.

The Company has evaluated the Key West Bank loans acquired and believes there has been a material projected credit improvement. As a result of this improvement, the Company will be recognizing an adjustment to yield over the weighted average life of the loans. Improvements in credit quality also decrease the basis in the related indemnification asset and increase the FDIC true-up liability. The reduction in the indemnification asset will be amortized over the weighted average life of the shared-loss agreement. The FDIC true-up liability will be expensed over the remaining true-up measurement date as other non-interest expense.

As of June 30, 2014, the Company has an indemnification asset of $8.4 million remaining for the Key West Bank loans acquired. If this transaction with the FDIC were to occur, it would create a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability less any cash payment received by the FDIC. While there is no guarantee we can reach an agreement with the FDIC, if the Company were to reach an agreement with the FDIC during the third quarter of 2014 to buyout the loss share agreements, we do not believe the cash payment from the FDIC would be significant. As a result, this transaction could create a negative third quarter 2014 financial impact to earnings for the Company in the range of $7.0 million to $9.0 million on a pre-tax basis. However, there would be approximately $8.7 million positive adjustment to yield remaining to be recognized as accretion interest income over the weighted average life of the loans over the next 21 years.

If the Company is not able to reach an agreement with the FDIC to buyout the Key West Bank loss share, we will begin accreting the credit improvement and amortizing the indemnification asset and recording a true up expense similar to the other impairment tests we have completed in the past. Since the weighted average life of the loans is long term, the positive accretion to be recognized as an adjustment to interest income will be more than offset by the shorter term amortization of the indemnification asset and FDIC true-up expense. As a result, if we are not able to reach an agreement with the FDIC it will create a negative third quarter 2014 financial impact to earnings for the Company of approximately $1.0 million on a pre-tax basis. This negative financial impact could continue until the year 2020 in the range of approximately $1.0 million to $100,000 per quarter on a pre-tax basis.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 10 below sets forth a summary of non-interest expense for the three and six-month periods ended June 30, 2014 and 2013, as well as changes for the three and six-month periods ended June 30, 2014 compared to the same period in 2013.

Table 10: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2014 Change		June 30,		2014 Change
	2014	2013	from 2013		2014	2013	from 2013
	(Dollars in thousands)
Salaries and employee benefits	$18,813	$12,957	$5,856	45.2%	$37,746	$25,909	$11,837	45.7%
Occupancy and equipment	6,251	3,894	2,357	60.5	12,477	7,488	4,989	66.6
Data processing expense	1,793	1,231	562	45.7	3,586	2,741	845	30.8
Other operating expenses:
Advertising	581	120	461	384.2	1,103	813	290	35.7
Merger and acquisition expenses	106	1	105	10,500	955	29	926	3,193.1
Amortization of intangibles	1,147	802	345	43.0	2,314	1,604	710	44.3
Electronic banking expense	1,312	960	352	36.7	2,650	1,823	827	45.4
Directors’ fees	206	210	(4)	(1.9)	433	400	33	8.3
Due from bank service charges	205	168	37	22.0	404	301	103	34.2
FDIC and state assessment	1,058	677	381	56.3	2,172	1,307	865	66.2
Insurance	582	555	27	4.9	1,196	1,121	75	6.7
Legal and accounting	419	394	25	6.3	836	716	120	16.8
Other professional fees	583	490	93	19.0	1,090	963	127	13.2
Operating supplies	515	332	183	55.1	987	675	312	46.2
Postage	327	231	96	41.6	679	438	241	55.0
Telephone	463	291	172	59.1	917	594	323	54.4
Other expense	4,259	2,542	1,717	67.5	8,432	4,796	3,636	75.8

Total non-interest expense	$38,620	$25,855	$12,765	49.4%	$77,977	$51,718	$26,259	50.8%

Non-interest expense, excluding merger expenses, increased $12.7 million, or 49.0%, to $38.5 million for the three-month period ended June 30, 2014, from $25.9 million for the same period in 2013. Non-interest expense, excluding merger expenses, increased $25.3 million, or 49.0%, to $77.0 million for the six-month period ended June 30, 2014, from $51.7 million for the same period in 2013. These increases primarily result from additional expense associated with the Liberty acquisition during 2013.

Income Taxes

The provision for income taxes increased $6.1 million, or 59.7%, to $16.4 million for the three-month period ended June 30, 2014, from $10.3 million as of June 30, 2013. The provision for income taxes increased $11.7 million, or 57.9%, to $32.0 million for the six-month period ended June 30, 2014, from $20.2 million as of June 30, 2013. The effective income tax rate was 36.61% and 36.44% for the three and six-month periods ended June 30, 2014, compared to 36.80% and 36.51% for the same periods in 2013. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2014 and December 31, 2013

Our total assets as of June 30, 2014 decreased $145.7 million to $6.67 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share decreased by $61.3 million to $4.13 billion as of June 30, 2014, from $4.19 billion as of December 31, 2013. Our loan portfolio covered by loss share decreased by $19.4 million to $263.2 million as of June 30, 2014, from $282.5 million as of December 31, 2013. These decreases are primarily associated with pay-downs and payoffs. Stockholders’ equity increased $56.3 million to $897.2 million as of June 30, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first six months of 2014 was 13.5%. The increase in stockholders’ equity is primarily associated with the $64.6 million of comprehensive income less the $9.8 million of cash dividends paid for the first six months of 2014.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $4.14 billion and $2.32 billion during the three-month periods ended June 30, 2014 and 2013, respectively. Our non-covered loan portfolio averaged $4.15 billion and $2.32 billion during the six-month periods ended June 30, 2014 and 2013, respectively. Non-covered loans were $4.13 billion as of June 30, 2014 compared to $4.19 billion as of December 31, 2013, which is a $61.3 million or 2.95% annualized decrease.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.21 billion, $756.1 million and $169.4 million as of June 30, 2014 in Arkansas, Florida and Alabama, respectively.

As of June 30, 2014, we had $336.5 million of construction land development loans which were collateralized by land. This consisted of $194.7 million for raw land and $141.8 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,733,029	$1,739,668
Construction/land development	603,216	562,667
Agricultural	64,409	81,618
Residential real estate loans:
Residential 1-4 family	887,097	913,332
Multifamily residential	218,615	213,232

Total real estate	3,506,366	3,510,517
Consumer	56,197	69,570
Commercial and industrial	447,459	511,421
Agricultural	56,852	37,129
Other	66,235	65,800

Loans receivable not covered by loss share	$4,133,109	$4,194,437

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of June 30, 2014, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $1.23 billion ($1.27 billion gross loans less $42.3 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of June 30, 2014, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $91.5 million ($137.4 million gross loans less $45.9 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan charged down significantly prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, it is anticipated this $6.0 million will increase the yield on the impaired loans over the weighted average life of the loans in the pool going forward.

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

As of June 30, 2014, non-covered commercial real estate loans totaled $2.40 billion, or 58.1% of our non-covered loan portfolio, which is comparable to $2.38 billion, or 56.8% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial real estate loans were $1.84 billion, $464.0 million and $96.9 million at June 30, 2014, respectively.

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

As of June 30, 2014, non-covered residential real estate loans totaled $1.11 billion, or 26.8% of our non-covered loan portfolio, compared to $1.13 billion, or 26.9% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered residential real estate loans were $816.9 million, $236.6 million and $52.2 million at June 30, 2014, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2014, our non-covered consumer loan portfolio totaled $56.2 million, or 1.4% of our total non-covered loan portfolio, compared to the $69.6 million, or 1.7% of our non-covered loan portfolio as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered consumer loans were $43.5 million, $11.5 million and $1.2 million at June 30, 2014, respectively.

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

As of June 30, 2014, non-covered commercial and industrial loans outstanding totaled $447.5 million, or 10.8% of our non-covered loan portfolio, which is comparable to $511.4 million, or 12.2% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $391.1 million, $37.5 million and $18.9 million at June 30, 2014, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of June 30, 2014

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,733,029	$107,171	$1,840,200
Construction/land development	603,216	44,763	647,979
Agricultural	64,409	1,145	65,554
Residential real estate loans
Residential 1-4 family	887,097	91,706	978,803
Multifamily residential	218,615	10,002	228,617

Total real estate	3,506,366	254,787	3,761,153
Consumer	56,197	20	56,217
Commercial and industrial	447,459	7,368	454,827
Agricultural	56,852	—	56,852
Other	66,235	982	67,217

Total	$4,133,109	$263,157	$4,396,266

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

We have non-covered loans acquired with deteriorated credit quality in our June 30, 2014 financial statements as a result of our acquisitions of Heritage, Premier and Liberty. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of June 30, 2014 and December 31, 2013. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of	As of
	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Non-accrual non-covered loans	$21,900	$15,133
Non-covered loans past due 90 days or more (principal or interest payments)	23,081	23,141

Total non-performing non-covered loans	44,981	38,274

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	20,960	29,869
Other non-performing non-covered assets	10	281

Total other non-performing non-covered assets	20,970	30,150

Total non-performing non-covered assets	$65,951	$68,424

Allowance for loan losses for non-covered loans to non-performing non-covered loans	107.26%	101.95%
Non-performing non-covered loans to total non-covered loans	1.09	0.91
Non-performing non-covered assets to total non-covered assets	1.04	1.07

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 46.1% and 53.1% of our non-performing non-covered loans as of June 30, 2014 and December 31, 2013, respectively.

Total non-performing non-covered loans were $45.0 million as of June 30, 2014, compared to $38.3 million as of December 31, 2013 for an increase of $6.7 million. Of the $6.7 million increase in non-performing loans, $5.8 million is from an increase in non-performing loans in our Arkansas market combined with a $384,000 increase in non-performing loans in our Florida market and a $495,000 increase in non-performing loans in Alabama. Non-performing loans at June 30, 2014 are approximately $23.8 million, $20.7 million and $502,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2014, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2014. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2014, we had $32.7 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $15.9 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2014, the amount of troubled debt restructurings was $33.2 million, a decrease of 23.7% from $43.5 million at December 31, 2013. As of June 30, 2014 and December 31, 2013, 98.6% and 98.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $21.0 million as of June 30, 2014, compared to $29.9 million as of December 31, 2013 for a decrease of $8.9 million. The foreclosed assets held for sale not covered by loss share as of June 30, 2014 are comprised of $5.6 million of assets located in Florida, $15.3 million of assets located in Arkansas and the remaining $86,000 located in Alabama.

During the first six months of 2014, we had four non-covered foreclosed properties with a carrying value greater than $1.0 million. Three of these properties were acquired in the Liberty acquisition and hold an aggregate carrying value of $5.9 million at June 30, 2014. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at June 30, 2014. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2014, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of June 30, 2014 and December 31, 2013.

Table 14: Total Foreclosed Assets Held For Sale

	As of June 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,136	$8,171	$17,307	$8,422	$9,677	$18,099
Construction/land development	7,749	7,487	15,236	17,675	5,517	23,192
Agricultural	49	3	52	—	651	651
Residential real estate loans
Residential 1-4 family	3,958	1,535	5,493	3,772	5,154	8,926
Multifamily residential	68	—	68	—	—	—

Total foreclosed assets held for sale	$20,960	$17,196	$38,156	$29,869	$20,999	$50,868

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2014, average non-covered impaired loans were $96.7 million compared to $104.1 million as of December 31, 2013. As of June 30, 2014, non-covered impaired loans were $91.5 million compared to $106.5 million as of December 31, 2013 for a decrease of $15.0 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of June 30, 2014, our Florida and Alabama markets accounted for approximately $33.0 million and $508,000 of the non-covered impaired loans, respectively.

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

As of June 30, 2014 and December 31, 2013, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of June 30, 2014 and December 31, 2013:

Table 15: Total Non-Accrual Loans

	As of June 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,137	$—	$9,137	$5,093	$—	$5,093
Construction/land development	1,570	—	1,570	1,080	—	1,080
Agricultural	39	—	39	89	—	89
Residential real estate loans
Residential 1-4 family	8,504	—	8,504	7,283	—	7,283
Multifamily residential	—	—	—	1	—	1

Total real estate	19,250	—	19,250	13,546	—	13,546
Consumer	275	—	275	124	—	124
Commercial and industrial	2,174	—	2,174	1,463	—	1,463
Other	201	—	201	—	—	—

Total non-accrual loans	$21,900	$—	$21,900	$15,133	$—	$15,133

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $365,000 and $306,000 for the three-month periods ended June 30, 2014 and 2013, respectively, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $632,000 and $647,000 for the six-month periods ended June 30, 2014 and 2013, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three and six-month periods ended June 30, 2014 and 2013 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of June 30, 2014 and December 31, 2013:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of June 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,759	$19,604	$29,363	$7,914	$15,287	$23,201
Construction/land development	3,783	4,164	7,947	4,879	8,410	13,289
Agricultural	28	145	173	—	162	162
Residential real estate loans
Residential 1-4 family	5,869	9,670	15,539	6,492	10,177	16,669
Multifamily residential	620	1,950	2,570	1	357	358

Total real estate	20,059	35,533	55,592	19,286	34,393	53,679
Consumer	92	—	92	100	—	100
Commercial and industrial	2,930	935	3,865	3,755	825	4,580
Other	—	29	29	—	624	624

Total loans accruing past due 90 days or more	$23,081	$36,497	$59,578	$23,141	$35,842	$58,983

The Company’s total past due and non-accrual covered loans to total covered loans was 13.9% and 12.7% as of June 30, 2014 and December 31, 2013, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment was $3.77 billion at both December 31, 2013 and June 30, 2014. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.65% at December 31, 2013 to 0.86% at June 30, 2014. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs decreased to $2.5 million and $5.0 million for the three and six months ended June 30, 2014, respectively, compared to $3.4 million and $6.7 million for the same periods in 2013, respectively. Total recoveries decreased to $635,000 and $1.1 million for the three and six months ended June 30, 2014, respectively, compared to $807,000 and $1.3 million for the same periods in 2013, respectively. For the three months ended June 30, 2014, the net charge-offs were $754,000 for Arkansas, $1.0 million for Florida and $126,000 for Alabama, respectively, equaling a net charge-off position of $1.9 million. For the six months ended June 30, 2014, the net charge-offs were $2.0 million for Arkansas, $1.7 million for Florida and $137,000 for Alabama, respectively, equaling a net charge-off position of $3.8 million.

During the first six months of 2014, there were $5.0 million in charge-offs and $1.1 in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three and six-month periods ended June 30, 2014 and 2013.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$44,024	$42,302	$39,022	$45,170
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	601	619	668	864
Construction/land development	145	50	167	168
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	870	899	1,217	1,926
Multifamily residential	—	1,265	266	2,291

Total real estate	1,616	2,833	2,318	5,249
Consumer	32	86	198	688
Commercial and industrial	316	146	1,184	181
Agricultural	—	—	—	—
Other	562	296	1,250	561

Total loans charged off	2,526	3,361	4,950	6,679

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	199	96	221	113
Construction/land development	20	—	45	15
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	(6)	542	46	656
Multifamily residential	2	4	7	70

Total real estate	215	642	319	854
Consumer	152	48	214	90
Commercial and industrial	30	18	65	33
Agricultural	—	—	—	—
Other	238	99	525	280

Total recoveries	635	807	1,123	1,257

Net loans charged off (recovered)	1,891	2,554	3,827	5,422
Provision for loan losses for non-covered loans	6,115	750	13,053	750

Balance, June 30	$48,248	$40,498	$48,248	$40,498

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.18%	0.44%	0.19%	0.47%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.17	1.73	1.17	1.73
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	10,234	6,360	2,542	1,506

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended June 30, 2014 and the year ended December 31, 2013 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of June 30, 2014 and December 31, 2013.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of June 30, 2014		As of December 31, 2013
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$19,317	41.9%	$14,848	41.4%
Construction/land development	6,657	14.6	6,282	13.4
Agricultural	253	1.6	252	1.9
Residential real estate loans:
Residential 1-4 family	7,261	21.5	6,072	21.8
Multifamily residential	2,755	5.3	2,817	5.1

Total real estate	36,243	84.9	30,271	83.6
Consumer	602	1.4	632	1.7
Commercial and industrial	3,714	10.8	1,933	12.2
Agricultural	3,262	1.3	1,931	0.9
Other	—	1.6	—	1.6
Unallocated	4,427	—	4,255	—

Total	$48,248	100.0%	$39,022	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.9 million and $4.8 million at June 30, 2014 and December 31, 2013, respectively.

Total charge-offs decreased to $1.1 million for the three months ended June 30, 2014, compared to $3.2 million for the same period in 2013. Total recoveries increased to $128,000 for the three months ended June 30, 2014, compared to $6,000 for the same period in 2013. There was zero provision for loan losses taken on covered loans during the three months ended June 30, 2014. There was $100,000 provision for loan losses taken on covered loans during the three months ended June 30, 2013.

Total charge-offs decreased to $1.1 million for the six months ended June 30, 2014, compared to $5.0 million for the same period in 2013. Total recoveries increased to $302,000 for the six months ended June 30, 2014, compared to $17,000 for the same period in 2013. There was zero provision for loan losses taken on covered loans during the six months ended June 30, 2014. There was $100,000 provision for loan losses taken on covered loans during the six months ended June 30, 2013.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.9 years as of June 30, 2014.

As of June 30, 2014 and December 31, 2013 we had $205.6 million and $114.6 million of held-to-maturity securities, respectively. Of the $205.6 million of held-to-maturity securities, $69.7 million were invested in mortgage-backed securities and $135.9 million were invested in state and political subdivisions as of June 30, 2014. All of the held-to-maturity securities were invested in state and political subdivisions as of December 31, 2013.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.12 billion and $1.18 billion as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, $495.5 million, or 44.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $461.6 million, or 39.3%, of our available-for-sale securities as of December 31, 2013. To reduce our income tax burden, $178.2 million, or 15.9%, of our available-for-sale securities portfolio as of June 30, 2014, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $195.5 million, or 16.6%, of our available-for-sale securities as of December 31, 2013. Also, we had approximately $393.3million, or 35.0%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2014, compared to $463.5 million, or 39.4%, of our available-for-sale securities as of December 31, 2013.

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

Deposits

Our deposits averaged $5.24 billion and $5.28 billion for the three and six-month periods ended June 30, 2014. Total deposits decreased $201.0 million, or an annualized decrease of 7.5%, to $5.19 billion as of June 30, 2014, from $5.39 billion as of December 31, 2013. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of June 30, 2014 and December 31, 2013, brokered deposits were $70.6 million and $100.4 million, respectively. Included in these brokered deposits are $30.6 million and $41.2 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2014 and December 31, 2013, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2014 and 2013.

Table 19: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2014		2013
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,054,233	—%	$704,847	—%
Interest-bearing transaction accounts	2,457,506	0.19	1,561,306	0.18
Savings deposits	351,350	0.06	217,963	0.09
Time deposits:
$100,000 or more	734,974	0.65	469,946	0.94
Other time deposits	645,275	0.42	430,863	0.27

Total	$5,243,338	0.24%	$3,384,925	0.25%

	Six Months Ended June 30,
	2014		2013
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,029,004	—%	$686,636	—%
Interest-bearing transaction accounts	2,447,322	0.10	1,564,514	0.19
Savings deposits	349,780	0.03	210,972	0.10
Time deposits:
$100,000 or more	782,364	0.34	497,229	0.84
Other time deposits	671,391	0.23	446,332	0.45

Total	$5,279,861	0.13%	$3,405,683	0.27%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $16.4 million, or 10.2%, from $161.0 million as of December 31, 2013 to $144.6 million as of June 30, 2014.

FHLB Borrowed Funds

Our FHLB borrowed funds were $349.1 million and $350.7 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $135.0 million and $214.1 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $947.6 million and $373.5 million as of June 30, 2014 and December 31, 2013, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of June 30, 2014 and December 31, 2013.

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

Stockholders’ Equity

Stockholders’ equity was $897.2 million at June 30, 2014 compared to $841.0 million at December 31, 2013, an annualized increase of 13.5%. As of June 30, 2014 and December 31, 2013 our equity to asset ratio was 13.5% and 12.3% respectively. Book value per share was $13.77 at June 30, 2014 compared to $12.92 at December 31, 2013, a 13.3% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.075 per share for each of the three-month periods ended June 30, 2014 and 2013. The common stock dividend payout ratio for the three months ended June 30, 2014 and 2013 was 17.18% and 23.88%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2014 and 2013 was 17.52% and 22.36%, respectively. For the third quarter of 2014, the Board of Directors declared a regular $0.10 per share quarterly cash dividend payable September 3, 2014, to shareholders of record August 13, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2014 and December 31, 2013, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of June 30, 2014 and December 31, 2013.

Table 20: Risk-Based Capital

	As of June 30, 2014	As of December 31, 2013
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$897,235	$840,955
Qualifying trust preferred securities	59,000	59,000
Goodwill and core deposit intangibles, net	(321,065)	(323,272)
Unrealized (gain) loss on available-for-sale securities	(4,686)	4,140
Deferred tax assets	(10,103)	(31,330)

Total Tier 1 capital	620,381	549,493

Tier 2 capital
Qualifying allowance for loan losses	51,173	43,815

Total Tier 2 capital	51,173	43,815

Total risk-based capital	$671,554	$593,308

Average total assets for leverage ratio	$6,390,752	$5,859,902

Risk weighted assets	$4,952,570	$5,051,558

Ratios at end of period
Leverage ratio	9.71%	9.38%
Tier 1 risk-based capital	12.53	10.88
Total risk-based capital	13.56	11.75
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

The Company experienced a $6.1 million provision for loan losses for non-covered loans during the second quarter of 2014 which is an increase versus the same period in 2013. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.65 billion of purchased non-covered loans, which includes $157.7 million of discount for credit losses on non-covered loans acquired, at June 30, 2014. We had $2.04 billion of purchased non-covered loans, which includes $174.6 million of discount for credit losses on non-covered loans acquired at December 31, 2013. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 21 through 25 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 21: Non-GAAP Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
GAAP net income	$28,429	$17,659	$55,766	$35,207
Accretion to net interest income	(16,439)	(5,090)	(31,703)	(10,145)
Provision for loan losses	6,115	750	13,053	750
FDIC indemnification amortization	6,622	2,283	11,366	4,275
FDIC true-up accrual	371	180	638	360
Amortization of intangible assets	1,147	802	2,314	1,604
Merger and acquisition expenses	106	1	955	29
Tax impact of the above items	1,263	653	2,052	1,900

Non-GAAP impact to net income	(815)	(421)	(1,325)	(1,227)

Non-GAAP net income	$27,614	$17,238	$54,441	$33,980

GAAP diluted earnings per share	$0.43	$0.31	$0.85	$0.62
Impact of purchase accounting, net of tax	(0.01)	(0.01)	(0.02)	(0.02)

Non-GAAP diluted earnings per share	$0.42	$0.30	$0.83	$0.60

Average diluted shares outstanding	65,545	56,577	65,523	56,555

Table 22: Average Yield on Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income on loans receivable – FTE	$75,518	$44,160	$150,650	$88,456
Purchase accounting accretion	16,303	4,958	31,432	9,838

Non-GAAP interest income on loans receivable – FTE	$59,215	$39,202	$119,218	$78,618

Average loans	$4,403,767	$2,663,627	$4,415,814	$2,673,952
Average purchase accounting loan discounts (1)	256,731	235,951	269,964	232,472

Average loans (non-GAAP)	$4,660,498	$2,899,578	$4,685,778	$2,906,424

Average yield on loans (reported)	6.88%	6.65%	6.88%	6.67%
Average contractual yield on loans (non-GAAP)	5.10	5.42	5.13	5.45

(1)	Balance includes $157.7 million of discount of credit losses for non-covered loans acquired as of June 30, 2014.

Table 23: Average Cost of Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest expense on deposits	$3,095	$2,129	$6,479	$4,614
Amortization of time deposit (premiums)/discounts, net	136	132	271	307

Non-GAAP interest expense on deposits	$3,231	$2,261	$6,750	$4,921

Average deposits	$4,189,105	$2,680,078	$4,250,857	$2,719,047
Average unamortized CD (premium)/discount, net	(125)	(949)	(57)	(1,023)

Average deposits (non-GAAP)	$4,188,980	$2,679,129	$4,250,800	$2,718,024

Average cost of deposits (reported)	0.30%	0.32%	0.31%	0.34%
Average contractual cost of deposits (non-GAAP)	0.31	0.34	0.32	0.37

Table 24: Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income – FTE	$79,667	$45,892	$158,258	$91,316
Total purchase accounting accretion	16,439	5,090	31,703	10,145

Non-GAAP net interest income – FTE	$63,228	$40,802	$126,555	$81,171

Average interest-earning assets	$5,807,532	$3,554,663	$5,810,815	$3,566,040
Average purchase accounting loan discounts	256,731	235,951	269,964	232,472

Average interest-earning assets (non-GAAP)	$6,064,263	$3,790,614	$6,080,779	$3,798,512

Net interest margin (reported)	5.50%	5.18%	5.49%	5.16%
Net interest margin (non-GAAP)	4.18	4.32	4.20	4.31

Table 25: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of June 30, 2014
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$2,633,388	$1,499,721	$4,133,109
Loan balance reported plus discount (B)	2,633,388	1,657,426	4,290,814
Allowance for loan losses for non-covered loans (C)	$48,248	$—	$48,248
Discount for credit losses on non-covered loans acquired (D)	—	157,705	157,705

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$48,248	$157,705	$205,953

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.83%	N/A	1.17%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	9.52%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.80%

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

We had $321.7 million, $324.0 million, and $96.1 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 26 through 30, respectively.

Table 26: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
GAAP net income	$28,429	$17,659	$55,766	$35,207
Intangible amortization after-tax	697	488	1,406	975

Earnings excluding intangible amortization	$29,126	$18,147	$57,172	$36,182

GAAP diluted earnings per share	$0.43	$0.31	$0.85	$0.62
Intangible amortization after-tax	0.01	0.01	0.02	0.02

Diluted earnings per share excluding intangible amortization	$0.44	$0.32	$0.87	$0.64

Table 27: Tangible Book Value Per Share

	As of June 30, 2014	As of December 31, 2013
	(In thousands, except per share data)
Book value per share: A/B	$13.77	$12.92
Tangible book value per share: (A-C-D)/B	8.83	7.94
(A) Total equity	$897,235	$840,955
(B) Shares outstanding	65,142	65,082
(C) Goodwill	$301,736	$301,736
(D) Core deposit and other intangibles	19,984	22,298

Table 28: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Return on average assets: A/C	1.70%	1.71%	1.67%	1.70%
Return on average assets excluding intangible amortization: B/(C-D)	1.83	1.80	1.80	1.79
(A) Net income	$28,429	$17,659	$55,766	$35,207
Intangible amortization after-tax	697	488	1,406	975

(B) Earnings excluding intangible amortization	$29,126	$18,147	$57,172	$36,182

(C) Average assets	$6,721,920	$4,147,485	$6,744,140	$4,169,970
(D) Average goodwill, core deposits and other intangible assets	322,274	96,526	322,851	96,927

Table 29: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Return on average equity: A/C	12.96%	13.27%	12.98%	13.47%
Return on average tangible equity excluding intangible amortization: B/(C-D)	20.94	16.65	21.20	16.97
(A) Net income	$28,429	$17,659	$55,766	$35,207
(B) Earnings excluding intangible amortization	29,126	18,147	57,172	36,182
(C) Average equity	880,045	533,646	866,586	527,008
(D) Average goodwill, core deposits and other intangible assets	322,274	96,526	322,851	96,927

Table 30: Tangible Equity to Tangible Assets

	As of June 30, 2014	As of December 31, 2013
	(Dollars in thousands)
Equity to assets: B/A	13.46%	12.35%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.07	7.97
(A) Total assets	$6,666,140	$6,811,861
(B) Total equity	897,235	840,955
(C) Goodwill	301,736	301,736
(D) Core deposit and other intangibles	19,984	22,298

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2014, our cash and cash equivalents were $143.6 million, or 2.2% of total assets, compared to $165.5 million, or 2.4% of total assets, as of December 31, 2013. Our available-for-sale investment securities and federal funds sold were $1.12 billion as of June 30, 2014 and $1.18 billion as of December 31, 2013.

Our investment portfolio is comprised of approximately 80.7% or $1.07 billion of securities which mature in less than five years. As of June 30, 2014 and December 31, 2013, $1.10 billion and $1.13 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2014, our total deposits were $5.19 billion, or 77.9% of total assets, compared to $5.39 billion, or 79.2% of total assets, as of December 31, 2013. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of June 30, 2014 and December 31, 2013. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $349.1 million and $350.7 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, $135.0 million and $214.1 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $947.6 million and $373.5 million as of June 30, 2014 and December 31, 2013, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of June 30, 2014 was asset sensitive with a one-year cumulative repricing gap of 97.9%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2014.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	21,385	—	—	—	—	—	—	21,385
Federal funds sold	850	—	—	—	—	—	—	850
Investment securities	52,774	89,317	48,984	89,329	177,697	482,946	387,322	1,328,369
Loans receivable, net	749,575	381,153	472,023	784,992	750,572	992,115	214,663	4,345,093

Total earning assets	824,584	470,470	521,007	874,321	928,269	1,475,061	601,985	5,695,697

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	113,788	227,576	341,365	682,730	474,936	465,130	450,535	2,756,060
Time deposits	149,344	182,675	245,505	428,846	222,284	81,821	(3,599)	1,306,876
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	144,602	—	—	—	—	—	—	144,602
FHLB borrowed funds	41,979	23,847	58,445	46,816	47,519	126,732	3,772	349,110
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	510,539	434,098	645,315	1,158,392	744,739	673,683	450,708	4,617,474

Interest rate sensitivity gap	314,045	36,372	(124,308)	(284,071)	183,530	801,378	151,277	1,078,223

Cumulative interest rate sensitivity gap	314,045	350,417	226,109	(57,962)	125,568	926,946	1,078,223
Cumulative rate sensitive assets to rate sensitive liabilities	161.5%	137.1%	114.2%	97.9%	103.6%	122.2%	123.4%
Cumulative gap as a % of total earning assets	5.5%	6.2%	4.0%	(1.0)%	2.2%	16.3%	18.9%

Item 4: CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act report is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Article I.	Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.

(Registrant)

Date: August 7, 2014	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 7, 2014	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer