Form 10-Q
period 2014-09-30
HOME BANCSHARES INC
filed 2014-11-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 67,530,400 shares as of October 31, 2014.

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$109,067	$104,005
Interest-bearing deposits with other banks	28,416	61,529

Cash and cash equivalents	137,483	165,534
Federal funds sold	44,275	4,275
Investment securities – available-for-sale	1,067,617	1,175,484
Investment securities – held-to-maturity	296,036	114,621
Loans receivable not covered by loss share	4,583,015	4,194,437
Loans receivable covered by FDIC loss share	250,970	282,516
Allowance for loan losses	(52,844)	(43,815)

Loans receivable, net	4,781,141	4,433,138
Bank premises and equipment, net	211,726	197,224
Foreclosed assets held for sale not covered by loss share	19,367	29,869
Foreclosed assets held for sale covered by FDIC loss share	13,513	20,999
FDIC indemnification asset	42,104	89,611
Cash value of life insurance	70,913	63,501
Accrued interest receivable	23,366	22,944
Deferred tax asset, net	68,070	89,412
Goodwill	313,320	301,736
Core deposit and other intangibles	21,004	22,298
Other assets	86,436	81,215

Total assets	$7,196,371	$6,811,861

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,170,441	$991,161
Savings and interest-bearing transaction accounts	2,830,829	2,792,423
Time deposits	1,276,001	1,609,462

Total deposits	5,277,271	5,393,046
Securities sold under agreements to repurchase	160,895	160,984
FHLB borrowed funds	713,553	350,661
Accrued interest payable and other liabilities	25,145	5,389
Subordinated debentures	60,826	60,826

Total liabilities	6,237,690	5,970,906

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2014 and 2013; shares issued and outstanding 66,483,123 in 2014 and 65,081,853 in 2013	665	651
Capital surplus	749,573	708,058
Retained earnings	203,107	136,386
Accumulated other comprehensive income (loss)	5,336	(4,140)

Total stockholders’ equity	958,681	840,955

Total liabilities and stockholders’ equity	$7,196,371	$6,811,861

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
	(Unaudited)
Interest income:
Loans	$75,917	$45,003	$226,334	$133,198
Investment securities
Taxable	4,905	2,645	14,137	7,538
Tax-exempt	2,552	1,507	7,248	4,455
Deposits – other banks	20	19	73	203
Federal funds sold	7	2	35	15

Total interest income	83,401	49,176	247,827	145,409

Interest expense:
Interest on deposits	3,243	1,810	9,722	6,424
Federal funds purchased	2	3	2	3
FHLB borrowed funds	1,035	910	2,933	2,926
Securities sold under agreements to repurchase	186	87	536	253
Subordinated debentures	330	16	986	263

Total interest expense	4,796	2,826	14,179	9,869

Net interest income	78,605	46,350	233,648	135,540
Provision for loan losses	4,241	—	17,294	850

Net interest income after provision for loan losses	74,364	46,350	216,354	134,690

Non-interest income:
Service charges on deposit accounts	6,275	4,072	18,379	11,869
Other service charges and fees	5,977	3,671	17,641	10,587
Trust fees	306	15	1,065	51
Mortgage lending income	1,901	1,527	5,215	4,518
Insurance commissions	984	519	3,334	1,642
Income from title services	59	156	162	401
Increase in cash value of life insurance	322	203	891	601
Dividends from FHLB, FRB, Bankers’ bank & other	389	179	1,206	755
Gain on sale of SBA loans	183	79	183	135
Gain (loss) on sale of premises and equipment, net	(35)	303	419	712
Gain (loss) on OREO, net	529	777	1,927	1,304
Gain (loss) on securities, net	—	—	—	111
FDIC indemnification accretion/(amortization), net	(6,947)	(3,177)	(18,313)	(7,452)
Other income	888	994	2,442	2,914

Total non-interest income	10,831	9,318	34,551	28,148

Non-interest expense:
Salaries and employee benefits	19,368	12,981	57,114	38,890
Occupancy and equipment	6,234	4,010	18,711	11,498
Data processing expense	1,801	1,114	5,387	3,855
Other operating expenses	15,414	8,610	39,582	24,190

Total non-interest expense	42,817	26,715	120,794	78,433

Income before income taxes	42,378	28,953	130,111	84,405
Income tax expense	15,007	10,590	46,974	30,835

Net income	$27,371	$18,363	$83,137	$53,570

Basic earnings per share	$0.41	$0.33	$1.27	$0.96

Diluted earnings per share	$0.41	$0.33	$1.26	$0.95

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
	(Unaudited)
Net income	$27,371	$18,363	$83,137	$53,570
Net unrealized gain (loss) on available-for-sale securities	1,071	(5,505)	15,594	(21,882)
Less: reclassification adjustment for realized (gains) losses included in income	—	—	—	(111)

Other comprehensive income (loss), before tax effect	1,071	(5,505)	15,594	(21,993)
Tax effect	(421)	2,160	(6,118)	8,628

Other comprehensive income (loss)	650	(3,345)	9,476	(13,365)

Comprehensive income	$28,021	$15,018	$92,613	$40,205

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2014 and 2013

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2013	$281	$416,354	$86,837	$12,001	$515,473
Comprehensive income:
Net income	—	—	53,570	—	53,570
Other comprehensive income (loss)	—	—	—	(13,365)	(13,365)
Net issuance of 46,225 shares of common stock from exercise of stock options	1	275	—	—	276
2-for-1 stock split during June 2013	281	(281)	—	—	—
Tax benefit from stock options exercised	—	339	—	—	339
Share-based compensation	—	940	—	—	940
Cash dividends – Common Stock, $0.215 per share	—	—	(12,091)	—	(12,091)

Balances at September 30, 2013 (unaudited)	563	417,627	128,316	(1,364)	545,142
Comprehensive income:
Net income	—	—	12,950	—	12,950
Other comprehensive income (loss)	—	—	—	(2,776)	(2,776)
Net issuance of 39,976 shares of common stock from exercise of stock options	—	155	—	—	155
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	497	—	—	497
Share-based compensation	—	358	—	—	358
Cash dividends – Common Stock, $0.075 per share	—	—	(4,880)	—	(4,880)

Balances at December 31, 2013	651	708,058	136,386	(4,140)	840,955
Comprehensive income:
Net income	—	—	83,137	—	83,137
Other comprehensive income (loss)	—	—	—	9,476	9,476
Net issuance of 43,698 shares of common stock from exercise of stock options	1	207	—	—	208
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	410	—	—	410
Share-based compensation	—	1,619	—	—	1,619
Cash dividends – Common Stock, $0.25 per share	—	—	(16,416)	—	(16,416)

Balances at September 30, 2014 (unaudited)	$665	$749,573	$203,107	$5,336	$958,681

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2014	2013
	(Unaudited)
Operating Activities
Net income	$83,137	$53,570
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,492	4,908
Amortization/(accretion)	25,647	(732)
Share-based compensation	1,619	940
Tax benefits from stock options exercised	(410)	(339)
(Gain) loss on assets	(2,529)	(2,588)
Provision for loan losses	17,294	850
Deferred income tax effect	15,752	9,581
Increase in cash value of life insurance	(891)	(601)
Originations of mortgage loans held for sale	(169,905)	(167,903)
Proceeds from sales of mortgage loans held for sale	163,228	162,917
Changes in assets and liabilities:
Accrued interest receivable	289	2,030
Indemnification and other assets	26,959	54,427
Accrued interest payable and other liabilities	19,166	5,381

Net cash provided by (used in) operating activities	186,848	122,441

Investing Activities
Net (increase) decrease in federal funds sold	(39,730)	6,448
Net (increase) decrease in loans, excluding loans acquired	(131,200)	6,868
Purchases of investment securities – available-for-sale	(79,543)	(299,305)
Proceeds from maturities of investment securities – available-for-sale	212,629	159,613
Proceeds from sale of investment securities – available-for-sale	—	167
Purchases of investment securities – held-to-maturity	(194,240)	(9,536)
Proceeds from maturities of investment securities – held-to-maturity	12,194	—
Proceeds from foreclosed assets held for sale	34,307	27,352
Proceeds from sale of SBA loans	—	2,085
Purchases of premises and equipment, net	(3,680)	(9,950)
Death benefits received	—	540
Net cash proceeds (paid) received – market acquisitions	13,315	—

Net cash provided by (used in) investing activities	(175,948)	(115,718)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(383,123)	(234,634)
Net increase (decrease) in securities sold under agreements to repurchase	(89)	5,029
Net increase (decrease) in FHLB borrowed funds	360,249	139,844
Retirement of subordinated debentures	—	(25,000)
Proceeds from exercise of stock options	208	276
Disgorgement of profits	25	—
Common stock issuance costs – market acquisitions	(215)	—
Tax benefits from stock options exercised	410	339
Dividends paid on common stock	(16,416)	(12,091)

Net cash provided by (used in) financing activities	(38,951)	(126,237)

Net change in cash and cash equivalents	(28,051)	(119,514)
Cash and cash equivalents – beginning of year	165,534	231,855

Cash and cash equivalents – end of period	$137,483	$112,341

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2014 and 2013 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$27,371	$18,363	$83,137	$53,570
Average shares outstanding	66,223	56,256	65,499	56,238
Effect of common stock options	393	364	390	339

Average diluted shares outstanding	66,616	56,620	65,889	56,577

Basic earnings per share	$0.41	$0.33	$1.27	$0.96
Diluted earnings per share	$0.41	$0.33	$1.26	$0.95

2. Business Combinations

Acquisition Florida Traditions Bank

On July 17, 2014, the Company completed its acquisition of Florida Traditions Bank (“Traditions”) pursuant to a previously announced definitive agreement and plan of merger whereby Traditions merged with and into Centennial Bank (“Centennial”). Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among HBI, Centennial, and Traditions, HBI issued 1,316,072 shares of its common stock valued at approximately $39.5 million as of July 17, 2014, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. As of acquisition date, Traditions had $297.6 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to the Company’s book value per common share and tangible book value per common share by $0.31 per share and $0.21 per share, respectively.

The Company has determined that the acquisition of the net assets of Traditions constitutes a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Florida Traditions Bank
	Acquired from Traditions	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$5,169	$(5)	$5,164
Interest-bearing deposits with other banks	8,151	—	8,151
Federal funds sold	270	—	270
Investment securities	12,942	(81)	12,861
Loans not covered by loss share	250,129	(8,500)	241,629
Allowance for loan losses	(4,532)	4,532	—

Total loans receivable	245,597	(3,968)	241,629
Bank premises and equipment, net	15,791	2,104	17,895
Foreclosed assets held for sale not covered by loss share	100	—	100
Cash value of life insurance	6,535	—	6,535
Accrued interest receivable	711	—	711
Deferred tax asset	1,206	(678)	528
Goodwill	—	11,584	11,584
Core deposit intangible	—	2,173	2,173
Other assets	1,157	1,715	2,872

Total assets acquired	$297,629	$12,844	$310,473

Liabilities
Deposits
Demand and non-interest-bearing	$50,503	$—	$50,503
Savings and interest-bearing transaction accounts	147,814	—	147,814
Time deposits	69,031	—	69,031

Total deposits	267,348	—	267,348
FHLB borrowed funds	2,643	—	2,643
Accrued interest payable and other liabilities	1,155	(155)	1,000

Total liabilities assumed	271,146	(155)	270,991

Equity
Common stock	26	(13)	13
Capital surplus	25,799	13,670	39,469
Retained earnings	632	(632)	—
Accumulated other comprehensive income	26	(26)	—

Total equity assumed	26,483	12,999	39,482

Total liabilities and equity assumed	$297,629	$12,844	$310,473

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $5,000 adjustment is the cash settlement paid to Traditions shareholders for cash-in-lieu of fractional shares.

Investment securities – Investment securities were acquired from Traditions with an $81,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated all of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. None of the loans evaluated were considered purchased credit impaired loans with in the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As a result, the fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

Bank premises and equipment – Bank premises and equipment were acquired from Traditions with a $2.1 million adjustment to market value. This represents the difference between current appraisal completed in connection with the acquisition and book value acquired.

Foreclosed assets held for sale not covered by loss share – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs of disposal.

Cash value of life insurance – Cash value of life insurance was acquired from Traditions at market value.

Accrued interest receivable – Accrued interest receivable was acquired from Traditions at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired; therefore, the Company recorded $11.6 million of goodwill.

Core deposit intangible – This intangible asset represents the value of the relationships that Traditions had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $2.2 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Traditions’ certificates of deposits were at the market rates of similar funding at the time of acquisition.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from Traditions.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. We will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended September 30, 2014, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Traditions total assets acquired are less than 5% of total assets as of September 30, 2014 excluding Traditions as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$342,131	$1,921	$(635)	$343,417
Mortgage-backed securities	493,996	3,567	(2,357)	495,206
State and political subdivisions	170,678	6,369	(346)	176,701
Other securities	52,031	640	(378)	52,293

Total	$1,058,836	$12,497	$(3,716)	$1,067,617

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
Mortgage-backed securities	$117,850	$232	$(225)	$117,857
State and political subdivisions	178,186	4,098	(118)	182,166

Total	$296,036	$4,330	$(343)	$300,023

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	462,510	3,343	(4,265)	461,588
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

Assets, principally investment securities, having a carrying value of approximately $1.14 billion and $1.13 billion at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $160.9 million and $161.0 million at September 30, 2014 and December 31, 2013, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$307,892	$309,364	$63,466	$64,341
Due after one year through five years	595,946	600,534	142,024	144,203
Due after five years through ten years	133,306	135,305	57,500	58,407
Due after ten years	21,692	22,414	33,046	33,072

Total	$1,058,836	$1,067,617	$296,036	$300,023

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three and nine-month periods ended September 30, 2014, no available-for-sale securities were sold.

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

During the nine-month period ended September 30, 2014, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of September 30, 2014, the Company had approximately $2.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 81.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$25,839	$(70)	$27,305	$(565)	$53,144	$(635)
Mortgage-backed securities	245,228	(1,276)	75,480	(1,306)	320,708	(2,582)
State and political subdivisions	12,613	(121)	19,155	(343)	31,768	(464)
Other securities	—	—	14,228	(378)	14,228	(378)

Total	$283,680	$(1,467)	$136,168	$(2,592)	$419,848	$(4,059)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$312,674	$(5,205)	$6,529	$(119)	$319,203	$(5,324)
Mortgage-backed securities	267,105	(3,968)	11,749	(297)	278,854	(4,265)
State and political subdivisions	130,718	(4,831)	4,042	(295)	134,760	(5,126)
Other securities	36,125	(1,153)	—	—	36,125	(1,153)

Total	$746,622	$(15,157)	$22,320	$(711)	$768,942	$(15,868)

Income earned on securities for the three and nine months ended September 30, 2014 and 2013, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Taxable:
Available-for-sale	$4,295	$2,644	$13,214	$7,537
Held-to-maturity	610	1	923	1
Non-taxable:
Available-for-sale	1,391	1,479	4,330	4,427
Held-to-maturity	1,161	28	2,918	28

Total	$7,457	$4,152	$21,385	$11,993

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,918,827	$1,739,668
Construction/land development	660,107	562,667
Agricultural	78,243	81,618
Residential real estate loans
Residential 1-4 family	935,547	913,332
Multifamily residential	251,726	213,232

Total real estate	3,844,450	3,510,517
Consumer	57,821	69,570
Commercial and industrial	547,706	511,421
Agricultural	64,875	37,129
Other	68,163	65,800

Loans receivable not covered by loss share	$4,583,015	$4,194,437

During the three and nine-month periods ended September 30, 2014, the Company sold $1.3 million of the guaranteed portion of SBA loans, which resulted in a gain of approximately $183,000.

During the three and nine-month periods ended September 30, 2013, the Company sold $1.4 million and $1.9 million, respectively, of the guaranteed portion of SBA loans, which resulted in a gain of approximately $79,000 and $135,000, respectively.

Mortgage loans held for sale of approximately $37.2 million and $30.5 million at September 30, 2014 and December 31, 2013, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore, the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2014 and December 31, 2013 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of September 30, 2014 and December 31, 2013 for the Company:

	September 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$99,518	$117,164
Construction/land development	42,713	48,388
Agricultural	1,039	1,232
Residential real estate loans
Residential 1-4 family	90,088	98,403
Multifamily residential	8,263	10,378

Total real estate	241,621	275,565
Consumer	22	20
Commercial and industrial	8,295	5,852
Other	1,032	1,079

Loans receivable covered by FDIC loss share	$250,970	$282,516

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of September 30, 2014 and December 31, 2013, $29.0 million and $35.8 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the nine months ended September 30, 2014:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$39,022	$4,793	$43,815
Loans charged off	(7,494)	(1,914)	(9,408)
Recoveries of loans previously charged off	1,873	389	2,262

Net loans recovered (charged off)	(5,621)	(1,525)	(7,146)

Provision for loan losses for non-covered loans	17,294	—	17,294
Provision for loan losses forecasted outside of loss share	—	280	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	(1,399)	(1,399)
Benefit attributable to FDIC loss share agreements	—	1,119	1,119

Net provision for loan losses for covered loans	—	—	—
Increase in FDIC indemnification asset	—	(1,119)	(1,119)

Balance, September 30	$50,695	$2,149	$52,844

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and nine-month periods ended September 30, 2014 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of September 30, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $148.2 million, $174.6 million and $77.4 million at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

During the third quarter 2014 quarterly impairment testing on the estimated cash flows of the purchased credit impaired loans, the Company established two non-loss sharing pools evaluated from our Premier Bank acquisition during 2012 had experienced material projected credit deterioration and one non-covered loan pool evaluated from our Liberty acquisition during 2013 had experience a material projected credit improvement. As a result, the Company recorded a $2.9 million provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the period ended September 30, 2014 and is recognizing $4.7 million of additional yield over the weighted average life of the loans.

	Three Months Ended September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,657	$19,570	$10,016	$3,714	$3,864	$4,427	$48,248
Loans charged off	(386)	(480)	(562)	(416)	(700)	—	(2,544)
Recoveries of loans previously charged off	23	9	332	190	196	—	750

Net loans recovered (charged off)	(363)	(471)	(230)	(226)	(504)	—	(1,794)
Provision for loan losses	236	(800)	2,603	(137)	1,955	384	4,241

Balance, September 30	$6,530	$18,299	$12,389	$3,351	$5,315	$4,811	$50,695

	Nine Months Ended September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(553)	(1,148)	(2,045)	(1,600)	(2,148)	—	(7,494)
Recoveries of loans previously charged off	68	230	385	255	935	—	1,873

Net loans recovered (charged off)	(485)	(918)	(1,660)	(1,345)	(1,213)	—	(5,621)
Provision for loan losses	733	4,117	5,160	2,763	3,965	556	17,294

Balance, September 30	$6,530	$18,299	$12,389	$3,351	$5,315	$4,811	$50,695

	As of September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$2,076	$7,487	$3,419	$9	$—	$—	$12,991
Loans collectively evaluated for impairment	4,394	8,435	8,842	2,981	5,315	4,811	34,778

Loans evaluated for impairment balance, September 30	6,470	15,922	12,261	2,990	5,315	4,811	47,769

Purchased credit impaired loans acquired	60	2,377	128	361	—	—	2,926

Balance, September 30	$6,530	$18,299	$12,389	$3,351	$5,315	$4,811	$50,695

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$24,540	$54,385	$22,935	$4,084	$300	$—	$106,244
Loans collectively evaluated for impairment	609,691	1,823,217	1,098,476	528,217	187,861	—	4,247,462

Loans evaluated for impairment balance, September 30	634,231	1,877,602	1,121,411	532,301	188,161	—	4,353,706

Purchased credit impaired loans acquired	25,876	119,468	65,862	15,405	2,698	—	229,309

Balance, September 30	$660,107	$1,997,070	$1,187,273	$547,706	$190,859	$—	$4,583,015

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the nine-month period ended September 30, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2013. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(560)	(3,844)	(5,004)	(619)	(1,753)	—	(11,780)
Recoveries of loans previously charged off	19	2,052	852	49	530	—	3,502

Net loans recovered (charged off)	(541)	(1,792)	(4,152)	(570)	(1,223)	—	(8,278)
Provision for loan losses	1,200	(1,424)	(1,598)	(1,110)	986	2,696	750

Balance, September 30	6,475	16,758	8,063	2,190	1,051	3,105	37,642
Loans charged off	(438)	(210)	(1,304)	82	(547)	—	(2,417)
Recoveries of loans previously charged off	15	19	130	23	171	—	358

Net loans recovered (charged off)	(423)	(191)	(1,174)	105	(376)	—	(2,059)
Provision for loan losses	230	(1,467)	2,000	(362)	1,888	1,150	3,439

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,826	$8,359	$2,347	$5	$—	$—	$14,537
Loans collectively evaluated for impairment	2,456	6,741	6,542	1,928	2,563	4,255	24,485

Loans evaluated for impairment balance, December 31	6,282	15,100	8,889	1,933	2,563	4,255	39,022

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,560	$76,559	$20,112	$5,563	$223	$—	$135,017
Loans collectively evaluated for impairment	500,279	1,592,343	1,027,093	484,036	164,224	—	3,767,975

Loans evaluated for impairment balance, December 31	532,839	1,668,902	1,047,205	489,599	164,447	—	3,902,992

Purchased credit impaired loans acquired	29,828	152,384	79,359	21,822	8,052	—	291,445

Balance, December 31	$562,667	$1,821,286	$1,126,564	$511,421	$172,499	$—	$4,194,437

The following is an aging analysis for the non-covered loan portfolio as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$418	$2,604	$14,059	$17,081	$1,901,746	$1,918,827	$6,720
Construction/land development	453	454	4,745	5,652	654,455	660,107	3,174
Agricultural	—	—	34	34	78,209	78,243	34
Residential real estate loans
Residential 1-4 family	4,258	3,391	16,037	23,686	911,861	935,547	4,181
Multifamily residential	223	20	1,904	2,147	249,579	251,726	1,904

Total real estate	5,352	6,469	36,779	48,600	3,795,850	3,844,450	16,013
Consumer	457	77	300	834	56,987	57,821	50
Commercial and industrial	754	600	3,762	5,116	542,590	547,706	2,581
Agricultural and other	830	89	184	1,103	131,935	133,038	—

Total	$7,393	$7,235	$41,025	$55,653	$4,527,362	$4,583,015	$18,644

	December 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,849	$2,275	$13,007	$20,131	$1,719,537	$1,739,668	$7,914
Construction/land development	2,206	352	5,959	8,517	554,150	562,667	4,879
Agricultural	1,040	1,082	89	2,211	79,407	81,618	—
Residential real estate loans
Residential 1-4 family	7,936	2,676	13,775	24,387	888,945	913,332	6,492
Multifamily residential	—	1,437	2	1,439	211,793	213,232	1

Total real estate	16,031	7,822	32,832	56,685	3,453,832	3,510,517	19,286
Consumer	717	226	224	1,167	68,403	69,570	100
Commercial and industrial	4,363	405	5,218	9,986	501,435	511,421	3,755
Agricultural and other	778	110	—	888	102,041	102,929	—

Total	$21,889	$8,563	$38,274	$68,726	$4,125,711	$4,194,437	$23,141

Non-accruing loans not covered by loss share at September 30, 2014 and December 31, 2013 were $22.4 million and $15.1 million, respectively.

The following is a summary of the non-covered impaired loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Three Months Ended		Nine Months Ended
				Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—	$845	$14
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	6	6	—	6	—	32	2
Multifamily residential	—	—	—	—	—	—	—

Total real estate	6	6	—	6	—	877	16
Consumer	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	6	6	—	6	—	877	16
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,736	42,915	7,487	39,202	363	44,028	1,156
Construction/land development	17,030	15,335	2,076	21,758	148	21,909	563
Agricultural	52	33	—	50	—	67	—
Residential real estate loans
Residential 1-4 family	18,409	16,197	2,236	16,797	97	16,862	350
Multifamily residential	4,497	4,216	1,183	4,270	47	3,965	108

Total real estate	85,724	78,696	12,982	82,077	655	86,831	2,177
Consumer	335	300	—	336	1	295	5
Commercial and industrial	5,758	4,084	9	4,764	32	5,262	116
Agricultural and other	184	184	—	192	—	96	—

Total loans with a specific valuation allowance	92,001	83,264	12,991	87,369	688	92,484	2,298
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,736	42,915	7,487	39,202	363	44,873	1,170
Construction/land development	17,030	15,335	2,076	21,758	148	21,909	563
Agricultural	52	33	—	50	—	67	—
Residential real estate loans
Residential 1-4 family	18,415	16,203	2,236	16,803	97	16,894	352
Multifamily residential	4,497	4,216	1,183	4,270	47	3,965	108

Total real estate	85,730	78,702	12,982	82,083	655	87,708	2,193
Consumer	335	300	—	336	1	295	5
Commercial and industrial	5,758	4,084	9	4,764	32	5,262	116
Agricultural and other	184	184	—	192	—	96	—

Total impaired loans	$92,007	$83,270	$12,991	$87,375	$688	$93,361	$2,314

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of September 30, 2014.

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

Interest recognized on non-covered impaired loans during the three months ended September 30, 2014 and 2013 was approximately $688,000 and $896,000, respectively. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2014 and 2013 was approximately $2.3 million and $2.8 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,804	$26	$—	$39,830
Construction/land development	18,482	3	—	18,485
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,888	62	—	15,950
Multifamily residential	3,298	—	—	3,298

Total real estate	77,472	91	—	77,563
Consumer	346	18	—	364
Commercial and industrial	2,565	5	—	2,570
Agricultural and other	209	—	—	209

Total	$80,592	$114	$—	$80,706

	December 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,874	$1	$—	$55,875
Construction/land development	19,140	—	—	19,140
Agricultural	89	—	—	89
Residential real estate loans
Residential 1-4 family	12,747	196	—	12,943
Multifamily residential	2,064	—	—	2,064

Total real estate	89,914	197	—	90,111
Consumer	454	—	—	454
Commercial and industrial	2,620	2	—	2,622
Agricultural and other	32	—	—	32

Total	$93,020	$199	$—	$93,219

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

The following is a presentation of non-covered loans by class and risk rating as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,570	$2,227	$1,230,771	$499,456	$26,392	$39,830	$1,800,246
Construction/land development	15	119	220,666	383,392	11,554	18,485	634,231
Agricultural	—	—	54,128	22,349	879	—	77,356
Residential real estate loans
Residential 1-4 family	272	71	703,844	144,436	14,007	15,950	878,580
Multifamily residential	—	—	192,310	44,883	2,340	3,298	242,831

Total real estate	1,857	2,417	2,401,719	1,094,516	55,172	77,563	3,633,244
Consumer	15,284	20	30,637	9,535	684	364	56,524
Commercial and industrial	15,977	6,519	331,797	172,281	3,157	2,570	532,301
Agricultural and other	686	935	85,033	44,152	622	209	131,637

Total risk rated loans	$33,804	$9,891	$2,849,186	$1,320,484	$59,635	$80,706	4,353,706

Purchased credit impaired loans acquired							229,309

Total non-covered loans							$4,583,015

	December 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3	$3,135	$1,039,110	$462,957	$28,380	$55,875	$1,589,460
Construction/land development	54	94	198,228	303,590	11,732	19,140	532,838
Agricultural	55	—	53,633	24,901	764	89	79,442
Residential real estate loans
Residential 1-4 family	393	146	654,739	155,744	17,241	12,943	841,206
Multifamily residential	—	—	150,023	52,233	1,679	2,064	205,999

Total real estate	505	3,375	2,095,733	999,425	59,796	90,111	3,248,945
Consumer	15,566	32	42,647	7,244	848	454	66,791
Commercial and industrial	25,809	5,845	300,108	151,986	3,229	2,622	489,599
Agricultural and other	675	7,138	74,676	14,462	674	32	97,657

Total risk rated loans	$42,555	$16,390	$2,513,164	$1,173,117	$64,547	$93,219	$3,902,992

Purchased credit impaired loans acquired							291,445

Total non-covered loans							$4,194,437

The following is a presentation of non-covered TDR’s by class as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,616	$8,662	$5,672	$16,950
Construction/land development	3	8,324	5,691	1,794	—	7,485
Residential real estate loans
Residential 1-4 family	5	1,051	319	246	162	727
Multifamily residential	2	3,182	2,018	—	294	2,312

Total real estate	17	29,897	10,644	10,702	6,128	27,474
Commercial and industrial	1	380	—	—	322	322

Total	18	$30,277	$10,644	$10,702	$6,450	$27,796

	December 31, 2013
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$36,454	$13,029	$8,384	$10,554	$31,967
Construction/land development	3	8,324	5,811	1,794	—	7,605
Residential real estate loans
Residential 1-4 family	8	1,646	589	727	170	1,486
Multifamily residential	1	2,887	2,063	—	—	2,063

Total real estate	26	49,311	21,492	10,905	10,724	43,121
Commercial and industrial	1	380	—	—	345	345

Total	27	$49,691	$21,492	$10,905	$11,069	$43,466

The following is a presentation of non-covered TDR’s on non-accrual status as of September 30, 2014 and December 31, 2013 because they are not in compliance with the modified terms:

	September 30, 2014		December 31, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Construction/land development	1	$107	—	$—
Residential real estate loans
Residential 1-4 family	3	480	4	854

Total real estate	4	587	4	854

Total	4	$587	4	$854

Allowance for Loan Losses and Credit Quality for Covered Loans

During the 2014 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established certain pools evaluated had experienced material projected credit improvement. The Company has not recorded any provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the three or nine-month periods ended September 30, 2014 on a net basis. The Company, however, did record a $280,000 of provision for loan losses forecasted outside of loss share and a negative provision for loan loss of $1.4 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to decrease the related indemnification asset by $1.1 million.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and nine-month periods ended September 30, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of September 30, 2014.

	Three Months Ended September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$324	$1,694	$891	$15	$1	$—	$2,925
Loans charged off	(28)	(773)	(62)	—	—	—	(863)
Recoveries of loans previously charged off	63	6	18	—	—	—	87

Net loans recovered (charged off)	35	(767)	(44)	—	—	—	(776)
Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	(216)	(158)	373	—	1	—	—
Benefit attributable to FDIC loss share agreements	216	158	(373)	—	(1)	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(216)	(158)	373	—	1	—	—

Balance, September 30	$143	$769	$1,220	$15	$2	$—	$2,149

	Nine Months Ended September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	(126)	(1,569)	(62)	(157)	—	—	(1,914)
Recoveries of loans previously charged off	73	6	306	—	4	—	389

Net loans recovered (charged off)	(53)	(1,563)	244	(157)	4	—	(1,525)
Provision for loan losses forecasted outside of loss share	11	106	148	15	—	—	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,522)	1,388	(1,285)	22	(2)	—	(1,399)
Benefit attributable to FDIC loss share agreements	1,511	(1,494)	1,137	(37)	2	—	1,119

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(1,511)	1,494	(1,137)	37	(2)	—	(1,119)

Balance, September 30	$143	$769	$1,220	$15	$2	$—	$2,149

	As of September 30, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, September 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	143	769	1,220	15	2	—	2,149

Balance, September 30	$143	$769	$1,220	$15	$2	$—	$2,149

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	42,713	100,557	98,351	8,295	1,054	—	250,970

Balance, September 30	$42,713	$100,557	$98,351	$8,295	$1,054	$—	$250,970

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the nine-month period ended September 30, 2013 and the year ended December 31, 2013, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2013.

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,169	$4,005	$228	$60	$—	$—	$5,462
Loans charged off	(720)	(3,426)	(724)	(157)	—	—	(5,027)
Recoveries of loans previously charged off	15	13	143	—	—	—	171

Net loans recovered (charged off)	(705)	(3,413)	(581)	(157)	—	—	(4,856)
Provision for loan losses before benefit attributable to FDIC loss share agreements	(323)	(30)	717	136	—	—	500
Benefit attributable to FDIC loss share agreements	258	24	(573)	(109)	—	—	(400)

Net provision for loan losses	(65)	(6)	144	27	—	—	100
Increase in FDIC indemnification asset	(258)	(24)	573	109	—	—	400

Balance, September 30	141	562	364	39	—	—	1,106
Loans charged off	(185)	—	(102)	—	—	—	(287)
Recoveries of loans previously charged off	—	—	29	—	—	—	29

Net loans recovered (charged off)	(185)	—	(73)	—	—	—	(258)
Provision for loan losses before benefit attributable to FDIC loss share agreements	1,751	276	1,822	96	—	—	3,945
Benefit attributable to FDIC loss share agreements	(1,376)	20	(1,592)	(106)	—	—	(3,054)

Net provision for loan losses	375	296	230	(10)	—	—	891
Increase in FDIC indemnification asset	1,376	(20)	1,592	106	—	—	3,054

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,707	838	2,113	135	—	—	4,793

Balance, December 31	$1,707	$838	$2,113	$135	$—	$—	$4,793

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	48,388	118,396	108,781	5,852	1,099	—	282,516

Balance, December 31	$48,388	$118,396	$108,781	$5,852	$1,099	$—	$282,516

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the nine-month period ended September 30, 2014 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$119,981	$573,961
Reforecasted future interest payments for loan pools	7,351	—
Accretion recorded to interest income	(48,077)	48,077
Adjustment to yield	39,580	—
Transfers to foreclosed assets held for sale	—	(11,518)
Payments received, net	—	(130,241)

Balance at end of period	$118,835	$480,279

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $7.4 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the third quarter 2014 impairment testing, there were non-loss sharing pools evaluated by the Company which were determined to have a material projected credit improvement. As a result of this improvement, the Company will recognize approximately $4.7 million as an adjustment to yield over the weighted average life of the loans ($1.1 million was recognized during the third quarter of 2014).

During the first nine months of 2014, there were FDIC loss-sharing pools evaluated by the Company which were determined to have a material projected credit improvement. As a result of this improvement, the Company will recognize approximately $34.9 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $25.6 million and increase the FDIC true-up liability by $2.2 million. The $25.6 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $2.2 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $6.9 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Goodwill
Balance, beginning of period	$301,736	$85,681
Liberty acquisition	—	216,055
Traditions acquisition	11,584	—

Balance, end of period	$313,320	$301,736

	September 30, 2014	December 31, 2013
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$22,298	$12,061
Traditions acquisition	2,173	—
Amortization expense	(3,467)	(2,406)

Balance, September 30	$21,004	9,655

Liberty acquisition		13,861
Amortization expense		(1,218)

Balance, end of year		$22,298

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2014 and December 31, 2013 were:

	September 30, 2014	December 31, 2013
	(In thousands)
Gross carrying basis	$45,697	$43,524
Accumulated amortization	(24,693)	(21,226)

Net carrying amount	$21,004	$22,298

Core deposit and other intangible amortization expense was approximately $1.2 million and $802,000 for the three-months ended September 30, 2014 and 2013, respectively. Core deposit and other intangible amortization expense was approximately $3.5 million and $2.4 million for the nine-months ended September 30, 2014 and 2013, respectively. Including all of the mergers completed as of September 30, 2014, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2014 through 2018 is approximately: 2014—$4.5 million; 2015—$3.8 million; 2016—$2.5 million; 2017—$2.4 million; 2018—$2.3 million.

The carrying amount of the Company’s goodwill was $313.3 million and $301.7 million at September 30, 2014 and December 31, 2013, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2014 and December 31, 2013 other assets were $86.4 million and $81.2 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $12.8 million and $19.1 million at September 30, 2014 and December 31, 2013, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $63.9 million and $52.6 million at September 30, 2014 and December 31, 2013, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000 was $696.8 million and $877.4 million at September 30, 2014 and December 31, 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.1 million and $766,000 for the three months ended September 30, 2014 and 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.3 million and $2.8 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, brokered deposits were $45.2 million and $100.4 million, respectively.

Deposits totaling approximately $950.0 million and $1.02 billion at September 30, 2014 and December 31, 2013, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At September 30, 2014 and December 31, 2013, securities sold under agreements to repurchase totaled $160.9 million and $161.0 million, respectively. For the three-month periods ended September 30, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $150.2 million and $73.9 million, respectively. For the nine-month periods ended September 30, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $145.3 million and $72.1 million, respectively.

11. FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $713.6 million and $350.7 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $520.0 million and $193.6 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.105% to 5.960% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $172.0 million and $191.0 million at September 30, 2014 and December 31, 2013, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2014 and December 31, 2013, respectively.

12. Subordinated Debentures

Subordinated debentures at September 30, 2014 and December 31, 2013 consisted of guaranteed payments on trust preferred securities with the following components:

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Current:
Federal	$8,191	$6,635	$26,048	$17,691
State	1,627	1,342	5,174	3,563

Total current	9,818	7,977	31,222	21,254

Deferred:
Federal	4,329	2,171	13,142	7,994
State	860	442	2,610	1,587

Total deferred	5,189	2,613	15,752	9,581

Provision for income taxes	$15,007	$10,590	$46,974	$30,835

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.21)	(2.01)	(2.06)	(2.06)
Cash value of life insurance	(0.27)	(0.34)	(0.24)	(0.25)
State income taxes, net of federal benefit	3.92	4.01	3.92	3.97
Other	(1.03)	(0.08)	(0.52)	(0.13)

Effective income tax rate	35.41%	36.58%	36.10%	36.53%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$20,623	$17,213
Deferred compensation	2,363	3,230
Stock options	371	277
Real estate owned	4,466	11,145
Loan discounts	30,163	65,639
Tax basis premium/discount on acquisitions	19,408	20,671
Unrealized loss on securities available-for-sale	—	2,673
Investments	2,672	2,568
Other	8,578	6,992

Gross deferred tax assets	88,644	130,408

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,265	3,616
Unrealized gain on securities available-for-sale	3,445	—
Core deposit intangibles	5,340	5,650
Indemnification asset	6,222	29,074
FHLB dividends	1,602	1,602
Other	1,700	1,054

Gross deferred tax liabilities	20,574	40,996

Net deferred tax assets	$68,070	$89,412

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2010.

Early in the fourth quarter of 2014, the State of Florida commenced an examination of the Company’s Florida State income tax return for the 2010, 2011 and 2012 tax years. The Company does not anticipate the examination to result in a material change to its financial position.

14. Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares of common stock in the Company. At September 30, 2014, the Company has approximately 1,483,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,475,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2014 was $18.3 million and $16.0 million, respectively. The intrinsic value of the stock options exercised during the three and nine-month periods ended September 30, 2014 was approximately $646,000 and $1.2 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $1.4 million as of September 30, 2014. For the first nine months of 2014, the Company has expensed $241,000 for the non-vested awards.

The table below summarizes the transactions under the Company’s stock option plans at September 30, 2014 and December 31, 2013 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2014		For the Year Ended December 31, 2013
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	966	$9.57	871	$6.66
Granted	70	33.54	184	21.24
Forfeited	—	—	(3)	8.60
Exercised	(44)	4.76	(86)	5.01

Outstanding, end of period	992	11.48	966	9.57

Exercisable, end of period	715	$6.97	710	$6.20

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2014 was $10.73 per share. The weighted-average fair value of options granted during the year ended December 31, 2013 was $4.50 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Expected dividend yield	0.89%	1.42%
Expected stock price volatility	30.94%	22.09%
Risk-free interest rate	2.31%	1.33%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2014:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 3.08 to $3.50	7	0.70	$3.39	7	$3.39
$ 3.92 to $4.34	43	0.86	4.26	43	4.26
$ 4.78 to $4.92	61	1.01	4.83	61	4.83
$ 5.33 to $5.33	199	1.10	5.33	199	5.33
$ 5.54 to $5.54	199	1.45	5.54	199	5.54
$ 8.54 to $8.60	77	3.29	8.57	77	8.57
$ 9.25 to $9.31	10	2.65	9.29	10	9.29
$10.16 to $11.37	55	2.55	10.33	55	10.33
$13.12 to $13.12	88	7.31	13.12	34	13.12
$17.25 to $34.80	253	8.83	24.64	30	18.23

	992			715

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2014 and December 31, 2013 and changes during the period and year then ended:

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Beginning of year	256	269
Issued	43	35
Vested	(30)	(32)
Forfeited	(2)	(16)

End of period	267	256

Amount of expense for nine months and twelve months ended, respectively	$1,155	$1,086

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

The Company did not utilize a portion of its previously approved stock repurchase program during the first nine months of 2014. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares. The remaining balance available for repurchase is 865,104 shares at September 30, 2014.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Salaries and employee benefits	$19,368	$12,981	$57,114	$38,890
Occupancy and equipment	6,234	4,010	18,711	11,498
Data processing expense	1,801	1,114	5,387	3,855
Other operating expenses:
Advertising	673	363	1,776	1,176
Merger and acquisition expenses	3,772	1,034	4,727	1,063
Amortization of intangibles	1,153	802	3,467	2,406
Electronic banking expense	1,307	926	3,957	2,749
Directors’ fees	236	188	669	588
Due from bank service charges	200	136	604	437
FDIC and state assessment	972	684	3,144	1,991
Insurance	657	572	1,853	1,693
Legal and accounting	510	227	1,346	943
Other professional fees	716	404	1,806	1,367
Operating supplies	468	309	1,455	984
Postage	323	212	1,002	650
Telephone	548	291	1,465	885
Other expense	3,879	2,462	12,311	7,258

Total other operating expenses	15,414	8,610	39,582	24,190

Total non-interest expense	$42,817	$26,715	$120,794	$78,433

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

Although the Company has a diversified loan portfolio, at September 30, 2014 and December 31, 2013, non-covered commercial real estate loans represented 58.0% and 56.8% of non-covered loans, respectively, and 277.2% and 283.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 25.9% and 26.9% of non-covered loans and 123.8% and 134.0% of total stockholders’ equity at September 30, 2014 and December 31, 2013, respectively.

Approximately 86.6% of the Company’s loans as of September 30, 2014, are to the borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 84.5% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

At September 30, 2014 and December 31, 2013, commitments to extend credit of $775.8 million and $623.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2014 and December 31, 2013, is $22.9 million and $21.4 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

19. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2014, the Company requested approximately $61.4 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 71.5% of our banking subsidiary’s first nine months earnings.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. The criteria for a well-capitalized institution are: a 5% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2014, the Bank met the capital standards for a well-capitalized institution. The Company’s “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.22%, 12.42%, and 13.39%, respectively, as of September 30, 2014.

20. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the nine-month periods ended:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Interest paid	$14,323	$10,337
Income taxes paid	16,650	16,875
Assets acquired by foreclosure	14,238	12,522

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2014 and December 31, 2013, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2014 and 2013.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $70.3 million and $91.9 million as of September 30, 2014 and December 31, 2013, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $183,000 and $147,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2014 and 2013, respectively. The Company reversed approximately $746,000 and $453,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2014 and 2013, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2014 and December 31, 2013, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $19.4 million and $29.9 million, respectively.

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

	September 30, 2014
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$137,483	$137,483	1
Federal funds sold	44,275	44,275	1
Investment securities – held-to-maturity	296,036	300,023	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,462,041	4,449,341	3
Loans receivable covered by FDIC loss share, net of allowance	248,821	248,821	3
FDIC indemnification asset	42,104	42,104	3
Accrued interest receivable	23,366	23,366	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,170,441	$1,170,441	1
Savings and interest-bearing transaction accounts	2,830,829	2,830,829	1
Time deposits	1,276,001	1,273,212	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,895	160,895	1
FHLB borrowed funds	713,553	721,163	2
Accrued interest payable	1,108	1,108	1
Subordinated debentures	60,826	60,826	3

	December 31, 2013
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,534	$165,534	1
Federal funds sold	4,275	4,275	1
Investment securities – held-to-maturity	114,621	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,063,469	4,053,098	3
Loans receivable covered by FDIC loss share, net of allowance	277,723	277,723	3
FDIC indemnification asset	89,611	89,611	3
Accrued interest receivable	22,944	22,944	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$991,161	$991,161	1
Savings and interest-bearing transaction accounts	2,792,423	2,792,423	1
Time deposits	1,609,462	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,984	160,984	1
FHLB borrowed funds	350,661	357,674	2
Accrued interest payable	1,252	1,252	1
Subordinated debentures	60,826	60,826	3

22. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption is permitted. Adoption of ASU 2014-04 is not expected to have a significant effect on the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Affordable Housing Projects (Topic 323). ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption is permitted. Adoption of ASU 2014-01 is not expected to have a significant effect on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target requires an employee also render service once the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply this guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a significant effect on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. This update affects creditors that hold government-guaranteed mortgage loans. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; (3) at the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a significant effect on the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

23. Subsequent Events

Business Combination – Broward Financial Holdings, Inc. – Subsequent to September 30, 2014, on October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“BFHI”), parent company of Broward Bank of Commerce (“Broward”), pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into BFHI, resulting in BFHI becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward was merged into Centennial Bank (“Centennial”). Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, BFHI, Broward and Acquisition Sub II, HBI issued approximately 1,021,000 shares of its common stock valued at $29,754,001 as of October 23, 2014, plus $3,306,000 in cash in exchange for all outstanding shares of BFHI common stock. HBI has also agreed to pay the BFHI shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward loans. At this point, the Company anticipates it will record a fair value of zero for the potential additional consideration.

Prior to the acquisition, Broward operated two banking locations in Fort Lauderdale, Florida. As of acquisition date, Broward had approximately $180.2 million in total assets, $119.2 million in total loans, and $145.0 million in deposits.

As of the acquisition date, BFHI’s common equity totaled $20,407,000 and the Company paid a purchase price to the BFHI shareholders of $33,060,001 for the Broward acquisition. As a result, the Company paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2014, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013 and condensed consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

November 6, 2014

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of September 30, 2014, we had, on a consolidated basis, total assets of $7.20 billion, loans receivable, net of $4.78 billion, total deposits of $5.28 billion, and stockholders’ equity of $958.7 million.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets, and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

Table 1: Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Total assets	$7,196,371	$4,161,306	$7,196,371	$4,161,306
Loans receivable not covered by loss share	4,583,015	2,378,838	4,583,015	2,378,838
Loans receivable covered by FDIC loss share	250,970	308,072	250,970	308,072
Allowance for loan losses	52,844	38,748	52,844	38,748
FDIC claims receivable	12,781	31,168	12,781	31,168
Total deposits	5,277,271	3,248,818	5,277,271	3,248,818
Total stockholders’ equity	958,681	545,142	958,681	545,142
Net income	27,371	18,363	83,137	53,570
Basic earnings per share	0.41	0.33	1.27	0.96
Diluted earnings per share	0.41	0.33	1.26	0.95
Diluted earnings per share excluding intangible amortization (1)	0.42	0.33	1.29	0.97
Annualized net interest margin – FTE	5.26%	5.41%	5.41%	5.25%
Efficiency ratio	45.70	45.67	42.95	45.56
Annualized return on average assets	1.56	1.80	1.63	1.73
Annualized return on average common equity	11.58	13.63	12.48	13.53

(1)	See Table 26 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test revealed there was a projected credit improvement in certain loan pools. As a result of these improvements, the Company is recognizing additional adjustments to yield over the weighted average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the weighted average life of the shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and nine month periods ended September 30, 2014 and 2013:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2013	$5,022	$3,876	$502
March 31, 2013	15,566	12,453	1,657
June 30, 2013	—	—	—
September 30, 2013	—	—	—
December 31, 2013	14,061	8,389	1,331
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	4,720	—	—

Total	$74,229	$50,394	$5,761

(1)	Credit improvement in non-covered purchased credit impaired loans

Table 3: Financial Impact for the Three and Nine Months Ended September 30, 2014 and 2013

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
September 30, 2013	$4,072	$3,485	$249
September 30, 2014	7,866	7,112	281

Additional income (expense)	$3,794	$3,627	$32

Nine Months Ended:
September 30, 2013	$9,423	$8,565	$406
September 30, 2014	21,211	18,880	716

Additional income (expense)	$11,788	$10,315	$310

Results of Operations for Three Months Ended September 30, 2014 and 2013

Our net income increased $9.0 million or 49.1% to $27.4 million for the three-month period ended September 30, 2014, from $18.4 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.41 and $0.33 per share for the three-month periods ended September 30, 2014 and 2013, respectively. Excluding the $3.8 million and $1.0 million of merger expenses associated with the 2014 acquisition of Florida Tradition Bank (“Traditions”) and the 2013 acquisition of Liberty Bancshares, Inc. (“Liberty”), respectively, diluted earnings per share for the third quarter of 2014 and 2013 were $0.45 per share and $0.34, respectively. The $10.7 million increase in net income excluding merger expenses is primarily associated with the $32.3 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions plus the additional accretion income from our previous FDIC covered loan acquisitions. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty and Traditions acquisitions, $3.8 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $4.2 million in third quarter of 2014 when compared to the same period in 2013.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.26% for the three months ended September 30, 2014, compared to 5.41% for the same period in 2013. The numerous purchased credit impaired loan pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisitions of Liberty and Traditions have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Our annualized return on average assets was 1.56% for the three months ended September 30, 2014, compared to 1.80% for the same period in 2013. Our annualized return on average common equity was 11.58% for the three months ended September 30, 2014, compared to 13.63% for the same period in 2013, respectively. Excluding merger expenses, our return on average assets was 1.69% for the three-month period ended September 30, 2014, compared to 1.86% for the same period in 2013. The slight declines in our profitably ratios from 2013 to 2014 are primarily related to the acquisitions of Liberty and Traditions which have historically performed below our profitability ratios. While we have been making notable progress in improving the performance of the former Liberty and Traditions operations, they have not been brought up to the historical performance metrics of our Company.

Our efficiency ratio was 45.70% for the three months ended September 30, 2014, compared to 45.67% for the same period in 2013. For the third quarter of 2014, our core efficiency ratio was 41.88% which is improved from the 44.76% reported for third quarter of 2013. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions offset by a modest increase in costs associated with the asset growth from our acquisitions.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Results of Operations for Nine Months Ended September 30, 2014 and 2013

Our net income increased $29.6 million or 55.2% to $83.1 million for the nine-month period ended September 30, 2014, from $53.6 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $1.26 and $0.95 for the nine-month periods ended September 30, 2014 and 2013, respectively. Excluding the $4.7 million and $1.1 million of merger expenses associated with the 2014 acquisition of Traditions and the 2013 acquisition of Liberty, respectively, diluted earnings per share for the nine months ended September 30, 2014 and 2013 were $1.31 per share and $0.96, respectively. The $31.8 million increase in net income excluding merger expenses is primarily associated with the $98.1 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $267,000 of additional net gains from the sale of SBA loans, sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty and Traditions acquisitions, $10.9 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $16.4 million in the first nine months of 2014 when compared to the same period in 2013.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.41% for the nine months ended September 30, 2014, compared to 5.25% for the same period in 2013. The numerous purchased credit impaired loan pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisitions of Liberty and Traditions have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Our annualized return on average assets was 1.63% for the nine months ended September 30, 2014, compared to 1.73% for the same period in 2013. Our annualized return on average common equity was 12.48% for the nine months ended September 30, 2014, compared to 13.53% for the same period in 2013, respectively. Excluding merger expenses, our return on average assets was 1.69% for the nine-month period ended September 30, 2014, compared to 1.75% for the same period in 2013. The slight declines in our profitably ratios from 2013 to 2014 are primarily related to the acquisitions of Liberty and Traditions which have historically performed below our profitability ratios. While we have been making notable progress in improving the performance of the Liberty and Traditions franchise, they have not been brought up to the historical performance metrics of our Company.

Our efficiency ratio was 42.95% for the nine months ended September 30, 2014, compared to 45.56% for the same period in 2013. For the first nine months of 2014, our core efficiency ratio was 41.61% which is improved from the 45.63% reported for the first nine months of 2013. The improvement in the core efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions offset by a modest increase in costs associated with the asset growth from our acquisitions.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended September 30, 2014 and December 31, 2013

Our total assets as of September 30, 2014 increased $384.5 million to $7.20 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased by $388.6 million to $4.58 billion as of September 30, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the recent acquisition of $241.6 million of Traditions non-covered loans plus $146.9 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $31.5 million to $251.0 million as of September 30, 2014, from $282.5 million as of December 31, 2013. This decrease is primarily associated with pay-downs and payoffs. Stockholders’ equity increased $117.7 million to $958.7 million as of September 30, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first nine months of 2014 was 18.7%. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders combined with the $92.6 million of comprehensive income less the $16.4 million of dividends paid for the first nine months of 2014.

As of September 30, 2014, our non-performing non-covered loans increased to $41.0 million, or 0.90%, of total non-covered loans from $38.3 million, or 0.91%, of total non-covered loans as of December 31, 2013. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 123.57% as of September 30, 2014, compared to 101.95% as of December 31, 2013. Non-performing non-covered loans in Arkansas were $24.4 million at September 30, 2014 compared to $17.9 million as of December 31, 2013. Non-performing non-covered loans in Florida were $16.3 million at September 30, 2014 compared to $20.3 million as of December 31, 2013. Non-performing non-covered loans in Alabama were $410,000 at September 30, 2014 compared to $7,000 as of December 31, 2013.

As of September 30, 2014, our non-performing non-covered assets improved to $60.4 million, or 0.88%, of total non-covered assets from $68.4 million, or 1.07%, of total non-covered assets as of December 31, 2013. Non-performing non-covered assets in Arkansas were $39.3 million at September 30, 2014 compared to $43.5 million as of December 31, 2013. Non-performing non-covered assets in Florida were $20.7 million at September 30, 2014 compared to $24.9 million as of December 31, 2013. Non-performing non-covered assets in Alabama were $425,000 at September 30, 2014 compared to $7,000 as of December 31, 2013.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles—Goodwill and Other, in the fourth quarter.

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

Acquisitions

Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“BFHI”), parent company of Broward Bank of Commerce (“Broward”), pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into BFHI, resulting in BFHI becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, BFHI, Broward and Acquisition Sub II, HBI issued approximately 1,021,000 shares of its common stock valued at $29,754,001 as of October 23, 2014, plus $3,306,000 in cash in exchange for all outstanding shares of BFHI common stock. HBI has also agreed to pay the BFHI shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward loans.

Prior to the acquisition, Broward operated two banking locations in Fort Lauderdale, Florida. As of acquisition date, Broward had approximately $180.2 million in total assets, $119.2 million in total loans, and $145.0 million in deposits.

As of the acquisition date, BFHI’s common equity totaled $20,407,000 and the Company paid a purchase price to the BFHI shareholders of $33,060,001 for the Broward acquisition. As a result, the Company paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

The Company expects to complete the Broward acquisition systems conversion the weekend of November 14, 2014.

See Note 23 “Subsequent Events” in the Condensed Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Broward.

Acquisition Florida Traditions Bank

On July 17, 2014, the Company completed its acquisition of Traditions pursuant to a previously announced definitive agreement and plan of merger whereby Traditions merged with and into Centennial. Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among HBI, Centennial, and Traditions, HBI issued 1,316,072 shares of its common stock valued at approximately $39.5 million as of July 17, 2014, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. As of acquisition date, Traditions had $297.6 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to the Company’s book value per common share and tangible book value per common share.

See Note 2 “Business Combinations” in the Condensed Notes to Consolidated Financial Statements for an additional discussion for the acquisition of Traditions.

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

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$56,626	$116,071	$89,611	$139,646
Incurred claims for FDIC covered credit losses	(7,575)	(11,702)	(30,313)	(31,402)
FDIC indemnification accretion/(amortization)	(6,947)	(3,177)	(18,313)	(7,452)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	—	—	1,119	400

Ending balance	$42,104	$101,192	$42,104	$101,192

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

The amount of FDIC-assisted acquisitions true-up accrued at September 30, 2014 and December 31, 2013 was $9.0 million and $8.0 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. During the third quarter of 2014, the Company opened one de novo branch in Naples, Florida and acquired eight branches through the acquisition of Traditions. In an effort to achieve efficiencies primarily from the recent acquisitions, the Company closed or merged two Arkansas locations during the third quarter of 2014. The recent acquisition of Broward has added two Florida locations to the Company’s footprint. After the Broward transaction, the Company currently has 82 branches in Arkansas, 61 branches in Florida and 7 branches in Alabama.

Results of Operations

For Three and Nine Months Ended September 30, 2014 and 2013

Our net income increased $9.0 million or 49.1% to $27.4 million for the three-month period ended September 30, 2014, from $18.4 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $0.41 and $0.33 per share for the three-month periods ended September 30, 2014 and 2013, respectively. Excluding the $3.8 million and $1.0 million of merger expenses associated with the 2014 acquisition of Florida Tradition Bank (“Traditions”) and the 2013 acquisition of Liberty Bancshares, Inc. (“Liberty”), respectively, diluted earnings per share for the third quarter of 2014 and 2013 were $0.45 per share and $0.34, respectively. The $10.7 million increase in net income excluding merger expenses is primarily associated with the $32.3 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions plus the additional accretion income from our previous FDIC covered loan acquisitions. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty and Traditions acquisitions, $3.8 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $4.2 million in third quarter of 2014 when compared to the same period in 2013.

Our net income increased $29.6 million or 55.2% to $83.1 million for the nine-month period ended September 30, 2014, from $53.6 million for the same period in 2013. On a diluted earnings per share basis, our earnings were $1.26 and $0.95 for the nine-month periods ended September 30, 2014 and 2013, respectively. Excluding the $4.7 million and $1.1 million of merger expenses associated with the 2014 acquisition of Traditions and the 2013 acquisition of Liberty, respectively, diluted earnings per share for the nine months ended September 30, 2014 and 2013 were $1.31 per share and $0.96, respectively. The $31.8 million increase in net income excluding merger expenses is primarily associated with the $98.1 million of additional net interest income primarily resulting from our 2013 acquisition of Liberty and 2014 acquisition of Traditions and the additional accretion income from our previous FDIC covered loan acquisitions. Furthermore, there was $267,000 of additional net gains from the sale of SBA loans, sale of premises & equipment, investment securities and OREO. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Liberty and Traditions acquisitions, $10.9 million of additional amortization of the indemnification asset plus an increase in provision for loan losses of $16.4 million in the first nine months of 2014 when compared to the same period in 2013.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and nine-month periods ended September 30, 2014 and 2013).

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

The effective yield on non-covered loans for the three months ended September 30, 2014 and 2013 was 5.84% and 5.88%, respectively. The effective yield on non-covered loans for the nine months ended September 30, 2014 and 2013 was 6.06% and 6.01%, respectively. The effective yield on covered loans for the three months ended September 30, 2014 and 2013 was 17.23% and 12.76%, respectively. The effective yield on covered loans for the nine months ended September 30, 2014 and 2013 was 17.53% and 11.23%, respectively.

During the 2014 quarterly impairment tests on the estimated cash flows of purchased credit impaired loans, the Company established certain loan pools of this type were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $39.6 million as an additional adjustment to yield over the weighted average life of the loans. Since our first covered loan acquisition in 2010, the Company has identified a total of $74.2 million of adjustments to yield during the quarterly impairment tests. For the three and nine months ended September 30, 2014 and 2013, the Company recognized $7.9 million and $21.2 million for 2014 and $4.1 million and $9.4 million for 2013 of additional accretion income related to the positive results of the impairment tests.

Net interest income on a fully taxable equivalent basis increased $32.9 million, or 69.4%, to $80.3 million for the three-month period ended September 30, 2014, from $47.4 million for the same period in 2013. This increase in net interest income was the result of a $34.9 million increase in interest income offset by a $2.0 million increase in interest expense. The $34.9 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $2.0 million increase in interest expense for the three-month period ended September 30, 2014, is primarily the result of an increase in the volume of our average interest-bearing transaction and savings deposits, average time deposits and FHLB borrowings primarily associated with the acquisitions of Liberty and Traditions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $2.7 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $695,000 decrease in interest expense.

Net interest income on a fully taxable equivalent basis increased $99.9 million, or 72.0%, to $238.6 million for the nine-month period ended September 30, 2014, from $138.7 million for the same period in 2013. This increase in net interest income was the result of a $104.2 million increase in interest income offset by a $4.3 million increase in interest expense. The $104.2 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our loans. The $4.3 million increase in interest expense for the nine-month period ended September 30, 2014, is primarily the result of an increase in the volume of our average interest-bearing transaction and savings deposits, average time deposits and FHLB borrowings primarily associated with the acquisitions of Liberty and Traditions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $7.7 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $3.4 million decrease in interest expense.

Net interest margin, on a fully taxable equivalent basis, was 5.26% and 5.41% for the three and nine months ended September 30, 2014 compared to 5.41% and 5.25% for the same periods in 2013, respectively. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisition of Liberty and Traditions have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Additional information and analysis for our net interest margin can be found in Tables 22 through 24 of our Non-GAAP Financial Measurement section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2014 and 2013, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2014, compared to the same period in 2013.

Table 5: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income	$83,401	$49,176	$247,827	$145,409
Fully taxable equivalent adjustment	1,729	1,073	4,944	3,199

Interest income – fully taxable equivalent	85,130	50,249	252,771	148,608
Interest expense	4,796	2,826	14,179	9,869

Net interest income – fully taxable equivalent	$80,334	$47,423	$238,592	$138,739

Yield on earning assets – fully taxable equivalent	5.57%	5.73%	5.73%	5.62%
Cost of interest-bearing liabilities	0.39	0.41	0.39	0.46
Net interest spread – fully taxable equivalent	5.18	5.32	5.34	5.16
Net interest margin – fully taxable equivalent	5.26	5.41	5.41	5.25

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30, 2014 vs. 2013	Nine Months Ended September 30, 2014 vs. 2013
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$36,390	$103,053
Increase (decrease) in interest income due to change in earning asset yields	(1,509)	1,110
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(2,665)	(7,666)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	695	3,356

Increase (decrease) in net interest income	$32,911	$99,853

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2014 and 2013, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$40,723	$20	0.19%	$40,756	$19	0.18%
Federal funds sold	13,604	7	0.20	4,411	2	0.18
Investment securities – taxable	1,044,732	4,905	1.86	579,867	2,645	1.81
Investment securities – non-taxable	302,859	4,174	5.47	183,341	2,462	5.33
Loans receivable	4,661,600	76,024	6.47	2,668,421	45,121	6.71

Total interest-earning assets	6,063,518	85,130	5.57	3,476,796	50,249	5.73

Non-earning assets	907,407			569,829

Total assets	$6,970,925			$4,046,625

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,835,267	$1,376	0.19%	$1,691,077	$637	0.15%
Time deposits	1,315,772	1,867	0.56	832,149	1,173	0.56

Total interest-bearing deposits	4,151,039	3,243	0.31	2,523,226	1,810	0.28

Federal funds purchased	2,364	2	0.34	1,511	3	0.79
Securities sold under agreement to repurchase	150,239	186	0.49	73,924	87	0.47
FHLB borrowed funds	494,650	1,035	0.83	144,467	910	2.50
Subordinated debentures	60,826	330	2.15	3,093	16	2.05

Total interest-bearing liabilities	4,859,118	4,796	0.39	2,746,221	2,826	0.41

Non-interest bearing liabilities
Non-interest bearing deposits	1,148,923			738,526
Other liabilities	25,090			27,315

Total liabilities	6,033,131			3,512,062
Stockholders’ equity	937,794			534,563

Total liabilities and stockholders’ equity	$6,970,925			$4,046,625

Net interest spread			5.18%			5.32%
Net interest income and margin		$80,334	5.26%		$47,423	5.41%

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$52,741	$73	0.19%	$108,646	$203	0.25%
Federal funds sold	22,746	35	0.21	10,060	15	0.20
Investment securities – taxable	1,029,496	14,137	1.84	571,375	7,538	1.76
Investment securities – non-taxable	292,349	11,852	5.42	173,796	7,275	5.60
Loans receivable	4,498,643	226,674	6.74	2,672,088	133,577	6.68

Total interest-earning assets	5,895,975	252,771	5.73	3,535,965	148,608	5.62

Non-earning assets	923,800			592,438

Total assets	$6,819,775			$4,128,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$2,809,963	$3,882	0.18%	$1,747,040	$2,191	0.17%
Time deposits	1,407,255	5,840	0.55	906,015	4,233	0.62

Total interest-bearing deposits	4,217,218	9,722	0.31	2,653,055	6,424	0.32

Federal funds purchased	1,001	2	0.27	510	3	0.79
Securities sold under agreement to repurchase	145,348	536	0.49	72,078	253	0.47
FHLB borrowed funds	416,531	2,933	0.94	135,093	2,926	2.90
Subordinated debentures	60,826	986	2.17	11,023	263	3.19

Total interest-bearing liabilities	4,840,924	14,179	0.39	2,871,759	9,869	0.46

Non-interest bearing liabilities
Non-interest bearing deposits	1,068,626			704,123
Other liabilities	19,642			22,967

Total liabilities	5,929,192			3,598,849
Stockholders’ equity	890,583			529,554

Total liabilities and stockholders’ equity	$6,819,775			$4,128,403

Net interest spread			5.34%			5.16%
Net interest income and margin		$238,592	5.41%		$138,739	5.25%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended September 30, 2014 over 2013			Nine Months Ended September 30, 2014 over 2013
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$—	$1	$1	$(86)	$(44)	$(130)
Federal funds sold	5	—	5	20	—	20
Investment securities – taxable	2,180	80	2,260	6,279	320	6,599
Investment securities – non-taxable	1,645	67	1,712	4,813	(236)	4,577
Loans receivable	32,560	(1,657)	30,903	92,027	1,070	93,097

Total interest income	36,390	(1,509)	34,881	103,053	1,110	104,163

Interest expense:
Interest-bearing transaction and savings deposits	518	221	739	1,449	242	1,691
Time deposits	686	8	694	2,124	(517)	1,607
Federal funds purchased	2	(3)	(1)	3	(4)	(1)
Securities sold under agreement to repurchase	95	4	99	269	14	283
FHLB borrowed funds	1,051	(926)	125	2,989	(2,982)	7
Subordinated debentures	313	1	314	832	(109)	723

Total interest expense	2,665	(695)	1,970	7,666	(3,356)	4,310

Increase (decrease) in net interest income	$33,725	$(814)	$32,911	$95,387	$4,466	$99,853

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

There was zero provision for covered loans for the three and nine months ended September 30, 2014 and the three months ended September 30, 2013. There was $100,000 provision for covered loans for the nine months ended September 30, 2013.

The $100,000 of provision for loan losses for the nine months ended September 30, 2013 is a result of the quarterly 2013 impairment testing on the estimated cash flows of the covered loans. This testing established that the pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $500,000 provision for loan losses to the allowance for loan losses related to the purchased impaired loans during the nine months ended September 30, 2013. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $400,000 resulting in a net provision for loan losses of $100,000.

There was $4.2 million and $17.3 million of provision for non-covered loans for the three and nine months ended September 30, 2014. There was zero and $750,000 of provision for non-covered loans for the three and nine months ended September 30, 2013.

The Company experienced a $4.2 million increase in the provision for loan losses for non-covered loans during the three months ended September 30, 2014 versus the same period in 2013. The Company experienced a $16.5 million increase in the provision for loan losses for non-covered loans during the nine months ended September 30, 2014 versus the same period in 2013. Included in the 2014 three and nine-month periods was $2.9 million of provision for loan losses associated with purchased credit impaired loans acquired. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $10.8 million and $34.6 million for the three and nine-month periods ended September 30, 2014, respectively, compared to $9.3 million and $28.1 million for the same periods in 2013, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2014 and 2013, respectively, as well as changes for the three and nine-month periods ended September 30, 2014 compared to the same periods in 2013.

Table 9: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2014 Change		September 30,		2014 Change
	2014	2013	from 2013		2014	2013	from 2013
	(Dollars in thousands)
Service charges on deposit accounts	$6,275	$4,072	$2,203	54.1%	$18,379	$11,869	$6,510	54.8%
Other service charges and fees	5,977	3,671	2,306	62.8	17,641	10,587	7,054	66.6
Trust fees	306	15	291	1,940.0	1,065	51	1,014	1,988.2
Mortgage lending income	1,901	1,527	374	24.5	5,215	4,518	697	15.4
Insurance commissions	984	519	465	89.6	3,334	1,642	1,692	103.0
Income from title services	59	156	(97)	(62.2)	162	401	(239)	(59.6)
Increase in cash value of life insurance	322	203	119	58.6	891	601	290	48.3
Dividends from FHLB, FRB, Bankers’ bank & other	389	179	210	117.3	1,206	755	451	59.7
Gain on sale of SBA loans	183	79	104	131.6	183	135	48	35.6
Gain (loss) on sale of premises and equipment, net	(35)	303	(338)	(111.6)	419	712	(293)	(41.2)
Gain (loss) on OREO, net	529	777	(248)	(31.9)	1,927	1,304	623	47.8
Gain (loss) on securities, net	—	—	—	—	—	111	(111)	(100.0)
FDIC indemnification accretion/(amortization), net	(6,947)	(3,177)	(3,770)	118.7	(18,313)	(7,452)	(10,861)	145.7
Other income	888	994	(106)	(10.7)	2,442	2,914	(472)	(16.2)

Total non-interest income	$10,831	$9,318	$1,513	16.2%	$34,551	$28,148	$6,403	22.7%

Non-interest income increased $1.5 million, or 16.2%, to $10.8 million for the three-month period ended September 30, 2014 from $9.3 million for the same period in 2013. Non-interest income increased $6.4 million, or 22.7%, to $34.6 million for the nine-month period ended September 30, 2014 from $28.1 million for the same period in 2013.

The primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, trust fees, mortgage lending, insurance, and net changes in OREO gains and losses offset by changes in gains and losses on sale of premises and equipment and an increase in amortization on our FDIC indemnification asset.

Additional details for the three months ended September 30, 2014 on some of the more significant changes are as follows:

•	The $4.5 million increase in service charges on deposit accounts and other service charges and fees are primarily from our 2013 acquisition of Liberty and Traditions.

•	The $291,000 increase in trust fees are primarily from our 2013 acquisition of Liberty.

•	The $465,000 increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $3.8 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

Additional details for the nine months ended September 30, 2014 on some of the more significant changes are as follows:

•	The $13.6 million increase in service charges on deposit accounts and other service charges and fees are primarily from our 2013 acquisition of Liberty and Traditions.

•	The $1.0 million increase in trust fees are primarily from our 2013 acquisition of Liberty.

•	The $1.7 million increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $10.9 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $472,000 decrease in other income is primarily from $326,000 of tax-free life insurance proceeds during the first nine months of 2013. The proceeds were in connection with two former associates who were not currently with the Company.

The Company is currently in negotiations with the FDIC regarding the remaining loss share agreements associated with the Key West Bank loan portfolio acquired on March 26, 2010. At this point, the Company has not reached an agreement with the FDIC to buy out the Key West Bank loss share. Pursuant to the terms of the loss sharing agreements, the FDIC is obligated to reimburse Centennial Bank for 80% of losses in the first loss tranche up to $23.0 million and for 95% of losses in excess of $23.0 million with respect to covered assets. Centennial Bank is obligated to reimburse the FDIC for 80% of recoveries with respect to losses for which the FDIC paid Centennial Bank 80% reimbursement under the loss sharing agreements, and for 95% of recoveries with respect to losses for which the FDIC paid 95% reimbursement under the loss sharing agreements. Additionally, a significant portion of the Key West Bank loans were 30 year original maturity loans.

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

As of September 30, 2014, the Company has an indemnification asset of $7.3 million remaining for the Key West Bank loans acquired. If this transaction with the FDIC were to occur, it would create a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability less any cash payment received by the FDIC. While there is no guarantee we can reach an agreement with the FDIC, if the Company were to reach an agreement with the FDIC during the fourth quarter of 2014 to buy out the loss share agreements, we do not believe the cash payment from the FDIC would be significant. As a result, this transaction could create a negative third quarter 2014 financial impact to earnings for the Company in the range of $6.0 million to $8.0 million on a pre-tax basis. However, there would be approximately $8.5 million positive adjustment to yield remaining to be recognized as accretion interest income over the weighted average life of the loans over the next 21 years. Since the weighted average life of the loans is long term, the positive accretion to be recognized as an adjustment to interest income will be more than offset by the shorter term amortization of the indemnification asset and FDIC true-up expense.

Since the Company was not able to reach an agreement with the FDIC to buy out the Key West Bank loss share during the third quarter, we began accreting the credit improvement ($186,000) and amortized the indemnification asset ($1.1 million) and recorded a true-up expense ($41,000) similar to the other impairment tests we have completed in the past. Therefore, it created a negative third quarter 2014 financial impact to earnings for the Company of approximately $1.0 million on a pre-tax basis.

If we are not able to reach an agreement with the FDIC during the fourth quarter of 2014, it will once again create a negative financial impact to earnings for the Company of approximately $1.0 million on a pre-tax basis. This $1.0 million negative financial impact could continue through the first quarter of 2015. Beginning in the second quarter of 2015, only the ten-year loss share agreement will remain. As a result, the negative financial impact will be less than we are currently experiencing and is estimated to be approximately $100,000 per quarter on a pre-tax basis until the year 2020.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 10 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2014 and 2013, as well as changes for the three and nine-month periods ended September 30, 2014 compared to the same period in 2013.

Table 10: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2014 Change		September 30,		2014 Change
	2014	2013	from 2013		2014	2013	from 2013
	(Dollars in thousands)
Salaries and employee benefits	$19,368	$12,981	$6,387	49.2%	$57,114	$38,890	$18,224	46.9%
Occupancy and equipment	6,234	4,010	2,224	55.5	18,711	11,498	7,213	62.7
Data processing expense	1,801	1,114	687	61.7	5,387	3,855	1,532	39.7
Other operating expenses:
Advertising	673	363	310	85.4	1,776	1,176	600	51.0
Merger and acquisition expenses	3,772	1,034	2,738	264.8	4,727	1,063	3,664	344.7
Amortization of intangibles	1,153	802	351	43.8	3,467	2,406	1,061	44.1
Electronic banking expense	1,307	926	381	41.1	3,957	2,749	1,208	43.9
Directors’ fees	236	188	48	25.5	669	588	81	13.8
Due from bank service charges	200	136	64	47.1	604	437	167	38.2
FDIC and state assessment	972	684	288	42.1	3,144	1,991	1,153	57.9
Insurance	657	572	85	14.9	1,853	1,693	160	9.5
Legal and accounting	510	227	283	124.7	1,346	943	403	42.7
Other professional fees	716	404	312	77.2	1,806	1,367	439	32.1
Operating supplies	468	309	159	51.5	1,455	984	471	47.9
Postage	323	212	111	52.4	1,002	650	352	54.2
Telephone	548	291	257	88.3	1,465	885	580	65.5
Other expense	3,879	2,462	1,417	57.6	12,311	7,258	5,053	69.6

Total non-interest expense	$42,817	$26,715	$16,102	60.3%	$120,794	$78,433	$42,361	54.0%

Non-interest expense, excluding merger expenses, increased $13.4 million, or 52.0%, to $39.0 million for the three-month period ended September 30, 2014, from $25.7 million for the same period in 2013. Non-interest expense, excluding merger expenses, increased $38.7 million, or 50.0%, to $116.1 million for the nine-month period ended September 30, 2014, from $77.4 million for the same period in 2013. These increases primarily result from additional expense associated with the acquisitions of Liberty and Traditions during 2013 and 2014, respectively.

Income Taxes

The provision for income taxes increased $4.4 million, or 41.7%, to $15.0 million for the three-month period ended September 30, 2014, from $10.6 million as of September 30, 2013. The provision for income taxes increased $16.1 million, or 52.3%, to $47.0 million for the nine-month period ended September 30, 2014, from $30.8 million as of September 30, 2013. The effective income tax rate was 35.41% and 36.10% for the three and nine-month periods ended September 30, 2014, compared to 36.58% and 36.53% for the same periods in 2013. The primary cause of the increase in taxes is the result of our higher earnings combined with our marginal tax rate of 39.225% less the tax-free income associated with the acquisition of Liberty and Traditions.

Financial Condition as of and for the Period Ended September 30, 2014 and December 31, 2013

Our total assets as of September 30, 2014 increased $384.5 million to $7.20 billion from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased by $388.6 million to $4.58 billion as of September 30, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the recent acquisition of $241.6 million of Traditions non-covered loans plus $146.9 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $31.5 million to $251.0 million as of September 30, 2014, from $282.5 million as of December 31, 2013. This decrease is primarily associated with pay-downs and payoffs. Stockholders’ equity increased $117.7 million to $958.7 million as of September 30, 2014, compared to $841.0 million as of December 31, 2013. The annualized improvement in stockholders’ equity for the first nine months of 2014 was 18.7%. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders combined with the $92.6 million of comprehensive income less the $16.4 million of dividends paid for the first nine months of 2014.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $4.40 billion and $2.35 billion during the three-month periods ended September 30, 2014 and 2013, respectively. Our non-covered loan portfolio averaged $4.23 billion and $2.33 billion during the nine-month periods ended September 30, 2014 and 2013, respectively. Non-covered loans were $4.58 billion as of September 30, 2014 compared to $4.19 billion as of December 31, 2013, which is a $388.6 million or 12.4% annualized increase. Excluding the acquisition of Traditions, loans increased $146.9 million or an annualized increase of 4.7%.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.37 billion, $1.04 billion and $179.8 million as of September 30, 2014 in Arkansas, Florida and Alabama, respectively.

As of September 30, 2014, we had $342.5 million of construction land development loans which were collateralized by land. This consisted of $201.9 million for raw land and $140.6 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2014	December 31, 2013
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,918,827	$1,739,668
Construction/land development	660,107	562,667
Agricultural	78,243	81,618
Residential real estate loans:
Residential 1-4 family	935,547	913,332
Multifamily residential	251,726	213,232

Total real estate	3,844,450	3,510,517
Consumer	57,821	69,570
Commercial and industrial	547,706	511,421
Agricultural	64,875	37,129
Other	68,163	65,800

Loans receivable not covered by loss share	$4,583,015	$4,194,437

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of September 30, 2014, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $1.17 billion ($1.21 billion gross loans less $37.7 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of September 30, 2014, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $91.6 million ($131.4 million gross loans less $39.8 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan charged down significantly prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, this recovery is increasing the yield on the impaired loans over the weighted average life of the loans in the pool going forward by $4.7 million.

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

As of September 30, 2014, non-covered commercial real estate loans totaled $2.66 billion, or 58.0% of our non-covered loan portfolio, which is comparable to $2.38 billion, or 56.8% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial real estate loans were $1.92 billion, $638.1 million and $103.8 million at September 30, 2014, respectively.

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

As of September 30, 2014, non-covered residential real estate loans totaled $1.19 billion, or 25.9% of our non-covered loan portfolio, compared to $1.13 billion, or 26.9% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered residential real estate loans were $850.0 million, $283.2 million and $54.1 million at September 30, 2014, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2014, our non-covered consumer loan portfolio totaled $57.8 million, or 1.3% of our total non-covered loan portfolio, compared to the $69.6 million, or 1.7% of our non-covered loan portfolio as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered consumer loans were $41.2 million, $15.2 million and $1.4 million at September 30, 2014, respectively.

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

As of September 30, 2014, non-covered commercial and industrial loans outstanding totaled $547.7 million, or 12.0% of our non-covered loan portfolio, which is comparable to $511.4 million, or 12.2% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $438.1 million, $89.5 million and $20.1 million at September 30, 2014, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of September 30, 2014

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,918,827	$99,518	$2,018,345
Construction/land development	660,107	42,713	702,820
Agricultural	78,243	1,039	79,282
Residential real estate loans
Residential 1-4 family	935,547	90,088	1,025,635
Multifamily residential	251,726	8,263	259,989

Total real estate	3,844,450	241,621	4,086,071
Consumer	57,821	22	57,843
Commercial and industrial	547,706	8,295	556,001
Agricultural	64,875	—	64,875
Other	68,163	1,032	69,195

Total	$4,583,015	$250,970	$4,833,985

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

We have non-covered loans acquired with deteriorated credit quality in our September 30, 2014 financial statements as a result of our acquisitions of Heritage, Premier and Liberty. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

•	Allowance for loan losses for non-covered loans to non-performing non-covered loans;

•	Non-performing non-covered loans to total non-covered loans; and

•	Non-performing non-covered assets to total non-covered assets.

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of September 30, 2014 and December 31, 2013. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of September 30, 2014	As of December 31, 2013
	(Dollars in thousands)
Non-accrual non-covered loans	$22,381	$15,133
Non-covered loans past due 90 days or more (principal or interest payments)	18,644	23,141

Total non-performing non-covered loans	41,025	38,274

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	19,367	29,869
Other non-performing non-covered assets	—	281

Total other non-performing non-covered assets	19,367	30,150

Total non-performing non-covered assets	$60,392	$68,424

Allowance for loan losses for non-covered loans to non-performing non-covered loans	123.57%	101.95%
Non-performing non-covered loans to total non-covered loans	0.90	0.91
Non-performing non-covered assets to total non-covered assets	0.88	1.07

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contains approximately 39.6% and 53.1% of our non-performing non-covered loans as of September 30, 2014 and December 31, 2013, respectively.

Total non-performing non-covered loans were $41.0 million as of September 30, 2014, compared to $38.3 million as of December 31, 2013 for an increase of $2.7 million. Of the $2.7 million increase in non-performing loans, $6.4 million is from an increase in non-performing loans in our Arkansas market combined with a $403,000 increase in non-performing loans in our Alabama market offset by a $4.1 million decrease in non-performing loans in Florida. Non-performing loans at September 30, 2014 are approximately $24.3 million, $16.3 million and $410,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2014, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2014. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2014, we had $27.2 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $10.6 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2014, the amount of troubled debt restructurings was $27.8 million, a decrease of 36.1% from $43.5 million at December 31, 2013. As of September 30, 2014 and December 31, 2013, 97.9% and 98.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $19.4 million as of September 30, 2014, compared to $29.9 million as of December 31, 2013 for a decrease of $10.5 million. The foreclosed assets held for sale not covered by loss share as of September 30, 2014 are comprised of $14.9 million of assets located in Arkansas, $4.4 million of assets located in Florida and the remaining $15,000 located in Alabama.

During the first nine months of 2014, we had three non-covered foreclosed properties with a carrying value greater than $1.0 million. Two of these properties were acquired in the Liberty acquisition and hold an aggregate carrying value of $4.2 million at September 30, 2014. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at September 30, 2014. The Company does not currently anticipate any additional losses on these properties. As of September 30, 2014, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of September 30, 2014 and December 31, 2013.

Table 14: Total Foreclosed Assets Held For Sale

	As of September 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,261	$4,701	$12,962	$8,422	$9,677	$18,099
Construction/land development	6,372	7,529	13,901	17,675	5,517	23,192
Agricultural	—	26	26	—	651	651
Residential real estate loans
Residential 1-4 family	4,238	1,257	5,495	3,772	5,154	8,926
Multifamily residential	496	—	496	—	—	—

Total foreclosed assets held for sale	$19,367	$13,513	$32,880	$29,869	$20,999	$50,868

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2014, average non-covered impaired loans were $93.4 million compared to $104.1 million as of December 31, 2013. As of September 30, 2014, non-covered impaired loans were $83.3 million compared to $106.5 million as of December 31, 2013 for a decrease of $23.2 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of September 30, 2014, our Florida and Alabama markets accounted for approximately $37.8 million and $3.7 million of the non-covered impaired loans, respectively.

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

As of September 30, 2014 and December 31, 2013, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of September 30, 2014 and December 31, 2013:

Table 15: Total Non-Accrual Loans

	As of September 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,339	$—	$7,339	$5,093	$—	$5,093
Construction/land development	1,571	—	1,571	1,080	—	1,080
Agricultural	—	—	—	89	—	89
Residential real estate loans
Residential 1-4 family	11,856	—	11,856	7,283	—	7,283
Multifamily residential	—	—	—	1	—	1

Total real estate	20,766	—	20,766	13,546	—	13,546
Consumer	250	—	250	124	—	124
Commercial and industrial	1,181	—	1,181	1,463	—	1,463
Other	184	—	184	—	—	—

Total non-accrual loans	$22,381	$—	$22,381	$15,133	$—	$15,133

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $361,000 and $296,000 for the three-month periods ended September 30, 2014 and 2013, respectively, would have been recorded. If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $946,000 and $962,000 for the nine-month periods ended September 30, 2014 and 2013, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three and nine-month periods ended September 30, 2014 and 2013 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of September 30, 2014 and December 31, 2013:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of September 30, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,720	$13,893	$20,613	$7,914	$15,287	$23,201
Construction/land development	3,174	4,907	8,081	4,879	8,410	13,289
Agricultural	34	—	34	—	162	162
Residential real estate loans
Residential 1-4 family	4,181	9,060	13,241	6,492	10,177	16,669
Multifamily residential	1,904	—	1,904	1	357	358

Total real estate	16,013	27,860	43,873	19,286	34,393	53,679
Consumer	50	—	50	100	—	100
Commercial and industrial	2,581	1,128	3,709	3,755	825	4,580
Other	—	32	32	—	624	624

Total loans accruing past due 90 days or more	$18,644	$29,020	$47,664	$23,141	$35,842	$58,983

The Company’s total past due and non-accrual covered loans to total covered loans was 11.6% and 12.7% as of September 30, 2014 and December 31, 2013, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment was $4.25 billion and $3.77 billion at September 30, 2014 and December 31, 2013, respectively. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.65% at December 31, 2013 to 0.82% at September 30, 2014. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs decreased to $2.5 million and $7.5 million for the three and nine months ended September 30, 2014, respectively, compared to $5.1 million and $11.8 million for the same periods in 2013, respectively. Total recoveries decreased to $750,000 and $1.9 million for the three and nine months ended September 30, 2014, respectively, compared to $2.2 million and $3.5 million for the same periods in 2013, respectively. For the three months ended September 30, 2014, the net charge-offs were $1.7 million for Arkansas and $132,000 for Florida and net recoveries of $2,000 for Alabama, respectively, equaling a net charge-off position of $1.8 million. For the nine months ended September 30, 2014, the net charge-offs were $3.7 million for Arkansas, $1.8 million for Florida and $135,000 for Alabama, respectively, equaling a net charge-off position of $5.6 million.

During the first nine months of 2014, there were $7.5 million in charge-offs and $1.9 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three and nine-month periods ended September 30, 2014 and 2013.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$48,248	$40,498	$39,022	$45,170
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	480	2,980	1,148	3,844
Construction/land development	386	392	553	560
Agricultural	—	—	—	—
Residential real estate loans:	—
Residential 1-4 family	562	787	1,779	2,713
Multifamily residential	—	—	266	2,291

Total real estate	1,428	4,159	3,746	9,408
Consumer	85	184	283	872
Commercial and industrial	416	438	1,600	619
Agricultural	—	—	—	—
Other	615	320	1,865	881

Total loans charged off	2,544	5,101	7,494	11,780

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	9	1,938	230	2,051
Construction/land development	23	4	68	19
Agricultural	—	1	—	1
Residential real estate loans:	—
Residential 1-4 family	329	115	375	771
Multifamily residential	3	11	10	81

Total real estate	364	2,069	683	2,923
Consumer	16	33	230	123
Commercial and industrial	190	16	255	49
Agricultural	—	—	—	—
Other	180	127	705	407

Total recoveries	750	2,245	1,873	3,502

Net loans charged off (recovered)	1,794	2,856	5,621	8,278
Provision for loan losses for non-covered loans	4,241	—	17,294	750

Balance, September 30	$50,695	$37,642	$50,695	$37,642

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.16%	0.48%	0.18%	0.48%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.11	1.58	1.11	1.58
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	712	332	675	340

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended September 30, 2014 and the year ended December 31, 2013 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of September 30, 2014 and December 31, 2013.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of September 30, 2014		As of December 31, 2013
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$18,050	41.8%	$14,848	41.4%
Construction/land development	6,530	14.4	6,282	13.4
Agricultural	249	1.7	252	1.9
Residential real estate loans:
Residential 1-4 family	8,982	20.4	6,072	21.8
Multifamily residential	3,407	5.5	2,817	5.1

Total real estate	37,218	83.8	30,271	83.6
Consumer	697	1.3	632	1.7
Commercial and industrial	3,351	12.0	1,933	12.2
Agricultural	4,618	1.4	1,931	0.9
Other	—	1.5	—	1.6
Unallocated	4,811	—	4,255	—

Total	$50,695	100.0%	$39,022	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.1 million and $4.8 million at September 30, 2014 and December 31, 2013, respectively.

Total charge-offs increased to $863,000 for the three months ended September 30, 2014, compared to zero for the same period in 2013. Total recoveries decreased to $87,000 for the three months ended September 30, 2014, compared to $154,000 for the same period in 2013. There was zero provision for loan losses taken on covered loans during the three months ended September 30, 2014. There was $100,000 provision for loan losses taken on covered loans during the three months ended September 30, 2013.

Total charge-offs decreased to $1.9 million for the nine months ended September 30, 2014, compared to $5.0 million for the same period in 2013. Total recoveries increased to $389,000 for the nine months ended September 30, 2014, compared to $171,000 for the same period in 2013. There was zero provision for loan losses taken on covered loans during the nine months ended September 30, 2014. There was $100,000 provision for loan losses taken on covered loans during the nine months ended September 30, 2013.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.8 years as of September 30, 2014.

As of September 30, 2014 and December 31, 2013 we had $296.0 million and $114.6 million of held-to-maturity securities, respectively. Of the $296.0 million of held-to-maturity securities, $117.8 million were invested in mortgage-backed securities and $178.2 million were invested in state and political subdivisions as of September 30, 2014. All of the held-to-maturity securities were invested in state and political subdivisions as of December 31, 2013.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.07 billion and $1.18 billion as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, $495.2 million, or 46.4%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $461.6 million, or 39.3%, of our available-for-sale securities as of December 31, 2013. To reduce our income tax burden, $176.7 million, or 16.6%, of our available-for-sale securities portfolio as of September 30, 2014, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $195.5 million, or 16.6%, of our available-for-sale securities as of December 31, 2013. Also, we had approximately $343.4 million, or 32.2%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2014, compared to $463.5 million, or 39.4%, of our available-for-sale securities as of December 31, 2013.

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

Deposits

Our deposits averaged $5.30 billion and $5.29 billion for the three and nine-month periods ended September 30, 2014. Total deposits decreased $115.8 million, or an annualized decrease of 2.9%, to $5.28 billion as of September 30, 2014, from $5.39 billion as of December 31, 2013. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of September 30, 2014 and December 31, 2013, brokered deposits were $45.2 million and $100.4 million, respectively. Included in these brokered deposits are $30.2 million and $41.2 million of Certificate of Deposit Account Registry Service (CDARS) as of September 30, 2014 and December 31, 2013, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. We may allow higher rate deposits to run off during periods of limited loan demand. We believe that additional funds can be attracted and deposit growth can be realized through deposit pricing if we experience increased loan demand or other liquidity needs.

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

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2014 and 2013.

Table 19: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2014		2013
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,148,923	—%	$738,526	—%
Interest-bearing transaction accounts	2,437,794	0.21	1,469,958	0.16
Savings deposits	397,473	0.11	221,119	0.05
Time deposits:
$100,000 or more	697,821	0.68	427,422	0.71
Other time deposits	617,951	0.43	404,727	0.40

Total	$5,299,962	0.24%	$3,261,752	0.22%

	Nine Months Ended September 30,
	2014		2013
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,068,626	—%	$704,123	—%
Interest-bearing transaction accounts	2,444,111	0.20	1,532,649	0.18
Savings deposits	365,852	0.08	214,391	0.08
Time deposits:
$100,000 or more	753,874	0.66	473,704	0.80
Other time deposits	653,381	0.43	432,311	0.43

Total	$5,285,844	0.25%	$3,357,178	0.26%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $89,000, or 0.06%, from $161.0 million as of December 31, 2013 to $160.9 million as of September 30, 2014.

FHLB Borrowed Funds

Our FHLB borrowed funds were $713.6 million and $350.7 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $520.0 million and $193.6 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $582.8 million and $373.5 million as of September 30, 2014 and December 31, 2013, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of September 30, 2014 and December 31, 2013.

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

Stockholders’ Equity

Stockholders’ equity was $958.7 million at September 30, 2014 compared to $841.0 million at December 31, 2013, an annualized increase of 18.72%. As of September 30, 2014 and December 31, 2013 our equity to asset ratio was 13.3% and 12.3% respectively. Book value per share was $14.42 at September 30, 2014 compared to $12.92 at December 31, 2013, a 15.52% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.10 per share and $0.075 per share for each of the three-month periods ended September 30, 2014 and 2013, respectively. The common stock dividend payout ratio for the three months ended September 30, 2014 and 2013 was 24.28% and 22.98%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2014 and 2013 was 19.75% and 22.57%, respectively. For the fourth quarter of 2014, the Board of Directors declared a regular $0.10 per share quarterly cash dividend payable December 3, 2014, to shareholders of record November 12, 2014.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2014 and December 31, 2013, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of September 30, 2014 and December 31, 2013.

Table 20: Risk-Based Capital

	As of September 30, 2014	As of December 31, 2013
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$958,681	$840,955
Qualifying trust preferred securities	59,000	59,000
Goodwill and core deposit intangibles, net	(333,708)	(323,272)
Unrealized (gain) loss on available-for-sale securities	(5,336)	4,140
Deferred tax assets	(206)	(31,330)

Total Tier 1 capital	678,431	549,493

Tier 2 capital
Qualifying allowance for loan losses	52,844	43,815

Total Tier 2 capital	52,844	43,815

Total risk-based capital	$731,275	$593,308

Average total assets for leverage ratio	$6,637,011	$5,859,902

Risk weighted assets	$5,461,984	$5,051,558

Ratios at end of period
Leverage ratio	10.22%	9.38%
Tier 1 risk-based capital	12.42	10.88
Total risk-based capital	13.39	11.75
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Because of the Company’s significant number of historical acquisitions, our net income, earnings per share, net interest margin and the allowance for loan losses for non-covered loans to total non-covered loans were significantly impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting combined with the recording of provision for loan losses as loans migrate from purchased loan accounting treatment to originated loan accounting treatment. The accretion, amortization and provision for loan losses affect our net income, earnings per share and certain operating ratios as we accrete loan discounts to interest income; amortize premiums and discounts on time deposits to interest expense; amortize impairments of the indemnification assets to non-interest income; amortize intangible assets and accrue FDIC true-up liability to non-interest expense; expense merger and acquisition costs and make provision for loan losses to cover new loans originated which are replacing the purchased loans acquired.

The Company experienced a $4.2 million and $17.3 million provision for loan losses for non-covered loans during the three and nine months ended September 30, 2014 which are increases versus the same periods in 2013. Included in the 2014 three and nine-month periods was $2.9 million of provision for loan losses associated with purchased credit impaired loans acquired. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.82 billion of purchased non-covered loans, which includes $148.2 million of discount for credit losses on non-covered loans acquired, at September 30, 2014. We had $2.04 billion of purchased non-covered loans, which includes $174.6 million of discount for credit losses on non-covered loans acquired at December 31, 2013. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

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

Table 21: Non-GAAP Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
GAAP net income	$27,371	$18,363	$83,137	$53,570
Accretion to net interest income	(13,465)	(5,988)	(45,120)	(16,133)
Provision for loan losses(1)	1,315	—	14,368	750
FDIC indemnification amortization	6,947	3,177	18,313	7,452
FDIC true-up accrual	383	351	1,020	711
Amortization of intangible assets	1,153	802	3,467	2,406
Merger and acquisition expenses	3,772	1,034	4,727	1,063
Tax impact of the above items	(64)	379	1,960	2,280

Non-GAAP impact to net income	41	(245)	(1,265)	(1,471)

Non-GAAP net income	$27,412	$18,118	$81,872	$52,099

GAAP diluted earnings per share	$0.41	$0.33	$1.26	$0.95
Impact of purchase accounting, net of tax	—	—	(0.02)	(0.03)

Non-GAAP diluted earnings per share	$0.41	$0.33	$1.24	$0.92

Average diluted shares outstanding	66,616	56,620	65,889	56,577

(1)	Provision for loan losses is shown net of provision for purchased credit impaired loans.

Table 22: Average Yield on Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest income on loans receivable – FTE	$76,024	$45,121	$226,674	$133,577
Purchase accounting accretion	13,326	5,879	44,710	15,717

Non-GAAP interest income on loans receivable – FTE	$62,698	$39,242	$181,964	$117,860

Average loans	$4,661,600	$2,668,421	$4,498,643	$2,672,088
Average purchase accounting loan discounts (1)	233,014	221,048	257,205	235,498

Average loans (non-GAAP)	$4,894,614	$2,889,469	$4,755,848	$2,907,586

Average yield on loans (reported)	6.47%	6.71%	6.74%	6.68%
Average contractual yield on loans (non-GAAP)	5.08	5.39	5.12	5.42

(1)	Balance includes $148.2 million of discount of credit losses for non-covered loans acquired as of September 30, 2014.

Table 23: Average Cost of Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest expense on deposits	$3,243	$1,810	$9,722	$6,424
Amortization of time deposit (premiums)/discounts, net	139	109	410	416

Non-GAAP interest expense on deposits	$3,382	$1,919	$10,132	$6,840

Average interest-bearing deposits	$4,151,039	$2,523,226	$4,217,218	$2,653,055
Average unamortized CD (premium)/discount, net	(262)	(831)	(126)	(958)

Average interest-bearing deposits (non-GAAP)	$4,150,777	$2,522,395	$4,217,092	$2,652,097

Average cost of deposits (reported)	0.31%	0.28%	0.31%	0.32%
Average contractual cost of deposits (non-GAAP)	0.32	0.30	0.32	0.34

Table 24: Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net interest income – FTE	$80,334	$47,423	$238,592	$138,739
Total purchase accounting accretion	13,465	5,988	45,120	16,133

Non-GAAP net interest income – FTE	$66,869	$41,435	$193,472	$122,606

Average interest-earning assets	$6,063,518	$3,476,796	$5,895,975	$3,535,965
Average purchase accounting loan discounts	233,014	221,048	257,205	235,498

Average interest-earning assets (non-GAAP)	$6,296,532	$3,697,844	$6,153,180	$3,771,463

Net interest margin (reported)	5.26%	5.41%	5.41%	5.25%
Net interest margin (non-GAAP)	4.21	4.45	4.20	4.35

Table 25: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of September 30, 2014
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$2,766,285	$1,816,730	$4,583,015
Loan balance reported plus discount (B)	2,766,285	1,964,902	4,731,187
Allowance for loan losses for non-covered loans (C)	50,695	—	50,695
Discount for credit losses on non-covered loans acquired (D)	—	148,172	148,172

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$50,695	$148,172	$198,867

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.83%	N/A	1.11%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	7.54%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	4.20%

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

We had $334.3 million, $324.0 million, and $95.3 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 26 through 30, respectively.

Table 26: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
GAAP net income	$27,371	$18,363	$83,137	$53,570
Intangible amortization after-tax	701	487	2,107	1,462

Earnings excluding intangible amortization	$28,072	$18,850	$85,244	$55,032

GAAP diluted earnings per share	$0.41	$0.33	$1.26	$0.95
Intangible amortization after-tax	0.01	—	0.03	0.02

Diluted earnings per share excluding intangible amortization	$0.42	$0.33	$1.29	$0.97

Table 27: Tangible Book Value Per Share

	As of September 30, 2014	As of December 31, 2013
	(In thousands, except per share data)
Book value per share: A/B	$14.42	$12.92
Tangible book value per share: (A-C-D)/B	9.39	7.94
(A) Total equity	$958,681	$840,955
(B) Shares outstanding	66,483	65,082
(C) Goodwill	$313,320	$301,736
(D) Core deposit and other intangibles	21,004	22,298

Table 28: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Return on average assets: A/C	1.56%	1.80%	1.63%	1.73%
Return on average assets excluding intangible amortization: B/(C-D)	1.68	1.89	1.76	1.82
(A) Net income	$27,371	$18,363	$83,137	$53,570
Intangible amortization after-tax	701	487	2,107	1,462

(B) Earnings excluding intangible amortization	$28,072	$18,850	$85,244	$55,032

(C) Average assets	$6,970,925	$4,046,625	$6,819,775	$4,128,403
(D) Average goodwill, core deposits and other intangible assets	334,413	95,723	326,747	96,521

Table 29: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Return on average equity: A/C	11.58%	13.63%	12.48%	13.53%
Return on average tangible equity excluding intangible amortization: B/(C-D)	18.46	17.04	20.21	16.99
(A) Net income	$27,371	$18,363	$83,137	$53,570
(B) Earnings excluding intangible amortization	28,072	18,850	85,244	55,032
(C) Average equity	937,794	534,563	890,583	529,554
(D) Average goodwill, core deposits and other intangible assets	334,413	95,723	326,747	96,521

Table 30: Tangible Equity to Tangible Assets

	As of September 30, 2014	As of December 31, 2013
	(Dollars in thousands)
Equity to assets: B/A	13.32%	12.35%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.10	7.97
(A) Total assets	$7,196,371	$6,811,861
(B) Total equity	958,681	840,955
(C) Goodwill	313,320	301,736
(D) Core deposit and other intangibles	21,004	22,298

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2014, our cash and cash equivalents were $137.5 million, or 1.9% of total assets, compared to $165.5 million, or 2.4% of total assets, as of December 31, 2013. Our available-for-sale investment securities and federal funds sold were $1.11 billion as of September 30, 2014 and $1.18 billion as of December 31, 2013.

Our investment portfolio is comprised of approximately 81.8% or $1.12 billion of securities which mature in less than five years. As of September 30, 2014 and December 31, 2013, $1.14 billion and $1.13 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2014, our total deposits were $5.28 billion, or 73.3% of total assets, compared to $5.39 billion, or 79.2% of total assets, as of December 31, 2013. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of September 30, 2014 and December 31, 2013. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $713.6 million and $350.7 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, $520.0 million and $193.6 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $582.8 million and $373.5 million as of September 30, 2014 and December 31, 2013, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. Our gap position as of September 30, 2014 was asset sensitive with a one-year cumulative repricing gap of 87.5%. During these periods, the amount of change our asset base realizes in relation to the total change in market interest rate exceeds that of the liability base.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2014.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$28,416	$—	$—	$—	$—	$—	$—	$28,416
Federal funds sold	44,275	—	—	—	—	—	—	44,275
Investment securities	60,268	79,808	48,642	97,459	183,108	512,635	381,733	1,363,653
Loans receivable, net	886,021	370,073	487,674	753,475	834,195	1,157,693	292,010	4,781,141

Total earning assets	1,018,980	449,881	536,316	850,934	1,017,303	1,670,328	673,743	6,217,485

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	120,926	241,852	362,778	725,555	470,664	458,129	450,925	2,830,829
Time deposits	158,233	182,322	254,353	425,301	182,163	71,870	1,759	1,276,001
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	160,895	—	—	—	—	—	—	160,895
FHLB borrowed funds	343,720	22,251	90,874	115,769	25,675	111,410	3,854	713,553
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	844,600	446,425	708,005	1,266,625	678,502	641,409	456,538	5,042,104

Interest rate sensitivity gap	$174,380	$3,456	$(171,689)	$(415,691)	$338,801	$1,028,919	$217,205	$1,175,381

Cumulative interest rate sensitivity gap	$174,380	$177,836	$6,147	$(409,544)	$(70,743)	$958,176	$1,175,381
Cumulative rate sensitive assets to rate sensitive liabilities	120.6%	113.8%	100.3%	87.5%	98.2%	120.9%	123.3%
Cumulative gap as a % of total earning assets	2.8%	2.9%	0.1%	(6.6)%	(1.1)%	15.4%	18.9%

Item 4:	CONTROLS AND PROCEDURES

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

Article II. Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2014, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.

(Registrant)

Date: November 6, 2014	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 6, 2014	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer