Form 10-K
period 2014-12-31
HOME BANCSHARES INC
filed 2015-02-27
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2014, was $1.68 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $32.82.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 67,575,593 shares as of February 23, 2015.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2014 Annual Meeting to be held on April 16, 2015.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

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

PART I

Item 1. BUSINESS

Company Overview

Home BancShares, Inc. (“Home BancShares,” which may also be referred to in this document as “we,” “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB.” We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has locations in Arkansas, Florida and South Alabama. Although the Company has a diversified loan portfolio, at December 31, 2014 and 2013, commercial real estate loans represented 57.2% and 57.0% of gross loans and 285.2% and 303.3% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Total assets	$7,403,272	$6,811,861	$4,242,130
Total deposits	5,423,971	5,393,046	3,483,452
Total revenue (interest income plus non-interest income)	380,650	257,491	225,104
Net income	113,063	66,520	63,022

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage”). Heritage was acquired through an FDIC-assisted transaction without loss share. In 2013, we acquired Liberty Bancshares, Inc. headquartered in Jonesboro, Arkansas. During 2014, we acquired Florida Traditions Bank headquartered in Dade City, Florida and Broward Financial Holdings, Inc. headquartered in Fort Lauderdale, Florida.

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

FDIC Acquisition of Old Southern Bank - On March 12, 2010, Centennial Bank entered into a purchase and assumption agreement (Old Southern Agreement) with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Old Southern Bank (“Old Southern”).

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

See the Company’s Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion regarding the acquisition of Old Southern.

FDIC Acquisition of Key West Bank - On March 26, 2010, Centennial Bank, entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired certain assets and assumed substantially all of the deposits and certain liabilities of Key West Bank (“Key West”).

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion regarding the acquisition of Key West.

FDIC Acquisition of Coastal Community Bank and Bayside Savings Bank - On July 30, 2010, Centennial Bank entered into separate purchase and assumption agreements with the FDIC, as receiver for each bank, pursuant to which Centennial Bank acquired the loans and certain assets and assumed the deposits and certain liabilities of Coastal Community Bank (“Coastal”) and Bayside Savings Bank (“Bayside”), respectively. These two institutions had been under common ownership of Coastal Community Investments, Inc.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion regarding the acquisition of Coastal and Bayside.

FDIC Acquisition of Wakulla Bank - On October 1, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the performing loans and certain assets and assumed substantially all of the deposits and certain liabilities of Wakulla Bank (“Wakulla”).

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion regarding the acquisition of Wakulla.

FDIC Acquisition of Gulf State Community Bank - On November 19, 2010, Centennial Bank entered into a purchase and assumption agreement with the FDIC, as receiver, pursuant to which Centennial Bank acquired the loans and certain assets and assumed substantially all of the deposits and certain liabilities of Gulf State Community Bank (“Gulf State”).

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2010 for an additional discussion regarding the acquisition of Gulf State.

Acquisition of Vision Bank—On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Vision Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also reduced costs through economies of scale.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Vision Bank.

FDIC Acquisition of Heritage Bank—On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss sharing agreement with the FDIC.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Heritage Bank.

Acquisition of Premier Bank—On December 1, 2012, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank (“Premier”), a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company then merged Premier with and into Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Premier Bank.

Acquisition of Liberty Bancshares, Inc. – On October 24, 2013, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”), and merged Liberty Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger (the “Liberty Agreement”) dated June 25, 2013 among Home BancShares, Centennial Bank, Liberty, Liberty Bank and an acquisition subsidiary of Home BancShares, the shareholders of Liberty received approximately $290.1 million of the Company’s common stock valued at the time of the closing, plus approximately $30.0 million in cash, in exchange for all outstanding shares of Liberty common stock. Home BancShares also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

Prior to the acquisition, Liberty operated 46 banking offices located in Northeast Arkansas, Northwest Arkansas and Western Arkansas. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Liberty Bank.

Acquisition of Florida Traditions Bank – On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Florida Traditions Bank (“Traditions”) and merged Traditions into Centennial Bank. Under the terms of the Agreement and Plan of Merger (the “Traditions Agreement”) dated April 25, 2014, by and among Home BancShares, Centennial Bank, and Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to the Company’s book value per common share and tangible book value per common share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Traditions.

Acquisition of Broward Financial Holdings, Inc.—On October 23, 2014, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce (“Broward Bank”), and merged Broward Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger (the “Broward Agreement”) dated July 30, 2014 by and among Home BancShares, Centennial Bank, Broward, Broward Bank and an acquisition subsidiary of Home BancShares, the shareholders of Broward received approximately $30.2 million of the Company’s common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. The Company has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. At December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

Prior to the acquisition, Broward Bank operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

As of the acquisition date, Broward’s common equity totaled $20.4 million and the Company paid a purchase price to the Broward shareholders of approximately $33.6 million for the Broward acquisition. As a result, the Company paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Broward.

Our Management Team

The following table sets forth, as of December 31, 2014, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank

John W. Allison	68	Chairman of the Board	Chairman of the Board

C. Randall Sims	60	Chief Executive Officer, President and Director	Director

Randy E. Mayor	49	Chief Financial Officer, Treasurer and Director	Chief Financial Officer and Director

Brian S. Davis	49	Chief Accounting Officer and Investor Relations Officer	—

Kevin D. Hester	51	Chief Lending Officer	Chief Lending Officer and Director

Tracy M. French	53	Director	Chief Executive Officer, President and Director

Robert F. Birch, Jr.	64	—	Regional President

Russell D. Carter, III	39	—	Regional President

Jim Haynes	48	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•	Strategic acquisitions – Strategic acquisitions have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be the largest part of our growth strategy. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions, although we may expand into other areas if attractive financial opportunities in other market areas arise. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•	Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth. For example, the Tampa, Orlando and Fort Lauderdale markets are target areas for organic growth where our market share is not significant. Overall, we expect the modest organic loan growth we experienced in 2014 to continue in all of our markets as the economic environment has improved.

•	De novo branching – As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2014, one de novo branch was opened in Naples, Florida. We currently have plans for one additional de novo branch location in Fort Smith, Arkansas. Additionally, we will continue to evaluate opportunities during 2015 in our contiguous markets and make those decisions on a case by case basis in the best interest of the shareholders.

Community Banking Philosophy

Our community banking philosophy consists of four basic principles:

•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.

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

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•	Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in the FDIC-assisted and non-FDIC-assisted acquisitions. This approach is paying dividends, as we are experiencing reductions in levels of past due and non-accruing covered loans. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. During 2014, we acquired Traditions and Broward and converted them into our operating systems. These conversions will provide tremendous opportunities for improved profitably as a result of cost savings because of the economies of scale for the combined companies. As we work out the problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in these newly acquired markets. Our core efficiency ratio has improved from 59.4% for the year ended 2008 to 41.2% for the year ended 2014. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, improvements in our net interest margin, growth in fee income, cost savings from the acquisitions, the streamlining of processes in our lending and retail operations and improvements in our purchasing power.

•	Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels significantly above the regulatory capital requirements through our focus on these governing principles, which historically has allowed us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas

As of December 31, 2014, we conducted business principally through 82 branches in Arkansas, 61 branches in Florida and seven branches in South Alabama. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2014, was comprised as follows:

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,987,890	$93,979	$2,081,869	41.2%
Construction/land development	700,139	39,946	740,085	14.6
Agricultural	72,211	943	73,154	1.4
Residential real estate loans
Residential 1-4 family	963,990	87,309	1,051,299	20.8
Multifamily residential	250,222	8,617	258,839	5.1

Total real estate	3,974,452	230,794	4,205,246	83.1
Consumer	56,720	16	56,736	1.1
Commercial and industrial	670,124	8,651	678,775	13.4
Agricultural	48,833	—	48,833	1.0
Other	67,185	727	67,912	1.3

Total	$4,817,314	$240,188	$5,057,502	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 38.3% owner occupied 1-4 family properties and approximately 42.4% non-owner occupied 1-4 family properties (rental). The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 42.5% inventory/accounts receivable (“AR”) financing, 25.1% equipment/vehicle financing and 32.4% other, including letters of credit at less than 1%. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2014, the maximum amount outstanding to a single borrower was $132.9 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on the Bank’s books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

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

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 28 separate relationships that exceed this in-house limit, of which one relationship is to a related party.

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

Other Banking Services

Given customer demand for increased convenience and account access, we offer a range of products and services, including 24-hour internet banking, mobile banking and voice response information, cash management, overdraft protection, direct deposit, safe deposit boxes, United States savings bonds and automatic account transfers. We earn fees for most of these services. We also receive ATM transaction fees from transactions performed by our customers participating in a shared network of automated teller machines and a debit card system that our customers can use throughout the United States, as well as in other countries.

Insurance

Centennial Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased July 1, 2000, by Centennial Bank. In connection with the 2013 purchase of Liberty, we acquired Town and Country Insurance. Shortly after the acquisition of Liberty we merged Town and Country Insurance into Centennial Insurance Agency. As a result, all of the offices in Arkansas operated as Centennial Insurance Agency, Inc. at December 31, 2014. On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The profitability on this book of business was immaterial.

The offices of Centennial Insurance Agency are currently located in Jacksonville, Cabot, Conway and Little Rock, Arkansas.

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

Trust Services

Centennial Trust provides trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts. In 2006, we made a strategic decision to enter into an agent agreement for the management of our trust services to a non-affiliated third party due to the smaller volume of activity within Centennial Trust. This change was to improve the overall profitability of our trust efforts. Centennial Trust still has ownership rights to the trust assets under management.

In connection with the purchase of Liberty, we acquired additional trust assets under management by the Liberty Bank trust department. As a result of the acquisition of Liberty, we made the decision to combine the Centennial Trust assets with the Liberty trust assets. Due to the addition of the substantial trust activities brought into the Bank through the merger of Liberty, on February 25, 2014 the Bank simplified its overall structure by dissolving the agent agreement with its non-affiliated third party and merging Centennial Trust with and into Centennial Bank. During 2014, all of our trust assets were managed by the trust department of Centennial Bank.

Competition

As of December 31, 2014, we conducted business through 150 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Washington, Greene, Sebastian, Baxter, Cleburne, Independence, Stone, Clay, Conway, Crawford, Dallas, Johnson, Saline, Sharp and Yell Counties in Arkansas and Monroe, Leon, Bay, Franklin, Gulf, Hillsborough, Orange, Pasco, Broward, Charlotte, Collier, Escambia, Osceola, Polk, Seminole, Wakulla, Walton, Calhoun, Gadsden, Hernando, Lake, Liberty, Okaloosa and Santa Rosa Counties in Florida and Baldwin County in Alabama. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2014, we had 1,376 full-time equivalent employees. Except for any employees acquired in future acquisitions, we expect that our 2015 staffing levels will be slightly lower than those at year end 2014 as we continue to achieve the expected efficiencies from the Traditions and Broward acquisitions. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Many provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. These agencies are still in the process of promulgating the required regulations, and the studies and reports could potentially result in additional legislative or regulatory action. The substance and scope of these regulations therefore cannot be completely determined at this time. We expect our operating and compliance costs to continue to increase as a result of the Dodd-Frank Act and implementing its regulations.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2014 require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 6.0% is required to consist of Tier 1 capital elements) to be “well capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2014, our Tier 1 risk-based capital ratio was 12.55% and our total risk-based capital ratio was 13.51%. Thus, as of December 31, 2014, we are considered well capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well capitalized is a leverage ratio in excess of 5%. As of December 31, 2014, our leverage ratio was 10.31%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

The Basel III final rule issued by the federal bank regulatory agencies in July 2013 amended the prompt corrective action rules to incorporate a common equity Tier 1 capital requirement and to raise the capital requirements for certain capital categories. These rules are effective as of January 1, 2015. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well capitalized, a banking organization will be required to have at least a 10% total risk-based capital ratio, an 8% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

FDIC Insurance and Assessments. Centennial Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”). The Dodd-Frank Act permanently increased the deposit coverage limit to $250,000 per depositor retroactive to January 1, 2008. The Dodd-Frank Act also temporarily extended unlimited deposit insurance coverage for noninterest-bearing transaction accounts, which expired on December 31, 2012. These accounts are now insured under the FDIC’s general deposit insurance coverage rules.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based primarily on the risk category of the institution and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments.

In October 2010, the FDIC adopted a new restoration program for the DIF to help bolster the DIF reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required.

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

Incentive Compensation

The Dodd-Frank Act requires the federal bank regulators and the Securities and Exchange Commission (the “SEC”) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements.

In June 2010, the Federal Reserve and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that appropriately balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risk, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In April 2011, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. Although these regulations have not been finalized as of February 1, 2015, officials from the Federal Reserve have recently indicated that they are preparing a new rule on incentive compensation. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

The Volcker Rule

The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. In addition, the Federal Reserve recently granted an additional extension until July 21, 2016 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013, and announced its intention to further extend this aspect of the conformance period until July 21, 2017. Banks with less than $10 billion in total consolidated assets, such as our bank, that do not engage in any covered activities, other than trading in certain government, agency, state or municipal obligations, do not have any significant compliance obligations under the rules implementing the Volcker Rule. We are continuing to evaluate the effects of the Volcker Rule on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

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

Although general economic conditions nationally and locally in our market areas have improved over the past four years, we cannot be certain that the current positive economic trends will continue or that market and economic conditions will return to pre-recession levels in the near future. The improvement of certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. If the positive movement in these economic indicators in our market areas subsides or conditions once again worsen, the adverse effects of an economic downturn on us, our customers and the other financial institutions in our market may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not maintain stability within the U.S. banking system.

Since 2008, the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the CFPB, the SEC and others have taken numerous legislative and regulatory actions to stabilize the U.S. banking system and to prevent future financial crises like the one experienced in 2008 and 2009. These measures have included the Emergency Economic Stabilization Act of 2008 (the “EESA”), which authorized the Treasury to purchase troubled assets and capital securities from banks and their holding companies under the TARP program; significant financial reforms under the Dodd-Frank Act; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; efforts by the Federal Reserve to purchase U.S. Treasury bonds; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016, and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

While our current capital levels well exceed the revised capital requirements, our capital levels could decrease in the future as a result of factors such as acquisitions, faster than anticipated growth, reduced earnings levels, operating losses and other factors. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in our inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

As of December 31, 2014, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 85.0% and our cumulative repricing gap position was a negative 7.8% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 15.6% of our $5.06 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 50.4% of our loans receivable and 80.7% of our time deposits at December 31, 2014, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2014, our allowance for loan losses for non-covered loans was approximately $52.5 million, or 1.09% of our total loans receivable not covered by loss share, an increase of 0.16% from December 31, 2013. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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

Our high concentration of real estate loans exposes us to increased lending risk.

As of December 31, 2014, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans (excludes construction/land development) of $2.16 billion, or 42.6% of total loans;

•	construction/land development loans of $740.1 million, or 14.6% of total loans;

•	commercial and industrial loans of $678.8 million, or 13.4% of total loans;

•	residential real estate loans of $1.31 billion, or 25.9% of total loans; and

•	consumer loans of $56.7 million, or 1.1% of total loans.

Commercial real estate, construction/land development and commercial and industrial loans, which comprised 70.6% of our total loan portfolio as of December 31, 2014, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 27.0% of our total loan portfolio as of December 31, 2014. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Approximately 86.8% of our loans as of December 31, 2014, are to borrowers in Alabama, Arkansas and Florida, the three states in which we have our primary market areas. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geography base.

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

We have 83.1% of our loans as real estate loans primarily in Arkansas, Florida and South Alabama, and this poses a concentration risk, especially if the Florida area does not continue to improve or once again deteriorates resulting in depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

In the latter years of the last decade, our Florida markets experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions contributed to increased non-performing loans and reduced asset quality during this time period. While market conditions in our Florida markets have improved in recent years leading to resulting improvements in our non-performing loans and asset quality, any similar future economic downturn or deterioration in real estate value could cause us to incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These effects, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

Additionally, our success significantly depends upon the growth in population, income levels, deposits and housing starts in our markets. If the communities in which we operate do not grow or if prevailing economic conditions deteriorate locally or nationally, our business may be adversely affected. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

If the value of real estate in our Florida markets were to once again deteriorate, a significant portion of our loans in our Florida market that were not acquired from the FDIC could become under-collateralized, which could have a material adverse effect on us.

As of December 31, 2014, non-covered loans in the Florida market totaled $1.27 billion, or 26.3% of our non-covered loans receivable. Of the Florida loans for which we do not have loss sharing, approximately 85.9% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2014, the legal lending limit of our bank subsidiary for secured loans was approximately $141.7 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. Currently, we have a total of $1.12 billion committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures.

Our cost of funds may increase as a result of general economic conditions, interest rates and competitive pressures. We have traditionally obtained funds principally through local deposits, and we have a base of lower cost transaction deposits. Generally, we believe local deposits are a more stable source of funds than other borrowings because interest rates paid for local deposits are typically lower than interest rates charged for borrowings from other institutional lenders. In addition, local deposits reflect a mix of transaction and time deposits, whereas brokered deposits typically are less stable time deposits, which may need to be replaced with higher cost funds. Our costs of funds and our profitability and liquidity are likely to be adversely affected if and to the extent we have to rely upon higher cost borrowings from other institutional lenders or brokers to fund loan demand or liquidity needs, and changes in our deposit mix and growth could adversely affect our profitability and the ability to expand our loan portfolio.

The loss of key officers may materially and adversely affect us.

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Randy E. Mayor, Brian S. Davis and Kevin D. Hester plus Centennial Bank Chief Executive Officer and President, Tracy M. French, and our regional Centennial Bank presidents Robert F. Birch, Russell D. Carter, III and Jim F. Haynes, Jr. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our employees, our executive officers and regional bank presidents are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

Our growth and expansion strategy may not be successful and our market value and profitability may suffer.

Growth through the acquisition of banks, including FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

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

The loss sharing agreements we entered into with the FDIC in connection with our FDIC-assisted acquisitions require the consent of the FDIC in connection with certain change of control transactions, including the sale by the Company or by any individual shareholder, or group of shareholders acting in concert, of shares of our common stock totaling more than 9% of our outstanding common stock. This requirement could restrict or delay our ability to raise additional capital to fund acquisition or growth opportunities or for other purposes, or to pursue a merger or consolidation transaction that management may believe is in the best interest of our shareholders. This could also restrict or delay the ability of our shareholders to sell a substantial amount of our shares. In addition, if such a transaction were to occur without the FDIC’s consent, we could lose the benefit of the loss-share coverage provided by these agreements for certain covered assets.

There may be undiscovered risks or losses associated with our bank acquisitions which would have a negative impact upon our future income.

Our growth strategy includes strategic acquisitions of banks. We have acquired 17 banks since we started our first subsidiary bank in 1999, including six in 2010, three in 2012, one in 2013 and two in 2014, and we will continue to consider strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

Our acquisitions have caused us to modify our disclosure controls and procedures, which may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported timely.

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of our acquisitions, we may implement changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported within required time periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Additionally, in July 2013, the Dodd-Frank Act’s three-year moratorium on banks affiliated with non-financial businesses expired. When the Dodd-Frank Act was enacted in 2010, a moratorium was imposed that prohibited the FDIC from approving deposit insurance for certain banks controlled by non-financial commercial enterprises. The expiration of the moratorium could result in an increase of traditionally non-financial enterprises entering the banking space, which could increase the number of competitors. Competitive pressures can adversely affect our results of operations and future prospects.

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

Our directors and executive officers, as a group, beneficially owned 16.0% of our common stock as of December 31, 2014. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

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

As of December 31, 2014, we have $60.8 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2014, our bank subsidiary owned or leased a total of 82 branches located in Arkansas, 61 branches Florida and seven branches in South Alabama. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2014
1st Quarter	$36.42	$29.29	$0.075
2nd Quarter	35.57	28.70	0.075
3rd Quarter	33.78	29.20	0.100
4th Quarter	32.79	28.11	0.100
2013
1st Quarter	$18.84	$16.71	$0.065
2nd Quarter	26.32	18.62	0.075
3rd Quarter	31.00	25.42	0.075
4th Quarter	38.79	28.72	0.075

As of February 23, 2015, there were approximately 1,055 stockholders of record of the Company’s common stock.

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

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	905,401	$11.80	1,492,816
Equity compensation plans not approved by the stockholders	—	—	—

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2009, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2009 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Home BancShares, Inc.	100.00	101.64	120.94	157.12	359.84	313.34
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank and Thrift	100.00	111.64	86.81	116.57	159.61	178.18

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$335,888	$217,126	$177,135	$171,806	$151,122
Total interest expense	18,870	14,531	21,535	30,551	34,708

Net interest income	317,018	202,595	155,600	141,255	116,414
Provision for loan losses	22,664	5,180	2,750	3,500	72,850

Net interest income after provision for loan losses	294,354	197,415	152,850	137,755	43,564
Non-interest income	44,762	40,365	47,969	41,309	65,049
Non-interest expense	161,943	133,307	102,368	94,722	85,001

Income before income taxes	177,173	104,473	98,451	84,342	23,612
Provision for income taxes	64,110	37,953	35,429	29,601	6,021

Net income	113,063	66,520	63,022	54,741	17,591
Preferred stock dividends and accretion of discount on preferred stock	—	—	—	1,828	2,680

Net income available to common stockholders	$113,063	$66,520	$63,022	$52,913	$14,911

Per share data:
Basic earnings per common share	$1.71	$1.15	$1.12	$0.93	$0.26
Diluted earnings per common share	1.70	1.14	1.11	0.92	0.26
Diluted earnings per common share excluding intangible amortization(1)	1.75	1.18	1.14	0.95	0.29
Book value per common share	15.03	12.92	9.17	8.38	7.51
Tangible book value per common share(2)(5)	9.90	7.94	7.43	7.18	6.26
Dividends—common	0.3500	0.2900	0.2900	0.1340	0.1083
Average common shares outstanding	65,951	57,908	56,274	56,832	56,722
Average diluted shares outstanding	66,331	58,252	56,630	57,224	57,200
Performance ratios:
Return on average assets	1.63%	1.43%	1.58%	1.50%	0.55%
Return on average assets excluding intangible amortization(6)	1.75	1.52	1.66	1.57	0.61
Return on average common equity	12.34	11.27	12.75	11.77	3.41
Return on average tangible common equity excluding intangible amortization(2)(7)	19.80	15.26	15.87	14.39	4.40
Net interest margin(10)	5.37	5.19	4.70	4.69	4.27
Efficiency ratio(3)	42.67	52.44	47.88	49.13	44.41
Asset quality:
Non-performing non-covered assets to total non-covered assets	0.79%	1.07%	1.30%	1.53%	2.08%
Non-performing non-covered loans to total non-covered loans	0.82	0.91	1.17	1.56	2.62
Allowance for loan losses for non-covered loans to non-performing non-covered loans	132.63	101.95	165.62	189.64	107.77
Allowance for loans losses for non-covered loans to total non-covered loans(9)	1.09	0.93	1.94	2.96	2.83
Net charge-offs on loans not covered by loss share to average non-covered loans	0.19	0.39	0.40	0.26	3.19

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$7,403,272	$6,811,861	$4,242,130	$3,604,117	$3,762,646
Investment securities – available-for-sale	1,067,287	1,175,484	726,223	671,221	469,864
Investment securities – held-to-maturity	356,790	114,621	—	—	—
Loans receivable not covered by loss share	4,817,314	4,194,437	2,331,199	1,760,086	1,892,374
Loans receivable covered by FDIC loss share	240,188	282,516	384,884	481,739	575,776
Allowance for loan losses	55,011	43,815	50,632	52,129	53,348
Intangible assets	346,348	324,034	97,742	68,283	71,110
Non-interest-bearing deposits	1,203,306	991,161	666,414	464,581	392,622
Total deposits	5,423,971	5,393,046	3,483,452	2,858,031	2,961,798
Subordinated debentures (trust preferred securities).	60,826	60,826	28,867	44,331	44,331
Stockholders’ equity	1,015,292	840,955	515,473	474,066	476,925
Capital ratios:
Common equity to assets	13.71%	12.35%	12.15%	13.15%	11.4%
Tangible common equity to tangible assets(2)(8)	9.48	7.97	10.08	11.48	9.65
Tier 1 leverage ratio(4)	10.31	9.38	10.95	12.48	12.15
Tier 1 risk-based capital ratio	12.55	10.88	13.94	17.04	16.69
Total risk-based capital ratio	13.51	11.75	15.20	18.30	17.95
Dividend payout—common	20.49	25.51	25.89	13.90	35.01

(1)	Diluted earnings per common share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 33,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 34,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 35,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 36,” for the non-GAAP tabular reconciliation.
(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31,” for additional information on non-GAAP tabular disclosure.
(10)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2014, 2013 and 2012. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2014, we had, on a consolidated basis, total assets of $7.40 billion, loans receivable, net of $5.00 billion, total deposits of $5.42 billion, and stockholders’ equity of $1.02 billion.

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

Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Total assets	$7,403,272	$6,811,861	$4,242,130
Loans receivable not covered by loss share	4,817,314	4,194,437	2,331,199
Loans receivable covered by FDIC loss share	240,188	282,516	384,884
Allowance for loan losses	55,011	43,815	50,632
FDIC claims receivable	14,007	19,124	45,224
Total deposits	5,423,971	5,393,046	3,483,452
Total stockholders’ equity	1,015,292	840,955	515,473
Net income	113,063	66,520	63,022
Basic earnings per share	1.71	1.15	1.12
Diluted earnings per share	1.70	1.14	1.11
Diluted earnings per share excluding intangible amortization(1)	1.75	1.18	1.14
Net interest margin—FTE	5.37%	5.19%	4.70%
Efficiency ratio	42.67	52.44	47.88
Return on average assets	1.63	1.43	1.58
Return on average common equity	12.34	11.27	12.75

(1)	See Table 32 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per common share excluding intangible amortization.

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test revealed there was a projected credit improvement in certain loan pools. As a result of these improvements, the Company is recognizing additional adjustments to yield over the weighted average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the shorter of the weighted average life of the loans or shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the years ended December, 2014, 2013 and 2012:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2013	$5,022	$3,876	$502
March 31, 2013	15,566	12,453	1,657
June 30, 2013	—	—	—
September 30, 2013	—	—	—
December 31, 2013	14,061	8,389	1,331
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	13,769	8,141	1,003
December 31, 2014	—	—	—

Total	$83,278	$58,535	$6,764

(1)	Includes credit improvement in non-covered purchased credit impaired loans of $4.7 million.

Table 3: Financial Impact for the Years Ended December 31, 2014, 2013 and 2012

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Years Ended:
December 31, 2013	$13,312	$11,764	$531
December 31, 2014	28,072	26,458	997

Additional income/expense	$14,760	$14,694	$466

Years Ended:
December 31, 2012	$1,543	$1,150	$86
December 31, 2013	13,312	11,764	531

Additional income/expense	$11,769	$10,614	$445

2014 Overview

Our net income increased 70.0% to $113.1 million for the year ended December 31, 2014, from $66.5 million for the same period in 2013. On a diluted earnings per share basis, our earnings increased 49.1% to $1.70 for the year ended December 31, 2014, as compared to $1.14 for the same period in 2013. Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Florida Traditions Bank (“Traditions”) and Broward Financial Holdings, Inc. (“Broward”), diluted earnings per share for the year ended 2014 was $1.76 per share. Excluding the $18.4 million of 2013 merger expenses associated with the acquisition of Liberty Bancshares, Inc. (“Liberty”), diluted earnings per share for the year ended 2013 was $1.33 per share. Excluding merger expenses, this represents an increase of $0.43 per share or 32.3% for the year ended 2014 when compared to the previous year. Excluding merger expenses, net income for the years ended 2014 and 2013 would have been $117.0 million and $77.7 million, respectively, for an increase of $39.3 million or 50.6%. The $39.3 million increase in net income excluding the non-fundamental items is primarily associated with a full year of additional net income from our 2013 acquisition of Liberty plus 167 days of net income from our 2014 acquisition of Traditions and 69 days from our 2014 acquisition of Broward.

Our return on average assets was 1.63% for the year ended December 31, 2014, compared to 1.43% for the same period in 2013. Our return on average common equity was 12.34% for the year ended December 31, 2014, compared to 11.27% for the same period in 2013. Excluding merger expenses, our return on average assets was 1.68% for the year ended December 31, 2014, compared to 1.67% for the same period in 2013. Excluding merger expenses, our return on average common equity was 12.77% for the year ended December 31, 2014, compared to 13.17% for the same period in 2013. Liberty, Traditions and Broward historically performed below our profitability ratios. We have been making notable progress in improving the performance of these franchises. As a result, there were relatively small changes in our profitably ratios from 2013 to 2014.

Our net interest margin, on a fully taxable equivalent basis, was 5.37% for the year ended December 31, 2014, compared to 5.19% for the same period in 2013. The numerous purchased credit impaired loan pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisitions of Liberty, Traditions and Broward have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits. For the years ended December 31, 2014 and 2013, the effective yield on non-covered loans was 6.01% and 6.01% and covered loans was 17.29% and 11.61%, respectively.

Our efficiency ratio was 42.67% for the year ended December 31, 2014, compared to 52.44% for the same period in 2013. Our core efficiency ratio at 41.23% and 45.49% for the years ended December 31, 2014 and 2013, respectively, demonstrates our consistently tight expense controls. The improvement in the core efficiency ratio is primarily associated with additional net interest income and other non-interest income resulting from our 2013 acquisition of Liberty and to a lesser extent the 2014 acquisitions, offset by a modest increase in costs associated with the asset growth from our acquisitions. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our total assets increased $591.4 million, an increase of 8.7%, to $7.40 billion as of December 31, 2014, from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased $622.9 million, an increase of 14.9%, to $4.82 billion as of December 31, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the recent acquisitions of $241.6 million from Traditions non-covered loans and $121.1 million from Broward non-covered loans plus $260.1 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $42.3 million, a reduction of 15.0%, to $240.2 million as of December 31, 2014, from $282.5 million as of December 31, 2013. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2014. Stockholders’ equity increased $174.3 million, an increase of 20.7%, to $1.02 billion as of December 31, 2014, compared to $841.0 million as of December 31, 2013. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders and $30.2 million of common stock issued to the Broward shareholders combined with the $124.2 million of comprehensive income less the $23.2 million of dividends paid for 2014.

As of December 31, 2014, our non-performing non-covered loans increased to $39.6 million, or 0.82%, of total non-covered loans from $38.3 million, or 0.91%, of total non-covered loans as of December 31, 2013. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 132.63% as of December 31, 2014, compared to 101.95% as of December 31, 2013. Non-performing non-covered loans in Arkansas were $24.5 million at December 31, 2014 compared to $17.9 million as of December 31, 2013. Non-performing non-covered loans in Florida were $14.8 million at December 31, 2014 compared to $20.3 million as of December 31, 2013. Non-performing non-covered loans in Alabama were $302,000 at December 31, 2014 compared to $7,000 as of December 31, 2013.

As of December 31, 2014, our non-performing non-covered assets improved to $56.5 million, or 0.79%, of total non-covered assets from $68.4 million, or 1.07%, of total non-covered assets as of December 31, 2013. Non-performing non-covered assets in Arkansas were $39.2 million at December 31, 2014 compared to $43.5 million as of December 31, 2013. Non-performing non-covered assets in Florida were $17.0 million at December 31, 2014 compared to $24.9 million as of December 31, 2013. Non-performing non-covered assets in Alabama were $317,000 at December 31, 2014 compared to $7,000 as of December 31, 2013.

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

Our return on average assets was 1.43% for the year ended December 31, 2013, compared to 1.58% for the same period in 2012. Our return on average common equity was 11.27% for the year ended December 31, 2013, compared to 12.75% for the same period in 2012. Excluding merger expenses and acquisition gain, our return on average assets was 1.67% for the year ended December 31, 2013, compared to 1.61% for the same period in 2012. Excluding merger expenses and acquisition gain, our return on average common equity was 13.17% for the year ended December 31, 2013, compared to 12.99% for the same period in 2012. The improved performance ratios, excluding the non-fundamental items, were primarily due to the growth in the Company from our acquisitions.

Our net interest margin, on a fully taxable equivalent basis, was 5.19% for the year ended December 31, 2013, compared to 4.70% for the same period in 2012. Our ability to improve pricing on interest bearing deposits to offset the lowering of interest rates in the non-covered loan portfolio during this lower rate environment allowed the Company to maintain a solid net interest margin. Our 2010 FDIC acquisitions have helped improve the yield on the total loan portfolio and the total net interest margin. Thirteen of the FDIC loss sharing covered loan pools evaluated by the Company during 2013 were determined to have material projected credit improvements. As a result of these improvements, the Company is recognizing approximately $29.7 million as an adjustment to yield over the weighted average life of the loans with $11.4 million of this amount being recognized during 2013. Additionally, during the third quarter of 2013, one of the thirteen pools with a material projected credit improvement paid off in its entirety. As a result of this payoff, we collected $1.9 million of unexpected 2013 cash flows. This unexpected positive cash flow resulted in the recognition of $1.9 million as a 2013 adjustment to yield on loans and is included in the $13.3 million recognized during 2013. For the years ended December 31, 2013 and 2012, the effective yield on non-covered loans was 6.01% and 6.28%, respectively, and the effective yield on covered loans was 11.61% and 7.63%, respectively.

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

Our total assets increased $2.57 billion, an increase of 60.6%, to $6.81 billion as of December 31, 2013, from $4.24 billion as of December 31, 2012. Excluding the $2.82 billion of assets acquired from our 2013 acquisition of Liberty, our total assets as of December 31, 2013 decreased $249.6 million, a decline of 5.9%. Our loan portfolio not covered by loss share increased $1.86 billion, an increase of 79.9%, to $4.19 billion as of December 31, 2013, from $2.33 billion as of December 31, 2012. Excluding the $1.73 billion of loans acquired during the year from our 2013 acquisition of Liberty, our loan portfolio not covered by loss share increased by $131.6 million, an increase of 5.6%. The increase in the non-covered loan portfolio is primarily associated with the improved loan demand from historical lows in the prior years. Our loan portfolio covered by loss share decreased by $102.4 million, a reduction of 26.6%, to $282.5 million as of December 31, 2013, from $384.9 million as of December 31, 2012. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2013. Stockholders’ equity increased $325.5 million, an increase of 63.1%, to $841.0 million as of December 31, 2013, compared to $515.5 million as of December 31, 2012. The increase in stockholders’ equity is primarily associated with the $290.1 million of common stock issued to the Liberty shareholders combined with the $50.4 million of comprehensive income less the $17.0 million of dividends paid for 2013.

As of December 31, 2013, our non-performing non-covered loans increased to $38.3 million, or 0.91%, of total non-covered loans from $27.3 million, or 1.17%, of total non-covered loans as of December 31, 2012. The allowance for loan losses as a percent of non-performing non-covered loans was 101.95% as of December 31, 2013, compared to 165.62% from December 31, 2012. Non-performing non-covered loans in Florida were $20.3 million at December 31, 2013 compared to $15.2 million as of December 31, 2012. Non-performing non-covered loans in Arkansas were $17.9 million at December 31, 2013 compared to $12.1 million as of December 31, 2012. Non-performing non-covered loans in Alabama were $7,000 as of December 31, 2013. As of December 31, 2012, no non-covered loans in Alabama were non-performing.

As of December 31, 2013, our non-performing non-covered assets increased to $68.4 million, or 1.07%, of total non-covered assets from $47.8 million, or 1.30%, of total assets as of December 31, 2012. Non-performing non-covered assets in Florida were $24.9 million at December 31, 2013 compared to $23.2 million as of December 31, 2012. Non-performing non-covered assets in Arkansas were $43.5 million at December 31, 2013 compared to $24.6 million as of December 31, 2012. Non-performing non-covered assets in Alabama were $7,000 as of December 31, 2013. As of December 31, 2012, no non-covered assets in Alabama were non-performing.

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

Foreclosed Assets Held for Sale. Real estate and personal properties acquired through or in lieu of loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Valuations are periodically performed by management, and the real estate and personal properties are carried at fair value less costs to sell. Gains and losses from the sale of other real estate and personal properties are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expenses.

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

Acquisitions

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc., parent company of Broward Bank, and merged Broward Bank into Centennial Bank. Under the terms of the Broward Agreement, the shareholders of Broward received approximately $30.2 million of the Company’s common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. The Company has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. At December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

Prior to the acquisition, Broward Bank of Commerce operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

As of the acquisition date, Broward’s common equity totaled $20.4 million and the Company paid a purchase price to the Broward shareholders of approximately $33.6 million for the Broward acquisition. As a result, the Company paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Broward.

Acquisition of Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Traditions and merged Traditions into Centennial Bank. Under the terms of the Traditions Agreement, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to the Company’s book value per common share and tangible book value per common share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Traditions.

Acquisition of Liberty Bancshares, Inc.

On October 24, 2013, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Liberty, parent company of Liberty Bank, and merged Liberty Bank into Centennial Bank. Under the terms of Liberty Agreement, the shareholders of Liberty received approximately $290.1 million of the Company’s common stock valued at the time of the closing, plus approximately $30.0 million in cash, in exchange for all outstanding shares of Liberty common stock. We also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

Prior to the acquisition, Liberty operated 46 banking offices located in Northeast Arkansas, Northwest Arkansas and Western Arkansas. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Liberty Bank.

Acquisition of Premier Bank

On December 1, 2012, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Premier pursuant to the Premier Agreement. The Company then merged Premier with and Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Premier.

Acquisition of Heritage Bank of Florida

On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss sharing agreement with the FDIC.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Heritage Bank.

Acquisition of Vision Bank

As of February 16, 2012, we acquired 17 branch locations in the Gulf Coast communities of Baldwin County, Alabama, and the Florida Panhandle through the acquisition of Vision. Including the effects of purchase accounting adjustments, we acquired total assets of $529.5 million, total performing loans (after discount) of $340.3 million, cash and due from banks of $140.2 million, goodwill of $17.4 million, fixed assets of $12.5 million, deferred taxes of $11.2 million, core deposit intangible of $3.2 million and total deposits of $524.4 million. The fair value discount on the $355.8 of gross loans was $15.5 million. We did not purchase certain of Vision’s performing loans nor any of its non-performing loans or other real estate owned.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Vision Bank.

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

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the years ended December 31, 2014 and 2013:

Table 4: Changes in FDIC Indemnification Asset

	2014	2013
	(Dollars in thousands)
Beginning balance	$89,611	$139,646
Incurred claims for FDIC covered credit losses	(34,331)	(43,088)
FDIC indemnification accretion/(amortization)	(25,752)	(10,401)
Provision for loan losses:
Change attributable to FDIC loss share agreements	(1,119)	3,454

Ending balance	$28,409	$89,611

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

The amount of FDIC-assisted acquisitions true-up accrued at December 31, 2014 and 2013 was $9.4 million and $8.0 million, respectively.

Future Acquisitions

In our continuing evaluation of our growth plans for the Company, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions. However, as financial opportunities in other market areas arise, we may expand into those areas.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. In April 2015, the Company currently has plans to open one de novo branch in Fort Smith, Arkansas. During 2014, the Company opened one de novo branch in Naples, Florida. During 2013, the Company opened two de novo branch locations, one on Highway 30A in Seagrove, Florida and the other in Pensacola, Florida. The Company also opened a loan production office in Pensacola, Florida and subsequently converted it to a full-service branch during 2013. During 2012 no de novo branches were opened. The Company currently has no plans for additional de novo branch locations.

During 2014, the Company acquired a total of ten branches through the acquisitions of Traditions and Broward. In an effort to achieve efficiencies primarily from the recent acquisitions, the Company closed or merged six Arkansas locations and three Florida locations during 2014. During the first quarter of 2015, the Company has plans to close one branch in Longwood, Florida. The Company had 82 branches in Arkansas, 61 branches in Florida and seven branches in Alabama at December 31, 2014.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Our net income increased 70.0% to $113.1 million for the year ended December 31, 2014, from $66.5 million for the same period in 2013. On a diluted earnings per share basis, our earnings increased 49.1% to $1.70 for the year ended December 31, 2014, as compared to $1.14 for the same period in 2013. Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Traditions and Broward, diluted earnings per share for the year ended 2014 was $1.76 per share. Excluding the $18.4 million of 2013 merger expenses associated with the acquisition of Liberty, diluted earnings per share for the year ended 2013 was $1.33 per share. Excluding merger expenses, this represents an increase of $0.43 per share or 32.3% for the year ended 2014 when compared to the previous year. Excluding merger expenses, net income for the years ended 2014 and 2013 would have been $117.0 million and $77.7 million, respectively, for an increase of $39.3 million or 50.6%. The $39.3 million increase in net income excluding the non-fundamental items is primarily associated with a full year of additional net income from our 2013 acquisition of Liberty plus 167 days of net income from our 2014 acquisition of Traditions and 69 days from our 2014 acquisition of Broward.

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

The $8.3 million increase in net income is primarily associated with additional net income and other non-interest income resulting from our 2012 acquisitions of Vision, Heritage and Premier, including acquisition gains during 2012 when compared to a lower amount of non-recurring gains during 2011, offset by $7.2 million of merger expenses and the expected reduction in income from FDIC indemnification accretion. Additionally, the new costs associated with the asset growth from the 2012 acquisitions were partially offset by reductions in assessment fees and advertising expense. The total provision for loan losses was approximately $2.8 million and $3.5 million for the year ended December 31, 2012 and 2011, respectively.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for years ended December 31, 2014, 2013 and 2012).

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

The effective yield on non-covered loans for the years ended December 31, 2014, 2013 and 2012 was 6.01%, 6.01% and 6.28%, respectively. The effective yield on covered loans for the years ended December 31, 2014, 2013 and 2012 was 17.29%, 11.61% and 7.63%, respectively.

During the 2014 quarterly impairment tests on the estimated cash flows of purchased credit impaired loans, the Company established that certain loan pools of this type were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $48.6 million as an additional adjustment to yield over the weighted average life of the loans. Since our first covered loan acquisition in 2010, the Company has identified a total of $83.3 million of adjustments to yield during the quarterly impairment tests. For the years ended December 31, 2014, 2013 and 2012, the Company recognized $28.1 million, $13.3 million and $1.5 million, respectively, of additional accretion income related to the positive results of the impairment tests.

Net interest income on a fully taxable equivalent basis increased $116.9 million, or 56.5%, to $323.9 million for the year ended December 31, 2014, from $206.9 million for the same period in 2013. This increase in net interest income was the result of a $121.3 million increase in interest income offset by a $4.3 million increase in interest expense. The $121.3 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our loans. The $4.3 million increase in interest expense for the year ended December 31, 2014, is primarily the result of an increase in the volume of our average interest-bearing transaction and savings deposits, average time deposits and FHLB borrowings primarily associated with the acquisitions of Liberty, Traditions and Broward offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $8.2 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $3.8 million decrease in interest expense.

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

Net interest margin, on a fully taxable equivalent basis, was 5.37% for the year ended December 31, 2014 compared to 5.19% and 4.70% for the same periods in 2013 and 2012, respectively. The numerous pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisitions of Liberty, Traditions and Broward have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, the Company continues to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2014, 2013 and 2012, as well as changes in fully taxable equivalent net interest margin for the years 2014 compared to 2013 and 2013 compared to 2012.

Table 5: Analysis of Net Interest Income

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest income	$335,888	$217,126	$177,135
Fully taxable equivalent adjustment	6,854	4,332	4,475

Interest income - fully taxable equivalent	342,742	221,458	181,610
Interest expense	18,870	14,531	21,535

Net interest income - fully taxable equivalent	$323,872	$206,927	$160,075

Yield on earning assets - fully taxable equivalent	5.68%	5.56%	5.34%
Cost of interest-bearing liabilities	0.38	0.44	0.74
Net interest spread - fully taxable equivalent	5.30	5.12	4.60
Net interest margin - fully taxable equivalent	5.37	5.19	4.70

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2014 vs. 2013	2013 vs. 2012
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$119,369	$37,621
Increase (decrease) in interest income due to change in earning asset yields	1,915	2,227
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(8,159)	(739)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	3,820	7,743

Increase (decrease) in net interest income	$116,945	$46,852

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2014, 2013 and 2012. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2014			2013			2012
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earning assets
Interest-bearing balances due from banks	$49,794	$97	0.19%	$102,777	$254	0.25%	$165,862	$379	0.23%
Federal funds sold	24,018	50	0.21	13,619	29	0.21	7,175	17	0.24
Investment securities – taxable	1,041,322	19,305	1.85	665,495	12,298	1.85	580,826	11,226	1.93
Investment securities - non- taxable	301,051	16,502	5.48	198,198	9,814	4.95	158,231	10,023	6.33
Loans receivable	4,613,919	306,788	6.65	3,005,470	199,063	6.62	2,490,901	159,965	6.42

Total interest-earning assets	6,030,104	$342,742	5.68	3,985,559	$221,458	5.56	3,402,995	$181,610	5.34

Non-earning assets	922,311			668,656			575,728

Total assets	$6,952,415			$4,654,215			$3,978,723

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$2,839,329	$5,279	0.19%	$1,939,497	$3,437	0.18%	$1,501,093	$3,572	0.24%
Time deposits	1,373,273	7,517	0.55	1,038,246	6,307	0.61	1,148,072	11,417	0.99

Total interest-bearing deposits	4,212,602	12,796	0.30	2,977,743	9,744	0.33	2,649,165	14,989	0.57
Federal funds purchased	956	3	0.31	520	4	0.77	273	1	0.37
Securities sold under agreement to repurchase	151,610	717	0.47	88,081	424	0.48	67,040	407	0.61
FHLB and other borrowed funds	486,742	4,041	0.83	191,258	3,841	2.01	136,312	4,364	3.20
Subordinated debentures	60,826	1,313	2.16	19,938	518	2.60	39,852	1,774	4.45

Total interest-bearing liabilities	4,912,736	18,870	0.38	3,277,540	14,531	0.44	2,892,642	21,535	0.74

Non-interest-bearing liabilities
Non-interest-bearing deposits	1,101,923			761,540			569,017
Other liabilities	21,469			25,071			22,946

Total liabilities	6,036,128			4,064,151			3,484,605
Stockholders’ equity	916,287			590,064			494,118

Total liabilities and stockholders’ equity	$6,952,415			$4,654,215			$3,978,723

Net interest spread			5.30%			5.12%			4.60%
Net interest income and margin		$323,872	5.37		$206,927	5.19		$160,075	4.70

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2014 compared to 2013 and 2013 compared to 2012 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Years Ended December 31,
	2014 over 2013			2013 over 2012
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(111)	$(46)	$(157)	$(154)	$29	$(125)
Federal funds sold	22	(1)	21	14	(2)	12
Investment securities - taxable	6,967	40	7,007	1,582	(510)	1,072
Investment securities - non-taxable	5,545	1,143	6,688	2,235	(2,444)	(209)
Loans receivable	106,946	779	107,725	33,944	5,154	39,098

Total interest income	119,369	1,915	121,284	37,621	2,227	39,848

Interest expense:
Interest-bearing transaction and savings deposits	1,666	176	1,842	901	(1,036)	(135)
Time deposits	1,881	(671)	1,210	(1,008)	(4,102)	(5,110)
Federal funds purchased	4	(5)	(1)	1	2	3
Securities sold under agreement to repurchase	300	(7)	293	112	(95)	17
FHLB and other borrowed funds	3,411	(3,211)	200	1,418	(1,941)	(523)
Subordinated debentures	897	(102)	795	(685)	(571)	(1,256)

Total interest expense	8,159	(3,820)	4,339	739	(7,743)	(7,004)

Increase (decrease) in net interest income	$111,210	$5,735	$116,945	$36,882	$9,970	$46,852

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

There was $904,000, $991,000 and $1.5 million provision for covered loans for years ended December 31, 2014, 2013 and 2012, respectively.

The $904,000 of provision for loan losses for the year ended December 31, 2014 is a result of the fourth quarter 2014 impairment testing on the estimated cash flows of the covered loans. This testing established that two pools outside of loss share had experienced material projected credit deterioration. While these loans are covered by loss share with the FDIC, the Company was not able to adjust the related indemnification asset due to the short time frame remaining on loss share coverage for these two pools. This resulted in a net provision equal to the loan losses of $904,000.

During the second quarter 2014 impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit improvement and had covered allowance for loan losses associated with them. The Company recorded net provision for loan losses of zero to the allowance for loan losses related to the improvement of the purchased credit impaired loans. The Company recorded $280,000 of provision for loan losses forecasted outside of loss share and a negative provision for loan loss of $1.4 million before change attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to decrease the related indemnification asset by $1.1 million resulting in a net provision of zero for the second quarter of 2014.

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

The $1.5 million of provision for loan losses for the year ended December 31, 2012 is a result of impairment testing on the estimated cash flows of the covered loans during 2012 which established that four pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at December 31, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

Our provision for loan losses for non-covered loans increased $17.6 million for the year ended December 31, 2014 to $21.8 million from $4.2 million for the year ended December 31, 2013. Our provision for loan losses for non-covered loans increased $2.9 million for the year ended December 31, 2013 to $4.2 million from $1.3 million for the year ended December 31, 2012. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $44.8 million in 2014, compared to $40.4 million in 2013 and $48.0 million in 2012. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the years ended December 31, 2014, 2013, and 2012, respectively, as well as changes for the years 2014 compared to 2013 and 2013 compared to 2012.

Table 9: Non-Interest Income

	Years Ended December 31,			2014 Change		2013 Change
	2014	2013	2012	from 2013		from 2012
	(Dollars in thousands)
Service charges on deposit accounts	$24,522	$17,870	$15,069	$6,652	37.2%	$2,801	18.6%
Other service charges and fees	23,914	15,733	12,428	8,181	52.0	3,305	26.6
Trust fees	1,378	335	—	1,043	311.3	335	100.0
Mortgage lending income	7,556	5,988	5,192	1,568	26.2	796	15.3
Insurance commissions	4,311	2,420	1,869	1,891	78.1	551	29.5
Income from title services	222	523	462	(301)	(57.6)	61	13.2
Increase in cash value of life insurance	1,210	836	873	374	44.7	(37)	(4.2)
Dividends from FHLB, FRB, Bankers’ bank & other	1,611	1,028	1,167	583	56.7	(139)	(11.9)
Gain on acquisitions	—	—	5,205	—	0.0	(5,205)	(100.0)
Gain on sale of SBA loans	183	135	404	48	35.6	(269)	(66.6)
Gain (loss) on sale of premises and equipment, net	322	397	324	(75)	(18.9)	73	22.5
Gain (loss) on OREO, net	2,191	1,651	(49)	540	32.7	1,700	(3,469.4)
Gain (loss) on securities, net	—	111	9	(111)	(100.0)	102	1,133.3
FDIC indemnification accretion/ (amortization), net	(25,752)	(10,401)	1,721	(15,351)	147.6	(12,122)	(704.4)
Other income	3,094	3,739	3,295	(645)	(17.3)	444	13.5

Total non-interest income	$44,762	$40,365	$47,969	$4,397	10.9%	$(7,604)	(15.9)%

The primary factors that resulted in the 2014 increase were improvements related to service charges on deposits, other service charges and fees, trust fees, mortgage lending, insurance, and net changes in OREO gains and losses offset by changes in gains and losses on sale of premises and equipment and an increase in amortization on our FDIC indemnification asset.

Additional details for the year ended December 31, 2014 on some of the more significant changes are as follows:

•	The $14.8 million increase in service charges on deposit accounts and other service charges and fees is primarily from our 2013 acquisition of Liberty and 2014 acquisitions of Traditions and Broward.

•	The $1.0 million increase in trust fees is primarily from our 2013 acquisition of Liberty.

•	The $1.6 million increase in mortgage lending income is primarily from the additional lending volume from the 2013 and 2014 acquisitions.

•	The $1.9 million increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $15.4 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $645,000 decrease in other income is primarily from $326,000 of tax-free life insurance proceeds during 2013. The proceeds were in connection with two former associates who were not with the Company at December 31, 2013.

In previous 2014 filings, we reported that we were interested in reaching an agreement with the FDIC to buy out the remaining Key West Bank loss share agreements associated with the March 26, 2010 acquisition of the Key West Bank loan portfolio. Presently, it is not likely that we will reach such agreement with the FDIC.

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

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts is primarily from our 2012 and 2013 acquisitions.

•	The increase in other service charges and fees is primarily from our 2012 and 2013 acquisitions. Included in this growth was approximately $269,000 of trust fees associated with the 69 days in which Liberty was part of the Company.

•	The increase in mortgage lending income is primarily related to mortgage lending activities resulting from the historically low rate environment during 2013 plus additional volume from the 2012 and 2013 acquisitions.

•	The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during 2013, including the payoff of one covered loan pool. As a result of the impairment testing, those loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event reduced the indemnification asset by approximately $20.9 million of which $10.3 million was recognized for the year ended December 31, 2013. The $20.9 million is being amortized over the weighted average life of the shared-loss agreement. As a result of the covered pool payoff, $1.9 million of unexpected 2013 cash flows was recognized as an adjustment to yield on loans for 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of earnings 2013 and is included in the $10.3 million.

•	The increase in insurance is primarily from internal growth and our Liberty acquisition.

•	The increase in other income is primarily from $326,000 of tax-free life insurance proceeds during 2013. The proceeds were in connection with two former associates who were not with the Company at December 31, 2013.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, other professional fees and legal and accounting fees.

Table 10 below sets forth a summary of non-interest expense for the years ended December 31, 2014, 2013, and 2012, as well as changes for the years ended 2014 compared to 2013 and 2013 compared to 2012.

Table 10: Non-Interest Expense

	Years Ended December 31,			2014 Change		2013 Change
	2014	2013	2012	from 2013		from 2012
	(Dollars in thousands)
Salaries and employee benefits	$77,025	$58,394	$47,289	$18,631	31.9%	$11,105	23.5%
Occupancy and equipment	25,031	17,168	14,500	7,863	45.8	2,668	18.4
Data processing expense	7,229	5,393	4,930	1,836	34.0	463	9.4
Other operating expenses:
Advertising	2,568	1,829	2,447	739	40.4	(618)	(25.3)
Merger and acquisition expenses	6,438	18,378	7,157	(11,940)	(65.0)	11,221	156.8
Amortization of intangibles	4,630	3,624	2,761	1,006	27.8	863	31.3
Electronic banking expense	5,308	4,207	3,175	1,101	26.2	1,032	32.5
Directors’ fees	912	767	807	145	18.9	(40)	(5.0)
Due from bank service charges	803	616	536	187	30.4	80	14.9
FDIC and state assessment	4,288	2,849	2,313	1,439	50.5	536	23.2
Insurance	2,538	2,449	1,774	89	3.6	675	38.0
Legal and accounting	2,012	1,393	1,065	619	44.4	328	30.8
Other professional fees	2,200	1,928	1,655	272	14.1	273	16.5
Operating supplies	1,928	1,439	1,134	489	34.0	305	26.9
Postage	1,331	945	896	386	40.8	49	5.5
Telephone	1,968	1,260	1,074	708	56.2	186	17.3
Other expense	15,734	10,668	8,855	5,066	47.5	1,813	20.5

Total non-interest expense	$161,943	$133,307	$102,368	$28,636	21.5%	$30,939	30.2%

Non-interest expense, excluding merger expenses, increased $40.6 million, or 35.3%, to $155.5 million for the year ended December 31, 2014, from $114.9 million for the same period in 2013. These increases primarily result from additional expense associated with the acquisitions of Liberty, Traditions and Broward during 2013 and 2014, respectively. These acquisitions have grown the Company from $4.24 billion in total assets as of December 31, 2012 to $7.40 billion as of December 31, 2014.

Non-interest expense, excluding merger expenses, increased $19.7 million, or 20.7%, to $114.9 million for the year ended December 31, 2013, from $95.2 million for the same period in 2012. These increases primarily result from additional expense associated with the acquisitions during 2012 and 2013. These acquisitions grew the Company from $3.60 billion in total assets as of December 31, 2011 to $6.81 billion as of December 31, 2013. The decrease in advertising is primarily the result of management at its discretion deciding to spend a reduced amount of advertising during 2013.

Income Taxes

The provision for income taxes increased $26.2 million, or 68.9%, to $64.1 million for the year ended December 31, 2014, from $38.0 million for 2013. The provision for income taxes increased $2.5 million, or 7.1%, to $38.0 million for the year ended December 31, 2013, from $35.4 million for 2012. The effective tax rate for the years ended December 31, 2014, 2013 and 2012 were 36.18%, 36.33% and 35.99%, respectively. The primary cause of the increase in the provision for income taxes is the result of our higher earnings.

Financial Conditions as of and for the Years Ended December 31, 2014 and 2013

Our total assets increased $591.4 million, an increase of 8.7%, to $7.40 billion as of December 31, 2014, from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased $622.9 million, an increase of 14.9%, to $4.82 billion as of December 31, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the recent acquisitions of $241.6 million from Traditions non-covered loans and $121.1 million from Broward non-covered loans plus $260.1 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $42.3 million, a reduction of 15.0%, to $240.2 million as of December 31, 2014, from $282.5 million as of December 31, 2013. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2014. Stockholders’ equity increased $174.3 million, an increase of 20.7%, to $1.02 billion as of December 31, 2014, compared to $841.0 million as of December 31, 2013. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders and $30.2 million of common stock issued to the Broward shareholders combined with the $124.2 million of comprehensive income less the $23.2 million of dividends paid for 2014.

Our total assets increased $2.57 billion, an increase of 60.6%, to $6.81 billion as of December 31, 2013, from $4.24 billion as of December 31, 2012. Excluding the $2.82 billion of assets acquired from our 2013 acquisition of Liberty, our total assets as of December 31, 2013 decreased $249.6 million, a decline of 5.9%. Our loan portfolio not covered by loss share increased $1.86 billion, an increase of 79.9%, to $4.19 billion as of December 31, 2013, from $2.33 billion as of December 31, 2012. Excluding the $1.73 billion of loans acquired during the year from our 2013 acquisition of Liberty, our loan portfolio not covered by loss share increased by $131.6 million, an increase of 5.6%. The increase in the non-covered loan portfolio is primarily associated with the improved loan demand from historical lows in the prior years. Our loan portfolio covered by loss share decreased by $102.4 million, a reduction of 26.6%, to $282.5 million as of December 31, 2013, from $384.9 million as of December 31, 2012. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2013. Stockholders’ equity increased $325.5 million, an increase of 63.1%, to $841.0 million as of December 31, 2013, compared to $515.5 million as of December 31, 2012. The increase in stockholders’ equity is primarily associated with the $290.1 million of common stock issued to the Liberty shareholders combined with the $50.4 million of comprehensive income less the $17.0 million of dividends paid for 2013.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $4.35 billion during 2014, $2.67 billion during 2013 and $2.06 billion during 2012. Non-covered loans were $4.82 billion, $4.19 billion and $2.33 billion as of December 31, 2014, 2013 and 2012, respectively. Excluding the $362.7 million of loans acquired from Traditions and Broward, our non-covered loan portfolio increased $260.1 million, or 6.2%, from 2013 to 2014. Excluding the $1.73 billion of loans acquired from Liberty, our non-covered loan portfolio increased $131.6 million, or 5.6%, from 2012 to 2013. The loan growth for 2014 and 2013 as compared to previous years indicates improvements in the economic environment. In prior years we experienced lower loan demand and payoffs in our non-covered portfolio as our customers grew more cautious in the weaker economy.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.35 billion, $1.27 billion and $197.0 million as of December 31, 2014 in Arkansas, Florida and Alabama, respectively.

As of December 31, 2014, we had $355.5 million of construction/land development loans which were collateralized by land. This consisted of $214.1 million for raw land and $141.4 million for land with commercial and/or residential lots.

Table 11 presents our period end loan balances not covered by loss share by category as of December 31, 2014, 2013, 2012, 2011, and 2010.

Table 11: Non-Covered Loan Portfolio

	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$1,987,890	$1,739,668	$1,019,039	$698,986	$805,635
Construction/land development	700,139	562,667	254,800	361,846	348,768
Agricultural	72,211	81,618	32,513	28,535	26,798
Residential real estate loans:
Residential 1-4 family	963,990	913,332	549,269	349,543	371,381
Multifamily residential	250,222	213,232	129,742	56,909	59,319

Total real estate	3,974,452	3,510,517	1,985,363	1,495,819	1,611,901
Consumer	56,720	69,570	37,462	37,923	51,642
Commercial and industrial	670,124	511,421	256,908	176,276	184,014
Agricultural	48,833	37,129	19,825	21,784	16,549
Other	67,185	65,800	31,641	28,284	28,268

Loans receivable not covered by loss share	$4,817,314	$4,194,437	$2,331,199	$1,760,086	$1,892,374

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2014, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $1.04 billion ($1.07 billion gross loans less $31.3 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of December 31, 2014, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $85.9 million ($123.9 million gross loans less $38.0 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan charged down significantly prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, this recovery is increasing the yield on the impaired loans over the weighted average life of the loans in the pool going forward by $4.7 million.

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

As of December 31, 2014, non-covered commercial real estate loans totaled $2.76 billion, or 57.3% of our non-covered loan, which is comparable to $2.38 billion, or 56.8% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial real estate loans were $1.86 billion, $784.3 million and $116.3 million at December 31, 2014, respectively.

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

As of December 31, 2014, non-covered residential real estate loans totaled $1.21 billion, or 25.2% of our non-covered loan portfolio, compared to $1.13 billion, or 26.9% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered residential real estate loans were $851.5 million, $304.2 million and $58.6 million at December 31, 2014, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2014, our non-covered consumer loan portfolio totaled $56.7 million, or 1.2% of our total non-covered loan portfolio, compared to the $69.6 million, or 1.7% of our non-covered loan portfolio as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered consumer loans were $38.0 million, $17.4 million and $1.3 million at December 31, 2014, respectively.

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

As of December 31, 2014, non-covered commercial and industrial loans outstanding totaled $670.1 million, or 13.9% of our non-covered loan portfolio, which is comparable to $511.4 million, or 12.2% of our non-covered loan portfolio, as of December 31, 2013. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $496.6 million, $153.0 million and $20.6 million at December 31, 2014, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of December 31, 2014

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,987,890	$93,979	$2,081,869
Construction/land development	700,139	39,946	740,085
Agricultural	72,211	943	73,154
Residential real estate loans
Residential 1-4 family	963,990	87,309	1,051,299
Multifamily residential	250,222	8,617	258,839

Total real estate	3,974,452	230,794	4,205,246
Consumer	56,720	16	56,736
Commercial and industrial	670,124	8,651	678,775
Agricultural	48,833	—	48,833
Other	67,185	727	67,912

Total	$4,817,314	$240,188	$5,057,502

Table 13 presents the distribution of the maturity of our total loans as of December 31, 2014. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

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

Table 13: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$282,254	$1,263,511	$536,104	$2,081,869
Construction/land development	266,196	390,160	83,729	740,085
Agricultural	15,875	44,389	12,890	73,154
Residential real estate loans
Residential 1-4 family	229,667	530,061	291,571	1,051,299
Multifamily residential	42,685	97,256	118,898	258,839

Total real estate	836,677	2,325,377	1,043,192	4,205,246
Consumer	21,768	33,210	1,758	56,736
Commercial and industrial	210,842	361,060	106,873	678,775
Agricultural	31,778	15,242	1,813	48,833
Other	7,378	47,176	13,358	67,912

Total loans receivable	$1,108,443	$2,782,065	$1,166,994	$5,057,502

Non-covered with fixed interest rates	$808,197	$2,348,280	$660,428	$3,816,905
Non-covered with floating interest rates	156,061	244,634	386,740	787,435
Purchased credit impaired loans acquired	144,185	189,151	119,826	453,162

Total	$1,108,443	$2,782,065	$1,166,994	$5,057,502

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

We have non-covered loans acquired with deteriorated credit quality in our December 31, 2014 financial statements as a result of our acquisitions the past few years. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 14 below:

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

Table 14 sets forth information with respect to our non-performing non-covered assets as of December 31, 2014, 2013, 2012, 2011, and 2010. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 14: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual non-covered loans	$24,691	$15,133	$21,336	$26,496	$48,924
Non-covered loans past due 90 days or more (principal or interest payments)	14,871	23,141	5,937	993	578

Total non-performing non-covered loans	39,562	38,274	27,273	27,489	49,502

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	16,951	29,869	20,393	16,660	11,626
Other non-performing non-covered assets	—	281	164	8	77

Total other non-performing non-covered assets	16,951	30,150	20,557	16,668	11,703

Total non-performing non-covered assets	$56,513	$68,424	$47,830	$44,157	$61,205

Allowance for loan losses for non-covered loans to non-performing non-covered loans	132.63%	101.95%	165.62%	189.64%	107.77%
Non-performing non-covered loans to total non-covered loans	0.82	0.91	1.17	1.56	2.62
Non-performing non-covered assets to total non-covered assets	0.79	1.07	1.30	1.53	2.08

Our non-performing non-covered loans are comprised of non-accrual non-covered loans and accruing non-covered loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses. The Florida franchise contained approximately 37.4% and 53.1% of our non-performing non-covered loans as of December 31, 2014 and 2013, respectively.

Total non-performing non-covered loans were $39.6 million as of December 31, 2014, compared to $38.3 million as of December 31, 2013 for an increase of $1.3 million. Of the $1.3 million increase in non-performing loans, $6.5 million is from an increase in non-performing loans in our Arkansas market, $5.5 million from a decrease in non-performing loans in our Florida market and $295,000 from an increase in non-performing loans in our Alabama market. Non-performing loans at December 31, 2014 are $24.5 million, $14.8 million and $302,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2014, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2015. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDR”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2014, we had $26.9 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 14. Our Florida market contains $10.3 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2014, the amount of troubled debt restructurings was $26.9 million, a decrease of 38.1% from $43.5 million at December 31, 2013. As of December 31, 2014 and 2013, 100.0% and 98.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $17.0 million as of December 31, 2014, compared to $29.9 million as of December 31, 2013 for a decrease of $12.9 million. The foreclosed assets held for sale not covered by loss share as of December 31, 2014 are comprised of $14.8 million of assets located in Arkansas, $2.2 million of assets located in Florida and the remaining $15,000 located in Alabama.

During 2014, we had three non-covered foreclosed properties with a carrying value greater than $1.0 million. Two of these properties were acquired in the Liberty acquisition and hold an aggregate carrying value of $4.2 million at December 31, 2014. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at December 31, 2014. The Company does not currently anticipate any additional losses on these properties. As of December 31, 2014, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

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

Table 15 shows the summary of foreclosed assets held for sale as of December 31, 2014, 2013, 2012, 2011 and 2010.

Table 15: Total Foreclosed Assets Held For Sale

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,894	$3,935	$10,829	$8,422	$9,677	$18,099
Construction/land development	6,189	2,847	9,036	17,675	5,517	23,192
Agricultural	—	3	3	—	651	651
Residential real estate loans
Residential 1-4 family	3,381	1,086	4,467	3,772	5,154	8,926
Multifamily residential	487	—	487	—	—	—

Total foreclosed assets held for sale	$16,951	$7,871	$24,822	$29,869	$20,999	$50,868

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,532	$9,024	$16,556	$8,159	$10,166	$18,325
Construction/land development	7,343	13,586	20,929	4,822	14,796	19,618
Agricultural	—	599	599	525	599	1,124
Residential real estate loans
Residential 1-4 family	5,518	8,317	13,835	3,154	9,617	12,771

Total foreclosed assets held for sale	$20,393	$31,526	$51,919	$16,660	$35,178	$51,838

	As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,697	$6,196	$11,893
Construction/land development	3,489	—	3,489
Agricultural	—	—	—
Residential real estate loans
Residential 1-4 family	2,176	15,372	17,548
Multifamily residential	264	—	264

Total foreclosed assets held for sale	$11,626	$21,568	$33,194

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDR’s and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2014, average non-covered impaired loans were $91.8 million compared to $104.1 million as of December 31, 2013. As of December 31, 2014, non-covered impaired loans were $85.4 million compared to $106.5 million as of December 31, 2013 for a decrease of $21.1 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation and loans categorized as TDR’s. As of December 31, 2014, our Florida and Alabama markets accounted for approximately $34.7 million and $302,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with the 2010 FDIC-assisted acquisitions, the 2012 acquisitions of Heritage and Premier and certain loans during the 2013 and 2014 acquisitions of Liberty and Broward, respectively, for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, the Company has included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

As of December 31, 2014 and 2013, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 16 shows the summary non-accrual loans as of December 31, 2014, 2013, 2012, 2011 and 2010:

Table 16: Total Non-Accrual Loans

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,901	$—	$8,901	$5,093	$—	$5,093
Construction/land development	926	—	926	1,080	—	1,080
Agricultural	—	—	—	89	—	89
Residential real estate loans
Residential 1-4 family	11,949	—	11,949	7,283	—	7,283
Multifamily residential	1,344	—	1,344	1	—	1

Total real estate	23,120	—	23,120	13,546	—	13,546
Consumer	279	—	279	124	—	124
Commercial and industrial	1,108	—	1,108	1,463	—	1,463
Agricultural	—	—	—	—	—	—
Other	184	—	184	—	—	—

Total non-accrual loans	$24,691	$—	$24,691	$15,133	$—	$15,133

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,659	$—	$3,659	$7,055	$—	$7,055
Construction/land development	2,680	—	2,680	2,226	—	2,226
Agricultural	140	—	140	178	—	178
Residential real estate loans
Residential 1-4 family	9,972	—	9,972	12,867	—	12,867
Multifamily residential	3,215	—	3,215	—	—	—

Total real estate	19,666	—	19,666	22,326	—	22,326
Consumer	593	—	593	1,369	—	1,369
Commercial and industrial	1,077	—	1,077	1,598	—	1,598
Agricultural	—	—	—	—	—	—
Other	—	—	—	1,203	—	1,203

Total non-accrual loans	$21,336	$—	$21,336	$26,496	$—	$26,496

	As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,535	$—	$16,535
Construction/land development	6,808	—	6,808
Agricultural	220	—	220
Residential real estate loans
Residential 1-4 family	15,995	—	15,995
Multifamily residential	5,122	—	5,122

Total real estate	44,680	—	44,680
Consumer	1,308	—	1,308
Commercial and industrial	2,935	—	2,935
Agricultural	—	—	—
Other	1	—	1

Total non-accrual loans	$48,924	$—	$48,924

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.3 million for the year ended December 31, 2014, $1.2 million in 2013, and $1.5 million in 2012 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2014, 2013 and 2012 was considered immaterial.

Table 17 shows the summary of accruing past due loans 90 days or more as of December 31, 2014, 2013, 2012, 2011 and 2010:

Table 17: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,880	$9,029	$14,909	$7,914	$15,287	$23,201
Construction/land development	734	4,376	5,110	4,879	8,410	13,289
Agricultural	34	72	106	—	162	162
Residential real estate loans
Residential 1-4 family	4,128	7,597	11,725	6,492	10,177	16,669
Multifamily residential	691	—	691	1	357	358

Total real estate	11,467	21,074	32,541	19,286	34,393	53,679
Consumer	579	—	579	100	—	100
Commercial and industrial	2,825	1,387	4,212	3,755	825	4,580
Other	—	32	32	—	624	624

Total loans accruing past due 90 days or more	$14,871	$22,493	$37,364	$23,141	$35,842	$58,983

	As of December 31, 2012			As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,437	$32,227	$33,664	$—	$34,765	$34,765
Construction/land development	1,296	14,962	16,258	—	42,808	42,808
Agricultural	—	548	548	—	328	328
Residential real estate loans
Residential 1-4 family	2,589	20,005	22,594	750	35,452	36,202
Multifamily residential	—	—	—	92	—	92

Total real estate	5,322	67,742	73,064	842	113,353	114,195
Consumer	95	—	95	132	265	397
Commercial and industrial	520	3,121	3,641	19	4,995	5,014

Total loans accruing past due 90 days or more	$5,937	$70,863	$76,800	$993	$118,613	$119,606

	As of December 31, 2010
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$32,695	$32,695
Construction/land development	1	45,920	45,921
Agricultural	—	1,407	1,407
Residential real estate loans
Residential 1-4 family	535	25,164	25,699
Multifamily residential	—	—	—

Total real estate	536	105,186	105,722
Consumer	34	335	369
Commercial and industrial	8	4,740	4,748

Total loans accruing past due 90 days or more	$578	$110,261	$110,839

The Company’s total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 9.4% and 12.7% as of December 31, 2014 and 2013, respectively.

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

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if an appraisal is older than 13 months and if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order a new appraisal for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower’s repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses for non-covered loans. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal is required, it is ordered and will be taken into consideration during the next completion of the impairment analysis.

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history. If the loan is over $1.0 million or the total loan relationship is over $2.0 million, our policy requires an annual credit review. In addition, we update all financial information and calculate the global repayment ability of the borrower/guarantors.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased by approximately $743.0 million from $3.77 billion at December 31, 2013 to $4.51 billion at December 31, 2014. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.65% at December 31, 2013 to 0.96% at December 31, 2014. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs decreased to $11.3 million for the year ended December 31, 2014, compared to $14.2 million for the same period in 2013. Total non-covered recoveries decreased to $3.0 million for the year ended December 31, 2014, compared to $3.9 million for the same period in 2013. For the year ended December 31, 2014, the net charge-offs were $5.1 million for Arkansas, $2.9 million for Florida, and $347,000 for Alabama, respectively, equaling a net charge-off position of $8.3 million.

The net loans charged off for non-covered loans for the years ended December 31, 2014, 2013 and 2012 were $8.3 million, $10.3 million and $8.2 million. For the years ended December 31, 2014, 2013 and 2012, approximately $2.9 million, $1.8 million and $5.0 million, respectively, of the net charge offs are from our Florida market. The remaining $5.4 million, $8.5 million and $3.2 million predominately related to net charge-offs on loans in our Arkansas market for the years ended December 31, 2014, 2013 and 2012, respectively.

During 2014, there were $11.3 million in charge-offs and $3.0 million in recoveries. While the charge-offs and recoveries consisted of many relationships, there was one individual relationship consisting of a charge-off greater than $1.0 million. The relationship is a Florida relationship consisting of one non-farm/non-residential real estate loan for approximately $1.0 million of debt. The total amount of the charge-off related to this relationship was $1.0 million during 2014.

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

Table 18 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010.

Table 18: Analysis of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$39,022	$45,170	$52,129	$53,348	$42,968
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	2,322	4,054	1,384	3,850	16,705
Construction/land development	973	998	1,086	3,590	10,274
Agricultural	—	—	—	226	—
Residential real estate loans:
Residential 1-4 family	2,783	3,972	4,328	2,005	10,731
Multifamily residential	266	2,336	95	1,294	—

Total real estate	6,344	11,360	6,893	10,965	37,710
Consumer	355	926	865	2,464	2,500
Commercial and industrial	2,166	537	1,342	571	24,227
Agricultural	—	—	—	—	—
Other	2,440	1,374	1,693	695	16

Total loans charged off	11,305	14,197	10,793	14,695	64,453

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	242	2,070	970	212	800
Construction/land development	342	34	9	827	55
Agricultural	—	1	234	66	68
Residential real estate loans:
Residential 1-4 family	912	880	674	510	492
Multifamily residential	37	102	4	1,967	—

Total real estate	1,533	3,087	1,891	3,582	1,415
Consumer	246	145	134	183	501
Commercial and industrial	306	72	124	5,817	50
Agricultural	—	—	—	—	—
Other	909	556	435	394	17

Total recoveries	2,994	3,860	2,584	9,976	1,983

Net (recoveries) loans charged off	8,311	10,337	8,209	4,719	62,470
Provision for loan losses	21,760	4,189	1,250	3,500	72,850

Balance, end of year	$52,471	$39,022	$45,170	$52,129	$53,348

Net charge-offs on loans not covered by loss share to average non-covered loans	0.19%	0.39%	0.40%	0.26%	3.19%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.09	0.93	1.94	2.96	2.83
Allowance for loan losses for non-covered loans to net charge-offs	631	377	550	1,105	85

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31,” for additional information on non-GAAP tabular disclosure.

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

The changes for the years ended December 31, 2014 and 2013 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 19 presents the allocation of allowance for loan losses for non-covered loans as of the dates indicated.

Table 19: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2014		2013		2012		2011		2010
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$16,872	41.3%	$14,848	41.4%	$19,781	43.7%	$20,160	39.7%	$16,874	42.6%
Construction/land development	8,116	14.5	6,282	13.4	5,816	10.9	7,945	20.6	12,002	18.5
Agricultural	355	1.5	252	1.9	193	1.4	208	1.6	373	1.4
Residential real estate loans:
Residential 1-4 family	9,909	20.0	6,072	21.8	10,467	23.6	9,586	19.9	11,065	19.6
Multifamily residential	3,537	5.2	2,817	5.1	3,346	5.6	2,610	3.2	3,232	3.1

Total real estate	38,789	82.5	30,271	83.6	39,603	85.2	40,509	85.0	43,546	85.2
Consumer	763	1.2	632	1.7	894	1.6	1,780	2.2	815	2.7
Commercial and industrial	5,950	13.9	1,933	12.2	3,870	11.0	6,308	10.0	6,357	9.7
Agricultural	5,035	1.0	1,931	0.9	394	0.8	1,478	1.2	207	0.9
Other	—	1.4	—	1.6	—	1.4	—	1.6	—	1.5
Unallocated	1,934	—	4,255	—	409	—	2,054	—	2,423	—

Total	$52,471	100.0%	$39,022	100.0%	$45,170	100.0%	$52,129	100.0%	$53,348	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.5 million and $4.8 million at December 31, 2014 and 2013, respectively.

Total charge-offs for covered loans decreased to $2.8 million for the year ended December 31, 2014, compared to $5.3 million for the same period in 2013. Total recoveries for covered loans increased to $734,000 for the year ended December 31, 2014, compared to $200,000 for the same period in 2013. There were $904,000 and $991,000 of provision for loan losses taken on covered loans during the year ended December 31, 2014 and 2013, respectively.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.7 years as of December 31, 2014.

As of December 31, 2014 and 2013 we had $356.8 million and $114.6 million of held-to-maturity securities, respectively. Of the $356.8 million of held-to-maturity securities, $4.7 million were invested in U.S. Government- sponsored enterprises, $161.1 million were invested in mortgage-backed securities and $191.0 million were invested in state and political subdivisions as of December 31, 2014. All of the held-to-maturity securities were invested in state and political subdivisions as of December 31, 2013.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.07 billion and $1.18 billion as of December 31, 2014 and 2013, respectively.

As of December 31, 2014, $503.1 million, or 47.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $461.6 million, or 39.3%, of our available-for-sale securities as of December 31, 2013. To reduce our income tax burden, $176.6 million, or 16.6%, of our available-for-sale securities portfolio as of December 31, 2014, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $195.5 million, or 16.6%, of our available-for-sale securities as of December 31, 2013. Also, we had approximately $336.1 million, or 31.5%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2014, compared to $463.5 million, or 39.4%, of our available-for-sale securities as of December 31, 2013.

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

Table 20 presents the carrying value and fair value of investment securities for each of the years indicated.

Table 20: Investment Securities

	As of December 31,
	2014				2013
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$333,880	$2,467	$(269)	$336,078	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	500,292	4,235	(1,445)	503,082	462,510	3,343	(4,265)	461,588
State and political subdivisions	170,207	6,522	(88)	176,641	196,472	3,085	(4,045)	195,512
Other securities	51,375	437	(326)	51,486	55,780	216	(1,153)	54,843

Total	$1,055,754	$13,661	$(2,128)	$1,067,287	$1,182,297	$7,974	$(14,787)	$1,175,484

Held-to-maturity
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715	$—	$—	$—	$—
Mortgage-backed securities	161,051	580	(193)	161,438	—	—	—	—
State and political subdivisions	191,015	5,178	(74)	196,119	114,621	361	(1,081)	113,901

Total	$356,790	$5,760	$(278)	$362,272	$114,621	$361	$(1,081)	$113,901

	As of December 31,
	2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$187,811	$3,011	$(76)	$190,746
Mortgage-backed securities	316,770	8,751	(180)	325,341
State and political subdivisions	182,515	8,219	(96)	190,638
Other securities	19,379	138	(19)	19,498

Total	$706,475	$20,119	$(371)	$726,223

Held-to-maturity
State and political subdivisions	$—	$—	$—	$—

Total	$—	$—	$—	$—

Table 21 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2014, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 21: Maturity Distribution of Investment Securities

	As of December 31, 2014
		1 Year	5 Years		Total	Total
	1 Year	Through	Through	Over	Amortized	Fair
	or Less	5 Years	10 Years	10 Years	Cost	Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$214,641	$112,730	$5,015	$1,494	$333,880	$336,078
Mortgage-backed securities	52,767	354,629	71,650	21,246	500,292	503,082
State and political subdivisions	42,995	87,485	39,727	—	170,207	176,641
Other securities	17,638	12,528	17,587	3,622	51,375	51,486

Total	$328,041	$567,372	$133,979	$26,362	$1,055,754	$1,067,287

Percentage of total amortized cost	31.1%	53.7%	12.7%	2.5%	100.0%

Weighted average yield	2.4%	2.4%	3.0%	2.7%	2.5%

Held-to-maturity
U.S. Government-sponsored enterprises	$—	$1,595	$3,129	$—	$4,724	$4,715
Mortgage-backed securities	21,397	84,477	43,337	11,840	161,051	161,438
State and political subdivisions	53,517	80,709	24,322	32,467	191,015	196,119

Total	$74,914	$166,781	$70,788	$44,307	$356,790	$362,272

Percentage of total amortized cost	21.0%	46.7%	19.8%	12.4%	100.0%

Weighted average yield	3.9%	3.0%	3.3%	5.9%	3.6%

Deposits

Our deposits averaged $5.31 billion for the year ended December 31, 2014, and $3.74 billion for 2013. Total deposits increased $30.9 million, or 0.6%, to $5.42 billion as of December 31, 2014, from $5.39 billion as of December 31, 2013. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of December 31, 2014 and 2013, brokered deposits were $33.6 million and $100.4 million, respectively. Included in these brokered deposits are $28.6 million and $41.2 million of Certificate of Deposit Account Registry Service (CDARS) as of December 31, 2014 and 2013, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 22 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2014, 2013, and 2012.

Table 22: Average Deposit Balances and Rates

	Years Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,101,923	—%	$761,540	—%	$569,017	—%
Interest-bearing transaction accounts	2,465,881	0.20	1,697,840	0.19	1,333,572	0.25
Savings deposits	373,448	0.07	241,657	0.08	167,521	0.15
Time deposits:
$100,000 or more	735,404	0.65	551,757	0.67	639,889	0.77
Other time deposits	637,869	0.43	486,489	0.54	508,183	1.28

Total	$5,314,525	0.24%	$3,739,283	0.26%	$3,218,182	0.47%

Table 23 presents our maturities of large denomination time deposits as of December 31, 2014 and 2013.

Table 23: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2014		2013
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$196,672	29.2%	$259,571	29.3%
Over three months to six months	144,204	21.4	190,062	21.5
Over six months to 12 months	207,302	30.8	249,724	28.2
Over 12 months	125,143	18.6	185,299	21.0

Total	$673,321	100.0%	$884,656	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $15.5 million, or 9.6%, from $161.0 million as of December 31, 2013 to $176.5 million as of December 31, 2014.

FHLB Borrowings

Our FHLB borrowed funds were $698.0 million and $350.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $905.6 million and $373.5 million as of December 31, 2014 and 2013, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of December 31, 2014 and 2013, respectively.

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

Stockholders’ Equity

Stockholders’ equity was $1.02 billion at December 31, 2014 compared to $841.0 million at December 31, 2013, an increase of 20.7%. As of December 31, 2014 and 2013, our equity to asset ratio was 13.7% and 12.3% respectively. Book value per share was $15.03 at December 31, 2014 compared to $12.92 at December 31, 2013, a 16.3% increase.

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

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.35, $0.29 and $0.29 per share for the years ended December 31, 2014, 2013 and 2012, respectively. During 2012, we paid four regular quarterly cash dividends totaling $0.225 per share and one special cash dividend during December 2012 of $0.065 per share. The common stock dividend payout ratio for the year ended December 31, 2014, 2013 and 2012 was 20.97%, 25.51% and 25.89%, respectively.

Stock Repurchase Program. The Company did not utilize its previously approved stock repurchase program during 2014 or 2013. During 2012, the Company utilized a portion of this stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. For 2012, the Company repurchased a total of 910,896 shares with a weighted average stock price of $14.86 per share. The 2012 earnings were used to fund these repurchases. The total shares repurchased to date under the program are 1,510,896 shares. The remaining balance available for repurchase is 865,104 shares at December 31, 2014.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses and dividends are current cash on hand ($58.7 million as of December 31, 2014) and dividends received from our bank subsidiary.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2014 and 2013, we met all regulatory capital adequacy requirements to which we were subject.

Table 24 presents our risk-based capital ratios as of December 31, 2014 and 2013.

Table 24: Risk-Based Capital

	As of December 31,
	2014	2013
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,015,292	$840,955
Qualifying trust preferred securities	59,000	59,000
Goodwill and core deposit intangibles, net	(345,762)	(323,272)
Unrealized (gain) loss on available-for-sale securities	(7,009)	4,140
Deferred tax assets	—	(31,330)

Total Tier 1 capital	721,521	549,493

Tier 2 capital
Qualifying allowance for loan losses	55,011	43,815

Total Tier 2 capital	55,011	43,815

Total risk-based capital	$776,532	$593,308

Average total assets for leverage ratio	$7,000,248	$5,859,902

Risk weighted assets	$5,747,191	$5,051,558

Ratios at end of year
Leverage ratio	10.31%	9.38%
Tier 1 risk-based capital	12.55	10.88
Total risk-based capital	13.51	11.75
Minimum guidelines
Leverage ratio	4.00%	4.00%
Tier 1 risk-based capital	4.00	4.00
Total risk-based capital	8.00	8.00

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

Table 25 presents actual capital amounts and ratios as of December 31, 2014 and 2013, for our bank subsidiary and us.

Table 25: Capital and Ratios

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2014
Leverage ratios:
Home	$721,521	10.31%	$279,931	4.00%	$	N/A	N/A	%
Centennial	653,611	9.25	282,643	4.00		353,303	5.00
Tier 1 capital ratios:
Home	$721,521	12.55%	$229,967	4.00%	$	N/A	N/A	%
Centennial	653,611	11.41	229,136	4.00		343,704	6.00
Total risk-based capital ratios:
Home	$776,532	13.51%	$459,826	8.00%	$	N/A	N/A	%
Centennial	708,622	12.38	457,914	8.00		572,393	10.00
As of December 31, 2013
Leverage ratios:
Home	$549,493	9.38%	$234,325	4.00%	$	N/A	N/A	%
Centennial	540,930	8.32	260,063	4.00		325,078	5.00
Tier 1 capital ratios:
Home	$549,493	10.88%	$202,019	4.00%	$	N/A	N/A	%
Centennial	540,930	10.68	202,596	4.00		303,893	6.00
Total risk-based capital ratios:
Home	$593,308	11.75%	$403,954	8.00%	$	N/A	N/A	%
Centennial	584,745	11.55	405,018	8.00		506,273	10.00

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

Table 26 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2014.

Table 26: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$2,795	$4,032	$2,782	$3,257	$12,866
FHLB advances	568,528	19,788	105,681	3,960	697,957
Subordinated debentures	—	—	—	60,826	60,826
Loan commitments	406,199	166,640	143,057	135,896	851,792
Letters of credit	20,670	1,402	1,098	—	23,170

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

The Company experienced a $21.8 million provision for loan losses for non-covered loans during the year ended December 31, 2014 which is an increase versus the same periods in 2013 and 2012. Included in the December 31, 2014 year ended provision was $2.2 million of provision for loan losses associated with purchased credit impaired loans acquired. This expected increase is not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, virtually none of the Liberty footprint loans had any allocation of the allowance for loan losses at year end. This is the result of all loans acquired on October 24, 2013 from Liberty being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.77 billion of purchased non-covered loans, which includes $139.7 million of discount for credit losses on non-covered loans acquired, at December 31, 2014. We had $2.04 billion of purchased non-covered loans, which includes $174.6 million of discount for credit losses on non-covered loans acquired at December 31, 2013. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 27 through 31 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 27: Non-GAAP Earnings

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
GAAP net income	$113,063	$66,520	$63,022
Accretion to net interest income	(60,233)	(25,257)	(10,740)
Provision for loan losses(1)	19,545	4,189	1,250
FDIC indemnification accretion/(amortization), net	25,752	10,401	(1,721)
FDIC true-up accrual	1,403	937	492
Amortization of intangible assets	4,630	3,624	2,761
Merger and acquisition expenses	6,438	18,378	7,157
Tax impact of the above items	1,498	(7,458)	487

Non-GAAP impact to net income	(967)	4,814	(314)

Non-GAAP net income	$112,096	$71,334	$62,708

GAAP diluted earnings per share	$1.70	$1.14	$1.11
Impact of purchase accounting, net of tax	(0.01)	0.08	(0.01)

Non-GAAP diluted earnings per share	$1.69	$1.22	$1.10

Average diluted shares outstanding	66,331	58,252	56,630

(1)	Provision for loan losses is shown net of provision for purchased credit impaired loans.

Table 28: Average Yield on Loans

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest income on loans receivable – FTE	$306,788	$199,063	$159,965
Purchase accounting accretion	60,630	24,897	9,425

Non-GAAP interest income on loans receivable – FTE	$246,158	$174,166	$150,540

Average loans	$4,613,919	$3,005,470	$2,490,901
Average purchase accounting loan discounts (1)	245,126	276,801	252,349

Average loans (non-GAAP)	$4,859,045	$3,282,271	$2,743,250

Average yield on loans (reported)	6.65%	6.62%	6.42%
Average contractual yield on loans (non-GAAP)	5.07	5.31	5.49

(1)	Balance includes $139.7 million of discount of credit losses for non-covered loans acquired as of December 31, 2014.

Table 29: Average Cost of Deposits

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest expense on deposits	$12,796	$9,744	$14,989
Amortization of time deposit (premiums)/discounts, net	(397)	360	1,315

Non-GAAP interest expense on deposits	$12,399	$10,104	$16,304

Average interest-bearing deposits	$4,212,602	$2,977,743	$2,649,165
Average unamortized CD (premium)/discount, net	(183)	(761)	(1,420)

Average interest-bearing deposits (non-GAAP)	$4,212,419	$2,976,982	$2,647,745

Average cost of deposits (reported)	0.30%	0.33%	0.57%
Average contractual cost of deposits (non-GAAP)	0.29	0.34	0.62

Table 30: Net Interest Margin

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net interest income – FTE	$323,872	$206,927	$160,075
Total purchase accounting accretion	60,233	25,257	10,740

Non-GAAP net interest income – FTE	$263,639	$181,670	$149,335

Average interest-earning assets	$6,030,104	$3,985,559	$3,402,995
Average purchase accounting loan discounts	245,126	276,801	252,349

Average interest-earning assets (non-GAAP)	$6,275,230	$4,262,360	$3,655,344

Net interest margin (reported)	5.37%	5.19%	4.70%
Net interest margin (non-GAAP)	4.20	4.26	4.09

Table 31: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of December 31, 2014
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$3,044,153	$1,773,161	$4,817,314
Loan balance reported plus discount (B)	3,044,153	1,912,881	4,957,034
Allowance for loan losses for non-covered loans (C)	52,471	—	52,471
Discount for credit losses on non-covered loans acquired (D)	—	139,720	139,720

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$52,471	$139,720	$192,191

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.72%	N/A	1.09%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	7.30%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.88%

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

We had $346.3 million, $324.0 million, and $97.7 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2014, 2013 and 2012, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 32 through 36, respectively.

Table 32: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
GAAP net income available to common stockholders	$113,063	$66,520	$63,022
Intangible amortization after-tax	2,814	2,202	1,678

Earnings available to common stockholders excluding intangible amortization	$115,877	$68,722	$64,700

GAAP diluted earnings per common share	$1.70	$1.14	$1.11
Intangible amortization after-tax	0.05	0.04	0.03

Diluted earnings per common share excluding intangible amortization	$1.75	$1.18	$1.14

Table 33: Tangible Book Value Per Common Share

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$15.03	$12.92	$9.17
Tangible book value per common share: (A-C-D)/B	9.90	7.94	7.43
(A) Total common equity	$1,015,292	$840,955	$515,473
(B) Common shares outstanding	67,571	65,082	56,213
(C) Goodwill	$325,423	$301,736	$85,681
(D) Core deposit and other intangibles	20,925	22,298	12,061

Table 34: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Return on average assets: A/C	1.63%	1.43%	1.58%
Return on average assets excluding intangible amortization: B/(C-D)	1.75	1.52	1.66
(A) Net income	$113,063	$66,520	$63,022
Intangible amortization after-tax	2,814	2,202	1,678

(B) Earnings excluding intangible amortization	$115,877	$68,722	$64,700

(C) Average assets	$6,952,415	$4,654,215	$3,978,723
(D) Average goodwill, core deposits and other intangible assets	330,911	139,735	86,349

Table 35: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Return on average common equity: A/C	12.34%	11.27%	12.75%
Return on average tangible common equity: B/(C-D)	19.80	15.26	15.87
(A) Net income available to common stockholders	$113,063	$66,520	$63,022
(B) Earnings available to common stockholders excluding intangible amortization	115,877	68,722	64,700
(C) Average common equity	916,287	590,064	494,118
(D) Average goodwill, core deposits and other intangible assets	330,911	139,735	86,349

Table 36: Tangible Common Equity to Tangible Assets

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Equity to assets: B/A	13.71%	12.35%	12.15%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.48	7.97	10.08
(A) Total assets	$7,403,272	$6,811,861	$4,242,130
(B) Total equity	1,015,292	840,955	515,473
(C) Goodwill	325,423	301,736	85,681
(D) Core deposit and other intangibles	20,925	22,298	12,061

Table 37 presents selected unaudited quarterly financial information for 2014 and 2013.

Table 37: Quarterly Results

	2014 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$81,840	$82,586	$83,401	$88,061	$335,888
Total interest expense	4,840	4,543	4,796	4,691	18,870

Net interest income	77,000	78,043	78,605	83,370	317,018
Provision for loan losses	6,938	6,115	4,241	5,370	22,664

Net interest income after provision for loan losses	70,062	71,928	74,364	78,000	294,354
Total non-interest income	12,181	11,539	10,831	10,211	44,762
Total non-interest expense	39,357	38,620	42,817	41,149	161,943

Income before income taxes	42,886	44,847	42,378	47,062	177,173
Income tax expense	15,549	16,418	15,007	17,136	64,110

Net income	$27,337	$28,429	$27,371	$29,926	$113,063

Per share data:
Basic earnings per common share	$0.42	$0.44	$0.41	$0.44	$1.71
Diluted earnings per common share	0.42	0.43	0.41	0.44	1.70
Diluted earnings per common share excluding intangible amortization	0.43	0.44	0.42	0.46	1.75

	2013 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$48,148	$48,085	$49,176	$71,717	$217,126
Total interest expense	3,799	3,244	2,826	4,662	14,531

Net interest income	44,349	44,841	46,350	67,055	202,595
Provision for loan losses	—	850	—	4,330	5,180

Net interest income after provision for loan losses	44,349	43,991	46,350	62,725	197,415
Total non-interest income	9,025	9,805	9,318	12,217	40,365
Total non-interest expense	25,863	25,855	26,715	54,874	133,307

Income before income taxes	27,511	27,941	28,953	20,068	104,473
Income tax expense	9,963	10,282	10,590	7,118	37,953

Net income	$17,548	$17,659	$18,363	$12,950	$66,520

Per share data:
Basic earnings per common share	$0.31	$0.32	$0.33	$0.19	$1.15
Diluted earnings per common share	0.31	0.31	0.33	0.19	1.14
Diluted earnings per common share excluding intangible amortization	0.32	0.32	0.33	0.21	1.18

Recent Accounting Pronouncements

See Note 26 to the Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2014, our cash and cash equivalents were $112.5 million, or 1.5% of total assets, compared to $165.5 million, or 2.4% of total assets, as of December 31, 2013. Our available-for-sale investment securities and federal funds sold were $1.07 billion as of December 31, 2014 and $1.18 billion as of December 31, 2013.

Our investment portfolio is comprised of approximately 80.5% or $1.15 billion of securities which mature in less than five years. As of December 31, 2014 and 2013, $1.23 billion and $1.13 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2014, approximately $1.74 billion, or 34.4% of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2014, our total deposits were $5.42 billion, or 73.3% of total assets, compared to $5.39 billion, or 79.2% of total assets, as of December 31, 2013. We attract our deposits primarily from individuals, businesses, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of December 31, 2014 and 2013. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $698.0 million and $350.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $905.6 million and $373.5 million as of December 31, 2014 and 2013, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2014, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 38 presents our sensitivity to net interest income as of December 31, 2014.

Table 38: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	2.85%
Up 100 basis points	1.36
Down 100 basis points	(4.63)
Down 200 basis points	(9.91)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2014, our gap position was liability sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of negative 7.8%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is lower than that of the liability base. As a result, our net interest income will have a negative effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 39 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2014.

Table 39: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$7,090	$—	$—	$—	$—	$—	$—	$7,090
Federal funds sold	250	—	—	—	—	—	—	250
Investment securities	58,345	82,456	52,755	114,779	190,638	504,577	420,527	1,424,077
Loans receivable	880,507	395,211	472,559	771,632	866,606	1,298,510	317,466	5,002,491

Total earning assets	946,192	477,667	525,314	886,411	1,057,244	1,803,087	737,993	6,433,908

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	127,128	254,255	381,383	762,765	494,996	481,645	472,678	2,974,850
Time deposits	166,936	188,187	292,301	357,639	167,136	73,537	79	1,245,815
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	176,465	—	—	—	—	—	—	176,465
FHLB borrowed funds	393,800	45,107	56,554	71,840	15,628	111,280	3,748	697,957
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	925,155	487,549	730,238	1,192,244	677,760	666,462	476,505	5,155,913

Interest rate sensitivity gap	$21,037	$(9,882)	$(204,924)	$(305,833)	$379,484	$1,136,625	$261,488	$1,277,995

Cumulative interest rate sensitivity gap	$21,037	$11,155	$(193,769)	$(499,602)	$(120,118)	$1,016,507	$1,277,995
Cumulative rate sensitive assets to rate sensitive liabilities	102.3%	100.8%	91.0%	85.0%	97.0%	121.7%	124.8%
Cumulative gap as a % of total earning assets	0.3%	0.2%	(3.0)%	(7.8)%	(1.9)%	15.8%	19.9%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

February 27, 2015

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated February 27, 2015, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

February 27, 2015

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2014	2013
Assets
Cash and due from banks	$105,438	$104,005
Interest-bearing deposits with other banks	7,090	61,529

Cash and cash equivalents	112,528	165,534
Federal funds sold	250	4,275
Investment securities – available-for-sale	1,067,287	1,175,484
Investment securities – held-to-maturity	356,790	114,621
Loans receivable not covered by loss share	4,817,314	4,194,437
Loans receivable covered by FDIC loss share	240,188	282,516
Allowance for loan losses	(55,011)	(43,815)

Loans receivable, net	5,002,491	4,433,138
Bank premises and equipment, net	206,912	197,224
Foreclosed assets held for sale not covered by loss share	16,951	29,869
Foreclosed assets held for sale covered by FDIC loss share	7,871	20,999
FDIC indemnification asset	28,409	89,611
Cash value of life insurance	74,444	63,501
Accrued interest receivable	24,075	22,944
Deferred tax asset, net	65,227	89,412
Goodwill	325,423	301,736
Core deposit and other intangibles	20,925	22,298
Other assets	93,689	81,215

Total assets	$7,403,272	$6,811,861

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand and non-interest-bearing	$1,203,306	$991,161
Savings and interest-bearing transaction accounts	2,974,850	2,792,423
Time deposits	1,245,815	1,609,462

Total deposits	5,423,971	5,393,046
Securities sold under agreements to repurchase	176,465	160,984
FHLB borrowed funds	697,957	350,661
Accrued interest payable and other liabilities	28,761	5,389
Subordinated debentures	60,826	60,826

Total liabilities	6,387,980	5,970,906

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 shares in 2014 and 2013; shares issued and outstanding 67,570,610 in 2014 and 65,081,853 in 2013	676	651
Capital surplus	781,328	708,058
Retained earnings	226,279	136,386
Accumulated other comprehensive income (loss)	7,009	(4,140)

Total stockholders’ equity	1,015,292	840,955

Total liabilities and stockholders’ equity	$7,403,272	$6,811,861

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2014	2013	2012
Interest income:
Loans	$306,345	$198,536	$159,359
Investment securities
Taxable	19,305	12,298	11,226
Tax-exempt	10,091	6,009	6,154
Deposits – other banks	97	254	379
Federal funds sold	50	29	17

Total interest income	335,888	217,126	177,135

Interest expense:
Interest on deposits	12,796	9,744	14,989
Federal funds purchased	3	4	1
FHLB borrowed funds	4,041	3,841	4,364
Securities sold under agreements to repurchase	717	424	407
Subordinated debentures	1,313	518	1,774

Total interest expense	18,870	14,531	21,535

Net interest income	317,018	202,595	155,600
Provision for loan losses	22,664	5,180	2,750

Net interest income after provision for loan losses	294,354	197,415	152,850

Non-interest income:
Service charges on deposit accounts	24,522	17,870	15,069
Other service charges and fees	23,914	15,733	12,428
Trust fees	1,378	335	—
Mortgage lending income	7,556	5,988	5,192
Insurance commissions	4,311	2,420	1,869
Income from title services	222	523	462
Increase in cash value of life insurance	1,210	836	873
Dividends from FHLB, FRB, Bankers’ bank & other	1,611	1,028	1,167
Gain on acquisitions	—	—	5,205
Gain on sale of SBA loans	183	135	404
Gain (loss) on sale of premises and equipment, net	322	397	324
Gain (loss) on OREO, net	2,191	1,651	(49)
Gain (loss) on securities, net	—	111	9
FDIC indemnification accretion/(amortization), net	(25,752)	(10,401)	1,721
Other income	3,094	3,739	3,295

Total non-interest income	44,762	40,365	47,969

Non-interest expense:
Salaries and employee benefits	77,025	58,394	47,289
Occupancy and equipment	25,031	17,168	14,500
Data processing expense	7,229	5,393	4,930
Other operating expenses	52,658	52,352	35,649

Total non-interest expense	161,943	133,307	102,368

Income before income taxes	177,173	104,473	98,451
Income tax expense	64,110	37,953	35,429

Net income	$113,063	$66,520	$63,022

Basic earnings per common share	$1.71	$1.15	$1.12

Diluted earnings per common share	$1.70	$1.14	$1.11

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income available to all stockholders	$113,063	$66,520	$63,022
Net unrealized gain (loss) on available-for-sale securities	18,346	(26,450)	6,586
Less: reclassification adjustment for realized (gains) losses included in income	—	(111)	(9)

Other comprehensive income (loss), before tax effect	18,346	(26,561)	6,577
Tax effect	(7,197)	10,420	(2,580)

Other comprehensive income (loss)	11,149	(16,141)	3,997

Comprehensive income	$124,212	$50,379	$67,019

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2012	$283	$425,649	$40,130	$8,004	$474,066
Comprehensive income:
Net income	—	—	63,022	—	63,022
Other comprehensive income (loss)	—	—	—	3,997	3,997
Net issuance of 355,414 shares of common stock from exercise of stock options plus issuance of 9,522 bonus shares of unrestricted common stock	2	1,956	—	—	1,958
Repurchase of 910,896 shares of common stock	(5)	(13,544)	—	—	(13,549)
Tax benefit from stock options exercised	—	1,377	—	—	1,377
Share-based compensation	1	916	—	—	917
Cash dividends—Common Stock, $0.29 per share	—	—	(16,315)	—	(16,315)

Balances at December 31, 2012	281	416,354	86,837	12,001	515,473
Comprehensive income:
Net income	—	—	66,520	—	66,520
Other comprehensive income (loss)	—	—	—	(16,141)	(16,141)
Net issuance of 86,201 shares of common stock from exercise of stock options	1	430	—	—	431
Two for one stock split during June 2013	281	(281)	—	—	—
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	836	—	—	836
Share-based compensation	—	1,298	—	—	1,298
Cash dividends—Common Stock, $0.29 per share	—	—	(16,971)	—	(16,971)

Balances at December 31, 2013	651	708,058	136,386	(4,140)	840,955
Comprehensive income:
Net income	—	—	113,063	—	113,063
Other comprehensive income (loss)	—	—	—	11,149	11,149
Net issuance of 120,361 shares of common stock from exercise of stock options	1	573	—	—	574
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Issuance of 1,020,824 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	1,225	—	—	1,225
Share-based compensation	1	2,072	—	—	2,073
Cash dividends—Common Stock, $0.35 per share	—	—	(23,170)	—	(23,170)

Balances at December 31, 2014	$676	$781,328	$226,279	$7,009	$1,015,292

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2014	2013	2012
Operating Activities
Net income	$113,063	$66,520	$63,022
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,116	7,225	5,990
Amortization/(accretion)	35,648	(1,214)	6,696
Share-based compensation	2,073	1,298	917
Tax benefits from stock options exercised	(1,225)	(836)	(1,377)
(Gain) loss on assets	(2,696)	(2,620)	(121)
Gain on acquisitions	—	—	(5,205)
Provision for loan losses	22,664	5,180	2,750
Deferred income tax effect	18,698	24,160	(434)
Increase in cash value of life insurance	(1,210)	(836)	(873)
Originations of mortgage loans held for sale	(228,119)	(228,382)	(182,763)
Proceeds from sales of mortgage loans held for sale	225,499	210,184	171,067
Changes in assets and liabilities:
Accrued interest receivable	153	3,816	(754)
Indemnification and other assets	28,073	64,647	68,295
Accrued interest payable and other liabilities	22,658	(36,105)	(9,531)

Net cash provided by (used in) operating activities	245,395	113,037	117,679

Investing Activities
Net (increase) decrease in federal funds sold	4,419	17,473	(5,027)
Net (increase) decrease in loans, excluding loans acquired	(245,656)	(56,242)	66,493
Purchases of investment securities – available-for-sale	(75,456)	(364,055)	(427,667)
Proceeds from maturities of investment securities – available-for-sale	253,551	226,208	384,505
Proceeds from sale of investment securities – available-for-sale	—	282,451	1,623
Purchases of investment securities – held-to-maturity	(265,704)	(19,052)	—
Proceeds from maturities of investment securities – held-to-maturity	22,474	—	—
Proceeds from foreclosed assets held for sale	46,029	59,607	38,806
Proceeds from sale of SBA loans	1,488	2,085	6,250
Purchases of premises and equipment, net	(67)	(12,715)	(13,518)
Death benefits received	—	540	—
Net cash proceeds (paid) received – market acquisitions	11,720	(52,134)	205,190
Net cash proceeds received – FDIC-assisted acquisitions	—	—	105,645

Net cash provided by (used in) investing activities	(247,202)	84,166	362,300

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(370,656)	(222,907)	(364,810)
Net increase (decrease) in securities sold under agreements to repurchase	15,481	11,330	(421)
Net increase (decrease) in FHLB borrowed funds	325,653	(10,666)	(25,668)
Retirement of subordinated debentures	—	(25,000)	(15,000)
Repurchase of common stock	—	—	(13,549)
Proceeds from exercise of stock options	574	431	1,958
Disgorgement of profits	25	—	—
Common stock issuance costs – market acquisitions	(331)	(577)	—
Tax benefits from stock options exercised	1,225	836	1,377
Dividends paid on common stock	(23,170)	(16,971)	(16,315)

Net cash provided by (used in) financing activities	(51,199)	(263,524)	(432,428)

Net change in cash and cash equivalents	(53,006)	(66,321)	47,551
Cash and cash equivalents – beginning of year	165,534	231,855	184,304

Cash and cash equivalents – end of year	$112,528	$165,534	$231,855

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset

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

Valuations are periodically performed by management, and the real estate and personal properties are carried at fair value less costs to sell. Gains and losses from the sale of other real estate and personal properties are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expenses.

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

Bank Premises and Equipment

Bank premises and equipment are carried at cost or fair market value at the date of acquisition less accumulated depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Accelerated depreciation methods are used for tax purposes. Leasehold improvements are capitalized and amortized using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements whichever is shorter. The assets’ estimated useful lives for book purposes are as follows:

Bank premises	15-40 years
Furniture, fixtures, and equipment	3-15 years

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2014, 2013 and 2012, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2014 and 2012 tests indicated no impairment of the Company’s goodwill or core deposit intangibles. The 2013 tests indicated no impairment of the Company’s goodwill and a $173,000 impairment of core deposit intangibles in connection with the acquisition of Heritage Bank. This amount was expensed during the fourth quarter of 2013.

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

As of December 31, 2014, the Company had no derivative contracts outstanding except for mortgage loans held for sale which are delivered on a best effort basis.

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

Earnings per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2014	2013	2012
	(In thousands, except per share data)
Net income	$113,063	$66,520	$63,022
Average common shares outstanding	65,951	57,908	56,274
Effect of common stock options	380	344	356

Diluted common shares outstanding	66,331	58,252	56,630

Basic earnings per common share	$1.71	$1.15	$1.12
Diluted earnings per common share	$1.70	$1.14	$1.11

2. Business Combinations

Acquisition Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

Prior to the acquisition, Broward Bank of Commerce operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

As of the acquisition date, Broward’s common equity totaled $20.4 million and the Company paid a purchase price to the Broward shareholders of approximately $33.6 million for the Broward acquisition. As a result, the Company paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

The Company has determined that the acquisition of the net assets of Broward constitutes a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Broward Bank of Commerce
	Acquired from Broward	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$288	$(3,308)	$(3,020)
Interest-bearing deposits with other banks	1,425	—	1,425
Federal funds sold	124	—	124
Investment securities	42,473	423	42,896
Loans not covered by loss share	124,109	(3,000)	121,109
Allowance for loan losses	(2,723)	2,723	—

Total loans receivable	121,386	(277)	121,109
Bank premises and equipment, net	1,520	—	1,520
Cash value of life insurance	3,213	—	3,213
Accrued interest receivable	573	—	573
Deferred tax asset	1,725	(543)	1,182
Goodwill	—	12,103	12,103
Core deposit intangible	—	1,084	1,084
Other assets	1,852	358	2,210

Total assets acquired	$174,579	$9,840	$184,419

Liabilities
Deposits
Demand and non-interest-bearing	$29,399	$—	$29,399
Savings and interest-bearing transaction accounts	64,429	—	64,429
Time deposits	40,405	—	40,405

Total deposits	134,233	—	134,233
FHLB borrowed funds	19,000	—	19,000
Accrued interest payable and other liabilities	939	—	939

Total liabilities assumed	154,172	—	154,172

Equity
Common stock	1,950	(1,940)	10
Capital surplus	18,800	11,437	30,237
Retained earnings	(242)	242	—
Accumulated other comprehensive income	(101)	101	—

Total equity assumed	20,407	9,840	30,247

Total liabilities and equity assumed	$174,579	$9,840	$184,419

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $3.3 million adjustment primarily consists of the cash settlement paid to Broward shareholders on the closing date and cash-in-lieu of fractional shares.

Investment securities – Investment securities were acquired from Broward with a $423,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated $121.3 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a $1.7 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $2.8 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $1.3 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Bank premises and equipment – Bank premises and equipment were acquired from Broward at market value.

Cash value of life insurance – Cash value of life insurance was acquired from Broward at market value.

Accrued interest receivable – Accrued interest receivable was acquired from Broward at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired; therefore, the Company recorded $12.1 million of goodwill.

Core deposit intangible – This intangible asset represents the value of the relationships that Broward had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $1.1 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. No fair value adjustment was applied for time deposits because the weighted average interest rate of Broward’s certificates of deposits were at the market rates of similar funding at the time of acquisition.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from Broward.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended December 31, 2014, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Broward total assets acquired are less than 5% of total assets as of December 31, 2014 excluding Broward as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Traditions and merged Traditions into Centennial Bank. Under the terms of the Traditions Agreement, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $5,000 adjustment is the cash settlement paid to Traditions shareholders for cash-in-lieu of fractional shares.

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

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended December 31, 2014, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Traditions total assets acquired are less than 5% of total assets as of December 31, 2014 excluding Traditions as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Liberty Bancshares, Inc.

On October 24, 2013, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Liberty, parent company of Liberty Bank, and merged Liberty Bank into Centennial Bank. Under the terms of the Liberty Agreement, the shareholders of Liberty received approximately $290.1 million of the Company’s common stock valued at the time of the closing, plus approximately $30.0 million in cash, in exchange for all outstanding shares of Liberty common stock. Home BancShares also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased the Company’s deposit market share in Arkansas making it the second largest bank holding company headquartered in Arkansas.

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

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold– The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $30.0 million adjustment is the cash settlement paid to Liberty on the closing date. The Company also paid off the Liberty $52.5 million SBLF preferred stock at the acquisition date.

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

The Company evaluated $1.67 billion of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a $62.1 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $162.4 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $41.9 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Liberty might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro-forma combined financial information as of the years ended December 31, 2013 and 2012, assuming the acquisition was completed as of January 1, 2013 and 2012, respectively:

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Premier.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Heritage.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for an additional discussion regarding the acquisition of Vision.

FDIC-Assisted Acquisitions—Other Matters

In an FDIC-assisted acquisition, we may acquire certain assets and assume certain liabilities of the former institution with or without a loss share agreement with the FDIC. Any regulatory agreements or orders that existed for the former institution do not apply to the assuming institution. We, as the assuming institution, are evaluated separately by our regulators and any weaknesses of the former institution are considered in a separate evaluation. Also, the loss share agreement helps to mitigate any weaknesses that may have existed in the former institution.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Mortgage-backed securities	500,292	4,235	(1,445)	503,082
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Mortgage-backed securities	161,051	580	(193)	161,438
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

	December 31, 2013
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Mortgage-backed securities	462,510	3,343	(4,265)	461,588
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

Assets, principally investment securities, having an amortized cost of approximately $1.23 billion and $1.13 billion at December 31, 2014 and 2013, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $176.5 million and $161.0 million at December 31, 2014 and 2013, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$328,041	$330,303	$74,914	$76,014
Due after one year through five years	567,372	573,714	166,781	169,870
Due after five years through ten years	133,979	136,283	70,788	71,801
Due after ten years	26,362	26,987	44,307	44,587

Total	$1,055,754	$1,067,287	$356,790	$362,272

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2014, no available-for-sale securities were sold.

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

At December 31, 2014 and 2013, there were $356.8 million and $114.6 million of held-to-maturity securities, respectively. There were no securities classified as held-to-maturity at December 31, 2012.

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

For the year ended December 31, 2014, the Company had approximately $1.3 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 80.5% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2014 and 2013:

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$22,004	$(113)	$27,616	$(167)	$49,620	$(280)
Mortgage-backed securities	221,171	(812)	76,596	(826)	297,767	(1,638)
State and political subdivisions	15,171	(106)	10,038	(56)	25,209	(162)
Other securities	10,054	(51)	12,390	(275)	22,444	(326)

Total	$268,400	$(1,082)	$126,640	$(1,324)	$395,040	$(2,406)

	December 31, 2013
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. Government-sponsored enterprises	$312,674	$(5,205)	$6,529	$(119)	$319,203	$(5,324)
Mortgage-backed securities	267,105	(3,968)	11,749	(297)	278,854	(4,265)
State and political subdivisions	130,718	(4,831)	4,042	(295)	134,760	(5,126)
Other securities	36,125	(1,153)	—	—	36,125	(1,153)

Total	$746,622	$(15,157)	$22,320	$(711)	$768,942	$(15,868)

Income earned on securities for the years ended is as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Taxable:
Available-for-sale	$17,472	$12,277	$11,226
Held-to-maturity	1,833	21	—
Tax-exempt:
Available-for-sale	5,736	5,358	6,154
Held-to-maturity	4,355	651	—

Total	$29,396	$18,307	$17,380

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2014	2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,987,890	$1,739,668
Construction/land development	700,139	562,667
Agricultural	72,211	81,618
Residential real estate loans
Residential 1-4 family	963,990	913,332
Multifamily residential	250,222	213,232

Total real estate	3,974,452	3,510,517
Consumer	56,720	69,570
Commercial and industrial	670,124	511,421
Agricultural	48,833	37,129
Other	67,185	65,800

Loans receivable not covered by loss share	$4,817,314	$4,194,437

During the year ended December 31, 2014, the Company sold $1.3 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $183,000. During the year ended December 31, 2013, the Company sold $2.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $135,000.

Mortgage loans held for resale of approximately $33.1 million and $30.5 million at December 31, 2014 and 2013, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at December 31, 2014 and 2013 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of December 31, 2014 and December 31, 2013 for the Company:

	December 31,	December 31,
	2014	2013
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$93,979	$117,164
Construction/land development	39,946	48,388
Agricultural	943	1,232
Residential real estate loans
Residential 1-4 family	87,309	98,403
Multifamily residential	8,617	10,378

Total real estate	230,794	275,565
Consumer	16	20
Commercial and industrial	8,651	5,852
Other	727	1,079

Loans receivable covered by FDIC loss share	$240,188	$282,516

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of December 31, 2014 and 2013, $22.5 million and $35.8 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the year ended December 31, 2014:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$39,022	$4,793	$43,815
Loans charged off	(11,305)	(2,772)	(14,077)
Recoveries of loans previously charged off	2,994	734	3,728

Net loans recovered (charged off)	(8,311)	(2,038)	(10,349)
Provision for loan losses for non-covered loans	21,760	—	21,760
Provision for loan losses forecasted outside of loss share	—	1,184	1,184
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	(1,399)	(1,399)
Change attributable to FDIC loss share agreements	—	1,119	1,119

Net provision for loan losses for covered loans	—	904	904
Decrease in FDIC indemnification asset	—	(1,119)	(1,119)

Balance, December 31	$52,471	$2,540	$55,011

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $174.6 million, $81.7 million and $2.5 million at December 31, 2014, 2013 and 2012, respectively.

During the 2014 quarterly impairment testing on the estimated cash flows of the purchased credit impaired loans, the Company established that two non-loss sharing pools evaluated from our Premier Bank acquisition during 2012 had experienced material projected credit deterioration and one non-covered loan pool evaluated from our Liberty acquisition during 2013 experienced material projected credit improvement. As a result, the Company recorded a $2.2 million provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the period ended December 31, 2014 and is recognizing $4.7 million of additional yield over the weighted average life of the loans for the pool with projected credit improvement.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(973)	(2,322)	(3,049)	(2,166)	(2,795)	—	(11,305)
Recoveries of loans previously charged off	342	242	949	306	1,155	—	2,994

Net loans recovered (charged off)	(631)	(2,080)	(2,100)	(1,860)	(1,640)	—	(8,311)
Provision for loan losses	2,465	4,207	6,657	5,877	4,875	(2,321)	21,760

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,477	$3,080	$2,183	$6	$—	$—	$6,746
Loans collectively evaluated for impairment	6,624	12,447	10,827	5,880	5,798	1,934	43,510

Loans evaluated for impairment balance, December 31	8,101	15,527	13,010	5,886	5,798	1,934	50,256

Purchased credit impaired loans acquired	15	1,700	436	64	—	—	2,215

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$19,037	$48,065	$21,734	$4,084	$484	$—	$93,404
Loans collectively evaluated for impairment	659,465	1,900,472	1,131,021	650,163	169,815	—	4,510,936

Loans evaluated for impairment balance, December 31	678,502	1,948,537	1,152,755	654,247	170,299	—	4,604,340

Purchased credit impaired loans acquired	21,637	111,564	61,457	15,877	2,439	—	212,974

Balance, December 31	$700,139	$2,060,101	$1,214,212	$670,124	$172,738	$—	$4,817,314

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

	Year Ended December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,945	$20,368	$12,196	$6,308	$3,258	$2,054	$52,129
Loans charged off	(1,086)	(1,384)	(4,423)	(1,342)	(2,558)	—	(10,793)
Recoveries of loans previously charged off	9	1,204	678	124	569	—	2,584

Net loans recovered (charged off)	(1,077)	(180)	(3,745)	(1,218)	(1,989)	—	(8,209)
Provision for loan losses	(1,052)	(214)	5,362	(1,220)	19	(1,645)	1,250

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

	As of December 31, 2012
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$4,070	$14,215	$9,365	$1,421	$338	$—	$29,409
Loans collectively evaluated for impairment	1,746	5,759	4,448	2,449	950	409	15,761

Loans evaluated for impairment balance, December 31	5,816	19,974	13,813	3,870	1,288	409	45,170

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$28,181	$93,610	$33,994	$3,690	$746	$—	$160,221
Loans collectively evaluated for impairment	210,333	862,128	559,066	227,447	83,932	—	1,942,906

Loans evaluated for impairment balance, December 31	238,514	955,738	593,060	231,137	84,678	—	2,103,127

Purchased credit impaired loans acquired	16,286	95,814	85,951	25,771	4,250	—	228,072

Balance, December 31	$254,800	$1,051,552	$679,011	$256,908	$88,928	$—	$2,331,199

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2014 and December 31, 2013:

	December 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,942	$1,311	$14,781	$22,034	$1,965,856	$1,987,890	$5,880
Construction/land development	2,696	847	1,660	5,203	694,936	700,139	734
Agricultural	307	—	34	341	71,870	72,211	34
Residential real estate loans
Residential 1-4 family	4,680	1,494	16,077	22,251	941,739	963,990	4,128
Multifamily residential	—	—	2,035	2,035	248,187	250,222	691

Total real estate	13,625	3,652	34,587	51,864	3,922,588	3,974,452	11,467
Consumer	368	149	858	1,375	55,345	56,720	579
Commercial and industrial	1,669	549	3,933	6,151	663,973	670,124	2,825
Agricultural and other	463	16	184	663	115,355	116,018	—

Total	$16,125	$4,366	$39,562	$60,053	$4,757,261	$4,817,314	$14,871

	December 31, 2013
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,849	$2,275	$13,007	$20,131	$1,719,537	$1,739,668	$7,914
Construction/land development	2,206	352	5,959	8,517	554,150	562,667	4,879
Agricultural	1,040	1,082	89	2,211	79,407	81,618	—
Residential real estate loans
Residential 1-4 family	7,936	2,676	13,775	24,387	888,945	913,332	6,492
Multifamily residential	—	1,437	2	1,439	211,793	213,232	1

Total real estate	16,031	7,822	32,832	56,685	3,453,832	3,510,517	19,286
Consumer	717	226	224	1,167	68,403	69,570	100
Commercial and industrial	4,363	405	5,218	9,986	501,435	511,421	3,755
Agricultural and other	778	110	—	888	102,041	102,929	—

Total	$21,889	$8,563	$38,274	$68,726	$4,125,711	$4,194,437	$23,141

Non-accruing loans not covered by loss share at December 31, 2014 and 2013 were $24.7 million and $15.1 million, respectively.

The following is a summary of the non-covered impaired loans as of December 31, 2014, 2013 and 2012:

	December 31, 2014
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$676	$14
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—	—	—	25	2
Multifamily residential	—	—	—	—	—

Total real estate	—	—	—	701	16
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	—	—	—	701	16
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	44,242	41,670	3,080	43,556	1,379
Construction/land development	18,369	18,075	1,477	21,142	656
Agricultural	53	33	—	60	1
Residential real estate loans
Residential 1-4 family	18,052	16,051	1,065	16,701	407
Multifamily residential	4,614	4,327	1,118	4,037	120

Total real estate	85,330	80,156	6,740	85,496	2,563
Consumer	890	857	—	407	14
Commercial and industrial	5,916	4,246	6	5,059	151
Agricultural and other	185	185	—	114	—

Total loans with a specific valuation allowance	92,321	85,444	6,746	91,076	2,728
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	44,242	41,670	3,080	44,232	1,393
Construction/land development	18,369	18,075	1,477	21,142	656
Agricultural	53	33	—	60	1
Residential real estate loans
Residential 1-4 family	18,052	16,051	1,065	16,726	409
Multifamily residential	4,614	4,327	1,118	4,037	120

Total real estate	85,330	80,156	6,740	86,197	2,579
Consumer	890	857	—	407	14
Commercial and industrial	5,916	4,246	6	5,059	151
Agricultural and other	185	185	—	114	—

Total impaired loans	$92,321	$85,444	$6,746	$91,777	$2,744

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2014.

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

Interest recognized on non-covered impaired loans during the years ended December 31, 2014, 2013 and 2012 was approximately $2.7 million, $3.9 million and $6.4 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Arkansas, Florida and Alabama.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2014 and 2013:

	December 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,698	$24	$—	$34,722
Construction/land development	16,112	—	—	16,112
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,622	343	—	15,965
Multifamily residential	3,382	—	—	3,382

Total real estate	69,814	367	—	70,181
Consumer	903	19	—	922
Commercial and industrial	2,244	5	—	2,249
Agricultural and other	178	—	—	178

Total	$73,139	$391	$—	$73,530

	December 31, 2013
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$55,874	$1	$—	$55,875
Construction/land development	19,140	—	—	19,140
Agricultural	89	—	—	89
Residential real estate loans
Residential 1-4 family	12,747	196	—	12,943
Multifamily residential	2,064	—	—	2,064

Total real estate	89,914	197	—	90,111
Consumer	454	—	—	454
Commercial and industrial	2,620	2	—	2,622
Agricultural and other	32	—	—	32

Total	$93,020	$199	$—	$93,219

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

The following is a presentation of non-covered loans by class and risk rating as of December 31, 2014 and 2013:

	December 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,674	$15,914	$1,300,835	$501,931	$20,115	$34,722	$1,877,191
Construction/land development	15	355	241,659	415,380	4,981	16,112	678,502
Agricultural	—	610	35,539	34,469	728	—	71,346
Residential real estate loans
Residential 1-4 family	494	3,505	714,278	165,464	11,730	15,965	911,436
Multifamily residential	—	400	192,687	42,578	2,272	3,382	241,319

Total real estate	4,183	20,784	2,484,998	1,159,822	39,826	70,181	3,779,794
Consumer	14,560	215	29,238	10,543	175	922	55,653
Commercial and industrial	13,081	16,957	430,026	189,318	2,616	2,249	654,247
Agricultural and other	573	790	87,347	25,237	521	178	114,646

Total risk rated loans	$32,397	$38,746	$3,031,609	$1,384,920	$43,138	$73,530	4,604,340

Purchased credit impaired loans acquired							212,974

Total non-covered loans							$4,817,314

	December 31, 2013
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3	$3,135	$1,039,110	$462,957	$28,380	$55,875	$1,589,460
Construction/land development	54	94	198,228	303,590	11,732	19,140	532,838
Agricultural	55	—	53,633	24,901	764	89	79,442
Residential real estate loans
Residential 1-4 family	393	146	654,739	155,744	17,241	12,943	841,206
Multifamily residential	—	—	150,023	52,233	1,679	2,064	205,999

Total real estate	505	3,375	2,095,733	999,425	59,796	90,111	3,248,945
Consumer	15,566	32	42,647	7,244	848	454	66,791
Commercial and industrial	25,809	5,845	300,108	151,986	3,229	2,622	489,599
Agricultural and other	675	7,138	74,676	14,462	674	32	97,657

Total risk rated loans	$42,555	$16,390	$2,513,164	$1,173,117	$64,547	$93,219	$3,902,992

Purchased credit impaired loans acquired							291,445

Total non-covered loans							$4,194,437

The following is a presentation of non-covered troubled debt restructurings (“TDR’s”) by class as of December 31, 2014 and 2013:

	December 31, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

	December 31, 2013
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$36,454	$13,029	$8,384	$10,554	$31,967
Construction/land development	3	8,324	5,811	1,794	—	7,605
Residential real estate loans
Residential 1-4 family	8	1,646	589	727	170	1,486
Multifamily residential	1	2,887	2,063	—	—	2,063

Total real estate	26	49,311	21,492	10,905	10,724	43,121
Commercial and industrial	1	380	—	—	345	345

Total	27	$49,691	$21,492	$10,905	$11,069	$43,466

The following is a presentation of non-covered TDR’s on non-accrual status because they are not in compliance with the modified terms:

	December 31, 2014		December 31, 2013
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Residential real estate loans
Residential 1-4 family	—	$—	4	$854

Total real estate	—	—	4	854
Commercial and industrial	—	—	—	—

Total	—	$—	4	$854

Allowance for Loan Losses, Credit Quality and Other for Covered Loans

During the 2014 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $904,000 net provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the year ended December 31, 2014 on a net basis. The Company also recorded a $1.2 million of provision for loan losses forecasted outside of loss share and a negative provision for loan loss of $1.4 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to decrease the related indemnification asset by $1.1 million.

During the 2014 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain loss-sharing pools evaluated from the 2010 Old Southern and Key West acquisitions had experienced material projected credit improvement. As a result, the Company is recognizing $9.0 million of additional yield over the weighted average life of the loans.

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

During the 2012 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that four pools evaluated had experienced material projected credit deterioration. As a result of this projection, we recorded a $7.5 million provision for loan losses to the allowance for loan losses related to the purchased impaired loans at December 31, 2012. Since these loans are covered by loss share with the FDIC, we were able to increase the related indemnification asset by $6.0 million resulting in a net provision for loan losses of $1.5 million.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	(126)	(2,054)	(435)	(157)	—	—	(2,772)
Recoveries of loans previously charged off	132	37	561	—	4	—	734

Net loans recovered (charged off)	6	(2,017)	126	(157)	4	—	(2,038)
Provision for loan losses forecasted outside of loss share	372	589	206	16	1	—	1,184
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,653)	1,520	(1,284)	22	(4)	—	(1,399)
Benefit attributable to FDIC loss share agreements	1,642	(1,625)	1,136	(37)	3	—	1,119

Net provision for loan losses	361	484	58	1	—	—	904
Increase in FDIC indemnification asset	(1,642)	1,625	(1,136)	37	(3)	—	(1,119)

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	432	930	1,161	16	1	—	2,540

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	39,946	94,922	95,926	8,651	743	—	240,188

Balance, December 31	$39,946	$94,922	$95,926	$8,651	$743	$—	$240,188

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

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the year ended December 31, 2014 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$119,981	$573,961
Reforecasted future interest payments for loan pools	8,226	—
Accretion	(62,129)	62,129
Adjustment to yield	48,629	—
Transfers to foreclosed assets held for sale	—	(13,886)
Payments received, net	—	(169,042)

Balance at end of period	$114,707	$453,162

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $8.5 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2014 impairment testing, there were non-loss sharing pools evaluated by the Company which were determined to have a material projected credit improvement. As a result of this improvement, the Company will recognize approximately $4.7 million as an adjustment to yield over the weighted average life of the loans ($1.9 million was recognized during 2014).

During 2014, there were FDIC loss-sharing pools evaluated by the Company which were determined to have a material projected credit improvement. As a result of this improvement, the Company will recognize approximately $43.9 million as an adjustment to yield over the weighted average life of the loans. Improvements in credit quality decrease the basis in the related indemnification assets. This positive event will reduce the indemnification asset by approximately $33.8 million and increase the FDIC true-up liability by $3.3 million. The $33.8 million will be amortized over the weighted average life of the loans or the life of the shared-loss agreements, whichever is shorter. The amortization will be shown as a reduction to FDIC indemnification non-interest income. The $3.3 million will be expensed over the remaining true-up measurement date as other non-interest expense. This will result in approximately $6.8 million of pre-tax net income being recognized going forward which may or may not be symmetrical depending on the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2014 and 2013, were as follows:

	December 31, 2014	December 31, 2013
Goodwill	(In thousands)
Balance, beginning of period	$301,736	$85,681
Acquisitions	23,687	216,055

Balance, end of period	$325,423	$301,736

	December 31, 2014	December 31, 2013
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$22,298	$12,061
Acquisitions	3,257	13,861
Amortization expense	(4,630)	(3,624)

Balance, end of year	$20,925	$22,298

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2014 and 2013 were:

	December 31,
	2014	2013
	(In thousands)
Gross carrying amount	$46,781	$43,524
Accumulated amortization	(25,856)	(21,226)

Net carrying amount	$20,925	$22,298

Core deposit and other intangible amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $4.6 million, $3.6 million and $2.8 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2014 review, no impairment was found. Including all of the mergers completed as of December 31, 2014, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2015 through 2019 is approximately: 2015 - $3.9 million; 2016 - $2.6 million; 2017 - $2.6 million; 2018 - $2.4 million; 2019 - $2.3 million.

The carrying amount of the Company’s goodwill was $325.4 million and $301.7 million at December 31, 2014 and 2013, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2014 and 2013 other assets were $93.7 million and $81.2 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $14.0 million and $19.1 million at December 31, 2014 and 2013, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $66.7 million and $52.6 million at December 31, 2014 and 2013, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $272.5 million and $336.0 million at December 31, 2014 and 2013, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $705.4 million and $877.4 million at December 31, 2014 and 2013, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $7.5 million, $4.1 million and $7.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014 and 2013, brokered deposits were $33.6 million and $100.4 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2014 (in thousands):

One month or less	$166,936
Over 1 month to 3 months	188,188
Over 3 months to 6 months	292,301
Over 6 months to 12 months	357,639
Over 12 months to 2 years	167,135
Over 2 years to 3 years	31,870
Over 3 years to 5 years	41,667
Over 5 years	79

Total time deposits	$1,245,815

Deposits totaling approximately $1.02 billion at December 31, 2014 and 2013, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At December 31, 2014 and 2013, securities sold under agreements to repurchase totaled $176.5 million and $161.0 million, respectively. For the years ended December 31, 2014 and 2013, securities sold under agreements to repurchase daily weighted average totaled $151.6 million and $88.1 million, respectively.

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $698.0 million and $350.7 million at December 31, 2014 and 2013, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balances were short-term and long-term advances, respectively. At December 31, 2013, $130.3 million and $220.4 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.15% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $144.0 million and $191.0 million at December 31, 2014 and 2013, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2014 and 2013, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2014, are as follows (in thousands):

2015	$53,528
2016	19,224
2017	564
2018	105,477
2019	204
Thereafter	3,960

$182,957

12. Subordinated Debentures

Subordinated debentures at December 31, 2014 and 2013 consisted of guaranteed payments on trust preferred securities with the following components:

	As of December 31,	As of December 31,
	2014	2013
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$37,887	$11,507	$30,041
State	7,525	2,286	5,822

Total current	45,412	13,793	35,863

Deferred:
Federal	15,600	20,156	(363)
State	3,098	4,004	(71)

Total deferred	18,698	24,160	(434)

Provision for income taxes	$64,110	$37,953	$35,429

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(2.10)	(2.25)	(2.47)
Cash value of life insurance	(0.24)	(0.27)	(0.30)
State income taxes, net of federal benefit	3.93	3.93	3.80
Other	(0.41)	(0.08)	(0.04)

Effective income tax rate	36.18%	36.33%	35.99%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2014	December 31, 2013
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$21,578	$17,213
Deferred compensation	2,781	3,230
Stock options	1,428	277
Real estate owned	3,257	11,145
Loan discounts	25,807	65,639
Tax basis premium/discount on acquisitions	19,121	20,671
Unrealized loss on securities available-for-sale	—	2,673
Investments	2,692	2,568
Other	7,721	6,992

Gross deferred tax assets	84,385	130,408

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,249	3,616
Unrealized gain on securities available-for-sale	4,524	—
Core deposit intangibles	5,382	5,650
Indemnification asset	3,823	29,074
FHLB dividends	1,602	1,602
Other	1,578	1,054

Gross deferred tax liabilities	19,158	40,996

Net deferred tax assets	$65,227	$89,412

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2010. During 2014, the State of Florida commenced an examination of the Company’s Florida State income tax return for the 2010, 2011, 2012 and 2013 tax years. The Company does not anticipate the examination to result in a material change to its financial position.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2014, 2013 and 2012, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2014, 2013 and 2012.

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve our business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares of common stock in the Company. At December 31, 2014, the Company had approximately 1,492,816 shares of common stock remaining available for grants or issuance under the plan and approximately 2,398,217 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding at December 31, 2014, 2013, and 2012 was $18.6 million, $26.8 million and $8.6 million, respectively. The intrinsic value of the stock options vested at December 31, 2014, 2013 and 2012 was $15.9 million, $22.1 million and $8.2 million, respectively.

The intrinsic value of the stock options exercised during 2014, 2013 and 2012 was $3.2 million, $2.2 million, and $3.8 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $1.2 million as of December 31, 2014.

The table below summarized the transactions under the Company’s stock option and incentive plan at December 31, 2014, 2013 and 2012 and changes during the years then ended:

	2014		2013		2012
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	966	$9.57	871	$6.66	1,138	$5.68
Granted	70	33.54	184	21.24	90	13.13
Forfeited	(11)	30.89	(3)	8.60	(2)	4.65
Exercised	(120)	4.77	(86)	5.01	(355)	5.17

Outstanding, end of year	905	11.80	966	9.57	871	6.66

Exercisable, end of year	645	$7.52	710	$6.20	766	$5.86

Stock-based compensation expense for stock-based compensation awards granted is based on the grant date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2014 and 2013, were $10.73 per share and $4.50 per share, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2014 and 2013 stock option grants were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013
Expected dividend yield	0.89%	1.42%
Expected stock price volatility	30.94%	22.09%
Risk-free interest rate	2.31%	1.33%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2014:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 3.08 to $3.50	3	1.00	$3.50	3	$3.50
$ 3.92 to $4.34	15	1.85	4.14	15	4.14
$ 4.78 to $4.92	18	2.59	4.92	18	4.92
$ 5.33 to $5.33	199	0.85	5.33	199	5.33
$ 5.54 to $5.54	199	1.20	5.54	199	5.54
$ 8.54 to $8.60	77	3.04	8.57	77	8.57
$ 9.25 to $9.31	10	2.40	9.29	10	9.29
$ 10.16 to $11.37	55	2.30	10.33	55	10.33
$ 13.12 to $13.12	86	7.06	13.12	32	13.12
$ 17.25 to $34.80	243	8.55	24.27	37	21.24

	905			645

The table below summarized the activity for the Company’s restricted stock issued and outstanding at December 31, 2014, 2013 and 2012 and changes during the years then ended:

	2014	2013	2012
	(In thousands)
Beginning of year	256	269	98
Issued	43	35	208
Vested	(30)	(32)	(36)
Forfeited	(12)	(16)	—

End of year	257	256	269

Amount of expense for twelve months ended	$1,524	$1,086	$780

On August 2, 2012, 208,000 shares of restricted common stock were issued to our named executive officers and certain other employees of the Company. These shares include 86,000 shares subject to time vesting (“Restricted Shares”) and 122,000 shares subject to performance based vesting (“Performance Shares”).

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

On January 18, 2013, 18,000 shares of restricted common stock were issued to each non-employee member of our Board of Directors and 4,000 shares of restricted common stock to a regional president of our bank subsidiary for a total issuance of 22,000 shares of restricted common stock. The restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance.

On June 4, 2013, 12,666 shares of restricted common stock were issued to a regional president of our bank subsidiary. Of these issued shares, 9,666 shares will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares are subject to the previously discussed performance-based vesting.

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

The Company did not utilize its previously approved stock repurchase program during 2014. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. Shares repurchased to date under the program total 1,510,896 shares. The remaining balance available for repurchase is 865,104 shares at December 31, 2014.

15. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2014	2013	2012
	(In thousands)
Salaries and employee benefits	$77,025	$58,394	$47,289
Occupancy and equipment	25,031	17,168	14,500
Data processing expense	7,229	5,393	4,930
Other operating expenses:
Advertising	2,568	1,829	2,447
Merger and acquisition expenses	6,438	18,378	7,157
Amortization of intangibles	4,630	3,624	2,761
Electronic banking expense	5,308	4,207	3,175
Directors’ fees	912	767	807
Due from bank service charges	803	616	536
FDIC and state assessment	4,288	2,849	2,313
Insurance	2,538	2,449	1,774
Legal and accounting	2,012	1,393	1,065
Other professional fees	2,200	1,928	1,655
Operating supplies	1,928	1,439	1,134
Postage	1,331	945	896
Telephone	1,968	1,260	1,074
Other expense	15,734	10,668	8,855

Total other operating expenses	52,658	52,352	35,649

Total non-interest expense	$161,943	$133,307	$102,368

16. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2014, 2013 and 2012. The Company’s expense for the plan was approximately $1.0 million, $702,000 and $604,000 in 2014, 2013 and 2012, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2014, 2013 and 2012, respectively. An expense of approximately $169,000, $176,000 and $181,000 was accrued for 2014, 2013 and 2012 for this plan, respectively.

17. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2014 and 2013, related party loans were approximately $28.0 million and $30.5 million, respectively. New loans and advances on prior commitments made to the related parties were $17.7 million and $14.4 million for the years ended December 31, 2014 and 2013, respectively. Repayments of loans made by the related parties were $20.3 million and $16.9 million for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2014 and 2013, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $8.9 million and $6.6 million, respectively, savings and interest-bearing transaction accounts of approximately $9.8 million and $8.5 million, respectively, and time certificates of deposit of approximately $8.0 million and $10.3 million, respectively.

During 2014, 2013 and 2012, rent expense totaling approximately $104,000, $98,000 and $97,000, respectively, was paid to related parties.

18. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 17 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2014, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2015	$2,795
2016	2,090
2017	1,942
2018	1,531
2019	1,251
Thereafter	3,257

$12,866

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

Although the Company has a diversified loan portfolio, at December 31, 2014 and 2013, non-covered commercial real estate loans represented 57.3% and 56.8% of gross non-covered loans and 271.9% and 283.5% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 25.2% and 26.9% of gross non-covered loans and 119.6% and 134.0% of total stockholders’ equity at December 31, 2014 and 2013, respectively.

Approximately 86.8% of the Company’s loans as of December 31, 2014, are to the borrowers in South Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 83.1% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

Although general economic conditions nationally and locally in our market areas have improved over the past three years and show signs of continued improvement, financial institutions still face circumstances and challenges which in some cases have and could potentially result in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

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

At December 31, 2014 and 2013, commitments to extend credit of $851.8 million and $623.5 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the credit worthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2014 and 2013, is $23.2 million and $21.4 million, respectively.

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2014 and 2013, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2014, 2013 or 2012.

The Corporation reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and easily obtained.

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $78.7 million and $91.9 million as of December 31, 2014 and 2013, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $934,000 and $632,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the year ended December 31, 2014 and 2013, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2014 and 2013, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell was $17.0 million and $29.9 million, respectively.

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

	December 31, 2014
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,528	$112,528	1
Federal funds sold	250	250	1
Investment securities – held-to-maturity	356,790	362,272	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,686,145	4,671,941	3
Loans receivable covered by FDIC loss share, net of allowance	237,648	237,648	3
FDIC indemnification asset	28,409	28,409	3
Accrued interest receivable	24,075	24,075	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,203,306	$1,203,306	1
Savings and interest-bearing transaction accounts	2,974,850	2,974,850	1
Time deposits	1,245,815	1,240,802	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	176,465	176,465	1
FHLB borrowed funds	697,957	705,219	2
Accrued interest payable	1,120	1,120	1
Subordinated debentures	60,826	60,826	3

	December 31, 2013
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$165,534	$165,534	1
Federal funds sold	4,275	4,275	1
Investment securities – held-to-maturity	114,621	113,901	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,063,469	4,053,098	3
Loans receivable covered by FDIC loss share, net of allowance	277,723	277,723	3
FDIC indemnification asset	89,611	89,611	3
Accrued interest receivable	22,944	22,944	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$991,161	$991,161	1
Savings and interest-bearing transaction accounts	2,792,423	2,792,423	1
Time deposits	1,609,462	1,606,664	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	160,984	160,984	1
FHLB borrowed funds	350,661	357,674	2
Accrued interest payable	1,252	1,252	1
Subordinated debentures	60,826	60,826	3

23. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2014, the Company requested approximately $84.4 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 72.4% of our banking subsidiary’s 2014 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014, the Company meets all capital adequacy requirements to which it is subject.

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

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2014
Leverage ratios:
Home	$721,521	10.31%	$279,931	4.00%	$	N/A	N/A	%
Centennial	653,611	9.25	282,643	4.00		353,303	5.00
Tier 1 capital ratios:
Home	$721,521	12.55%	$229,967	4.00%	$	N/A	N/A	%
Centennial	653,611	11.41	229,136	4.00		343,704	6.00
Total risk-based capital ratios:
Home	$776,532	13.51%	$459,826	8.00%	$	N/A	N/A	%
Centennial	708,622	12.38	457,914	8.00		572,393	10.00
As of December 31, 2013
Leverage ratios:
Home	$549,493	9.38%	$234,325	4.00%	$	N/A	N/A	%
Centennial	540,930	8.32	260,063	4.00		325,078	5.00
Tier 1 capital ratios:
Home	$549,493	10.88%	$202,019	4.00%	$	N/A	N/A	%
Centennial	540,930	10.68	202,596	4.00		303,893	6.00
Total risk-based capital ratios:
Home	$593,308	11.75%	$403,954	8.00%	$	N/A	N/A	%
Centennial	584,745	11.55	405,018	8.00		506,273	10.00

24. Additional Cash Flow Information

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2014	2013	2012
	(In thousands)
Interest paid	$19,002	$14,960	$22,823
Income taxes paid	25,612	26,045	35,570
Assets acquired by foreclosure	17,383	31,133	31,117

25. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2014	2013
Assets
Cash and cash equivalents	$58,721	$6,000
Investments in wholly-owned subsidiaries	1,006,860	892,102
Investments in unconsolidated subsidiaries	1,826	1,826
Other assets	10,921	4,196

Total assets	$1,078,328	$904,124

Liabilities
Subordinated debentures	$60,826	$60,826
Other liabilities	2,210	2,343

Total liabilities	63,036	63,169

Stockholders’ Equity
Common stock	676	651
Capital surplus	781,328	708,058
Retained earnings	226,279	136,386
Accumulated other comprehensive income (loss)	7,009	(4,140)

Total stockholders’ equity	1,015,292	840,955

Total liabilities and stockholders’ equity	$1,078,328	$904,124

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2014	2013	2012
Income
Dividends from banking subsidiary	$84,436	$91,178	$48,366
Other income	50	18	55

Total income	84,486	91,196	48,421
Expenses	5,938	5,055	4,909

Income before income taxes and equity in undistributed net income of subsidiaries	78,548	86,141	43,512
Tax benefit for income taxes	2,363	2,024	1,910

Income before equity in undistributed net income of subsidiaries	80,911	88,165	45,422
Equity in undistributed net income of subsidiaries	32,152	(21,645)	17,600

Net income	$113,063	$66,520	$63,022

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2014	2013	2012
Cash flows from operating activities
Net income	$113,063	$66,520	$63,022
Items not requiring (providing) cash
Share-based compensation	2,073	1,298	917
Tax benefit from stock options exercised	(1,225)	(836)	(1,377)
Equity in undistributed income of subsidiaries	(32,152)	21,645	(17,600)
Changes in other assets	(6,489)	1,674	(1,049)
Changes in other liabilities	1,955	(1,819)	1,181

Net cash provided by (used in) operating activities	77,225	88,482	45,094

Cash flows from investing activities
Centennial Trust merger	366	—	—
Purchase of Premier Bank	—	—	(1,415)
Purchase of Liberty Bank	—	(76,980)	—
Purchase of Florida Traditions Bank	(5)	—	—
Purchase of Broward Financial Holdings, Inc	(3,188)	—	—

Net cash provided by (used in) investing activities	(2,827)	(76,980)	(1,415)

Cash flows from financing activities
Proceeds from exercise of stock options	574	431	1,958
Common stock issuance costs – market acquisitions	(331)	(577)	—
Retirement of subordinated debentures	—	(25,000)	(15,000)
Tax benefit from stock options exercised	1,225	836	1,377
Repurchase of common stock	—	—	(13,549)
Disgorgement of profits	25	—	—
Dividends paid	(23,170)	(16,971)	(16,315)

Net cash provided by (used in) financing activities	(21,677)	(41,281)	(41,529)

Increase (decrease) in cash and cash equivalents	52,721	(29,779)	2,150
Cash and cash equivalents, beginning of year	6,000	35,779	33,629

Cash and cash equivalents, end of year	$58,721	$6,000	$35,779

26. Recent Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our disclosure controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2014 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In July 2014 and October 2014, we completed the acquisitions of Florida Traditions Bank and Broward Financial Holdings, Inc., respectively, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting to include the operations of Traditions and Broward. Management has concluded that the inclusion of these acquisitions has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2015, to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2015, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2015, to be filed pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2015, to be filed pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 16, 2015, to be filed pursuant to Regulation 14A.

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
C. Randall Sims
Chief Executive Officer

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2015.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Randy E. Mayor
John W. Allison	C. Randall Sims	Randy E. Mayor
Chairman of the Board of	Chief Executive Officer and	Chief Financial Officer,
Directors	Director (Principal Executive	Treasurer and Director
	Officer)	(Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams	Robert H. Adcock, Jr.	Richard H. Ashley
Director	Vice Chairman of the Board of	Director
Directors

/s/ Dale A. Bruns	/s/ Richard A. Buckheim	/s/ Jack E. Engelkes
Dale A. Bruns	Richard A. Buckheim	Jack E. Engelkes
Director	Director	Director

/s/ James G. Hinkle	/s/ Alex R. Lieblong	/s/ Thomas J. Longe
James G. Hinkle	Alex R. Lieblong	Thomas J. Longe
Director	Director	Director

/s/ Brian S. Davis	/s/ Tracy M. French
Brian S. Davis	Tracy M. French
Chief Accounting Officer	Director
and Investor Relations Officer
(Principal Accounting Officer)