Form 10-Q
period 2015-03-31
HOME BANCSHARES INC
filed 2015-05-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

Common Stock Issued and Outstanding: 67,577,586 shares as of May 1, 2015.

HOME BANCSHARES, INC.

FORM 10-Q

March 31, 2015

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission on February 27, 2015.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$115,448	$105,438
Interest-bearing deposits with other banks	82,123	7,090

Cash and cash equivalents	197,571	112,528
Federal funds sold	6,100	250
Investment securities – available-for-sale	1,069,745	1,067,287
Investment securities – held-to-maturity	344,518	356,790
Loans receivable not covered by loss share	4,929,989	4,817,314
Loans receivable covered by FDIC loss share	169,460	240,188
Allowance for loan losses	(56,526)	(55,011)

Loans receivable, net	5,042,923	5,002,491
Bank premises and equipment, net	209,326	206,912
Foreclosed assets held for sale not covered by loss share	17,402	16,951
Foreclosed assets held for sale covered by FDIC loss share	6,309	7,871
FDIC indemnification asset	19,435	28,409
Cash value of life insurance	74,722	74,444
Accrued interest receivable	23,542	24,075
Deferred tax asset, net	59,594	65,227
Goodwill	322,728	325,423
Core deposit and other intangibles	20,916	20,925
Other assets	99,143	93,689

Total assets	$7,513,974	$7,403,272

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,328,689	$1,203,306
Savings and interest-bearing transaction accounts	3,120,803	2,974,850
Time deposits	1,452,733	1,245,815

Total deposits	5,902,225	5,423,971
Securities sold under agreements to repurchase	178,615	176,465
FHLB borrowed funds	277,477	697,957
Accrued interest payable and other liabilities	55,268	28,761
Subordinated debentures	60,826	60,826

Total liabilities	6,474,411	6,387,980

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2015 and 2014; shares issued and outstanding 67,576,734 in 2015 and 67,570,610 in 2014	676	676
Capital surplus	779,856	781,328
Retained earnings	248,951	226,279
Accumulated other comprehensive income (loss)	10,080	7,009

Total stockholders’ equity	1,039,563	1,015,292

Total liabilities and stockholders’ equity	$7,513,974	$7,403,272

See Condensed Notes to Consolidated Financial Statements

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
	(Unaudited)
Interest income:
Loans	$75,487	$75,013
Investment securities
Taxable	5,543	4,470
Tax-exempt	2,752	2,317
Deposits – other banks	91	24
Federal funds sold	8	16

Total interest income	83,881	81,840

Interest expense:
Interest on deposits	3,258	3,384
Federal funds purchased	1	—
FHLB borrowed funds	1,050	946
Securities sold under agreements to repurchase	172	182
Subordinated debentures	329	328

Total interest expense	4,810	4,840

Net interest income	79,071	77,000
Provision for loan losses	3,787	6,938

Net interest income after provision for loan losses	75,284	70,062

Non-interest income:
Service charges on deposit accounts	5,418	5,911
Other service charges and fees	6,216	5,686
Trust fees	432	436
Mortgage lending income	1,932	1,513
Insurance commissions	567	1,416
Income from title services	34	50
Increase in cash value of life insurance	308	288
Dividends from FHLB, FRB, Bankers’ bank & other	415	316
Gain on acquisitions	1,635	—
Gain on sale of SBA loans	—	—
Gain (loss) on sale of premises and equipment, net	8	9
Gain (loss) on OREO, net	493	539
Gain (loss) on securities, net	4	—
FDIC indemnification accretion/(amortization), net	(3,956)	(4,744)
Other income	1,164	761

Total non-interest income	14,670	12,181

Non-interest expense:
Salaries and employee benefits	19,390	18,933
Occupancy and equipment	6,049	6,226
Data processing expense	2,419	1,793
Other operating expenses	12,855	12,405

Total non-interest expense	40,713	39,357

Income before income taxes	49,241	42,886
Income tax expense	18,122	15,549

Net income	$31,119	$27,337

Basic earnings per share	$0.46	$0.42

Diluted earnings per share	$0.46	$0.42

See Condensed Notes to Consolidated Financial Statements

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)
Net income	$31,119	$27,337
Net unrealized gain (loss) on available-for-sale securities	5,050	7,653
Less: reclassification adjustment for realized (gains) losses included in income	4	—

Other comprehensive income (loss), before tax effect	5,054	7,653
Tax effect	(1,983)	(3,002)

Other comprehensive income (loss)	3,071	4,651

Comprehensive income	$34,190	$31,988

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2015 and 2014

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	$651	$708,058	$136,386	$(4,140)	$840,955
Comprehensive income:
Net income	—	—	27,337	—	27,337
Other comprehensive income (loss)	—	—	—	4,651	4,651
Net issuance of 11,139 shares of common stock from exercise of stock options	—	49	—	—	49
Tax benefit from stock options exercised	—	123	—	—	123
Share-based compensation	—	638	—	—	638
Cash dividends – Common Stock, $0.075 per share	—	—	(4,885)	—	(4,885)

Balances at March 31, 2014 (unaudited)	651	708,868	158,838	511	868,868
Comprehensive income:
Net income	—	—	85,726	—	85,726
Other comprehensive income (loss)	—	—	—	6,498	6,498
Net issuance of 109,222 shares of common stock from exercise of stock options	1	524	—	—	525
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Issuance of 1,020,824 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	1,102	—	—	1,102
Share-based compensation	1	1,434	—	—	1,435
Cash dividends - Common Stock, $0.275 per share	—	—	(18,285)	—	(18,285)

Balances at December 31, 2014	676	781,328	226,279	7,009	1,015,292
Comprehensive income:
Net income	—	—	31,119	—	31,119
Other comprehensive income (loss)	—	—	—	3,071	3,071
Net issuance of 1,464 shares of common stock from exercise of stock options	—	7	—	—	7
Repurchase of 67,332 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	15	—	—	15
Share-based compensation	1	520	—	—	521
Cash dividends – Common Stock, $0.125 per share	—	—	(8,447)	—	(8,447)

Balances at March 31, 2015 (unaudited)	$676	$779,856	$248,951	$10,080	$1,039,563

See Condensed Notes to Consolidated Financial Statements

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2015	2014
	(Unaudited)
Operating Activities
Net income	$31,119	$27,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,635	2,523
Amortization/(accretion)	6,742	(2,334)
Share-based compensation	521	638
Tax benefits from stock options exercised	(15)	(123)
(Gain) loss on assets	(501)	(548)
Gain on acquisitions	(1,635)	—
Provision for loan losses	3,787	6,938
Deferred income tax effect	3,650	3,524
Increase in cash value of life insurance	(308)	(288)
Originations of mortgage loans held for sale	(49,603)	(47,372)
Proceeds from sales of mortgage loans held for sale	51,145	50,288
Changes in assets and liabilities:
Accrued interest receivable	533	1,079
Indemnification and other assets	(433)	20,166
Accrued interest payable and other liabilities	26,522	14,847

Net cash provided by (used in) operating activities	74,159	76,675

Investing Activities
Net (increase) decrease in federal funds sold	(5,850)	(18,650)
Net (increase) decrease in loans, excluding loans acquired	(14,456)	69,168
Purchases of investment securities – available-for-sale	(53,416)	(72,171)
Proceeds from maturities of investment securities – available-for-sale	54,958	78,333
Proceeds from sale of investment securities – available-for-sale	4	—
Purchases of investment securities – held-to-maturity	(2,540)	(22,672)
Proceeds from maturities of investment securities – held-to-maturity	14,205	4,835
Proceeds from foreclosed assets held for sale	8,243	13,624
Proceeds from sale of insurance book of business	2,938	—
Purchases of premises and equipment, net	(5,041)	(1,682)
Return of investment on cash value of life insurance	27	—
Net cash proceeds (paid) received – market acquisitions	429,902	—

Net cash provided by (used in) investing activities	428,974	50,785

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	10,680	(54,536)
Net increase (decrease) in securities sold under agreements to repurchase	2,150	(23,460)
Net increase (decrease) in FHLB borrowed funds	(420,480)	4,274
Proceeds from exercise of stock options	7	49
Repurchase of common stock	(2,015)	—
Tax benefits from stock options exercised	15	123
Dividends paid on common stock	(8,447)	(4,885)

Net cash provided by (used in) financing activities	(418,090)	(78,435)

Net change in cash and cash equivalents	85,043	49,025
Cash and cash equivalents – beginning of year	112,528	165,534

Cash and cash equivalents – end of period	$197,571	$214,559

See Condensed Notes to Consolidated Financial Statements

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). The Bank has locations in Arkansas, Florida, South Alabama and has a loan production office in New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

A summary of the significant accounting policies of the Company follows:

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of the Bank provide a group of similar community banking services, including such products and services as commercial, real estate and consumer loans, time deposits, and checking and savings accounts. The individual bank branches have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the community banking services and branch locations are considered by management to be aggregated into one reportable operating segment, community banking.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2015 and 2014 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2014 Form 10-K, filed with the Securities and Exchange Commission.

Earnings per Share

Basic earnings per share is computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income	$31,119	$27,337

Average shares outstanding	67,589	65,123
Effect of common stock options	334	388

Average diluted shares outstanding	67,923	65,511

Basic earnings per share	$0.46	$0.42
Diluted earnings per share	$0.46	$0.42

2.	Business Combinations

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s banking subsidiary, Centennial Bank acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Banco Popular of Puerto Rico (“Popular”) who was the successful lead bidder with the Federal Deposit Insurance Corporation (“FDIC”) on the failed Doral Bank of San Juan, Puerto Rico. The acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $466.3 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

Prior to the acquisition, Doral Florida operated five branch locations in Panama City, Panama City Beach and Pensacola, Florida plus a loan production office in Tallahassee, Florida. At the time of acquisition, Centennial operated 29 branch locations in the Florida Panhandle. As a result, the Company will close all five branch locations during the July 2015 systems conversion and return the facilities back to the FDIC.

The Company has determined that the acquisition of the net assets of Doral Florida constitutes a business combination as defined by the FASB ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of FASB ASC Topic 820, Fair Value Measurements. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Doral Bank’s Florida Panhandle operations
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,688	$428,214	$429,902
Loans receivable not covered by loss share	42,244	(4,300)	37,944

Total loans receivable	42,244	(4,300)	37,944
Core deposit intangibles	—	1,363	1,363

Total assets acquired	$43,932	$425,277	$469,209

Liabilities
Deposits
Demand and non-interest-bearing	$3,130	$—	$3,130
Savings and interest-bearing transaction accounts	119,865	—	119,865
Time deposits	343,271	1,308	344,579

Total deposits	466,266	1,308	467,574

Total liabilities assumed	$466,266	$1,308	$467,574

Pre-tax gain on acquisition			$1,635

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $428.2 million adjustment is the cash settlement received from Popular for the net equity received, assets discount bid and other customary closing adjustments.

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

The Company evaluated $36.9 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a $3.4 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining approximately $5.3 million of loans evaluated were considered purchased credit impaired loans with in the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $950,000 discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Core deposit intangible – This intangible asset represents the value of the relationships that Doral Florida had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $1.4 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The Bank was able to reset deposit rates. However, the Bank did not lower the deposit rates as low as the market rates currently offered. As a result, a $1.3 million fair value adjustment was applied for time deposits because the estimated weighted average interest rate of Doral Florida’s certificates of deposits were still estimated to be above the current market rates after the rate reset.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended March 31, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Doral Florida total assets acquired excluding the cash settlement received is less than 1% of total assets as of March 31, 2015, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders, at an undetermined date, up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At March 31, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014 for an additional discussion regarding the acquisition of Broward.

Acquisition of Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Florida Traditions Bank (“Traditions”) and merged Traditions into Centennial. Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among the Company, Centennial, and Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2014 for an additional discussion regarding the acquisition of Traditions.

3.	Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$349,973	$3,950	$(77)	$353,846
Mortgage-backed securities	482,501	6,346	(400)	488,447
State and political subdivisions	172,683	6,662	(73)	179,272
Other securities	48,001	467	(288)	48,180

Total	$1,053,158	$17,425	$(838)	$1,069,745

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,701	$62	$—	$4,763
Mortgage-backed securities	154,543	1,755	(45)	156,253
State and political subdivisions	185,274	5,427	(44)	190,657

Total	$344,518	$7,244	$(89)	$351,673

	December 31, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Mortgage-backed securities	500,292	4,235	(1,445)	503,082
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Mortgage-backed securities	161,051	580	(193)	161,438
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

Assets, principally investment securities, having a carrying value of approximately $1.24 billion and $1.23 billion at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $178.6 million and $176.5 million at March 31, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$358,826	$362,143	$73,261	$74,443
Due after one year through five years	506,870	516,861	160,420	164,396
Due after five years through ten years	144,847	147,481	68,123	69,865
Due after ten years	42,615	43,260	42,714	42,969

Total	$1,053,158	$1,069,745	$344,518	$351,673

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2015, approximately $931,000, in available-for-sale securities were sold. The gross realized gains on the sales for the three month period ended March 31, 2015 totaled approximately $4,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month period ended March 31, 2014, no available-for-sale securities were sold.

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

During the three-month period ended March 31, 2015, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of March 31, 2015, the Company had investment securities with a fair value of approximately $65.7 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 78.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$13,118	$(51)	$11,036	$(26)	$24,154	$(77)
Mortgage-backed securities	49,220	(121)	40,379	(324)	89,599	(445)
State and political subdivisions	9,965	(92)	1,981	(25)	11,946	(117)
Other securities	9,803	(70)	12,344	(218)	22,147	(288)

Total	$82,106	$(334)	$65,740	$(593)	$147,846	$(927)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$22,004	$(113)	$27,616	$(167)	$49,620	$(280)
Mortgage-backed securities	221,171	(812)	76,596	(826)	297,767	(1,638)
State and political subdivisions	15,171	(106)	10,038	(56)	25,209	(162)
Other securities	10,054	(51)	12,390	(275)	22,444	(326)

Total	$268,400	$(1,082)	$126,640	$(1,324)	$395,040	$(2,406)

Income earned on securities for the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Taxable:
Available-for-sale	$4,507	$4,420
Held-to-maturity	1,036	50
Non-taxable:
Available-for-sale	1,346	1,490
Held-to-maturity	1,406	827

Total	$8,295	$6,787

4.	Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,042,781	$1,987,890
Construction/land development	733,564	700,139
Agricultural	82,985	72,211
Residential real estate loans
Residential 1-4 family	976,719	963,990
Multifamily residential	274,515	250,222

Total real estate	4,110,564	3,974,452
Consumer	51,852	56,720
Commercial and industrial	641,411	670,124
Agricultural	58,317	48,833
Other	67,845	67,185

Loans receivable not covered by loss share	$4,929,989	$4,817,314

During the three-month periods ended March 31, 2015 and 2014, no SBA loans were sold.

Mortgage loans held for sale of approximately $31.6 million and $33.1 million at March 31, 2015 and December 31, 2014, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at March 31, 2015 and December 31, 2014 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of March 31, 2015 and December 31, 2014 for the Company:

	March 31, 2015	December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$58,251	$93,979
Construction/land development	25,495	39,946
Agricultural	875	943
Residential real estate loans
Residential 1-4 family	76,758	87,309
Multifamily residential	1,421	8,617

Total real estate	162,800	230,794
Consumer	17	16
Commercial and industrial	5,887	8,651
Other	756	727

Loans receivable covered by FDIC loss share	$169,460	$240,188

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial Bank non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of March 31, 2015 and December 31, 2014, $14.5 million and $22.5 million, respectively, were accruing loans past due 90 days or more.

6.	Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the three months ended March 31, 2015:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,471	$2,540	$55,011
Loans charged off	(3,150)	(772)	(3,922)
Recoveries of loans previously charged off	541	265	806

Net loans recovered (charged off)	(2,609)	(507)	(3,116)

Provision for loan losses for non-covered loans	2,869	—	2,869
Provision for loan losses forecasted outside of loss share	—	(295)	(295)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,057	2,057
Change attributable to FDIC loss share agreements	—	(844)	(844)

Net provision for loan losses for covered loans	—	918	918
Increase in FDIC indemnification asset	—	844	844

Balance, March 31, 2015	$52,731	$3,795	$56,526

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2015 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of March 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $134.7 million, $139.7 million and $164.3 million at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

	Three Months Ended March 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(83)	(802)	(864)	(829)	(572)	—	(3,150)
Recoveries of loans previously charged off	58	1	157	31	294	—	541

Net loans recovered (charged off)	(25)	(801)	(707)	(798)	(278)	—	(2,609)
Provision for loan losses	631	1,079	(1,455)	972	(210)	1,852	2,869

Balance, March 31	$8,722	$17,505	$11,284	$6,124	$5,310	$3,786	$52,731

	As of March 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,516	$2,009	$103	$9	$—	$—	$3,637
Loans collectively evaluated for impairment	7,206	15,496	11,181	6,115	5,310	3,786	49,094

Loans evaluated for impairment balance, March 31	8,722	17,505	11,284	6,124	5,310	3,786	52,731

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, March 31	$8,722	$17,505	$11,284	$6,124	$5,310	$3,786	$52,731

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$23,920	$53,783	$18,240	$3,977	$1,053	$—	$100,973
Loans collectively evaluated for impairment	691,520	1,966,275	1,175,303	623,917	174,596	—	4,631,611

Loans evaluated for impairment balance, March 31	715,440	2,020,058	1,193,543	627,894	175,649	—	4,732,584

Purchased credit impaired loans acquired	18,124	105,708	57,691	13,517	2,365	—	197,405

Balance, March 31	$733,564	$2,125,766	$1,251,234	$641,411	$178,014	$—	$4,929,989

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(22)	(67)	(613)	(868)	(854)	—	(2,424)
Recoveries of loans previously charged off	25	22	57	35	349	—	488

Net loans recovered (charged off)	3	(45)	(556)	(833)	(505)	—	(1,936)
Provision for loan losses	(160)	1,662	1,423	2,767	1,588	(342)	6,938

Balance, March 31	6,125	16,717	9,756	3,867	3,646	3,913	44,024
Loans charged off	(951)	(2,255)	(2,436)	(1,298)	(1,941)	—	(8,881)
Recoveries of loans previously charged off	317	220	892	271	806	—	2,506

Net loans recovered (charged off)	(634)	(2,035)	(1,544)	(1,027)	(1,135)	—	(6,375)
Provision for loan losses	2,625	2,545	5,234	3,110	3,287	(1,979)	14,822

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,477	$3,080	$2,183	$6	$—	$—	$6,746
Loans collectively evaluated for impairment	6,624	12,447	10,827	5,880	5,798	1,934	43,510

Loans evaluated for impairment balance, December 31	8,101	15,527	13,010	5,886	5,798	1,934	50,256

Purchased credit impaired loans acquired	15	1,700	436	64	—	—	2,215

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$19,037	$48,065	$21,734	$4,084	$484	$—	$93,404
Loans collectively evaluated for impairment	659,465	1,900,472	1,131,021	650,163	169,815	—	4,510,936

Loans evaluated for impairment balance, December 31	678,502	1,948,537	1,152,755	654,247	170,299	—	4,604,340

Purchased credit impaired loans acquired	21,637	111,564	61,457	15,877	2,439	—	212,974

Balance, December 31	$700,139	$2,060,101	$1,214,212	$670,124	$172,738	$—	$4,817,314

The following is an aging analysis for the non-covered loan portfolio as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,799	$255	$14,850	$18,904	$2,023,877	$2,042,781	$5,482
Construction/land development	5,157	3,975	2,887	12,019	721,545	733,564	426
Agricultural	20	—	109	129	82,856	82,985	30
Residential real estate loans
Residential 1-4 family	8,629	961	13,964	23,554	953,165	976,719	3,492
Multifamily residential	—	—	1,334	1,334	273,181	274,515	1

Total real estate	17,605	5,191	33,144	55,940	4,054,624	4,110,564	9,431
Consumer	205	91	609	905	50,947	51,852	26
Commercial and industrial	1,585	87	3,583	5,255	636,156	641,411	2,703
Agricultural and other	483	34	178	695	125,467	126,162	—

Total	$19,878	$5,403	$37,514	$62,795	$4,867,194	$4,929,989	$12,160

	December 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,942	$1,311	$14,781	$22,034	$1,965,856	$1,987,890	$5,880
Construction/land development	2,696	847	1,660	5,203	694,936	700,139	734
Agricultural	307	—	34	341	71,870	72,211	34
Residential real estate loans
Residential 1-4 family	4,680	1,494	16,077	22,251	941,739	963,990	4,128
Multifamily residential	—	—	2,035	2,035	248,187	250,222	691

Total real estate	13,625	3,652	34,587	51,864	3,922,588	3,974,452	11,467
Consumer	368	149	858	1,375	55,345	56,720	579
Commercial and industrial	1,669	549	3,933	6,151	663,973	670,124	2,825
Agricultural and other	463	16	184	663	115,355	116,018	—

Total	$16,125	$4,366	$39,562	$60,053	$4,757,261	$4,817,314	$14,871

Non-accruing loans not covered by loss share at March 31, 2015 and December 31, 2014 were $25.4 million and $24.7 million, respectively.

The following is a summary of the non-covered impaired loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—	—	—	—	—
Multifamily residential	—	—	—	—	—

Total real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	—	—	—	—	—
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,267	42,860	2,009	42,265	276
Construction/land development	21,253	20,750	1,516	19,413	105
Agricultural	145	109	—	71	—
Residential real estate loans
Residential 1-4 family	16,699	14,629	41	15,340	54
Multifamily residential	3,612	3,611	62	3,969	22

Total real estate	86,976	81,959	3,628	81,058	457
Consumer	911	875	—	866	4
Commercial and industrial	5,601	3,977	9	4,111	33
Agricultural and other	178	178	—	182	—

Total loans with a specific valuation allowance	93,666	86,989	3,637	86,217	494
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,267	42,860	2,009	42,265	276
Construction/land development	21,253	20,750	1,516	19,413	105
Agricultural	145	109	—	71	—
Residential real estate loans
Residential 1-4 family	16,699	14,629	41	15,340	54
Multifamily residential	3,612	3,611	62	3,969	22

Total real estate	86,976	81,959	3,628	81,058	457
Consumer	911	875	—	866	4
Commercial and industrial	5,601	3,977	9	4,111	33
Agricultural and other	178	178	—	182	—

Total impaired loans	$93,666	$86,989	$3,637	$86,217	$494

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of March 31, 2015.

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

Interest recognized on non-covered impaired loans during the three months ended March 31, 2015 and 2014 was approximately $494,000 and $801,000, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,658	$1	$—	$34,659
Construction/land development	16,002	—	—	16,002
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	13,502	55	—	13,557
Multifamily residential	3,646	—	—	3,646

Total real estate	67,808	56	—	67,864
Consumer	643	19	—	662
Commercial and industrial	2,283	45	—	2,328
Agricultural and other	182	—	—	182

Total	$70,916	$120	$—	$71,036

	December 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,698	$24	$—	$34,722
Construction/land development	16,112	—	—	16,112
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,622	343	—	15,965
Multifamily residential	3,382	—	—	3,382

Total real estate	69,814	367	—	70,181
Consumer	903	19	—	922
Commercial and industrial	2,244	5	—	2,249
Agricultural and other	178	—	—	178

Total	$73,139	$391	$—	$73,530

Loans may be classified, but not considered impaired, due to one of the following reasons: (1) The Company has established minimum dollar amount thresholds for loan impairment testing. All loans over $2.0 million that are rated 5 – 8 are individually assessed for impairment on a quarterly basis. Loans rated 5 – 8 that fall under the threshold amount are not individually tested for impairment and therefore are not included in impaired loans; (2) of the loans that are above the threshold amount and tested for impairment, after testing, some are considered to not be impaired and are not included in impaired loans.

The following is a presentation of non-covered loans by class and risk rating as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,324	$16,071	$1,336,678	$524,066	$20,982	$34,659	$1,937,780
Construction/land development	14	325	275,692	418,599	4,808	16,002	715,440
Agricultural	—	603	46,573	34,382	720	—	82,278
Residential real estate loans
Residential 1-4 family	606	3,581	728,471	166,899	13,949	13,557	927,063
Multifamily residential	—	423	204,336	55,672	2,403	3,646	266,480

Total real estate	5,944	21,003	2,591,750	1,199,618	42,862	67,864	3,929,041
Consumer	14,279	289	25,560	10,000	154	662	50,944
Commercial and industrial	12,513	14,261	388,924	207,076	2,792	2,328	627,894
Agricultural and other	641	894	82,015	40,390	583	182	124,705

Total risk rated loans	$33,377	$36,447	$3,088,249	$1,457,084	$46,391	$71,036	4,732,584

Purchased credit impaired loans acquired							197,405

Total non-covered loans							$4,929,989

	December 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,674	$15,914	$1,300,835	$501,931	$20,115	$34,722	$1,877,191
Construction/land development	15	355	241,659	415,380	4,981	16,112	678,502
Agricultural	—	610	35,539	34,469	728	—	71,346
Residential real estate loans
Residential 1-4 family	494	3,505	714,278	165,464	11,730	15,965	911,436
Multifamily residential	—	400	192,687	42,578	2,272	3,382	241,319

Total real estate	4,183	20,784	2,484,998	1,159,822	39,826	70,181	3,779,794
Consumer	14,560	215	29,238	10,543	175	922	55,653
Commercial and industrial	13,081	16,957	430,026	189,318	2,616	2,249	654,247
Agricultural and other	573	790	87,347	25,237	521	178	114,646

Total risk rated loans	$32,397	$38,746	$3,031,609	$1,384,920	$43,138	$73,530	4,604,340

Purchased credit impaired loans acquired							212,974

Total non-covered loans							$4,817,314

The following is a presentation of non-covered TDR’s by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	12	$19,694	$4,625	$8,900	$5,611	$19,136
Construction/land development	4	9,681	7,087	1,661	—	8,748
Residential real estate loans
Residential 1-4 family	2	1,889	—	1,866	—	1,866
Multifamily residential	2	3,182	1,986	—	291	2,277

Total real estate	20	34,446	13,698	12,427	5,902	32,027
Commercial and industrial	1	380	—	306	—	306

Total	21	$34,826	$13,698	$12,733	$5,902	$32,333

	December 31, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

The following is a presentation of non-covered TDR’s on non-accrual status as of March 31, 2015 and December 31, 2014 because they are not in compliance with the modified terms:

	March 31, 2015		December 31, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Residential real estate loans
Residential 1-4 family	1	$1,809	—	$—

Total real estate	1	1,809	—	—
Commercial and industrial	—	—	—	—

Total	1	$1,809	—	$—

Allowance for Loan Losses and Credit Quality for Covered Loans

During the 2015 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $918,000 net provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the three months ended March 31, 2015 on a net basis. The Company also recorded a negative provision for loan losses forecasted outside of loss share of $295,000 and a provision for loan loss of $2.1 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $844,000.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of March 31, 2015.

	Three Months Ended March 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	—	(691)	(81)	—	—	—	(772)
Recoveries of loans previously charged off	107	62	96	—	—	—	265

Net loans recovered (charged off)	107	(629)	15	—	—	—	(507)
Provision for loan losses forecasted outside of loss share	(229)	(302)	233	3	—	—	(295)
Provision for loan losses before benefit attributable to FDIC loss share agreements	365	888	344	70	390	—	2,057
Change attributable to FDIC loss share agreements	(63)	(220)	(117)	(57)	(387)	—	(844)

Net provision for loan losses	73	366	460	16	3	—	918
Increase in FDIC indemnification asset	63	220	117	57	387	—	844

Balance, March 31	$675	$887	$1,753	$89	$391	$—	$3,795

	As of March 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	675	887	1,753	89	391	—	3,795

Balance, March 31	$675	$887	$1,753	$89	$391	$—	$3,795

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	25,495	59,126	78,179	5,887	773	—	169,460

Balance, March 31	$25,495	$59,126	$78,179	$5,887	$773	$—	$169,460

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2014.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	6	—	168	—	—	—	174

Net loans recovered (charged off)	6	—	168	—	—	—	174
Provision for loan losses before benefit attributable to FDIC loss share agreements	10	1,345	(1,364)	9	—	—	—
Change attributable to FDIC loss share agreements	(10)	(1,345)	1,364	(9)	—	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	10	1,345	(1,364)	9	—	—	—

Balance, March 31	1,723	2,183	917	144	—	—	4,967
Loans charged off	(126)	(2,054)	(435)	(157)	—	—	(2,772)
Recoveries of loans previously charged off	126	37	393	—	4	—	560

Net loans recovered (charged off)	—	(2,017)	(42)	(157)	4	—	(2,212)
Provision for loan losses forecasted outside of loss share	372	589	206	16	1	—	1,184
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,663)	175	80	13	(4)	—	(1,399)
Change attributable to FDIC loss share agreements	1,652	(280)	(228)	(28)	3	—	1,119

Net provision for loan losses	361	484	58	1	—	—	904
Increase in FDIC indemnification asset	(1,652)	280	228	28	(3)	—	(1,119)

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	432	930	1,161	16	1	—	2,540

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	39,946	94,922	95,926	8,651	743	—	240,188

Balance, December 31	$39,946	$94,922	$95,926	$8,651	$743	$—	$240,188

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the three-month period ended March 31, 2015 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$114,707	$453,162
Reforecasted future interest payments for loan pools	6,231	—
Accretion recorded to interest income	(11,747)	11,747
Reclassification out of purchased credit impaired loans (1)	(28,595)	(56,272)
Transfers to foreclosed assets held for sale	—	(6,580)
Payments received, net	—	(35,192)

Balance at end of period	$80,596	$366,865

(1)	At acquisition, 100% of the loans acquired from Old Southern and Key West were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. During the first quarter of 2015, the five-year loss-share for Old Southern and Key West ended. Since the loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The non-covered purchased credit impaired loans acquired during the 2015 Doral Florida acquisition were deemed immaterial and as a result were not included in the table above.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $6.2 million. This updated forecast does not change the expected weighted average yields on the loan pools.

7.	Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Goodwill
Balance, beginning of period	$325,423	$301,736
Acquisitions	—	23,687
Sale of insurance book of business	(2,695)	—

Balance, end of period	$322,728	$325,423

	March 31, 2015	December 31, 2014
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$20,925	$22,298
Acquisition	1,363	—
Sale of insurance book of business	(243)	—
Amortization expense	(1,129)	(1,167)

Balance, March 31	$20,916	21,131

Acquisitions		3,257
Amortization expense		(3,463)

Balance, end of year		$20,925

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2015 and December 31, 2014 were:

	March 31, 2015	December 31, 2014
	(In thousands)
Gross carrying basis	$47,901	$46,781
Accumulated amortization	(26,985)	(25,856)

Net carrying amount	$20,916	$20,925

Core deposit and other intangible amortization expense was approximately $1.1 million and $1.2 million for the three-months ended March 31, 2015 and 2014, respectively. Including all of the mergers completed as of March 31, 2015, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2015 through 2019 is approximately: 2015 - $4.0 million; 2016 - $2.8 million; 2017 - $2.7 million; 2018 - $2.6 million; 2019 - $2.5 million.

The carrying amount of the Company’s goodwill was $322.7 million and $325.4 million at March 31, 2015 and December 31, 2014, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8.	Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2015 and December 31, 2014 other assets were $99.1 million and $93.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $12.8 million and $14.0 million at March 31, 2015 and December 31, 2014, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $70.2 million and $66.7 million at March 31, 2015 and December 31, 2014, respectively, and are accounted for at cost.

9.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $314.3 million and $272.5 million at March 31, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $851.7 million and $705.4 million at March 31, 2015 and December 31, 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, brokered deposits were $31.8 million and $33.6 million, respectively.

Deposits totaling approximately $1.01 billion and $1.02 billion at March 31, 2015 and December 31, 2014, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10.	Securities Sold Under Agreements to Repurchase

At March 31, 2015 and December 31, 2014, securities sold under agreements to repurchase totaled $178.6 million and $176.5 million, respectively. For the three-month periods ended March 31, 2015 and 2014, securities sold under agreements to repurchase daily weighted average totaled $179.6 million and $149.4 million, respectively.

11.	FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $277.5 million and $698.0 million at March 31, 2015 and December 31, 2014, respectively. This $420.5 million pay down of FHLB borrowed funds is primarily related to the use of the $428.2 million cash settlement received during the Doral Florida acquisition. At March 31, 2015, $92.5 million and $185.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.20% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $144.0 million at both March 31, 2015 and December 31, 2014 in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2015 and December 31, 2014, respectively.

12.	Subordinated Debentures

Subordinated debentures at March 31, 2015 and December 31, 2014 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13.	Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Current:
Federal	$12,074	$10,032
State	2,398	1,993

Total current	14,472	12,025

Deferred:
Federal	3,045	2,940
State	605	584

Total deferred	3,650	3,524

Provision for income taxes	$18,122	$15,549

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31:

	Three Months Ended
	March 31,
	2015	2014
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(2.04)	(2.01)
Cash value of life insurance	(0.22)	(0.24)
State income taxes, net of federal benefit	4.01	3.91
Other	0.05	(0.40)

Effective income tax rate	36.80%	36.26%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$22,172	$21,578
Deferred compensation	1,613	2,781
Stock options	1,442	1,428
Real estate owned	1,973	3,257
Loan discounts	25,123	25,807
Tax basis premium/discount on acquisitions	16,506	19,121
Investments	2,689	2,692
Other	8,053	7,721

Gross deferred tax assets	79,571	84,385

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	3,043	2,249
Unrealized gain on securities available-for-sale	6,507	4,524
Core deposit intangibles	5,536	5,382
Indemnification asset	2,050	3,823
FHLB dividends	1,647	1,602
Other	1,194	1,578

Gross deferred tax liabilities	19,997	19,158

Net deferred tax assets	$59,594	$65,227

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares of common stock in the Company. At March 31, 2015, the Company has approximately 1,354,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,335,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2015 was $20.2 million and $17.5 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $1.9 million as of March 31, 2015. For the first three months of 2015, the Company has expensed $108,000 for the non-vested awards.

The table below summarizes the transactions under the Company’s stock option plans at March 31, 2015 and December 31, 2014 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2015		For the Year Ended December 31, 2014
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	905	$11.80	966	$9.57
Granted	78	30.99	70	33.54
Forfeited/Expired	(1)	4.34	(11)	30.89
Exercised	(1)	4.61	(120)	4.77

Outstanding, end of period	981	13.34	905	11.80

Exercisable, end of period	674	$7.88	645	$7.52

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the three months ended March 31, 2015 was $8.03 per share. The weighted-average fair value of options granted during the year ended December 31, 2014 was $10.73 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Expected dividend yield	1.62%	0.89%
Expected stock price volatility	28.67%	30.94%
Risk-free interest rate	1.71%	2.31%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.50 to $ 4.21	17	1.54	$4.03	17	$4.03
$4.92 to $ 4.92	16	2.38	4.92	16	4.92
$5.33 to $ 5.33	199	0.60	5.33	199	5.33
$5.54 to $ 5.54	199	0.95	5.54	199	5.54
$8.54 to $ 8.60	77	2.79	8.57	77	8.57
$9.25 to $ 9.31	10	2.15	9.29	10	9.29
$10.16 to $13.12	141	4.95	12.03	105	11.66
$17.25 to $19.08	150	7.94	18.23	44	17.92
$29.42 to $33.72	135	9.50	32.05	—	—
$34.35 to $34.80	37	8.70	34.71	7	34.74

	981			674

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2015 and December 31, 2014 and changes during the period and year then ended:

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Beginning of year	257	256
Issued	73	43
Vested	(19)	(30)
Forfeited	(1)	(12)

End of period	310	257

Amount of expense for three months and twelve months ended, respectively	$487	$1,524

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

On January 16, 2015, the Company granted 60,000 shares of the Company’s restricted common stock to the Chairman, 9,000 shares of restricted common stock to nine non-employee members of the Board of Directors and 3,992 shares of restricted common stock to a group of employees of the Company’s bank subsidiary for a total issuance of 72,992 shares of restricted common stock. The restricted stock issued will “cliff” vest on January 16, 2018.

During the first three months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. For the first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted average stock price of $29.89 per share. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at March 31, 2015.

15.	Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Salaries and employee benefits	$19,390	$18,933
Occupancy and equipment	6,049	6,226
Data processing expense	2,419	1,793
Other operating expenses:
Advertising	779	522
Merger and acquisition expenses	1,417	849
Amortization of intangibles	1,129	1,167
Electronic banking expense	1,232	1,338
Directors’ fees	295	227
Due from bank service charges	215	199
FDIC and state assessment	1,396	1,114
Insurance	666	614
Legal and accounting	447	417
Other professional fees	488	507
Operating supplies	434	472
Postage	309	352
Telephone	504	454
Other expense	3,544	4,173

Total other operating expenses	12,855	12,405

Total non-interest expense	$40,713	$39,357

16.	Concentration of Credit Risks

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

Although the Company has a diversified loan portfolio, at March 31, 2015 and December 31, 2014, non-covered commercial real estate loans represented 58.0% and 57.3% of non-covered loans, respectively, and 275.1% and 271.9% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 25.4% and 25.2% of non-covered loans and 120.4% and 119.6% of total stockholders’ equity at March 31, 2015 and December 31, 2014, respectively.

Approximately 87.4% of the Company’s loans as of March 31, 2015, are to the borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its primary market areas. Additionally, the Company has 83.8% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

Although general economic conditions in our market areas have improved, both nationally and locally, over the past three years and show signs of continued improvement, financial institutions still face circumstances and challenges which in some cases have and could potentially result in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

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

At March 31, 2015 and December 31, 2014, commitments to extend credit of $926.9 million and $851.8 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2015 and December 31, 2014, is $22.9 million and $23.2 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

19.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first three months of 2015, the Company requested approximately $22.7 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 70.7% of the Company’s banking subsidiary’s first three months earnings.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Among other things, the rule establishes a new minimum “common equity Tier 1 capital” requirement of 4.5% of risk-weighted assets, raises the minimum “Tier 1 risk-based capital” requirement to 6% of risk-weighted assets and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Basel III also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of “common equity tier 1 capital” to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016. The phase-in period ends on January 1, 2019 when the full capital conservation buffer requirement becomes effective.

Basel III amended the prompt corrective action rules to incorporate a “common equity Tier 1 capital” requirement and to raise the capital requirements for certain capital categories. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least a 4.5% “common equity Tier 1 risk-based capital” ratio, a 4% “Tier 1 leverage capital” ratio, a 6% “Tier 1 risk-based capital” ratio and an 8% “total risk-based capital” ratio.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2015, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.36%, 10.51%, 12.32%, and 13.24%, respectively, as of March 31, 2015.

20.	Additional Cash Flow Information

In connection with the Doral Florida acquisition, accounted for using the purchase method, the Company acquired approximately $39.3 million in assets, assumed $467.6 million in liabilities, issued no equity and received net funds of $429.9 million during the first quarter of 2015. As a result, the Company recorded a bargain purchase gain of $1.6 million.

The following is summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2015	2014
	(In thousands)
Interest paid	$4,873	$4,930
Income taxes paid	3,100	500
Assets acquired by foreclosure	6,580	5,839

21.	Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2015 and December 31, 2014, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2015 and 2014.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $83.4 million and $78.7 million as of March 31, 2015 and December 31, 2014, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $51,000 and $104,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended March 31, 2015 and 2014, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $17.4 million and $17.0 million, respectively.

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

Loans receivable covered by FDIC loss share, net of allowance — Fair values for loans are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan is amortizing. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

Deposits and securities sold under agreements to repurchase — The fair values of demand, savings deposits and securities sold under agreements to repurchase are, by definition, equal to the amount payable on demand and, therefore, approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.

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

Commitments to extend credit, letters of credit and lines of credit — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these commitments is not material.

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

	March 31, 2015
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$197,571	$197,571	1
Federal funds sold	6,100	6,100	1
Investment securities – held-to-maturity	344,518	351,673	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,793,906	4,785,376	3
Loans receivable covered by FDIC loss share, net of allowance	165,665	165,665	3
FDIC indemnification asset	19,435	19,435	3
Accrued interest receivable	23,542	23,542	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,328,689	$1,328,689	1
Savings and interest-bearing transaction accounts	3,120,803	3,120,803	1
Time deposits	1,452,733	1,182,848	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	178,615	178,615	1
FHLB borrowed funds	277,477	284,313	2
Accrued interest payable	1,057	1,057	1
Subordinated debentures	60,826	60,826	3

	December 31, 2014
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,528	$112,528	1
Federal funds sold	250	250	1
Investment securities – held-to-maturity	356,790	362,272	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,686,145	4,671,941	3
Loans receivable covered by FDIC loss share, net of allowance	237,648	237,648	3
FDIC indemnification asset	28,409	28,409	3
Accrued interest receivable	24,075	24,075	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,203,306	$1,203,306	1
Savings and interest-bearing transaction accounts	2,974,850	2,974,850	1
Time deposits	1,245,815	1,240,802	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	176,465	176,465	1
FHLB borrowed funds	697,957	705,219	2
Accrued interest payable	1,120	1,120	1
Subordinated debentures	60,826	60,826	3

22.	Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target requires an employee also render service once the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply this guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a significant effect on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. This update affects creditors that hold government-guaranteed mortgage loans. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; (3) at the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company has adopted the new guidance on the consolidated financial statements, which has made no impact to the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

23.	Subsequent Events

On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio and were transferred to the Seller by Banco Popular of Puerto Rico upon its acquisition of the assets and liabilities of Doral Bank from the Federal Deposit Insurance Corporation, as receiver for the failed Doral Bank. This pool of loans will now be housed in a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”). The Centennial CFG will be responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans and the creation of Centennial CFG, Centennial notified the Arkansas State Bank Department and the New York Department of Financial Services of its plans to establish a new loan production office in New York, New York. The Company received confirmation of no objection from both states and opened the loan production office on April 23, 2015. Since the loan production office has been established, Centennial CFG plans to build out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of March 31, 2015, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 7, 2015

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 27, 2015, which includes the audited financial statements for the year ended December 31, 2014. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2015, we had, on a consolidated basis, total assets of $7.51 billion, loans receivable, net of $5.04 billion, total deposits of $5.90 billion, and stockholders’ equity of $1.04 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Total assets	$7,513,974	$6,780,776
Loans receivable not covered by loss share	4,929,989	4,126,564
Loans receivable covered by FDIC loss share	169,460	270,641
Allowance for loan losses	56,526	48,991
FDIC claims receivable	12,760	20,407
Total deposits	5,902,225	5,338,510
Total stockholders’ equity	1,039,563	868,868
Net income	31,119	27,337
Basic earnings per share	0.46	0.42
Diluted earnings per share	0.46	0.42
Diluted earnings per share excluding intangible amortization (1)	0.47	0.43
Annualized net interest margin – FTE	4.94%	5.48%
Efficiency ratio	41.41	42.07
Annualized return on average assets	1.67	1.64
Annualized return on average common equity	12.33	13.00

(1)	See Table 26 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test has revealed a projected credit improvement in certain loan pools. As a result of these improvements, the Company is recognizing additional adjustments to yield over the weighted average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the weighted average life of the shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three-month periods ended March 31, 2015 and 2014:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)

Periods Tested:
Prior to 2014	$34,649	$24,718	$3,490
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	13,769	8,141	1,003
December 31, 2014	—	—	—
March 31, 2015	—	—	—

Total	$83,278	$58,535	$6,764

(1)	Includes credit improvement in non-covered purchased credit impaired loans of $4.7 million.

Table 3: Financial Impact for the Three Months Ended March 31, 2015 and 2014

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
March 31, 2014	$5,674	$4,970	$166
March 31, 2015	4,509	4,084	281

Additional income/expense	$(1,165)	$(886)	$115

Results of Operations for Three Months Ended March 31, 2015 and 2014

Our net income increased $3.8 million, or 13.8%, to $31.1 million for the three-month period ended March 31, 2015, from $27.3 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.46 and $0.42 per share for the three-month periods ended March 31, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.4 million of merger expenses associated with the recently completed acquisition of the Florida Panhandle operations of the former Doral Bank (“Doral Florida”), net income was $31.0 million and diluted earnings per share for the first quarter of 2015 remained $0.46 per share. Excluding the $849,000 of merger expenses associated with the acquisition of Liberty Bancshares, Inc. (“Liberty”), net income was $27.9 million, or $0.43 diluted earnings per share, for the first quarter of 2014. The $3.1 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income primarily resulting from our 2014 acquisitions of Florida Traditions Bank (“Traditions”) and Broward Financial Holdings, Inc. (“Broward”) and 2015 acquisition of Doral Florida plus a decrease in provision for loan losses in first quarter of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Traditions, Broward & Doral Florida acquisitions when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. The first quarter 2015 impairment testing noted a slight decline in asset quality in five of our covered loan pools which resulted in a net covered provision for loan loss of $918,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $78.3 million of adjustments to yield were determined to be recognized over the weighted average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the Liberty portfolio has begun to slow down. As result, there was a decline of recognized accretion yield from the first quarter of 2014 to the first quarter of 2015. Consequently, yields on loans and net interest margin for the quarter just ended are reduced when compared to the first quarter of 2014.

The effective yield on non-covered loans for the three months ended March 31, 2015 and 2014 was 5.65% and 6.26%, respectively. The effective yield on covered loans for the three months ended March 31, 2015 and 2014 was 14.65% and 16.02%, respectively. Our annualized net interest margin, on a fully taxable equivalent basis, was 4.94% for the three months ended March 31, 2015, compared to 5.48% for the same period in 2014.

Our annualized return on average assets was 1.67% for the three months ended March 31, 2015, compared to 1.64% for the same period in 2014. Our annualized return on average assets excluding merger expenses and gain on acquisition was 1.67% for the three months ended March 31, 2015, compared to 1.67% for the same period in 2014. Our annualized return on average common equity was 12.33% for the three months ended March 31, 2015, compared to 13.00% for the same period in 2014. Our annualized return on average common equity excluding merger expenses and gain on acquisition was 12.28% for the three months ended March 31, 2015, compared to 13.24% for the same period in 2014. Our acquisitions have historically performed below our profitability ratios. We have been making notable progress in improving the performance of the acquired franchises. As a result, there was little to no change in our return on average assets from 2014 to 2015. Conversely, there was a decline in our return on average common equity from 2014 to 2015 due to capital generation from our substantial level of retained earnings.

Our efficiency ratio was 41.41% for the three months ended March 31, 2015, compared to 42.07% for the same period in 2014. For the first quarter of 2015, our core efficiency ratio was 40.84% which is improved from the 41.39% reported for first quarter of 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our acquisitions of Traditions, Broward and Doral Florida offset by a modest increase in costs associated with the asset growth from our acquisitions. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended March 31, 2015 and December 31, 2014

Our total assets as of March 31, 2015 increased $110.7 million to $7.51 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $112.7 million to $4.93 billion as of March 31, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the recent acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the migration of $56.3 million net covered loans to non-covered status plus $18.5 million of loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $70.7 million to $169.5 million as of March 31, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the migration of $56.3 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $24.3 million to $1.04 billion as of March 31, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first three months of 2015 was 9.7%. The increase in stockholders’ equity is primarily associated with the $34.2 million of comprehensive income less the $8.4 million of dividends paid for the first three months of 2015.

As of March 31, 2015, our non-performing non-covered loans decreased to $37.5 million, or 0.76%, of total non-covered loans from $39.6 million, or 0.82%, of total non-covered loans as of December 31, 2014. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 140.56% as of March 31, 2015, compared to 132.63% as of December 31, 2014. Non-performing non-covered loans in Arkansas were $22.2 million at March 31, 2015 compared to $24.5 million as of December 31, 2014. Non-performing non-covered loans in Florida were $15.2 million at March 31, 2015 compared to $14.8 million as of December 31, 2014. Non-performing non-covered loans in Alabama were $161,000 at March 31, 2015 compared to $302,000 as of December 31, 2014.

As of March 31, 2015, our non-performing non-covered assets improved to $54.9 million, or 0.75%, of total non-covered assets from $56.5 million, or 0.79%, of total non-covered assets as of December 31, 2014. Non-performing non-covered assets in Arkansas were $36.7 million at March 31, 2015 compared to $39.2 million as of December 31, 2014. Non-performing non-covered assets in Florida were $18.1 million at March 31, 2015 compared to $17.0 million as of December 31, 2014. Non-performing non-covered assets in Alabama were $176,000 at March 31, 2015 compared to $317,000 as of December 31, 2014.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset. The Company accounts for its acquisitions under ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. For covered acquired loans fair value is exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 120 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles - Goodwill and Other, in the fourth quarter.

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

Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term “more likely than not” means a likelihood of more than 50 percent; the terms “examined” and “upon examination” also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

Acquisitions

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s banking subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Banco Popular of Puerto Rico (“Popular”) who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. The acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $466.3 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

Prior to the acquisition, Doral Florida operated five branch locations in Panama City, Panama City Beach and Pensacola, Florida plus a loan production office in Tallahassee, Florida. At the time of acquisition, Centennial operated 29 branch locations in the Florida Panhandle. As a result, the Company will close all five branch locations during the July 2015 systems conversion and return the facilities back to the FDIC.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Doral Florida.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward, parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At March 31, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

Acquisition of Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Florida Traditions Bank (“Traditions”) and merged Traditions into Centennial Bank. Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among the Company, Centennial Bank, and Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

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

FDIC Indemnification Asset

In conjunction with the 2010 FDIC-assisted transactions, the Company entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should the Company choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Balance Sheets. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets. As the loss share agreements approach the various expiration dates there could be unexpected volatility as future expected loan losses might become projected to occur outside of the loss share coverage reimbursement window.

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$28,409	$89,611
Incurred claims for FDIC covered credit losses	(5,862)	(11,519)
FDIC indemnification accretion/(amortization)	(3,956)	(4,744)
Reduction in provision for loan losses:
Change attributable to FDIC loss share agreements	844	—

Ending balance	$19,435	$73,348

FDIC-Assisted Acquisitions – True-up

Our purchase and assumption agreements in connection with our 2010 FDIC-assisted acquisitions allow the FDIC to recover a portion of the loss share funds previously paid out under the indemnification agreements in the event losses fail to reach the expected loss under a claw back provision. Should the markets associated with any of the banks we acquired through FDIC-assisted transactions perform better than initially projected, the Bank is required to pay this clawback (or “true-up”) payment to the FDIC on a specified date following the tenth anniversary of such acquisition (the “True-Up Measurement Date”).

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

The amount of FDIC-assisted acquisitions true-up accrued at March 31, 2015 and December 31, 2014 was $9.8 million and $9.4 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. In an effort to achieve efficiencies primarily from the acquisitions, the Company closed one Florida location during the first quarter of 2015 and has plans to close one Arkansas and one Florida location during the second quarter of 2015.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated approximately 42 branch locations across the Company. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. The results of the evaluation have narrowed our current focus to approximately eight branch locations. Throughout the remainder of the year, it is expected we will announce strategic consolidations where it improves efficiency in certain markets. These closures are expected to incur approximately $2.0 million in closing expenses. Included in these expenses, is the write-off of approximately $823,000 of goodwill, which will lower the impact to tangible book value.

The Company currently has 82 branches in Arkansas, 60 branches in Florida and 7 branches in Alabama.

Results of Operations

For Three Months Ended March 31, 2015 and 2014

Our net income increased $3.8 million, or 13.8%, to $31.1 million for the three-month period ended March 31, 2015, from $27.3 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.46 and $0.42 per share for the three-month periods ended March 31, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.4 million of merger expenses associated with the recently completed acquisition of Doral Florida, net income was $31.0 million and diluted earnings per share for the first quarter of 2015 remained $0.46 per share. Excluding the $849,000 of merger expenses associated with the acquisition of Liberty, net income was $27.9 million, or $0.43 diluted earnings per share, for the first quarter of 2014. The $3.1 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income primarily resulting from our 2014 acquisitions of Traditions and Broward and 2015 acquisition of Doral Florida plus a decrease in provision for loan losses in first quarter of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our Traditions, Broward & Doral Florida acquisitions when compared to the same period in 2014.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month periods ended March 31, 2015 and 2014).

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

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. The first quarter 2015 impairment testing noted a slight decline in asset quality in five covered loan pools which resulted in a net covered provision for loan loss of $918,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $78.3 million of adjustments to yield were determined to be recognized over the weighted average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the Liberty portfolio has begun to slow down. As result, there was a $4.7 million decline of recognized accretion yield from the fourth quarter of 2014 to the first quarter of 2015. Consequently, yields on loans and net interest margin for the quarter just ended are reduced when compared to the fourth quarter of 2014.

The effective yield on non-covered loans for the three months ended March 31, 2015 and 2014 was 5.65% and 6.26%, respectively. The effective yield on covered loans for the three months ended March 31, 2015 and 2014 was 14.65% and 16.02%, respectively.

Net interest income on a fully taxable equivalent basis increased $2.3 million, or 2.97%, to $80.9 million for the three-month period ended March 31, 2015, from $78.6 million for the same period in 2014. This increase in net interest income was the result of a $2.3 million increase in interest income offset by a $30,000 decrease in interest expense. The $2.3 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $30,000 decrease in interest expense for the three-month period ended March 31, 2015, is primarily the result of our interest bearing liabilities repricing in the lower interest rate environment offset by an increase in the volume of our average interest-bearing transaction and savings deposits and FHLB borrowings primarily associated with the acquisitions of Traditions, Broward and Doral Florida. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $431,000 decrease in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $401,000.

Net interest margin, on a fully taxable equivalent basis, was 4.94% for the three months ended March 31, 2015 compared to 5.48% for the same period in 2014.

Additional information and analysis for our net interest margin can be found in Tables 22 through 24 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2015 and 2014, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2015, compared to the same period in 2014.

Table 5: Analysis of Net Interest Income

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest income	$83,881	$81,840
Fully taxable equivalent adjustment	1,855	1,591

Interest income – fully taxable equivalent	85,736	83,431
Interest expense	4,810	4,840

Net interest income – fully taxable equivalent	$80,926	$78,591

Yield on earning assets – fully taxable equivalent	5.23%	5.82%
Cost of interest-bearing liabilities	0.37	0.40
Net interest spread – fully taxable equivalent	4.86	5.42
Net interest margin – fully taxable equivalent	4.94	5.48

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31, 2015 vs. 2014
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$11,116
Increase (decrease) in interest income due to change in earning asset yields	(8,811)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(401)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	431

Increase (decrease) in net interest income	$2,335

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2015 and 2014, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$151,693	$91	0.24%	$63,018	$24	0.15%
Federal funds sold	15,290	8	0.21	31,482	16	0.21
Investment securities – taxable	1,081,613	5,543	2.08	1,005,313	4,470	1.80
Investment securities – non-taxable	327,984	4,504	5.57	286,328	3,789	5.37
Loans receivable	5,068,580	75,590	6.05	4,427,994	75,132	6.88

Total interest-earning assets	6,645,160	85,736	5.23	5,814,135	83,431	5.82

Non-earning assets	896,648			952,470

Total assets	$7,541,808			$6,766,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,040,876	$1,474	0.20%	$2,785,216	$1,279	0.19%
Time deposits	1,335,984	1,784	0.54	1,528,079	2,105	0.56

Total interest-bearing deposits	4,376,860	3,258	0.30	4,313,295	3,384	0.32

Federal funds purchased	1,125	1	0.36	508	—	0.00
Securities sold under agreement to repurchase	179,561	172	0.39	149,352	182	0.49
FHLB borrowed funds	639,251	1,050	0.67	377,326	946	1.02
Subordinated debentures	60,826	329	2.19	60,826	328	2.19

Total interest-bearing liabilities	5,257,623	4,810	0.37	4,901,307	4,840	0.40

Non-interest bearing liabilities
Non-interest bearing deposits	1,227,323			1,003,495
Other liabilities	33,381			8,825

Total liabilities	6,518,327			5,913,627
Stockholders’ equity	1,023,481			852,978

Total liabilities and stockholders’ equity	$7,541,808			$6,766,605

Net interest spread			4.86%			5.42%
Net interest income and margin		$80,926	4.94%		$78,591	5.48%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2015 compared to the same period in 2014, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended March 31,
	2015 over 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$47	$20	$67
Federal funds sold	(8)	—	(8)
Investment securities – taxable	356	717	1,073
Investment securities – non-taxable	568	147	715
Loans receivable	10,153	(9,695)	458

Total interest income	11,116	(8,811)	2,305

Interest expense:
Interest-bearing transaction and savings deposits	121	74	195
Time deposits	(259)	(62)	(321)
Federal funds purchased	1	—	1
Securities sold under agreement to repurchase	33	(43)	(10)
FHLB borrowed funds	505	(401)	104
Subordinated debentures	—	1	1

Total interest expense	401	(431)	(30)

Increase (decrease) in net interest income	$10,715	$(8,380)	$2,335

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

While general economic trends have improved, we cannot be certain that the current economic conditions will considerably improve in the near future. Recent and ongoing events at the national and international levels can create uncertainty in the financial markets. Despite these economic uncertainties, we continue to follow our historically conservative procedures for lending and evaluating the provision and allowance for loan losses. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios.

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall during a recession. The recession in the latter years of the last decade harshly impacted the real estate market in Florida. The economic conditions particularly in our Florida market have improved recently, although not to pre-recession levels. Our Arkansas market’s economy has been fairly stable over the past several years with no boom or bust. As a result, the Arkansas economy fared better with its real estate values during this time period.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. The first quarter 2015 impairment testing noted a slight decline in asset quality in five of our covered loan pools which resulted in a net covered provision for loan loss of $918,000. There was zero provision for covered loans for the three months ended March 31, 2014.

There was $2.9 million of provision for non-covered loans for the three months ended March 31, 2015. There was $6.9 million of provision for non-covered loans for the three months ended March 31, 2014.

The Company experienced a $4.1 million decrease in the provision for loan losses for non-covered loans during the first quarter of 2015 versus 2014. This expected decrease is primarily a reflection of a slowdown in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment combined with a lower level of non-performing loans. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all loans acquired being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. Traditionally, there is a large migration of these loans during the first year after acquisition, which can create an elevated provision for loan losses as was the case during 2014 with respect to the Liberty acquisition. The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K was used for these loans. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $14.7 million for the three-month period ended March 31, 2015, compared to $12.2 million for the same period in 2014, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three-month periods ended March 31, 2015 and 2014, respectively, as well as changes for the three-month period ended March 31, 2015 compared to the same period in 2014.

Table 9: Non-Interest Income

	Three Months Ended
	March 31,		2015 Change
	2015	2014	from 2014
	(Dollars in thousands)
Service charges on deposit accounts	$5,418	$5,911	$(493)	(8.3)%
Other service charges and fees	6,216	5,686	530	9.3
Trust fees	432	436	(4)	(0.9)
Mortgage lending income	1,932	1,513	419	27.7
Insurance commissions	567	1,416	(849)	(60.0)
Income from title services	34	50	(16)	(32.0)
Increase in cash value of life insurance	308	288	20	6.9
Dividends from FHLB, FRB, Bankers’ bank & other	415	316	99	31.3
Gain on acquisitions	1,635	—	1,635	100.0
Gain (loss) on sale of premises and equipment, net	8	9	(1)	(11.1)
Gain (loss) on OREO, net	493	539	(46)	(8.5)
Gain (loss) on securities, net	4	—	4	100.0
FDIC indemnification accretion/(amortization), net	(3,956)	(4,744)	788	(16.6)
Other income	1,164	761	403	53.0

Total non-interest income	$14,670	$12,181	$2,489	20.4%

Non-interest income increased $2.5 million, or 20.4%, to $14.7 million for the three-month period ended March 31, 2015 from $12.2 million for the same period in 2014. Non-interest income excluding gain on acquisitions increased $854,000, or 7.0%, to $13.0 million for the three months ended March 31, 2015 from $12.2 million for the same period in 2014.

Excluding gain on acquisitions, the primary factors that resulted in this increase were improvements related to other service charges and fees, mortgage lending, amortization on our FDIC indemnification asset and other income offset by a decrease in service charges on deposits, trust fees, insurance, and net changes in OREO gains and losses.

Additional details for the three months ended March 31, 2015 on some of the more significant changes are as follows:

•	The $493,000 decrease in service charges on deposit accounts primarily results from a decline in overdraft fees.

•	The $530,000 increase in other service charges and fees is primarily from our 2014 acquisitions Traditions and Broward plus our 2015 acquisition of Doral Florida plus a $114,000 annual check printing rebate normally received in the second quarter.

•	The $419,000 increase in mortgage lending income is from the additional lending volume from the 2014 and 2015 acquisitions. Also, the Company hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue.

•	The $849,000 decrease in insurance commissions is primarily from the sale of insurance book of business. On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $788,000 increase in FDIC indemnification accretion/amortization, net is primarily associated with the approaching conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $403,000 increase in other income is primarily associated with a loan recovery on one of our FDIC covered transactions. We were able to collect a recovery of approximately $1.0 million in the first quarter of 2015 on a loan that was charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC requires us to share 80% of these type recoveries with the FDIC and we are able to retain the remaining 20%. As a result, we recorded approximately $209,000 in other income for this recovery. The remaining increase in other income is primarily associated with the 2014 and 2015 acquisitions.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2015 and 2014, as well as changes for the three-month period ended March 31, 2015 compared to the same period in 2014.

Table 10: Non-Interest Expense

	Three Months Ended
	March 31,		2015 Change
	2015	2014	from 2014
	(Dollars in thousands)
Salaries and employee benefits	$19,390	$18,933	$457	2.4%
Occupancy and equipment	6,049	6,226	(177)	(2.8)
Data processing expense	2,419	1,793	626	34.9
Other operating expenses:				—
Advertising	779	522	257	49.2
Merger and acquisition expenses	1,417	849	568	66.9
Amortization of intangibles	1,129	1,167	(38)	(3.3)
Electronic banking expense	1,232	1,338	(106)	(7.9)
Directors’ fees	295	227	68	30.0
Due from bank service charges	215	199	16	8.0
FDIC and state assessment	1,396	1,114	282	25.3
Insurance	666	614	52	8.5
Legal and accounting	447	417	30	7.2
Other professional fees	488	507	(19)	(3.7)
Operating supplies	434	472	(38)	(8.1)
Postage	309	352	(43)	(12.2)
Telephone	504	454	50	11.0
Other expense	3,544	4,173	(629)	(15.1)

Total non-interest expense	$40,713	$39,357	$1,356	3.4%

Non-interest expense for the first quarter of 2015 was $40.7 million compared to $39.4 million for the first quarter of 2014. Non-interest expense, excluding merger expenses, was $39.3 million for the first quarter of 2015 compared to $38.5 million for the same quarter in 2014. The change in non-interest expense excluding merger expenses this quarter was relatively flat when compared to a year ago even though we completed the acquisitions of Florida Traditions Bank and Broward Financial Holdings, Inc. during the second half of 2014 and Doral Florida during the first quarter of 2015. This demonstrates our commitment to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

The provision for income taxes increased $2.6 million, or 16.5%, to $18.1 million for the three-month period ended March 31, 2015, from $15.5 million as of March 31, 2014. The effective income tax rate was 36.80% for the three-month period ended March 31, 2015, compared to 36.26% for the same period in 2014. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended March 31, 2015 and December 31, 2014

Our total assets as of March 31, 2015 increased $110.7 million to $7.51 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $112.7 million to $4.93 billion as of March 31, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the recent acquisition of $37.9 million of Doral Florida non-covered loans, the migration of $56.3 million net covered loans to non-covered status plus $18.5 million of loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $70.7 million to $169.5 million as of March 31, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the migration of $56.3 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $24.3 million to $1.04 billion as of March 31, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first three months of 2015 was 9.7%. The increase in stockholders’ equity is primarily associated with the $34.2 million of comprehensive income less the $8.4 million of dividends paid for the first three months of 2015.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

During the first quarter of 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern and Key West concluded. As a result, $56.3 million of these loans including their associated discounts previously classified as covered loans have migrated to non-covered loans status.

Our non-covered loan portfolio averaged $4.85 billion and $4.15 billion during the three-month periods ended March 31, 2015 and 2014, respectively. Non-covered loans were $4.93 billion as of March 31, 2015 compared to $4.82 billion as of December 31, 2014, which is a $112.7 million, or 9.5%, annualized increase. Excluding the acquisition of Doral Florida and the migration of Old Southern and Key West loans from loans covered by FDIC loss share to loans not covered by loss share status, loans increased $18.5 million or an annualized increase of 1.6%.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were approximately $3.32 billion, $1.40 billion and $210,000 as of March 31, 2015 in Arkansas, Florida and Alabama, respectively.

As of March 31, 2015, we had $356.6 million of construction land development loans which were collateralized by land. This consisted of $216.8 million for raw land and $139.8 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,042,781	$1,987,890
Construction/land development	733,564	700,139
Agricultural	82,985	72,211
Residential real estate loans:
Residential 1-4 family	976,719	963,990
Multifamily residential	274,515	250,222

Total real estate	4,110,564	3,974,452
Consumer	51,852	56,720
Commercial and industrial	641,411	670,124
Agricultural	58,317	48,833
Other	67,845	67,185

Loans receivable not covered by loss share	$4,929,989	$4,817,314

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of March 31, 2015, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $979.1 million ($1.01 billion gross loans less $27.8 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of March 31, 2015, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $80.0 million ($117.4 million gross loans less $37.3 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan that was significantly charged down prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, this recovery is increasing the yield on the impaired loans over the weighted average life of the loans in the pool going forward by $4.7 million.

Non-Covered Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 15 to 25 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of March 31, 2015, non-covered commercial real estate loans totaled $2.86 billion, or 58.0% of our non-covered loan portfolio, which is comparable to $2.76 billion, or 57.3% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered commercial real estate loans were $1.84 billion, $886.3 million and $128.6 million at March 31, 2015, respectively.

Non-Covered Residential Real Estate Loans. We originate one to four family, owner occupied residential mortgage loans, which are generally secured by property located in our primary market areas. The majority of our non-covered residential mortgage loans consist of loans secured by owner occupied, single family residences. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2015, non-covered residential real estate loans totaled $1.25 billion, or 25.4% of our non-covered loan portfolio, compared to $1.21 billion, or 25.2% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered residential real estate loans were $853.8 million, $340.3 million and $57.2 million at March 31, 2015, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2015, our non-covered consumer loan portfolio totaled $51.9 million, or 1.1% of our total non-covered loan portfolio, compared to the $56.7 million, or 1.2% of our non-covered loan portfolio as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered consumer loans were $33.4 million, $17.2 million and $1.2 million at March 31, 2015, respectively.

Non-Covered Commercial and Industrial Loans. Commercial and industrial loans are made for a variety of business purposes, including working capital, inventory, equipment and capital expansion. The terms for commercial loans are generally one to seven years. Commercial loan applications must be supported by current financial information on the borrower and, where appropriate, by adequate collateral. Commercial loans are generally underwritten by addressing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. The loan-to-value ratio depends on the type of collateral. Generally speaking, accounts receivable are financed at between 50% and 80% of accounts receivable less than 60 days past due. Inventory financing will range between 50% and 60% (with no work in process) depending on the borrower and nature of inventory. We require a first lien position for those loans.

As of March 31, 2015, non-covered commercial and industrial loans outstanding totaled $641.4 million, or 13.0% of our non-covered loan portfolio, which is comparable to $670.1 million, or 13.9% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $474.7 million, $144.2 million and $22.5 million at March 31, 2015, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of March 31, 2015

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,042,781	$58,251	$2,101,032
Construction/land development	733,564	25,495	759,059
Agricultural	82,985	875	83,860
Residential real estate loans
Residential 1-4 family	976,719	76,758	1,053,477
Multifamily residential	274,515	1,421	275,936

Total real estate	4,110,564	162,800	4,273,364
Consumer	51,852	17	51,869
Commercial and industrial	641,411	5,887	647,298
Agricultural	58,317	—	58,317
Other	67,845	756	68,601

Total	$4,929,989	$169,460	$5,099,449

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

We have non-covered loans acquired with deteriorated credit quality in our March 31, 2015 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of March 31, 2015 and December 31, 2014. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of March 31, 2015	As of December 31, 2014
	(Dollars in thousands)
Non-accrual non-covered loans	$25,354	$24,691
Non-covered loans past due 90 days or more (principal or interest payments)	12,160	14,871

Total non-performing non-covered loans	37,514	39,562

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	17,402	16,951
Other non-performing non-covered assets	—	—

Total other non-performing non-covered assets	17,402	16,951

Total non-performing non-covered assets	$54,916	$56,513

Allowance for loan losses for non-covered loans to non- performing non-covered loans	140.56%	132.63%
Non-performing non-covered loans to total non-covered loans	0.76	0.82
Non-performing non-covered assets to total non-covered assets	0.75	0.79

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

Total non-performing non-covered loans were $37.5 million as of March 31, 2015, compared to $39.6 million as of December 31, 2014, for a decrease of $2.1 million. Of the $2.1 million decrease in non-performing loans, $2.3 million is from a decrease in non-performing loans in our Arkansas market combined with a $141,000 decrease in non-performing loans in our Alabama market offset by a $383,000 increase in non-performing loans in Florida. Non-performing loans at March 31, 2015 are approximately $22.2 million, $15.2 million and $161,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2015, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2015. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2015, we had $30.5 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $12.2 million of these non-covered restructured loans.

To facilitate this process, a loan modification that might not otherwise be considered may be granted, resulting in classification as a troubled debt restructuring. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2015, the amount of troubled debt restructurings was $32.3 million, an increase of 20.2% from $26.9 million at December 31, 2014. As of March 31, 2015 and December 31, 2014, 94.4% and 100.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $17.4 million as of March 31, 2015, compared to $17.0 million as of December 31, 2014 for an increase of $451,000. The foreclosed assets held for sale not covered by loss share as of March 31, 2015 are comprised of $14.5 million of assets located in Arkansas, $2.9 million of assets located in Florida and the remaining $15,000 located in Alabama.

During the first three months of 2015, we had two non-covered foreclosed properties with a carrying value greater than $1.0 million. One of these properties were acquired in the Liberty acquisition and holds an aggregate carrying value of $3.2 million at March 31, 2015. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $3.6 million at March 31, 2015. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2015, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of March 31, 2015 and December 31, 2014.

Table 14: Total Foreclosed Assets Held For Sale

	As of March 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,485	$4,880	$12,365	$6,894	$3,935	$10,829
Construction/land development	6,214	818	7,032	6,189	2,847	9,036
Agricultural	—	—	—	—	3	3
Residential real estate loans
Residential 1-4 family	2,860	611	3,471	3,381	1,086	4,467
Multifamily residential	843	—	843	487	—	487

Total foreclosed assets held for sale	$17,402	$6,309	$23,711	$16,951	$7,871	$24,822

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2015, average non-covered impaired loans were $86.2 million compared to $91.8 million as of December 31, 2014. As of March 31, 2015, non-covered impaired loans were $87.0 million compared to $85.4 million as of December 31, 2014 for an increase of $1.6 million. This increase is primarily associated with an increase in the level of loans categorized as TDRs offset by the improvements in loan balances with a specific allocation. As of March 31, 2015, our Arkansas, Florida and Alabama markets accounted for approximately $49.2 million, $37.5 million and $299,000 of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with result of our historical acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, the Company has included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

As of March 31, 2015 and December 31, 2014, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of March 31, 2015 and December 31, 2014:

Table 15: Total Non-Accrual Loans

	As of March 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,368	$—	$9,368	$8,901	$—	$8,901
Construction/land development	2,461	—	2,461	926	—	926
Agricultural	79	—	79	—	—	—
Residential real estate loans
Residential 1-4 family	10,472	—	10,472	11,949	—	11,949
Multifamily residential	1,333	—	1,333	1,344	—	1,344

Total real estate	23,713	—	23,713	23,120	—	23,120
Consumer	583	—	583	279	—	279
Commercial and industrial	880	—	880	1,108	—	1,108
Other	178	—	178	184	—	184

Total non-accrual loans	$25,354	$—	$25,354	$24,691	$—	$24,691

If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $373,000 and $304,000 for the three-month periods ended March 31, 2015 and 2014, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month periods ended March 31, 2015 and 2014 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of March 31, 2015 and December 31, 2014:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of March 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,482	$3,972	$9,454	$5,880	$9,029	$14,909
Construction/land development	426	3,414	3,840	734	4,376	5,110
Agricultural	30	74	104	34	72	106
Residential real estate loans
Residential 1-4 family	3,492	6,794	10,286	4,128	7,597	11,725
Multifamily residential	1	—	1	691	—	691

Total real estate	9,431	14,254	23,685	11,467	21,074	32,541
Consumer	26	—	26	579	—	579
Commercial and industrial	2,703	249	2,952	2,825	1,387	4,212
Other	—	32	32	—	32	32

Total loans accruing past due 90 days or more	$12,160	$14,535	$26,695	$14,871	$22,493	$37,364

The Company’s total past due and non-accrual covered loans to total covered loans was 8.6% and 9.4% as of March 31, 2015 and December 31, 2014, respectively.

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

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if an appraisal is older than 13 months and if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order a new appraisal for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower’s repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses for non-covered loans. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal is required, it is ordered and will be taken into consideration during completion of the next impairment analysis.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment was $4.70 billion and $4.51 billion at March 31, 2015 and December 31, 2014, respectively. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.96% at December 31, 2014 to 1.04% at March 31, 2015. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $3.2 million for the three months ended March 31, 2015, compared to $2.4 million for the same period in 2014. Total non-covered recoveries increased to $541,000 for the three months ended March 31, 2015, compared to $488,000 for the same period in 2014. For the three months ended March 31, 2015, the net charge-offs were $2.1 million for Arkansas, $549,000 for Florida and $8,000 for Alabama, equaling a net charge-off position of $2.6 million.

During the first three months of 2015, there were $3.2 million in non-covered charge-offs and $541,000 in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month periods ended March 31, 2015 and 2014.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$52,471	$39,022
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	802	67
Construction/land development	83	22
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	864	347
Multifamily residential	—	266

Total real estate	1,749	702
Consumer	88	166
Commercial and industrial	829	868
Agricultural	—	—
Other	484	688

Total loans charged off	3,150	2,424
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1	22
Construction/land development	58	25
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	157	52
Multifamily residential	—	5

Total real estate	216	104
Consumer	18	62
Commercial and industrial	31	35
Agricultural	—	—
Other	276	287

Total recoveries	541	488

Net loans charged off (recovered)	2,609	1,936
Provision for loan losses for non-covered loans	2,869	6,938

Balance, March 31	$52,731	$44,024

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.22%	0.19%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.07	1.07
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	498	561

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended March 31, 2015 and the year ended December 31, 2014 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of March 31, 2015 and December 31, 2014.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of March 31, 2015		As of December 31, 2014
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$17,058	41.4%	$16,872	41.3%
Construction/land development	8,722	14.9	8,116	14.5
Agricultural	447	1.7	355	1.5
Residential real estate loans:
Residential 1-4 family	8,700	19.8	9,909	20.0
Multifamily residential	2,584	5.5	3,537	5.2

Total real estate	37,511	83.3	38,789	82.5
Consumer	659	1.1	763	1.2
Commercial and industrial	6,124	13.0	5,950	13.9
Agricultural	4,651	1.2	5,035	1.0
Other	—	1.4	—	1.4
Unallocated	3,786	—	1,934	—

Total	$52,731	100.0%	$52,471	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $3.8 million and $2.5 million at March 31, 2015 and December 31, 2014, respectively.

Total covered charge-offs increased to $772,000 for the three months ended March 31, 2015, compared to zero for the same period in 2014. Total covered recoveries increased to $265,000 for the three months ended March 31, 2015, compared to $174,000 for the same period in 2014. There was a $918,000 provision for loan losses taken on covered loans during the three months ended March 31, 2015. There was no provision for loan losses taken on covered loans during the three months ended March 31, 2014.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.7 years as of March 31, 2015.

As of March 31, 2015 and December 31, 2014 we had $344.5 million and $356.8 million of held-to-maturity securities, respectively. Of the $344.5 million of held-to-maturity securities, $4.7 million were invested in obligations of U.S. Government-sponsored enterprises, $154.5 million were invested in mortgage-backed securities, and $185.3 million were invested in state and political subdivisions as of March 31, 2015. Of the $356.8 million of held-to-maturity securities, $4.7 million were invested in U.S. Government- sponsored enterprises, $161.1 million were invested in mortgage-backed securities and $191.0 million were invested in state and political subdivisions as of December 31, 2014.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.07 billion as of both March 31, 2015 and December 31, 2014.

As of March 31, 2015, $488.4 million, or 45.7%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $503.1 million, or 47.1%, of our available-for-sale securities as of December 31, 2014. To reduce our income tax burden, $179.3 million, or 16.8%, of our available-for-sale securities portfolio as of March 31, 2015, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $176.6 million, or 16.6%, of our available-for-sale securities as of December 31, 2014. Also, we had approximately $353.8 million, or 33.1%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2015, compared to $336.1 million, or 31.5%, of our available-for-sale securities as of December 31, 2014.

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

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $5.60 billion for the three-month period ended March 31, 2015. Total deposits as of March 31, 2015 were $5.90 billion. During the first quarter of 2015 we acquired $466.3 million of deposits through the failed-bank acquisition of Doral Florida, of which $377.2 million were remaining as of March 31, 2015. Total deposits excluding the $377.2 million totaled $5.53 billion, for an annualized increase of 7.6% from December 31, 2014. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of March 31, 2015 and December 31, 2014, brokered deposits were $31.8 million and $33.6 million, respectively. Included in these brokered deposits are $26.8 million and $28.6 million of Certificate of Deposit Account Registry Service (CDARS) as of March 31, 2015 and December 31, 2014, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2015 and 2014.

Table 19: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2015		2014
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,227,323	—%	$1,003,495	—%
Interest-bearing transaction accounts	2,637,311	0.22	2,437,025	0.20
Savings deposits	403,565	0.06	348,191	0.06
Time deposits:
$100,000 or more	672,832	0.67	830,281	0.65
Other time deposits	663,152	0.41	697,798	0.45

Total	$5,604,183	0.24%	$5,316,790	0.26%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $2.2 million, or 1.2%, from $176.5 million as of December 31, 2014 to $178.6 million as of March 31, 2015.

FHLB Borrowed Funds

Our FHLB borrowed funds were $277.5 million and $698.0 million at March 31, 2015 and December 31, 2014, respectively. This $420.5 million pay down of FHLB borrowed funds is primarily related to the use of the $428.2 million cash settlement received during the Doral Florida acquisition. At March 31, 2015, $92.5 million and $185.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $1.33 billion and $905.6 million as of March 31, 2015 and December 31, 2014, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as March 31, 2015 and December 31, 2014.

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

Stockholders’ Equity

Stockholders’ equity was $1.04 billion at March 31, 2015 compared to $1.02 billion at December 31, 2014, an annualized increase of 9.7%. As of March 31, 2015 and December 31, 2014 our equity to asset ratio was 13.8% and 13.7% respectively. Book value per share was $15.38 at March 31, 2015 compared to $15.03 at December 31, 2014, a 9.4% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.125 per share and $0.075 per share for each of the three-month periods ended March 31, 2015 and 2014, respectively. The common stock dividend payout ratio for the three months ended March 31, 2015 and 2014 was 27.1% and 17.9%, respectively. For the second quarter of 2015, the Board of Directors declared a regular $0.125 per share quarterly cash dividend payable June 3, 2015, to shareholders of record May 13, 2015.

Stock Repurchase Program. During the first three months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. For the first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted average stock price of $29.89 per share. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at March 31, 2015.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets (“Basel III”). Basel III became effective for the Company and its bank subsidiary on January 1, 2015.

Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Among other things, Basel III establishes a new minimum and well-capitalized “common equity Tier 1 capital” requirement of 4.5% and 6.5% of risk-weighted assets, respectively. It also raises the minimum and well-capitalized “Tier 1 risk-based capital” requirement to 6% and 8% of risk-weighted assets, respectively. Basel III changes assigned higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15.00 billion as of December 31, 2009.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2015 and December 31, 2014, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of March 31, 2015 and December 31, 2014.

Table 20: Risk-Based Capital

	As of March 31, 2015	As of December 31, 2014
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,039,563	$1,015,292
Goodwill and core deposit intangibles, net	(330,541)	(345,762)
Unrealized (gain) loss on available-for-sale securities	(10,080)	(7,009)

Total common equity Tier 1 capital	698,942	662,521
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	757,942	721,521

Tier 2 capital
Qualifying allowance for loan losses	56,526	55,011

Total Tier 2 capital	56,526	55,011

Total risk-based capital	$814,468	$776,532

Average total assets for leverage ratio	$7,211,267	$7,000,248

Risk weighted assets	$6,151,526	$5,747,191

Ratios at end of period
Common equity Tier 1 capital	11.36%	N/A
Leverage ratio	10.51	10.31%
Tier 1 risk-based capital	12.32	12.55
Total risk-based capital	13.24	13.51
Minimum guidelines
Common equity Tier 1 capital	4.50%	N/A
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	6.00	4.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	N/A
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	6.00
Total risk-based capital	10.00	10.00

As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, we, as well as our banking subsidiary, must maintain minimum leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.

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

The Company experienced a $4.1 million decrease in the provision for loan losses for non-covered loans during the first quarter of 2015 versus 2014. This expected decrease is primarily a reflection of a slowdown in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment combined with a lower level of non-performing loans. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all loans acquired being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. Traditionally, there is a large migration of these loans during the first year after acquisition, which can create an elevated provision for loan losses as was the case during 2014 with respect to the Liberty acquisition. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.54 billion of purchased non-covered loans, which includes $134.7 million of discount for credit losses on non-covered loans acquired, at March 31, 2015. We had $1.77 billion of purchased non-covered loans, which includes $139.7 million of discount for credit losses on non-covered loans acquired, at December 31, 2014. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

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

Table 21: Non-GAAP Earnings

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
GAAP net income	$31,119	$27,337

Accretion to net interest income	(10,342)	(15,264)
Provision for loan losses(1)	2,869	6,938
FDIC indemnification amortization	3,956	4,744
FDIC true-up accrual	383	267
Amortization of intangible assets	1,129	1,167
Gain on acquisitions	(1,635)	—
Merger and acquisition expenses	1,417	849
Tax impact of the above items	1,351	789

Non-GAAP impact to net income	(872)	(510)

Non-GAAP net income	$30,247	$26,827

GAAP diluted earnings per share	$0.46	$0.42
Impact of purchase accounting, net of tax	(0.01)	(0.01)

Non-GAAP diluted earnings per share	$0.45	$0.41

Average diluted shares outstanding	67,923	65,511

(1)	Provision for loan losses is shown net of provision for purchased credit impaired loans.

Table 22: Average Yield on Loans

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest income on loans receivable – FTE	$75,590	$75,132
Purchase accounting accretion	10,198	15,399

Non-GAAP interest income on loans receivable – FTE	$65,392	$59,733

Average loans	$5,068,580	$4,427,994
Average purchase accounting loan discounts (1)	191,378	281,440

Average loans (non-GAAP)	$5,259,958	$4,709,434

Average yield on loans (reported)	6.05%	6.88%

Average contractual yield on loans (non-GAAP)	5.04	5.14

(1)	Balance includes $134.7 million of discount of credit losses for non-covered loans acquired as of March 31, 2015.

Table 23: Average Cost of Deposits

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest expense on deposits	$3,258	$3,384
Amortization of time deposit (premiums)/discounts, net	144	(135)

Non-GAAP interest expense on deposits	$3,402	$3,249

Average interest-bearing deposits	$4,376,860	$4,313,295
Average unamortized CD (premium)/discount, net	(723)	11

Average interest-bearing deposits (non-GAAP)	$4,376,137	$4,313,306

Average cost of deposits (reported)	0.30%	0.32%

Average contractual cost of deposits (non-GAAP)	0.32	0.31

Table 24: Net Interest Margin

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net interest income – FTE	$80,926	$78,591
Total purchase accounting accretion	10,342	15,264

Non-GAAP net interest income – FTE	$70,584	$63,327

Average interest-earning assets	$6,645,160	$5,814,135
Average purchase accounting loan discounts	191,378	281,440

Average interest-earning assets (non-GAAP)	$6,836,538	$6,095,575

Net interest margin (reported)	4.94%	5.48%

Net interest margin (non-GAAP)	4.19	4.21

Table 25: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of March 31, 2015
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$3,394,612	$1,535,377	$4,929,989
Loan balance reported plus discount (B)	3,394,612	1,670,076	5,064,688

Allowance for loan losses for non-covered loans (C)	52,731	—	52,731
Discount for credit losses on non-covered loans acquired (D)	—	134,699	134,699

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$52,731	$134,699	$187,430

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.55%	N/A	1.07%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	8.07%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.70%

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

We had $343.6 million, $346.3 million, and $322.9 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 26 through 30, respectively.

Table 26: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
GAAP net income	$31,119	$27,337
Intangible amortization after-tax	686	709

Earnings excluding intangible amortization	$31,805	$28,046

GAAP diluted earnings per share	$0.46	$0.42
Intangible amortization after-tax	0.01	0.01

Diluted earnings per share excluding intangible amortization	$0.47	$0.43

Table 27: Tangible Book Value Per Share

	As of March 31, 2015	As of December 31, 2014
	(In thousands, except per share data)
Book value per share: A/B	$15.38	$15.03
Tangible book value per share: (A-C-D)/B	10.30	9.90

(A) Total equity	$1,039,563	$1,015,292
(B) Shares outstanding	67,577	67,571
(C) Goodwill	$322,728	$325,423
(D) Core deposit and other intangibles	20,916	20,925

Table 28: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Return on average assets: A/C	1.67%	1.64%
Return on average assets excluding intangible amortization: B/(C-D)	1.79	1.77

(A) Net income	$31,119	$27,337
Intangible amortization after-tax	686	709

(B) Earnings excluding intangible amortization	$31,805	$28,046

(C) Average assets	$7,541,808	$6,766,605
(D) Average goodwill, core deposits and other intangible assets	344,230	323,434

Table 29: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Return on average equity: A/C	12.33%	13.00%
Return on average tangible equity excluding intangible amortization: B/(C-D)	18.99	21.48

(A) Net income	$31,119	$27,337
(B) Earnings excluding intangible amortization	31,805	28,046
(C) Average equity	1,023,481	852,978
(D) Average goodwill, core deposits and other intangible assets	344,230	323,434

Table 30: Tangible Equity to Tangible Assets

	As of March 31, 2015	As of December 31, 2014
	(Dollars in thousands)
Equity to assets: B/A	13.84%	13.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.71	9.48

(A) Total assets	$7,513,974	$7,403,272
(B) Total equity	1,039,563	1,015,292
(C) Goodwill	322,728	325,423
(D) Core deposit and other intangibles	20,916	20,925

Recently Issued Accounting Pronouncements

See Note 22 in the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2015, our cash and cash equivalents were $197.6 million, or 2.6% of total assets, compared to $112.5 million, or 1.5% of total assets, as of December 31, 2014. Our available-for-sale investment securities and federal funds sold were $1.08 billion as of March 31, 2015 and $1.07 billion as of December 31, 2014.

Our investment portfolio is comprised of approximately 78.7% or $1.11 billion of securities which mature in less than five years. As of March 31, 2015 and December 31, 2014, $1.24 billion and $1.23 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2015, our total deposits were $5.90 billion, or 78.5% of total assets, compared to $5.42 billion, or 73.3% of total assets, as of December 31, 2014. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of March 31, 2015 and December 31, 2014. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $277.5 million and $698.0 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, $92.5 million and $185.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $1.33 billion and $905.6 million as of March 31, 2015 and December 31, 2014, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2015, our gap position was liability sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of negative 3.1%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is lower than that of the liability base. As a result, our net interest income will have a negative effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2015.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$82,123	$—	$—	$—	$—	$—	$—	$82,123
Federal funds sold	6,100	—	—	—	—	—	—	6,100
Investment securities	80,425	78,048	54,768	129,462	169,626	520,359	381,575	1,414,263
Loans receivable, net	856,431	379,301	489,752	794,908	904,302	1,251,619	366,610	5,042,923

Total earning assets	1,025,079	457,349	544,520	924,370	1,073,928	1,771,978	748,185	6,545,409

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	132,976	265,951	398,926	797,852	520,686	506,976	497,436	3,120,803
Time deposits	218,987	258,769	283,673	410,553	200,408	78,458	1,885	1,452,733
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	178,615	—	—	—	—	—	—	178,615
FHLB borrowed funds	50,150	25,128	61,474	10,323	15,603	110,976	3,823	277,477
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	641,554	549,848	744,073	1,218,728	736,697	696,410	503,144	5,090,454

Interest rate sensitivity gap	$383,525	$(92,499)	$(199,553)	$(294,358)	$337,231	$1,075,568	$245,041	$1,454,955

Cumulative interest rate sensitivity gap	$383,525	$291,026	$91,473	$(202,885)	$134,346	$1,209,914	$1,454,955
Cumulative rate sensitive assets to rate sensitive liabilities	159.8%	124.4%	104.7%	93.6%	103.5%	126.4%	128.6%
Cumulative gap as a % of total earning assets	5.9%	4.4%	1.4%	-3.1%	2.1%	18.5%	22.2%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which Home BancShares, Inc. or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

HOME BANCSHARES, INC.
(Registrant)

Date:	May 7, 2015	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	May 7, 2015	/s/ Randy E. Mayor
Randy E. Mayor, Chief Financial Officer