Form 10-Q
period 2015-06-30
HOME BANCSHARES INC
filed 2015-08-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Common Stock Issued and Outstanding: 67,774,533 shares as of July 31, 2015.

HOME BANCSHARES, INC.

FORM 10-Q

June 30, 2015

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

PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and due from banks	$116,682	$105,438
Interest-bearing deposits with other banks	87,729	7,090

Cash and cash equivalents	204,411	112,528
Federal funds sold	—	250
Investment securities – available-for-sale	1,080,000	1,067,287
Investment securities – held-to-maturity	336,993	356,790
Loans receivable not covered by loss share	5,499,028	4,817,314
Loans receivable covered by FDIC loss share	159,891	240,188
Allowance for loan losses	(60,258)	(55,011)

Loans receivable, net	5,598,661	5,002,491
Bank premises and equipment, net	209,425	206,912
Foreclosed assets held for sale not covered by loss share	16,539	16,951
Foreclosed assets held for sale covered by FDIC loss share	4,472	7,871
FDIC indemnification asset	15,874	28,409
Cash value of life insurance	75,015	74,444
Accrued interest receivable	24,447	24,075
Deferred tax asset, net	62,088	65,227
Goodwill	322,728	325,423
Core deposit and other intangibles	19,816	20,925
Other assets	103,913	93,689

Total assets	$8,074,382	$7,403,272

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,406,051	$1,203,306
Savings and interest-bearing transaction accounts	3,099,522	2,974,850
Time deposits	1,372,463	1,245,815

Total deposits	5,878,036	5,423,971
Securities sold under agreements to repurchase	150,746	176,465
FHLB borrowed funds	866,907	697,957
Accrued interest payable and other liabilities	56,166	28,761
Subordinated debentures	60,826	60,826

Total liabilities	7,012,681	6,387,980

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2015 and 2014; shares issued and outstanding 67,774,390 in 2015 and 67,570,610 in 2014	677	676
Capital surplus	780,731	781,328
Retained earnings	274,409	226,279
Accumulated other comprehensive income	5,884	7,009

Total stockholders’ equity	1,061,701	1,015,292

Total liabilities and stockholders’ equity	$8,074,382	$7,403,272

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
	(Unaudited)
Interest income:
Loans	$82,360	$75,404	$157,847	$150,417
Investment securities
Taxable	5,130	4,762	10,673	9,232
Tax-exempt	2,774	2,379	5,526	4,696
Deposits – other banks	44	29	135	53
Federal funds sold	3	12	11	28

Total interest income	90,311	82,586	174,192	164,426

Interest expense:
Interest on deposits	3,311	3,095	6,569	6,479
Federal funds purchased	1	—	2	—
FHLB borrowed funds	1,053	952	2,103	1,898
Securities sold under agreements to repurchase	163	168	335	350
Subordinated debentures	334	328	663	656

Total interest expense	4,862	4,543	9,672	9,383

Net interest income	85,449	78,043	164,520	155,043
Provision for loan losses	5,381	6,115	9,168	13,053

Net interest income after provision for loan losses	80,068	71,928	155,352	141,990

Non-interest income:
Service charges on deposit accounts	6,056	6,193	11,474	12,104
Other service charges and fees	6,499	5,978	12,715	11,664
Trust fees	1,186	323	1,618	759
Mortgage lending income	2,955	1,801	4,887	3,314
Insurance commissions	640	934	1,207	2,350
Income from title services	36	53	70	103
Increase in cash value of life insurance	295	281	603	569
Dividends from FHLB, FRB, Bankers’ bank & other	419	501	834	817
Gain on acquisitions	—	—	1,635	—
Gain (loss) on sale of premises and equipment, net	21	445	29	454
Gain (loss) on OREO, net	(263)	859	230	1,398
Gain (loss) on securities, net	—	—	4	—
FDIC indemnification accretion/(amortization), net	(2,202)	(6,622)	(6,158)	(11,366)
Other income	1,385	793	2,549	1,554

Total non-interest income	17,027	11,539	31,697	23,720

Non-interest expense:
Salaries and employee benefits	22,056	18,813	41,446	37,746
Occupancy and equipment	6,678	6,251	12,727	12,477
Data processing expense	3,063	1,793	5,482	3,586
Other operating expenses	11,453	11,763	24,308	24,168

Total non-interest expense	43,250	38,620	83,963	77,977

Income before income taxes	53,845	44,847	103,086	87,733
Income tax expense	19,939	16,418	38,061	31,967

Net income	$33,906	$28,429	$65,025	$55,766

Basic earnings per share	$0.50	$0.44	$0.96	$0.86

Diluted earnings per share	$0.50	$0.43	$0.96	$0.85

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
	(Unaudited)
Net income	$33,906	$28,429	$65,025	$55,766
Net unrealized (loss) gain on available-for-sale securities	(6,905)	6,870	(1,855)	14,523
Less: reclassification adjustment for realized (gains) losses included in income	—	—	4	—

Other comprehensive (loss) income, before tax effect	(6,905)	6,870	(1,851)	14,523
Tax effect	2,709	(2,695)	726	(5,697)

Other comprehensive (loss) income	(4,196)	4,175	(1,125)	8,826

Comprehensive income	$29,710	$32,604	$63,900	$64,592

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2015 and 2014

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2014	$651	$708,058	$136,386	$(4,140)	$840,955
Comprehensive income:
Net income	—	—	55,766	—	55,766
Other comprehensive income (loss)	—	—	—	8,826	8,826
Net issuance of 18,784 shares of common stock from exercise of stock options	—	97	—	—	97
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	196	—	—	196
Share-based compensation	—	1,140	—	—	1,140
Cash dividends – Common Stock, $0.15 per share	—	—	(9,770)	—	(9,770)

Balances at June 30, 2014 (unaudited)	651	709,516	182,382	4,686	897,235
Comprehensive income:
Net income	—	—	57,297	—	57,297
Other comprehensive income (loss)	—	—	—	2,323	2,323
Net issuance of 101,577 shares of common stock from exercise of stock options	1	476	—	—	477
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Issuance of 1,020,824 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Tax benefit from stock options exercised	—	1,029	—	—	1,029
Share-based compensation	1	932	—	—	933
Cash dividends - Common Stock, $0.20 per share	—	—	(13,400)	—	(13,400)

Balances at December 31, 2014	676	781,328	226,279	7,009	1,015,292
Comprehensive income:
Net income	—	—	65,025	—	65,025
Other comprehensive income (loss)	—	—	—	(1,125)	(1,125)
Net issuance of 162,528 shares of common stock from exercise of stock options	1	116	—	—	117
Repurchase of 67,332 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	83	—	—	83
Share-based compensation	1	1,218	—	—	1,219
Cash dividends – Common Stock, $0.25 per share	—	—	(16,895)	—	(16,895)

Balances at June 30, 2015 (unaudited)	$677	$780,731	$274,409	$5,884	$1,061,701

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2015	2014
	(Unaudited)
Operating Activities
Net income	$65,025	$55,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,191	4,988
Amortization/(accretion)	11,967	16,170
Share-based compensation	1,219	1,140
Tax benefits from stock options exercised	(83)	(196)
(Gain) loss on assets	(255)	(1,852)
Gain on acquisitions	(1,635)	—
Provision for loan losses	9,168	13,053
Deferred income tax effect	3,864	10,563
Increase in cash value of life insurance	(603)	(569)
Originations of mortgage loans held for sale	(129,259)	(107,389)
Proceeds from sales of mortgage loans held for sale	122,069	107,993
Changes in assets and liabilities:
Accrued interest receivable	(372)	2,097
Indemnification and other assets	(3,842)	25,322
Accrued interest payable and other liabilities	27,488	17,165

Net cash provided by (used in) operating activities	109,942	144,251

Investing Activities
Net (increase) decrease in federal funds sold	250	3,425
Net (increase) decrease in loans, excluding loans acquired	(283,216)	63,544
Purchases of investment securities – available-for-sale	(126,016)	(73,910)
Proceeds from maturities of investment securities – available-for-sale	108,079	138,930
Proceeds from sale of investment securities – available-for-sale	931	—
Purchases of investment securities – held-to-maturity	(6,556)	(99,212)
Proceeds from maturities of investment securities – held-to-maturity	25,212	7,962
Proceeds from foreclosed assets held for sale	16,135	24,954
Proceeds from sale of insurance book of business	2,938	—
Purchases of premises and equipment, net	(7,675)	(3,504)
Return of investment on cash value of life insurance	27	—
Net cash proceeds (paid) received – market acquisitions	140,820	—

Net cash provided by (used in) investing activities	(129,071)	62,189

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	(13,509)	(201,037)
Net increase (decrease) in securities sold under agreements to repurchase	(25,719)	(16,382)
Net increase (decrease) in FHLB borrowed funds	168,950	(1,551)
Proceeds from exercise of stock options	117	97
Repurchase of common stock	(2,015)	—
Disgorgement of profits	—	25
Tax benefits from stock options exercised	83	196
Dividends paid on common stock	(16,895)	(9,770)

Net cash provided by (used in) financing activities	111,012	(228,422)

Net change in cash and cash equivalents	91,883	(21,982)
Cash and cash equivalents – beginning of year	112,528	165,534

Cash and cash equivalents – end of period	$204,411	$143,552

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). The Bank has branch locations in Arkansas, Florida and South Alabama and a loan production office in New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2015 and 2014 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$33,906	$28,429	$65,025	$55,766

Average shares outstanding	67,632	65,140	67,611	65,131
Effect of common stock options	283	405	301	392

Average diluted shares outstanding	67,915	65,545	67,912	65,523

Basic earnings per share	$0.50	$0.44	$0.96	$0.86
Diluted earnings per share	$0.50	$0.43	$0.96	$0.85

2.	Business Combinations

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the Federal Deposit Insurance Corporation (“FDIC”), as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”). The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG plans to build out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s banking subsidiary, Centennial acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. The acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $466.3 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

Prior to the acquisition, Doral Florida operated five branch locations in Panama City, Panama City Beach and Pensacola, Florida plus a loan production office in Tallahassee, Florida. At the time of acquisition, Centennial operated 29 branch locations in the Florida Panhandle. As a result, the Company closed all five branch locations during the July 2015 systems conversion and returned the facilities back to the FDIC.

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

	Doral Bank’s Florida Panhandle operations
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,688	$428,214	$429,902
Loans receivable not covered by loss share	42,244	(4,300)	37,944

Total loans receivable	42,244	(4,300)	37,944
Core deposit intangible	—	1,363	1,363

Total assets acquired	$43,932	$425,277	$469,209

Liabilities
Deposits
Demand and non-interest-bearing	$3,130	$—	$3,130
Savings and interest-bearing transaction accounts	119,865	—	119,865
Time deposits	343,271	1,308	344,579

Total deposits	466,266	1,308	467,574

Total liabilities assumed	$466,266	$1,308	$467,574

Pre-tax gain on acquisition			$1,635

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

The Company evaluated $36.9 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, and were recorded with a $3.4 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted-average life of the loans using a constant yield method. The remaining approximately $5.3 million of loans evaluated were considered purchased credit impaired loans with in the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $950,000 discount. These purchased credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The Bank was able to reset deposit rates. However, the Bank did not lower the deposit rates as low as the market rates currently offered. As a result, a $1.3 million fair value adjustment was applied for time deposits because the estimated weighted-average interest rate of Doral Florida’s certificates of deposits were still estimated to be above the current market rates after the rate reset.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended June 30, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Doral Florida total assets acquired excluding the cash settlement received is less than 1% of total assets as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders, at an undetermined date, up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At June 30, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

3.	Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$355,102	$2,917	$(479)	$357,540
Mortgage-backed securities	489,467	4,259	(1,411)	492,315
State and political subdivisions	178,700	4,918	(596)	183,022
Other securities	47,049	381	(307)	47,123

Total	$1,070,318	$12,475	$(2,793)	$1,080,000

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,808	$11	$(6)	$7,813
Mortgage-backed securities	148,546	595	(293)	148,848
State and political subdivisions	180,639	3,188	(471)	183,356

Total	$336,993	$3,794	$(770)	$340,017

	December 31, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Mortgage-backed securities	500,292	4,235	(1,445)	503,082
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Mortgage-backed securities	161,051	580	(193)	161,438
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

Assets, principally investment securities, having a carrying value of approximately $1.19 billion and $1.23 billion at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $150.7 million and $176.5 million at June 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Due in one year or less	$342,698	$344,472	$69,681	$70,154
Due after one year through five years	534,388	540,979	158,593	160,914
Due after five years through ten years	156,522	157,639	64,364	64,789
Due after ten years	36,710	36,910	44,355	44,160

Total	$1,070,318	$1,080,000	$336,993	$340,017

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended June 30, 2015, no available-for-sale securities were sold. During the six-month period ended June 30, 2015, approximately $931,000, in available-for-sale securities were sold. The gross realized gain on the sale for the six-month period ended June 30, 2015 totaled approximately $4,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the six-month period ended June 30, 2015, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of June 30, 2015, the Company had investment securities with a fair value of approximately $729,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 78.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$34,989	$(470)	$7,869	$(15)	$42,858	$(485)
Mortgage-backed securities	196,920	(1,231)	42,519	(473)	239,439	(1,704)
State and political subdivisions	62,403	(1,038)	2,716	(29)	65,119	(1,067)
Other securities	7,820	(95)	12,235	(212)	20,055	(307)

Total	$302,132	$(2,834)	$65,339	$(729)	$367,471	$(3,563)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$22,004	$(113)	$27,616	$(167)	$49,620	$(280)
Mortgage-backed securities	221,171	(812)	76,596	(826)	297,767	(1,638)
State and political subdivisions	15,171	(106)	10,038	(56)	25,209	(162)
Other securities	10,054	(51)	12,390	(275)	22,444	(326)

Total	$268,400	$(1,082)	$126,640	$(1,324)	$395,040	$(2,406)

Income earned on securities for the three and six months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Taxable:
Available-for-sale	$4,248	$4,499	$8,755	$8,919
Held-to-maturity	882	263	1,918	313
Non-taxable:
Available-for-sale	1,375	1,449	2,721	2,939
Held-to-maturity	1,399	930	2,805	1,757

Total	$7,904	$7,141	$16,199	$13,928

4.	Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,477,688	$1,987,890
Construction/land development	796,589	700,139
Agricultural	81,633	72,211
Residential real estate loans
Residential 1-4 family	997,952	963,990
Multifamily residential	321,593	250,222

Total real estate	4,675,455	3,974,452
Consumer	48,320	56,720
Commercial and industrial	658,501	670,124
Agricultural	72,766	48,833
Other	43,986	67,185

Loans receivable not covered by loss share	$5,499,028	$4,817,314

During the three and six-month periods ended June 30, 2015 and 2014, no SBA loans were sold.

Mortgage loans held for sale of approximately $37.3 million and $33.1 million at June 30, 2015 and December 31, 2014, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at June 30, 2015 and December 31, 2014 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of June 30, 2015 and December 31, 2014 for the Company:

	June 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$54,777	$93,979
Construction/land development	24,003	39,946
Agricultural	848	943
Residential real estate loans
Residential 1-4 family	72,002	87,309
Multifamily residential	1,394	8,617

Total real estate	153,024	230,794
Consumer	17	16
Commercial and industrial	6,118	8,651
Other	732	727

Loans receivable covered by FDIC loss share	$159,891	$240,188

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of June 30, 2015 and December 31, 2014, $9.6 million and $22.5 million, respectively, were accruing loans past due 90 days or more.

6.	Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the six months ended June 30, 2015:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,471	$2,540	$55,011
Loans charged off	(6,489)	(772)	(7,261)
Recoveries of loans previously charged off	1,725	451	2,176

Net loans recovered (charged off)	(4,764)	(321)	(5,085)

Provision for loan losses for non-covered loans	8,170	—	8,170
Provision for loan losses forecasted outside of loss share	—	(294)	(294)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,456	2,456
Change attributable to FDIC loss share agreements	—	(1,164)	(1,164)

Net provision for loan losses for covered loans	—	998	998
Increase in FDIC indemnification asset	—	1,164	1,164

Balance, June 30, 2015	$55,877	$4,381	$60,258

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and six-month periods ended June 30, 2015 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of June 30, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $131.7 million, $139.7 million and $157.7 million at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

	Three Months Ended June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,722	$17,505	$11,284	$6,124	$5,310	$3,786	$52,731
Loans charged off	(394)	604	(1,087)	(641)	(1,821)	—	(3,339)
Recoveries of loans previously charged off	8	700	92	205	179	—	1,184

Net loans recovered (charged off)	(386)	1,304	(995)	(436)	(1,642)	—	(2,155)
Provision for loan losses	1,067	1,173	2,645	1,846	1,343	(2,773)	5,301

Balance, June 30	$9,403	$19,982	$12,934	$7,534	$5,011	$1,013	$55,877

	Six Months Ended June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(477)	(198)	(1,951)	(1,470)	(2,393)	—	(6,489)
Recoveries of loans previously charged off	66	701	249	236	473	—	1,725

Net loans recovered (charged off)	(411)	503	(1,702)	(1,234)	(1,920)	—	(4,764)
Provision for loan losses	1,698	2,252	1,190	2,818	1,133	(921)	8,170

Balance, June 30	$9,403	$19,982	$12,934	$7,534	$5,011	$1,013	$55,877

	As of June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,255	$2,083	$1,271	$877	$—	$—	$5,486
Loans collectively evaluated for impairment	8,148	17,899	11,663	6,657	5,011	1,013	50,391

Loans evaluated for impairment balance, June 30	9,403	19,982	12,934	7,534	5,011	1,013	55,877

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, June 30	$9,403	$19,982	$12,934	$7,534	$5,011	$1,013	$55,877

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$18,714	$59,314	$18,240	$6,415	$6,572	$—	$109,255
Loans collectively evaluated for impairment	763,551	2,398,835	1,247,442	639,858	157,195	—	5,206,881

Loans evaluated for impairment balance, June 30	782,265	2,458,149	1,265,682	646,273	163,767	—	5,316,136

Purchased credit impaired loans acquired	14,324	101,172	53,863	12,228	1,305	—	182,892

Balance, June 30	$796,589	$2,559,321	$1,319,545	$658,501	$165,072	$—	$5,499,028

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the six-month period ended June 30, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(167)	(668)	(1,483)	(1,184)	(1,448)	—	(4,950)
Recoveries of loans previously charged off	45	221	53	65	739	—	1,123

Net loans recovered (charged off)	(122)	(447)	(1,430)	(1,119)	(709)	—	(3,827)
Provision for loan losses	497	4,917	2,557	2,900	2,010	172	13,053

Balance, June 30	6,657	19,570	10,016	3,714	3,864	4,427	48,248
Loans charged off	(806)	(1,654)	(1,566)	(982)	(1,347)	—	(6,355)
Recoveries of loans previously charged off	297	21	896	241	416	—	1,871

Net loans recovered (charged off)	(509)	(1,633)	(670)	(741)	(931)	—	(4,484)
Provision for loan losses	1,968	(710)	4,100	2,977	2,865	(2,493)	8,707

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,477	$3,080	$2,183	$6	$—	$—	$6,746
Loans collectively evaluated for impairment	6,624	12,447	10,827	5,880	5,798	1,934	43,510

Loans evaluated for impairment balance, December 31	8,101	15,527	13,010	5,886	5,798	1,934	50,256

Purchased credit impaired loans acquired	15	1,700	436	64	—	—	2,215

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$19,037	$48,065	$21,734	$4,084	$484	$—	$93,404
Loans collectively evaluated for impairment	659,465	1,900,472	1,131,021	650,163	169,815	—	4,510,936

Loans evaluated for impairment balance, December 31	678,502	1,948,537	1,152,755	654,247	170,299	—	4,604,340

Purchased credit impaired loans acquired	21,637	111,564	61,457	15,877	2,439	—	212,974

Balance, December 31	$700,139	$2,060,101	$1,214,212	$670,124	$172,738	$—	$4,817,314

The following is an aging analysis for the non-covered loan portfolio as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,193	$1,062	$13,150	$19,405	$2,458,283	$2,477,688	$2,928
Construction/land development	1,969	66	3,155	5,190	791,399	796,589	1,392
Agricultural	314	—	31	345	81,288	81,633	31
Residential real estate loans
Residential 1-4 family	4,036	2,575	18,450	25,061	972,891	997,952	4,794
Multifamily residential	—	—	1,331	1,331	320,262	321,593	1

Total real estate	11,512	3,703	36,117	51,332	4,624,123	4,675,455	9,146
Consumer	342	93	621	1,056	47,264	48,320	92
Commercial and industrial	2,061	1,262	2,760	6,083	652,418	658,501	1,609
Agricultural and other	528	285	382	1,195	115,557	116,752	—

Total	$14,443	$5,343	$39,880	$59,666	$5,439,362	$5,499,028	$10,847

	December 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,942	$1,311	$14,781	$22,034	$1,965,856	$1,987,890	$5,880
Construction/land development	2,696	847	1,660	5,203	694,936	700,139	734
Agricultural	307	—	34	341	71,870	72,211	34
Residential real estate loans
Residential 1-4 family	4,680	1,494	16,077	22,251	941,739	963,990	4,128
Multifamily residential	—	—	2,035	2,035	248,187	250,222	691

Total real estate	13,625	3,652	34,587	51,864	3,922,588	3,974,452	11,467
Consumer	368	149	858	1,375	55,345	56,720	579
Commercial and industrial	1,669	549	3,933	6,151	663,973	670,124	2,825
Agricultural and other	463	16	184	663	115,355	116,018	—

Total	$16,125	$4,366	$39,562	$60,053	$4,757,261	$4,817,314	$14,871

Non-accruing loans not covered by loss share at June 30, 2015 and December 31, 2014 were $29.0 million and $24.7 million, respectively.

The following is a summary of the non-covered impaired loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	25	25	—	13	—	8	1
Multifamily residential	—	—	—	—	—	—	—

Total real estate	25	25	—	13	—	8	1
Consumer	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	25	25	—	13	—	8	1
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	44,185	42,276	2,083	42,568	283	42,269	559
Construction/land development	14,244	13,239	1,255	16,994	65	17,355	170
Agricultural	53	30	—	70	—	57	—
Residential real estate loans
Residential 1-4 family	21,108	18,580	71	16,604	149	16,420	202
Multifamily residential	3,663	3,663	1,200	3,637	4	3,867	26

Total real estate	83,253	77,788	4,609	79,873	501	79,968	957
Consumer	636	619	—	747	2	784	6
Commercial and industrial	6,547	5,248	877	4,612	15	4,490	48
Agricultural and other	382	382	—	280	4	249	4

Total loans with a specific valuation allowance	90,818	84,037	5,486	85,512	522	85,491	1,015
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	44,185	42,276	2,083	42,568	283	42,269	559
Construction/land development	14,244	13,239	1,255	16,994	65	17,355	170
Agricultural	53	30	—	70	—	57	—
Residential real estate loans
Residential 1-4 family	21,133	18,605	71	16,617	149	16,428	203
Multifamily residential	3,663	3,663	1,200	3,637	4	3,867	26

Total real estate	83,278	77,813	4,609	79,886	501	79,976	958
Consumer	636	619	—	747	2	784	6
Commercial and industrial	6,547	5,248	877	4,612	15	4,490	48
Agricultural and other	382	382	—	280	4	249	4

Total impaired loans	$90,843	$84,062	$5,486	$85,525	$522	$85,499	$1,016

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of June 30, 2015.

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

Interest recognized on non-covered impaired loans during the three months ended June 30, 2015 and 2014 was approximately $522,000 and $825,000, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2015 and 2014 was approximately $1.0 million and $1.6 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$36,189	$—	$—	$36,189
Construction/land development	13,158	—	—	13,158
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	16,183	33	—	16,216
Multifamily residential	3,698	—	—	3,698

Total real estate	69,228	33	—	69,261
Consumer	663	14	—	677
Commercial and industrial	3,266	24	—	3,290
Agricultural and other	378	—	—	378

Total	$73,535	$71	$—	$73,606

	December 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,698	$24	$—	$34,722
Construction/land development	16,112	—	—	16,112
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,622	343	—	15,965
Multifamily residential	3,382	—	—	3,382

Total real estate	69,814	367	—	70,181
Consumer	903	19	—	922
Commercial and industrial	2,244	5	—	2,249
Agricultural and other	178	—	—	178

Total	$73,139	$391	$—	$73,530

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

The following is a presentation of non-covered loans by class and risk rating as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,217	$8,264	$1,728,958	$572,435	$26,143	$36,189	$2,377,206
Construction/land development	21	401	289,703	475,084	3,898	13,158	782,265
Agricultural	—	595	45,633	34,412	303	—	80,943
Residential real estate loans
Residential 1-4 family	900	3,086	747,363	170,510	13,772	16,216	951,847
Multifamily residential	—	415	259,615	47,747	2,360	3,698	313,835

Total real estate	6,138	12,761	3,071,272	1,300,188	46,476	69,261	4,506,096
Consumer	13,993	273	22,336	10,099	133	677	47,511
Commercial and industrial	11,483	11,711	381,758	233,650	4,381	3,290	646,273
Agricultural and other	665	867	58,436	49,977	5,933	378	116,256

Total risk rated loans	$32,279	$25,612	$3,533,802	$1,593,914	$56,923	$73,606	5,316,136

Purchased credit impaired loans acquired							182,892

Total non-covered loans							$5,499,028

	December 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,674	$15,914	$1,300,835	$501,931	$20,115	$34,722	$1,877,191
Construction/land development	15	355	241,659	415,380	4,981	16,112	678,502
Agricultural	—	610	35,539	34,469	728	—	71,346
Residential real estate loans
Residential 1-4 family	494	3,505	714,278	165,464	11,730	15,965	911,436
Multifamily residential	—	400	192,687	42,578	2,272	3,382	241,319

Total real estate	4,183	20,784	2,484,998	1,159,822	39,826	70,181	3,779,794
Consumer	14,560	215	29,238	10,543	175	922	55,653
Commercial and industrial	13,081	16,957	430,026	189,318	2,616	2,249	654,247
Agricultural and other	573	790	87,347	25,237	521	178	114,646

Total risk rated loans	$32,397	$38,746	$3,031,609	$1,384,920	$43,138	$73,530	4,604,340

Purchased credit impaired loans acquired							212,974

Total non-covered loans							$4,817,314

The following is a presentation of non-covered TDR’s by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$22,419	$7,334	$8,852	$5,602	$21,788
Construction/land development	3	3,481	1,460	1,636	—	3,096
Residential real estate loans
Residential 1-4 family	3	2,055	—	1,824	165	1,989
Multifamily residential	2	3,183	2,040	—	291	2,331

Total real estate	21	31,138	10,834	12,312	6,058	29,204

Total	21	$31,138	$10,834	$12,312	$6,058	$29,204

	December 31, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

The following is a presentation of non-covered TDR’s on non-accrual status as of June 30, 2015 and December 31, 2014 because they are not in compliance with the modified terms:

	June 30, 2015		December 31, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Residential real estate loans
Residential 1-4 family	2	$1,824	—	$—

Total real estate	2	1,824	—	—

Total	2	$1,824	—	$—

Allowance for Loan Losses and Credit Quality for Covered Loans

During the 2015 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $998,000 net provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the six months ended June 30, 2015 on a net basis. The Company also recorded a negative provision for loan losses forecasted outside of loss share of $294,000 and a provision for loan loss of $2.5 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $1.2 million.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and six-month periods ended June 30, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of June 30, 2015.

	Three Months Ended June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$675	$887	$1,753	$89	$391	$—	$3,795
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	63	48	75	—	—	—	186

Net loans recovered (charged off)	63	48	75	—	—	—	186
Provision for loan losses forecasted outside of loss share	(1)	(16)	(1)	19	—	—	1
Provision for loan losses before benefit attributable to FDIC loss share agreements	216	348	55	150	(370)	—	399
Change attributable to FDIC loss share agreements	(194)	(311)	(46)	(140)	371	—	(320)

Net provision for loan losses	21	21	8	29	1	—	80
Increase in FDIC indemnification asset	194	311	46	140	(371)	—	320

Balance, June 30	$953	$1,267	$1,882	$258	$21	$—	$4,381

	Six Months Ended June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	—	(691)	(81)	—	—	—	(772)
Recoveries of loans previously charged off	170	110	171	—	—	—	451

Net loans recovered (charged off)	170	(581)	90	—	—	—	(321)
Provision for loan losses forecasted outside of loss share	(230)	(318)	232	22	—	—	(294)
Provision for loan losses before benefit attributable to FDIC loss share agreements	581	1,236	399	220	20	—	2,456
Change attributable to FDIC loss share agreements	(257)	(531)	(163)	(197)	(16)	—	(1,164)

Net provision for loan losses	94	387	468	45	4	—	998
Increase in FDIC indemnification asset	257	531	163	197	16	—	1,164

Balance, June 30	$953	$1,267	$1,882	$258	$21	$—	$4,381

	As of June 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	953	1,267	1,882	258	21	—	4,381

Balance, June 30	$953	$1,267	$1,882	$258	$21	$—	$4,381

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	24,003	55,625	73,396	6,118	749	—	159,891

Balance, June 30	$24,003	$55,625	$73,396	$6,118	$749	$—	$159,891

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the six-month period ended June 30, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2014.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	(97)	(797)	—	(157)	—	—	(1,051)
Recoveries of loans previously charged off	10	—	288	—	4	—	302

Net loans recovered (charged off)	(87)	(797)	288	(157)	4	—	(749)
Provision for loan losses forecasted outside of loss share	11	106	148	15	—	—	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,307)	1,547	(1,658)	22	(3)	—	(1,399)
Change attributable to FDIC loss share agreements	1,296	(1,653)	1,510	(37)	3	—	1,119

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(1,296)	1,653	(1,510)	37	(3)	—	(1,119)

Balance, June 30	324	1,694	891	15	1	—	2,925
Loans charged off	(29)	(1,257)	(435)	—	—	—	(1,721)
Recoveries of loans previously charged off	122	37	273	—	—	—	432

Net loans recovered (charged off)	93	(1,220)	(162)	—	—	—	(1,289)
Provision for loan losses forecasted outside of loss share	361	483	58	1	1	—	904
Provision for loan losses before benefit attributable to FDIC loss share agreements	(346)	(27)	374	—	(1)	—	—
Change attributable to FDIC loss share agreements	346	28	(374)	—	—	—	—

Net provision for loan losses	361	484	58	1	—	—	904
Increase in FDIC indemnification asset	(346)	(28)	374	—	—	—	—

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	432	930	1,161	16	1	—	2,540

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	39,946	94,922	95,926	8,651	743	—	240,188

Balance, December 31	$39,946	$94,922	$95,926	$8,651	$743	$—	$240,188

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the six-month period ended June 30, 2015 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$114,707	$453,162
Reforecasted future interest payments for loan pools	7,701	—
Accretion recorded to interest income	(20,810)	20,810
Reclassification out of purchased credit impaired loans (1)	(28,595)	(56,272)
Transfers to foreclosed assets held for sale	—	(11,991)
Payments received, net	—	(62,926)

Balance at end of period	$73,003	$342,783

(1)	At acquisition, 100% of the loans acquired from Old Southern and Key West were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. During the first quarter of 2015, the five-year loss-share for Old Southern and Key West ended. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The non-covered purchased credit impaired loans acquired during the 2015 Doral Florida acquisition were deemed immaterial and as a result were not included in the table above.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $7.7 million. This updated forecast does not change the expected weighted-average yields on the loan pools.

7.	Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Goodwill
Balance, beginning of period	$325,423	$301,736
Acquisitions	—	23,687
Sale of insurance book of business	(2,695)	—

Balance, end of period	$322,728	$325,423

	June 30, 2015	December 31, 2014
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$20,925	$22,298
Acquisition	1,363	—
Sale of insurance book of business	(243)	—
Amortization expense	(2,229)	(2,314)

Balance, June 30	$19,816	19,984

Acquisitions		3,257
Amortization expense		(2,316)

Balance, end of year		$20,925

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2015 and December 31, 2014 were:

	June 30, 2015	December 31, 2014
	(In thousands)
Gross carrying basis	$47,901	$46,781
Accumulated amortization	(28,085)	(25,856)

Net carrying amount	$19,816	$20,925

Core deposit and other intangible amortization expense was approximately $1.1 million for both the three-months ended June 30, 2015 and 2014. Core deposit and other intangible amortization expense was approximately $2.2 million and $2.3 million for the six-months ended June 30, 2015 and 2014, respectively. Including all of the mergers completed as of June 30, 2015, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2015 through 2019 is approximately: 2015 - $4.0 million; 2016 - $2.8 million; 2017 - $2.7 million; 2018 - $2.6 million; 2019 - $2.5 million.

The carrying amount of the Company’s goodwill was $322.7 million and $325.4 million at June 30, 2015 and December 31, 2014, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8.	Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2015 and December 31, 2014 other assets were $103.9 million and $93.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $9.0 million and $14.0 million at June 30, 2015 and December 31, 2014, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $79.9 million and $66.7 million at June 30, 2015 and December 31, 2014, respectively, and are accounted for at cost.

9.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $357.2 million and $272.5 million at June 30, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $776.7 million and $705.4 million at June 30, 2015 and December 31, 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.3 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.6 million and $2.3 million for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015 and December 31, 2014, brokered deposits were $82.0 million and $33.6 million, respectively.

Deposits totaling approximately $848.9 million and $1.02 billion at June 30, 2015 and December 31, 2014, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10.	Securities Sold Under Agreements to Repurchase

At June 30, 2015 and December 31, 2014, securities sold under agreements to repurchase totaled $150.7 million and $176.5 million, respectively. For the three-month periods ended June 30, 2015 and 2014, securities sold under agreements to repurchase daily weighted-average totaled $168.3 million and $136.4 million, respectively. For the six-month periods ended June 30, 2015 and 2014, securities sold under agreements to repurchase daily weighted-average totaled $173.9 million and $142.9 million, respectively.

11.	FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $866.9 million and $698.0 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $25.0 million and $841.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.13% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Additionally, the Company had $144.0 million at both June 30, 2015 and December 31, 2014 in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2015 and December 31, 2014, respectively.

12.	Subordinated Debentures

Subordinated debentures at June 30, 2015 and December 31, 2014 consisted of guaranteed payments on trust preferred securities with the following components:

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Current:
Federal	$16,456	$7,825	$28,530	$17,857
State	3,269	1,554	5,667	3,547

Total current	19,725	9,379	34,197	21,404

Deferred:
Federal	179	5,873	3,224	8,813
State	35	1,166	640	1,750

Total deferred	214	7,039	3,864	10,563

Income tax expense	$19,939	$16,418	$38,061	$31,967

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.89)	(1.96)	(1.96)	(1.99)
Cash value of life insurance	(0.19)	(0.22)	(0.20)	(0.23)
State income taxes, net of federal benefit	4.02	3.93	4.02	3.92
Other	0.09	(0.14)	0.06	(0.26)

Effective income tax rate	37.03%	36.61%	36.92%	36.44%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$23,636	$21,578
Deferred compensation	2,163	2,781
Stock options	1,655	1,428
Real estate owned	1,724	3,257
Loan discounts	22,410	25,807
Tax basis premium/discount on acquisitions	16,261	19,121
Investments	2,669	2,692
Other	7,906	7,721

Gross deferred tax assets	78,424	84,385

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,846	2,249
Unrealized gain on securities available-for-sale	3,799	4,524
Core deposit intangibles	5,167	5,382
Indemnification asset	1,549	3,823
FHLB dividends	1,659	1,602
Other	1,316	1,578

Gross deferred tax liabilities	16,336	19,158

Net deferred tax assets	$62,088	$65,227

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida and will be filing one with the state of New York during 2016. With a few exceptions, the Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2010. During 2015, the State of Florida’s examination of the Company’s Florida State income tax returns for the 2010, 2011, 2012 and 2013 tax years was completed with no change to the financial position.

14.	Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive nonqualified options to purchase stock or for the issuance of restricted shares up to 4,644,000 shares of common stock in the Company. At June 30, 2015, the Company has approximately 1,300,000 shares of common stock remaining available for grants or issuance under the plan and approximately 2,174,000 shares reserved for issuance of common stock.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2015 was $17.2 million and $13.9 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $2.3 million as of June 30, 2015. For the first six months of 2015, the Company has expensed $233,000 for the non-vested awards.

The table below summarizes the transactions under the Company’s stock option plans at June 30, 2015 and December 31, 2014 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2015		For the Year Ended December 31, 2014
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	905	$11.80	966	$9.57
Granted	158	32.64	70	33.54
Forfeited/Expired	(1)	4.34	(11)	30.89
Exercised	(188)	5.65	(120)	4.77

Outstanding, end of period	874	16.91	905	11.80

Exercisable, end of period	515	$9.63	645	$7.52

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2015 was $8.53 per share. The weighted-average fair value of options granted during the year ended December 31, 2014 was $10.73 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended June 30, 2015	For the Year Ended December 31, 2014
Expected dividend yield	1.54%	0.89%
Expected stock price volatility	28.00%	30.94%
Risk-free interest rate	1.67%	2.31%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.50 to $4.21	17	1.32	$4.04	17	$4.04
$4.92 to $4.92	16	2.15	4.92	16	4.92
$5.33 to $5.33	20	2.76	5.33	20	5.33
$5.54 to $5.54	199	0.70	5.54	199	5.54
$8.54 to $8.60	77	2.54	8.57	77	8.57
$9.25 to $9.31	10	1.90	9.29	10	9.29
$10.16 to $13.12	133	4.59	11.96	97	11.53
$17.25 to $19.08	150	7.69	18.23	60	18.23
$29.42 to $33.72	135	9.25	32.05	12	33.54
$34.25 to $34.80	117	9.38	34.39	7	34.74

	874			515

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2015 and December 31, 2014 and changes during the period and year then ended:

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Beginning of year	257	256
Issued	110	43
Vested	(23)	(30)
Forfeited	(1)	(12)

End of period	343	257

Amount of expense for three months and twelve months ended, respectively	$1,005	$1,524

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

On June 4, 2013, 12,666 shares of restricted common stock were issued to a regional president of the Company’s bank subsidiary. Of these issued shares, 9,666 shares will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares are subject to performance based vesting (“2012 Performance Shares”). The 2012 Performance Shares are set up to “cliff” vest on the third annual anniversary of the date that the performance goal is met. As of September 30, 2013, the performance goal was met when the Company averaged $0.3125 diluted earnings per share for the past four consecutive quarters or total diluted earnings per share of $1.25 during the same period. In accordance with the vesting terms of the 2012 Performance Shares agreements, the issued shares are due to fully vest on September 30, 2016.

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

On May 28, 2015, the Company granted a total of 37,000 shares of the Company’s restricted common stock to a group of employees of the Company’s bank subsidiary. Of these issued shares, 18,500 shares will vest equally each year over three years beginning on the third anniversary of the grant. The remaining 18,500 shares are subject to performance based vesting (“2015 Performance Shares”). The 2015 Performance Shares are set up to vest over three years beginning on the third anniversary of the date that the performance goal is met. The performance goal will be met when the Company averaged $0.625 diluted earnings per share for four consecutive quarters or total diluted earnings per share of $2.50 during the same period.

During the first six months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased during the second quarter of 2015. The 2015 earnings were used to fund the repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at June 30, 2015.

15.	Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Salaries and employee benefits	$22,056	$18,813	$41,446	$37,746
Occupancy and equipment	6,678	6,251	12,727	12,477
Data processing expense	3,063	1,793	5,482	3,586
Other operating expenses:
Advertising	657	581	1,436	1,103
Merger and acquisition expenses	—	106	1,417	955
Amortization of intangibles	1,100	1,147	2,229	2,314
Electronic banking expense	1,299	1,312	2,531	2,650
Directors’ fees	281	206	576	433
Due from bank service charges	286	205	501	404
FDIC and state assessment	1,172	1,058	2,568	2,172
Insurance	617	582	1,283	1,196
Legal and accounting	706	419	1,153	836
Other professional fees	560	583	1,048	1,090
Operating supplies	509	515	943	987
Postage	295	327	604	679
Telephone	470	463	974	917
Other expense	3,501	4,259	7,045	8,432

Total other operating expenses	11,453	11,763	24,308	24,168

Total non-interest expense	$43,250	$38,620	$83,963	$77,977

16.	Concentration of Credit Risks

The Company’s primary market areas are in Arkansas, Florida, South Alabama and New York City. The Company primarily grants loans to customers located within these geographical areas unless the borrower has an established relationship with the Company.

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

Although the Company has a diversified loan portfolio, at June 30, 2015 and December 31, 2014, non-covered commercial real estate loans represented 61.0% and 57.3% of non-covered loans, respectively, and 316.1% and 271.9% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 24.0% and 25.2% of non-covered loans and 124.3% and 119.6% of total stockholders’ equity at June 30, 2015 and December 31, 2014, respectively.

Approximately 80.9% of the Company’s loans as of June 30, 2015, are to borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its branch locations. Additionally, the Company has 85.3% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

Although general economic conditions in our market areas have improved, both nationally and locally, over the past three years and have shown signs of continued improvement, financial institutions still face circumstances and challenges which, in some cases, have resulted and could potentially result, in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

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

At June 30, 2015 and December 31, 2014, commitments to extend credit of $1.03 billion and $851.8 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2015 and December 31, 2014, is $21.5 million and $23.2 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

19.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2015, the Company requested approximately $48.6 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 72.6% of the Company’s banking subsidiary’s first six months earnings.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2015, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.73%, 10.37%, 11.60%, and 12.49%, respectively, as of June 30, 2015.

20.	Additional Cash Flow Information

In connection with the Doral Florida acquisition, accounted for using the purchase method, the Company acquired approximately $39.3 million in assets, assumed $467.6 million in liabilities, issued no equity and received net funds of $429.9 million during the first quarter of 2015. As a result, the Company recorded a bargain purchase gain of $1.6 million.

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2015	2014
	(In thousands)
Interest paid	$9,738	$9,511
Income taxes paid	31,210	9,850
Assets acquired by foreclosure	11,991	10,718

21.	Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2015 and December 31, 2014, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2015 and 2014.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $78.6 million and $78.7 million as of June 30, 2015 and December 31, 2014, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $255,000 and $459,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2015 and 2014, respectively. The Company reversed approximately $306,000 and $563,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2015 and 2014, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $16.5 million and $17.0 million, respectively.

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

Accrued interest receivable —The carrying amount of accrued interest receivable approximates its fair value.

Deposits and securities sold under agreements to repurchase — The fair values of demand deposits, savings deposits and securities sold under agreements to repurchase are, by definition, equal to the amount payable on demand and, therefore, approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.

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

	June 30, 2015
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$204,411	$204,411	1
Federal funds sold	—	—	1
Investment securities – held-to-maturity	336,993	340,017	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	5,364,575	5,361,353	3
Loans receivable covered by FDIC loss share, net of allowance	155,510	155,510	3
FDIC indemnification asset	15,874	15,874	3
Accrued interest receivable	24,447	24,447	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,406,051	$1,406,051	1
Savings and interest-bearing transaction accounts	3,099,522	3,099,522	1
Time deposits	1,372,463	1,366,208	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	150,746	150,746	1
FHLB borrowed funds	866,907	872,521	2
Accrued interest payable	1,054	1,054	1
Subordinated debentures	60,826	60,826	3

	December 31, 2014
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,528	$112,528	1
Federal funds sold	250	250	1
Investment securities – held-to-maturity	356,790	362,272	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,686,145	4,671,941	3
Loans receivable covered by FDIC loss share, net of allowance	237,648	237,648	3
FDIC indemnification asset	28,409	28,409	3
Accrued interest receivable	24,075	24,075	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,203,306	$1,203,306	1
Savings and interest-bearing transaction accounts	2,974,850	2,974,850	1
Time deposits	1,245,815	1,240,802	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	176,465	176,465	1
FHLB borrowed funds	697,957	705,219	2
Accrued interest payable	1,120	1,120	1
Subordinated debentures	60,826	60,826	3

22.	Recent Accounting Pronouncements

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

On June 17, 2015, the Company and Centennial, entered into a definitive agreement and plan of merger with Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”) to merge FBBI into HBI and Bay Cities into Centennial. Under the terms of the agreement, shareholders of FBBI will receive proceeds from the transaction of approximately $101.6 million as a combination of both HBI common stock and cash split 80% and 20%, respectively.

FBBI currently operates six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. As of June 30, 2015, FBBI had approximately $573.2 million in total assets, $402.0 million in loans and $495.6 million in deposits.

The acquisition is expected to close in the fourth quarter of 2015 and is subject to FBBI shareholder approval, regulatory approvals and other customary conditions.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three and six-month periods ended June 30, 2015 and 2014 and the related statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

August 6, 2015

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2015, we had, on a consolidated basis, total assets of $8.07 billion, loans receivable, net of $5.60 billion, total deposits of $5.88 billion, and stockholders’ equity of $1.06 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months		As of or for the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Total assets	$8,074,382	$6,666,140	$8,074,382	$6,666,140
Loans receivable not covered by loss share	5,499,028	4,133,109	5,499,028	4,133,109
Loans receivable covered by FDIC loss share	159,891	263,157	159,891	263,157
Allowance for loan losses	60,258	51,173	60,258	51,173
FDIC claims receivable	8,992	15,783	8,992	15,783
Total deposits	5,878,036	5,192,009	5,878,036	5,192,009
Total stockholders’ equity	1,061,701	897,235	1,061,701	897,235
Net income	33,906	28,429	65,025	55,766
Basic earnings per share	0.50	0.44	0.96	0.86
Diluted earnings per share	0.50	0.43	0.96	0.85
Diluted earnings per share excluding intangible amortization (1)	0.51	0.44	0.98	0.87
Annualized net interest margin – FTE	5.00%	5.50%	4.97%	5.49%
Efficiency ratio	40.39	41.09	40.88	41.58
Annualized return on average assets	1.72	1.70	1.70	1.67
Annualized return on average common equity	12.98	12.96	12.66	12.98

(1)	See Table 26 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test has revealed a projected credit improvement in certain loan pools. As a result of these improvements, the Company is recognizing additional adjustments to yield over the weighted-average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the weighted-average life of the shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and six-month periods ended June 30, 2015 and 2014:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)

Periods Tested:
Prior to 2014	$34,649	$24,718	$3,490
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	13,769	8,141	1,003
December 31, 2014	—	—	—
March 31, 2015	—	—	—
June 30, 2015	—	—	—

Total	$83,278	$58,535	$6,764

(1)	Includes credit improvement in non-covered purchased credit impaired loans of $4.7 million.

Table 3: Financial Impact for the Three and Six Months Ended June 30, 2015 and 2014

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
June 30, 2014	$7,670	$(6,799)	$(270)
June 30, 2015	4,382	(2,289)	(281)

Additional income/expense	$(3,288)	$4,510	$(11)

Six Months Ended:
June 30, 2014	$13,344	$(11,768)	$(435)
June 30, 2015	8,891	(6,373)	(562)

Additional income/expense	$(4,453)	$5,395	$(127)

Results of Operations for Three Months Ended June 30, 2015 and 2014

Our net income increased $5.5 million, or 19.3%, to $33.9 million for the three-month period ended June 30, 2015, from $28.4 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.50 and $0.43 per share for the three-month periods ended June 30, 2015 and 2014, respectively. The $5.5 million increase in net income is primarily associated with additional net interest income primarily resulting from our 2014 and 2015 acquisitions plus a decrease in provision for loan losses in second quarter of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our 2014 and 2015 acquisitions and the opening of the Centennial Commercial Finance Group (“Centennial CFG”) loan production office when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. The second quarter of 2015 quarterly impairment testing noted a slight decline in asset quality in eight of our covered loan pools which resulted in a net covered provision for loan loss of $80,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $83.3 million of adjustments to yield were determined to be recognized over the weighted-average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the portfolio acquired in our acquisition of Liberty Bancshares, Inc. (“Liberty”) in 2013 has begun to slow down. As result, there was a decline of recognized accretion yield from the second quarter of 2014 to the second quarter of 2015. Consequently, yields on loans and net interest margin for the quarter just ended are reduced when compared to the second quarter of 2014.

The effective yield on non-covered loans for the three months ended June 30, 2015 and 2014 was 5.63% and 6.08%, respectively. The effective yield on covered loans for the three months ended June 30, 2015 and 2014 was 18.40% and 19.38%, respectively. Our annualized net interest margin, on a fully taxable equivalent basis, was 5.00% for the three months ended June 30, 2015, compared to 5.50% for the same period in 2014.

Our annualized return on average assets was 1.72% for the three months ended June 30, 2015, compared to 1.70% for the same period in 2014. Our annualized return on average common equity was 12.98% for the three months ended June 30, 2015, compared to 12.96% for the same period in 2014. Our acquisitions have historically performed below our profitability ratios. We have been making notable progress in improving the performance of the acquired franchises. As a result, there was little to no change in our return on average assets and return on average common equity from 2014 to 2015.

Our efficiency ratio was 40.39% for the three months ended June 30, 2015, compared to 41.09% for the same period in 2014. For the second quarter of 2015, our core efficiency ratio was 40.30% which is improved from the 41.56% reported for second quarter of 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our 2014 and 2015 acquisitions offset by an increase in costs associated with the asset growth from our 2014 and 2015 acquisitions and opening the Centennial CFG loan production office. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Results of Operations for Six Months Ended June 30, 2015 and 2014

Our net income increased $9.3 million, or 16.6%, to $65.0 million for the six-month period ended June 30, 2015, from $55.8 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.96 and $0.85 per share for the six-month periods ended June 30, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.4 million of merger expenses associated with the acquisition of Doral Bank’s Florida Panhandle operations (“Doral Florida”), net income was $64.9 million and diluted earnings per share for the first six months of 2015 remained $0.96 per share. Excluding the $955,000 of merger expenses associated with the acquisition of Liberty, net income was $56.3 million, or $0.86 diluted earnings per share, for the first six months of 2014. The $8.6 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income primarily resulting from our 2014 and 2015 acquisitions plus a decrease in provision for loan losses in the first six months of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our 2014 and 2015 acquisitions and the opening of the Centennial CFG loan production office when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing noted a slight decline in asset quality in thirteen of our covered loan pools which resulted in a net covered provision for loan loss of $998,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $83.3 million of adjustments to yield were determined to be recognized over the weighted-average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the Liberty portfolio has begun to slow down. As result, there was a decline of recognized accretion yield from the first six months of 2014 to the first six months of 2015. Consequently, yields on loans and net interest margin for the six months just ended are reduced when compared to the first six months of 2014.

The effective yield on non-covered loans for the six months ended June 30, 2015 and 2014 was 5.64% and 6.17%, respectively. The effective yield on covered loans for the six months ended June 30, 2015 and 2014 was 16.26% and 17.67%, respectively. Our annualized net interest margin, on a fully taxable equivalent basis, was 4.97% for the six months ended June 30, 2015, compared to 5.49% for the same period in 2014.

Our annualized return on average assets was 1.70% for the six months ended June 30, 2015, compared to 1.67% for the same period in 2014. Our annualized return on average assets excluding merger expenses and gain on acquisition was 1.69% for the six months ended June 30, 2015, compared to 1.68% for the same period in 2014. Our annualized return on average common equity was 12.66% for the six months ended June 30, 2015, compared to 12.98% for the same period in 2014. Our annualized return on average common equity excluding merger expenses and gain on acquisition was 12.64% for the six months ended June 30, 2015, compared to 13.11% for the same period in 2014. Our acquisitions have historically performed below our profitability ratios. We have been making notable progress in improving the performance of the acquired franchises. As a result, there was little to no change in our return on average assets from 2014 to 2015. Conversely, there was a decline in our return on average common equity from 2014 to 2015 due to capital generation from our retained earnings.

Our efficiency ratio was 40.88% for the six months ended June 30, 2015, compared to 41.58% for the same period in 2014. For the first six months of 2015, our core efficiency ratio was 40.55% which is improved from the 41.48% reported for the first six months of 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our 2014 and 2015 acquisitions offset by an increase in costs associated with the asset growth from our 2014 and 2015 acquisitions and the opening of the Centennial CFG loan production office. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Additional information and analysis for our earnings can be found in Table 21 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended June 30, 2015 and December 31, 2014

Our total assets as of June 30, 2015 increased $671.1 million to $8.07 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $681.7 million to $5.50 billion as of June 30, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the first quarter of 2015 migration of $56.3 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans plus $298.5 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $80.3 million to $159.9 million as of June 30, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the first quarter 2015 migration of $56.3 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $46.4 million to $1.06 billion as of June 30, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first six months of 2015 was 9.2%. The increase in stockholders’ equity is primarily associated with the $63.9 million of comprehensive income less the $16.9 million of dividends paid for the first six months of 2015.

As of June 30, 2015, our non-performing non-covered loans increased to $39.9 million, or 0.73%, of total non-covered loans from $39.6 million, or 0.82%, of total non-covered loans as of December 31, 2014. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 140.11% as of June 30, 2015, compared to 132.63% as of December 31, 2014. Non-performing non-covered loans in Arkansas were $25.6 million at June 30, 2015 compared to $24.5 million as of December 31, 2014. Non-performing non-covered loans in Florida were $13.6 million at June 30, 2015 compared to $14.8 million as of December 31, 2014. Non-performing non-covered loans in Alabama were $686,000 at June 30, 2015 compared to $302,000 as of December 31, 2014.

As of June 30, 2015, our non-performing non-covered assets improved to $56.4 million, or 0.71%, of total non-covered assets from $56.5 million, or 0.79%, of total non-covered assets as of December 31, 2014. Non-performing non-covered assets in Arkansas were $37.5 million at June 30, 2015 compared to $39.2 million as of December 31, 2014. Non-performing non-covered assets in Florida were $18.2 million at June 30, 2015 compared to $17.0 million as of December 31, 2014. Non-performing non-covered assets in Alabama were $701,000 at June 30, 2015 compared to $317,000 as of December 31, 2014.

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

Acquisitions

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial CFG. The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG plans to build out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s banking subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Florida through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. The acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $466.3 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

Prior to the acquisition, Doral Florida operated five branch locations in Panama City, Panama City Beach and Pensacola, Florida plus a loan production office in Tallahassee, Florida. At the time of acquisition, Centennial operated 29 branch locations in the Florida Panhandle. As a result, the Company closed all five branch locations during the July 2015 systems conversion and returned the facilities back to the FDIC.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Doral Florida.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At June 30, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

During the first quarter of 2015, the five-year covered loan loss-share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern and Key West concluded. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans and are included in non-covered loans as of June 30, 2015.

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$19,435	$73,348	$28,409	$89,611
Incurred claims for FDIC covered credit losses	(1,679)	(11,219)	(7,541)	(22,738)
FDIC indemnification accretion/(amortization)	(2,202)	(6,622)	(6,158)	(11,366)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	320	1,119	1,164	1,119

Ending balance	$15,874	$56,626	$15,874	$56,626

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

Specifically, in connection with the Old Southern and Key West acquisitions, such “true-up” payments would be equal to 50% of the excess, if any, of (i) 20% of a stated threshold of $110.0 million in the case of Old Southern and $23.0 million in the case of Key West, less (ii) the sum of (A) 25% of the asset premium (discount) plus (B) 25% of the Cumulative Shared Loss Payments (defined as the aggregate of all of the payments made or payable to Centennial minus the aggregate of all of the payments made or payable to the FDIC) plus (C) the Period Servicing Amounts for any twelve-month period prior to and ending on the True-Up Measurement Date (defined as the product of the simple average of the principal amount of shared loss loans and shared loss assets (other than shared loss securities) at the beginning and end of such period times 1%).

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

The amount of FDIC-assisted acquisitions true-up accrued at June 30, 2015 and December 31, 2014 was $10.2 million and $9.4 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. In an effort to achieve efficiencies primarily from the acquisitions prior to 2015, the Company closed one Arkansas location during the second quarter of 2015 and has plans to close two Arkansas, one Alabama and two Florida locations during the third quarter of 2015.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated over 40 branch locations across the Company. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. The results of the evaluation have narrowed our current focus to approximately eleven branch locations. Throughout the remainder of the year, it is expected we will announce strategic consolidations where it improves efficiency in certain markets. These closures are expected to result in closing expenses.

The Company currently has 82 branches in Arkansas, 59 branches in Florida and 7 branches in Alabama and has opened a loan production office in New York City.

Results of Operations

For Three and Six Months Ended June 30, 2015 and 2014

Our net income increased $5.5 million, or 19.3%, to $33.9 million for the three-month period ended June 30, 2015, from $28.4 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.50 and $0.43 per share for the three-month periods ended June 30, 2015 and 2014, respectively. The $5.5 million increase in net income is primarily associated with additional net interest income primarily resulting from our 2014 and 2015 acquisitions plus a decrease in provision for loan losses in second quarter of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our 2014 and 2015 acquisitions and the opening of the Centennial CFG loan production office when compared to the same period in 2014.

Our net income increased $9.3 million, or 16.6%, to $65.0 million for the six-month period ended June 30, 2015, from $55.8 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.96 and $0.85 per share for the six-month periods ended June 30, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.4 million of merger expenses associated with the acquisition of Doral Florida, net income was $64.9 million and diluted earnings per share for the first six months of 2015 remained $0.96 per share. Excluding the $955,000 of merger expenses associated with the acquisition of Liberty, net income was $56.3 million, or $0.86 diluted earnings per share, for the first six months of 2014. The $8.5 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income primarily resulting from our 2014 and 2015 acquisitions plus a decrease in provision for loan losses in the first six months of 2015 and reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth from our 2014 and 2015 acquisitions and the opening of the Centennial CFG loan production office when compared to the same period in 2014.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and six-month periods ended June 30, 2015 and 2014).

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

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. The second quarter of 2015 quarterly impairment testing noted a slight decline in asset quality in eight of our covered loan pools which resulted in a net covered provision for loan loss of $80,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $83.3 million of adjustments to yield were determined to be recognized over the weighted-average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the portfolio acquired in our acquisition of Liberty in 2013 has begun to slow down. As result, there was a decline of recognized accretion yield from the second quarter of 2014 to the second quarter of 2015. Consequently, yields on loans and net interest margin for the quarter just ended are reduced when compared to the second quarter of 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing noted a slight decline in asset quality in thirteen of our covered loan pools which resulted in a net covered provision for loan loss of $998,000. Conversely, during 2014 and 2013, the quarterly impairment testing projected material credit improvements. As a result of these credit improvements, $83.3 million of adjustments to yield were determined to be recognized over the weighted-average life of the loans. The recognition of these additional credit improvements has begun to slow down. Plus, the accretion income on the Liberty portfolio has begun to slow down. As result, there was a decline of recognized accretion yield from the first six months of 2014 to the first six months of 2015. Consequently, yields on loans and net interest margin for the six months just ended are reduced when compared to the first six months of 2014.

The effective yield on non-covered loans for the three months ended June 30, 2015 and 2014 was 5.63% and 6.08%, respectively. The effective yield on non-covered loans for the six months ended June 30, 2015 and 2014 was 5.64% and 6.17%, respectively. The effective yield on covered loans for the three months ended June 30, 2015 and 2014 was 18.40% and 19.38%, respectively. The effective yield on covered loans for the six months ended June 30, 2015 and 2014 was 16.26% and 17.67%, respectively.

Net interest income on a fully taxable equivalent basis increased $7.7 million, or 9.6%, to $87.3 million for the three-month period ended June 30, 2015, from $79.7 million for the same period in 2014. This increase in net interest income was the result of an $8.0 million increase in interest income combined with a $319,000 increase in interest expense. The $8.0 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $319,000 increase in interest expense for the three-month period ended June 30, 2015, is primarily the result of an increase in higher level of our interest bearing liabilities from our 2014 and 2015 acquisitions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $809,000. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $490,000 decrease in interest expense.

Net interest income on a fully taxable equivalent basis increased $10.0 million, or 6.3%, to $168.3 million for the six-month period ended June 30, 2015, from $158.3 million for the same period in 2014. This increase in net interest income was the result of a $10.3 million increase in interest income combined with a $289,000 increase in interest expense. The $10.3 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $289,000 increase in interest expense for the three-month period ended June 30, 2015, is primarily the result of an increase in higher level of our interest bearing liabilities from our 2014 and 2015 acquisitions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $1.2 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $929,000 decrease in interest expense.

Net interest margin, on a fully taxable equivalent basis, was 5.00% and 4.97% for the three and six months ended June 30, 2015, respectively, compared to 5.50% and 5.49% for the same period in 2014.

Additional information and analysis for our net interest margin can be found in Tables 22 through 24 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2015 and 2014, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2015, compared to the same period in 2014.

Table 5: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest income	$90,311	$82,586	$174,192	$164,426
Fully taxable equivalent adjustment	1,879	1,624	3,734	3,215

Interest income – fully taxable equivalent	92,190	84,210	177,926	167,641
Interest expense	4,862	4,543	9,672	9,383

Net interest income – fully taxable equivalent	$87,328	$79,667	$168,254	$158,258

Yield on earning assets – fully taxable equivalent	5.28%	5.82%	5.26%	5.82%
Cost of interest-bearing liabilities	0.36	0.38	0.36	0.39
Net interest spread – fully taxable equivalent	4.92	5.44	4.90	5.43
Net interest margin – fully taxable equivalent	5.00	5.50	4.97	5.49

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30, 2015 vs. 2014	Six Months Ended June 30, 2015 vs. 2014
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$18,086	$29,245
Increase (decrease) in interest income due to change in earning asset yields	(10,106)	(18,960)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(809)	(1,218)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	490	929

Increase (decrease) in net interest income	$7,661	$9,996

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2015 and 2014, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$84,443	$44	0.21%	$54,726	$29	0.21%
Federal funds sold	4,355	3	0.28	23,349	12	0.21
Investment securities – taxable	1,082,113	5,130	1.90	1,038,011	4,762	1.84
Investment securities – non-taxable	327,088	4,543	5.57	287,679	3,889	5.42
Loans receivable	5,507,405	82,470	6.01	4,403,767	75,518	6.88

Total interest-earning assets	7,005,404	$92,190	5.28	5,807,532	$84,210	5.82

Non-earning assets	895,317			914,388

Total assets	$7,900,721			$6,721,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,149,490	$1,576	0.20%	$2,808,856	$1,227	0.18%
Time deposits	1,418,803	1,735	0.49	1,380,249	1,868	0.54

Total interest-bearing deposits	4,568,293	3,311	0.29	4,189,105	3,095	0.30

Federal funds purchased	213	1	1.88	110	—	0.00
Securities sold under agreement to repurchase	168,314	163	0.39	136,444	168	0.49
FHLB borrowed funds	677,108	1,053	0.62	376,326	952	1.01
Subordinated debentures	60,826	334	2.20	60,826	328	2.16

Total interest-bearing liabilities	5,474,754	4,862	0.36	4,762,811	4,543	0.38

Non-interest bearing liabilities
Non-interest bearing deposits	1,344,580			1,054,233
Other liabilities	33,622			24,832

Total liabilities	6,852,956			5,841,876
Stockholders’ equity	1,047,765			880,044

Total liabilities and stockholders’ equity	$7,900,721			$6,721,920

Net interest spread			4.92%			5.44%
Net interest income and margin		$87,328	5.00%		$79,667	5.50%

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$117,883	$135	0.23%	$58,849	$53	0.18%
Federal funds sold	9,792	11	0.23	27,393	28	0.21
Investment securities – taxable	1,081,864	10,673	1.99	1,021,752	9,232	1.82
Investment securities – non-taxable	327,534	9,047	5.57	287,007	7,678	5.39
Loans receivable	5,289,205	158,060	6.03	4,415,814	150,650	6.88

Total interest-earning assets	6,826,278	$177,926	5.26	5,810,815	$167,641	5.82

Non-earning assets	895,978			933,324

Total assets	$7,722,256			$6,744,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,095,483	$3,050	0.20%	$2,797,102	$2,506	0.18%
Time deposits	1,377,623	3,519	0.52	1,453,755	3,973	0.55

Total interest-bearing deposits	4,473,106	6,569	0.30	4,250,857	6,479	0.31

Federal funds purchased	666	2	0.61	308	—	0.00
Securities sold under agreement to repurchase	173,906	335	0.39	142,862	350	0.49
FHLB borrowed funds	658,284	2,103	0.64	376,823	1,898	1.02
Subordinated debentures	60,826	663	2.20	60,826	656	2.17

Total interest-bearing liabilities	5,366,788	9,672	0.36	4,831,676	9,383	0.39

Non-interest bearing liabilities
Non-interest bearing deposits	1,286,275			1,029,004
Other liabilities	33,502			16,873

Total liabilities	6,686,565			5,877,553
Stockholders’ equity	1,035,691			866,586

Total liabilities and stockholders’ equity	$7,722,256			$6,744,139

Net interest spread			4.90%			5.43%
Net interest income and margin		$168,254	4.97%		$158,258	5.49%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2015 compared to the same periods in 2014, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended June 30, 2015 over 2014			Six Months Ended June 30, 2015 over 2014
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$15	$—	$15	$65	$17	$82
Federal funds sold	(12)	3	(9)	(20)	3	(17)
Investment securities – taxable	206	162	368	563	878	1,441
Investment securities – non-taxable	545	109	654	1,112	257	1,369
Loans receivable	17,332	(10,380)	6,952	27,525	(20,115)	7,410

Total interest income	18,086	(10,106)	7,980	29,245	(18,960)	10,285

Interest expense:
Interest-bearing transaction and savings deposits	159	190	349	281	263	544
Time deposits	51	(184)	(133)	(202)	(252)	(454)
Federal funds purchased	1	—	1	1	1	2
Securities sold under agreement to repurchase	35	(40)	(5)	68	(83)	(15)
FHLB borrowed funds	563	(462)	101	1,070	(865)	205
Subordinated debentures	—	6	6	—	7	7

Total interest expense	809	(490)	319	1,218	(929)	289

Increase (decrease) in net interest income	$17,277	$(9,616)	$7,661	$28,027	$(18,031)	$9,996

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

Generally, commercial, commercial real estate, and residential real estate loans are assigned a level of risk at origination. Thereafter, these loans are reviewed on a regular basis. The periodic reviews generally include loan payment and collateral status, the borrowers’ financial data, and key ratios such as cash flows, operating income, liquidity, and leverage. A material change in the borrowers’ credit analysis can result in an increase or decrease in the loan’s assigned risk grade. Aggregate dollar volume by risk grade is monitored on an on-going basis.

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

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During our second quarter 2015 impairment testing, no pools were determined to have a material projected credit improvement. The second quarter 2015 impairment testing noted a slight decline in asset quality in eight of our covered loan pools which resulted in a net covered provision for loan loss of $80,000. The quarterly 2015 impairment testing during the first six months of 2015 noted a slight decline in asset quality in thirteen of our covered loan pools which resulted in a net covered provision for loan loss of $998,000. There was zero provision for covered loans for the three and six months ended June 30, 2014.

There was $5.3 million and $8.2 million of provision for non-covered loans for the three and six months ended June 30, 2015, respectively. There was $6.1 million and $13.1 million of provision for non-covered loans for the three and six months ended June 30, 2014, respectively.

The Company experienced an $814,000 and $4.9 million decrease in the provision for loan losses for non-covered loans during the second quarter and six months of 2015 versus the second quarter and six months of 2014, respectively. This expected decrease is primarily a reflection of a slowdown in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment offset by provisioning for second quarter 2015 organic loan growth.

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

Non-Interest Income

Total non-interest income was $17.0 million and $31.7 million for the three and six-month periods ended June 30, 2015, compared to $11.5 million and $23.7 million for the same period in 2014, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three and six-month periods ended June 30, 2015 and 2014, respectively, as well as changes for the three and six-month periods ended June 30, 2015 compared to the same periods in 2014.

Table 9: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2015 Change from 2014		June 30,		2015 Change from 2014
	2015	2014			2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$6,056	$6,193	$(137)	(2.2)%	$11,474	$12,104	$(630)	(5.2)%
Other service charges and fees	6,499	5,978	521	8.7	12,715	11,664	1,051	9.0
Trust fees	1,186	323	863	267.2	1,618	759	859	113.2
Mortgage lending income	2,955	1,801	1,154	64.1	4,887	3,314	1,573	47.5
Insurance commissions	640	934	(294)	(31.5)	1,207	2,350	(1,143)	(48.6)
Income from title services	36	53	(17)	(32.1)	70	103	(33)	(32.0)
Increase in cash value of life insurance	295	281	14	5.0	603	569	34	6.0
Dividends from FHLB, FRB, Bankers’ bank & other	419	501	(82)	(16.4)	834	817	17	2.1
Gain on acquisitions	—	—	—	—	1,635	—	1,635	100.0
Gain (loss) on sale of premises and equipment, net	21	445	(424)	(95.3)	29	454	(425)	(93.6)
Gain (loss) on OREO, net	(263)	859	(1,122)	(130.6)	230	1,398	(1,168)	(83.5)
Gain (loss) on securities, net	—	—	—	—	4	—	4	100.0
FDIC indemnification accretion/(amortization), net	(2,202)	(6,622)	4,420	(66.7)	(6,158)	(11,366)	5,208	(45.8)
Other income	1,385	793	592	74.7	2,549	1,554	995	64.0

Total non-interest income	$17,027	$11,539	$5,488	47.6%	$31,697	$23,720	$7,977	33.6%

Non-interest income increased $5.5 million, or 47.6%, to $17.0 million for the three-month period ended June 30, 2015 from $11.5 million for the same period in 2014. Non-interest income increased $8.0 million, or 33.6%, to $31.7 million for the six-month period ended June 30, 2015 from $23.7 million for the same period in 2014. Non-interest income excluding gain on acquisitions increased $6.3 million, or 26.7%, to $30.1 million for the six months ended June 30, 2015 from $23.7 million for the same period in 2014.

Excluding gain on acquisitions, the primary factors that resulted in this increase were improvements related to other service charges and fees, trust fees, mortgage lending, amortization on our FDIC indemnification asset and other income offset by a decrease in service charges on deposits, insurance, net changes in sale of premises and equipment gains and losses, and net changes in OREO gains and losses.

Additional details for the three months ended June 30, 2015 on some of the more significant changes are as follows:

•	The $137,000 decrease in service charges on deposit accounts primarily results from a decline in overdraft fees.

•	The $521,000 increase in other service charges and fees is primarily from our 2014 and 2015 acquisitions plus additional loan payoff fees generated by the Centennial Property Finance Group.

•	The $863,000 increase in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $1.2 million increase in mortgage lending income is from the additional lending volume from the 2014 and 2015 acquisitions combined with the organic loan growth during 2015. Also, the Company hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue.

•	The $294,000 decrease in insurance commissions is primarily from the sale of insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $4.4 million improvement in FDIC indemnification accretion/amortization, net is primarily associated with the approaching conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $592,000 increase in other income is primarily associated with a loan recovery on one of our FDIC covered transactions. We were able to collect a recovery of approximately $2.2 million in the second quarter of 2015 on a loan that was charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC requires us to share 80% of these type recoveries with the FDIC and we are able to retain the remaining 20%. As a result, we recorded approximately $417,000 in other income for this recovery. The remaining increase in other income is primarily associated with the 2014 and 2015 acquisitions.

Additional details for the six months ended June 30, 2015 on some of the more significant changes are as follows:

•	The $630,000 decrease in service charges on deposit accounts primarily results from a decline in overdraft fees.

•	The $1.1 million increase in other service charges and fees is primarily from our 2014 and 2015 acquisitions plus additional loan payoff fees generated by the Centennial Property Finance Group.

•	The $859,000 increase in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $1.6 million increase in mortgage lending income is from the additional lending volume from the 2014 and 2015 acquisitions. Also, the Company hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue.

•	The $1.1 million decrease in insurance commissions is primarily from the sale of insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $5.2 million improvement in FDIC indemnification accretion/amortization, net is primarily associated with the approaching conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $995,000 increase in other income is primarily associated with two loan recoveries on two of our FDIC covered transactions. We were able to collect a total recovery of approximately $3.2 million in the first six months of 2015 on two loans that were charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC requires us to share 80% of these type recoveries with the FDIC and we are able to retain the remaining 20%. As a result, we recorded approximately $626,000 in other income for these two recoveries. The remaining increase in other income is primarily associated with the 2014 and 2015 acquisitions.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the three and six-month periods ended June 30, 2015 and 2014, as well as changes for the three and six-month periods ended June 30, 2015 compared to the same periods in 2014.

Table 10: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2015 Change from 2014		June 30,		2015 Change from 2014
	2015	2014			2015	2014
	(Dollars in thousands)
Salaries and employee benefits	$22,056	$18,813	$3,243	17.2%	$41,446	$37,746	$3,700	9.8%
Occupancy and equipment	6,678	6,251	427	6.8	12,727	12,477	250	2.0
Data processing expense	3,063	1,793	1,270	70.8	5,482	3,586	1,896	52.9
Other operating expenses:
Advertising	657	581	76	13.1	1,436	1,103	333	30.2
Merger and acquisition expenses	—	106	(106)	(100.0)	1,417	955	462	48.4
Amortization of intangibles	1,100	1,147	(47)	(4.1)	2,229	2,314	(85)	(3.7)
Electronic banking expense	1,299	1,312	(13)	(1.0)	2,531	2,650	(119)	(4.5)
Directors’ fees	281	206	75	36.4	576	433	143	33.0
Due from bank service charges	286	205	81	39.5	501	404	97	24.0
FDIC and state assessment	1,172	1,058	114	10.8	2,568	2,172	396	18.2
Insurance	617	582	35	6.0	1,283	1,196	87	7.3
Legal and accounting	706	419	287	68.5	1,153	836	317	37.9
Other professional fees	560	583	(23)	(3.9)	1,048	1,090	(42)	(3.9)
Operating supplies	509	515	(6)	(1.2)	943	987	(44)	(4.5)
Postage	295	327	(32)	(9.8)	604	679	(75)	(11.0)
Telephone	470	463	7	1.5	974	917	57	6.2
Other expense	3,501	4,259	(758)	(17.8)	7,045	8,432	(1,387)	(16.4)

Total non-interest expense	$43,250	$38,620	$4,630	12.0%	$83,963	$77,977	$5,986	7.7%

Non-interest expense for the three months ended June 30, 2015 was $43.3 million compared to $38.6 million for the three months ended June 30, 2014. Non-interest expense, excluding merger expenses, was $43.3 million for the three months ended June 30, 2015 compared to $38.5 million for the same quarter in 2014. Non-interest expense for the six months ended June 30, 2015 was $84.0 million compared to $78.0 million for the six months ended June 30, 2014. Non-interest expense, excluding merger expenses, was $82.5 million for the six months ended June 30, 2015 compared to $77.0 million for the same quarter in 2014.

The change in non-interest expense this quarter and the six months was 12.0% and 7.7%, respectively, when compared to a year ago due to the completion of the 2014 and 2015 acquisitions and the opening of the Centennial CFG loan production office. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, the Company is still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

The income tax expense increased $3.5 million, or 21.4%, to $19.9 million for the three-month period ended June 30, 2015, from $16.4 million as of June 30, 2014. The income tax expense increased $6.1 million, or 19.1%, to $38.1 million for the six-month period ended June 30, 2015, from $32.0 million as of June 30, 2014. The effective income tax rate was 37.03% and 36.92% for the three and six-month periods ended June 30, 2015, compared to 36.61% and 36.44% for the same periods in 2014, respectively. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2015 and December 31, 2014

Our total assets as of June 30, 2015 increased $671.1 million to $8.07 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $681.7 million to $5.50 billion as of June 30, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the first quarter of 2015 migration of $56.3 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans plus $298.5 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $80.3 million to $159.9 million as of June 30, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the first quarter 2015 migration of $56.3 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $46.4 million to $1.06 billion as of June 30, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first six months of 2015 was 9.2%. The increase in stockholders’ equity is primarily associated with the $63.9 million of comprehensive income less the $16.9 million of dividends paid for the first six months of 2015.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

On April 1, 2015, the Company acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. The Company produced approximately $279.9 million of organic non-covered loan growth since March 31, 2015, of which $223.7 million is associated with loan originations in the legacy footprint with the remaining $56.2 million being associated with Centennial CFG.

During the first quarter of 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern and Key West concluded. As a result, $56.3 million of these loans including their associated discounts previously classified as covered loans have migrated to non-covered loans status.

Our non-covered loan portfolio averaged $5.34 billion and $4.14 billion during the three-month periods ended June 30, 2015 and 2014, respectively. Our non-covered loan portfolio averaged $5.10 billion and $4.15 billion during the six-month periods ended June 30, 2015 and 2014, respectively. Non-covered loans were $5.50 billion as of June 30, 2015 compared to $4.82 billion as of December 31, 2014, which is a $681.7 million, or 28.5%, annualized increase. Excluding the acquisition of Doral Florida, the migration of Old Southern and Key West loans from loans covered by FDIC loss share to loans not covered by loss share status, and the acquisition of national commercial real estate loans, the loans increased $298.5 million or an annualized increase of 12.5%.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida, South Alabama and New York, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were approximately $3.42 billion, $1.51 billion, $229.0 million and $345.4 million as of June 30, 2015 in Arkansas, Florida, Alabama and New York, respectively.

As of June 30, 2015, we had $358.2 million of construction land development loans which were collateralized by land. This consisted of $219.5 million for raw land and $138.7 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of	As of
	June 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,477,688	$1,987,890
Construction/land development	796,589	700,139
Agricultural	81,633	72,211
Residential real estate loans:
Residential 1-4 family	997,952	963,990
Multifamily residential	321,593	250,222

Total real estate	4,675,455	3,974,452
Consumer	48,320	56,720
Commercial and industrial	658,501	670,124
Agricultural	72,766	48,833
Other	43,986	67,185

Loans receivable not covered by loss share	$5,499,028	$4,817,314

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of June 30, 2015, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $920.1 million ($944.3 million gross loans less $24.2 million discount). The fair value discount is being accreted into interest income over the weighted-average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of June 30, 2015, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $77.5 million ($112.7 million gross loans less $35.2 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan that was significantly charged down prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, this recovery is increasing the yield on the impaired loans over the weighted-average life of the loans in the pool going forward by $4.7 million.

Non-Covered Commercial Real Estate Loans. In our market areas, we originate non-farm and non-residential loans, which are primarily secured by commercial real estate, and construction/land development loans and agricultural loans, which are generally secured by real estate. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 15 to 25 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary sources of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions, industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of June 30, 2015, non-covered commercial real estate loans totaled $3.36 billion, or 61.0% of our non-covered loan portfolio, which is comparable to $2.76 billion, or 57.3% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida, Alabama and New York non-covered commercial real estate loans were $1.95 billion, $970.0 million, $145.4 million and $288.8 million at June 30, 2015, respectively.

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

As of June 30, 2015, non-covered residential real estate loans totaled $1.32 billion, or 24.0% of our non-covered loan portfolio, compared to $1.21 billion, or 25.2% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida, Alabama and New York non-covered residential real estate loans were $839.8 million, $365.3 million, $57.9 million and $56.5 million at June 30, 2015, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our banks. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2015, our non-covered consumer loan portfolio totaled $48.3 million, or 0.9% of our total non-covered loan portfolio, compared to the $56.7 million, or 1.2% of our non-covered loan portfolio as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered consumer loans were $32.4 million, $14.7 million and $1.2 million at June 30, 2015, respectively. There were no consumer loans outstanding in New York as of June 30, 2015.

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

As of June 30, 2015, non-covered commercial and industrial loans outstanding totaled $658.5 million, or 12.0% of our non-covered loan portfolio, which is comparable to $670.1 million, or 13.9% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $482.8 million, $151.5 million and $24.2 million at June 30, 2015, respectively. There were no commercial and industrial loans outstanding in New York as of June 30, 2015.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of June 30, 2015

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,477,688	$54,777	$2,532,465
Construction/land development	796,589	24,003	820,592
Agricultural	81,633	848	82,481
Residential real estate loans
Residential 1-4 family	997,952	72,002	1,069,954
Multifamily residential	321,593	1,394	322,987

Total real estate	4,675,455	153,024	4,828,479
Consumer	48,320	17	48,337
Commercial and industrial	658,501	6,118	664,619
Agricultural	72,766	—	72,766
Other	43,986	732	44,718

Total	$5,499,028	$159,891	$5,658,919

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

We have non-covered loans acquired with deteriorated credit quality in our June 30, 2015 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of June 30, 2015 and December 31, 2014. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of June 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Non-accrual non-covered loans	$29,033	$24,691
Non-covered loans past due 90 days or more (principal or interest payments)	10,847	14,871

Total non-performing non-covered loans	39,880	39,562

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	16,539	16,951
Other non-performing non-covered assets	12	—

Total other non-performing non-covered assets	16,551	16,951

Total non-performing non-covered assets	$56,431	$56,513

Allowance for loan losses for non-covered loans to non- performing non-covered loans	140.11%	132.63%
Non-performing non-covered loans to total non-covered loans	0.73	0.82
Non-performing non-covered assets to total non-covered assets	0.71	0.79

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

Total non-performing non-covered loans were $39.9 million as of June 30, 2015, compared to $39.6 million as of December 31, 2014, for an increase of $318,000. Of the $318,000 increase in non-performing loans, $1.2 million is from an increase in non-performing loans in our Arkansas market combined with a $384,000 increase in non-performing loans in our Alabama market offset by a $1.2 million decrease in non-performing loans in Florida. Non-performing loans at June 30, 2015 are approximately $25.6 million, $13.6 million and $686,000 in the Arkansas, Florida and Alabama markets, respectively. There were no non-performing loans in New York market at June 30, 2015.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2015, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2015. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2015, we had $27.4 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $14.4 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2015, the amount of troubled debt restructurings was $29.2 million, an increase of 8.6% from $26.9 million at December 31, 2014. As of June 30, 2015 and December 31, 2014, 93.8% and 100.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $16.5 million as of June 30, 2015, compared to $17.0 million as of December 31, 2014 for a decrease of $412,000. The foreclosed assets held for sale not covered by loss share as of June 30, 2015 are comprised of $11.9 million of assets located in Arkansas, $4.7 million of assets located in Florida and the remaining $15,000 located in Alabama.

During the first six months of 2015, we had four non-covered foreclosed properties with a carrying value greater than $1.0 million. Two of these four properties are non-farm/non-residential properties in the Florida Panhandle and hold an aggregate carrying value of $2.1 million at June 30, 2015. Another non-farm/non-residential property was acquired in the Liberty acquisition and holds an aggregate carrying value of $3.2 million at June 30, 2015. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at June 30, 2015. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2015, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of June 30, 2015 and December 31, 2014.

Table 14: Total Foreclosed Assets Held For Sale

	As of June 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,093	$3,525	$10,618	$6,894	$3,935	$10,829
Construction/land development	5,751	471	6,222	6,189	2,847	9,036
Agricultural	—	—	—	—	3	3
Residential real estate loans
Residential 1-4 family	2,852	476	3,328	3,381	1,086	4,467
Multifamily residential	843	—	843	487	—	487

Total foreclosed assets held for sale	$16,539	$4,472	$21,011	$16,951	$7,871	$24,822

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2015, average non-covered impaired loans were $85.5 million compared to $91.8 million as of December 31, 2014. As of June 30, 2015, non-covered impaired loans were $84.1 million compared to $85.4 million as of December 31, 2014 for a decrease of $1.4 million. This decrease is primarily associated with the improvements in loan balances with a specific allocation offset by an increase in the level of loans categorized as TDRs. As of June 30, 2015, our Arkansas, Florida and Alabama markets accounted for approximately $48.1 million, $35.3 million and $686,000 of the non-covered impaired loans, respectively. There were no non-covered impaired loans in New York market at June 30, 2015.

We evaluated loans purchased in conjunction with our historical acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, the Company has included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

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

As of June 30, 2015 and December 31, 2014, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of June 30, 2015 and December 31, 2014:

Table 15: Total Non-Accrual Loans

	As of June 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,222	$—	$10,222	$8,901	$—	$8,901
Construction/land development	1,763	—	1,763	926	—	926
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	13,656	—	13,656	11,949	—	11,949
Multifamily residential	1,330	—	1,330	1,344	—	1,344

Total real estate	26,971	—	26,971	23,120	—	23,120
Consumer	529	—	529	279	—	279
Commercial and industrial	1,151	—	1,151	1,108	—	1,108
Other	382	—	382	184	—	184

Total non-accrual loans	$29,033	$—	$29,033	$24,691	$—	$24,691

If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $403,000 and $365,000 for the three-month periods ended June 30, 2015 and 2014, respectively, would have been recorded. If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $803,000 and $632,000 for the six-month periods ended June 30, 2015 and 2014, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three and six-month periods ended June 30, 2015 and 2014 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of June 30, 2015 and December 31, 2014:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of June 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,928	$2,089	$5,017	$5,880	$9,029	$14,909
Construction/land development	1,392	2,191	3,583	734	4,376	5,110
Agricultural	31	72	103	34	72	106
Residential real estate loans
Residential 1-4 family	4,794	4,887	9,681	4,128	7,597	11,725
Multifamily residential	1	—	1	691	—	691

Total real estate	9,146	9,239	18,385	11,467	21,074	32,541
Consumer	92	—	92	579	—	579
Commercial and industrial	1,609	358	1,967	2,825	1,387	4,212
Other	—	—	—	—	32	32

Total loans accruing past due 90 days or more	$10,847	$9,597	$20,444	$14,871	$22,493	$37,364

The Company’s total past due and non-accrual covered loans to total covered loans was 6.0% and 9.4% as of June 30, 2015 and December 31, 2014, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment was $5.17 billion and $4.51 billion at June 30, 2015 and December 31, 2014, respectively. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.96% at December 31, 2014 to 0.97% at June 30, 2015. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $3.3 million and $6.5 million for the three and six months ended June 30, 2015, respectively, compared to $2.5 million and $5.0 million for the same periods in 2014, respectively. Total non-covered recoveries increased to $1.2 million and $1.7 million for the three and six months ended June 30, 2015, respectively, compared to $635,000 and $1.1 million for the same periods in 2014, respectively. For the three months ended June 30, 2015, the net charge-offs were $2.2 million for Arkansas and $13,000 for Alabama plus net recoveries of $38,000 for Florida, equaling a net charge-off position of $2.1 million. For the six months ended June 30, 2015, the net charge-offs were $4.2 million for Arkansas, $511,000 for Florida and $21,000 for Alabama, equaling a net charge-off position of $4.8 million.

During the first six months of 2015, there were $6.5 million in non-covered charge-offs and $1.7 million in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three and six-month periods ended June 30, 2015 and 2014.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$52,731	$44,024	$52,471	$39,022
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	854	601	1,656	668
Construction/land development	394	145	477	167
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	1,088	870	1,952	1,217
Multifamily residential	—	—	—	266

Total real estate	2,336	1,616	4,085	2,318
Consumer	18	32	106	198
Commercial and industrial	590	316	1,419	1,184
Agricultural	—	—	—	—
Other	395	562	879	1,250

Total loans charged off	3,339	2,526	6,489	4,950

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	700	199	701	221
Construction/land development	8	20	66	45
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	92	(6)	249	46
Multifamily residential	—	2	—	7

Total real estate	800	215	1,016	319
Consumer	22	152	40	214
Commercial and industrial	205	30	236	65
Agricultural	—	—	—	—
Other	157	238	433	525

Total recoveries	1,184	635	1,725	1,123

Net loans charged off (recovered)	2,155	1,891	4,764	3,827
Provision for loan losses for non-covered loans	5,301	6,115	8,170	13,053

Balance, June 30	$55,877	$48,248	$55,877	$48,248

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.16%	0.18%	0.19%	0.19%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.02	1.17	1.02	1.17
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	646	10,234	582	2,542

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 25,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended June 30, 2015 and the year ended December 31, 2014 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of June 30, 2015 and December 31, 2014.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of June 30, 2015		As of December 31, 2014
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$19,547	45.1%	$16,872	41.3%
Construction/land development	9,403	14.5	8,116	14.5
Agricultural	435	1.5	355	1.5
Residential real estate loans:
Residential 1-4 family	9,181	18.1	9,909	20.0
Multifamily residential	3,753	5.8	3,537	5.2

Total real estate	42,319	85.0	38,789	82.5
Consumer	669	0.9	763	1.2
Commercial and industrial	7,534	12.0	5,950	13.9
Agricultural	4,342	1.3	5,035	1.0
Other	—	0.8	—	1.4
Unallocated	1,013	—	1,934	—

Total	$55,877	100.0%	$52,471	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $4.4 million and $2.5 million at June 30, 2015 and December 31, 2014, respectively.

Total covered charge-offs decreased to zero or the three months ended June 30, 2015, compared to $1.1 million for the same period in 2014. Total covered recoveries increased to $186,000 for the three months ended June 30, 2015, compared to $128,000 for the same period in 2014. There was an $80,000 provision for loan losses taken on covered loans during the three months ended June 30, 2015. There was zero provision for loan losses taken on covered loans during the three months ended June 30, 2014.

Total charge-offs decreased to $772,000 for the six months ended June 30, 2015, compared to $1.1 million for the same period in 2014. Total recoveries increased to $451,000 for the six months ended June 30, 2015, compared to $302,000 for the same period in 2014. There was $998,000 provision for loan losses taken on covered loans during the six months ended June 30, 2015. There was zero provision for loan losses taken on covered loans during the six months ended June 30, 2014.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.0 years as of June 30, 2015.

As of June 30, 2015 and December 31, 2014 we had $337.0 million and $356.8 million of held-to-maturity securities, respectively. Of the $337.0 million of held-to-maturity securities, $148.5 million were invested in mortgage-backed securities, $180.6 million were invested in state and political subdivisions, and $7.8 million were invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2015. Of the $356.8 million of held-to-maturity securities, $161.1 million were invested in mortgage-backed securities, $191.0 million were invested in state and political subdivisions, and $4.7 million were invested in U.S. Government-sponsored enterprises as of December 31, 2014.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.08 billion and $1.07 billion as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, $492.3 million, or 45.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $503.1 million, or 47.1%, of our available-for-sale securities as of December 31, 2014. To reduce our income tax burden, $183.0 million, or 16.9%, of our available-for-sale securities portfolio as of June 30, 2015, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $176.6 million, or 16.6%, of our available-for-sale securities as of December 31, 2014. Also, we had approximately $357.5 million, or 33.1%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2015, compared to $336.1 million, or 31.5%, of our available-for-sale securities as of December 31, 2014.

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

Deposits

Our deposits averaged $5.91 billion and $5.76 billion for the three and six-month periods ended June 30, 2015. Total deposits as of June 30, 2015 were $5.88 billion, for an annualized increase of 16.9% from December 31, 2014. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. As of June 30, 2015 and December 31, 2014, brokered deposits were $82.0 million and $33.6 million, respectively. Included in these brokered deposits are $27.0 million and $28.6 million of Certificate of Deposit Account Registry Service (CDARS) as of June 30, 2015 and December 31, 2014, respectively. CDARS are deposits of our customers we have swapped with other institutions. This gives our customers the potential for FDIC insurance of up to $50.0 million.

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

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2015 and 2014.

Table 19: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2015		2014
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,344,580	—%	$1,054,233	—%
Interest-bearing transaction accounts	2,732,292	0.22	2,457,506	0.19
Savings deposits	417,198	0.06	351,350	0.06
Time deposits:
$100,000 or more	808,688	0.53	734,974	0.65
Other time deposits	610,115	0.44	645,275	0.42

Total	$5,912,873	0.22%	$5,243,338	0.24%

	Six Months Ended June 30,
	2015		2014
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,286,275	—%	$1,029,004	—%
Interest-bearing transaction accounts	2,685,063	0.22	2,447,322	0.10
Savings deposits	410,420	0.06	349,780	0.03
Time deposits:
$100,000 or more	736,323	0.60	782,364	0.34
Other time deposits	641,300	0.42	671,391	0.23

Total	$5,759,381	0.23%	$5,279,861	0.13%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $25.7 million, or 14.6%, from $176.5 million as of December 31, 2014 to $150.7 million as of June 30, 2015.

FHLB Borrowed Funds

Our FHLB borrowed funds were $866.9 million and $698.0 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $25.0 million and $841.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $735.8 billion and $905.6 million as of June 30, 2015 and December 31, 2014, respectively. Expected maturities will differ from contractual maturities, because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as June 30, 2015 and December 31, 2014.

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

Stockholders’ Equity

Stockholders’ equity was $1.06 billion at June 30, 2015 compared to $1.02 billion at December 31, 2014, an annualized increase of 9.2%. As of June 30, 2015 and December 31, 2014 our equity to asset ratio was 13.1% and 13.7% respectively. Book value per share was $15.67 at June 30, 2015 compared to $15.03 at December 31, 2014, an 8.6% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.125 per share and $0.075 per share for each of the three-month periods ended June 30, 2015 and 2014, respectively. The common stock dividend payout ratio for the three months ended June 30, 2015 and 2014 was 24.92% and 17.18%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2015 and 2014 was 25.98% and 17.52%, respectively. For the third quarter of 2015, the Board of Directors declared a regular $0.15 per share quarterly cash dividend payable September 2, 2015, to shareholders of record August 12, 2015.

Stock Repurchase Program. During the first six months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During the first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased during the second quarter of 2015. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at June 30, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2015 and December 31, 2014, we met all regulatory capital adequacy requirements to which we were subject.

Table 20 presents our risk-based capital ratios as of June 30, 2015 and December 31, 2014.

Table 20: Risk-Based Capital

	As of June 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,061,701	$1,015,292
Goodwill and core deposit intangibles, net	(322,170)	(345,762)
Unrealized (gain) loss on available-for-sale securities	(5,884)	(7,009)
Deferred tax assets	(7,926)	—

Total common equity Tier 1 capital	725,721	662,521
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	784,721	721,521

Tier 2 capital
Qualifying allowance for loan losses	60,258	55,011

Total Tier 2 capital	60,258	55,011

Total risk-based capital	$844,979	$776,532

Average total assets for leverage ratio	$7,570,625	$7,000,248

Risk weighted assets	$6,765,022	$5,747,191

Ratios at end of period
Common equity Tier 1 capital	10.73%	N/A
Leverage ratio	10.37	10.31%
Tier 1 risk-based capital	11.60	12.55
Total risk-based capital	12.49	13.51
Minimum guidelines
Common equity Tier 1 capital	4.50%	N/A
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	6.00	4.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	N/A
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	6.00
Total risk-based capital	10.00	10.00

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

The Company experienced an $814,000 decrease in the provision for loan losses for non-covered loans during the second quarter of 2015 versus 2014. This expected decrease is primarily a reflection of a slowdown in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment offset by provisioning for second quarter 2015 organic loan growth. The Company experienced a $4.9 million decrease in the provision for loan losses for non-covered loans during the first six months of 2015 versus 2014. This expected decrease is primarily a reflection of a slowdown in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment combined with a lower level of non-performing loans. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all loans acquired being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. Traditionally, there is a large migration of these loans during the first year after acquisition, which can create an elevated provision for loan losses as was the case during 2014 with respect to the Liberty acquisition. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.48 billion of purchased non-covered loans, which includes $131.7 million of discount for credit losses on non-covered loans acquired, at June 30, 2015. We had $1.77 billion of purchased non-covered loans, which includes $139.7 million of discount for credit losses on non-covered loans acquired, at December 31, 2014. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

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

Table 21: Non-GAAP Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
GAAP net income	$33,906	$28,429	$65,025	$55,766

Accretion to net interest income	(10,959)	(16,439)	(21,301)	(31,703)
Provision for loan losses	2,501	6,115	5,370	13,053
FDIC indemnification amortization	2,202	6,622	6,158	11,366
FDIC true-up accrual	383	371	765	638
Amortization of intangible assets	1,100	1,147	2,229	2,314
Gain on acquisitions	—	—	(1,635)
Merger and acquisition expenses	—	106	1,417	955
Tax impact of the above items	2,901	1,263	4,252	2,052

Non-GAAP impact to net income	(1,872)	(815)	(2,745)	(1,325)

Non-GAAP net income	$32,034	$27,614	$62,280	$54,441

GAAP diluted earnings per share	$0.50	$0.43	$0.96	$0.85
Impact of purchase accounting, net of tax	(0.03)	(0.01)	(0.04)	(0.02)

Non-GAAP diluted earnings per share	$0.47	$0.42	$0.92	$0.83

Average diluted shares outstanding	67,915	65,545	67,912	65,523

(1)	Provision for loan losses is shown net of provision for purchased credit impaired loans.

Table 22: Average Yield on Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest income on loans receivable – FTE	$82,470	$75,518	$158,060	$150,650
Purchase accounting accretion	10,705	16,303	20,903	31,432

Non-GAAP interest income on loans receivable – FTE	$71,765	$59,215	$137,157	$119,218

Average loans	$5,507,405	$4,403,767	$5,289,205	$4,415,814
Average purchase accounting loan discounts (1)	168,558	256,731	180,434	269,964

Average loans (non-GAAP)	$5,675,963	$4,660,498	$5,469,639	$4,685,778

Average yield on loans (reported)	6.01%	6.88%	6.03%	6.88%

Average contractual yield on loans (non-GAAP)	5.07	5.10	5.06	5.13

(1)	Balance includes $131.7 million of discount of credit losses for non-covered loans acquired as of June 30, 2015.

Table 23: Average Cost of Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest expense on deposits	$3,311	$3,095	$6,569	$6,479
Amortization of time deposit (premiums)/discounts, net	254	136	398	271

Non-GAAP interest expense on deposits	$3,565	$3,231	$6,967	$6,750

Average deposits	$4,568,293	$4,189,105	$4,473,106	$4,250,857
Average unamortized CD (premium)/discount, net	(1,352)	(125)	(1,039)	(57)

Average deposits (non-GAAP)	$4,566,941	$4,188,980	$4,472,067	$4,250,800

Average cost of deposits (reported)	0.29%	0.30%	0.30%	0.31%

Average contractual cost of deposits (non-GAAP)	0.31	0.31	0.31	0.32

Table 24: Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income – FTE	$87,328	$79,667	$168,254	$158,258
Total purchase accounting accretion	10,959	16,439	21,301	31,703

Non-GAAP net interest income – FTE	$76,369	$63,228	$146,953	$126,555

Average interest-earning assets	$7,005,404	$5,807,532	$6,826,278	$5,810,815
Average purchase accounting loan discounts (1)	168,558	256,731	180,434	269,964

Average interest-earning assets (non-GAAP)	$7,173,962	$6,064,263	$7,006,712	$6,080,779

Net interest margin (reported)	5.00%	5.50%	4.97%	5.49%

Net interest margin (non-GAAP)	4.27	4.18	4.23	4.20

(1)	Balance includes $131.7 million of discount of credit losses for non-covered loans acquired as of June 30, 2015.

Table 25: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of June 30, 2015
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$4,016,808	$1,444,453	$5,499,028
Loan balance reported plus discount (B)	4,016,808	1,576,199	5,630,774

Allowance for loan losses for non-covered loans (C)	55,877	—	55,877
Discount for credit losses on non-covered loans acquired (D)	—	131,746	131,746

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$55,877	$131,746	$187,623

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.38%	N/A	1.02%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	8.36%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.33%

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

We had $342.5 million, $346.3 million, and $321.7 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 26 through 30, respectively.

Table 26: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
GAAP net income	$33,906	$28,429	$65,025	$55,766
Intangible amortization after-tax	669	697	1,355	1,406

Earnings excluding intangible amortization	$34,575	$29,126	$66,380	$57,172

GAAP diluted earnings per share	$0.50	$0.43	$0.96	$0.85
Intangible amortization after-tax	0.01	0.01	0.02	0.02

Diluted earnings per share excluding intangible amortization	$0.51	$0.44	$0.98	$0.87

Table 27: Tangible Book Value Per Share

	As of June 30, 2015	As of December 31, 2014
	(In thousands, except per share data)
Book value per share: A/B	$15.67	$15.03
Tangible book value per share: (A-C-D)/B	10.61	9.90

(A) Total equity	$1,061,701	$1,015,292
(B) Shares outstanding	67,774	67,571
(C) Goodwill	$322,728	$325,423
(D) Core deposit and other intangibles	19,816	20,925

Table 28: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Return on average assets: A/C	1.72%	1.70%	1.70%	1.67%
Return on average assets excluding intangible amortization: B/(C-D)	1.83	1.83	1.81	1.80

(A) Net income	$33,906	$28,429	$65,025	$55,766
Intangible amortization after-tax	669	697	1,355	1,406

(B) Earnings excluding intangible amortization	$34,575	$29,126	$66,380	$57,172

(C) Average assets	$7,900,721	$6,721,920	$7,722,256	$6,744,139
(D) Average goodwill, core deposits and other intangible assets	343,083	322,274	343,653	322,851

Table 29: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Return on average equity: A/C	12.98%	12.96%	12.66%	12.98%
Return on average tangible equity excluding intangible amortization: B/(C-D)	19.68	20.94	19.34	21.20

(A) Net income	$33,906	$28,429	$65,025	$55,766
(B) Earnings excluding intangible amortization	34,575	29,126	66,380	57,172
(C) Average equity	1,047,765	880,044	1,035,691	866,586
(D) Average goodwill, core deposits and other intangible assets	343,083	322,274	343,653	322,851

Table 30: Tangible Equity to Tangible Assets

	As of June 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Equity to assets: B/A	13.15%	13.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.30	9.48

(A) Total assets	$8,074,382	$7,403,272
(B) Total equity	1,061,701	1,015,292
(C) Goodwill	322,728	325,423
(D) Core deposit and other intangibles	19,816	20,925

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2015, our cash and cash equivalents were $204.4 million, or 2.5% of total assets, compared to $112.5 million, or 1.5% of total assets, as of December 31, 2014. Our available-for-sale investment securities and federal funds sold were $1.08 billion as of June 30, 2015 and $1.07 billion as of December 31, 2014.

Our investment portfolio is comprised of approximately 78.6% or $1.11 billion of securities which mature in less than five years. As of June 30, 2015 and December 31, 2014, $1.35 billion and $1.40 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2015, our total deposits were $5.88 billion, or 72.8% of total assets, compared to $5.42 billion, or 73.3% of total assets, as of December 31, 2014. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of June 30, 2015 and December 31, 2014. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $866.9 million and $698.0 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, $25.0 million and $841.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $735.8 billion and $905.6 million as of June 30, 2015 and December 31, 2014, respectively.

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

One of the tools that our management uses to measure short-term interest rate risk is a net interest income simulation model. This analysis calculates the difference between net interest income forecasted, using base market rates and using a rising and a falling interest rate scenario. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportional to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2015, our gap position was liability sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of negative 5.7%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is lower than that of the liability base. As a result, our net interest income will have a negative effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 31 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2015.

Table 31: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$87,729	$—	$—	$—	$—	$—	$—	$87,729
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	98,668	81,063	66,081	108,415	166,320	486,077	410,369	1,416,993
Loans receivable, net	1,075,748	409,531	503,135	855,117	927,608	1,443,621	383,901	5,598,661

Total earning assets	1,262,145	490,594	569,216	963,532	1,093,928	1,929,698	794,270	7,103,383

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	131,927	263,854	395,781	791,561	517,570	504,081	494,748	3,099,522
Time deposits	205,983	201,113	267,435	482,742	154,607	59,002	1,581	1,372,463
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	150,746	—	—	—	—	—	—	150,746
FHLB borrowed funds	710,068	16,211	10,169	360	15,530	110,845	3,724	866,907
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,259,550	481,178	673,385	1,274,663	687,707	673,928	500,053	5,550,464

Interest rate sensitivity gap	$2,595	$9,416	$(104,169)	$(311,131)	$406,221	$1,255,770	$294,217	$1,552,919

Cumulative interest rate sensitivity gap	$2,595	$12,011	$(92,158)	$(403,289)	$2,932	$1,258,702	$1,552,919
Cumulative rate sensitive assets to rate sensitive liabilities	100.2%	100.7%	96.2%	89.1%	100.1%	124.9%	128.0%
Cumulative gap as a % of total earning assets	0.0%	0.2%	-1.3%	-5.7%	0.0%	17.7%	21.9%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

Except for the risk factors set for below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2014. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The loss of key officers may materially and adversely affect us.

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Brian S. Davis and Kevin D. Hester plus Centennial Bank’s Chief Executive Officer and President, Tracy M. French, and our regional Centennial Bank presidents, Robert F. Birch, Russell D. Carter, III and Jim F. Haynes, Jr. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our executive officers and regional bank presidents, these employees are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

If our bank subsidiary’s assets exceed $10 billion in the future, its change in status under the federal bank regulatory framework will result in increased compliance costs for the bank subsidiary, which could affect our operating results.

Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has broad regulatory and enforcement powers over consumer financial products and services. Banks with total assets of more than $10 billion are subject to certain capital testing regulations which are not applicable to smaller banks, and further, the CFPB has exclusive or primary authority to examine banks with more than $10 billion for, and enforce compliance with, the federal consumer financial protection laws. As of June 30, 2015, our bank subsidiary had $8.06 billion in assets. On a pro-forma basis assuming completion of our acquisition of FBBI and its bank subsidiary, our bank subsidiary would have had $8.63 billion in assets as of June 30, 2015. In the event that our bank subsidiary’s total assets exceed $10 billion at the end of four consecutive quarters in the future, the bank subsidiary would become subject to additional requirements and regulations and CFPB supervision, examination and enforcement. We expect that our bank subsidiary would have increased compliance costs as a result of such a change in status, which could affect our operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

10.1	Amendment to Home Bancshares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan*

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.
(Registrant)

Date:	August 6, 2015	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	August 6, 2015	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer