Form 10-Q
period 2015-09-30
HOME BANCSHARES INC
filed 2015-11-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

(501) 339-2929

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

Common Stock Issued and Outstanding: 70,106,620 shares as of October 30, 2015.

HOME BANCSHARES, INC.

FORM 10-Q

September 30, 2015

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 and our Form 10-Q filed with the SEC on August 6, 2015.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
(In thousands, except share data)	(Unaudited)
Assets
Cash and due from banks	$120,262	$105,438
Interest-bearing deposits with other banks	108,394	7,090

Cash and cash equivalents	228,656	112,528
Federal funds sold	—	250
Investment securities – available-for-sale	1,141,405	1,067,287
Investment securities – held-to-maturity	324,949	356,790
Loans receivable not covered by loss share	5,900,175	4,817,314
Loans receivable covered by FDIC loss share	105,414	240,188
Allowance for loan losses	(63,659)	(55,011)

Loans receivable, net	5,941,930	5,002,491
Bank premises and equipment, net	205,505	206,912
Foreclosed assets held for sale not covered by loss share	18,204	16,951
Foreclosed assets held for sale covered by FDIC loss share	2,612	7,871
FDIC indemnification asset	11,290	28,409
Cash value of life insurance	75,281	74,444
Accrued interest receivable	26,977	24,075
Deferred tax asset, net	63,075	65,227
Goodwill	322,728	325,423
Core deposit and other intangibles	18,828	20,925
Other assets	134,113	93,689

Total assets	$8,515,553	$7,403,272

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,409,949	$1,203,306
Savings and interest-bearing transaction accounts	3,230,722	2,974,850
Time deposits	1,312,343	1,245,815

Total deposits	5,953,014	5,423,971
Securities sold under agreements to repurchase	134,142	176,465
FHLB borrowed funds	1,216,152	697,957
Accrued interest payable and other liabilities	60,141	28,761
Subordinated debentures	60,826	60,826

Total liabilities	7,424,275	6,387,980

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2015 and 2014; shares issued and outstanding 68,000,363 in 2015 and 67,570,610 in 2014	680	676
Capital surplus	782,500	781,328
Retained earnings	299,984	226,279
Accumulated other comprehensive income	8,114	7,009

Total stockholders’ equity	1,091,278	1,015,292

Total liabilities and stockholders’ equity	$8,515,553	$7,403,272

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands, except per share data)	(Unaudited)
Interest income:
Loans	$88,671	$75,917	$246,518	$226,334
Investment securities
Taxable	5,157	4,905	15,830	14,137
Tax-exempt	2,789	2,552	8,315	7,248
Deposits – other banks	32	20	167	73
Federal funds sold	4	7	15	35

Total interest income	96,653	83,401	270,845	247,827

Interest expense:
Interest on deposits	3,045	3,243	9,614	9,722
Federal funds purchased	1	2	3	2
FHLB borrowed funds	2,030	1,035	4,133	2,933
Securities sold under agreements to repurchase	146	186	481	536
Subordinated debentures	340	330	1,003	986

Total interest expense	5,562	4,796	15,234	14,179

Net interest income	91,091	78,605	255,611	233,648
Provision for loan losses	7,106	4,241	16,274	17,294

Net interest income after provision for loan losses	83,985	74,364	239,337	216,354

Non-interest income:
Service charges on deposit accounts	6,250	6,275	17,724	18,379
Other service charges and fees	6,644	5,977	19,359	17,641
Trust fees	398	306	2,016	1,065
Mortgage lending income	3,132	1,901	8,019	5,215
Insurance commissions	548	984	1,755	3,334
Income from title services	28	59	98	162
Increase in cash value of life insurance	268	322	871	891
Dividends from FHLB, FRB, Bankers’ bank & other	433	389	1,267	1,206
Gain on acquisitions	—	—	1,635	—
Gain on sale of SBA loans	151	183	151	183
Gain (loss) on sale of premises and equipment, net	(266)	(35)	(237)	419
Gain (loss) on OREO, net	(40)	529	190	1,927
Gain (loss) on securities, net	—	—	4	—
FDIC indemnification accretion/(amortization), net	(1,994)	(6,947)	(8,152)	(18,313)
Other income	993	888	3,542	2,442

Total non-interest income	16,545	10,831	48,242	34,551

Non-interest expense:
Salaries and employee benefits	22,225	19,368	63,671	57,114
Occupancy and equipment	6,540	6,234	19,267	18,711
Data processing expense	2,619	1,801	8,101	5,387
Other operating expenses	13,209	15,414	37,517	39,582

Total non-interest expense	44,593	42,817	128,556	120,794

Income before income taxes	55,937	42,378	159,023	130,111
Income tax expense	20,196	15,007	58,257	46,974

Net income	$35,741	$27,371	$100,766	$83,137

Basic earnings per share	$0.53	$0.41	$1.49	$1.27

Diluted earnings per share	$0.52	$0.41	$1.48	$1.26

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In thousands)	(Unaudited)
Net income	$35,741	$27,371	$100,766	$83,137
Net unrealized (loss) gain on available-for-sale securities	3,670	1,071	1,823	15,594
Less: reclassification adjustment for realized (gains) losses included in income	—	—	(4)	—

Other comprehensive (loss) income, before tax effect	3,670	1,071	1,819	15,594
Tax effect	(1,440)	(421)	(714)	(6,118)

Other comprehensive (loss) income	2,230	650	1,105	9,476

Comprehensive income	$37,971	$28,021	$101,871	$92,613

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2015 and 2014

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2014	$651	$708,058	$136,386	$(4,140)	$840,955
Comprehensive income:
Net income	—	—	83,137	—	83,137
Other comprehensive income (loss)	—	—	—	9,476	9,476
Net issuance of 43,698 shares of common stock from exercise of stock options	1	207	—	—	208
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	410	—	—	410
Share-based compensation	—	1,619	—	—	1,619
Cash dividends – Common Stock, $0.25 per share	—	—	(16,416)	—	(16,416)

Balances at September 30, 2014 (unaudited)	665	749,573	203,107	5,336	958,681
Comprehensive income:
Net income	—	—	29,926	—	29,926
Other comprehensive income (loss)	—	—	—	1,673	1,673
Net issuance of 76,663 shares of common stock from exercise of stock options	—	366	—	—	366
Issuance of 1,020,824 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Tax benefit from stock options exercised	—	815	—	—	815
Share-based compensation	1	453	—	—	454
Cash dividends - Common Stock, $0.10 per share	—	—	(6,754)	—	(6,754)

Balances at December 31, 2014	676	781,328	226,279	7,009	1,015,292
Comprehensive income:
Net income	—	—	100,766	—	100,766
Other comprehensive income (loss)	—	—	—	1,105	1,105
Net issuance of 172,501 shares of common stock from exercise of stock options	2	211	—	—	213
Repurchase of 67,332 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	196	—	—	196
Share-based compensation	3	2,779	—	—	2,782
Cash dividends – Common Stock, $0.40 per share	—	—	(27,061)	—	(27,061)

Balances at September 30, 2015 (unaudited)	$680	$782,500	$299,984	$8,114	$1,091,278

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2015	2014
(In thousands)	(Unaudited)
Operating Activities
Net income	$100,766	$83,137
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,728	7,492
Amortization/(accretion)	17,091	25,647
Share-based compensation	2,782	1,619
Tax benefits from stock options exercised	(196)	(410)
(Gain) loss on assets	(100)	(2,529)
Gain on acquisitions	(1,635)	—
Provision for loan losses	16,274	17,294
Deferred income tax effect	1,438	15,752
Increase in cash value of life insurance	(871)	(891)
Originations of mortgage loans held for sale	(209,056)	(169,905)
Proceeds from sales of mortgage loans held for sale	199,797	163,228
Changes in assets and liabilities:
Accrued interest receivable	(2,902)	289
Indemnification and other assets	(31,450)	26,959
Accrued interest payable and other liabilities	31,576	19,166

Net cash provided by (used in) operating activities	131,242	186,848

Investing Activities
Net (increase) decrease in federal funds sold	250	(39,730)
Net (increase) decrease in loans, excluding loans acquired	(639,150)	(132,688)
Purchases of investment securities – available-for-sale	(249,707)	(79,543)
Proceeds from maturities of investment securities – available-for-sale	172,411	212,629
Proceeds from sale of investment securities – available-for-sale	931	—
Purchases of investment securities – held-to-maturity	(6,562)	(194,240)
Proceeds from maturities of investment securities – held-to-maturity	36,743	12,194
Proceeds from foreclosed assets held for sale	21,909	34,307
Proceeds from sale of SBA loans	2,160	1,488
Proceeds from sale of insurance book of business	2,938	—
Purchases of premises and equipment, net	(6,558)	(3,680)
Return of investment on cash value of life insurance	27	—
Net cash proceeds (paid) received – market acquisitions	140,820	13,315

Net cash provided by (used in) investing activities	(523,788)	(175,948)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	61,469	(383,123)
Net increase (decrease) in securities sold under agreements to repurchase	(42,323)	(89)
Net increase (decrease) in FHLB borrowed funds	518,195	360,249
Proceeds from exercise of stock options	213	208
Repurchase of common stock	(2,015)	—
Disgorgement of profits	—	25
Common stock issuance costs – market acquisitions	—	(215)
Tax benefits from stock options exercised	196	410
Dividends paid on common stock	(27,061)	(16,416)

Net cash provided by (used in) financing activities	508,674	(38,951)

Net change in cash and cash equivalents	116,128	(28,051)
Cash and cash equivalents – beginning of year	112,528	165,534

Cash and cash equivalents – end of period	$228,656	$137,483

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2015 and 2014 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$35,741	$27,371	$100,766	$83,137

Average shares outstanding	67,869	66,223	67,698	65,499
Effect of common stock options	212	393	273	390

Average diluted shares outstanding	68,081	66,616	67,971	65,889

Basic earnings per share	$0.53	$0.41	$1.49	$1.27
Diluted earnings per share	$0.52	$0.41	$1.48	$1.26

2.	Business Combinations

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

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s banking subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

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

The Company’s operating results for the period ended September 30, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Doral Florida total assets acquired excluding the cash settlement received is less than 1% of total assets as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders, at an undetermined date, up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At September 30, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

3.	Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,861	$3,375	$(784)	$410,452
Mortgage-backed securities	480,457	5,736	(542)	485,651
State and political subdivisions	186,732	6,633	(180)	193,185
Other securities	53,003	210	(1,096)	52,117

Total	$1,128,053	$15,954	$(2,602)	$1,141,405

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

	(In thousands)
U.S. government-sponsored enterprises	$7,760	$54	$(28)	$7,786
Mortgage-backed securities	142,537	1,367	(74)	143,830
State and political subdivisions	174,652	4,090	(136)	178,606

Total	$324,949	$5,511	$(238)	$330,222

	December 31, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Mortgage-backed securities	500,292	4,235	(1,445)	503,082
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value

	(In thousands)
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Mortgage-backed securities	161,051	580	(193)	161,438
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

Assets, principally investment securities, having a carrying value of approximately $1.18 billion and $1.23 billion at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $134.1 million and $176.5 million at September 30, 2015 and December 31, 2014, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$324,213	$325,998	$71,087	$71,991
Due after one year through five years	639,384	648,881	186,329	190,339
Due after five years through ten years	123,420	123,869	27,081	27,438
Due after ten years	41,036	42,657	40,452	40,454

Total	$1,128,053	$1,141,405	$324,949	$330,222

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended September 30, 2015, no available-for-sale securities were sold. During the nine-month period ended September 30, 2015, approximately $931,000, in available-for-sale securities were sold. The gross realized gain on the sale for the nine-month period ended September 30, 2015 totaled approximately $4,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the nine-month period ended September 30, 2015, no securities were deemed to have other-than-temporary impairment besides securities for which impairment was taken in prior periods.

As of September 30, 2015, the Company had investment securities with a fair value of approximately $800,000 in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 84.0% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$96,280	$(795)	$4,813	$(17)	$101,093	$(812)
Mortgage-backed securities	56,751	(336)	42,320	(280)	99,071	(616)
State and political subdivisions	38,235	(289)	3,217	(27)	41,452	(316)
Other securities	25,007	(620)	11,870	(476)	36,877	(1,096)

Total	$216,273	$(2,040)	$62,220	$(800)	$278,493	$(2,840)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$22,004	$(113)	$27,616	$(167)	$49,620	$(280)
Mortgage-backed securities	221,171	(812)	76,596	(826)	297,767	(1,638)
State and political subdivisions	15,171	(106)	10,038	(56)	25,209	(162)
Other securities	10,054	(51)	12,390	(275)	22,444	(326)

Total	$268,400	$(1,082)	$126,640	$(1,324)	$395,040	$(2,406)

Income earned on securities for the three and nine months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Taxable:
Available-for-sale	$4,265	$4,295	$13,020	$13,214
Held-to-maturity	892	610	2,810	923
Non-taxable:
Available-for-sale	1,457	1,391	4,178	4,330
Held-to-maturity	1,332	1,161	4,137	2,918

Total	$7,946	$7,457	$24,145	$21,385

4.	Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,655,882	$1,987,890
Construction/land development	805,003	700,139
Agricultural	75,233	72,211
Residential real estate loans
Residential 1-4 family	1,055,504	963,990
Multifamily residential	392,483	250,222

Total real estate	4,984,105	3,974,452
Consumer	46,677	56,720
Commercial and industrial	749,846	670,124
Agricultural	78,217	48,833
Other	41,330	67,185

Loans receivable not covered by loss share	$5,900,175	$4,817,314

During the three and nine-month periods ended September 30, 2015, the Company sold $2.2 million of the guaranteed portion of SBA loans, which resulted in a gain of approximately $151,000. During the three and nine-month periods ended September 30, 2014, the Company sold $1.3 million of the guaranteed portion of SBA loans, which resulted in a gain of approximately $183,000.

Mortgage loans held for sale of approximately $39.4 million and $33.1 million at September 30, 2015 and December 31, 2014, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are not mandatory forward commitments. These commitments are structured on a best efforts basis; therefore the Company is not required to substitute another loan or to buy back the commitment if the original loan does not fund. Typically, the Company delivers the mortgage loans within a few days after the loans are funded. These commitments are derivative instruments and their fair values at September 30, 2015 and December 31, 2014 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of September 30, 2015 and December 31, 2014 for the Company:

	September 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$25,903	$93,979
Construction/land development	7,836	39,946
Agricultural	735	943
Residential real estate loans
Residential 1-4 family	66,447	87,309
Multifamily residential	1,200	8,617

Total real estate	102,121	230,794
Consumer	10	16
Commercial and industrial	2,682	8,651
Other	601	727

Loans receivable covered by FDIC loss share	$105,414	$240,188

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of September 30, 2015 and December 31, 2014, $5.2 million and $22.5 million, respectively, were accruing loans past due 90 days or more.

6.	Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the nine months ended September 30, 2015:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,471	$2,540	$55,011
Loans charged off	(10,455)	(1,023)	(11,478)
Recoveries of loans previously charged off	2,260	133	2,393

Net loans recovered (charged off)	(8,195)	(890)	(9,085)

Provision for loan losses for non-covered loans	15,276	—	15,276
Reclass of provision for loan losses attributable to FDIC loss share agreements	1,029	—	1,029
Provision for loan losses forecasted outside of loss share	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,457	2,457
Change attributable to FDIC loss share agreements	—	(1,459)	(1,459)

Net provision for loan losses for covered loans	—	998	998
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	(1,029)	(1,029)
Increase in FDIC indemnification asset	—	1,459	1,459

Balance, September 30, 2015	$60,581	$3,078	$63,659

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and nine-month periods ended September 30, 2015 and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of September 30, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discount for credit losses on non-covered loans acquired was $134.1 million, $139.7 million and $148.2 million at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

	Three Months Ended September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$9,403	$19,982	$12,934	$7,534	$5,011	$1,013	$55,877
Loans charged off	(64)	(1,534)	(1,043)	(355)	(970)	—	(3,966)
Recoveries of loans previously charged off	13	(4)	179	159	188	—	535

Net loans recovered (charged off)	(51)	(1,538)	(864)	(196)	(782)	—	(3,431)
Provision for loan losses	(805)	3,927	1,920	1,303	514	247	7,106
Reclass of provision for loan losses attributable to FDIC loss share agreements	745	1,033	(738)	(6)	(5)	—	1,029

Balance, September 30	$9,292	$23,404	$13,252	$8,635	$4,738	$1,260	$60,581

	Nine Months Ended September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(541)	(3,190)	(2,995)	(1,774)	(1,955)	—	(10,455)
Recoveries of loans previously charged off	79	697	428	395	661	—	2,260

Net loans recovered (charged off)	(462)	(2,493)	(2,567)	(1,379)	(1,294)	—	(8,195)
Provision for loan losses	893	7,637	3,111	4,070	239	(674)	15,276
Reclass of provision for loan losses attributable to FDIC loss share agreements	745	1,033	(738)	(6)	(5)	—	1,029

Balance, September 30	$9,292	$23,404	$13,252	$8,635	$4,738	$1,260	$60,581

	As of September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,195	$2,036	$1,244	$988	$—	$—	$5,463
Loans collectively evaluated for impairment	8,096	21,200	11,963	7,646	4,737	1,260	54,902

Loans evaluated for impairment balance, September 30	9,291	23,236	13,207	8,634	4,737	1,260	60,365

Purchased credit impaired loans acquired	1	168	45	1	1	—	216

Balance, September 30	$9,292	$23,404	$13,252	$8,635	$4,738	$1,260	$60,581

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,247	$53,676	$18,240	$6,361	$7,202	$—	$106,726
Loans collectively evaluated for impairment	767,683	2,581,800	1,378,584	730,753	157,664	—	5,616,484

Loans evaluated for impairment balance, September 30	788,930	2,635,476	1,396,824	737,114	164,866	—	5,723,210

Purchased credit impaired loans acquired	16,073	95,639	51,163	12,732	1,358	—	176,965

Balance, September 30	$805,003	$2,731,115	$1,447,987	$749,846	$166,224	$—	$5,900,175

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the nine-month period ended September 30, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022
Loans charged off	(553)	(1,148)	(2,045)	(1,600)	(2,148)	—	(7,494)
Recoveries of loans previously charged off	68	230	385	255	935	—	1,873

Net loans recovered (charged off)	(485)	(918)	(1,660)	(1,345)	(1,213)	—	(5,621)
Provision for loan losses	733	4,117	5,160	2,763	3,965	556	17,294

Balance, September 30	6,530	18,299	12,389	3,351	5,315	4,811	50,695
Loans charged off	(420)	(1,174)	(1,004)	(566)	(647)	—	(3,811)
Recoveries of loans previously charged off	274	12	564	51	220	—	1,121

Net loans recovered (charged off)	(146)	(1,162)	(440)	(515)	(427)	—	(2,690)
Provision for loan losses	1,732	90	1,497	3,114	910	(2,877)	4,466

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,477	$3,080	$2,183	$6	$—	$—	$6,746
Loans collectively evaluated for impairment	6,624	12,447	10,827	5,880	5,798	1,934	43,510

Loans evaluated for impairment balance, December 31	8,101	15,527	13,010	5,886	5,798	1,934	50,256

Purchased credit impaired loans acquired	15	1,700	436	64	—	—	2,215

Balance, December 31	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$19,037	$48,065	$21,734	$4,084	$484	$—	$93,404
Loans collectively evaluated for impairment	659,465	1,900,472	1,131,021	650,163	169,815	—	4,510,936

Loans evaluated for impairment balance, December 31	678,502	1,948,537	1,152,755	654,247	170,299	—	4,604,340

Purchased credit impaired loans acquired	21,637	111,564	61,457	15,877	2,439	—	212,974

Balance, December 31	$700,139	$2,060,101	$1,214,212	$670,124	$172,738	$—	$4,817,314

The following is an aging analysis for the non-covered loan portfolio as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,080	$2,225	$19,685	$23,990	$2,631,892	$2,655,882	$2,694
Construction/land development	2,051	411	3,396	5,858	799,145	805,003	1,130
Agricultural	465	—	30	495	74,738	75,233	30
Residential real estate loans
Residential 1-4 family	4,410	1,666	17,164	23,240	1,032,264	1,055,504	4,668
Multifamily residential	—	—	1,328	1,328	391,155	392,483	1

Total real estate	9,006	4,302	41,603	54,911	4,929,194	4,984,105	8,523
Consumer	298	76	210	584	46,093	46,677	7
Commercial and industrial	1,043	491	5,693	7,227	742,619	749,846	2,860
Agricultural and other	550	5	1,289	1,844	117,703	119,547	—

Total	$10,897	$4,874	$48,795	$64,566	$5,835,609	$5,900,175	$11,390

	December 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,942	$1,311	$14,781	$22,034	$1,965,856	$1,987,890	$5,880
Construction/land development	2,696	847	1,660	5,203	694,936	700,139	734
Agricultural	307	—	34	341	71,870	72,211	34
Residential real estate loans
Residential 1-4 family	4,680	1,494	16,077	22,251	941,739	963,990	4,128
Multifamily residential	—	—	2,035	2,035	248,187	250,222	691

Total real estate	13,625	3,652	34,587	51,864	3,922,588	3,974,452	11,467
Consumer	368	149	858	1,375	55,345	56,720	579
Commercial and industrial	1,669	549	3,933	6,151	663,973	670,124	2,825
Agricultural and other	463	16	184	663	115,355	116,018	—

Total	$16,125	$4,366	$39,562	$60,053	$4,757,261	$4,817,314	$14,871

Non-accruing loans not covered by loss share at September 30, 2015 and December 31, 2014 were $37.4 million and $24.7 million, respectively.

The following is a summary of the non-covered impaired loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$—	$—	$—	$—
Construction/land development	—	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—	—	—	13	—	6	—
Multifamily residential	—	—	—	—	—	—	—

Total real estate	—	—	—	13	—	6	—
Consumer	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	—	—	—	13	—	6	—
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	48,876	47,836	2,036	45,056	269	43,661	828
Construction/land development	13,807	12,987	1,195	13,113	44	16,263	214
Agricultural	53	30	—	30	—	51	—
Residential real estate loans
Residential 1-4 family	19,531	18,142	83	18,360	102	16,851	305
Multifamily residential	3,645	3,644	1,161	3,653	4	3,811	30

Total real estate	85,912	82,639	4,475	80,212	419	80,637	1,377
Consumer	217	211	—	415	—	640	6
Commercial and industrial	10,252	8,076	988	6,662	37	5,387	85
Agricultural and other	1,289	1,289	—	836	—	509	4

Total loans with a specific valuation allowance	97,670	92,215	5,463	88,125	456	87,173	1,472
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	48,876	47,836	2,036	45,056	269	43,661	828
Construction/land development	13,807	12,987	1,195	13,113	44	16,263	214
Agricultural	53	30	—	30	—	51	—
Residential real estate loans
Residential 1-4 family	19,531	18,142	83	18,373	102	16,857	305
Multifamily residential	3,645	3,644	1,161	3,653	4	3,811	30

Total real estate	85,912	82,639	4,475	80,225	419	80,643	1,377
Consumer	217	211	—	415	—	640	6
Commercial and industrial	10,252	8,076	988	6,662	37	5,387	85
Agricultural and other	1,289	1,289	—	836	—	509	4

Total impaired loans	$97,670	$92,215	$5,463	$88,138	$456	$87,179	$1,472

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of September 30, 2015.

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

Interest recognized on non-covered impaired loans during the three months ended September 30, 2015 and 2014 was approximately $456,000 and $688,000, respectively. Interest recognized on non-covered impaired loans during the nine months ended September 30, 2015 and 2014 was approximately $1.5 million and $2.3 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$38,335	$992	$—	$39,327
Construction/land development	15,951	—	—	15,951
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	14,538	728	—	15,266
Multifamily residential	3,679	—	—	3,679

Total real estate	72,503	1,720	—	74,223
Consumer	275	20	—	295
Commercial and industrial	4,579	26	—	4,605
Agricultural and other	1,194	—	—	1,194

Total	$78,551	$1,766	$—	$80,317

	December 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,698	$24	$—	$34,722
Construction/land development	16,112	—	—	16,112
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,622	343	—	15,965
Multifamily residential	3,382	—	—	3,382

Total real estate	69,814	367	—	70,181
Consumer	903	19	—	922
Commercial and industrial	2,244	5	—	2,249
Agricultural and other	178	—	—	178

Total	$73,139	$391	$—	$73,530

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

The following is a presentation of non-covered loans by class and risk rating as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$497	$5,873	$1,798,471	$695,047	$21,543	$39,327	$2,560,758
Construction/land development	66	86	259,744	508,606	4,477	15,951	788,930
Agricultural	—	325	47,461	26,724	208	—	74,718
Residential real estate loans
Residential 1-4 family	998	2,116	793,058	185,911	14,224	15,266	1,011,573
Multifamily residential	—	406	261,268	117,588	2,310	3,679	385,251

Total real estate	1,561	8,806	3,160,002	1,533,876	42,762	74,223	4,821,230
Consumer	13,967	273	20,750	10,424	124	295	45,833
Commercial and industrial	12,367	6,783	429,100	279,122	5,137	4,605	737,114
Agricultural and other	4,469	844	60,360	46,330	5,836	1,194	119,033

Total risk rated loans	$32,364	$16,706	$3,670,212	$1,869,752	$53,859	$80,317	5,723,210

Purchased credit impaired loans acquired							176,965

Total non-covered loans							$5,900,175

	December 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,674	$15,914	$1,300,835	$501,931	$20,115	$34,722	$1,877,191
Construction/land development	15	355	241,659	415,380	4,981	16,112	678,502
Agricultural	—	610	35,539	34,469	728	—	71,346
Residential real estate loans
Residential 1-4 family	494	3,505	714,278	165,464	11,730	15,965	911,436
Multifamily residential	—	400	192,687	42,578	2,272	3,382	241,319

Total real estate	4,183	20,784	2,484,998	1,159,822	39,826	70,181	3,779,794
Consumer	14,560	215	29,238	10,543	175	922	55,653
Commercial and industrial	13,081	16,957	430,026	189,318	2,616	2,249	654,247
Agricultural and other	573	790	87,347	25,237	521	178	114,646

Total risk rated loans	$32,397	$38,746	$3,031,609	$1,384,920	$43,138	$73,530	4,604,340

Purchased credit impaired loans acquired							212,974

Total non-covered loans							$4,817,314

The following is a presentation of non-covered troubled debt restructurings (“TDRs”) by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$23,075	$8,939	$8,806	$4,649	$22,394
Construction/land development	3	3,040	1,018	1,612	—	2,630
Residential real estate loans
Residential 1-4 family	6	2,867	813	1,818	165	2,796
Multifamily residential	2	3,182	2,027	—	290	2,317

Total real estate	25	32,164	12,797	12,236	5,104	30,137

Total	25	$32,164	$12,797	$12,236	$5,104	$30,137

	December 31, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

The following is a presentation of non-covered TDRs on non-accrual status as of September 30, 2015 and December 31, 2014 because they are not in compliance with the modified terms:

	September 30, 2015		December 31, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	3	$1,619	—	$—
Residential real estate loans
Residential 1-4 family	2	1,818	—	—

Total real estate	5	3,437	—	—

Total	5	$3,437	—	$—

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $3.4 million and zero as of September 30, 2015 and December 31, 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate as of September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, the Company had $3.1 million of OREO secured by residential real estate properties.

The following is a presentation of non-covered foreclosed assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,495	$6,894
Construction/land development	5,560	6,189
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,882	3,381
Multifamily residential	267	487

Total foreclosed assets held for sale	$18,204	$16,951

Allowance for Loan Losses and Credit Quality for Covered Loans

During the 2015 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $998,000 net provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the nine months ended September 30, 2015 on a net basis. The Company also recorded a provision for loan loss of $2.5 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $1.5 million.

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and nine-month periods ended September 30, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of September 30, 2015.

	Three Months Ended September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$953	$1,267	$1,882	$258	$21	$—	$4,381
Loans charged off	—	(251)	—	—	—	—	(251)
Recoveries of loans previously charged off	(103)	(78)	(137)	—	—	—	(318)

Net loans recovered (charged off)	(103)	(329)	(137)	—	—	—	(569)
Provision for loan losses forecasted outside of loss share	230	318	(232)	(21)	—	—	295
Provision for loan losses before benefit attributable to FDIC loss share agreements	(102)	(154)	237	16	3	—	—
Change attributable to FDIC loss share agreements	(128)	(164)	(5)	5	(3)	—	(295)

Net provision for loan losses	—	—	—	—	—	—	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	(745)	(1,033)	738	6	5	—	(1,029)
Increase in FDIC indemnification asset	128	164	5	(5)	3	—	295

Balance, September 30	$233	$69	$2,488	$259	$29	$—	$3,078

	Nine Months Ended September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	—	(942)	(81)	—	—	—	(1,023)
Recoveries of loans previously charged off	68	31	34	—	—	—	133

Net loans recovered (charged off)	68	(911)	(47)	—	—	—	(890)
Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	478	1,083	636	237	23	—	2,457
Change attributable to FDIC loss share agreements	(384)	(695)	(169)	(192)	(19)	—	(1,459)

Net provision for loan losses	94	388	467	45	4	—	998
Reclass of provision for loan losses attributable to FDIC loss share agreements	(745)	(1,033)	738	6	5	—	(1,029)
Increase in FDIC indemnification asset	384	695	169	192	19	—	1,459

Balance, September 30	$233	$69	$2,488	$259	$29	$—	$3,078

	As of September 30, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$	$
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, September 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	233	69	2,488	259	29	—	3,078

Balance, September 30	$233	$69	$2,488	$259	$29	$—	$3,078

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$	$
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, September 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	7,836	26,638	67,647	2,682	611	—	105,414

Balance, September 30	$7,836	$26,638	$67,647	$2,682	$611	$—	$105,414

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the nine-month period ended September 30, 2014 and the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2014.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,707	$838	$2,113	$135	$—	$—	$4,793
Loans charged off	(126)	(1,569)	(62)	(157)	—	—	(1,914)
Recoveries of loans previously charged off	73	6	306	—	4	—	389

Net loans recovered (charged off)	(53)	(1,563)	244	(157)	4	—	(1,525)
Provision for loan losses forecasted outside of loss share	11	106	148	15	—	—	280
Provision for loan losses before benefit attributable to FDIC loss share agreements	(1,522)	1,388	(1,285)	22	(2)	—	(1,399)
Change attributable to FDIC loss share agreements	1,511	(1,494)	1,137	(37)	2	—	1,119

Net provision for loan losses	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(1,511)	1,494	(1,137)	37	(2)	—	(1,119)

Balance, September 30	143	769	1,220	15	2	—	2,149
Loans charged off	—	(485)	(373)	—	—	—	(858)
Recoveries of loans previously charged off	59	31	255	—	—	—	345

Net loans recovered (charged off)	59	(454)	(118)	—	—	—	(513)
Provision for loan losses forecasted outside of loss share	361	483	58	1	1	—	904
Provision for loan losses before benefit attributable to FDIC loss share agreements	(131)	132	1	—	(2)	—	—
Change attributable to FDIC loss share agreements	131	(131)	(1)	—	1	—	—

Net provision for loan losses	361	484	58	1	—	—	904
Increase in FDIC indemnification asset	(131)	131	1	—	(1)	—	—

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	432	930	1,161	16	1	—	2,540

Balance, December 31	$432	$930	$1,161	$16	$1	$—	$2,540

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	39,946	94,922	95,926	8,651	743	—	240,188

Balance, December 31	$39,946	$94,922	$95,926	$8,651	$743	$—	$240,188

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the nine-month period ended September 30, 2015 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$114,707	$453,162
Reforecasted future interest payments for loan pools	12,347	—
Accretion recorded to interest income	(34,732)	34,732
Reclassification out of purchased credit impaired loans (1)	(61,824)	(106,612)
Adjustment to yield	28,522	—
Transfers to foreclosed assets held for sale	—	(17,521)
Payments received, net	—	(81,382)

Balance at end of period	$59,020	$282,379

(1)	At acquisition, 100% of the loans acquired from Old Southern, Key West, Coastal and Bayside were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. During the first quarter of 2015, the five-year loss-share for Old Southern and Key West ended. During the third quarter of 2015, the five-year loss-share for Coastal and Bayside ended. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The non-covered purchased credit impaired loans acquired during the 2015 Doral Florida acquisition were deemed immaterial and as a result were not included in the table above.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $12.3 million. This updated forecast does not change the expected weighted-average yields on the loan pools.

7.	Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Goodwill
Balance, beginning of period	$325,423	$301,736
Acquisitions	—	23,687
Sale of insurance book of business	(2,695)	—

Balance, end of period	$322,728	$325,423

	September 30, 2015	December 31, 2014

	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$20,925	$22,298
Acquisition	1,363	2,173
Sale of insurance book of business	(243)	—
Amortization expense	(3,217)	(3,467)

Balance, September 30	$18,828	21,004

Acquisitions		1,084
Amortization expense		(1,163)

Balance, end of year		$20,925

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2015 and December 31, 2014 were:

	September 30, 2015	December 31, 2014
	(In thousands)
Gross carrying basis	$47,901	$46,781
Accumulated amortization	(29,073)	(25,856)

Net carrying amount	$18,828	$20,925

Core deposit and other intangible amortization expense was approximately $988,000 and $1.2 million for the three-months ended September 30, 2015 and 2014, respectively. Core deposit and other intangible amortization expense was approximately $3.2 million and $3.5 million for the nine-months ended September 30, 2015 and 2014, respectively. Including all of the mergers completed as of September 30, 2015, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2015 through 2019 is approximately: 2015 - $4.0 million; 2016 - $2.8 million; 2017 - $2.7 million; 2018 - $2.6 million; 2019 - $2.5 million.

The carrying amount of the Company’s goodwill was $322.7 million and $325.4 million at September 30, 2015 and December 31, 2014, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8.	Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2015 and December 31, 2014 other assets were $134.1 million and $93.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $5.2 million and $14.0 million at September 30, 2015 and December 31, 2014, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $90.9 million and $66.7 million at September 30, 2015 and December 31, 2014, respectively, and are accounted for at cost.

9.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $391.4 million and $272.5 million at September 30, 2015 and December 31, 2014, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $759.6 million and $705.4 million at September 30, 2015 and December 31, 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.2 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.8 million and $3.3 million for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and December 31, 2014, brokered deposits were $170.3 million and $33.6 million, respectively.

Deposits totaling approximately $1.06 billion and $1.02 billion at September 30, 2015 and December 31, 2014, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10.	Securities Sold Under Agreements to Repurchase

At September 30, 2015 and December 31, 2014, securities sold under agreements to repurchase totaled $134.1 million and $176.5 million, respectively. For the three-month periods ended September 30, 2015 and 2014, securities sold under agreements to repurchase daily weighted-average totaled $143.7 million and $150.2 million, respectively. For the nine-month periods ended September 30, 2015 and 2014, securities sold under agreements to repurchase daily weighted-average totaled $163.7 million and $145.3 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $134.1 million and $176.5 million at September 30, 2015 and December 31, 2014, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2015 and December 31, 2014 is presented at par value in the following tables:

	September 30, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$14,088	$—	$—	$—	$14,088
Mortgage-backed securities	59,214	—	—	—	59,214
State and political subdivisions	72,128	—	—	—	72,128
Other securities	1,609	—	—	—	1,609

Total borrowings	$147,039	$—	$—	$—	$147,039

	December 31, 2014
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total

	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$22,171	$—	$—	$—	$22,171
Mortgage-backed securities	71,155	—	—	—	71,155
State and political subdivisions	87,297	—	—	—	87,297
Other securities	1,674	—	—	—	1,674

Total borrowings	$182,297	$—	$—	$—	$182,297

11.	FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $1.22 billion and $698.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, all $1.22 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.135% to 5.960% and are secured by loans and investments securities. Maturities of borrowings as of September 30, 2015 include: 2015 –$11.0 million; 2016 – $15.1 million; 2017 – $760.5 million; 2018 – $169.4 million; 2019 – $128.2 million; after 2019 –$131.9 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Additionally, the Company had $250.1 million and $144.0 million at September 30, 2015 and December 31, 2014, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2015 and December 31, 2014, respectively.

12.	Subordinated Debentures

Subordinated debentures at September 30, 2015 and December 31, 2014 consisted of guaranteed payments on trust preferred securities with the following components:

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13.	Other Borrowings

During the third quarter of 2015, the parent company took out a $20.0 million line of credit for general corporate purposes. The balance on this line of credit at September 30, 2015 was zero.

14.	Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Current:
Federal	$18,873	$8,191	$47,403	$26,048
State	3,749	1,627	9,416	5,174

Total current	22,622	9,818	56,819	31,222

Deferred:
Federal	(2,024)	4,329	1,200	13,142
State	(402)	860	238	2,610

Total deferred	(2,426)	5,189	1,438	15,752

Income tax expense	$20,196	$15,007	$58,257	$46,974

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.89)	(2.21)	(1.94)	(2.06)
Cash value of life insurance	(0.17)	(0.27)	(0.19)	(0.24)
State income taxes, net of federal benefit	4.02	3.92	4.01	3.92
Other	(0.86)	(1.03)	(0.25)	(0.52)

Effective income tax rate	36.10%	35.41%	36.63%	36.10%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$24,970	$21,578
Deferred compensation	2,797	2,781
Stock options	1,530	1,428
Real estate owned	1,719	3,257
Loan discounts	24,040	25,807
Tax basis premium/discount on acquisitions	16,017	19,121
Investments	2,655	2,692
Other	7,474	7,721

Gross deferred tax assets	81,202	84,385

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	4,498	2,249
Unrealized gain on securities available-for-sale	5,238	4,524
Core deposit intangibles	4,842	5,382
Indemnification asset	598	3,823
FHLB dividends	1,671	1,602
Other	1,280	1,578

Gross deferred tax liabilities	18,127	19,158

Net deferred tax assets	$63,075	$65,227

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

15.	Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. The maximum total number of shares of the Company’s common stock available for grants under the Plan is 4,644,000. At September 30, 2015, the Company has approximately 559,000 shares of common stock remaining available for future grants and approximately 1,948,000 shares of common stock reserved for issuance under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2015 was $22.2 million and $15.6 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.5 million as of September 30, 2015. For the first nine months of 2015, the Company has expensed approximately $509,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at September 30, 2015 and December 31, 2014 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2015		For the Year Ended December 31, 2014
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	905	$11.80	966	$9.57
Granted	683	35.92	70	33.54
Forfeited/Expired	(1)	4.34	(11)	30.89
Exercised	(198)	5.85	(120)	4.77

Outstanding, end of period	1,389	24.52	905	11.80

Exercisable, end of period	505	$9.63	645	$7.52

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2015 was $8.47 per share. The weighted-average fair value of options granted during the year ended December 31, 2014 was $10.73 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended	For the Year Ended
	September 30, 2015	December 31, 2014
Expected dividend yield	1.61%	0.89%
Expected stock price volatility	25.95%	30.94%
Risk-free interest rate	1.73%	2.31%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Options Exercisable Shares (000)	Weighted-Average Exercise Price
$3.50 to $4.21	13	1.05	$4.03	13	$4.03
$4.92 to $5.33	36	2.28	5.16	36	5.16
$5.54 to $5.54	199	0.45	5.54	199	5.54
$8.54 to $8.60	77	2.29	8.57	77	8.57
$9.25 to $9.31	10	1.65	9.29	10	9.29
$10.16 to $13.12	127	4.24	11.91	91	11.43
$17.25 to $19.08	150	7.44	18.23	60	18.23
$29.42 to $33.72	135	9.00	32.05	12	33.54
$34.25 to $34.80	117	9.13	34.39	7	34.74
$36.91 to $36.91	525	9.90	36.91	—	—

	1,389			505

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2015 and December 31, 2014 and changes during the period and year then ended:

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Beginning of year	257	256
Issued	331	43
Vested	(102)	(30)
Forfeited	(6)	(12)

End of period	480	257

Amount of expense for nine months and twelve months ended, respectively	$1,678	$1,524

On June 4, 2013, 12,666 shares of restricted common stock were issued to a then regional president of the Company’s bank subsidiary. Of these issued shares, 9,666 shares will vest equally each year over three years beginning on the first anniversary of the issuance. The remaining 3,000 shares are subject to performance based vesting (“2012 Performance Shares”). The 2012 Performance Shares are set up to “cliff” vest on the third annual anniversary of the date that the performance goal is met. As of September 30, 2013, the performance goal was met when the Company averaged $0.3125 diluted earnings per share for the past four consecutive quarters or total diluted earnings per share of $1.25 during the same period. In accordance with the vesting terms of the 2012 Performance Shares agreements, the issued shares are due to fully vest on September 30, 2016.

On January 17, 2014, the Company granted 40,000 shares of the Company’s restricted common stock to the Chairman, which will vest in three equal annual installments beginning on January 17, 2015, plus 3,000 restricted shares of HBI’s common stock to a then regional president of the Company’s bank subsidiary, which will “cliff” vest on January 17, 2017.

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

On May 28, 2015, the Company granted a total of 37,000 shares of the Company’s restricted common stock to a group of employees of the Company’s bank subsidiary. Of these issued shares, 18,500 shares will vest equally each year over three years beginning on the third anniversary of the grant. The remaining 18,500 shares are subject to performance based vesting (“2015 Performance Shares”). The 2015 Performance Shares are set up to vest over three years beginning on the third anniversary of the date that the performance goal is met. The performance goal will be met when the Company averages $0.625 diluted earnings per share for four consecutive quarters or total diluted earnings per share of $2.50 during the same period.

On August 6, 2015, the Company granted a total of 1,000 shares of the Company’s restricted common stock to its recently named Chief Accounting Officer. The restricted stock issued will “cliff” vest on August 6, 2018.

On August 24, 2015, the Company granted a total of 220,000 shares of the Company’s restricted common stock to a group of employees of the Company’s bank subsidiary. Of these issued shares, 110,000 shares will vest equally each year over three years beginning on the third anniversary of the grant. The remaining 110,000 shares are subject to performance based vesting (“2015 Performance Shares”). The 2015 Performance Shares are set up to vest over three years beginning on the third anniversary of the date that the performance goal is met. The performance goal will be met when the Company averages $0.625 diluted earnings per share for four consecutive quarters or total diluted earnings per share of $2.50 during the same period.

During the first nine months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased during the second or third quarters of 2015. The 2015 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at September 30, 2015.

16.	Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Salaries and employee benefits	$22,225	$19,368	$63,671	$57,114
Occupancy and equipment	6,540	6,234	19,267	18,711
Data processing expense	2,619	1,801	8,101	5,387
Other operating expenses:
Advertising	906	673	2,342	1,776
Merger and acquisition expenses	474	3,772	1,891	4,727
Amortization of intangibles	988	1,153	3,217	3,467
Electronic banking expense	1,352	1,307	3,883	3,957
Directors’ fees	233	236	809	669
Due from bank service charges	291	200	792	604
FDIC and state assessment	1,276	972	3,844	3,144
Insurance	617	657	1,900	1,853
Legal and accounting	338	510	1,491	1,346
Other professional fees	947	716	1,995	1,806
Operating supplies	464	468	1,407	1,455
Postage	293	323	897	1,002
Telephone	444	548	1,418	1,465
Other expense	4,586	3,879	11,631	12,311

Total other operating expenses	13,209	15,414	37,517	39,582

Total non-interest expense	$44,593	$42,817	$128,556	$120,794

17.	Concentration of Credit Risks

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

Although the Company has a diversified loan portfolio, at September 30, 2015 and December 31, 2014, non-covered commercial real estate loans represented 59.9% and 57.3% of non-covered loans, respectively, and 324.0% and 271.9% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 24.5% and 25.2% of non-covered loans and 132.7% and 119.6% of total stockholders’ equity at September 30, 2015 and December 31, 2014, respectively.

Approximately 86.6% of the Company’s loans as of September 30, 2015, are to borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its branch locations. Additionally, the Company has 84.7% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

At September 30, 2015 and December 31, 2014, commitments to extend credit of $1.19 billion and $851.8 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2015 and December 31, 2014, is $22.1 million and $23.2 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

20.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2015, the Company requested approximately $66.3 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 72.3% of the Company’s banking subsidiary’s first nine months earnings.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2015, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.80%, 10.28%, 11.65%, and 12.56%, respectively, as of September 30, 2015.

21.	Additional Cash Flow Information

In connection with the Doral Florida acquisition, accounted for using the purchase method, the Company acquired approximately $39.3 million in assets, assumed $467.6 million in liabilities, issued no equity and received net funds of $429.9 million during the first quarter of 2015. As a result, the Company recorded a bargain purchase gain of $1.6 million.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2015	2014
	(In thousands)
Interest paid	$14,759	$14,323
Income taxes paid	53,310	16,650
Assets acquired by foreclosure	17,521	14,238

22.	Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2015 and December 31, 2014, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2015 and 2014.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $86.8 million and $78.7 million as of September 30, 2015 and December 31, 2014, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $218,000 and $183,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2015 and 2014, respectively. The Company reversed approximately $524,000 and $746,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2015 and 2014, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2015 and December 31, 2014, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $18.2 million and $17.0 million, respectively.

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

	September 30, 2015
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$228,656	$228,656	1
Federal funds sold	—	—	N/A
Investment securities – held-to-maturity	324,949	330,222	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	5,752,842	5,741,390	3
Loans receivable covered by FDIC loss share, net of allowance	102,336	102,336	3
FDIC indemnification asset	11,290	11,290	3
Accrued interest receivable	26,977	26,977	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,409,949	$1,409,949	1
Savings and interest-bearing transaction accounts	3,230,722	3,230,722	1
Time deposits	1,312,343	1,304,184	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	134,142	134,142	1
FHLB borrowed funds	1,216,152	1,224,474	2
Accrued interest payable	1,595	1,595	1
Subordinated debentures	60,826	60,826	3

	December 31, 2014
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,528	$112,528	1
Federal funds sold	250	250	1
Investment securities – held-to-maturity	356,790	362,272	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,686,145	4,671,941	3
Loans receivable covered by FDIC loss share, net of allowance	237,648	237,648	3
FDIC indemnification asset	28,409	28,409	3
Accrued interest receivable	24,075	24,075	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,203,306	$1,203,306	1
Savings and interest-bearing transaction accounts	2,974,850	2,974,850	1
Time deposits	1,245,815	1,240,802	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	176,465	176,465	1
FHLB borrowed funds	697,957	705,219	2
Accrued interest payable	1,120	1,120	1
Subordinated debentures	60,826	60,826	3

23.	Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-14, Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, impacting FASB ASC 310-40, Receivables – Troubled Debt Restructuring by Creditors. This update affects creditors that hold government-guaranteed mortgage loans. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under the claim; (3) at the time of foreclosure, the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The Company has adopted the new guidance on the consolidated financial statements, which has made no impact to the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

24.	Subsequent Events

Business Combination – Florida Business BancGroup, Inc. – On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”), pursuant to a previously announced definitive agreement and plan of merger whereby FBBI merged with and into HBI and, immediately thereafter, Bay Cities merged with and into Centennial. The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received approximately 2,080,000 shares of its common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Excluding the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $531.6 million in total assets, $422.4 million in loans, $470.8 million in deposits and $52.6 million in common equity.

Certain fair value measurements and the purchase price allocation have not been completed due to the timing of the acquisition and the number of assets acquired and liabilities assumed. We will continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2015, the related condensed consolidated statements of income and comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014 and the related statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

November 5, 2015

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2015, we had, on a consolidated basis, total assets of $8.52 billion, loans receivable, net of $5.94 billion, total deposits of $5.95 billion, and stockholders’ equity of $1.09 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months		As of or for the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Total assets	$8,515,553	$7,196,371	$8,515,553	$7,196,371
Loans receivable not covered by loss share	5,900,175	4,583,015	5,900,175	4,583,015
Loans receivable covered by FDIC loss share	105,414	250,970	105,414	250,970
Allowance for loan losses	63,659	52,844	63,659	52,844
FDIC claims receivable	5,231	12,781	5,231	12,781
Total deposits	5,953,014	5,277,271	5,953,014	5,277,271
Total stockholders’ equity	1,091,278	958,681	1,091,278	958,681
Net income	35,741	27,371	100,766	83,137
Basic earnings per share	0.53	0.41	1.49	1.27
Diluted earnings per share	0.52	0.41	1.48	1.26
Diluted earnings per share excluding intangible amortization (1)	0.53	0.42	1.51	1.29
Annualized net interest margin – FTE	5.03%	5.26%	4.99%	5.41%
Efficiency ratio	39.79	45.70	40.49	42.95
Annualized return on average assets	1.72	1.56	1.71	1.63
Annualized return on average common equity	13.23	11.58	12.86	12.48

(1)	See Table 27 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

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

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and nine-month periods ended September 30, 2015 and 2014:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2014	$34,649	$24,718	$3,490
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	13,769	8,141	1,003
December 31, 2014	—	—	—
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—

Total	$111,800	$58,535	$6,764

(1)	Includes credit improvement in non-covered purchased credit impaired loans of $4.7 million.

Table 3: Financial Impact for the Three and Nine Months Ended September 30, 2015 and 2014

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
September 30, 2014	$7,866	$(7,112)	$(383)
September 30, 2015	7,347	(2,109)	(383)

Additional income/expense	$(519)	$5,003	$—

Nine Months Ended:
September 30, 2014	$21,211	$(18,880)	$(1,020)
September 30, 2015	16,239	(8,485)	(1,148)

Additional income/expense	$(4,972)	$10,395	$(128)

Results of Operations for Three Months Ended September 30, 2015 and 2014

Our net income increased $8.3 million, or 30.6%, to $35.7 million for the three-month period ended September 30, 2015, from $27.4 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.52 and $0.41 per share for the three-month periods ended September 30, 2015 and 2014, respectively. Excluding the $474,000 of merger expenses associated with the acquisition of Florida Business BancGroup, Inc. (“FBBI”), net income was $36.0 million and diluted earnings per share for the three months ended September 30, 2015 was $0.53 per share. Excluding the $3.8 million of merger expenses associated with the 2014 acquisition of Florida Traditions Bank (“Traditions”), net income was $29.7 million and diluted earnings per share for the three months ended September 30, 2014 was $0.45 per share. The $6.3 million increase in net income excluding merger expenses is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus the reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in provision for loan losses in third quarter of 2015 and a modest increase in the costs associated with the asset growth when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During the third quarter impairment tests on the estimated cash flows of non-loss-share loans, the Company established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the three months ended September 30, 2015 and 2014, the Company recognized $7.3 million and $7.9 million, respectively, of additional accretion income related to the positive results of the impairment tests. For the three months ended September 30, 2015 and 2014, the Company recognized $13.1 million and $13.5 million, respectively in total net accretion for loans and deposits. Consequently, with a growth of average loan balance of $1.14 billion, yields on total loans and net interest margin for the quarter just ended are reduced when compared to the third quarter of 2014.

Our annualized net interest margin, on a fully taxable equivalent basis, was 5.03% for the three months ended September 30, 2015, compared to 5.26% for the same period in 2014. The non-GAAP margin excluding accretion income was, however, relatively flat at 4.24% and 4.21% for the three months ended September 30, 2015 and 2014, respectively. The effective yield on non-covered loans for the three months ended September 30, 2015 and 2014 was 5.77% and 5.84%, respectively. The effective yield on covered loans for the three months ended September 30, 2015 and 2014 was 19.04% and 17.23%, respectively.

Our annualized return on average assets was 1.72% for the three months ended September 30, 2015, compared to 1.56% for the same period in 2014. Our annualized return on average common equity was 13.23% for the three months ended September 30, 2015, compared to 11.58% for the same period in 2014. Excluding merger expenses, our annualized return on average assets was 1.74% for the three months ended September 30, 2015, compared to 1.69% for the same period in 2014. Excluding merger expenses, our annualized return on average common equity was 13.34% for the three months ended September 30, 2015, compared to 12.55% for the same period in 2014. We have been making notable progress in improving the performance of our legacy and acquired franchises. As a result, excluding merger expenses there was an improvement in our return on average assets and return on average common equity from 2014 to 2015.

Our efficiency ratio was 39.79% for the three months ended September 30, 2015, compared to 45.70% for the same period in 2014. For the third quarter of 2015, our core efficiency ratio was 39.30% which is improved from the 41.88% reported for third quarter of 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our organic loan growth and acquisitions plus the realized cost savings from these acquisitions combined with the reduced costs from our recent branch closures. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Additional information and analysis for our earnings can be found in Table 22 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Results of Operations for Nine Months Ended September 30, 2015 and 2014

Our net income increased $17.7 million, or 21.2%, to $100.8 million for the nine-month period ended September 30, 2015, from $83.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $1.48 and $1.26 per share for the nine-month periods ended September 30, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.9 million of merger expenses associated with the acquisitions of Doral Bank’s Florida Panhandle operations (“Doral Florida”) and FBBI, net income was $100.9 million and diluted earnings per share for the first nine months of 2015 was $1.48 per share. Excluding the $4.7 million of merger expenses associated with the 2014 acquisition of Traditions, net income was $86.0 million and diluted earnings per share for the nine months ended September 30, 2014 was $1.31 per share. The $14.9 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth plus a slight decrease in provision for loan losses in the first nine months of 2015 combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, the Company established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the nine months ended September 30, 2015 and 2014, the Company recognized $16.2 million and $21.2 million, respectively, of additional accretion income related to the positive results of the impairment tests. For the nine months ended September 30, 2015 and 2014, the Company recognized $34.4 million and $45.1 million, respectively in total net accretion for loans and deposits. Consequently, with a growth of average loan balance of $962.9 million, yields on total loans and net interest margin for the nine months ended September 30, 2015 are reduced when compared to the nine months ended September 30, 2014.

Our annualized net interest margin, on a fully taxable equivalent basis, was 4.99% for the nine months ended September 30, 2015, compared to 5.41% for the same period in 2014. The non-GAAP margin excluding accretion income was, however, relatively flat at 4.23% and 4.20% for the nine months ended September 30, 2015 and 2014, respectively. The effective yield on non-covered loans for the nine months ended September 30, 2015 and 2014 was 5.69% and 6.06%, respectively. The effective yield on covered loans for the nine months ended September 30, 2015 and 2014 was 16.99% and 17.53%, respectively.

Our annualized return on average assets was 1.71% for the nine months ended September 30, 2015, compared to 1.63% for the same period in 2014. Our annualized return on average common equity was 12.86% for the nine months ended September 30, 2015, compared to 12.48% for the same period in 2014. Excluding merger expenses and gain on acquisition, our annualized return on average assets was 1.71% for the nine months ended September 30, 2015, compared to 1.69% for the same period in 2014. Excluding merger expenses and gain on acquisition, our annualized return on average common equity was 12.88% for the nine months ended September 30, 2015, compared to 12.91% for the same period in 2014. We have been making notable progress in improving the performance of our legacy and acquired franchises. As a result, excluding merger expenses and acquisition gain, there was a slight improvement in our return on average assets from 2014 to 2015, while return on average common equity excluding merger expenses and acquisition gain remained relatively flat.

Our efficiency ratio was 40.49% for the nine months ended September 30, 2015, compared to 42.95% for the same period in 2014. For the first nine months of 2015, our core efficiency ratio was 40.11% which is improved from the 41.61% reported for the first nine months of 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our organic loan growth and acquisitions plus the realized cost savings from these acquisitions combined with the reduced costs from our recent branch closures. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Additional information and analysis for our earnings can be found in Table 22 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Financial Condition as of and for the Period Ended September 30, 2015 and December 31, 2014

Our total assets as of September 30, 2015 increased $1.11 billion to $8.52 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $1.08 billion to $5.90 billion as of September 30, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the first quarter of 2015 migration of $56.3 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans, the third quarter of 2015 migration of $50.3 million net covered loans to non-covered status plus $649.3 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $134.8 million to $105.4 million as of September 30, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the first and third quarter of 2015 migration of a total of $106.6 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $76.0 million to $1.09 billion as of September 30, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first nine months of 2015 was 10.0%. The increase in stockholders’ equity is primarily associated with the $101.9 million of comprehensive income less the $27.1 million of dividends paid for the first nine months of 2015.

As of September 30, 2015, our non-performing non-covered loans increased to $48.8 million, or 0.83%, of total non-covered loans from $39.6 million, or 0.82%, of total non-covered loans as of December 31, 2014. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 124.15% as of September 30, 2015, compared to 132.63% as of December 31, 2014. Non-performing non-covered loans in Arkansas were $29.4 million at September 30, 2015 compared to $24.5 million as of December 31, 2014. Non-performing non-covered loans in Florida were $18.4 million at September 30, 2015 compared to $14.8 million as of December 31, 2014. Non-performing non-covered loans in Alabama were $985,000 at September 30, 2015 compared to $302,000 as of December 31, 2014.

As of September 30, 2015, our non-performing non-covered assets increased to $67.0 million, or 0.80%, of total non-covered assets from $56.5 million, or 0.79%, of total non-covered assets as of December 31, 2014. Non-performing non-covered assets in Arkansas were $41.4 million at September 30, 2015 compared to $39.2 million as of December 31, 2014. Non-performing non-covered assets in Florida were $24.7 million at September 30, 2015 compared to $17.0 million as of December 31, 2014. Non-performing non-covered assets in Alabama were $985,000 at September 30, 2015 compared to $317,000 as of December 31, 2014.

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

Acquisitions

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”), to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial CFG. The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG plans to build out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, the Company’s bank subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Florida through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets. The Company recorded a bargain purchase gain of $1.6 million, in connection with the Doral Florida acquisition.

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

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At September 30, 2015 and December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

Acquisition of Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Traditions and merged Traditions into Centennial. Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among the Company, Centennial, and Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

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

During the first quarter of 2015, the five-year covered loan loss-share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern and Key West concluded. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans and are included in non-covered loans as of September 30, 2015.

During the third quarter of 2015, the five-year covered loan loss-share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Coastal and Bayside concluded. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans and are included in non-covered loans as of September 30, 2015.

Table 4 summarizes the activity in the Company’s FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$15,874	$56,626	$28,409	$89,611
Incurred claims for FDIC covered credit losses	(2,885)	(7,575)	(10,426)	(30,313)
FDIC indemnification accretion/(amortization)	(1,994)	(6,947)	(8,152)	(18,313)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	295	—	1,459	1,119

Ending balance	$11,290	$42,104	$11,290	$42,104

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

The amount of FDIC-assisted acquisitions true-up accrued at September 30, 2015 and December 31, 2014 was $10.6 million and $9.4 million, respectively.

Branches

We intend to continue opening new (commonly referred to as de novo) branches in our current markets and in other attractive market areas if opportunities arise. In an effort to achieve efficiencies primarily from the acquisitions prior to 2015, the Company closed two Arkansas, one Alabama and two Florida locations during the third quarter of 2015 and has plans to close one Arkansas and three Florida locations during the fourth quarter of 2015.

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

The Company currently has 79 branches in Arkansas, 61 branches in Florida, 6 branches in Alabama and a loan production office in New York City.

Results of Operations

For Three and Nine Months Ended September 30, 2015 and 2014

Our net income increased $8.3 million, or 30.6%, to $35.7 million for the three-month period ended September 30, 2015, from $27.4 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $0.52 and $0.41 per share for the three-month periods ended September 30, 2015 and 2014, respectively. Excluding the $474,000 of merger expenses associated with the acquisition of FBBI, net income was $36.0 million and diluted earnings per share for the three months ended September 30, 2015 was $0.53 per share. Excluding the $3.8 million of merger expenses associated with the 2014 acquisition of Traditions, net income was $29.7 million and diluted earnings per share for the three months ended September 30, 2014 was $0.45 per share. The $6.3 million increase in net income excluding merger expenses is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus the reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in provision for loan losses in third quarter of 2015 and a modest increase in the costs associated with the asset growth when compared to the same period in 2014.

Our net income increased $17.7 million, or 21.2%, to $100.8 million for the nine-month period ended September 30, 2015, from $83.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings were $1.48 and $1.26 per share for the nine-month periods ended September 30, 2015 and 2014, respectively. Excluding the $1.6 million of one-time gain on acquisition offset by $1.9 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $100.9 million and diluted earnings per share for the first nine months of 2015 was $1.50 per share. Excluding the $4.7 million of merger expenses associated with the 2014 acquisition of Traditions, net income was $86.0 million and diluted earnings per share for the nine months ended September 30, 2014 was $1.31 per share. The $14.9 million increase in net income excluding merger expenses and acquisition gain is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth plus a slight decrease in provision for loan losses in the first nine months of 2015 combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by a modest increase in the costs associated with the asset growth when compared to the same period in 2014.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and nine-month periods ended September 30, 2015 and 2014).

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

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During the third quarter impairment tests on the estimated cash flows of non-loss-share loans, the Company established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the three months ended September 30, 2015 and 2014, the Company recognized $7.3 million and $7.9 million, respectively, of additional accretion income related to the positive results of the impairment tests. For the three months ended September 30, 2015 and 2014, the Company recognized $13.1 million and $13.5 million, respectively in total net accretion for loans and deposits. Consequently, with a growth of average loan balance of $1.14 billion, yields on total loans and net interest margin for the quarter just ended are reduced when compared to the third quarter of 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, the Company established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the nine months ended September 30, 2015 and 2014, the Company recognized $16.2 million and $21.2 million, respectively, of additional accretion income related to the positive results of the impairment tests. For the nine months ended September 30, 2015 and 2014, the Company recognized $34.4 million and $45.1 million, respectively in total net accretion for loans and deposits. Consequently, with a growth of average loan balance of $962.9 million, yields on total loans and net interest margin for the nine months ended September 30, 2015 are reduced when compared to the nine months ended September 30, 2014.

The effective yield on non-covered loans for the three months ended September 30, 2015 and 2014 was 5.77% and 5.84%, respectively. The effective yield on non-covered loans for the nine months ended September 30, 2015 and 2014 was 5.69% and 6.06%, respectively. The effective yield on covered loans for the three months ended September 30, 2015 and 2014 was 19.04% and 17.23%, respectively. The effective yield on covered loans for the nine months ended September 30, 2015 and 2014 was 16.99% and 17.53%, respectively.

Net interest income on a fully taxable equivalent basis increased $12.7 million, or 15.82%, to $93.0 million for the three-month period ended September 30, 2015, from $80.3 million for the same period in 2014. This increase in net interest income was the result of a $13.5 million increase in interest income combined with a $766,000 increase in interest expense. The $13.5 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $766,000 increase in interest expense for the three-month period ended September 30, 2015, is primarily the result of an increase in higher level of our interest bearing liabilities from our acquisitions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $1.2 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $460,000 decrease in interest expense.

Net interest income on a fully taxable equivalent basis increased $22.7 million, or 9.52%, to $261.3 million for the nine-month period ended September 30, 2015, from $238.6 million for the same period in 2014. This increase in net interest income was the result of a $23.8 million increase in interest income combined with a $1.1 million increase in interest expense. The $23.8 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $1.1 million increase in interest expense for the nine-month period ended September 30, 2015, is primarily the result of an increase in higher level of our interest bearing liabilities from our acquisitions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $2.4 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.3 million decrease in interest expense.

Net interest margin, on a fully taxable equivalent basis, was 5.03% and 4.99% for the three and nine months ended September 30, 2015, respectively, compared to 5.26% and 5.41% for the same period in 2014.

Additional information and analysis for our net interest margin can be found in Tables 23 through 25 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2015 and 2014, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2015, compared to the same period in 2014.

Table 5: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest income	$96,653	$83,401	$270,845	$247,827
Fully taxable equivalent adjustment	1,951	1,729	5,685	4,944

Interest income – fully taxable equivalent	98,604	85,130	276,530	252,771
Interest expense	5,562	4,796	15,234	14,179

Net interest income – fully taxable equivalent	$93,042	$80,334	$261,296	$238,592

Yield on earning assets – fully taxable equivalent	5.33%	5.57%	5.28%	5.73%
Cost of interest-bearing liabilities	0.39	0.39	0.37	0.39
Net interest spread – fully taxable equivalent	4.94	5.18	4.91	5.34
Net interest margin – fully taxable equivalent	5.03	5.26	4.99	5.41

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30, 2015 vs. 2014	Nine Months Ended September 30, 2015 vs. 2014
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$18,396	$47,609
Increase (decrease) in interest income due to change in earning asset yields	(4,922)	(23,850)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,226)	(2,404)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	460	1,349

Increase (decrease) in net interest income	$12,708	$22,704

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2015 and 2014, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$78,783	$32	0.16%	$40,723	$20	0.19%
Federal funds sold	5,293	4	0.30	13,604	7	0.20
Investment securities – taxable	1,129,453	5,157	1.81	1,044,732	4,905	1.86
Investment securities – non-taxable	326,069	4,557	5.54	302,859	4,174	5.47
Loans receivable	5,800,688	88,854	6.08	4,661,600	76,024	6.47

Total interest-earning assets	7,340,286	98,604	5.33	6,063,518	85,130	5.57

Non-earning assets	890,551			907,407

Total assets	$8,230,837			$6,970,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,157,279	$1,514	0.19%	$2,835,267	$1,376	0.19%
Time deposits	1,320,995	1,531	0.46	1,315,772	1,867	0.56

Total interest-bearing deposits	4,478,274	3,045	0.27	4,151,039	3,243	0.31

Federal funds purchased	1,250	1	0.32	2,364	2	0.34
Securities sold under agreement to repurchase	143,672	146	0.40	150,239	186	0.49
FHLB borrowed funds	1,044,369	2,030	0.77	494,650	1,035	0.83
Subordinated debentures	60,826	340	2.22	60,826	330	2.15

Total interest-bearing liabilities	5,728,391	5,562	0.39	4,859,118	4,796	0.39

Non-interest bearing liabilities
Non-interest bearing deposits	1,371,924			1,148,923
Other liabilities	58,729			25,090

Total liabilities	7,159,044			6,033,131
Stockholders’ equity	1,071,793			937,794

Total liabilities and stockholders’ equity	$8,230,837			$6,970,925

Net interest spread			4.94%			5.18%
Net interest income and margin		$93,042	5.03%		$80,334	5.26%

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$104,764	$167	0.21%	$52,741	$73	0.19%
Federal funds sold	8,276	15	0.24	22,746	35	0.21
Investment securities – taxable	1,097,901	15,830	1.93	1,029,496	14,137	1.84
Investment securities – non-taxable	327,040	13,604	5.56	292,349	11,852	5.42
Loans receivable	5,461,573	246,914	6.04	4,498,643	226,674	6.74

Total interest-earning assets	6,999,554	276,530	5.28	5,895,975	252,771	5.73

Non-earning assets	894,092			923,800

Total assets	$7,893,646			$6,819,775

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,116,308	$4,564	0.20%	$2,809,963	$3,882	0.18%
Time deposits	1,358,539	5,050	0.50	1,407,255	5,840	0.55

Total interest-bearing deposits	4,474,847	9,614	0.29	4,217,218	9,722	0.31

Federal funds purchased	863	3	0.46	1,001	2	0.27
Securities sold under agreement to repurchase	163,718	481	0.39	145,348	536	0.49
FHLB borrowed funds	788,393	4,133	0.70	416,531	2,933	0.94
Subordinated debentures	60,826	1,003	2.20	60,826	986	2.17

Total interest-bearing liabilities	5,488,647	15,234	0.37	4,840,924	14,179	0.39

Non-interest bearing liabilities
Non-interest bearing deposits	1,315,160			1,068,626
Other liabilities	41,982			19,642

Total liabilities	6,845,789			5,929,192
Stockholders’ equity	1,047,857			890,583

Total liabilities and stockholders’ equity	$7,893,646			$6,819,775

Net interest spread			4.91%			5.34%
Net interest income and margin		$261,296	4.99%		$238,592	5.41%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended September 30, 2015 over 2014			Nine Months Ended September 30, 2015 over 2014
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$15	$(3)	$12	$82	$12	$94
Federal funds sold	(5)	2	(3)	(25)	5	(20)
Investment securities – taxable	390	(138)	252	966	727	1,693
Investment securities – non-taxable	323	60	383	1,436	316	1,752
Loans receivable	17,673	(4,843)	12,830	45,150	(24,910)	20,240

Total interest income	18,396	(4,922)	13,474	47,609	(23,850)	23,759

Interest expense:
Interest-bearing transaction and savings deposits	154	(16)	138	439	243	682
Time deposits	7	(343)	(336)	(197)	(593)	(790)
Federal funds purchased	(1)	—	(1)	1	—	1
Securities sold under agreement to repurchase	(8)	(32)	(40)	63	(118)	(55)
FHLB borrowed funds	1,074	(79)	995	2,098	(898)	1,200
Subordinated debentures	—	10	10	—	17	17

Total interest expense	1,226	(460)	766	2,404	(1,349)	1,055

Increase (decrease) in net interest income	$17,170	$(4,462)	$12,708	$45,205	$(22,501)	$22,704

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

The third quarter 2015 impairment testing noted our covered loan pools required zero provision for loan losses. During the first nine months of 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. There was zero provision for covered loans for the three and nine months ended September 30, 2014.

There was $7.1 million and $4.2 million of provision for non-covered loans for the three months ended September 30, 2015 and 2014, respectively. There was $15.3 million and $17.3 million of provision for non-covered loans for the nine months ended September 30, 2015 and 2014, respectively.

The Company experienced a $2.9 million increase and a $2.0 million decrease in the provision for loan losses for non-covered loans during the third quarter and nine months of 2015 versus the third quarter and nine months of 2014, respectively. The increase from the third quarter of 2014 is primarily a result of provisioning for our third quarter 2015 organic loan growth. The expected decrease from the nine months ended 2014 is primarily a reflection of a slowdown from 2014 to 2015 in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment offset by provisioning for 2015 organic loan growth.

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

Non-Interest Income

Total non-interest income was $16.5 million and $48.2 million for the three and nine-month periods ended September 30, 2015, compared to $10.8 million and $34.6 million for the same period in 2014, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2015 and 2014, respectively, as well as changes for the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014.

Table 9: Non-Interest Income

	Three Months Ended September 30,		2015 Change		Nine Months Ended September 30,		2015 Change
	2015	2014	from 2014		2015	2014	from 2014
	(Dollars in thousands)
Service charges on deposit accounts	$6,250	$6,275	$(25)	(0.4)%	$17,724	$18,379	$(655)	(3.6)%
Other service charges and fees	6,644	5,977	667	11.2	19,359	17,641	1,718	9.7
Trust fees	398	306	92	30.1	2,016	1,065	951	89.3
Mortgage lending income	3,132	1,901	1,231	64.8	8,019	5,215	2,804	53.8
Insurance commissions	548	984	(436)	(44.3)	1,755	3,334	(1,579)	(47.4)
Income from title services	28	59	(31)	(52.5)	98	162	(64)	(39.5)
Increase in cash value of life insurance	268	322	(54)	(16.8)	871	891	(20)	(2.2)
Dividends from FHLB, FRB, Bankers’ bank & other	433	389	44	11.3	1,267	1,206	61	5.1
Gain on acquisitions	—	—	—	—	1,635	—	1,635	—
Gain on sale of SBA loans	151	183	(32)	(17.5)	151	183	(32)	(17.5)
Gain (loss) on sale of premises and equipment, net	(266)	(35)	(231)	660.0	(237)	419	(656)	(156.6)
Gain (loss) on OREO, net	(40)	529	(569)	(107.6)	190	1,927	(1,737)	(90.1)
Gain (loss) on securities, net	—	—	—	—	4	—	4	100.0
FDIC indemnification accretion/(amortization), net	(1,994)	(6,947)	4,953	(71.3)	(8,152)	(18,313)	10,161	(55.5)
Other income	993	888	105	11.8	3,542	2,442	1,100	45.0

Total non-interest income	$16,545	$10,831	$5,714	52.8%	$48,242	$34,551	$13,691	39.6%

Non-interest income increased $5.7 million, or 52.8%, to $16.5 million for the three-month period ended September 30, 2015 from $10.8 million for the same period in 2014. Non-interest income increased $13.7 million, or 39.6%, to $48.2 million for the nine-month period ended September 30, 2015 from $34.6 million for the same period in 2014. Non-interest income excluding gain on acquisitions increased $12.1 million, or 34.9%, to $46.6 million for the nine months ended September 30, 2015 from $34.6 million for the same period in 2014.

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

Additional details for the three months ended September 30, 2015 on some of the more significant changes are as follows:

•	Although we have had acquisitions during the last twelve months, we have experienced a $25,000 decrease in service charges on deposit accounts. This decrease is primarily the result of an improving economy where the banking industry is experiencing fewer overdraft fees.

•	The $667,000 increase in other service charges and fees is primarily from our acquisitions plus additional loan payoff fees generated by the Centennial CFG.

•	The $1.2 million increase in mortgage lending income is from the additional lending volume from our acquisitions combined with the organic growth during 2015. The Company hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue from the organic growth.

•	The $436,000 decrease in insurance commissions is primarily from the sale of an insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $5.0 million improvement in FDIC indemnification accretion/amortization, net is primarily associated with the approaching conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in this Management’s Discussion and Analysis.

Additional details for the nine months ended September 30, 2015 on some of the more significant changes are as follows:

•	Although we have had acquisitions during the last twelve months, we have experienced a $655,000 decrease in service charges on deposit accounts. This decrease is primarily the result of an improving economy where the banking industry is experiencing fewer overdraft fees.

•	The $1.7 million increase in other service charges and fees is primarily from our acquisitions plus additional loan payoff fees generated by the Centennial CFG.

•	The $951,000 increase in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only approximately $77,000 will be received on a recurring basis.

•	The $2.8 million increase in mortgage lending income is from the additional lending volume from our acquisitions combined with the organic growth during 2015. The Company hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue from the organic growth.

•	The $1.6 million decrease in insurance commissions is primarily from the sale of insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $10.2 million improvement in FDIC indemnification accretion/amortization, net is primarily associated with the approaching conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in this Management’s Discussion and Analysis.

•	The $1.1 million increase in other income is primarily associated with two loan recoveries on two of our FDIC covered transactions. We were able to collect a total recovery of approximately $3.2 million in the first nine months of 2015 on two loans that were charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC requires us to share 80% of these type recoveries with the FDIC and we are able to retain the remaining 20%. As a result, we recorded approximately $626,000 in other income for these two recoveries. The remaining increase in other income is primarily associated with our acquisitions.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2015 and 2014, as well as changes for the three and nine-month periods ended September 30, 2015 compared to the same periods in 2014.

Table 10: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2015 Change		September 30,		2015 Change
	2015	2014	from 2014		2015	2014	from 2014
	(Dollars in thousands)
Salaries and employee benefits	$22,225	$19,368	$2,857	14.8%	$63,671	$57,114	$6,557	11.5%
Occupancy and equipment	6,540	6,234	306	4.9	19,267	18,711	556	3.0
Data processing expense	2,619	1,801	818	45.4	8,101	5,387	2,714	50.4
Other operating expenses:
Advertising	906	673	233	34.6	2,342	1,776	566	31.9
Merger and acquisition expenses	474	3,772	(3,298)	(87.4)	1,891	4,727	(2,836)	(60.0)
Amortization of intangibles	988	1,153	(165)	(14.3)	3,217	3,467	(250)	(7.2)
Electronic banking expense	1,352	1,307	45	3.4	3,883	3,957	(74)	(1.9)
Directors’ fees	233	236	(3)	(1.3)	809	669	140	20.9
Due from bank service charges	291	200	91	45.5	792	604	188	31.1
FDIC and state assessment	1,276	972	304	31.3	3,844	3,144	700	22.3
Insurance	617	657	(40)	(6.1)	1,900	1,853	47	2.5
Legal and accounting	338	510	(172)	(33.7)	1,491	1,346	145	10.8
Other professional fees	947	716	231	32.3	1,995	1,806	189	10.5
Operating supplies	464	468	(4)	(0.9)	1,407	1,455	(48)	(3.3)
Postage	293	323	(30)	(9.3)	897	1,002	(105)	(10.5)
Telephone	444	548	(104)	(19.0)	1,418	1,465	(47)	(3.2)
Other expense	4,586	3,879	707	18.2	11,631	12,311	(680)	(5.5)

Total non-interest expense	$44,593	$42,817	$1,776	4.1%	$128,556	$120,794	$7,762	6.4%

Non-interest expense for the three months ended September 30, 2015 was $44.6 million compared to $42.8 million for the three months ended September 30, 2014. Non-interest expense, excluding merger expenses, was $44.1 million for the three months ended September 30, 2015 compared to $39.0 million for the same quarter in 2014. Non-interest expense for the nine months ended September 30, 2015 was $128.6 million compared to $120.8 million for the nine months ended September 30, 2014. Non-interest expense, excluding merger expenses, was $126.7 million for the nine months ended September 30, 2015 compared to $116.1 million for the same quarter in 2014.

The change in non-interest expense this quarter and the nine months was 4.1% and 6.4%, respectively, when compared to a year ago due to the completion of our acquisitions and the opening of the Centennial CFG loan production office. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, the Company is still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

The income tax expense increased $5.2 million, or 34.6%, to $20.2 million for the three-month period ended September 30, 2015, from $15.0 million as of September 30, 2014. The income tax expense increased $11.3 million, or 24.0%, to $58.3 million for the nine-month period ended September 30, 2015, from $47.0 million as of September 30, 2014. The effective income tax rate was 36.1% and 36.6% for the three and nine-month periods ended September 30, 2015, compared to 35.4% and 36.1% for the same periods in 2014, respectively. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended September 30, 2015 and December 31, 2014

Our total assets as of September 30, 2015 increased $1.11 billion to $8.52 billion from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased by $1.08 billion to $5.90 billion as of September 30, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the first quarter of 2015 migration of $56.3 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans, the third quarter of 2015 migration of $50.3 million net covered loans to non-covered status plus $649.3 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $134.8 million to $105.4 million as of September 30, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the first and third quarter of 2015 migration of a total of $106.6 million net covered loans to non-covered status plus normal pay-downs and payoffs. Stockholders’ equity increased $76.0 million to $1.09 billion as of September 30, 2015, compared to $1.02 billion as of December 31, 2014. The annualized improvement in stockholders’ equity for the first nine months of 2015 was 10.0%. The increase in stockholders’ equity is primarily associated with the $101.9 million of comprehensive income less the $27.1 million of dividends paid for the first nine months of 2015.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

On April 1, 2015, the Company acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. The Company produced approximately $630.8 million of organic non-covered loan growth since March 31, 2015, of which $526.7 million is associated with Centennial CFG with the remaining $104.1 million being associated with loan originations in the legacy footprint.

During the first quarter of 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern and Key West concluded. As a result, $56.3 million of these loans including their associated discounts previously classified as covered loans have migrated to non-covered loans status.

During the third quarter of 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Coastal and Bayside concluded. As a result, $50.3 million of these loans including their associated discounts previously classified as covered loans have migrated to non-covered loans status.

Our non-covered loan portfolio averaged $5.67 billion and $4.40 billion during the three-month periods ended September 30, 2015 and 2014, respectively. Our non-covered loan portfolio averaged $5.29 billion and $4.23 billion during the nine-month periods ended September 30, 2015 and 2014, respectively. Non-covered loans were $5.90 billion as of September 30, 2015 compared to $4.82 billion as of December 31, 2014, which is a $1.08 billion, or 30.05%, annualized increase. Excluding the acquisition of Doral Florida, the migration of Old Southern, Key West, Coastal & Bayside loans from loans covered by FDIC loss share to loans not covered by loss share status, and the acquisition of national commercial real estate loans, the loans increased $649.3 million or an annualized increase of 18.02%.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were approximately $3.45 billion, $1.69 billion and $238.2 million as of September 30, 2015 in Arkansas, Florida and Alabama, respectively.

As of September 30, 2015, we had $435.4 million of construction land development loans which were collateralized by land. This consisted of $250.8 million for raw land and $184.5 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the dates indicated.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of	As of
	September 30, 2015	December 31, 2014
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,655,882	$1,987,890
Construction/land development	805,003	700,139
Agricultural	75,233	72,211
Residential real estate loans:
Residential 1-4 family	1,055,504	963,990
Multifamily residential	392,483	250,222

Total real estate	4,984,105	3,974,452
Consumer	46,677	56,720
Commercial and industrial	749,846	670,124
Agricultural	78,217	48,833
Other	41,330	67,185

Loans receivable not covered by loss share	$5,900,175	$4,817,314

As of acquisition date, the Company evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of September 30, 2015, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $860.1 million ($881.1 million gross loans less $21.0 million discount). The fair value discount is being accreted into interest income over the weighted-average life of the loans using a constant yield method.

As of acquisition date, the Company evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of September 30, 2015, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $75.8 million ($110.6 million gross loans less $34.8 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. During the latter part of the second quarter of 2014 the Company received a $6.0 million unexpected recovery from one large commercial loan that was significantly charged down prior to the acquisition date. Since the Liberty impaired loans are accounted for on a pool basis, this recovery is increasing the yield on the impaired loans over the weighted-average life of the loans in the pool going forward by $4.7 million.

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

As of September 30, 2015, non-covered commercial real estate loans totaled $3.54 billion, or 59.9% of our non-covered loan portfolio, as compared to $2.76 billion, or 57.3% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered commercial real estate loans were $1.86 billion, $1.09 billion and $142.2 million at September 30, 2015, respectively.

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

As of September 30, 2015, non-covered residential real estate loans totaled $1.45 billion, or 24.5% of our non-covered loan portfolio, compared to $1.21 billion, or 25.2% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered residential real estate loans were $932.9 million, $390.2 million and $68.4 million at September 30, 2015, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2015, our non-covered consumer loan portfolio totaled $46.7 million, or 0.8% of our total non-covered loan portfolio, as compared to the $56.7 million, or 1.2% of our non-covered loan portfolio as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered consumer loans were $31.1 million, $14.3 million and $1.2 million at September 30, 2015, respectively.

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

As of September 30, 2015, non-covered commercial and industrial loans outstanding totaled $749.8 million, or 12.7% of our non-covered loan portfolio, as compared to $670.1 million, or 13.9% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida and Alabama non-covered commercial and industrial loans were $520.4 million, $177.3 million and $24.9 million at September 30, 2015, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of September 30, 2015

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,655,882	$25,903	$2,681,785
Construction/land development	805,003	7,836	812,839
Agricultural	75,233	735	75,968
Residential real estate loans
Residential 1-4 family	1,055,504	66,447	1,121,951
Multifamily residential	392,483	1,200	393,683

Total real estate	4,984,105	102,121	5,086,226
Consumer	46,677	10	46,687
Commercial and industrial	749,846	2,682	752,528
Agricultural	78,217	—	78,217
Other	41,330	601	41,931

Total	$5,900,175	$105,414	$6,005,589

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

We have non-covered loans acquired with deteriorated credit quality in our September 30, 2015 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of September 30, 2015 and December 31, 2014. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of September 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Non-accrual non-covered loans	$37,405	$24,691
Non-covered loans past due 90 days or more (principal or interest payments)	11,390	14,871

Total non-performing non-covered loans	48,795	39,562

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	18,204	16,951
Other non-performing non-covered assets	14	—

Total other non-performing non-covered assets	18,218	16,951

Total non-performing non-covered assets	$67,013	$56,513

Allowance for loan losses for non-covered loans to non- performing non-covered loans	124.15%	132.63%
Non-performing non-covered loans to total non-covered loans	0.83	0.82
Non-performing non-covered assets to total non-covered assets	0.80	0.79

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

Total non-performing non-covered loans were $48.8 million as of September 30, 2015, compared to $39.6 million as of December 31, 2014, for an increase of $9.2 million. Of the $9.2 million increase in non-performing loans, $5.0 million is from an increase in non-performing loans in our Arkansas market combined with a $3.6 million increase in non-performing loans in our Florida market and a $683,000 increase in non-performing loans in our Alabama market. Non-performing loans at September 30, 2015 are approximately $29.4 million, $18.4 million and $985,000 in the Arkansas, Florida and Alabama markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2015, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2015. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of September 30, 2015, we had $26.7 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $13.4 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, lengthening the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2015, the amount of troubled debt restructurings was $30.1 million, an increase of 12.1% from $26.9 million at December 31, 2014. As of September 30, 2015 and December 31, 2014, 88.6% and 100.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $18.2 million as of September 30, 2015, compared to $17.0 million as of December 31, 2014 for an increase of $1.2 million. The foreclosed assets held for sale not covered by loss share as of September 30, 2015 are comprised of $11.9 million of assets located in Arkansas, $6.3 million of assets located in Florida and none located in Alabama.

During the first nine months of 2015, we had three non-covered foreclosed properties with a carrying value greater than $1.0 million. One of these three properties is a non-farm/non-residential property in the Florida Panhandle and holds a carrying value of $1.0 million at September 30, 2015. Another non-farm/non-residential property was acquired in the Liberty acquisition and holds an aggregate carrying value of $3.2 million at September 30, 2015. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at September 30, 2015. The Company does not currently anticipate any additional losses on these properties. As of September 30, 2015, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of September 30, 2015 and December 31, 2014.

Table 14: Total Foreclosed Assets Held For Sale

	As of September 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,495	$1,397	$10,892	$6,894	$3,935	$10,829
Construction/land development	5,560	72	5,632	6,189	2,847	9,036
Agricultural	—	—	—	—	3	3
Residential real estate loans
Residential 1-4 family	2,882	1,143	4,025	3,381	1,086	4,467
Multifamily residential	267	—	267	487	—	487

Total foreclosed assets held for sale	$18,204	$2,612	$20,816	$16,951	$7,871	$24,822

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2015, average non-covered impaired loans were $87.2 million compared to $91.8 million as of December 31, 2014. As of September 30, 2015, non-covered impaired loans were $92.2 million compared to $85.4 million as of December 31, 2014, for an increase of $6.8 million. This increase is primarily associated with the improvements in loan balances with a specific allocation offset by an increase in the level of loans categorized as TDRs. As of September 30, 2015, our Arkansas, Florida and Alabama markets accounted for approximately $51.4 million, $39.2 million and $1.6 million of the non-covered impaired loans, respectively.

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

As of September 30, 2015 and December 31, 2014, there were no non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of September 30, 2015 and December 31, 2014:

Table 15: Total Non-Accrual Loans

	As of September 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,991	$—	$16,991	$8,901	$—	$8,901
Construction/land development	2,266	—	2,266	926	—	926
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	12,496	—	12,496	11,949	—	11,949
Multifamily residential	1,327	—	1,327	1,344	—	1,344

Total real estate	33,080	—	33,080	23,120	—	23,120
Consumer	203	—	203	279	—	279
Commercial and industrial	2,833	—	2,833	1,108	—	1,108
Other	1,289	—	1,289	184	—	184

Total non-accrual loans	$37,405	$—	$37,405	$24,691	$—	$24,691

If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $509,000 and $361,000 for the three-month periods ended September 30, 2015 and 2014, respectively, would have been recorded. If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.4 million and $946,000 for the nine-month periods ended September 30, 2015 and 2014, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three and nine-month periods ended September 30, 2015 and 2014 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of September 30, 2015 and December 31, 2014:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of September 30, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,694	$867	$3,561	$5,880	$9,029	$14,909
Construction/land development	1,130	85	1,215	734	4,376	5,110
Agricultural	30	75	105	34	72	106
Residential real estate loans
Residential 1-4 family	4,668	3,953	8,621	4,128	7,597	11,725
Multifamily residential	1	—	1	691	—	691

Total real estate	8,523	4,980	13,503	11,467	21,074	32,541
Consumer	7	—	7	579	—	579
Commercial and industrial	2,860	190	3,050	2,825	1,387	4,212
Other	—	—	—	—	32	32

Total loans accruing past due 90 days or more	$11,390	$5,170	$16,560	$14,871	$22,493	$37,364

The Company’s total past due and non-accrual covered loans to total covered loans was 4.9% and 9.4% as of September 30, 2015 and December 31, 2014, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment was $5.62 billion and $4.51 billion at September 30, 2015 and December 31, 2014, respectively. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.96% at December 31, 2014 to 0.98% at September 30, 2015. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, individual loan impairments, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $4.0 million and $10.5 million for the three and nine months ended September 30, 2015, respectively, compared to $2.5 million and $7.5 million for the same periods in 2014, respectively. Total non-covered recoveries increased to $535,000 for the three months ended September 30, 2015, compared to $750,000 for the same period in 2014. Total non-covered recoveries increased to $2.3 million for the nine months ended September 30, 2015, compared to $1.9 million for the same period in 2014. For the three months ended September 30, 2015, the net charge-offs were $2.0 million for Arkansas, $1.1 million for Florida and $346,000 for Alabama, equaling a net charge-off position of $3.4 million. For the nine months ended September 30, 2015, the net charge-offs were $6.2 million for Arkansas, $1.6 million for Florida and $367,000 for Alabama, equaling a net charge-off position of $8.2 million.

During the first nine months of 2015, there were $10.5 million in non-covered charge-offs and $2.3 million in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three and nine-month periods ended September 30, 2015 and 2014.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$55,877	$48,248	$52,471	$39,022
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,534	480	3,190	1,148
Construction/land development	64	386	541	553
Agricultural	—	—	—	—
Residential real estate loans:	—	—
Residential 1-4 family	1,043	562	2,995	1,779
Multifamily residential	—	—	—	266

Total real estate	2,641	1,428	6,726	3,746
Consumer	401	85	507	283
Commercial and industrial	355	416	1,774	1,600
Agricultural	—	—	—	—
Other	569	615	1,448	1,865

Total loans charged off	3,966	2,544	10,455	7,494

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	(4)	9	697	230
Construction/land development	13	23	79	68
Agricultural	—	—	—	—
Residential real estate loans:	—	—
Residential 1-4 family	179	329	428	375
Multifamily residential	—	3	—	10

Total real estate	188	364	1,204	683
Consumer	18	16	58	230
Commercial and industrial	159	190	395	255
Agricultural	—	—	—	—
Other	170	180	603	705

Total recoveries	535	750	2,260	1,873

Net loans charged off (recovered)	3,431	1,794	8,195	5,621
Provision for loan losses for non-covered loans	7,106	4,241	15,276	17,294
Reclass of provision for loan losses attributable to FDIC loss share agreements	1,029	—	1,029	—

Balance, September 30	$60,581	$50,695	$60,581	$50,695

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.24%	0.16%	0.21%	0.18%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.03	1.11	1.03	1.11
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	445	712	553	675

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended September 30, 2015 and the year ended December 31, 2014 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of September 30, 2015 and December 31, 2014.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of September 30, 2015		As of December 31, 2014
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$22,946	45.0%	$16,872	41.3%
Construction/land development	9,292	13.6	8,116	14.5
Agricultural	458	1.3	355	1.5
Residential real estate loans:
Residential 1-4 family	9,480	17.9	9,909	20.0
Multifamily residential	3,772	6.7	3,537	5.2

Total real estate	45,948	84.5	38,789	82.5
Consumer	644	0.8	763	1.2
Commercial and industrial	8,635	12.7	5,950	13.9
Agricultural	4,094	1.3	5,035	1.0
Other	—	0.7	—	1.4
Unallocated	1,260	—	1,934	—

Total	$60,581	100.0%	$52,471	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $3.1 million and $2.5 million at September 30, 2015 and December 31, 2014, respectively.

Total covered charge-offs decreased to $251,000 for the three months ended September 30, 2015, compared to $863,000 for the same period in 2014. Total covered recoveries decreased to a negative $318,000 for the three months ended September 30, 2015, compared to $87,000 for the same period in 2014. There was no provision for loan losses taken on covered loans during the three months ended September 30, 2015 and 2014, respectively.

Total charge-offs decreased to $1.0 million for the nine months ended September 30, 2015, compared to $1.9 million for the same period in 2014. Total recoveries decreased to $133,000 for the nine months ended September 30, 2015, compared to $389,000 for the same period in 2014. There was $998,000 provision for loan losses taken on covered loans during the nine months ended September 30, 2015. There was zero provision for loan losses taken on covered loans during the nine months ended September 30, 2014.

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.6 years as of September 30, 2015.

As of September 30, 2015 and December 31, 2014 we had $324.9 million and $356.8 million of held-to-maturity securities, respectively. Of the $324.9 million of held-to-maturity securities, $142.5 million were invested in mortgage-backed securities, $174.6 million were invested in state and political subdivisions, and $7.8 million were invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2015. Of the $356.8 million of held-to-maturity securities, $161.1 million were invested in mortgage-backed securities, $191.0 million were invested in state and political subdivisions, and $4.7 million were invested in U.S. Government-sponsored enterprises as of December 31, 2014.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.14 billion and $1.07 billion as of September 30, 2015 and December 31, 2014, respectively.

As of September 30, 2015, $485.7 million, or 42.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $503.1 million, or 47.1%, of our available-for-sale securities as of December 31, 2014. To reduce our income tax burden, $193.2 million, or 16.9%, of our available-for-sale securities portfolio as of September 30, 2015, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $176.6 million, or 16.6%, of our available-for-sale securities as of December 31, 2014. Also, we had approximately $410.5 million, or 36.0%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2015, compared to $336.1 million, or 31.5%, of our available-for-sale securities as of December 31, 2014.

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

Deposits

Our deposits averaged $5.85 billion and $5.79 billion for the three and nine-month periods ended September 30, 2015. Total deposits as of September 30, 2015 were $5.95 billion, for an annualized increase of 13.0% from December 31, 2014. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. Additionally, we participate in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks for the purpose of giving our customers the potential for FDIC insurance of up to $50.0 million. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are our customer relationships that management views as core funding. We also participate in the One-Way Buy Insured Cash Sweep (“ICS”) service, which provides for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

Table 19 reflects the classification of the brokered deposits as of September 30, 2015 and December 31, 2014.

Table 19: Brokered Deposits

	September 30, 2015	December 31, 2014
	(In thousands)
Time Deposits	$55,000	$5,000
CDARS	28,851	28,551
ICS Checking Deposits	61,591	—
ICS Savings Deposits	24,898	—

Total Brokered Deposits	$170,340	$33,551

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

Table 20 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2015 and 2014.

Table 20: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2015		2014
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,371,924	—%	$1,148,923	—%
Interest-bearing transaction accounts	2,717,417	0.01	2,437,794	0.21
Savings deposits	439,862	1.30	397,473	0.11
Time deposits:
$100,000 or more	762,285	0.50	697,821	0.68
Other time deposits	558,710	0.40	617,951	0.43

Total	$5,850,198	0.21%	$5,299,962	0.24%

	Nine Months Ended September 30,
	2015		2014
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,315,160	—%	$1,068,626	—%
Interest-bearing transaction accounts	2,695,967	0.01	2,444,111	0.20
Savings deposits	420,341	1.39	365,852	0.08
Time deposits:
$100,000 or more	745,071	0.56	753,874	0.66
Other time deposits	613,468	0.42	653,381	0.43

Total	$5,790,007	0.22%	$5,285,844	0.25%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $42.3 million, or 24.0%, from $176.5 million as of December 31, 2014 to $134.1 million as of September 30, 2015.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.22 billion and $698.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, all $1.22 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $654.9 million and $905.6 million as of September 30, 2015 and December 31, 2014, respectively. Maturities of borrowings as of September 30, 2015 include: 2015 – $11.0 million; 2016 – $15.1 million; 2017 – $760.5 million; 2018 – $169.4 million; 2019 – $128.2 million; after 2019 – $131.9 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of September 30, 2015 and December 31, 2014.

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

Stockholders’ Equity

Stockholders’ equity was $1.09 billion at September 30, 2015 compared to $1.02 billion at December 31, 2014, an annualized increase of 10.0%. As of September 30, 2015 and December 31, 2014, our equity to asset ratio was 12.8% and 13.7%, respectively. Book value per share was $16.05 as of September 30, 2015, compared to $15.03 as of December 31, 2014, a 9.1% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.15 per share and $0.10 per share for each of the three-month periods ended September 30, 2015 and 2014, respectively. We declared cash dividends on our common stock of $0.40 per share and $0.25 per share for each of the nine-month periods ended September 30, 2015 and 2014, respectively. The common stock dividend payout ratio for the three months ended September 30, 2015 and 2014 was 28.44% and 24.28%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2015 and 2014 was 26.86% and 19.75%, respectively. For the fourth quarter of 2015, the Board of Directors declared a regular $0.15 per share quarterly cash dividend payable December 2, 2015, to shareholders of record November 11, 2015.

Stock Repurchase Program. During the first nine months of 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During the first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased during the second or third quarters of 2015. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at September 30, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2015 and December 31, 2014, we met all regulatory capital adequacy requirements to which we were subject.

Table 21 presents our risk-based capital ratios as of September 30, 2015 and December 31, 2014.

Table 21: Risk-Based Capital

	As of September 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,091,278	$1,015,292
Goodwill and core deposit intangibles, net	322,162	(345,762)
Unrealized (gain) loss on available-for-sale securities	8,114	(7,009)
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,421,554	662,521
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	1,480,554	721,521

Tier 2 capital
Qualifying allowance for loan losses	63,659	55,011

Total Tier 2 capital	63,659	55,011

Total risk-based capital	$1,544,213	$776,532

Average total assets for leverage ratio	$7,901,144	$7,000,248

Risk weighted assets	$6,973,465	$5,747,191

Ratios at end of period
Common equity Tier 1 capital	10.80%	N/A
Leverage ratio	10.28	10.31%
Tier 1 risk-based capital	11.65	12.55
Total risk-based capital	12.56	13.51
Minimum guidelines
Common equity Tier 1 capital	4.50%	N/A
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	6.00	4.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	N/A
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	6.00
Total risk-based capital	10.00	10.00

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

The Company experienced a $2.9 million increase in the provision for loan losses for non-covered loans during the third quarter of 2015 versus 2014. This expected increase is primarily a reflection of the organic loan growth generated during 2015. The Company experienced a $2.0 million decrease in the provision for loan losses for non-covered loans during the first nine months of 2015 versus 2014. Included in the 2014 three and nine-month periods was $2.9 million of provision for loan losses associated with purchased credit impaired loans acquired. The expected decrease from the nine months ended 2014, is primarily a reflection of a slowdown from 2014 to 2015 in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment offset by the organic loan growth generated during 2015. Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all loans acquired being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. Traditionally, there is a large migration of these loans during the first year after acquisition, which can create an elevated provision for loan losses as was the case during 2014 with respect to the Liberty acquisition. As the acquired loans mature and are renewed as new credits, management evaluates the credit risk associated with these new credit decisions and determines the required allowance for loan loss for these new originated loans using the allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K.

We had $1.36 billion of purchased non-covered loans, which includes $134.1 million of discount for credit losses on non-covered loans acquired, at September 30, 2015. We had $1.77 billion of purchased non-covered loans, which includes $139.7 million of discount for credit losses on non-covered loans acquired, at December 31, 2014. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 22 through 26 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 22: Non-GAAP Earnings

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
GAAP net income	$35,741	$27,371	$100,766	$83,137

Accretion to net interest income	(13,086)	(13,465)	(34,388)	(45,120)
Provision for loan losses	3,606	1,315	8,976	14,368
FDIC indemnification amortization	1,994	6,947	8,152	18,313
FDIC true-up accrual	383	383	1,148	1,020
Amortization of intangible assets	988	1,153	3,217	3,467
Gain on acquisitions	—	—	1,635	—
Merger and acquisition expenses	474	3,772	1,891	4,727
Tax impact of the above items	3,428	(64)	5,694	1,960

Non-GAAP impact to net income	(2,213)	41	(3,675)	(1,265)

Non-GAAP net income	$33,528	$27,412	$97,091	$81,872

GAAP diluted earnings per share	$0.52	$0.41	$1.48	$1.26
Impact of purchase accounting, net of tax	(0.03)	—	(0.05)	(0.02)

Non-GAAP diluted earnings per share	$0.49	$0.41	$1.43	$1.24

Average diluted shares outstanding	68,081	66,616	67,971	65,889

(1)	Provision for loan losses is shown net of provision for purchased credit impaired loans.

Table 23: Average Yield on Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest income on loans receivable – FTE	$88,854	$76,024	$246,914	$226,674
Purchase accounting accretion	12,852	13,326	33,755	44,710

Non-GAAP interest income on loans receivable – FTE	$76,002	$62,698	$213,159	$181,964

Average loans	$5,800,688	$4,661,600	$5,461,573	$4,498,643
Average purchase accounting loan discounts (1)	148,747	233,014	163,984	257,205

Average loans (non-GAAP)	$5,949,435	$4,894,614	$5,625,557	$4,755,848

Average yield on loans (reported)	6.08%	6.47%	6.04%	6.74%
Average contractual yield on loans (non-GAAP)	5.07	5.08	5.07	5.12

(1)	Balance includes $134.1 million of discount of credit losses for non-covered loans acquired as of September 30, 2015.

Table 24: Average Cost of Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest expense on deposits	$3,045	$3,243	$9,614	$9,722
Amortization of time deposit (premiums)/discounts, net	234	139	633	410

Non-GAAP interest expense on deposits	$3,279	$3,382	$10,247	$10,132

Average deposits	$4,478,274	$4,151,039	$4,474,847	$4,217,218
Average unamortized CD (premium)/discount, net	(1,107)	(262)	(1,062)	(126)

Average deposits (non-GAAP)	$4,477,167	$4,150,777	$4,473,785	$4,217,092

Average cost of deposits (reported)	0.27%	0.31%	0.29%	0.31%
Average contractual cost of deposits (non-GAAP)	0.29	0.32	0.31	0.32

Table 25: Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net interest income – FTE	$93,042	$80,334	$261,296	$238,592
Total purchase accounting accretion	13,086	13,465	34,388	45,120

Non-GAAP net interest income – FTE	$79,956	$66,869	$226,908	$193,472

Average interest-earning assets	$7,340,286	$6,063,518	$6,999,554	$5,895,975
Average purchase accounting loan discounts (1)	148,747	233,014	163,984	257,205

Average interest-earning assets (non-GAAP)	$7,489,033	$6,296,532	$7,163,538	$6,153,180

Net interest margin (reported)	5.03%	5.26%	4.99%	5.41%
Net interest margin (non-GAAP)	4.24	4.21	4.23	4.20

(1)	Balance includes $134.1 million of discount of credit losses for non-covered loans acquired as of September 30, 2015.

Table 26: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of September 30, 2015
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$4,543,413	$1,356,762	$5,900,175
Loan balance reported plus discount (B)	4,543,413	1,490,893	6,034,306

Allowance for loan losses for non-covered loans (C)	60,581	—	60,581
Discount for credit losses on non-covered loans acquired (D)	—	134,131	134,131

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$60,581	$134,131	$194,712

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.33%	N/A	1.03%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	9.00%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.23%

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

We had $341.6 million, $346.3 million, and $334.3 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 27 through 31, respectively.

Table 27: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
GAAP net income	$35,741	$27,371	$100,766	$83,137
Intangible amortization after-tax	600	701	1,955	2,107

Earnings excluding intangible amortization	$36,341	$28,072	$102,721	$85,244

GAAP diluted earnings per share	$0.52	$0.41	$1.48	$1.26
Intangible amortization after-tax	0.01	0.01	0.03	0.03

Diluted earnings per share excluding intangible amortization	$0.53	$0.42	$1.51	$1.29

Table 28: Tangible Book Value Per Share

	As of September 30, 2015	As of December 31, 2014
	(In thousands, except per share data)
Book value per share: A/B	$16.05	$15.03
Tangible book value per share: (A-C-D)/B	11.03	9.90

(A) Total equity	$1,091,278	$1,015,292
(B) Shares outstanding	68,000	67,571
(C) Goodwill	$322,728	$325,423
(D) Core deposit and other intangibles	18,828	20,925

Table 29: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Return on average assets: A/C	1.72%	1.56%	1.71%	1.63%
Return on average assets excluding intangible amortization: B/(C-D)	1.83	1.68	1.82	1.76

(A) Net income	$35,741	$27,371	$100,766	$83,137
Intangible amortization after-tax	600	701	1,955	2,107

(B) Earnings excluding intangible amortization	$36,341	$28,072	$102,721	$85,244

(C) Average assets	$8,230,837	$6,970,925	$7,893,646	$6,819,775
(D) Average goodwill, core deposits and other intangible assets	342,009	334,413	343,099	326,747

Table 30: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Return on average equity: A/C	13.23%	11.58%	12.86%	12.48%
Return on average tangible equity excluding intangible amortization: B/(C-D)	19.76	18.46	19.49	20.21

(A) Net income	$35,741	$27,371	$100,766	$83,137
(B) Earnings excluding intangible amortization	36,341	28,072	102,721	85,244
(C) Average equity	1,071,793	937,794	1,047,857	890,583
(D) Average goodwill, core deposits and other intangible assets	342,009	334,413	343,099	326,747

Table 31: Tangible Equity to Tangible Assets

	As of September 30, 2015	As of December 31, 2014
	(Dollars in thousands)
Equity to assets: B/A	12.82%	13.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.17	9.48

(A) Total assets	$8,515,553	$7,403,272
(B) Total equity	1,091,278	1,015,292
(C) Goodwill	322,728	325,423
(D) Core deposit and other intangibles	18,828	20,925

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2015, our cash and cash equivalents were $228.7 million, or 2.7% of total assets, compared to $112.5 million, or 1.5% of total assets, as of December 31, 2014. Our available-for-sale investment securities and federal funds sold were $1.14 billion as of September 30, 2015 and $1.07 billion as of December 31, 2014.

Our investment portfolio is comprised of approximately 84.0% or $1.23 billion of securities which mature in less than five years. As of September 30, 2015 and December 31, 2014, $1.18 billion and $1.23 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2015, our total deposits were $5.95 billion, or 69.9% of total assets, compared to $5.42 billion, or 73.3% of total assets, as of December 31, 2014. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with two other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of both September 30, 2015 and December 31, 2014. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $1.22 billion and $698.0 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, all $1.22 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $654.9 million and $905.6 million as of September 30, 2015 and December 31, 2014, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2015, our gap position was liability sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 0.5%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is lower than that of the liability base. As a result, our net interest income will have a negative effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2015.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$108,394	$—	$—	$—	$—	$—	$—	$108,394
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	170,830	92,266	70,709	89,419	164,745	455,410	422,975	1,466,354
Loans receivable, net	1,346,451	434,938	497,261	872,580	934,544	1,494,136	362,020	5,941,930

Total earning assets	1,625,675	527,204	567,970	961,999	1,099,289	1,949,546	784,995	7,516,678

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	221,444	269,909	404,864	809,728	520,914	506,403	497,460	3,230,722
Time deposits	190,047	179,067	247,211	419,931	187,667	85,700	2,720	1,312,343
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	134,142	—	—	—	—	—	—	134,142
FHLB borrowed funds	690,054	5,115	166	15,349	75,467	426,495	3,506	1,216,152
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,296,513	454,091	652,241	1,245,008	784,048	1,018,598	503,686	5,954,185

Interest rate sensitivity gap	$329,162	$73,113	$(84,271)	$(283,009)	$315,241	$930,948	$281,309	$1,562,493

Cumulative interest rate sensitivity gap	$329,162	$402,275	$318,004	$34,995	$350,236	$1,281,184	$1,562,493
Cumulative rate sensitive assets to rate sensitive liabilities	125.4%	123.0%	113.2%	101.0%	107.9%	123.5%	126.2%
Cumulative gap as a % of total earning assets	4.4%	5.4%	4.2%	0.5%	4.7%	17.0%	20.8%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2015, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Among other things, the Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), which has broad regulatory and enforcement powers over consumer financial products and services. Banks with total assets of more than $10 billion are subject to certain capital testing regulations which are not applicable to smaller banks, and further, the CFPB has exclusive or primary authority to examine banks with more than $10 billion for, and enforce compliance with, the federal consumer financial protection laws. As of September 30, 2015, our bank subsidiary had $8.48 billion in assets. On a pro-forma basis, excluding the effects of any purchase accounting adjustments, our bank subsidiary would have had $9.01 billion in assets as of September 30, 2015. In the event that our bank subsidiary’s total assets exceed $10 billion at the end of four consecutive quarters in the future, the bank subsidiary would become subject to additional requirements and regulations and CFPB supervision, examination and enforcement. We expect that our bank subsidiary would have increased compliance costs as a result of such a change in status, which could affect our operating results.

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

HOME BANCSHARES, INC.

(Registrant)

Date:	November 5, 2015	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	November 5, 2015	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer