Form 10-K
period 2015-12-31
HOME BANCSHARES INC
filed 2016-02-26
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2015

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2015, was $2.08 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $36.56.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 70,202,170 shares as of February 19, 2016.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2016 Annual Meeting to be held on April 21, 2016.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2015

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

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we”, “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB”. We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank (the “Bank”). The Bank has branch locations in Arkansas, Florida, South Alabama and a loan production office in New York City. Although the Company has a diversified loan portfolio, at December 31, 2015 and 2014, commercial real estate loans represented 60.0% and 57.2% of gross loans and 332.4% and 285.2% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Total assets	$9,289,122	$7,403,272	$6,811,861
Total deposits	6,438,509	5,423,971	5,393,046
Total revenue (interest income plus non-interest income)	442,934	380,650	257,491
Net income	138,199	113,063	66,520

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage”). Heritage was acquired through an FDIC-assisted transaction without loss share. In 2013, we acquired Liberty Bancshares, Inc. headquartered in Jonesboro, Arkansas. During 2014, we acquired Florida Traditions Bank headquartered in Dade City, Florida and Broward Financial Holdings, Inc. headquartered in Fort Lauderdale, Florida. During 2015, we acquired Doral Bank’s Florida Panhandle operations (“Doral Florida”), a pool of national commercial real estate loans, and Florida Business BancGroup, Inc., headquartered in Tampa, Florida. In connection with the acquisition of the pool of national commercial real estate loans, we opened a loan production office in New York City and created Centennial Commercial Finance Group (“Centennial CFG”).

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following are the financial details concerning our acquisitions during the previous five years.

Acquisition of Vision Bank – On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement (the “Vision Agreement”), dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision (“Park”), and Vision. As a result of the acquisition, the Company had an opportunity to increase its deposit base and reduce transaction costs. The Company also reduced costs through economies of scale.

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

FDIC Acquisition of Heritage Bank – On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage Bank from the FDIC. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss-sharing agreement with the FDIC.

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

Acquisition of Premier Bank – On December 1, 2012, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank (“Premier”), a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to an Asset Purchase Agreement (the “Premier Agreement”) with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company then merged Premier with and into Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition.

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

Acquisition of Broward Financial Holdings, Inc. – On October 23, 2014, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce (“Broward Bank”), and merged Broward Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger (the “Broward Agreement”) dated July 30, 2014 by and among Home BancShares, Centennial Bank, Broward, Broward Bank and an acquisition subsidiary of Home BancShares, the shareholders of Broward received approximately $30.2 million of the Company’s common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. The Company has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. At December 31, 2014, the Company had recorded a fair value of zero for the potential additional consideration.

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

Acquisition of Doral Bank’s Florida Panhandle operations – On February 27, 2015, the Company’s banking subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets.

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

Acquisition of Pool of National Commercial Real Estate Loans – On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial CFG. The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG plans to build out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of pool of national commercial real estate loans.

Acquisition of Florida Business BancGroup, Inc. – On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 2,079,854 shares of its common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Including the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $564.5 million in total assets, $408.3 million in loans after $14.1 million of loan discounts, and $472.0 million in deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of FBBI.

Our Management Team

The following table sets forth, as of December 31, 2015, information concerning the individuals who are our executive officers.

		Positions Held with	Positions Held with
Name	Age	Home BancShares, Inc.	Centennial Bank
John W. Allison	69	Chairman of the Board	Chairman of the Board

C. Randall Sims	61	Chief Executive Officer, President and Director	Director

Brian S. Davis	50	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	41	Chief Accounting Officer and Investor Relations Officer	Chief Accounting Officer

Kevin D. Hester	52	Chief Lending Officer	Chief Lending Officer and Director

J. Stephen Tipton	34	Chief Operating Officer	Chief Operating Officer

Tracy M. French	54	Director	Chief Executive Officer, President and Director

Donna J. Townsell	45	Senior Executive Vice President	Senior Executive Vice President

Robert F. Birch, Jr.	65	—	Regional President

Russell D. Carter, III	40	—	Regional President

Jim Haynes	49	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•	Strategic acquisitions – Strategic acquisitions have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions, although we may expand into other areas if attractive financial opportunities in other market areas arise. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•	Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Additionally, through the creation of Centennial CFG, we are building out a national lending platform focusing on commercial real estate plus commercial and industrial loans and have plans to open a deposit-only branch location in New York City in 2016. Overall, we expect the organic loan growth we experienced in 2015 to continue in all of our markets as the economic environment has improved.

•	De novo branching – As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2015, no de novo branches were opened. We will continue to evaluate opportunities during 2016 in our contiguous markets and make those decisions on a case by case basis in the best interest of the shareholders.

Community Banking Philosophy

Our community banking philosophy consists of four basic principles:

•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.

These principles, which make up our community banking philosophy, are the driving force for our business. As we streamlined our legacy business into an efficient banking network and have integrated new acquisitions, we have preserved lending authority with local management in most cases by using community bank boards that maintain an integral connection to the communities we serve. These community bank boards are generally empowered with lending authority of up to $6.0 million in their respective geographic areas. This allows us to capitalize on the strong relationships that these individuals and our local bank officers have in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•	Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in the FDIC-assisted and non-FDIC-assisted acquisitions. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. During 2015, we acquired Doral Florida and FBBI and converted them into our operating systems. In addition, upon conversion, we closed all five Doral Florida branch locations as we already operated 29 branch locations in the Florida Panhandle. These conversions and closures will provide tremendous opportunities for improved profitably as a result of cost savings because of the economies of scale for the combined companies. Additionally, during 2015, we created Centennial CFG who is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As we work out the problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in these newly acquired markets. Our core efficiency ratio has improved from 59.4% for the year ended 2008 to 39.5% for the year ended 2015. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, increasing revenue from organic loan growth, improving our cost savings from the acquisitions, implementing our efficiency study initiatives, streamlining the processes in our lending and retail operations and improving our purchasing power.

•	Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets. Specifically, as a result of the creation of Centennial CFG, we were able to hire a group of experienced lenders with knowledge of the New York business climate and national commercial lending platforms, which presents us with a tremendous opportunity for loan growth.

•	Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well-capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels above the regulatory capital requirements through our focus on these governing principles, which historically has allowed us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas

As of December 31, 2015, we conducted business principally through 79 branches in Arkansas, 61 branches in Florida, six branches in Alabama and a loan production office in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2015, was comprised as follows:

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,968,147	$188	$2,968,335	44.7%
Construction/land development	943,095	1,692	944,787	14.2
Agricultural	75,027	—	75,027	1.1
Residential real estate loans
Residential 1-4 family	1,130,714	59,565	1,190,279	17.9
Multifamily residential	429,872	384	430,256	6.5

Total real estate	5,546,855	61,829	5,608,684	84.4
Consumer	52,258	—	52,258	0.8
Commercial and industrial	850,357	230	850,587	12.9
Agricultural	67,109	—	67,109	1.0
Other	62,822	111	62,933	0.9

Total	$6,579,401	$62,170	$6,641,571	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 36.9% owner occupied 1-4 family properties and approximately 43.3% non-owner occupied 1-4 family properties (rental) as of December 31, 2015. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Consumer. While our focus is on service to small and medium-sized businesses, we also make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. When secured, we may independently assess the value of the collateral using a third-party valuation source.

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 53.2% inventory/accounts receivable (“AR”) financing, 21.8% equipment/vehicle financing and 25.0% other, including letters of credit at less than 1%, as of December 31, 2015. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2015, the maximum amount outstanding to a single borrower was $137.7 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on the Bank’s books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $25,000 to $1.0 million for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million secured and $500,000 unsecured.

•	Directors’ Loan Committee. Each region throughout our bank subsidiary has a Directors’ Loan Committee consisting of outside directors and senior lenders of that region. Generally, each region requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Regional Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6.0 million secured and $500,000 unsecured.

•	Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of three outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the Bank. The Executive Loan Committee has approval authority up to the in-house consolidated lending limit of $20.0 million.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 20 separate relationships that exceed this in-house limit.

Deposits and Other Sources of Funds

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and small businesses, and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Additionally, our policy also permits the acceptance of brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Banks of Dallas, the Federal Reserve Bank Discount Window and other borrowings. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us.

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

The offices of Centennial Insurance Agency are currently located in Jacksonville, Cabot and Conway, Arkansas.

Centennial Insurance Agency writes policies for commercial and personal lines of business including insurance for property, casualty, life, health and employee benefits. It is subject to regulation by the Arkansas Insurance Department.

Cook Insurance Agency, Inc. is an independent insurance agency, originally founded in 1913 and acquired November 19, 2010, by Centennial Bank during the FDIC acquisition of Gulf State Community Bank. Cook Insurance Agency writes policies for commercial and personal lines of business including life insurance. It is subject to regulation by the Florida Insurance Department. The offices of Cook Insurance Agency are located in Apalachicola and Crawfordville, Florida.

The Company may merge the book of business of Cook Insurance Agency into the Centennial Insurance Agency at some point in the future.

Trust Services

The Centennial Bank trust department offers a broad array of trust services. These trust services, focusing primarily on personal trusts, corporate trusts and employee benefit trusts.

Competition

As of December 31, 2015, we conducted business through 146 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Baxter, Cleburne, Independence, Stone, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell Counties in Arkansas and Monroe, Hillsborough, Leon, Bay, Franklin, Gulf, Broward, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Polk, Walton, Calhoun, Gadsden, Hernando, Lake, Liberty, Okaloosa, Pinellas, Santa Rosa, Sarasota, Seminole, Wakulla, Counties in Florida and Baldwin County in Alabama. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in Arkansas and Florida, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2015, we had 1,424 full-time equivalent employees. Except for any employees acquired in future acquisitions, we expect that our 2016 staffing levels will be slightly lower than those at year end 2015 as we continue to achieve efficiencies throughout our Company. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Under the Bank Holding Company Act, if well-capitalized and well managed, we, as well as other bank holding companies located within the states in which we operate, may purchase a bank located outside of those states. Conversely, a well-capitalized and well managed bank holding company located outside of the states in which we operate may purchase a bank located inside those states. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

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

Activities that the Federal Reserve Board has found to be so closely related to banking as to be a proper incident to the business of banking include but are not limited to: factoring accounts receivable; making, acquiring, brokering or servicing loans and usual related activities; leasing personal or real property; operating a non-bank depository institution, such as a savings association; trust company functions; financial and investment advisory activities; conducting securities brokerage activities; underwriting and dealing in government obligations and money market instruments; providing specified management consulting and counseling activities; performing selected data processing services and support services; acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and performing selected insurance underwriting activities.

Support of Subsidiary Institutions. Under the Dodd-Frank Act, we are required to act as a source of financial strength for our bank subsidiary and to commit resources to support the bank. Under current federal law, the Federal Reserve may require us to make capital injections into our bank subsidiary and may charge us with engaging in unsafe and unsound practices if we fail to commit resources to our bank subsidiary or if we undertake actions that the Federal Reserve believes might jeopardize our ability to commit resources to the bank. As a result, an obligation to support our bank subsidiary may be required at times when, without this requirement, we might not be inclined to provide it.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2015 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2015, our Tier 1 risk-based capital ratio was 11.26% and our total risk-based capital ratio was 12.16%. Thus, as of December 31, 2015, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%. As of December 31, 2015, our leverage ratio was 9.91%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. As of December 31, 2015, the Company’s common equity Tier 1 capital ratio was 10.50%. The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. As of December 31, 2015, our capital conservation buffer was zero.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

The Basel III final rule issued by the federal bank regulatory agencies in July 2013 amended the prompt corrective action rules to incorporate a common equity Tier 1 capital requirement and to raise the capital requirements for certain capital categories. These rules are effective as of January 1, 2015. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization will be required to have at least a 10% total risk-based capital ratio, an 6% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

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

Heightened Requirements for Bank Holding Companies with $10 Billion or More in Assets

Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets. Following the fourth consecutive quarter (and any applicable phase-in period) where our or our bank subsidiary’s total consolidated assets, as applicable, equal or exceed $10 billion, we or our bank subsidiary, as applicable, will, among other requirements:

•	be required to perform annual stress tests as follows: In October 2012, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, the Federal Reserve and the FDIC published final rules regarding company-run stress testing. These rules require bank holding companies and banks with average total consolidated assets greater than $10 billion to conduct an annual company-run stress test of capital, consolidated earnings and losses under one base and at least two stress scenarios provided by the federal bank regulators. Neither we nor our bank subsidiary is currently subject to the stress testing requirements, but we expect that once we are subject to those requirements, the Federal Reserve, the FDIC and the Arkansas State Bank Department will consider our results as an important factor in evaluating our capital adequacy, and that of our bank subsidiary, in evaluating any proposed acquisitions and in determining whether any proposed dividends or stock repurchases by us or by our bank subsidiary may be an unsafe or unsound practice;

•	be required to establish a dedicated risk committee of our board of directors responsible for overseeing our enterprise-wide risk management policies, which must be commensurate with our capital structure, risk profile, complexity, activities, size and other appropriate risk-related factors, and including as a member at least one risk management expert;

•	calculate our FDIC deposit assessment base using the performance score and a loss-severity score system as follows: For institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances; and

•	be examined for compliance with federal consumer protection laws primarily by the CFPB.

Beginning on July 1 of the calendar year following the year in which our total consolidated assets pass the $10 billion threshold, we will also become subject to the so-called Durbin Amendment to the Dodd-Frank Act relating to debit card interchange fees, called “swipe fees.” Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. Currently, we are exempt from the Durbin Amendment’s limitations on interchange fees because we and our bank subsidiary have total consolidated assets of less than $10 billion.

While neither we nor our bank subsidiary are currently subject to the above requirements, we have begun analyzing these rules to ensure we are prepared to comply with the rules if and when they become applicable to us. We believe they could become applicable to us as early as 2017.

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

In April 2011, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2016, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

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

As the provisions of the Dodd-Frank Act and the regulations promulgated under the act are implemented, there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies have intensified their response to concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.

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

If we exceed $10 billion in assets, we will be subject to increased regulatory requirements, which could materially and adversely affect us.

Based on our historic organic growth rates, we expect that our total assets and our bank subsidiary’s total assets could exceed $10 billion during 2016. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank subsidiary is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, our bank subsidiary will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2015, we earned $20.4 million in debit card interchange fees.

In anticipation of becoming subject to the heightened regulatory requirements, we have begun to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank subsidiary’s total assets equal or exceed $10 billion at the end of four consecutive quarters. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

Although general economic conditions nationally and locally in our market areas have improved in recent years, we cannot be certain that the recent positive economic trends will continue. The improvement of certain economic indicators, such as real estate asset values, rents and unemployment, may vary between geographic markets and may continue to lag behind improvement in the overall economy. These economic indicators typically affect certain industries, such as real estate and financial services, more significantly than other economic sectors. If the positive movement in these economic indicators in our market areas subsides or conditions once again worsen, the adverse effects of an economic downturn on us, our customers and the other financial institutions in our market may result in increased foreclosures, delinquencies and customer bankruptcies as well as more restricted access to funds. Any such negative events may have an adverse effect on our business, financial condition, results of operations and stock price.

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

While the banking system in the United States has substantially stabilized, it is unknown whether these legislative and regulatory initiatives will produce broad, long-term stability, particularly if conditions in the real estate markets worsen or if any significant negative economic developments occur as a result of fiscal and political uncertainties in the United States and abroad. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

Effective April 1, 2011, the FDIC approved a final rule implementing additional changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act. The final rule, among other things, changes the assessment base for insured institutions, suspends indefinitely certain requirements of the FDIC to pay dividends from the DIF to prevent the DIF from becoming unnecessarily large and adopts, in place of the dividends, progressively lower assessment rate schedules when the reserve ratio exceeds certain levels. Additionally, the final rule changes the method of calculating assessment rates for large institutions and highly complex institutions. If our bank subsidiary exceeds $10 billion in total assets, we will become subject to these changes to the method of calculating assessment rates.

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. There is no guarantee that our assessment rate will not increase in the future. Additionally, if there continue to be bank or financial institution failures or the recently adopted changes do not have their desired effect of strengthening the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, which would increase our noninterest expense.

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

As of December 31, 2015, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 102.3% and our cumulative repricing gap position was 1.1% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 31.2% of our $6.64 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 53.5% of our loans receivable and 71.2% of our time deposits at December 31, 2015, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2015, our allowance for loan losses for non-covered loans was approximately $66.6 million, or 1.01% of our total loans receivable not covered by loss share, a decrease of 0.08% from December 31, 2014. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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

Our high concentration of real estate loans exposes us to increased lending risk.

As of December 31, 2015, the primary composition of our total loan portfolio was as follows:

•	commercial real estate loans (excludes construction/land development) of $3.04 billion, or 45.8% of total loans;

•	construction/land development loans of $944.8 million, or 14.2% of total loans;

•	commercial and industrial loans of $850.6 million, or 12.9% of total loans;

•	residential real estate loans of $1.62 billion, or 24.4% of total loans;

•	consumer loans of $52.3 million, or 0.8% of total loans; and

•	agricultural (non-real estate) loans of $67.1 million, or 1.0% of total loans.

Commercial real estate, construction/land development and commercial and industrial loans, which comprised 72.9% of our total loan portfolio as of December 31, 2015, expose us to a greater risk of loss than our residential real estate and consumer loans, which comprised 25.2% of our total loan portfolio as of December 31, 2015. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Approximately 87.0% of our loans as of December 31, 2015, are to borrowers in Alabama, Arkansas and Florida, the three states in which we have our primary market areas. An adverse development with respect to the market conditions of these specific market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

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

We have 84.4% of our loans as real estate loans primarily in Arkansas, Florida and South Alabama, and this poses a concentration risk, especially if the Florida area does not continue to improve or once again deteriorates resulting in depressed sales prices and low sales, combined with increased delinquencies and foreclosures on residential and commercial real estate loans.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

During the latter years of the last decade, our Florida markets experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions contributed to increased non-performing loans and reduced asset quality during this time period. While market conditions in our Florida markets have improved in recent years leading to resulting improvements in our non-performing loans and asset quality, any similar future economic downturn or deterioration in real estate value could cause us to incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These effects, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2015, non-covered loans in the Florida market totaled $2.21 billion, or 33.6% of our non-covered loans receivable. Of the Florida loans for which we do not have loss-sharing, approximately 87.5% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2015, the legal lending limit of our bank subsidiary for secured loans was approximately $170.3 million. Currently, our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. Currently, we have a total of $1.18 billion committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Brian S. Davis, J. Stephen Tipton and Kevin D. Hester plus Centennial Bank Chief Executive Officer and President, Tracy M. French, and our regional Centennial Bank presidents Robert F. Birch, Russell D. Carter, III and Jim F. Haynes, Jr. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. Because we do not have employment agreements or non-compete agreements with our executive officers and regional bank presidents, these employees are free to resign at any time and accept an employment offer from another company, including a competitor. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

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

Our loss-sharing agreements with the FDIC limit our ability to enter into certain change of control transactions, including the sale of significant amounts of our common stock by us or our shareholders, without the consent of the FDIC.

The loss-sharing agreements we entered into with the FDIC in connection with our FDIC-assisted acquisitions require the consent of the FDIC in connection with certain change of control transactions, including the sale by the Company or by any individual shareholder, or group of shareholders acting in concert, of shares of our common stock totaling more than 9% of our outstanding common stock. This requirement could restrict or delay our ability to raise additional capital to fund acquisition or growth opportunities or for other purposes, or to pursue a merger or consolidation transaction that management may believe is in the best interest of our shareholders. This could also restrict or delay the ability of our shareholders to sell a substantial amount of our shares. In addition, if such a transaction were to occur without the FDIC’s consent, we could lose the benefit of the loss-share coverage provided by these agreements for certain covered assets.

There may be undiscovered risks or losses associated with our bank acquisitions which would have a negative impact upon our future income.

Our growth strategy includes strategic acquisitions of banks. We have acquired 19 banks since we started our first subsidiary bank in 1999, including a total of 12 banks from 2010 through 2014 and two additional banks in 2015, and we will continue to consider strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or the allowance for loan losses may not be adequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

Although in connection with our 2010 FDIC-assisted acquisitions we entered into loss-sharing agreements with the FDIC, which provide that a significant portion of losses related to specified loan portfolios we acquired will be indemnified by the FDIC, we are not protected from all losses resulting from charge-offs with respect to those specified loan portfolios. Additionally, the loss-sharing agreements have limited terms, which began to expire in 2015; therefore, any charge-off of related losses that we experience after the term of the loss-sharing agreements will not be reimbursed by the FDIC and will negatively impact our net income.

The expiration of our loss-sharing agreements in connection with our 2010 FDIC-assisted acquisitions may result in write-downs to our FDIC indemnification asset to the extent expected loan losses do not occur within the loss share coverage window, which could have a material adverse effect on our financial condition.

In conjunction with our FDIC-assisted transactions, we entered into loss-sharing agreements with the FDIC which cover realized losses on loans, foreclosed real estate and certain other assets. These agreements are recorded as assets on our consolidated balance sheet to the extent of the expected loss share indemnification. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should we choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss share based on the credit adjustments estimated for each loan pool and the loss share percentages.

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

We face substantial competition in all phases of our operations from a variety of different competitors. We experience strong competition, not only from commercial banks, savings and loan associations and credit unions, but also from mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial services providers operating in or near our market areas. We compete with these institutions both in attracting deposits and in making loans.

Many of our competitors are much larger national and regional financial institutions. We may face a competitive disadvantage against them as a result of our smaller size and resources and our lack of geographic diversification. Due to their size, larger competitors can achieve economies of scale and may offer a broader range of products and services or more attractive pricing than us. If we are unable to offer competitive products and services, our business may be negatively affected. Many of our competitors are not subject to the same degree of regulation that we are as an FDIC-insured institution, which gives them greater operating flexibility and reduces their expenses relative to ours. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services.

We also compete against community banks that have strong local ties. These smaller institutions are likely to cater to the same small and mid-sized businesses that we target and to use a relationship-based approach similar to ours. In addition, our competitors may seek to gain market share by pricing below the current market rates for loans and paying higher rates for deposits. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

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

Our directors and executive officers, as a group, beneficially owned 14.9% of our common stock as of December 31, 2015. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

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

As of December 31, 2015, we have $60.8 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock. Moreover, without notice to or consent from the holders of our common stock, we may enter into other financing agreements that limit our ability to purchase or to pay dividends or distributions on our capital stock, including our common stock.

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

If we fail to pay dividends, capital appreciation, if any, of our common stock may be the sole opportunity for gains on an investment in our common stock. In addition, in the event our bank subsidiary becomes unable, due to regulatory restrictions, capital planning needs or otherwise, to pay dividends to us, we may not be able to service our debt, pay our other obligations or pay dividends on our common stock. Accordingly, our inability to receive dividends from our bank subsidiary could also have a material adverse effect on our business, financial condition and results of operations and the value of your investment in our common stock.

Our stock trading volume may not provide adequate liquidity for investors.

Although shares of our common stock are listed for trading on The NASDAQ Global Select Market, the average daily trading volume in the common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of a sufficient number of willing buyers and sellers of the common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the daily average trading volume of our common stock, significant sales of the common stock in a brief period of time, or the expectation of these sales, could cause a decline in the price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

There are currently no unresolved Commission staff comments received by the Company more than 180 days prior to the end of the fiscal year covered by this annual report.

Item 2.	PROPERTIES

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2015, our bank subsidiary owned or leased a total of 79 branches located in Arkansas, 61 branches Florida and six branches in South Alabama. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

Our common stock trades on the NASDAQ Global Select Market under the symbol “HOMB”. The following table sets forth, for all the periods indicated, cash dividends declared, and the high and low closing sale prices for our common stock.

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2015
1st Quarter	$34.65	$28.66	$0.125
2nd Quarter	37.35	32.51	0.125
3rd Quarter	41.19	36.00	0.150
4th Quarter	46.52	39.59	0.150

2014
1st Quarter	$36.42	$29.29	$0.075
2nd Quarter	35.57	28.70	0.075
3rd Quarter	33.78	29.20	0.100
4th Quarter	32.79	28.11	0.100

As of February 19, 2016, there were approximately 1,097 stockholders of record of the Company’s common stock.

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

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2015:

Number of securities
	Number of		remaining available for
	securities to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding shares
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	1,396,784	$25.42	511,044

Equity compensation plans not approved by the stockholders	—	—	—

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2010, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2010 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Home BancShares, Inc.	100.00	118.99	154.59	354.03	308.29	394.15
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank and Thrift	100.00	77.76	104.42	142.97	159.60	162.83

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$377,436	$335,888	$217,126	$177,135	$171,806
Total interest expense	21,724	18,870	14,531	21,535	30,551

Net interest income	355,712	317,018	202,595	155,600	141,255
Provision for loan losses	25,164	22,664	5,180	2,750	3,500

Net interest income after provision for loan losses	330,548	294,354	197,415	152,850	137,755
Non-interest income	65,498	44,762	40,365	47,969	41,309
Non-interest expense	177,555	161,943	133,307	102,368	94,722

Income before income taxes	218,491	177,173	104,473	98,451	84,342
Provision for income taxes	80,292	64,110	37,953	35,429	29,601

Net income	138,199	113,063	66,520	63,022	54,741
Preferred stock dividends and accretion of discount on preferred stock	—	—	—	—	1,828

Net income available to common stockholders	$138,199	$113,063	$66,520	$63,022	$52,913

Per share data:
Basic earnings per common share	$2.02	$1.71	$1.15	$1.12	$0.93
Diluted earnings per common share	2.02	1.70	1.14	1.11	0.92
Diluted earnings per common share excluding intangible amortization(1)	2.05	1.75	1.18	1.14	0.95
Book value per common share	17.11	15.03	12.92	9.17	8.38
Tangible book value per common share(2)(5)	11.41	9.90	7.94	7.43	7.18
Dividends - common	0.550	0.350	0.290	0.290	0.134
Average common shares outstanding	68,308	65,951	57,908	56,274	56,832
Average diluted shares outstanding	68,565	66,331	58,252	56,630	57,224

Performance ratios:
Return on average assets	1.68%	1.63%	1.43%	1.58%	1.50%
Return on average assets excluding intangible amortization(6)	1.79	1.75	1.52	1.66	1.57
Return on average common equity.	12.77	12.34	11.27	12.75	11.77
Return on average tangible common equity excluding intangible amortization(2)(7)	19.37	19.80	15.26	15.87	14.39
Net interest margin(10)	4.98	5.37	5.19	4.70	4.69
Efficiency ratio(3)	40.44	42.67	52.44	47.88	49.13

Asset quality:
Non-performing non-covered assets to total non-covered assets	0.85%	0.79%	1.07%	1.30%	1.53%
Non-performing non-covered loans to total non-covered loans	0.92	0.82	0.91	1.17	1.56
Allowance for loan losses for non-covered loans to non-performing non-covered loans	110.66	132.63	101.95	165.62	189.64
Allowance for loans losses for non-covered loans to total non-covered loans(9)	1.01	1.09	0.93	1.94	2.96
Net charge-offs on loans not covered by loss share to average non-covered loans	0.20	0.19	0.39	0.40	0.26

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$9,289,122	$7,403,272	$6,811,861	$4,242,130	$3,604,117
Investment securities – available-for-sale	1,206,580	1,067,287	1,175,484	726,223	671,221
Investment securities – held-to-maturity	309,042	356,790	114,621	—	—
Loans receivable not covered by loss share	6,579,401	4,817,314	4,194,437	2,331,199	1,760,086
Loans receivable covered by FDIC loss share	62,170	240,188	282,516	384,884	481,739
Allowance for loan losses	69,224	55,011	43,815	50,632	52,129
Intangible assets	399,426	346,348	324,034	97,742	68,283
Non-interest-bearing deposits	1,456,624	1,203,306	991,161	666,414	464,581
Total deposits	6,438,509	5,423,971	5,393,046	3,483,452	2,858,031
Subordinated debentures (trust preferred securities)	60,826	60,826	60,826	28,867	44,331
Stockholders’ equity	1,199,757	1,015,292	840,955	515,473	474,066

Capital ratios:
Common equity to assets	12.92%	13.71%	12.35%	12.15%	13.15%
Tangible common equity to tangible assets(2)(8)	9.00	9.48	7.97	10.08	11.48
Common equity Tier 1 capital	10.50	—	—	—	—
Tier 1 leverage ratio(4)	9.91	10.31	9.38	10.95	12.48
Tier 1 risk-based capital ratio	11.26	12.55	10.88	13.94	17.04
Total risk-based capital ratio	12.16	13.51	11.75	15.20	18.30
Dividend payout - common	27.19	20.49	25.51	25.89	13.90

(1)	Diluted earnings per common share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 33,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 34,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 35,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 36,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 37,” for the non-GAAP tabular reconciliation.
(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for additional information on non-GAAP tabular disclosure.
(10)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2015, 2014 and 2013. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2015, we had, on a consolidated basis, total assets of $9.29 billion, loans receivable, net of $6.57 billion, total deposits of $6.44 billion, and stockholders’ equity of $1.20 billion.

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

Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Total assets	$9,289,122	$7,403,272	$6,811,861
Loans receivable not covered by loss share	6,579,401	4,817,314	4,194,437
Loans receivable covered by FDIC loss share	62,170	240,188	282,516
Allowance for loan losses	69,224	55,011	43,815
FDIC claims receivable	3,192	14,007	19,124
Total deposits	6,438,509	5,423,971	5,393,046
Total stockholders’ equity	1,199,757	1,015,292	840,955
Net income	138,199	113,063	66,520
Basic earnings per share	2.02	1.71	1.15
Diluted earnings per share	2.02	1.70	1.14
Diluted earnings per share excluding intangible amortization (1)	2.05	1.75	1.18
Net interest margin – FTE	4.98%	5.37%	5.19%
Efficiency ratio	40.44	42.67	52.44
Return on average assets	1.68	1.63	1.43
Return on average common equity	12.77	12.34	11.27

(1)	See Table 33 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test revealed there was a projected credit improvement in certain loan pools. As a result of these improvements, we are recognizing additional adjustments to yield over the weighted average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the shorter of the weighted average life of the loans or shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the years ended December 31, 2015, 2014 and 2013:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2014	$34,649	$24,718	$3,490
March 31, 2014	11,432	8,346	1,143
June 30, 2014	23,428	17,330	1,128
September 30, 2014(1)	13,769	8,141	1,003
December 31, 2014	—	—	—
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—
December 31, 2015	—	—	—

Total	$111,800	$58,535	$6,764

(1)	Includes credit improvement in non-covered purchased credit impaired loans of $4.7 million.

Table 3: Financial Impact for the Years Ended December 31, 2015, 2014 and 2013

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Years Ended:
December 31, 2014	$28,128	$(26,523)	$(1,403)
December 31, 2015	23,851	(9,794)	(1,979)

Additional income/expense	$(4,277)	$16,729	$(576)

Years Ended:
December 31, 2013	$13,312	$(11,764)	$(937)
December 31, 2014	28,128	(26,523)	(1,403)

Additional income/expense	$14,816	$(14,759)	$(466)

2015 Overview

Our net income increased 22.2% to $138.2 million for the year ended December 31, 2015, from $113.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings increased 18.8% to $2.02 for the year ended December 31, 2015, as compared to $1.70 for the same period in 2014. Excluding the $1.6 million of one-time gain on acquisition offset by $4.8 million of merger expenses associated with the acquisitions of Doral Bank’s Florida Panhandle operations (“Doral Florida”) and FBBI, net income was $140.1 million and diluted earnings per share for the year ended 2015 was $2.04 per share. Excluding the $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $141.1 million and diluted earnings per share for the year ended 2015 was $2.06 per share. Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Florida Traditions Bank (“Traditions”) and Broward Financial Holdings, Inc. (“Broward”), diluted earnings per share for the year ended 2014 was $1.76 per share. Excluding merger expenses and gain on acquisition, this represents an increase of $0.28 per share or 15.9% for the year ended 2015 when compared to the previous year. Excluding merger expenses and gain on acquisition, net income for the years ended 2015 and 2014 would have been $140.1 million and $117.0 million, respectively, for an increase of $23.1 million or 19.8%. The $23.1 million increase in net income excluding merger expenses and gain on acquisition is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in the costs associated with the asset growth and the increase in provision for loan losses due to organic loan growth during 2015 when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the years ended December 31, 2015 and 2014, we recognized $47.6 million and $60.2 million, respectively in total net accretion for loans and deposits. For additional information on non-GAAP tabular disclosure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31”. Consequently, with a growth of average loan balance of $1.12 billion, yields on total loans and net interest margin for the year ended December 31, 2015 is reduced when compared to the year ended December 31, 2014.

Our net interest margin, on a fully taxable equivalent basis, was 4.98% for the year ended December 31, 2015, compared to 5.37% for the same period in 2014. The non-GAAP margin excluding accretion income was, however, relatively flat at 4.23% and 4.20% for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the effective yield on non-covered loans was 5.67% and 6.01% and covered loans was 18.83% and 17.29%, respectively.

Our return on average assets was 1.68% for the year ended December 31, 2015, compared to 1.63% for the same period in 2014. Our return on average common equity was 12.77% for the year ended December 31, 2015, compared to 12.34% for the same period in 2014. Excluding merger expenses and gain on acquisition, our return on average assets was 1.71% for the year ended December 31, 2015, compared to 1.68% for the same period in 2014. Excluding merger expenses and gain on acquisition, our return on average common equity was 12.94% for the year ended December 31, 2015, compared to 12.77% for the same period in 2014. We have been making notable progress in improving the performance of our legacy and acquired franchises. As a result, excluding merger expenses and acquisition gain, there was a slight improvement in our return on average assets and return on average common equity from 2014 to 2015.

Our efficiency ratio was 40.44% for the year ended December 31, 2015, compared to 42.67% for the same period in 2014. Our core efficiency ratio for the year ended December 31, 2015 was 39.48%, which is improved from the 41.23% for the year ended December 31, 2014. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our organic loan growth and acquisitions plus the realized cost savings from these acquisitions combined with the reduced costs from our recent branch closures. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our total assets increased $1.89 billion, an increase of 25.5%, to $9.29 billion as of December 31, 2015, from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased $1.76 billion, an increase of 36.6%, to $6.58 billion as of December 31, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the 2015 migration of $145.2 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans, the fourth quarter of 2015 acquisition of $422.4 million of FBBI non-covered loans, net of the $14.1 million discount, plus $881.6 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $178.0 million, a reduction of 74.1%, to $62.2 million as of December 31, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the migration of a total of $145.2 million net covered loans to non-covered status during 2015 as a result of the expiration of our five-year loss-share agreements plus normal pay-downs and payoffs. Stockholders’ equity increased $184.5 million, an increase of 18.2%, to $1.20 billion as of December 31, 2015, compared to $1.02 billion as of December 31, 2014. The increase in stockholders’ equity is primarily associated with the $100.6 million increase in retained earnings plus $83.8 million of common stock issued to the FBBI shareholders offset by the $2.8 million of comprehensive losses.

As of December 31, 2015, our non-performing non-covered loans increased to $60.2 million, or 0.92%, of total non-covered loans from $39.6 million, or 0.82%, of total non-covered loans as of December 31, 2014. Our acquisition of FBBI during the fourth quarter of 2015 added $13.6 million to non-performing loans as of December 31, 2015. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 110.66% as of December 31, 2015, compared to 132.63% as of December 31, 2014. Non-performing non-covered loans in Arkansas were $28.3 million at December 31, 2015 compared to $24.5 million as of December 31, 2014. Non-performing non-covered loans in Florida were $31.8 million at December 31, 2015 compared to $14.8 million as of December 31, 2014. Non-performing non-covered loans in Alabama were $132,000 at December 31, 2015 compared to $302,000 as of December 31, 2014.

As of December 31, 2015, our non-performing non-covered assets increased to $78.8 million, or 0.85%, of total non-covered assets from $56.5 million, or 0.79%, of total non-covered assets as of December 31, 2014. Our acquisition of FBBI during the fourth quarter of 2015 added $13.6 million to non-performing assets as of December 31, 2015. Non-performing non-covered assets in Arkansas were $40.3 million at December 31, 2015 compared to $39.2 million as of December 31, 2014. Non-performing non-covered assets in Florida were $37.5 million at December 31, 2015 compared to $17.0 million as of December 31, 2014. Non-performing non-covered assets in Alabama were $892,000 at December 31, 2015 compared to $317,000 as of December 31, 2014.

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

Our net interest margin, on a fully taxable equivalent basis, was 5.37% for the year ended December 31, 2014, compared to 5.19% for the same period in 2013. The numerous purchased credit impaired loan pools which have been determined to have material projected credit improvement as a result of the quarterly impairment testing and the acquisitions of Liberty, Traditions and Broward have significantly changed the mix and metrics on the net interest margin since December 31, 2012. Although there have been many changes since 2012, we continue to remain focused on expanding its net interest margin through opportunities such as improved pricing on interest-bearing deposits. For the years ended December 31, 2014 and 2013, the effective yield on non-covered loans was 6.01% and 6.01% and covered loans was 17.29% and 11.61%, respectively.

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

Our total assets increased $591.4 million, an increase of 8.7%, to $7.40 billion as of December 31, 2014, from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased $622.9 million, an increase of 14.9%, to $4.82 billion as of December 31, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the acquisitions of $241.6 million from Traditions non-covered loans and $121.1 million from Broward non-covered loans plus $260.1 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $42.3 million, a reduction of 15.0%, to $240.2 million as of December 31, 2014, from $282.5 million as of December 31, 2013. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2014. Stockholders’ equity increased $174.3 million, an increase of 20.7%, to $1.02 billion as of December 31, 2014, compared to $841.0 million as of December 31, 2013. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders and $30.2 million of common stock issued to the Broward shareholders combined with the $124.2 million of comprehensive income less the $23.2 million of dividends paid for 2014.

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

Investments – Held-to-Maturity. Securities held-to-maturity, which include any security for which we have the positive intent and ability to hold until maturity, are reported at historical cost adjusted for amortization of premiums and accretion of discounts. Premiums and discounts are amortized and accreted, respectively, to interest income using the constant yield method over the period to maturity.

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

Loans considered impaired, under FASB ASC 310-10-35, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We apply this policy even if delays or shortfalls in payment are expected to be insignificant. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset. We account for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. For covered acquired loans fair value is exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the purchased credit impaired loans acquired, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

Because the FDIC will reimburse us for certain acquired loans should we experience a loss, an indemnification asset is recorded at fair value at the acquisition date. The indemnification asset is recognized at the same time as the indemnified loans, and measured on the same basis, subject to collectability or contractual limitations. The shared-loss agreements on the acquisition date reflect the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflects counterparty credit risk and other uncertainties.

For our FDIC-assisted transactions, shared-loss agreements continue to be measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by FASB ASC Topic 310, Receivables, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income as a reduction of the provision for loan losses. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being amortized into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Income Taxes. We account for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Both we and our subsidiary file consolidated tax returns. Our subsidiary provides for income taxes on a separate return basis, and remits to us amounts determined to be currently payable.

Stock Options. In accordance with FASB ASC 718, Compensation - Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. We recognize compensation expense for the grant-date fair value of the option award over the vesting period of the award.

Acquisitions

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, we completed our acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). We paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 2,079,854 shares of our common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Including the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $564.5 million in total assets, $408.3 million in loans after $14.1 million of loan discounts, and $472.0 million in deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of FBBI.

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, our wholly-owned bank subsidiary, Centennial acquired a pool of national commercial real estate loans from AM PR LLC, an affiliate of J.C. Flowers & Co., totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”). The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of December 31, 2015, Centennial CFG had $715.7 million in total loans net of discount. Centennial CFG currently has plans to build this loan portfolio to $1.2 billion to $1.3 billion by the end of 2016. During 2016, we have plans to open a deposit-only branch location in New York City.

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, our bank subsidiary, Centennial, acquired all the deposits and substantially all the assets of Doral Florida through an alliance agreement with Popular who was the successful lead bidder with the FDIC on the failed Doral Bank of San Juan, Puerto Rico. Including the effects of the purchase accounting adjustments, the acquisition provided us with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. There is no loss-share with the FDIC in the acquired assets. We recorded a bargain purchase gain of $1.6 million, in connection with the Doral Florida acquisition.

Prior to the acquisition, Doral Florida operated five branch locations in Panama City, Panama City Beach and Pensacola, Florida plus a loan production office in Tallahassee, Florida. At the time of acquisition, Centennial operated 29 branch locations in the Florida Panhandle. As a result, we closed all five branch locations during the July 2015 systems conversion and returned the facilities back to the FDIC.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Doral Florida.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, we completed our acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc., parent company of Broward Bank, and merged Broward Bank into Centennial Bank. Under the terms of the Broward Agreement, the shareholders of Broward received approximately $30.2 million of our common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. We have also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. At December 31, 2015, we have recorded a fair value of zero for the potential additional consideration.

Prior to the acquisition, Broward Bank of Commerce operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

As of the acquisition date, Broward’s common equity totaled $20.4 million and we paid a purchase price to the Broward shareholders of approximately $33.6 million for the Broward acquisition. As a result, we paid a multiple of 1.62 of Broward’s book value per share and tangible book value per share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Broward.

Acquisition of Florida Traditions Bank

On July 17, 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Traditions and merged Traditions into Centennial Bank. Under the terms of the Traditions Agreement, the shareholders of Traditions received approximately $39.5 million of our common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to our book value per common share and tangible book value per common share.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Traditions.

Acquisition of Liberty Bancshares, Inc.

On October 24, 2013, we completed the acquisition of all of the issued and outstanding shares of common stock of Liberty, parent company of Liberty Bank, and merged Liberty Bank into Centennial Bank. Under the terms of Liberty Agreement, the shareholders of Liberty received approximately $290.1 million of our common stock valued at the time of the closing, plus approximately $30.0 million in cash, in exchange for all outstanding shares of Liberty common stock. We also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing. The merger significantly increased our deposit market share in Arkansas making us the second largest bank holding company headquartered in Arkansas.

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

FDIC Indemnification Asset

In conjunction with certain FDIC-assisted transactions, we entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should we choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Balance Sheets. Subsequent to the acquisition date, reimbursements received from the FDIC for actual incurred losses will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, will also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets. As the ten-year loss-share agreements approach their expiration dates, there could be unexpected volatility as future expected loan losses might become projected to occur outside of the loss-share coverage reimbursement window.

Table 4 summarizes the activity in our FDIC indemnification asset during the years ended December 31, 2015 and 2014:

Table 4: Changes in FDIC Indemnification Asset

	2015	2014
	(Dollars in thousands)
Beginning balance	$28,409	$89,611
Incurred claims for FDIC covered credit losses	(11,193)	(34,331)
FDIC indemnification accretion/(amortization)	(9,391)	(25,752)
Reduction in provision for loan losses:
Change attributable to FDIC loss share agreements	1,459	(1,119)

Ending balance	$9,284	$28,409

FDIC-Assisted Acquisitions – True-Up

Our purchase and assumption agreements in connection with certain of our FDIC-assisted acquisitions allow the FDIC to recover a portion of the loss share funds previously paid out under the indemnification agreements in the event losses fail to reach the expected loss under a claw back provision. Should the markets associated with any of the banks we acquired through FDIC-assisted transactions perform better than initially projected, the Bank is required to pay this clawback (or “true-up”) payment to the FDIC on a specified date following the tenth anniversary of such acquisition (the “True-Up Measurement Date”).

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

In connection with the Coastal-Bayside, Wakulla and Gulf State acquisitions, the “true-up” payments would be equal to 50% of the excess, if any, of (i) 20% of an intrinsic loss estimate of $121.0 million in the case of Coastal, $24.0 million in the case of Bayside, $73.0 million in the case of Wakulla and $35.0 million in the case of Gulf State, less (ii) the sum of (A) 20% of the net loss amount (the sum of all losses less the sum of all recoveries on covered assets) plus (B) 25% of the asset premium (discount) plus (C) 3.5% of the total loans subject to loss-sharing under the loss-sharing agreements as specified in the schedules to the agreements.

The amount of FDIC-assisted acquisitions true-up accrued at December 31, 2015 and 2014 was $11.4 million and $9.4 million, respectively.

We are currently in the beginning stages of exploring the possibility of terminating the remaining loss-share agreements with the FDIC. At this point, we have not reached an agreement with the FDIC to buy out the loss share.

As of December 31, 2015, we have an indemnification asset of $9.3 million remaining for the acquired loss-share loans. If this transaction with the FDIC were to occur, it would create a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability. While there is no guarantee we can reach an agreement with the FDIC, if we were to reach an agreement with the FDIC during 2016 to buy out the loss share agreements, it is anticipated this transaction will create a negative financial impact to 2016 earnings in the range of approximately $7.5 million to $12.5 million on a pre-tax basis.

If we are able to reach an agreement with the FDIC during 2016, it will create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

Future Acquisitions

In our continuing evaluation of our growth plans, we believe properly priced bank acquisitions can complement our organic growth and de novo branching growth strategies. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions. However, as financial opportunities in other market areas arise, we may expand into those areas.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2016, we have plans to open a deposit-only branch location in New York City.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated over 40 branch locations across our footprint. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. As a result of the study, we closed four Arkansas, one Alabama and six Florida locations during 2015. During 2016, it is expected we will announce additional strategic consolidations where it improves efficiency in certain markets.

We currently have 77 branches in Arkansas, 59 branches in Florida, 6 branches in Alabama and a loan production office in New York City.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

Our net income increased 22.2% to $138.2 million for the year ended December 31, 2015, from $113.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings increased 18.8% to $2.02 for the year ended December 31, 2015, as compared to $1.70 for the same period in 2014. Excluding the $1.6 million of one-time gain on acquisition offset by $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $140.1 million and diluted earnings per share for the year ended 2015 was $2.04 per share. Excluding the $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $141.1 million and diluted earnings per share for the year ended 2015 was $2.06 per share. Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Traditions and Broward, diluted earnings per share for the year ended 2014 was $1.76 per share. Excluding merger expenses and gain on acquisition, this represents an increase of $0.28 per share or 15.9% for the year ended 2015 when compared to the previous year. Excluding merger expenses and gain on acquisition, net income for the years ended 2015 and 2014 would have been $140.1 million and $117.0 million, respectively, for an increase of $23.1 million or 19.8%. The $23.1 million increase in net income excluding merger expenses and gain on acquisition is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in the costs associated with the asset growth and the increase in provision for loan losses during 2015 when compared to the same period in 2014.

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

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for years ended December 31, 2015, 2014 and 2013).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0% where it remained until December 16, 2015 when the rate was increased slightly to 0.50% to 0.25%.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the years ended December 31, 2015 and 2014, we recognized $47.6 million and $60.2 million, respectively in total net accretion for loans and deposits. For additional information on non-GAAP tabular disclosure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31”. Consequently, with a growth of average loan balance of $1.12 billion, yields on total loans and net interest margin for the year ended December 31, 2015 is reduced when compared to the year ended December 31, 2014.

During the 2014 quarterly impairment tests on the estimated cash flows of purchased credit impaired loans, we established that certain loan pools of this type were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $48.6 million as an additional adjustment to yield over the weighted average life of the loans. Since our first covered loan acquisition in 2010, we have identified a total of $83.3 million of adjustments to yield during the quarterly impairment tests. For the years ended December 31, 2014, 2013 and 2012, we recognized $28.1 million, $13.3 million and $1.5 million, respectively, of additional accretion income related to the positive results of the impairment tests.

The effective yield on non-covered loans for the years ended December 31, 2015, 2014 and 2013 was 5.67%, 6.01% and 6.01%, respectively. The effective yield on covered loans for the years ended December 31, 2015, 2014 and 2013 was 18.83%, 17.29% and 11.61%, respectively.

Net interest income on a fully taxable equivalent basis increased $39.6 million, or 12.21%, to $363.4 million for the year ended December 31, 2015, from $323.9 million for the same period in 2014. This increase in net interest income was the result of a $42.4 million increase in interest income combined with a $2.9 million increase in interest expense. The $42.4 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of $72.5 million. The lower yield was primarily driven by the repricing of our loans, which resulted in a $30.1 million decrease in interest income. The $2.9 million increase in interest expense for the year ended December 31, 2015, is primarily the result of an increase in higher level of our interest bearing liabilities from our acquisitions offset by our interest bearing liabilities repricing in the lower interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $4.0 million. The repricing of our interest bearing liabilities in the lower interest rate environment resulted in a $1.1 million decrease in interest expense.

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

Net interest margin, on a fully taxable equivalent basis, was 4.98% for the year ended December 31, 2015 compared to 5.37% and 5.19% for the same periods in 2014 and 2013, respectively.

Additional information and analysis for our net interest margin can be found in Tables 29 through 31 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2015, 2014 and 2013, as well as changes in fully taxable equivalent net interest margin for the years 2015 compared to 2014 and 2014 compared to 2013.

Table 5: Analysis of Net Interest Income

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest income	$377,436	$335,888	$217,126
Fully taxable equivalent adjustment	7,710	6,854	4,332

Interest income – fully taxable equivalent	385,146	342,742	221,458
Interest expense	21,724	18,870	14,531

Net interest income – fully taxable equivalent	$363,422	$323,872	$206,927

Yield on earning assets – fully taxable equivalent	5.28%	5.68%	5.56%
Cost of interest-bearing liabilities	0.38	0.38	0.44
Net interest spread – fully taxable equivalent	4.90	5.30	5.12
Net interest margin – fully taxable equivalent	4.98	5.37	5.19

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2015 vs. 2014	2014 vs. 2013
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$72,482	$119,369
Increase (decrease) in interest income due to change in earning asset yields	(30,078)	1,915
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(3,955)	(8,159)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	1,101	3,820

Increase (decrease) in net interest income	$39,550	$116,945

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2015, 2014 and 2013. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	2015			Years Ended December 31, 2014			2013
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
				(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$108,315	$233	0.22%	$49,794	$97	0.19%	$102,777	$254	0.25%
Federal funds sold	9,250	24	0.26	24,018	50	0.21	13,619	29	0.21
Investment securities – taxable	1,114,829	21,695	1.95	1,041,322	19,305	1.85	665,495	12,298	1.85
Investment securities – non-taxable	332,048	18,309	5.51	301,051	16,502	5.48	198,198	9,814	4.95
Loans receivable	5,732,315	344,885	6.02	4,613,919	306,788	6.65	3,005,470	199,063	6.62

Total interest-earning assets	7,296,757	$385,146	5.28	6,030,104	$342,742	5.68	3,985,559	$221,458	5.56

Non-earning assets	914,225			922,311			668,656

Total assets	$8,210,982			$6,952,415			$4,654,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,218,745	$6,306	0.20%	$2,839,329	$5,279	0.19%	$1,939,497	$3,437	0.18%
Time deposits	1,381,562	6,665	0.48	1,373,273	7,517	0.55	1,038,246	6,307	0.61

Total interest-bearing deposits	4,600,307	12,971	0.28	4,212,602	12,796	0.30	2,977,743	9,744	0.33
Federal funds purchased	824	4	0.49	956	3	0.31	520	4	0.77
Securities sold under agreement to repurchase	156,513	621	0.40	151,610	717	0.47	88,081	424	0.48
FHLB borrowed funds	902,852	6,774	0.75	486,742	4,041	0.83	191,258	3,841	2.01
Subordinated debentures	60,826	1,354	2.23	60,826	1,313	2.16	19,938	518	2.60

Total interest-bearing liabilities	5,721,322	21,724	0.38	4,912,736	18,870	0.38	3,277,540	14,531	0.44

Non-interest bearing liabilities
Non-interest bearing deposits	1,358,905			1,101,923			761,540
Other liabilities	48,170			21,469			25,071

Total liabilities	7,128,397			6,036,128			4,064,151
Stockholders’ equity	1,082,585			916,287			590,064

Total liabilities and stockholders’ equity	$8,210,982			$6,952,415			$4,654,215

Net interest spread			4.90%			5.30%			5.12%
Net interest income and margin		$363,422	4.98		$323,872	5.37		$206,927	5.19

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2015 compared to 2014 and 2014 compared to 2013 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Years Ended December 31,
	2015 over 2014			2014 over 2013
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$125	$11	$136	$(111)	$(46)	$(157)
Federal funds sold	(36)	10	(26)	22	(1)	21
Investment securities – taxable	1,402	988	2,390	6,967	40	7,007
Investment securities – non-taxable	1,708	99	1,807	5,545	1,143	6,688
Loans receivable	69,283	(31,186)	38,097	106,946	779	107,725

Total interest income	72,482	(30,078)	42,404	119,369	1,915	121,284

Interest expense:
Interest-bearing transaction and savings deposits	732	295	1,027	1,666	176	1,842
Time deposits	45	(897)	(852)	1,881	(671)	1,210
Federal funds purchased	—	1	1	4	(5)	(1)
Securities sold under agreement to repurchase	22	(118)	(96)	300	(7)	293
FHLB borrowed funds	3,156	(423)	2,733	3,411	(3,211)	200
Subordinated debentures	—	41	41	897	(102)	795

Total interest expense	3,955	(1,101)	2,854	8,159	(3,820)	4,339

Increase (decrease) in net interest income	$68,527	$(28,977)	$39,550	$111,210	$5,735	$116,945

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

There was $998,000, $904,000 and $991,000 provision for covered loans for years ended December 31, 2015, 2014 and 2013, respectively.

The $998,000 of provision for loan losses for the year ended December 31, 2015 is a result of the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans which noted a slight decline in asset quality in several of our covered loan pools, resulting in a net covered provision for loan loss of $998,000.

The $904,000 of provision for loan losses for the year ended December 31, 2014 is a result of the fourth quarter 2014 impairment testing on the estimated cash flows of the covered loans. This testing established that two pools outside of loss share had experienced material projected credit deterioration. While these loans are covered by loss share with the FDIC, we were not able to adjust the related indemnification asset due to the short time frame remaining on loss share coverage for these two pools. This resulted in a net provision equal to the loan losses of $904,000.

During the second quarter 2014 impairment testing on the estimated cash flows of the covered loans, we established certain pools evaluated had experienced material projected credit improvement and had covered allowance for loan losses associated with them. We recorded net provision for loan losses of zero to the allowance for loan losses related to the improvement of the purchased credit impaired loans. We recorded $280,000 of provision for loan losses forecasted outside of loss share and a negative provision for loan loss of $1.4 million before change attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, we were able to decrease the related indemnification asset by $1.1 million resulting in a net provision of zero for the second quarter of 2014.

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

There was $24.2 million, $21.8 million and $4.2 million of provision for non-covered loans for the years ended December 31, 2015, 2014, and 2013, respectively.

We experienced a $2.4 million increase in the provision for loan losses for non-covered loans during 2015 versus 2014. The expected increase from the year ended 2014 is primarily a reflection of provisioning for 2015 organic loan growth offset by a slowdown from 2014 to 2015 in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment.

Our provision for loan losses for non-covered loans increased $17.6 million for the year ended December 31, 2014 to $21.8 million from $4.2 million for the year ended December 31, 2013. This expected increase from 2013 was not an indication of a decline in asset quality, but primarily a reflection of the migration of the Liberty (and other acquired) loans from purchased loan accounting treatment to originated loan accounting treatment.

Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all loans acquired being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. Traditionally, there is a large migration of these loans during the first year after acquisition, which can create an elevated provision for loan losses as was the case during 2014 with respect to the Liberty acquisition. The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements was used for these loans. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $65.5 million in 2015, compared to $44.8 million in 2014 and $40.4 million in 2013. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the years ended December 31, 2015, 2014, and 2013, respectively, as well as changes for the years 2015 compared to 2014 and 2014 compared to 2013.

Table 9: Non-Interest Income

	Years Ended December 31,			2015 Change		2014 Change
	2015	2014	2013	from 2014		from 2013
	(Dollars in thousands)
Service charges on deposit accounts	$24,252	$24,522	$17,870	$(270)	(1.1)%	$6,652	37.2%
Other service charges and fees	26,186	23,914	15,733	2,272	9.5	8,181	52.0
Trust fees	2,381	1,378	335	1,003	72.8	1,043	311.3
Mortgage lending income	10,423	7,556	5,988	2,867	37.9	1,568	26.2
Insurance commissions	2,268	4,311	2,420	(2,043)	(47.4)	1,891	78.1
Income from title services	152	222	523	(70)	(31.5)	(301)	(57.6)
Increase in cash value of life insurance	1,199	1,210	836	(11)	(0.9)	374	44.7
Dividends from FHLB, FRB, Bankers’ bank & other	1,698	1,611	1,028	87	5.4	583	56.7
Gain on acquisitions	1,635	—	—	1,635	100.0	—	0.0
Gain on sale of SBA loans	541	183	135	358	195.6	48	35.6
Gain (loss) on sale of premises and equipment, net	(214)	322	397	(536)	(166.5)	(75)	(18.9)
Gain (loss) on OREO, net	(317)	2,191	1,651	(2,508)	(114.5)	540	32.7
Gain (loss) on securities, net	4	—	111	4	100.0	(111)	(100.0)
FDIC indemnification accretion/(amortization), net	(9,391)	(25,752)	(10,401)	16,361	(63.5)	(15,351)	147.6
Other income	4,681	3,094	3,739	1,587	51.3	(645)	(17.3)

Total non-interest income	$65,498	$44,762	$40,365	$20,736	46.3%	$4,397	10.9%

Non-interest income increased $20.7 million, or 46.3%, to $65.5 million for the year ended December 31, 2015 from $44.8 million for the same period in 2014. Non-interest income excluding gain on acquisitions increased $19.1 million, or 42.7%, to $63.9 million for the year ended December 31, 2015 from $44.8 million for the same period in 2014.

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

Additional details for the year ended December 31, 2015 on some of the more significant changes are as follows:

•	Although we have experienced an increase in deposits from acquisitions during the last twelve months, we have experienced a $270,000 decrease in service charges on deposit accounts. This decrease is primarily the result of an improving economy where the banking industry is experiencing fewer overdraft fees.

•	The $2.3 million increase in other service charges and fees is primarily from our acquisitions plus additional loan payoff fees generated by the Centennial CFG.

•	The $1.0 million increase in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which we anticipate only approximately $77,000 will be received on a recurring basis.

•	The $2.9 million increase in mortgage lending income is from the additional lending volume from our acquisitions combined with the organic growth during 2015. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue from the organic growth.

•	The $2.0 million decrease in insurance commissions is primarily from the sale of insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $16.4 million improvement in FDIC indemnification accretion/amortization, net is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in this Management’s Discussion and Analysis.

•	The $1.6 million increase in other income is primarily associated with $1.0 million of loan recoveries on our FDIC covered transactions. The most significant portion of this $1.0 million was loan recoveries on two of our FDIC covered loans. We were able to collect a total recovery of approximately $3.2 million in 2015 on two loans that were charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC requires us to share 80% of these type recoveries with the FDIC and we are able to retain the remaining 20%. As a result, we recorded approximately $626,000 in other income for these two recoveries.

The primary factors that resulted in the 2014 increase were improvements related to service charges on deposits, other service charges and fees, trust fees, mortgage lending, insurance, and net changes in OREO gains and losses offset by changes in gains and losses on sale of premises and equipment and an increase in amortization on our FDIC indemnification asset.

Additional details for the year ended December 31, 2014 on some of the more significant changes are as follows:

•	The $14.8 million increase in service charges on deposit accounts and other service charges and fees is primarily from our 2013 acquisition of Liberty and 2014 acquisitions of Traditions and Broward.

•	The $1.0 million increase in trust fees is primarily from our 2013 acquisition of Liberty.

•	The $1.6 million increase in mortgage lending income is primarily from the additional lending volume from the 2013 and 2014 acquisitions.

•	The $1.9 million increase in insurance commissions is primarily from our 2013 acquisition of Liberty.

•	The $15.4 million decrease in FDIC indemnification accretion/amortization, net is primarily associated with the quarterly impairment testing on the estimated cash flows of the covered loans. For further discussion and analysis, reference Tables 2 and 3 in the Management’s Discussion and Analysis.

•	The $645,000 decrease in other income is primarily from $326,000 of tax-free life insurance proceeds during 2013. The proceeds were in connection with two former associates who were not currently with our Company.

The primary factors that resulted in the 2013 decrease was an increase in amortization on our FDIC indemnification asset offset by improvements related to service charges on deposits, other service charges and fees, mortgage lending income, insurance commissions, changes in OREO gains and other income.

Additional details on some of the more significant changes are as follows:

•	The increase in service charges on deposit accounts is primarily from our 2012 and 2013 acquisitions.

•	The increase in other service charges and fees is primarily from our 2012 and 2013 acquisitions. Included in this growth was approximately $269,000 of trust fees associated with the 69 days in which Liberty was part of our Company.

•	The increase in mortgage lending income is primarily related to mortgage lending activities resulting from the historically low rate environment during 2013 plus additional volume from the 2012 and 2013 acquisitions.

•	The decrease in FDIC indemnification accretion/amortization, net is primarily associated with the impairment testing on the estimated cash flows of the covered loans during 2013 including the payoff of one covered loan pool. As a result of the impairment testing, those loans were determined to have a materially projected credit improvement. Improvements in credit quality decrease the basis in the related indemnification asset. This positive event will reduce the indemnification asset by approximately $20.9 million of which $10.3 million was recognized for the year ended December 31, 2013. The $20.9 million is being amortized over the weighted average life of the shared-loss agreement. As a result of the covered pool payoff, $1.9 million of unexpected 2013 cash flows was recognized as an adjustment to yield on loans for 2013. This positive event reduced the indemnification asset by approximately $1.5 million of which the entire amount was recognized as a reduction of 2013 earnings and is included in the $10.3 million.

•	The increase in insurance is primarily from internal growth and our Liberty acquisition.

•	The increase in other income is primarily from $326,000 of tax-free life insurance proceeds during 2013. The proceeds were in connection with two former associates who were not currently with our Company.

During the first quarter of 2016, we have plans to close our title services company. This strategic decision was made to improve overall profitability. We anticipate the financial statement impact to be immaterial.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the years ended December 31, 2015, 2014, and 2013, as well as changes for the years ended 2015 compared to 2014 and 2014 compared to 2013.

Table 10: Non-Interest Expense

	Years Ended December 31,			2015 Change		2014 Change
	2015	2014	2013	from 2014		from 2013
	(Dollars in thousands)
Salaries and employee benefits	$87,512	$77,025	$58,394	$10,487	13.6%	$18,631	31.9%
Occupancy and equipment	25,967	25,031	17,168	936	3.7	7,863	45.8
Data processing expense	10,774	7,229	5,393	3,545	49.0	1,836	34.0
Other operating expenses:
Advertising	2,986	2,568	1,829	418	16.3	739	40.4
Merger and acquisition expenses	4,800	6,438	18,378	(1,638)	(25.4)	(11,940)	(65.0)
Amortization of intangibles	4,079	4,630	3,624	(551)	(11.9)	1,006	27.8
Electronic banking expense	5,166	5,308	4,207	(142)	(2.7)	1,101	26.2
Directors’ fees	1,071	912	767	159	17.4	145	18.9
Due from bank service charges	1,096	803	616	293	36.5	187	30.4
FDIC and state assessment	5,287	4,288	2,849	999	23.3	1,439	50.5
Insurance	2,542	2,538	2,449	4	0.2	89	3.6
Legal and accounting	2,028	2,012	1,393	16	0.8	619	44.4
Other professional fees	3,226	2,200	1,928	1,026	46.6	272	14.1
Operating supplies	1,880	1,928	1,439	(48)	(2.5)	489	34.0
Postage	1,196	1,331	945	(135)	(10.1)	386	40.8
Telephone	1,917	1,968	1,260	(51)	(2.6)	708	56.2
Other expense	16,028	15,734	10,668	294	1.9	5,066	47.5

Total non-interest expense	$177,555	$161,943	$133,307	$15,612	9.6%	$28,636	21.5%

Non-interest expense, excluding merger expenses, increased $17.3 million, or 11.1%, to $172.8 million for the year ended December 31, 2015, from $155.5 million for the same period in 2014. This increase primarily results from additional expense associated with the creation of Centennial CFG and the acquisitions of Traditions, Broward and FBBI. These acquisitions have helped us grow from $6.81 billion in total assets as of December 31, 2013 to $9.29 billion as of December 31, 2015.

The opening of the Centennial CFG loan production office resulted in $7.4 million of non-interest expense during 2015. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our company-wide growth goals.

Salaries and employee benefits, increased $10.5 million, or 13.6%, to $87.5 million for the year ended December 31, 2015, from $77.0 million for the same period in 2014. This increase is primarily comprised of additional salaries and employee benefits of $4.7 million for Centennial CFG and $4.6 million for our Florida acquisitions during 2014 and 2015. Excluding the additional costs from Centennial CFG and acquisitions, our salaries and employee benefits increased approximately 1.5% from 2014 to 2015.

Non-interest expense, excluding merger expenses, increased $40.6 million, or 35.3%, to $155.5 million for the year ended December 31, 2014, from $114.9 million for the same period in 2013. These increases primarily result from additional expense associated with the acquisitions of Liberty, Traditions and Broward during 2013 and 2014, respectively. These acquisitions have grown our Company from $4.24 billion in total assets as of December 31, 2012 to $7.40 billion as of December 31, 2014.

Income Taxes

The income tax expense increased $16.2 million, or 25.2%, to $80.3 million for the year ended December 31, 2015, from $64.1 million for 2014. The income tax expense increased $26.2 million, or 68.9%, to $64.1 million for the year ended December 31, 2014, from $38.0 million for 2013. The effective tax rate for the years ended December 31, 2015, 2014 and 2013 were 36.75%, 36.18% and 36.33%, respectively. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Conditions as of and for the Years Ended December 31, 2015 and 2014

Our total assets increased $1.89 billion, an increase of 25.5%, to $9.29 billion as of December 31, 2015, from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased $1.76 billion, an increase of 36.6%, to $6.58 billion as of December 31, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount, the 2015 migration of $145.2 million net covered loans to non-covered status, the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans, the fourth quarter of 2015 acquisition of $422.4 million of FBBI non-covered loans, net of the $14.1 million discount, plus $881.6 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $178.0 million, a reduction of 74.1%, to $62.2 million as of December 31, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the migration of a total of $145.2 million net covered loans to non-covered status during 2015 as a result of the expiration of our five-year loss-share agreements plus normal pay-downs and payoffs. Stockholders’ equity increased $184.5 million, an increase of 18.2%, to $1.20 billion as of December 31, 2015, compared to $1.02 billion as of December 31, 2014. The increase in stockholders’ equity is primarily associated with the $100.6 million increase in retained earnings plus $83.8 million of common stock issued to the FBBI shareholders offset by the $2.8 million of comprehensive losses.

Our total assets increased $591.4 million, an increase of 8.7%, to $7.40 billion as of December 31, 2014, from the $6.81 billion reported as of December 31, 2013. Our loan portfolio not covered by loss share increased $622.9 million, an increase of 14.9%, to $4.82 billion as of December 31, 2014, from $4.19 billion as of December 31, 2013. This increase is primarily associated with the acquisitions of $241.6 million from Traditions non-covered loans and $121.1 million from Broward non-covered loans plus $260.1 million of loan growth since December 31, 2013. Our loan portfolio covered by loss share decreased by $42.3 million, a reduction of 15.0%, to $240.2 million as of December 31, 2014, from $282.5 million as of December 31, 2013. The decrease in the covered loan portfolio is the result of pay downs and payoffs since no covered loans were acquired during 2014. Stockholders’ equity increased $174.3 million, an increase of 20.7%, to $1.02 billion as of December 31, 2014, compared to $841.0 million as of December 31, 2013. The increase in stockholders’ equity is primarily associated with the $39.5 million of common stock issued to the Traditions shareholders and $30.2 million of common stock issued to the Broward shareholders combined with the $124.2 million of comprehensive income less the $23.2 million of dividends paid for 2014.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $5.58 billion during 2015, $4.35 billion during 2014 and $2.67 billion during 2013. Non-covered loans were $6.58 billion, $4.82 billion and $4.19 billion as of December 31, 2015, 2014 and 2013, respectively. Excluding the acquisitions of Doral Florida and FBBI, the migration of Old Southern, Key West, Coastal, Bayside, Gulf and Wakulla loans from loans covered by FDIC loss share to loans not covered by loss share status, and the acquisition of national commercial real estate loans, our non-covered loan portfolio increased $881.6 million, or 18.3%, from 2014 to 2015. Excluding the $362.7 million of loans acquired from Traditions and Broward our non-covered loan portfolio increased $260.1 million, or 6.2%, from 2013 to 2014.

Excluding the $1.73 billion of loans acquired from Liberty our non-covered loan portfolio increased $131.6 million, or 5.6%, from 2012 to 2013.

On February 27, 2015, we acquired $37.9 million of loans after $4.3 million of loan discounts from Doral Florida, which are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30.

On April 1, 2015, we acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. We produced approximately $881.6 million of organic non-covered loan growth since December 31, 2014, of which $426.7 million is associated with Centennial CFG with the remaining $454.9 million being associated with loan originations in the legacy footprint.

On October 1, 2015, we acquired $408.3 million of loans after $14.1 million of loan discounts from FBBI, which are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30.

During 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State concluded. As a result, $145.2 million of these loans including their associated discounts previously classified as covered loans have migrated to non-covered loans status.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, and commercial and industrial loans. These non-covered loans are primarily originated within our market areas of Arkansas, Florida and South Alabama, and are generally secured by residential or commercial real estate or business or personal property within our market areas. Non-covered loans were $3.40 billion, $2.21 billion and $248.6 million as of December 31, 2015 in Arkansas, Florida and Alabama, respectively.

As of December 31, 2015, we had $415.8 million of construction/land development loans which were collateralized by land. This consisted of $225.4 million for raw land and $190.4 million for land with commercial and/or residential lots.

Table 11 presents our period end loan balances not covered by loss share by category as of December 31, 2015, 2014, 2013, 2012, and 2011.

Table 11: Non-Covered Loan Portfolio

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,968,147	$1,987,890	$1,739,668	$1,019,039	$698,986
Construction/land development	943,095	700,139	562,667	254,800	361,846
Agricultural	75,027	72,211	81,618	32,513	28,535
Residential real estate loans:
Residential 1-4 family	1,130,714	963,990	913,332	549,269	349,543
Multifamily residential	429,872	250,222	213,232	129,742	56,909

Total real estate	5,546,855	3,974,452	3,510,517	1,985,363	1,495,819
Consumer	52,258	56,720	69,570	37,462	37,923
Commercial and industrial	850,357	670,124	511,421	256,908	176,276
Agricultural	67,109	48,833	37,129	19,825	21,784
Other	62,822	67,185	65,800	31,641	28,284

Loans receivable not covered by loss share	$6,579,401	$4,817,314	$4,194,437	$2,331,199	$1,760,086

As of acquisition date, we evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2015, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $794.9 million ($813.0 million gross loans less $18.1 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, we evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of December 31, 2015, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $74.6 million ($107.1 million gross loans less $32.5 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

As of December 31, 2015, non-covered commercial real estate loans totaled $3.99 billion, or 60.6%, of our non-covered loan portfolio, as compared to $2.76 billion, or 57.3% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida, Alabama and Centennial CFG non-covered commercial real estate loans were $1.83 billion, $1.42 billion, $152.2 million and $585.5 million at December 31, 2015, respectively.

Non-Covered Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 36.9% and 43.3% of our non-covered residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2015. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2015, non-covered residential real estate loans totaled $1.56 billion, or 23.7%, of our non-covered loan portfolio, compared to $1.21 billion, or 25.2% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida, Alabama and Centennial CFG non-covered residential real estate loans were $916.2 million, $512.1 million, $69.4 million and $62.9 million at December 31, 2015, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2015, our non-covered consumer loan portfolio totaled $52.3 million, or 0.8%, of our total non-covered loan portfolio, compared to the $56.7 million, or 1.2% of our non-covered loan portfolio as of December 31, 2014. Our Arkansas, Florida, Alabama and Centennial CFG non-covered consumer loans were $30.0 million, $21.1 million, $1.2 million and zero at December 31, 2015, respectively.

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

As of December 31, 2015, non-covered commercial and industrial loans outstanding totaled $850.4 million, or 12.9% of our non-covered loan portfolio, which is comparable to $670.1 million, or 13.9% of our non-covered loan portfolio, as of December 31, 2014. Our Arkansas, Florida, Alabama and Centennial CFG non-covered commercial and industrial loans were $530.6 million, $228.8 million, $23.7 million and $67.3 million at December 31, 2015, respectively.

Non-Covered Agricultural Loans. Our portfolio of agricultural loans includes loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops and are not categorized as part of non-covered real estate loans. Our agricultural loans are generally secured by farm machinery, livestock, crops, vehicles or other agricultural-related collateral. A portion of our portfolio of agricultural loans is comprised of loans to individuals which would normally be characterized as consumer loans except for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

As of December 31, 2015, our non-covered agricultural loan portfolio totaled $67.1 million, or 1.0%, of our total non-covered loan portfolio, compared to the $48.8 million, or 1.0% of our non-covered loan portfolio as of December 31, 2014. Our Arkansas, Florida, Alabama and Centennial CFG non-covered agricultural loans were $49.1 million, $18.0 million, zero and zero at December 31, 2015, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of December 31, 2015

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,968,147	$188	$2,968,335
Construction/land development	943,095	1,692	944,787
Agricultural	75,027	—	75,027
Residential real estate loans
Residential 1-4 family	1,130,714	59,565	1,190,279
Multifamily residential	429,872	384	430,256

Total real estate	5,546,855	61,829	5,608,684
Consumer	52,258	—	52,258
Commercial and industrial	850,357	230	850,587
Agricultural	67,109	—	67,109
Other	62,822	111	62,933

Total	$6,579,401	$62,170	$6,641,571

Table 13 presents the distribution of the maturity of our total loans as of December 31, 2015. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

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

Table 13: Maturity of Loans

		Over One
		Year
	One Year	Through	Over Five
	or Less	Five Years	Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$599,194	$1,742,259	$626,882	$2,968,335
Construction/land development	340,122	513,348	91,317	944,787
Agricultural	18,054	33,191	23,782	75,027
Residential real estate loans
Residential 1-4 family	192,729	605,811	391,739	1,190,279
Multifamily residential	80,341	214,908	135,007	430,256

Total real estate	1,230,440	3,109,517	1,268,727	5,608,684
Consumer	22,986	27,696	1,576	52,258
Commercial and industrial	251,303	483,554	115,730	850,587
Agricultural	33,097	30,870	3,142	67,109
Other	5,401	33,976	23,556	62,933

Total loans receivable	$1,543,227	$3,685,613	$1,412,731	$6,641,571

Non-covered with fixed interest rates	$868,068	$2,899,038	$549,463	$4,316,569
Non-covered with floating interest rates	576,319	697,194	797,498	2,071,011
Purchased credit impaired loans acquired	98,840	89,381	65,770	253,991

Total loans receivable	$1,543,227	$3,685,613	$1,412,731	$6,641,571

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

We have non-covered loans acquired with deteriorated credit quality in our December 31, 2015 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 14 below:

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

Table 14 sets forth information with respect to our non-performing non-covered assets as of December 31, 2015, 2014, 2013, 2012, and 2011. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 14: Non-performing Assets Not Covered by Loss Share

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual non-covered loans	$36,374	$24,691	$15,133	$21,336	$26,496
Non-covered loans past due 90 days or more (principal or interest payments)	23,845	14,871	23,141	5,937	993

Total non-performing non-covered loans	60,219	39,562	38,274	27,273	27,489

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	18,526	16,951	29,869	20,393	16,660
Other non-performing non-covered assets	38	—	281	164	8

Total other non-performing non-covered assets	18,564	16,951	30,150	20,557	16,668

Total non-performing non-covered assets	$78,783	$56,513	$68,424	$47,830	$44,157

Allowance for loan losses for non-covered loans to non-performing non-covered loans	110.66%	132.63%	101.95%	165.62%	189.64%
Non-performing non-covered loans to total non-covered loans	0.92	0.82	0.91	1.17	1.56
Non-performing non-covered assets to total non-covered assets	0.85	0.79	1.07	1.30	1.53

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

Total non-performing non-covered loans were $60.2 million as of December 31, 2015, compared to $39.6 million as of December 31, 2014 for an increase of $20.7 million. Of the $20.7 million increase in non-performing loans, $3.8 million is from an increase in non-performing loans in our Arkansas market, $17.0 million from an increase in non-performing loans in our Florida market and $170,000 from a decrease in non-performing loans in our Alabama market. Our acquisition of FBBI during the fourth quarter of 2015 added $13.6 million to non-performing loans. Non-performing loans at December 31, 2015 are $28.3 million, $31.8 million, $132,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2015, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2016. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our troubled debt restructurings that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of December 31, 2015, we had $14.8 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 14. Our Florida market contains $11.2 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2015, the amount of troubled debt restructurings was $18.2 million, a decrease of 32.3% from $26.9 million at December 31, 2014. As of December 31, 2015 and 2014, 81.2% and 100.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $18.5 million as of December 31, 2015, compared to $17.0 million as of December 31, 2014 for an increase of $1.6 million. The foreclosed assets held for sale not covered by loss share as of December 31, 2015 are comprised of $12.1 million of assets located in Arkansas, $5.7 million of assets located in Florida, $760,000 located in Alabama and zero from Centennial CFG.

During 2015, we had three non-covered foreclosed properties with a carrying value greater than $1.0 million. One of these three properties is a non-farm/non-residential property in the Florida Panhandle and holds a carrying value of $1.0 million at December 31, 2015. Another non-farm/non-residential property was acquired in the Liberty acquisition and holds an aggregate carrying value of $3.2 million at December 31, 2015. The remaining property is a development loan in Northwest Arkansas which has been foreclosed since 2011. The carrying value was $2.0 million at December 31, 2015. We do not currently anticipate any additional losses on these properties. As of December 31, 2015, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

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

Table 15 shows the summary of foreclosed assets held for sale as of December 31, 2015, 2014, 2013, 2012 and 2011.

Table 15: Total Foreclosed Assets Held For Sale

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,787	$—	$9,787	$6,894	$3,935	$10,829
Construction/land development	5,286	—	5,286	6,189	2,847	9,036
Agricultural	—	—	—	—	3	3
Residential real estate loans
Residential 1-4 family	3,233	614	3,847	3,381	1,086	4,467
Multifamily residential	220	—	220	487	—	487

Total foreclosed assets held for sale	$18,526	$614	$19,140	$16,951	$7,871	$24,822

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,422	$9,677	$18,099	$7,532	$9,024	$16,556
Construction/land development	17,675	5,517	23,192	7,343	13,586	20,929
Agricultural	—	651	651	—	599	599
Residential real estate loans
Residential 1-4 family	3,772	5,154	8,926	5,518	8,317	13,835

Total foreclosed assets held for sale	$29,869	$20,999	$50,868	$20,393	$31,526	$51,919

	As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,159	$10,166	$18,325
Construction/land development	4,822	14,796	19,618
Agricultural	525	599	1,124
Residential real estate loans
Residential 1-4 family	3,154	9,617	12,771

Total foreclosed assets held for sale	$16,660	$35,178	$51,838

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2015, average non-covered impaired loans were $88.1 million compared to $91.8 million as of December 31, 2014. As of December 31, 2015, non-covered impaired loans were $91.6 million compared to $85.4 million as of December 31, 2014, for an increase of $6.1 million. This increase is primarily associated with the increase in loan balances with a specific allocation offset by a decrease in the level of loans categorized as TDRs. As of December 31, 2015, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $41.1 million, $50.4 million, $132,000 and zero of the non-covered impaired loans, respectively.

We evaluated loans purchased in conjunction with our historical acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased impaired non-covered loans are not classified as non-performing non-covered assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, we have included all of the non-covered loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

All non-covered loans acquired with deteriorated credit quality are considered impaired loans at the date of acquisition. Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans are not classified as impaired. Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans subsequently restructured within the pools are not classified as TDRs in accordance with ASC 310-30-40. For non-covered loans acquired with deteriorated credit quality that were deemed TDRs prior to our acquisition of them, these loans are also not considered TDRs as they are accounted for under ASC 310-30.

Past Due and Non-Accrual Loans

As of December 31, 2015 and 2014, there was not a material amount of non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Table 16 shows the summary non-accrual loans as of December 31, 2015, 2014, 2013, 2012 and 2011:

Table 16: Total Non-Accrual Loans

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$15,811	$—	$15,811	$8,901	$—	$8,901
Construction/land development	2,952	—	2,952	926	—	926
Agricultural	531	—	531	—	—	—
Residential real estate loans
Residential 1-4 family	12,574	—	12,574	11,949	—	11,949
Multifamily residential	870	—	870	1,344	—	1,344

Total real estate	32,738	—	32,738	23,120	—	23,120
Consumer	239	—	239	279	—	279
Commercial and industrial	2,363	—	2,363	1,108	—	1,108
Agricultural	—	—	—	—	—	—
Other	1,034	—	1,034	184	—	184

Total non-accrual loans	$36,374	$—	$36,374	$24,691	$—	$24,691

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,093	$—	$5,093	$3,659	$—	$3,659
Construction/land development	1,080	—	1,080	2,680	—	2,680
Agricultural	89	—	89	140	—	140
Residential real estate loans
Residential 1-4 family	7,283	—	7,283	9,972	—	9,972
Multifamily residential	1	—	1	3,215	—	3,215

Total real estate	13,546	—	13,546	19,666	—	19,666
Consumer	124	—	124	593	—	593
Commercial and industrial	1,463	—	1,463	1,077	—	1,077
Agricultural	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total non-accrual loans	$15,133	$—	$15,133	$21,336	$—	$21,336

	As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,055	$—	$7,055
Construction/land development	2,226	—	2,226
Agricultural	178	—	178
Residential real estate loans
Residential 1-4 family	12,867	—	12,867
Multifamily residential	—	—	—

Total real estate	22,326	—	22,326
Consumer	1,369	—	1,369
Commercial and industrial	1,598	—	1,598
Agricultural	—	—	—
Other	1,203	—	1,203

Total non-accrual loans	$26,496	$—	$26,496

If the non-accrual non-covered loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.8 million for the year ended December 31, 2015, $1.3 million in 2014, and $1.2 million in 2013 would have been recorded. Interest income recognized on the non-accrual non-covered loans for the years ended December 31, 2015, 2014 and 2013 was considered immaterial.

Table 17 shows the summary of accruing past due loans 90 days or more as of December 31, 2015, 2014, 2013, 2012 and 2011:

Table 17: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,247	$—	$9,247	$5,880	$9,029	$14,909
Construction/land development	4,176	—	4,176	734	4,376	5,110
Agricultural	30	—	30	34	72	106
Residential real estate loans		—
Residential 1-4 family	3,915	3,292	7,207	4,128	7,597	11,725
Multifamily residential	1	—	1	691	—	691

Total real estate	17,369	3,292	20,661	11,467	21,074	32,541
Consumer	46	—	46	579	—	579
Commercial and industrial	6,430	—	6,430	2,825	1,387	4,212
Other	—	—	—	—	32	32

Total loans accruing past due 90 days or more	$23,845	$3,292	$27,137	$14,871	$22,493	$37,364

	As of December 31, 2013			As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,914	$15,287	$23,201	$1,437	$32,227	$33,664
Construction/land development	4,879	8,410	13,289	1,296	14,962	16,258
Agricultural	—	162	162	—	548	548
Residential real estate loans
Residential 1-4 family	6,492	10,177	16,669	2,589	20,005	22,594
Multifamily residential	1	357	358	—	—	—

Total real estate	19,286	34,393	53,679	5,322	67,742	73,064
Consumer	100	—	100	95	—	95
Commercial and industrial	3,755	825	4,580	520	3,121	3,641
Other	—	624	624	—	—	—

Total loans accruing past due 90 days or more	$23,141	$35,842	$58,983	$5,937	$70,863	$76,800

	As of December 31, 2011
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$34,765	$34,765
Construction/land development	—	42,808	42,808
Agricultural	—	328	328
Residential real estate loans
Residential 1-4 family	750	35,452	36,202
Multifamily residential	92	—	92

Total real estate	842	113,353	114,195
Consumer	132	265	397
Commercial and industrial	19	4,995	5,014

Total loans accruing past due 90 days or more	$993	$118,613	$119,606

Our total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 5.3% and 9.4% as of December 31, 2015 and 2014, respectively.

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

Specific Allocations. As a general rule, if a specific allocation is warranted, it is the result of an analysis of a previously classified credit or relationship. Typically, when it becomes evident through the payment history or a financial statement review that a loan or relationship is no longer supported by the cash flows of the asset and/or borrower and has become collateral dependent, we will use appraisals or other collateral analysis to determine if collateral impairment has occurred. The amount or likelihood of loss on this credit may not yet be evident, so a charge-off would not be prudent. However, if the analysis indicates that an impairment has occurred, then a specific allocation will be determined for this loan. If our existing appraisal is outdated or the collateral has been subject to significant market changes, we will obtain a new appraisal for this impairment analysis. The majority of our impaired loans are collateral dependent at the present time, so third-party appraisals were used to determine the necessary impairment for these loans. Cash flow available to service debt was used for the other impaired loans. This analysis is performed each quarter in connection with the preparation of the analysis of the adequacy of the allowance for loan losses for non-covered loans, and if necessary, adjustments are made to the specific allocation provided for a particular loan.

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

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history. If the loan is over $1.0 million or greater or the total loan relationship is $2.0 million or greater, our policy requires an annual credit review. Our policy requires financial statements from the borrowers and guarantors at least annually. In addition, we calculate the global repayment ability of the borrower/guarantors at least annually.

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

General Allocations. We establish general allocations for each major loan category. This section also includes allocations to loans, which are collectively evaluated for loss such as residential real estate, commercial real estate, consumer loans and commercial and industrial loans that fall below $2.0 million. The allocations in this section are based on a historical review of loan loss experience and past due accounts. We give consideration to trends, changes in loan mix, delinquencies, prior losses, and other related information.

Miscellaneous Allocations. Allowance allocations other than specific, classified, and general are included in our miscellaneous section.

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased by approximately $1.77 billion from $4.51 billion at December 31, 2014 to $6.28 billion at December 31, 2015. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.96% at December 31, 2014 to 0.99% at December 31, 2015. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $14.8 million for the year ended December 31, 2015, compared to $11.3 million for the same period in 2014. Total non-covered recoveries increased to $3.4 million for the year ended December 31, 2015, compared to $3.0 million for the same period in 2014. For the year ended December 31, 2015, the net charge-offs were $9.3 million for Arkansas, $1.6 million for Florida, and $367,000 for Alabama, respectively, equaling a net charge-off position of $11.3 million.

The net loans charged off for non-covered loans for the years ended December 31, 2015, 2014 and 2013 were $11.3 million, $8.3 million and $10.3 million. For the years ended December 31, 2015, 2014 and 2013, approximately $9.3 million, $5.1 million and $8.5 million, respectively, of the net charge-offs are from our Arkansas market. For the years ended December 31, 2015, 2014 and 2013, approximately $1.6 million, $2.9 million and $1.8 million, respectively, of the net charge-offs are from our Florida market. The remaining $367,000, $347,000 and $22,000 relates to net charge-offs on loans in our Alabama market for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2015, there were $14.8 million in non-covered charge-offs and $3.4 million in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

We have not charged off an amount less than what was determined to be the fair value of the collateral as presented in the appraisal, less estimated costs to sell (for collateral dependent loans), for any period presented. Loans partially charged-off are placed on non-accrual status until it is proven that the borrower’s repayment ability with respect to the remaining principal balance can be reasonably assured. This is usually established over a period of 6-12 months of timely payment performance.

Table 18 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Table 18: Analysis of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$52,471	$39,022	$45,170	$52,129	$53,348
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3,923	2,322	4,054	1,384	3,850
Construction/land development	582	973	998	1,086	3,590
Agricultural	—	—	—	—	226
Residential real estate loans:
Residential 1-4 family	4,174	2,783	3,972	4,328	2,005
Multifamily residential	379	266	2,336	95	1,294

Total real estate	9,058	6,344	11,360	6,893	10,965
Consumer	567	355	926	865	2,464
Commercial and industrial	2,638	2,166	537	1,342	571
Agricultural	—	—	—	—	—
Other	2,508	2,440	1,374	1,693	695

Total loans charged off	14,771	11,305	14,197	10,793	14,695

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	739	242	2,070	970	212
Construction/land development	198	342	34	9	827
Agricultural	—	—	1	234	66
Residential real estate loans:
Residential 1-4 family	812	912	880	674	510
Multifamily residential	70	37	102	4	1,967

Total real estate	1,819	1,533	3,087	1,891	3,582
Consumer	61	246	145	134	183
Commercial and industrial	802	306	72	124	5,817
Agricultural	—	—	—	—	—
Other	766	909	556	435	394

Total recoveries	3,448	2,994	3,860	2,584	9,976

Net loans charged off (recovered)	11,323	8,311	10,337	8,209	4,719
Provision for loan losses for non-covered loans	24,166	21,760	4,189	1,250	3,500
Reclass of provision for loan losses attributable to FDIC loss share agreements	1,322	—	—	—	—

Balance, end of year	$66,636	$52,471	$39,022	$45,170	$52,129

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.20%	0.19%	0.39%	0.40%	0.26%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.01	1.09	0.93	1.94	2.96
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	589	631	377	550	1,105

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for additional information on non-GAAP tabular disclosure.

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

The changes for the years ended December 31, 2015 and 2014 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 19 presents the allocation of allowance for loan losses for non-covered loans as of December 31, 2015, 2014, 2013, 2012 and 2011.

Table 19: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2015		2014		2013		2012		2011
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non- residential	$26,326	45.1%	$16,872	41.3%	$14,848	41.4%	$19,781	43.7%	$20,160	39.7%
Construction/land development	10,656	14.4	8,116	14.5	6,282	13.4	5,816	10.9	7,945	20.6
Agricultural	468	1.1	355	1.5	252	1.9	193	1.4	208	1.6
Residential real estate loans:
Residential 1-4 family	10,147	17.2	9,909	20.0	6,072	21.8	10,467	23.6	9,586	19.9
Multifamily residential	2,241	6.5	3,537	5.2	2,817	5.1	3,346	5.6	2,610	3.2

Total real estate	49,838	84.3	38,789	82.5	30,271	83.6	39,603	85.2	40,509	85.0
Consumer	544	0.8	763	1.2	632	1.7	894	1.6	1,780	2.2
Commercial and industrial	9,305	12.9	5,950	13.9	1,933	12.2	3,870	11.0	6,308	10.0
Agricultural	4,463	1.0	5,035	1.0	1,931	0.9	394	0.8	1,478	1.2
Other	—	1.0	—	1.4	—	1.6	—	1.4	—	1.6
Unallocated	2,486	—	1,934	—	4,255	—	409	—	2,054	—

Total	$66,636	100.0%	$52,471	100.0%	$39,022	100.0%	$45,170	100.0%	$52,129	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.6 million, $2.5 million and $4.8 million at December 31, 2015, 2014 and 2013, respectively.

Total charge-offs for covered loans decreased to $1.2 million for the year ended December 31, 2015, compared to $2.8 million for the same period in 2014. Total recoveries for covered loans decreased to $94,000 for the year ended December 31, 2015, compared to $734,000 for the same period in 2014.

Total charge-offs for covered loans decreased to $2.8 million for the year ended December 31, 2014, compared to $5.3 million for the same period in 2013. Total recoveries for covered loans increased to $734,000 for the year ended December 31, 2014, compared to $200,000 for the same period in 2013.

There were $998,000, $904,000 and $991,000 of provision for loan losses taken on covered loans during the year ended December 31, 2015, 2014 and 2013, respectively.

Table 20 shows the allowance for loan losses, charge-offs and recoveries for covered loans as of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011.

Table 20: Analysis of Allowance for Loan Losses for Covered Loans

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$2,540	$4,793	$5,462	$—	$—
Loans charged off	(1,181)	(2,772)	(5,314)	(2,042)	—
Recoveries of loans previously charged off	94	734	200	2	—

Net loans charged off (recovered)	(1,087)	(2,038)	(5,114)	(2,040)	—
Provision for loan losses forecasted outside of loss share	—	1,184	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	2,457	(1,399)	4,445	7,502	—
Benefit attributable to FDIC loss share agreements	(1,495)	1,119	(3,454)	(6,002)	—

Net provision for loan losses for covered loans	998	904	991	1,500	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	(1,322)	—	—	—	—
Increase (decrease) in FDIC indemnification asset	1,459	(1,119)	3,454	6,002	—

Balance, end of year	$2,588	$2,540	$4,793	$5,462	$—

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.6 years as of December 31, 2015.

As of December 31, 2015 and 2014 we had $309.0 million and $356.8 million of held-to-maturity securities, respectively. Of the $309.0 million of held-to-maturity securities, $7.4 million were invested in U.S. Government- sponsored enterprises, $134.2 million were invested in mortgage-backed securities and $167.5 million were invested in state and political subdivisions as of December 31, 2015. Of the $356.8 million of held-to-maturity securities, $4.7 million were invested in U.S. Government- sponsored enterprises, $161.1 million were invested in mortgage-backed securities and $191.0 million were invested in state and political subdivisions as of December 31, 2014.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.21 billion and $1.07 billion as of December 31, 2015 and 2014, respectively.

As of December 31, 2015, $565.3 million, or 46.9%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $503.1 million, or 47.1%, of our available-for-sale securities as of December 31, 2014. To reduce our income tax burden, $219.1 million, or 18.2%, of our available-for-sale securities portfolio as of December 31, 2015, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $176.6 million, or 16.6%, of our available-for-sale securities as of December 31, 2014. Also, we had approximately $368.5 million, or 30.5%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2015, compared to $336.1 million, or 31.5%, of our available-for-sale securities as of December 31, 2014.

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

Table 21 presents the carrying value and fair value of investment securities as of December 31, 2015, 2014, 2013, 2012 and 2011.

Table 21: Investment Securities

	As of December 31,
	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540	$333,880	$2,467	$(269)	$336,078
Residential mortgage-backed securities	254,331	1,580	(1,356)	254,755	188,956	2,423	(501)	190,878
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560	311,336	1,812	(944)	312,204
State and political subdivisions	211,546	7,723	(151)	219,118	170,207	6,522	(88)	176,641
Other securities	54,440	191	(1,024)	53,607	51,375	437	(326)	51,486

Total	$1,199,707	$12,363	$(5,490)	$1,206,580	$1,055,754	$13,661	$(2,128)	$1,067,287

Held-to-maturity
U.S. government- sponsored enterprises	$7,395	$37	$(17)	$7,415	$4,724	$2	$(11)	$4,715
Residential mortgage-backed securities	92,585	250	(282)	92,553	115,159	384	(145)	115,398
Commercial mortgage-backed securities	41,579	155	(42)	41,692	45,892	196	(48)	46,040
State and political subdivisions	167,483	4,870	(69)	172,284	191,015	5,178	(74)	196,119

Total	$309,042	$5,312	$(410)	$313,944	$356,790	$5,760	$(278)	$362,272

	As of December 31,
	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government- sponsored enterprises	$467,535	$1,330	$(5,324)	$463,541
Residential mortgage-backed securities	162,947	1,813	(1,275)	163,485
Commercial mortgage-backed securities	299,563	1,530	(2,990)	298,103
State and political subdivisions	196,472	3,085	(4,045)	195,512
Other securities	55,780	216	(1,153)	54,843

Total	$1,182,297	$7,974	$(14,787)	$1,175,484

Held-to-maturity
State and political subdivisions	$114,621	$361	$(1,081)	$113,901

Total	$114,621	$361	$(1,081)	$113,901

Table 22 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2015, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 22: Maturity Distribution of Investment Securities

	As of December 31, 2015
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$165,486	$133,265	$47,061	$22,099	$367,911	$368,540
Residential mortgage-backed securities	45,566	124,561	65,999	18,405	254,531	254,755
Commercial mortgage-backed securities	19,517	230,742	57,013	4,007	311,279	310,560
State and political subdivisions	41,741	143,857	19,323	6,625	211,546	219,118
Other securities	24,482	13,509	13,159	3,290	54,440	53,607

Total	$296,792	$645,934	$202,555	$54,426	$1,199,707	$1,206,580

Percentage of total amortized cost	24.7%	53.9%	16.9%	4.5%	100.0%

Weighted average yield	2.1%	2.6%	2.3%	2.7%	2.4%

Held-to-maturity
U.S. Government-sponsored enterprises	$474	$2,679	$3,353	$889	$7,395	$7,415
Residential mortgage-backed securities	18,017	49,808	19,595	5,165	92,585	92,553
Commercial mortgage-backed securities	1,871	25,763	12,274	1,671	41,579	41,692
State and political subdivisions	50,406	78,156	10,619	28,302	167,483	172,284

Total	$70,768	$156,406	$45,841	$36,027	$309,042	$313,944

Percentage of total amortized cost	22.9%	50.6%	14.8%	11.7%	100.0%

Weighted average yield	4.1%	3.5%	2.9%	6.0%	3.9%

Deposits

Our deposits averaged $5.96 billion for the year ended December 31, 2015, and $5.31 billion for 2014. Total deposits increased $1.02 billion, or 18.7%, to $6.44 billion as of December 31, 2015, from $5.42 billion as of December 31, 2014. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. Additionally, we participate in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks for the purpose of giving our customers the potential for FDIC insurance of up to $50.0 million. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are our customer relationships that management views as core funding. We also participate in the One-Way Buy Insured Cash Sweep (“ICS”) service, which provides for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost efficient alternative funding source. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

Table 23 reflects the classification of the brokered deposits as of December 31, 2015 and 2014.

Table 23: Brokered Deposits

	December 31, 2015	December 31, 2014
	(In thousands)
Time Deposits	$55,149	$5,000
CDARS	26,920	28,551
Insured Cash Sweep Transaction Accounts	117,185	—

Total Brokered Deposits	$199,254	$33,551

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0% where it remained until December 16, 2015 when the rate was increased slightly to 0.50% to 0.25%.

Table 24 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2015, 2014, and 2013.

Table 24: Average Deposit Balances and Rates

	Years Ended December 31,
	2015		2014		2013
	Average	Average	Average	Average	Average	Average
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,358,905	—%	$1,101,923	—%	$761,540	—%
Interest-bearing transaction accounts	2,789,346	0.22	2,465,881	0.20	1,697,840	0.19
Savings deposits	429,399	0.06	373,448	0.07	241,657	0.08
Time deposits:
$100,000 or more	780,815	0.53	735,404	0.65	551,757	0.67
Other time deposits	600,747	0.42	637,869	0.43	486,489	0.54

Total	$5,959,212	0.22%	$5,314,525	0.24%	$3,739,283	0.26%

Table 25 presents our maturities of large denomination time deposits as of December 31, 2015 and 2014.

Table 25: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2015		2014
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$223,227	25.2%	$196,672	29.2%
Over three months to six months	162,015	18.3	144,204	21.4
Over six months to 12 months	186,963	21.1	207,302	30.8
Over 12 months	313,057	35.4	125,143	18.6

Total	$885,262	100.0%	$673,321	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $48.1 million, or 27.2%, from $176.5 million as of December 31, 2014 to $128.4 million as of December 31, 2015.

FHLB Borrowings

Our FHLB borrowed funds, which are secured by our loan portfolio, were $1.41 billion and $698.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, all $1.41 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $581.9 million and $905.6 million as of December 31, 2015 and 2014, respectively. Because our year end borrowing capacity was calculated based upon September 30, 2015 loan balances, we anticipate receiving additional borrowing capacity during the first quarter of 2016 of approximately $222.6 million as a result of our fourth quarter of 2015 organic loan growth and acquisition of FBBI. Maturities of borrowings as of December 31, 2015 include: 2016 – $16.0 million; 2017 – $960.5 million; 2018 – $169.3 million; 2019 – $128.2 million; 2020 – $131.4 million; after 2020 – $493,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of both December 31, 2015 and 2014.

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

Stockholders’ Equity

Stockholders’ equity was $1.20 billion at December 31, 2015 compared to $1.02 billion at December 31, 2014, an increase of 18.2%. The increase in stockholders’ equity is primarily associated with the $100.6 million increase in retained earnings plus $83.8 million of common stock issued to the FBBI shareholders offset by the $2.8 million of comprehensive losses. As of December 31, 2015 and 2014, our equity to asset ratio was 12.9% and 13.7% respectively. Book value per share was $17.11 at December 31, 2015 compared to $15.03 at December 31, 2014, a 13.8% increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.55, $0.35 and $0.29 per share for the years ended December 31, 2015, 2014 and 2013, respectively. The common stock dividend payout ratio for the year ended December 31, 2015, 2014 and 2013 was 27.19%, 20.49% and 25.51%, respectively.

Stock Repurchase Program. During 2015, we utilized a portion of our previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of our common stock. During the first quarter of 2015, we repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased after the first quarter of 2015. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at December 31, 2015. We did not utilize a portion of our previously approved stock repurchase program during 2014 or 2013. During the first part of 2016, we have again utilized a portion of this stock repurchase program.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($68.7 million as of December 31, 2015), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets (“Basel III”). Basel III became effective for us and our bank subsidiary on January 1, 2015.

Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Among other things, Basel III establishes a new minimum and well-capitalized “common equity Tier 1 capital” requirement of 4.5% and 6.5% of risk-weighted assets, respectively. It also raises the minimum and well-capitalized “Tier 1 risk-based capital” requirement to 6% and 8% of risk-weighted assets, respectively. Basel III changes assigned higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain high-volatility commercial real estate (“HVCRE”) facilities that finance the acquisition, development or construction of real property.

Basel III permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15.00 billion as of December 31, 2009.

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2015 and 2014, we met all regulatory capital adequacy requirements to which we were subject.

Table 26 presents our risk-based capital ratios as of December 31, 2015 and 2014.

Table 26: Risk-Based Capital

	As of December 31, 2015	As of December 31, 2014
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,199,757	$1,015,292
Goodwill and core deposit intangibles, net	(385,957)	(345,762)
Unrealized (gain) loss on available-for-sale securities	(4,285)	(7,009)
Deferred tax assets	—	—

Total common equity Tier 1 capital	809,515	662,521
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	868,515	721,521

Tier 2 capital
Qualifying allowance for loan losses	69,224	55,011

Total Tier 2 capital	69,224	55,011

Total risk-based capital	$937,739	$776,532

Average total assets for leverage ratio	$8,766,685	$7,000,248

Risk weighted assets	$7,710,439	$5,747,191

Ratios at end of period
Common equity Tier 1 capital	10.50%	N/A
Leverage ratio	9.91	10.31%
Tier 1 risk-based capital	11.26	12.55
Total risk-based capital	12.16	13.51
Minimum guidelines
Common equity Tier 1 capital	4.50%	N/A
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	6.00	4.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	N/A
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	6.00
Total risk-based capital	10.00	10.00

As of the most recent notification from regulatory agencies, our bank subsidiary was “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized”, we, as well as our banking subsidiary, must maintain minimum common equity Tier 1 capital, leverage, Tier 1 risk-based capital, and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that we believe have changed the bank subsidiary’s category.

Table 27 presents actual capital amounts and ratios as of December 31, 2015 and 2014, for our bank subsidiary and us.

Table 27: Capital and Ratios

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity Tier 1 capital ratios:
Home BancShares	$809,515	10.50%	$346,935	4.50%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	345,722	4.50		499,376	6.50
Leverage ratios:
Home BancShares	$868,515	9.91%	$350,561	4.00%	$	N/A	N/A	%
Centennial Bank	782,100	8.93	350,325	4.00		437,906	5.00
Tier 1 capital ratios:
Home BancShares	$868,515	11.26%	$462,797	6.00%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	460,963	6.00		614,617	8.00
Total risk-based capital ratios:
Home BancShares	$937,739	12.16%	$616,934	8.00%	$	N/A	N/A	%
Centennial Bank	851,324	11.08	614,674	8.00		768,343	10.00

As of December 31, 2014
Leverage ratios:
Home BancShares	$721,521	10.31%	$279,931	4.00%	$	N/A	N/A	%
Centennial Bank	653,611	9.25	282,643	4.00		353,303	5.00
Tier 1 capital ratios:
Home BancShares	$721,521	12.55%	$229,967	4.00%	$	N/A	N/A	%
Centennial Bank	653,611	11.41	229,136	4.00		343,704	6.00
Total risk-based capital ratios:
Home BancShares	$776,532	13.51%	$459,826	8.00%	$	N/A	N/A	%
Centennial Bank	708,622	12.38	457,914	8.00		572,393	10.00

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $24.3 million and $23.2 million at December 31, 2015 and 2014, respectively, with maturities ranging from currently due to four years.

Table 28 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2015.

Table 28: Funding Requirements of Financial Commitments

	Payments Due by Period
		One-	Three-	Greater
	Less than	Three	Five	than Five
	One Year	Years	Years	Years	Total
	(In thousands)
Operating lease obligations	$3,457	$7,671	$6,212	$18,540	$35,880
FHLB advances by contractual maturity	16,027	1,129,836	259,589	493	1,405,945
Subordinated debentures	—	—	—	60,826	60,826
Loan commitments	578,747	341,973	289,470	220,180	1,430,370
Letters of credit	20,903	3,427	9	—	24,338

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from our significant number of historical acquisitions (especially Liberty), we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net interest margin and the allowance for loan losses for non-covered loans to total non-covered loans.

Because of our significant number of historical acquisitions, our net interest margin and the allowance for loan losses for non-covered loans to total non-covered loans were impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting. The accretion and amortization affect certain operating ratios as we accrete loan discounts to interest income and amortize premiums and discounts on time deposits to interest expense.

We had $1.69 billion of purchased non-covered loans, which includes $139.5 million of discount for credit losses on non-covered loans acquired, at December 31, 2015. We have $59.6 million and $79.9 million remaining of non-accretable discount for credit losses on non-covered loans acquired and accretable discount for credit losses on non-covered loans acquired, respectively, as of December 31, 2015. We had $1.77 billion of purchased non-covered loans, which includes $139.7 million of discount for credit losses on non-covered loans acquired, at December 31, 2014. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 29 through 32 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 29: Average Yield on Loans

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest income on loans receivable – FTE	$344,885	$306,788	$199,063
Purchase accounting accretion	46,509	60,630	24,897

Non-GAAP interest income on loans receivable – FTE	$298,376	$246,158	$174,166

Average loans	$5,732,315	$4,613,919	$3,005,470
Average purchase accounting loan discounts (1)	177,389	245,126	276,801

Average loans (non-GAAP)	$5,909,704	$4,859,045	$3,282,271

Average yield on loans (reported)	6.02%	6.65%	6.62%

Average contractual yield on loans (non-GAAP)	5.05	5.07	5.31

(1)	Balance includes $139.5 million, $139.7 million and $174.6 million of discount for credit losses for non-covered loans acquired as of December 31, 2015, 2014 and 2013, respectively.

Table 30: Average Cost of Deposits

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest expense on deposits	$12,971	$12,796	$9,744
Amortization of time deposit (premiums)/discounts, net	1,101	(397)	360

Non-GAAP interest expense on deposits	$14,072	$12,399	$10,104

Average interest-bearing deposits	$4,600,307	$4,212,602	$2,977,743
Average unamortized CD (premium)/discount, net	(1,276)	(183)	(761)

Average interest-bearing deposits (non-GAAP)	$4,599,031	$4,212,419	$2,976,982

Average cost of deposits (reported)	0.28%	0.30%	0.33%

Average contractual cost of deposits (non-GAAP)	0.31	0.29	0.34

Table 31: Net Interest Margin

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net interest income – FTE	$363,422	$323,872	$206,927
Total purchase accounting accretion	47,610	60,233	25,257

Non-GAAP net interest income – FTE	$315,812	$263,639	$181,670

Average interest-earning assets	$7,296,757	$6,030,104	$3,985,559
Average purchase accounting loan discounts(1)	177,389	245,126	276,801

Average interest-earning assets (non-GAAP)	$7,474,146	$6,275,230	$4,262,360

Net interest margin (reported)	4.98%	5.37%	5.19%

Net interest margin (non-GAAP)	4.23	4.20	4.26

(1)	Balance includes $139.5 million, $139.7 million and $174.6 million of discount for credit losses for non-covered loans acquired as of December 31, 2015, 2014 and 2013, respectively.

Table 32: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of December 31, 2015
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$4,893,699	$1,685,702	$6,579,401
Loan balance reported plus discount (B)	4,893,699	1,825,200	6,718,899

Allowance for loan losses for non-covered loans (C)	66,636	—	66,636
Discount for credit losses on non-covered loans acquired (D)	—	139,498	139,498

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$66,636	$139,498	$206,134

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.36%	N/A	1.01%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	7.64%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.07%

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

We had $399.4 million, $346.3 million, and $324.0 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2015, 2014 and 2013, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 33 through 37, respectively.

Table 33: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
GAAP net income available to common stockholders	$138,199	$113,063	$66,520
Intangible amortization after-tax	2,479	2,814	2,202

Earnings available to common stockholders excluding intangible amortization	$140,678	$115,877	$68,722

GAAP diluted earnings per common share	$2.02	$1.70	$1.14
Intangible amortization after-tax	0.03	0.05	0.04

Diluted earnings per common share excluding intangible amortization	$2.05	$1.75	$1.18

Table 34: Tangible Book Value Per Common Share

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$17.11	$15.03	$12.92
Tangible book value per common share: (A-C-D)/B	11.41	9.90	7.94

(A) Total common equity	$1,199,757	$1,015,292	$840,955
(B) Common shares outstanding	70,121	67,571	65,082
(C) Goodwill	$377,983	$325,423	$301,736
(D) Core deposit and other intangibles	21,443	20,925	22,298

Table 35: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Return on average assets: A/C	1.68%	1.63%	1.43%
Return on average assets excluding intangible amortization: B/(C-D)	1.79	1.75	1.52

(A) Net income	$138,199	$113,063	$66,520
Intangible amortization after-tax	2,479	2,814	2,202

(B) Earnings excluding intangible amortization	$140,678	$115,877	$68,722

(C) Average assets	$8,210,982	$6,952,415	$4,654,215
(D) Average goodwill, core deposits and other intangible assets	356,385	330,911	139,735

Table 36: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Return on average common equity: A/C	12.77%	12.34%	11.27%
Return on average tangible common equity: B/(C-D)	19.37	19.80	15.26

(A) Net income available to common stockholders	$138,199	$113,063	$66,520
(B) Earnings available to common stockholders excluding intangible amortization	140,678	115,877	68,722
(C) Average common equity	1,082,585	916,287	590,064
(D) Average goodwill, core deposits and other intangible assets	356,385	330,911	139,735

Table 37: Tangible Common Equity to Tangible Assets

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Equity to assets: B/A	12.92%	13.71%	12.35%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.00	9.48	7.97

(A) Total assets	$9,289,122	$7,403,272	$6,811,861
(B) Total equity	1,199,757	1,015,292	840,955
(C) Goodwill	377,983	325,423	301,736
(D) Core deposit and other intangibles	21,443	20,925	22,298

Table 38 presents selected unaudited quarterly financial information for 2015 and 2014.

Table 38: Quarterly Results

	2015 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$83,881	$90,311	$96,653	$106,591	$377,436
Total interest expense	4,810	4,862	5,562	6,490	21,724

Net interest income	79,071	85,449	91,091	100,101	355,712
Provision for loan losses	3,787	5,381	7,106	8,890	25,164

Net interest income after provision for loan losses	75,284	80,068	83,985	91,211	330,548
Total non-interest income	14,670	17,027	16,545	17,256	65,498
Total non-interest expense	40,713	43,250	44,593	48,999	177,555

Income before income taxes	49,241	53,845	55,937	59,468	218,491
Income tax expense	18,122	19,939	20,196	22,035	80,292

Net income	$31,119	$33,906	$35,741	$37,433	$138,199

Per share data:
Basic earnings per common share	$0.46	$0.50	$0.53	$0.53	$2.02
Diluted earnings per common share	0.46	0.50	0.52	0.54	2.02
Diluted earnings per common share excluding intangible amortization	0.47	0.51	0.53	0.54	2.05

	2014 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$81,840	$82,586	$83,401	$88,061	$335,888
Total interest expense	4,840	4,543	4,796	4,691	18,870

Net interest income	77,000	78,043	78,605	83,370	317,018
Provision for loan losses	6,938	6,115	4,241	5,370	22,664

Net interest income after provision for loan losses	70,062	71,928	74,364	78,000	294,354
Total non-interest income	12,181	11,539	10,831	10,211	44,762
Total non-interest expense	39,357	38,620	42,817	41,149	161,943

Income before income taxes	42,886	44,847	42,378	47,062	177,173
Income tax expense	15,549	16,418	15,007	17,136	64,110

Net income	$27,337	$28,429	$27,371	$29,926	$113,063

Per share data:
Basic earnings per common share	$0.42	$0.44	$0.41	$0.44	$1.71
Diluted earnings per common share	0.42	0.43	0.41	0.44	1.70
Diluted earnings per common share excluding intangible amortization	0.43	0.44	0.42	0.46	1.75

Recent Accounting Pronouncements

See Note 27 to the Notes to Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2015, our cash and cash equivalents were $255.8 million, or 2.8% of total assets, compared to $112.5 million, or 1.5% of total assets, as of December 31, 2014. Our available-for-sale investment securities and federal funds sold were $1.21 billion as of December 31, 2015 and $1.07 billion as of December 31, 2014.

Our investment portfolio is comprised of approximately 77.6% or $1.18 billion of securities which mature in less than five years. As of December 31, 2015 and 2014, $1.25 billion and $1.23 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2015, approximately $3.04 billion, or 45.7% of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2015, our total deposits were $6.44 billion, or 69.3% of total assets, compared to $5.42 billion, or 73.3% of total assets, as of December 31, 2014. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $60.0 million on an unsecured basis as of December 31, 2015. We had Fed funds lines with two other financial institutions pursuant to which we could have borrowed up to $35.0 million on an unsecured basis as of December 31, 2014. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were, which are secured by our loan portfolio, $1.41 billion and $698.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, all $1.41 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balance were short-term and long-term advances, respectively. Our FHLB borrowing capacity was $581.9 million and $905.6 million as of December 31, 2015 and 2014, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2015, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 39 presents our sensitivity to net interest income as of December 31, 2015.

Table 39: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	5.55%
Up 100 basis points	2.77
Down 100 basis points	(4.55)
Down 200 basis points	(9.79)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2015, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 1.1%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base. As a result, our net interest income will have a positive effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 40 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2015.

Table 40: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$144,565	$—	$—	$—	$—	$—	$—	$144,565
Federal funds sold	1,550	—	—	—	—	—	—	1,550
Investment securities	178,949	93,727	50,133	109,246	192,614	432,543	458,410	1,515,622
Loans receivable	1,634,765	446,361	532,007	904,260	980,481	1,658,971	415,502	6,572,347

Total earning assets	1,959,829	540,088	582,140	1,013,506	1,173,095	2,091,514	873,912	8,234,084

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	261,062	296,972	445,458	890,916	566,669	550,101	540,506	3,551,684
Time deposits	187,349	188,531	307,713	335,226	303,183	105,071	3,128	1,430,201
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	128,389	—	—	—	—	—	—	128,389
FHLB borrowed funds	885,058	117	166	15,346	75,401	429,857	—	1,405,945
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,522,684	485,620	753,337	1,241,488	945,253	1,085,029	543,634	6,577,045

Interest rate sensitivity gap	$437,145	$54,468	$(171,197)	$(227,982)	$227,842	$1,006,485	$330,278	$1,657,039

Cumulative interest rate sensitivity gap	$437,145	$491,613	$320,416	$92,434	$320,276	$1,326,761	$1,657,039
Cumulative rate sensitive assets to rate sensitive liabilities	128.7%	124.5%	111.6%	102.3%	106.5%	122.0%	125.2%
Cumulative gap as a % of total earning assets	5.3%	6.0%	3.9%	1.1%	3.9%	16.1%	20.1%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

February 26, 2016

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated February 26, 2016, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

February 26, 2016

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2015	2014
Assets
Cash and due from banks	$111,258	$105,438
Interest-bearing deposits with other banks	144,565	7,090

Cash and cash equivalents	255,823	112,528
Federal funds sold	1,550	250
Investment securities – available-for-sale	1,206,580	1,067,287
Investment securities – held-to-maturity	309,042	356,790
Loans receivable not covered by loss share	6,579,401	4,817,314
Loans receivable covered by FDIC loss share	62,170	240,188
Allowance for loan losses	(69,224)	(55,011)

Loans receivable, net	6,572,347	5,002,491
Bank premises and equipment, net	212,163	206,912
Foreclosed assets held for sale not covered by loss share	18,526	16,951
Foreclosed assets held for sale covered by FDIC loss share	614	7,871
FDIC indemnification asset	9,284	28,409
Cash value of life insurance	85,146	74,444
Accrued interest receivable	29,132	24,075
Deferred tax asset, net	71,565	65,227
Goodwill	377,983	325,423
Core deposit and other intangibles	21,443	20,925
Other assets	117,924	93,689

Total assets	$9,289,122	$7,403,272

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand and non-interest-bearing	$1,456,624	$1,203,306
Savings and interest-bearing transaction accounts	3,551,684	2,974,850
Time deposits	1,430,201	1,245,815

Total deposits	6,438,509	5,423,971
Securities sold under agreements to repurchase	128,389	176,465
FHLB borrowed funds	1,405,945	697,957
Accrued interest payable and other liabilities	55,696	28,761
Subordinated debentures	60,826	60,826

Total liabilities	8,089,365	6,387,980

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 shares in 2015 and 2014; shares issued and outstanding 70,120,502 in 2015 and 67,570,610 in 2014	701	676
Capital surplus	867,981	781,328
Retained earnings	326,898	226,279
Accumulated other comprehensive income (loss)	4,177	7,009

Total stockholders’ equity	1,199,757	1,015,292

Total liabilities and stockholders’ equity	$9,289,122	$7,403,272

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2015	2014	2013
Interest income:
Loans	$344,290	$306,345	$198,536
Investment securities
Taxable	21,695	19,305	12,298
Tax-exempt	11,194	10,091	6,009
Deposits – other banks	233	97	254
Federal funds sold	24	50	29

Total interest income	377,436	335,888	217,126

Interest expense:
Interest on deposits	12,971	12,796	9,744
Federal funds purchased	4	3	4
FHLB borrowed funds	6,774	4,041	3,841
Securities sold under agreements to repurchase	621	717	424
Subordinated debentures	1,354	1,313	518

Total interest expense	21,724	18,870	14,531

Net interest income	355,712	317,018	202,595
Provision for loan losses	25,164	22,664	5,180

Net interest income after provision for loan losses	330,548	294,354	197,415

Non-interest income:
Service charges on deposit accounts	24,252	24,522	17,870
Other service charges and fees	26,186	23,914	15,733
Trust fees	2,381	1,378	335
Mortgage lending income	10,423	7,556	5,988
Insurance commissions	2,268	4,311	2,420
Income from title services	152	222	523
Increase in cash value of life insurance	1,199	1,210	836
Dividends from FHLB, FRB, Bankers’ bank & other	1,698	1,611	1,028
Gain on acquisitions	1,635	—	—
Gain on sale of SBA loans	541	183	135
Gain (loss) on sale of premises and equipment, net	(214)	322	397
Gain (loss) on OREO, net	(317)	2,191	1,651
Gain (loss) on securities, net	4	—	111
FDIC indemnification accretion/(amortization), net	(9,391)	(25,752)	(10,401)
Other income	4,681	3,094	3,739

Total non-interest income	65,498	44,762	40,365

Non-interest expense:
Salaries and employee benefits	87,512	77,025	58,394
Occupancy and equipment	25,967	25,031	17,168
Data processing expense	10,774	7,229	5,393
Other operating expenses	53,302	52,658	52,352

Total non-interest expense	177,555	161,943	133,307

Income before income taxes	218,491	177,173	104,473
Income tax expense	80,292	64,110	37,953

Net income	$138,199	$113,063	$66,520

Basic earnings per common share	$2.02	$1.71	$1.15

Diluted earnings per common share	$2.02	$1.70	$1.14

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2015	2014	2013
Net income available to all stockholders	$138,199	$113,063	$66,520
Net unrealized gain (loss) on available-for-sale securities	(4,656)	18,346	(26,450)
Less: reclassification adjustment for realized (gains) losses included in income	(4)	—	(111)

Other comprehensive income (loss), before tax effect	(4,660)	18,346	(26,561)
Tax effect	1,828	(7,197)	10,420

Other comprehensive income (loss)	(2,832)	11,149	(16,141)

Comprehensive income	$135,367	$124,212	$50,379

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2013	$281	$416,354	$86,837	$12,001	$515,473
Comprehensive income:
Net income	—	—	66,520	—	66,520
Other comprehensive income (loss)	—	—	—	(16,141)	(16,141)
Net issuance of 86,201 shares of common stock from exercise of stock options	1	430	—	—	431
Two for one stock split during June 2013	281	(281)	—	—	—
Issuance of 8,763,930 shares of common stock from acquisition of Liberty, net of issuance costs of approximately $577	88	289,421	—	—	289,509
Tax benefit from stock options exercised	—	836	—	—	836
Share-based compensation	—	1,298	—	—	1,298
Cash dividends - Common Stock, $0.29 per share	—	—	(16,971)	—	(16,971)

Balances at December 31, 2013	651	708,058	136,386	(4,140)	840,955
Comprehensive income:
Net income	—	—	113,063	—	113,063
Other comprehensive income (loss)	—	—	—	11,149	11,149
Net issuance of 120,361 shares of common stock from exercise of stock options	1	573	—	—	574
Issuance of 1,316,072 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Issuance of 1,020,824 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	1,225	—	—	1,225
Share-based compensation	1	2,072	—	—	2,073
Cash dividends - Common Stock, $0.35 per share	—	—	(23,170)	—	(23,170)

Balances at December 31, 2014	676	781,328	226,279	7,009	1,015,292
Comprehensive income:	—	—	138,199	—	138,199
Net income	—	—	—	—	—
Other comprehensive income (loss)	—	—	—	(2,832)	(2,832)
Net issuance of 204,536 shares of common stock from exercise of stock options	2	387	—	—	389
Issuance of 2,079,854 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Repurchase of 67,332 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	605	—	—	605
Share-based compensation	3	3,922	—	—	3,925
Cash dividends - Common Stock, $0.55 per share	—	—	(37,580)	—	(37,580)

Balances at December 31, 2015	$701	$867,981	$326,898	$4,177	$1,199,757

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2015	2014	2013
Operating Activities
Net income	$138,199	$113,063	$66,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,296	10,116	7,225
Amortization/(accretion)	21,783	35,648	(1,214)
Share-based compensation	3,925	2,073	1,298
Tax benefits from stock options exercised	(605)	(1,225)	(836)
(Gain) loss on assets	(6)	(2,696)	(2,620)
Gain on acquisitions	(1,635)	—	—
Provision for loan losses	25,164	22,664	5,180
Deferred income tax effect	7,168	18,698	24,160
Increase in cash value of life insurance	(1,199)	(1,210)	(836)
Originations of mortgage loans held for sale	(280,858)	(228,119)	(228,382)
Proceeds from sales of mortgage loans held for sale	272,107	225,499	210,184
Changes in assets and liabilities:
Accrued interest receivable	(3,615)	153	3,816
Indemnification and other assets	(10,312)	28,073	64,647
Accrued interest payable and other liabilities	24,651	22,658	(36,105)

Net cash provided by (used in) operating activities	205,063	245,395	113,037

Investing Activities
Net (increase) decrease in federal funds sold	(1,300)	4,419	17,473
Net (increase) decrease in loans, excluding loans acquired	(874,092)	(245,656)	(56,242)
Purchases of investment securities – available-for-sale	(382,631)	(75,456)	(364,055)
Proceeds from maturities of investment securities – available-for-sale	290,506	253,551	226,208
Proceeds from sale of investment securities – available-for-sale	4,034	—	282,451
Purchases of investment securities – held-to-maturity	(6,563)	(265,704)	(19,052)
Proceeds from maturities of investment securities – held-to-maturity	52,127	22,474	—
Proceeds from foreclosed assets held for sale	20,928	46,029	59,607
Proceeds from sale of SBA loans	8,256	1,488	2,085
Proceeds from sale of insurance book of business	2,938	—	—
Purchases of premises and equipment, net	(10,536)	(67)	(12,715)
Death benefits received	—	—	540
Return of investment on cash value of life insurance	27	—	—
Net cash proceeds (paid) received – market acquisitions	144,097	11,720	(52,134)

Net cash provided by (used in) investing activities	(752,209)	(247,202)	84,166

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	74,992	(370,656)	(222,907)
Net increase (decrease) in securities sold under agreements to repurchase	(48,076)	15,481	11,330
Net increase (decrease) in FHLB borrowed funds	702,186	325,653	(10,666)
Retirement of subordinated debentures	—	—	(25,000)
Proceeds from exercise of stock options	389	574	431
Repurchase of common stock	(2,015)	—	—
Disgorgement of profits	—	25	—
Common stock issuance costs – market acquisitions	(60)	(331)	(577)
Tax benefits from stock options exercised	605	1,225	836
Dividends paid on common stock	(37,580)	(23,170)	(16,971)

Net cash provided by (used in) financing activities	690,441	(51,199)	(263,524)

Net change in cash and cash equivalents	143,295	(53,006)	(66,321)
Cash and cash equivalents – beginning of year	112,528	165,534	231,855

Cash and cash equivalents – end of year	$255,823	$112,528	$165,534

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

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and classified loans less than $2.0 million and is based on historical charge-off experience and expected loss given default derived from the Bank’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans accounted for under FASB ASC 310-30, Loans Acquired with Deteriorated Credit Quality, after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset

The Company accounts for its acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements, exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

The shared-loss agreements continue to be measured on the same basis as the related indemnified loans subject to contractual limitations of the loss share agreements. Because the acquired loans are subject to the accounting prescribed by FASB ASC Topic 310, Receivables, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans or pools) decrease the basis of the shared-loss agreements, with such decrease being amortized against non-interest income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

Upon the determination of an incurred loss, the indemnification asset will be reduced by the amount owed by the FDIC. A corresponding claim receivable is recorded in other assets until cash is received from the FDIC.

For further discussion of the Company’s acquisitions and loan accounting, see Note 2 and Note 5 to the Notes to Consolidated Financial Statements.

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

Cash value of life insurance

The Company has purchased life insurance policies on certain key employees. Life insurance owned by the Company is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2015, 2014 and 2013, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2015 and 2014 tests indicated no impairment of the Company’s goodwill or core deposit intangibles. The 2013 tests indicated no impairment of the Company’s goodwill and a $173,000 impairment of core deposit intangibles in connection with the acquisition of Heritage Bank. This amount was expensed during the fourth quarter of 2013.

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

As of December 31, 2014, the Company had no derivative contracts outstanding except for mortgage loans held for sale which are delivered on a best effort basis. As of December 31, 2015, the Company had no derivative contracts outstanding except for mortgage loans held for sale which changed from best effort basis to mandatory commitments during the fourth quarter of 2015.

Stock Options

The Company accounts for stock options in accordance with FASB ASC 718, Compensation - Stock Compensation, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

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

Earnings per Share

Basic earnings per share are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share are computed using the weighted average common shares and all potential dilutive common shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2015	2014	2013
	(In thousands, except per share data)
Net income	$138,199	$113,063	$66,520

Average common shares outstanding	68,308	65,951	57,908
Effect of common stock options	257	380	344

Diluted common shares outstanding	68,565	66,331	58,252

Basic earnings per common share	$2.02	$1.71	$1.15
Diluted earnings per common share	$2.02	$1.70	$1.14

2. Business Combinations

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 2,079,854 shares of its common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Including the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $564.5 million in total assets, $408.3 million in loans after $14.1 million of loan discounts, and $472.0 million in deposits.

The Company has determined that the acquisition of the net assets of FBBI constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Florida Business BancGroup, Inc.
	Acquired from FBBI	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$23,597	$(20,320)	$3,277
Investment securities	61,384	611	61,995
Loans not covered by loss share	422,363	(14,096)	408,267
Allowance for loan losses	(5,714)	5,714	—

Total loans receivable	416,649	(8,382)	408,267
Bank premises and equipment, net	6,922	(1,697)	5,225
Foreclosed assets held for sale not covered by loss share	205	(43)	162
Cash value of life insurance	9,540	—	9,540
Accrued interest receivable	1,442	—	1,442
Deferred tax asset	10,608	1,070	11,678
Goodwill	—	55,255	55,255
Core deposit intangible	—	3,477	3,477
Other assets	1,289	2,890	4,179

Total assets acquired	$531,636	$32,861	$564,497

Liabilities
Deposits
Demand and non-interest-bearing	$150,625	$—	$150,625
Savings and interest-bearing transaction accounts	166,990	—	166,990
Time deposits	153,230	1,127	154,357

Total deposits	470,845	1,127	471,972
FHLB borrowed funds	5,000	802	5,802
Accrued interest payable and other liabilities	3,208	(319)	2,889

Total liabilities assumed	479,053	1,610	480,663

Equity
Common stock	78	(57)	21
Capital surplus	57,169	26,644	83,813
Retained earnings	(4,664)	4,664	—

Total equity assumed	52,583	31,251	83,834

Total liabilities and equity assumed	$531,636	$32,861	$564,497

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets. The $20.3 million adjustment primarily consists of the cash settlement paid to FBBI shareholders on the closing date and cash-in-lieu of fractional shares.

Investment securities – Investment securities were acquired from FBBI with a $611,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated $390.9 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $7.0 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $31.5 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $7.1 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Bank premises and equipment – Bank premises and equipment were acquired from FBBI with a $1.7 million adjustment to market value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.

Foreclosed assets held for sale not covered by loss share – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs to sell.

Cash value of life insurance – Cash value of life insurance was acquired from FBBI at market value.

Accrued interest receivable – Accrued interest receivable was acquired from FBBI at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Goodwill – The consideration paid as a result of the acquisition exceeded the fair value of the assets acquired; therefore, the Company recorded $55.3 million of goodwill.

Core deposit intangible – This intangible asset represents the value of the relationships that FBBI had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $3.5 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $1.1 million fair value adjustment applied for time deposits was because the weighted average interest rate of FBBI’s certificates of deposits were estimated to be above the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from FBBI.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits, property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended December 31, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact FBBI total assets acquired are less than 5% of total assets as of December 31, 2015 excluding FBBI as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, the Company’s wholly-owned bank subsidiary, Centennial, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”). The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

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

The Company’s operating results for the period ended December 31, 2015, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact Doral Florida total assets acquired excluding the cash settlement received is less than 1% of total assets as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a previously announced definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 1,020,824 shares of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI has also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, will depend on future payments received or losses incurred by Centennial from certain current Broward Bank of Commerce loans. At December 31, 2015, the Company had recorded a fair value of zero for the potential additional consideration.

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

The Company has determined that the acquisition of the net assets of Broward constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

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

The Company has determined that the acquisition of the net assets of Traditions constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

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

The Company has determined that the acquisition of the net assets of Liberty constitute a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

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

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Liberty might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro-forma combined financial information as of the years ended December 31, 2013, assuming the acquisition was completed as of January 1, 2013:

December 31, 2013
(In thousands, except per share data)
Total interest income	$301,799
Total non-interest income	63,593
Net income available to all shareholders	84,827

Basic earnings per common share	$1.27
Diluted earnings per common share	1.27

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

FDIC-Assisted Acquisitions - Other Matters

In an FDIC-assisted acquisition, we may acquire certain assets and assume certain liabilities of the former institution with or without a loss-share agreement with the FDIC. Any regulatory agreements or orders that existed for the former institution do not apply to the assuming institution. We, as the assuming institution, are evaluated separately by our regulators and any weaknesses of the former institution are considered in a separate evaluation. Also, the loss share agreement helps to mitigate any weaknesses that may have existed in the former institution.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

	December 31, 2014
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Residential mortgage-backed securities	188,956	2,423	(501)	190,878
Commercial mortgage-backed securities	311,336	1,812	(944)	312,204
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Residential mortgage-backed securities	115,159	384	(145)	115,398
Commercial mortgage-backed securities	45,892	196	(48)	46,040
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

Assets, principally investment securities, having an amortized cost of approximately $1.25 billion and $1.23 billion at December 31, 2015 and 2014, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $128.4 million and $176.5 million at December 31, 2015 and 2014, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$296,792	$297,225	$70,768	$71,742
Due after one year through five years	645,934	651,118	156,406	159,706
Due after five years through ten years	202,555	202,027	45,841	46,304
Due after ten years	54,426	56,210	36,027	36,192

Total	$1,199,707	$1,206,580	$309,042	$313,944

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2015, approximately $4.0 million, in available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $4,000. There were no losses on the available-for-sale securities sold. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the year ended December 31, 2014, no available-for-sale securities were sold.

During the year ended December 31, 2013, $282.5 million of available-for-sale securities were sold. The gross realized gains on these sales totaled approximately $111,000. There were no losses on the available-for-sale securities sold. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

At December 31, 2015, 2014 and 2013, there were $309.0 million, $356.8 million and $114.6 million of held-to-maturity securities, respectively.

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

For the year ended December 31, 2015, the Company had approximately $1.2 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 77.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2015 and 2014:

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$135,128	$(1,240)	$4,751	$(24)	$139,879	$(1,264)
Residential mortgage-backed securities	200,256	(1,445)	10,511	(193)	210,767	(1,638)
Commercial mortgage-backed securities	192,644	(1,449)	23,592	(305)	216,236	(1,754)
State and political subdivisions	27,334	(202)	4,400	(18)	31,734	(220)
Other securities	21,866	(339)	15,803	(685)	37,669	(1,024)

Total	$577,228	$(4,675)	$59,057	$(1,225)	$636,285	$(5,900)

	December 31, 2014
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$22,004	$(113)	$27,616	$(167)	$49,620	$(280)
Residential mortgage-backed securities	119,175	(590)	3,093	(56)	122,268	(646)
Commercial mortgage-backed securities	101,996	(222)	73,503	(770)	175,499	(992)
State and political subdivisions	15,171	(106)	10,038	(56)	25,209	(162)
Other securities	10,054	(51)	12,390	(275)	22,444	(326)

Total	$268,400	$(1,082)	$126,640	$(1,324)	$395,040	$(2,406)

Income earned on securities for the years ended is as follows:

	December 31,
	2015	2014	2013
	(In thousands)
Taxable:
Available-for-sale	$17,881	$17,472	$12,277
Held-to-maturity	3,814	1,833	21
Tax-exempt:
Available-for-sale	5,767	5,736	5,358
Held-to-maturity	5,427	4,355	651

Total	$32,889	$29,396	$18,307

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	December 31,
	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,968,147	$1,987,890
Construction/land development	943,095	700,139
Agricultural	75,027	72,211
Residential real estate loans
Residential 1-4 family	1,130,714	963,990
Multifamily residential	429,872	250,222

Total real estate	5,546,855	3,974,452
Consumer	52,258	56,720
Commercial and industrial	850,357	670,124
Agricultural	67,109	48,833
Other	62,822	67,185

Loans receivable not covered by loss share	$6,579,401	$4,817,314

During the year ended December 31, 2015, the Company sold $7.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $541,000. During the year ended December 31, 2014, the Company sold $1.3 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $183,000. During the year ended December 31, 2013, the Company sold $2.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $135,000.

Mortgage loans held for resale of approximately $38.9 million and $33.1 million at December 31, 2015 and 2014, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2015 and 2014 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of December 31, 2015 and 2014 for the Company:

	December 31,
	2015	2014
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$188	$93,979
Construction/land development	1,692	39,946
Agricultural	—	943
Residential real estate loans
Residential 1-4 family	59,565	87,309
Multifamily residential	384	8,617

Total real estate	61,829	230,794
Consumer	—	16
Commercial and industrial	230	8,651
Other	111	727

Loans receivable covered by FDIC loss share	$62,170	$240,188

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of December 31, 2015 and 2014, $3.3 million and $22.5 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the year ended December 31, 2015:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$52,471	$2,540	$55,011
Loans charged off	(14,771)	(1,181)	(15,952)
Recoveries of loans previously charged off	3,448	94	3,542

Net loans recovered (charged off)	(11,323)	(1,087)	(12,410)

Provision for loan losses for non-covered loans	24,166	—	24,166
Reclass of provision for loan losses attributable to FDIC loss share agreements	1,322	(1,322)	—
Provision for loan losses forecasted outside of loss share	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,457	2,457
Change attributable to FDIC loss share agreements	—	(1,459)	(1,459)

Net provision for loan losses for covered loans	—	998	998
Increase in FDIC indemnification asset	—	1,459	1,459

Balance, December 31, 2015	$66,636	$2,588	$69,224

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $139.5 million, $174.6 million and $81.7 million at December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(582)	(3,923)	(4,553)	(2,638)	(3,075)	—	(14,771)
Recoveries of loans previously charged off	198	739	882	802	827	—	3,448

Net loans recovered (charged off)	(384)	(3,184)	(3,671)	(1,836)	(2,248)	—	(11,323)
Provision for loan losses	2,179	11,474	3,351	5,159	1,451	552	24,166
Reclass of provision for loan losses attributable to FDIC loss share agreements	745	1,277	(738)	32	6	—	1,322

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans acquired	1	168	45	1	1	—	216

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans acquired	20,733	99,436	51,480	18,427	1,745	—	191,821

Balance, December 31	$943,095	$3,043,174	$1,560,586	$850,357	$182,189	$—	$6,579,401

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

	Year Ended December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$5,816	$19,974	$13,813	$3,870	$1,288	$409	$45,170
Loans charged off	(998)	(4,054)	(6,308)	(537)	(2,300)	—	(14,197)
Recoveries of loans previously charged off	34	2,071	982	72	701	—	3,860

Net loans recovered (charged off)	(964)	(1,983)	(5,326)	(465)	(1,599)	—	(10,337)
Provision for loan losses	1,430	(2,891)	402	(1,472)	2,874	3,846	4,189

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

	As of December 31, 2013
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$3,826	$8,359	$2,347	$5	$—	$—	$14,537
Loans collectively evaluated for impairment	2,456	6,741	6,542	1,928	2,563	4,255	24,485

Loans evaluated for impairment balance, December 31	6,282	15,100	8,889	1,933	2,563	4,255	39,022

Purchased credit impaired loans acquired	—	—	—	—	—	—	—

Balance, December 31	$6,282	$15,100	$8,889	$1,933	$2,563	$4,255	$39,022

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$32,560	$76,559	$20,112	$5,563	$223	$—	$135,017
Loans collectively evaluated for impairment	500,279	1,592,343	1,027,093	484,036	164,224	—	3,767,975

Loans evaluated for impairment balance, December 31	532,839	1,668,902	1,047,205	489,599	164,447	—	3,902,992

Purchased credit impaired loans acquired	29,828	152,384	79,359	21,822	8,052	—	291,445

Balance, December 31	$562,667	$1,821,286	$1,126,564	$511,421	$172,499	$—	$4,194,437

The following is an aging analysis for the non-covered loan portfolio for the year ended December 31, 2015 and December 31, 2014:

	December 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$1,494	$292	$25,058	$26,844	$2,941,303	$2,968,147	$9,247
Construction/land development	897	343	7,128	8,368	934,727	943,095	4,176
Agricultural	177	—	561	738	74,289	75,027	30
Residential real estate loans
Residential 1-4 family	3,614	3,091	16,489	23,194	1,107,520	1,130,714	3,915
Multifamily residential	1,330	—	871	2,201	427,671	429,872	1

Total real estate	7,512	3,726	50,107	61,345	5,485,510	5,546,855	17,369
Consumer	133	66	285	484	51,774	52,258	46
Commercial and industrial	679	781	8,793	10,253	840,104	850,357	6,430
Agricultural and other	347	164	1,034	1,545	128,386	129,931	—

Total	$8,671	$4,737	$60,219	$73,627	$6,505,774	$6,579,401	$23,845

	December 31, 2014
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:

Commercial real estate loans
Non-farm/non-residential	$5,942	$1,311	$14,781	$22,034	$1,965,856	$1,987,890	$5,880
Construction/land development	2,696	847	1,660	5,203	694,936	700,139	734
Agricultural	307	—	34	341	71,870	72,211	34
Residential real estate loans
Residential 1-4 family	4,680	1,494	16,077	22,251	941,739	963,990	4,128
Multifamily residential	—	—	2,035	2,035	248,187	250,222	691

Total real estate	13,625	3,652	34,587	51,864	3,922,588	3,974,452	11,467
Consumer	368	149	858	1,375	55,345	56,720	579
Commercial and industrial	1,669	549	3,933	6,151	663,973	670,124	2,825
Agricultural and other	463	16	184	663	115,355	116,018	—

Total	$16,125	$4,366	$39,562	$60,053	$4,757,261	$4,817,314	$14,871

Non-accruing loans not covered by loss share at December 31, 2015 and 2014 were $36.4 million and $24.7 million, respectively.

The following is a summary of the non-covered impaired loans as of December 31, 2015, 2014 and 2013:

	December 31, 2015
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$6	$2
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	80	80	—	21	6
Multifamily residential	—	—	—	—	—

Total real estate	109	109	—	27	8
Consumer	—	—	—	—	—
Commercial and industrial	12	12	—	2	1
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	121	121	—	29	8
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,861	44,872	2,115	43,900	1,139
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,454	17,373	168	16,947	390
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,083	79,043	3,450	80,307	1,866
Consumer	306	286	—	570	7
Commercial and industrial	13,385	11,169	921	6,542	191
Agricultural and other	1,034	1,034	—	614	4

Total loans with a specific valuation allowance	99,808	91,532	4,371	88,033	2,069
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,890	44,887	2,115	43,906	1,141
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,534	17,413	168	16,968	396
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,192	79,098	3,450	80,334	1,874
Consumer	306	286	—	570	7
Commercial and industrial	13,397	11,175	921	6,544	192
Agricultural and other	1,034	1,034	—	614	4

Total impaired loans	$99,929	$91,593	$4,371	$88,062	$2,077

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2015.

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

Interest recognized on non-covered impaired loans during the years ended December 31, 2015, 2014 and 2013 was approximately $2.1 million, $2.7 million and $3.9 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2015 and 2014:

	December 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42,077	$706	$—	$42,783
Construction/land development	17,821	1	—	17,822
Agricultural	534	—	—	534
Residential real estate loans
Residential 1-4 family	18,497	276	—	18,773
Multifamily residential	2,075	30	—	2,105

Total real estate	81,004	1,013	—	82,017
Consumer	320	18	—	338
Commercial and industrial	5,869	29	—	5,898
Agricultural and other	1,582	90	—	1,672

Total	$88,775	$1,150	$—	$89,925

	December 31, 2014
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,698	$24	$—	$34,722
Construction/land development	16,112	—	—	16,112
Agricultural	—	—	—	—
Residential real estate loans
Residential 1-4 family	15,622	343	—	15,965
Multifamily residential	3,382	—	—	3,382

Total real estate	69,814	367	—	70,181
Consumer	903	19	—	922
Commercial and industrial	2,244	5	—	2,249
Agricultural and other	178	—	—	178

Total	$73,139	$391	$—	$73,530

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

The following is a presentation of non-covered loans by class and risk rating as of December 31, 2015 and 2014:

	December 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,064	$5,950	$1,603,950	$1,183,898	$31,405	$42,783	$2,869,050
Construction/land development	61	696	254,907	645,249	3,627	17,822	922,362
Agricultural	—	298	47,413	26,262	181	534	74,688
Residential real estate loans
Residential 1-4 family	1,193	1,838	850,744	198,304	15,015	18,773	1,085,867
Multifamily residential	—	155	301,113	63,640	56,226	2,105	423,239

Total real estate	2,318	8,937	3,058,127	2,117,353	106,454	82,017	5,375,206
Consumer	16,367	318	23,768	10,266	109	338	51,166
Commercial and industrial	10,885	6,729	495,064	307,818	5,536	5,898	831,930
Agricultural and other	4,572	926	73,447	48,386	275	1,672	129,278

Total risk rated loans	$34,142	$16,910	$3,650,406	$2,483,823	$112,374	$89,925	6,387,580

Purchased credit impaired loans acquired							191,821

Total non-covered loans							$6,579,401

	December 31, 2014
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,674	$15,914	$1,300,835	$501,931	$20,115	$34,722	$1,877,191
Construction/land development	15	355	241,659	415,380	4,981	16,112	678,502
Agricultural	—	610	35,539	34,469	728	—	71,346
Residential real estate loans
Residential 1-4 family	494	3,505	714,278	165,464	11,730	15,965	911,436
Multifamily residential	—	400	192,687	42,578	2,272	3,382	241,319

Total real estate	4,183	20,784	2,484,998	1,159,822	39,826	70,181	3,779,794
Consumer	14,560	215	29,238	10,543	175	922	55,653
Commercial and industrial	13,081	16,957	430,026	189,318	2,616	2,249	654,247
Agricultural and other	573	790	87,347	25,237	521	178	114,646

Total risk rated loans	$32,397	$38,746	$3,031,609	$1,384,920	$43,138	$73,530	4,604,340

Purchased credit impaired loans acquired							212,974

Total non-covered loans							$4,817,314

The following is a presentation of non-covered troubled debt restructurings (“TDR’s”) by class as of December 31, 2015 and 2014:

	December 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

	December 31, 2014
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

The following is a presentation of non-covered TDRs on non-accrual status as of December 31, 2015 and 2014 because they are not in compliance with the modified terms:

	December 31, 2015		December 31, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	3	$1,604	—	$—
Residential real estate loans
Residential 1-4 family	2	1,812	—	—

Total real estate	5	3,416	—	—

Total	5	$3,416	—	$—

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $3.4 million and zero as of December 31, 2015 and 2014, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate as of December 31, 2015 and 2014, respectively. At December 31, 2015, the Company had $3.5 million of OREO secured by residential real estate properties.

The following is a presentation of non-covered foreclosed assets as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,787	$6,894
Construction/land development	5,286	6,189
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,233	3,381
Multifamily residential	220	487

Total foreclosed assets held for sale	$18,526	$16,951

Allowance for Loan Losses, Credit Quality and Other for Covered Loans

During the 2015 quarterly impairment testing on the estimated cash flows of the covered loans, the Company established that certain pools evaluated had experienced material projected credit deterioration. As a result, the Company recorded a $998,000 net provision for loan losses to the allowance for loan losses related to the purchased credit impaired loans during the year ended December 31, 2015 on a net basis. The Company also recorded a provision for loan loss of $2.5 million before benefit attributable to FDIC loss share agreements. Since these loans are covered by loss share with the FDIC, the Company was able to increase the related indemnification asset by $1.5 million.

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

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loan does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	(62)	(955)	(164)	—	—	—	(1,181)
Recoveries of loans previously charged off	38	23	33	—	—	—	94

Net loans recovered (charged off)	(24)	(932)	(131)	—	—	—	(1,087)
Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	463	1,283	662	35	14	—	2,457
Change attributable to FDIC loss share agreements	(369)	(895)	(195)	10	(10)	—	(1,459)

Net provision for loan losses	94	388	467	45	4	—	998
Reclass of provision for loan losses attributable to FDIC loss share agreements	(745)	(1,277)	738	(32)	(6)	—	(1,322)
Increase in FDIC indemnification asset	369	895	195	(10)	10	—	1,459

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	126	4	2,430	19	9	—	2,588

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,692	188	59,949	230	111	—	62,170

Balance, December 31	$1,692	$188	$59,949	$230	$111	$—	$62,170

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

The following is a summary of the non-covered purchased credit impaired loans acquired in the FBBI acquisition during 2015 as of the date of acquisition:

FBBI
(In thousands)
Contractually required principal and interest at acquisition	$34,655
Non-accretable difference (expected losses and foregone interest)	3,181

Cash flows expected to be collected at acquisition	31,474
Accretable yield	7,079

Basis in purchased credit impaired loans at acquisition	$24,395

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the year ended December 31, 2015 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$114,707	$453,162
Reforecasted future interest payments for loan pools	10,089	—
Accretion recorded to interest income	(42,691)	42,691
Acquisition of FBBI	7,079	24,395
Reclassification out of purchased credit impaired loans (1)	(68,679)	(145,244)
Adjustment to yield	28,522	—
Transfers to foreclosed assets held for sale	—	(6,185)
Payments received, net	—	(114,828)

Balance at end of period	$49,027	$253,991

(1)	At acquisition, 100% of the loans acquired from Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. During 2015, the five-year loss-share for Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State ended. Since the five-year covered loan loss-share has ended, the pools have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The non-covered purchased credit impaired loans acquired during the 2015 Doral Florida acquisition were deemed immaterial and as a result were not included in the table above.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $10.1 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2015 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2015 and 2014, were as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Goodwill
Balance, beginning of period	$325,423	$301,736
Sale of insurance book of business	(2,695)	—
Acquisitions	55,255	23,687

Balance, end of period	$377,983	$325,423

	December 31, 2015	December 31, 2014
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$20,925	$22,298
Acquisitions	4,840	3,257
Sale of insurance book of business	(243)	—
Amortization expense	(4,079)	(4,630)

Balance, end of year	$21,443	$20,925

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2015 and 2014 were:

	December 31,
	2015	2014
	(In thousands)
Gross carrying amount	$51,378	$46,781
Accumulated amortization	(29,935)	(25,856)

Net carrying amount	$21,443	$20,925

Core deposit and other intangible amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $4.1 million, $4.6 million and $3.6 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2015 review, no impairment was found. Including all of the mergers completed as of December 31, 2015, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2016 through 2020 is approximately: 2016 - $3.1 million; 2017 - $3.0 million; 2018 - $2.9 million; 2019 - $2.8 million; 2020 - $2.3 million.

The carrying amount of the Company’s goodwill was $378.0 million and $325.4 million at December 31, 2015 and 2014, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the financial statements. During the 2015 review, no impairment was found.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2015 and 2014 other assets were $117.9 million and $93.7 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss-sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $3.2 million and $14.0 million at December 31, 2015 and 2014, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of FASB ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holding in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $97.5 million and $66.7 million at December 31, 2015 and 2014, respectively and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $503.3 million and $272.5 million at December 31, 2015 and 2014, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $885.3 million and $673.3 million at December 31, 2015 and 2014, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.0 million, $7.5 million and $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and 2014, brokered deposits were $199.3 million and $33.6 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2015 (in thousands):

One month or less	$187,349
Over 1 month to 3 months	188,531
Over 3 months to 6 months	307,713
Over 6 months to 12 months	335,226
Over 12 months to 2 years	303,183
Over 2 years to 3 years	56,815
Over 3 years to 5 years	48,256
Over 5 years	3,128

Total time deposits	$1,430,201

Deposits totaling approximately $1.25 billion and $1.02 billion at December 31, 2015 and 2014, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At December 31, 2015 and 2014, securities sold under agreements to repurchase totaled $128.4 million and $176.5 million, respectively. For the years ended December 31, 2015 and 2014, securities sold under agreements to repurchase daily weighted-average totaled $156.5 million and $151.6 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $128.4 million and $176.5 million at December 31, 2015 and 2014, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2015 and 2014 is presented in the following tables:

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$7,216	$—	$—	$—	$7,216
Mortgage-backed securities	54,512	—	—	—	54,512
State and political subdivisions	65,294	—	—	—	65,294
Other securities	1,367	—	—	—	1,367

Total borrowings	$128,389	$—	$—	$—	$128,389

	December 31, 2014
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$17,195	$—	$—	$—	$17,195
Mortgage-backed securities	70,049	—	—	—	70,049
State and political subdivisions	87,430	—	—	—	87,430
Other securities	1,791	—	—	—	1,791

Total borrowings	$176,465	$—	$—	$—	$176,465

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.41 billion and $698.0 million at December 31, 2015 and 2014, respectively. At December 31, 2015, all $1.41 billion of the outstanding balance were issued as long-term advances. At December 31, 2014, $515.0 million and $183.0 million of the outstanding balances were short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.14% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $261.1 million and $144.0 million at December 31, 2015 and 2014, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2015 and 2014, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2015, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2016	$16,027	$110,027
2017	960,499	960,499
2018	169,337	75,337
2019	128,161	128,161
2020	131,428	131,428
Thereafter	493	493

	$1,405,945	$1,405,945

12. Subordinated Debentures

Subordinated debentures at December 31, 2015 and 2014 consisted of guaranteed payments on trust preferred securities with the following components:

	As of December 31,	As of December 31,
	2015	2014
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13. Other Borrowings

During 2015, the parent company took out a $20.0 million line of credit for general corporate purposes. The balance on this line of credit at December 31, 2015 was zero.

14. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current:
Federal	$61,007	$37,887	$11,507
State	12,117	7,525	2,286

Total current	73,124	45,412	13,793

Deferred:
Federal	5,980	15,600	20,156
State	1,188	3,098	4,004

Total deferred	7,168	18,698	24,160

Provision for income taxes	$80,292	$64,110	$37,953

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.91)	(2.10)	(2.25)
Cash value of life insurance	(0.19)	(0.24)	(0.27)
State income taxes, net of federal benefit	4.02	3.93	3.93
Other	(0.17)	(0.41)	(0.08)

Effective income tax rate	36.75%	36.18%	36.33%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2015	December 31, 2014
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$27,153	$21,578
Deferred compensation	3,505	2,781
Stock options	1,800	1,428
Real estate owned	1,988	3,257
Loan discounts	21,298	25,807
Tax basis premium/discount on acquisitions	15,772	19,121
Investments	2,637	2,692
Other	13,667	7,721

Gross deferred tax assets	87,820	84,385

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	3,946	2,249
Unrealized gain on securities available-for-sale	2,696	4,524
Core deposit intangibles	5,930	5,382
Indemnification asset	678	3,823
FHLB dividends	1,689	1,602
Other	1,316	1,578

Gross deferred tax liabilities	16,255	19,158

Net deferred tax assets	$71,565	$65,227

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama and Florida and will be filing with the state of New York for the 2015 tax year beginning in 2016. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011. During 2015, the State of Florida’s examination of the Company’s Florida State income tax returns for the 2010, 2011, 2012 and 2013 tax years was completed with no change to the financial position.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2015, 2014 and 2013, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2015, 2014 and 2013.

15. Common Stock and Compensation Plans

Common Stock

On April 18, 2013 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

On April 18, 2013, the Company’s Board of Directors declared a 2-for-1 stock split to be paid in the form of a 100% stock dividend on June 12, 2013 (the “Payment Date”) to shareholders of record at the close of business on May 22, 2013. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 13, 2013. The stock split increased the Company’s total shares of common stock outstanding as of June 12, 2013 from 28,121,596 shares to 56,243,192 shares. All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this 2-for-1 stock split.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. The maximum total number of shares of the Company’s common stock available for grants under the Plan is 4,644,000. At December 31, 2015, the Company has approximately 511,000 shares of common stock remaining available for future grants and approximately 1,908,000 shares of common stock reserved for issuance under the Plan.

The intrinsic value of the stock options outstanding at December 31, 2015, 2014, and 2013 was $21.1 million, $18.6 million and $26.8 million, respectively. The intrinsic value of the stock options vested at December 31, 2015, 2014 and 2013 was $14.5 million, $15.9 million and $22.1 million, respectively.

The intrinsic value of the stock options exercised during 2015, 2014 and 2013 was $7.2 million, $3.2 million, and $2.2 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $7.4 million as of December 31, 2015.

The table below summarized the stock option transactions under the Plan at December 31, 2015, 2014 and 2013 and changes during the years then ended:

	2015		2014		2013
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	905	$11.80	966	$9.57	871	$6.66
Granted	743	36.30	70	33.54	184	21.24
Forfeited	(20)	40.31	(11)	30.89	(3)	8.60
Exercised	(231)	5.80	(120)	4.77	(86)	5.01

Outstanding, end of year	1,397	25.42	905	11.80	966	9.57

Exercisable, end of year	480	$10.26	645	$7.52	710	$6.20

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the years ended December 31, 2015 and 2014 was $8.56 per share and $10.73 per share, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2015, 2014 and 2013 stock option grants were as follows:

	For the Years Ended December 31,
	2015	2014	2013
Expected dividend yield	1.60%	0.89%	1.42%
Expected stock price volatility	25.91%	30.94%	22.09%
Risk-free interest rate	1.74%	2.31%	1.33%
Expected life of options	6.5 years	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2015:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.92 to $5.33	31	2.23	$4.97	31	$4.97
$5.54 to $5.54	187	0.20	5.54	187	5.54
$8.54 to $9.31	87	1.96	8.65	87	8.65
$10.16 to $13.12	125	3.96	11.89	89	11.39
$17.25 to $19.08	150	7.18	18.23	60	18.23
$29.42 to $33.72	135	8.74	32.05	12	33.54
$34.25 to $34.80	117	8.87	34.39	14	34.74
$36.91 to $36.91	525	9.65	36.91	—	—
$40.31 to $41.15	40	9.77	40.73	—	—

	1,397			480

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2015, 2014 and 2013 and changes during the years then ended:

	2015	2014	2013
	(In thousands)
Beginning of year	257	256	269
Issued	352	43	35
Vested	(102)	(30)	(32)
Forfeited	(19)	(12)	(16)

End of year	488	257	256

Amount of expense for twelve months ended	$2,511	$1,524	$1,086

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

On October 1, 2015, the Company granted a total of 10,000 shares of the Company’s restricted common stock to an employee in connection with the acquisition of FBBI. The restricted stock issued will “cliff” vest on October 1, 2018. On December 31, 2015, these shares were forfeited due to the employee’s resignation from the Company.

On October 9, 2015, the Company granted a total of 20,000 shares of the Company’s restricted common stock to a group of employees of the Company’s bank subsidiary. Of these issued shares, 10,000 shares will vest equally each year over three years beginning on the third anniversary of the grant. The remaining 10,000 shares are subject to performance based vesting (“2015 Performance Shares”). The 2015 Performance Shares are set up to vest over three years beginning on the third anniversary of the date that the performance goal is met. The performance goal will be met when the Company averages $0.625 diluted earnings per share for four consecutive quarters or total diluted earnings per share of $2.50 during the same period.

During 2015, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During the first quarter of 2015, the Company repurchased a total of 67,332 shares with a weighted-average stock price of $29.89 per share. No shares were repurchased after the first quarter of 2015. The 2015 earnings were used to fund these repurchases. Shares repurchased to date under the program total 1,578,228 shares. The remaining balance available for repurchase is 797,772 shares at December 31, 2015. The Company did not utilize a portion of its previously approved stock repurchase program during 2014 or 2013.

16. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2015	2014	2013
	(In thousands)
Salaries and employee benefits	$87,512	$77,025	$58,394
Occupancy and equipment	25,967	25,031	17,168
Data processing expense	10,774	7,229	5,393
Other operating expenses:
Advertising	2,986	2,568	1,829
Merger and acquisition expenses	4,800	6,438	18,378
Amortization of intangibles	4,079	4,630	3,624
Electronic banking expense	5,166	5,308	4,207
Directors’ fees	1,071	912	767
Due from bank service charges	1,096	803	616
FDIC and state assessment	5,287	4,288	2,849
Insurance	2,542	2,538	2,449
Legal and accounting	2,028	2,012	1,393
Other professional fees	3,226	2,200	1,928
Operating supplies	1,880	1,928	1,439
Postage	1,196	1,331	945
Telephone	1,917	1,968	1,260
Other expense	16,028	15,734	10,668

Total other operating expenses	53,302	52,658	52,352

Total non-interest expense	$177,555	$161,943	$133,307

17. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2015, 2014 and 2013. The Company’s expense for the plan was approximately $1.2 million, $1.0 million and $702,000 in 2015, 2014 and 2013, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2015, 2014 and 2013, respectively. An expense of approximately $163,000, $169,000 and $176,000 was accrued for 2015, 2014 and 2013 for this plan, respectively.

18. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2015 and 2014, related party loans were approximately $51.2 million and $28.0 million, respectively. New loans and advances on prior commitments made to the related parties were $26.9 million and $17.7 million for the years ended December 31, 2015 and 2014, respectively. Repayments of loans made by the related parties were $3.7 million and $20.3 million for the years ended December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $590,000 and $8.9 million, respectively, savings and interest-bearing transaction accounts of approximately $11.0 million and $9.8 million, respectively, and time certificates of deposit of approximately $6.4 million and $8.0 million, respectively.

During 2015, 2014 and 2013, rent expense totaling approximately $100,000, $104,000 and $98,000, respectively, was paid to related parties.

19. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 17 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2015, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2016	$3,457
2017	4,026
2018	3,645
2019	3,374
2020	2,838
Thereafter	18,540

$35,880

20. Concentration of Credit Risks

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

21. Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 6, while deposit concentrations are reflected in Note 9.

Although the Company has a diversified loan portfolio, at December 31, 2015 and 2014, non-covered commercial real estate loans represented 60.6% and 57.3% of gross non-covered loans and 332.3% and 271.9% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 23.7% and 25.2% of gross non-covered loans and 130.1% and 119.6% of total stockholders’ equity at December 31, 2015 and 2014, respectively.

Approximately 87.0% of the Company’s loans as of December 31, 2015, are to borrowers in Alabama, Arkansas and Florida, the three states in which the Company has its branch locations. Additionally, the Company has 84.4% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

22. Commitments and Contingencies

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

At December 31, 2015 and 2014, commitments to extend credit of $1.43 billion and $851.8 million, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2015 and 2014, is $24.3 million and $23.2 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

23. Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2015 and 2014, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2015, 2014 and 2013.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $87.2 million and $78.7 million as of December 31, 2015 and 2014, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $684,000 and $934,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the years ended December 31, 2015 and 2014, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a write-down to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2015 and 2014, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $18.5 million and $17.0 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $6.6 million were remeasured during 2015, resulting in write-downs of approximately $960,000.

Regulatory guidelines require us to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. Our policy is to comply with the regulatory guidelines.

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

FDIC indemnification asset — Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss-sharing agreement. While this asset was recorded at its estimated fair value at acquisition date, it is not practicable to complete a fair value analysis on a quarterly or annual basis. This would involve preparing a fair value analysis of the entire portfolio of loans and foreclosed assets covered by the loss-sharing agreement on a quarterly or annual basis in order to estimate the fair value of the FDIC indemnification asset.

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

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$255,823	$255,823	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	309,042	313,944	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	6,425,543	6,380,927	3
Loans receivable covered by FDIC loss share, net of allowance	59,582	59,582	3
FDIC indemnification asset	9,284	9,284	3
Accrued interest receivable	29,132	29,132	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,456,624	$1,456,624	1
Savings and interest-bearing transaction accounts	3,551,684	3,551,684	1
Time deposits	1,430,201	1,418,462	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	128,389	128,389	1
FHLB borrowed funds	1,405,945	1,410,019	2
Accrued interest payable	1,804	1,804	1
Subordinated debentures	60,826	60,826	3

	December 31, 2014
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$112,528	$112,528	1
Federal funds sold	250	250	1
Investment securities – held-to-maturity	356,790	362,272	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	4,686,145	4,671,941	3
Loans receivable covered by FDIC loss share, net of allowance	237,648	237,648	3
FDIC indemnification asset	28,409	28,409	3
Accrued interest receivable	24,075	24,075	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,203,306	$1,203,306	1
Savings and interest-bearing transaction accounts	2,974,850	2,974,850	1
Time deposits	1,245,815	1,240,802	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	176,465	176,465	1
FHLB borrowed funds	697,957	705,219	2
Accrued interest payable	1,120	1,120	1
Subordinated debentures	60,826	60,826	3

24. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2015, the Company requested approximately $76.2 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 53.3% of the Company’s banking subsidiary’s 2015 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2015, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of December 31, 2015, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.50%, 9.91%, 11.26%, and 12.16%, respectively, as of December 31, 2015.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2015
Common equity Tier 1 capital ratios:
Home BancShares	$809,515	10.50%	$346,935	4.50%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	345,722	4.50		499,376	6.50
Leverage ratios:
Home BancShares	$868,515	9.91%	$350,561	4.00%	$	N/A	N/A	%
Centennial Bank	782,100	8.93	350,325	4.00		437,906	5.00
Tier 1 capital ratios:
Home BancShares	$868,515	11.26%	$462,797	6.00%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	460,963	6.00		614,617	8.00
Total risk-based capital ratios:
Home BancShares	$937,739	12.16%	$616,934	8.00%	$	N/A	N/A	%
Centennial Bank	851,324	11.08	614,674	8.00		768,343	10.00

As of December 31, 2014
Leverage ratios:
Home BancShares	$721,521	10.31%	$279,931	4.00%	$	N/A	N/A	%
Centennial Bank	653,611	9.25	282,643	4.00		353,303	5.00
Tier 1 capital ratios:
Home BancShares	$721,521	12.55%	$229,967	4.00%	$	N/A	N/A	%
Centennial Bank	653,611	11.41	229,136	4.00		343,704	6.00
Total risk-based capital ratios:
Home BancShares	$776,532	13.51%	$459,826	8.00%	$	N/A	N/A	%
Centennial Bank	708,622	12.38	457,914	8.00		572,393	10.00

25. Additional Cash Flow Information

In connection with the Doral Florida acquisition, accounted for using the purchase method, the Company acquired approximately $39.3 million in assets, assumed $467.6 million in liabilities, issued no equity and received net funds of $429.9 million during 2015. As a result, the Company recorded a bargain purchase gain of $1.6 million.

In connection with the FBBI acquisition, accounted for using the purchase method, the Company acquired approximately $564.5 million in assets, assumed $480.7 million in liabilities, issued 2,079,854 shares of its common stock valued at approximately $83.8 million as of October 1, 2015 to the shareholders of FBBI, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock.

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2015	2014	2013
	(In thousands)
Interest paid	$21,040	$19,002	$14,960
Income taxes paid	79,740	25,612	26,045
Assets acquired by foreclosure	19,874	17,383	31,133

26. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2015	2014
Assets
Cash and cash equivalents	$68,674	$58,721
Investment securities	6,888	—
Investments in wholly-owned subsidiaries	1,172,723	1,006,860
Investments in unconsolidated subsidiaries	1,826	1,826
Premises and equipment	5,927	—
Other assets	6,878	10,921

Total assets	$1,262,916	$1,078,328

Liabilities
Subordinated debentures	$60,826	$60,826
Other liabilities	2,333	2,210

Total liabilities	63,159	63,036

Stockholders’ Equity
Common stock	701	676
Capital surplus	867,981	781,328
Retained earnings	326,898	226,279
Accumulated other comprehensive income (loss)	4,177	7,009

Total stockholders’ equity	1,199,757	1,015,292

Total liabilities and stockholders’ equity	$1,262,916	$1,078,328

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2015	2014	2013
Income
Dividends from banking subsidiary	$76,168	$84,436	$91,178
Other income	51	50	18

Total income	76,219	84,486	91,196
Expenses	8,387	5,938	5,055

Income before income taxes and equity in undistributed net income of subsidiaries	67,832	78,548	86,141
Tax benefit for income taxes	3,048	2,363	2,024

Income before equity in undistributed net income of subsidiaries	70,880	80,911	88,165
Equity in undistributed net income of subsidiaries	67,319	32,152	(21,645)

Net income	$138,199	$113,063	$66,520

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2015	2014	2013
Cash flows from operating activities
Net income	$138,199	$113,063	$66,520
Items not requiring (providing) cash
Share-based compensation	3,925	2,073	1,298
Tax benefit from stock options exercised	(605)	(1,225)	(836)
Equity in undistributed income of subsidiaries	(67,319)	(32,152)	21,645
Changes in other assets	5,308	(6,489)	1,674
Changes in other liabilities	(576)	1,955	(1,819)

Net cash provided by (used in) operating activities	78,932	77,225	88,482

Cash flows from investing activities
Purchases of premises and equipment, net	(5,927)	—	—
Centennial Trust merger	—	366	—
Purchase of Liberty Bank	—	—	(76,980)
Purchase of Florida Traditions Bank	—	(5)	—
Purchase of Broward Financial Holdings, Inc.	—	(3,188)	—
Purchase of Florida Business BancGroup, Inc.	(17,445)	—	—
Purchase of investment securities	(6,946)	—	—

Net cash provided by (used in) investing activities	(30,318)	(2,827)	(76,980)

Cash flows from financing activities
Proceeds from exercise of stock options	389	574	431
Common stock issuance costs – market acquisitions	(60)	(331)	(577)
Retirement of subordinated debentures	—	—	(25,000)
Tax benefit from stock options exercised	605	1,225	836
Repurchase of common stock	(2,015)	—	—
Disgorgement of profits	—	25	—
Dividends paid	(37,580)	(23,170)	(16,971)

Net cash provided by (used in) financing activities	(38,661)	(21,677)	(41,281)

Increase (decrease) in cash and cash equivalents	9,953	52,721	(29,779)
Cash and cash equivalents, beginning of year	58,721	6,000	35,779

Cash and cash equivalents, end of year	$68,674	$58,721	$6,000

27. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables: Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (Topic 310-40). ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments became effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. The Company has adopted the new guidance, which has made no impact to the Company’s financial statements.

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Affordable Housing Projects (Topic 323). ASU 2014-01 revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The amendments became effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. The Company has adopted the new guidance on the consolidated financial statements, which has made no impact to the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. ASU 2015-02 did not have an impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. As a result of this evaluation, there were no significant changes in the Company’s disclosure controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. In February 2015, April 2015 and October 2015, we completed the acquisitions of Doral Florida, the pool of national commercial real estate loans and Florida Business BancGroup, Inc., respectively, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting to include the operations of Doral Florida, the pool of national commercial real estate loans and FBBI. Management has concluded that the inclusion of these acquisitions has not materially affected, and is not reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2016, to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2016, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2016, to be filed pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2016, to be filed pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 21, 2016, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1 and 2. Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b)	Listing of Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated June 25, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on June 27, 2013)

2.2	First Amendment to Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated July 31, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on August 2, 2013)

2.3	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.4	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.5	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.6	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.7	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business Bancgroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

12.1	Computation of Ratios of Earnings to Fixed Charges*

21.1	Subsidiaries of Home BancShares*

23.1	Consent of BKD, LLP*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

By:	/s/ C. Randall Sims
C. Randall Sims
Chief Executive Officer

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 26, 2016.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Brian S. Davis
John W. Allison	C. Randall Sims	Brian S. Davis
Chairman of the Board of Directors	Chief Executive Officer and Director (Principal Executive Officer)	Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams	Robert H. Adcock, Jr.	Richard H. Ashley
Director	Vice Chairman of the Board of Directors	Director

/s/ Dale A. Bruns	/s/ Richard A. Buckheim	/s/ Jack E. Engelkes
Dale A. Bruns	Richard A. Buckheim	Jack E. Engelkes
Director	Director	Director

/s/ Tracy M. French	/s/ James G. Hinkle	/s/ Alex R. Lieblong
Tracy M. French	James G. Hinkle	Alex R. Lieblong
Director	Director	Director

/s/ Thomas J. Longe	/s/ Jennifer C. Floyd
Thomas J. Longe	Jennifer C. Floyd
Director	Chief Accounting Officer and Investor Relations Officer (Principal Accounting Officer)