Form 10-Q
period 2016-03-31
HOME BANCSHARES INC
filed 2016-05-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

Common Stock Issued and Outstanding: 70,189,877 shares as of April 29, 2016.

HOME BANCSHARES, INC.

FORM 10-Q

March 31, 2016

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
(In thousands, except share data)	(Unaudited)
Assets
Cash and due from banks	$115,206	$111,258
Interest-bearing deposits with other banks	42,866	144,565

Cash and cash equivalents	158,072	255,823
Federal funds sold	7,050	1,550
Investment securities – available-for-sale	1,207,773	1,206,580
Investment securities – held-to-maturity	299,050	309,042
Loans receivable not covered by loss share	6,792,170	6,579,401
Loans receivable covered by FDIC loss share	60,042	62,170
Allowance for loan losses	(72,306)	(69,224)

Loans receivable, net	6,779,906	6,572,347
Bank premises and equipment, net	210,764	212,163
Foreclosed assets held for sale not covered by loss share	19,657	18,526
Foreclosed assets held for sale covered by FDIC loss share	545	614
FDIC indemnification asset	8,656	9,284
Cash value of life insurance	85,538	85,146
Accrued interest receivable	28,833	29,132
Deferred tax asset, net	69,564	71,565
Goodwill	377,983	377,983
Core deposit and other intangibles	20,598	21,443
Other assets	123,462	117,924

Total assets	$9,397,451	$9,289,122

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,562,565	$1,456,624
Savings and interest-bearing transaction accounts	3,602,868	3,551,684
Time deposits	1,412,086	1,430,201

Total deposits	6,577,519	6,438,509
Securities sold under agreements to repurchase	121,906	128,389
FHLB and other borrowed funds	1,336,233	1,405,945
Accrued interest payable and other liabilities	73,185	55,696
Subordinated debentures	60,826	60,826

Total liabilities	8,169,669	8,089,365

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 100,000,000 in 2016 and 2015; shares issued and outstanding 70,189,877 in 2016 and 70,120,502 in 2015	702	701
Capital surplus	862,827	867,981
Retained earnings	357,788	326,898
Accumulated other comprehensive income	6,465	4,177

Total stockholders’ equity	1,227,782	1,199,757

Total liabilities and stockholders’ equity	$9,397,451	$9,289,122

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
	2016	2015
(In thousands, except per share data)	(Unaudited)
Interest income:
Loans	$96,913	$75,487
Investment securities
Taxable	5,450	5,543
Tax-exempt	2,815	2,752
Deposits – other banks	102	91
Federal funds sold	4	8

Total interest income	105,284	83,881

Interest expense:
Interest on deposits	3,634	3,258
Federal funds purchased	1	1
FHLB and other borrowed funds	3,070	1,050
Securities sold under agreements to repurchase	145	172
Subordinated debentures	377	329

Total interest expense	7,227	4,810

Net interest income	98,057	79,071
Provision for loan losses	5,677	3,787

Net interest income after provision for loan losses	92,380	75,284

Non-interest income:
Service charges on deposit accounts	5,929	5,418
Other service charges and fees	7,117	6,216
Trust fees	404	432
Mortgage lending income	2,863	1,932
Insurance commissions	657	567
Income from title services	4	34
Increase in cash value of life insurance	395	308
Dividends from FHLB, FRB, Bankers’ bank & other	620	415
Gain on acquisitions	—	1,635
Gain (loss) on sale of branches, net	(53)	8
Gain (loss) on OREO, net	96	493
Gain (loss) on securities, net	10	4
FDIC indemnification accretion/(amortization), net	(362)	(3,956)
Other income	1,757	1,164

Total non-interest income	19,437	14,670

Non-interest expense:
Salaries and employee benefits	23,958	19,390
Occupancy and equipment	6,671	6,049
Data processing expense	2,664	2,419
Other operating expenses	12,355	12,855

Total non-interest expense	45,648	40,713

Income before income taxes	66,169	49,241
Income tax expense	24,742	18,122

Net income	$41,427	$31,119

Basic earnings per share	$0.59	$0.46

Diluted earnings per share	$0.59	$0.46

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2016	2015
(In thousands)	(Unaudited)
Net income	$41,427	$31,119
Net (loss) unrealized gain on available-for-sale securities	3,775	5,058
Less: reclassification adjustment for realized (gains) losses included in income	(10)	(4)

Other comprehensive (loss) income, before tax effect	3,765	5,054
Tax effect	(1,477)	(1,983)

Other comprehensive income (loss) income	2,288	3,071

Comprehensive income	$43,715	$34,190

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2016 and 2015

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	$676	$781,328	$226,279	$7,009	$1,015,292
Comprehensive income:
Net income	—	—	31,119	—	31,119
Other comprehensive income (loss)	—	—	—	3,071	3,071
Net issuance of 1,464 shares of common stock from exercise of stock options	—	7	—	—	7
Repurchase of 67,332 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	15	—	—	15
Share-based compensation net issuance of 71,992 shares of restricted common stock	1	520	—	—	521
Cash dividends – Common Stock, $0.125 per share	—	—	(8,447)	—	(8,447)

Balances at March 31, 2015 (unaudited)	676	779,856	248,951	10,080	1,039,563
Comprehensive income:
Net income	—	—	107,080	—	107,080
Other comprehensive income (loss)	—	—	—	(5,903)	(5,903)
Net issuance of 203,072 shares of common stock from exercise of stock options	2	380	—	—	382
Issuance of 2,079,854 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Tax benefit from stock options exercised	—	590	—	—	590
Share-based compensation net issuance of 260,842 shares of restricted common stock	2	3,402	—	—	3,404
Cash dividends – Common Stock, $0.425 per share	—	—	(29,133)	—	(29,133)

Balances at December 31, 2015	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	41,427	—	41,427
Other comprehensive income (loss)	—	—	—	2,288	2,288
Net issuance of 216,908 shares of common stock from exercise of stock options plus issuance of 5,000 bonus shares of unrestricted common stock	2	1,141	—	—	1,143
Repurchase of 230,900 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,119	—	—	1,119
Share-based compensation net issuance of 78,367 shares of restricted common stock	1	1,426	—	—	1,427
Cash dividends – Common Stock, $0.15 per share	—	—	(10,537)	—	(10,537)

Balances at March 31, 2016 (unaudited)	$702	$862,827	$357,788	$6,465	$1,227,782

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2016	2015
(In thousands)	(Unaudited)
Operating Activities
Net income	$41,427	$31,119
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,722	2,635
Amortization/(accretion)	3,954	6,742
Share-based compensation	1,427	521
Tax benefits from stock options exercised	(1,119)	(15)
(Gain) loss on assets	(53)	(501)
Gain on acquisitions	—	(1,635)
Provision for loan losses	5,677	3,787
Deferred income tax effect	524	3,650
Increase in cash value of life insurance	(395)	(308)
Originations of mortgage loans held for sale	(68,932)	(49,603)
Proceeds from sales of mortgage loans held for sale	77,188	51,145
Changes in assets and liabilities:
Accrued interest receivable	299	533
Indemnification and other assets	(5,269)	(433)
Accrued interest payable and other liabilities	18,608	26,522

Net cash provided by (used in) operating activities	76,058	74,159

Investing Activities
Net (increase) decrease in federal funds sold	(5,500)	(5,850)
Net (increase) decrease in loans, excluding loans acquired	(225,784)	(14,456)
Purchases of investment securities – available-for-sale	(67,837)	(53,416)
Proceeds from maturities of investment securities – available-for-sale	66,706	54,958
Proceeds from sale of investment securities – available-for-sale	1,377	4
Purchases of investment securities – held-to-maturity	—	(2,540)
Proceeds from maturities of investment securities – held-to-maturity	9,581	14,205
Proceeds from foreclosed assets held for sale	3,326	8,243
Proceeds from sale of insurance book of business	—	2,938
Purchases of premises and equipment, net	(1,376)	(5,041)
Return of investment on cash value of life insurance	—	27
Net cash proceeds (paid) received – market acquisitions	—	429,902

Net cash provided by (used in) investing activities	(219,507)	428,974

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	139,010	10,680
Net increase (decrease) in securities sold under agreements to repurchase	(6,483)	2,150
Net increase (decrease) in FHLB and other borrowed funds	(69,712)	(420,480)
Proceeds from exercise of stock options	1,143	7
Repurchase of common stock	(8,842)	(2,015)
Tax benefits from stock options exercised	1,119	15
Dividends paid on common stock	(10,537)	(8,447)

Net cash provided by (used in) financing activities	45,698	(418,090)

Net change in cash and cash equivalents	(97,751)	85,043
Cash and cash equivalents – beginning of year	255,823	112,528

Cash and cash equivalents – end of period	$158,072	$197,571

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2016 and 2015 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2015 Form 10-K, filed with the Securities and Exchange Commission.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$41,427	$31,119

Average shares outstanding	70,195	67,589
Effect of common stock options	149	334

Average diluted shares outstanding	70,344	67,923

Basic earnings per share	$0.59	$0.46
Diluted earnings per share	$0.59	$0.46

2.	Business Combinations

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015 for an additional discussion regarding the acquisition of FBBI.

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

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of March 31, 2016 and December 31, 2015, Centennial CFG had $851.4 and $715.7 million in total loans net of discount, respectively. Centennial CFG currently has plans to build this loan portfolio to $1.2 billion to $1.3 billion by the end of 2016. During 2016, we have plans to open a deposit-only branch location in New York City.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements on Form 10-K for the year ended December 31, 2015 for an additional discussion regarding the acquisition of Doral Florida.

3.	Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$339,540	$2,699	$(815)	$341,424
Residential mortgage-backed securities	258,360	2,131	(392)	260,099
Commercial mortgage-backed securities	335,858	2,184	(605)	337,437
State and political subdivisions	210,953	6,793	(107)	217,639
Other securities	52,424	417	(1,667)	51,174

Total	$1,197,135	$14,224	$(3,586)	$1,207,773

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,300	$74	$(6)	$7,368
Residential mortgage-backed securities	88,506	647	(98)	89,055
Commercial mortgage-backed securities	41,190	565	—	41,755
State and political subdivisions	162,054	5,198	(5)	167,247

Total	$299,050	$6,484	$(109)	$305,425

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

Assets, principally investment securities, having a carrying value of approximately $1.19 billion and $1.25 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $121.9 million and $128.4 million at March 31, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$239,912	$240,854	$60,345	$61,556
Due after one year through five years	749,709	758,331	177,476	181,852
Due after five years through ten years	150,817	151,475	24,187	24,647
Due after ten years	56,697	57,113	37,042	37,370

Total	$1,197,135	$1,207,773	$299,050	$305,425

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2016, approximately $1.4 million, in available-for-sale securities were sold. The gross realized gains on the sales for the three month period ended March 31, 2016 totaled approximately $10,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three-month period ended March 31, 2016, no securities were deemed to have other-than-temporary impairment.

For the three months ended March 31, 2016, the Company had investment securities of approximately $1.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 82.1% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$101,927	$(768)	$12,527	$(53)	$114,454	$(821)
Residential mortgage-backed securities	73,193	(274)	17,835	(215)	91,028	(490)
Commercial mortgage-backed securities	80,644	(401)	23,372	(205)	104,016	(605)
State and political subdivisions	13,801	(88)	2,460	(24)	16,261	(112)
Other securities	12,871	(632)	15,204	(1,035)	28,075	(1,667)

Total	$282,436	$(2,163)	$71,398	$(1,532)	$353,834	$(3,695)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$135,128	$(1,240)	$4,751	$(24)	$139,879	$(1,264)
Residential mortgage-backed securities	200,256	(1,445)	10,511	(193)	210,767	(1,638)
Commercial mortgage-backed securities	192,644	(1,449)	23,592	(305)	216,236	(1,754)
State and political subdivisions	27,334	(202)	4,400	(18)	31,734	(220)
Other securities	21,866	(339)	15,803	(685)	37,669	(1,024)

Total	$577,228	$(4,675)	$59,057	$(1,225)	$636,285	$(5,900)

Income earned on securities for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Taxable:
Available-for-sale	$4,567	$4,507
Held-to-maturity	883	1,036
Non-taxable:
Available-for-sale	1,574	1,346
Held-to-maturity	1,241	1,406

Total	$8,265	$8,295

4.	Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,889,735	$2,968,147
Construction/land development	976,098	943,095
Agricultural	75,763	75,027
Residential real estate loans
Residential 1-4 family	1,145,080	1,130,714
Multifamily residential	437,721	429,872

Total real estate	5,524,397	5,546,855
Consumer	50,090	52,258
Commercial and industrial	1,070,139	850,357
Agricultural	63,482	67,109
Other	84,062	62,822

Loans receivable not covered by loss share	$6,792,170	$6,579,401

During the three-month periods ended March 31, 2016 and 2015, no SBA loans were sold.

Mortgage loans held for sale of approximately $30.6 million and $38.9 million at March 31, 2016 and December 31, 2015, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2016 and December 31, 2015 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of March 31, 2016 and December 31, 2015 for the Company:

	March 31, 2016	December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$192	$188
Construction/land development	1,702	1,692
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	57,243	59,565
Multifamily residential	379	384

Total real estate	59,516	61,829
Consumer	—	—
Commercial and industrial	414	230
Other	112	111

Loans receivable covered by FDIC loss share	$60,042	$62,170

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of March 31, 2016 and December 31, 2015, $3.1 million and $3.3 million, respectively, were accruing loans past due 90 days or more.

6.	Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the three months ended March 31, 2016:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$66,636	$2,588	$69,224
Loans charged off	(3,876)	(71)	(3,947)
Recoveries of loans previously charged off	1,343	9	1,352

Net loans recovered (charged off)	(2,533)	(62)	(2,595)

Provision for loan losses for non-covered loans	5,677	—	5,677

Net provision for loan losses for covered loans	—	—	—

Balance, March 31, 2016	$69,780	$2,526	$72,306

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three months ended March 31, 2016, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of March 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $129.8 million, $139.5 million and $134.7 million at March 31, 2016, December 31, 2015 and March 31, 2015, respectively.

	Three Months Ended March 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636
Loans charged off	(41)	(1,158)	(1,309)	(883)	(485)	—	(3,876)
Recoveries of loans previously charged off	19	38	466	529	291	—	1,343

Net loans recovered (charged off)	(22)	(1,120)	(843)	(354)	(194)	—	(2,533)
Provision for loan losses	947	3,681	1,254	1,050	695	(1,950)	5,677

Balance, March 31	$11,581	$29,355	$12,799	$10,001	$5,508	$536	$69,780

	As of March 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,100	$2,057	$77	$1,603	$—	$—	$4,837
Loans collectively evaluated for impairment	10,481	27,226	12,511	8,397	5,507	536	64,658

Loans evaluated for impairment balance, March 31	11,581	29,283	12,588	10,000	5,507	536	69,495

Purchased credit impaired loans acquired	—	72	211	1	1	—	285

Balance, March 31	$11,581	$29,355	$12,799	$10,001	$5,508	$536	$69,780

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$17,968	$57,522	$70,643	$30,851	$1,270	$—	$178,254
Loans collectively evaluated for impairment	938,651	2,809,843	1,462,783	1,023,053	194,439	—	6,428,769

Loans evaluated for impairment balance, March 31	956,619	2,867,365	1,533,426	1,053,904	195,709	—	6,607,023

Purchased credit impaired loans acquired	19,479	98,133	49,375	16,235	1,925	—	185,147

Balance, March 31	$976,098	$2,965,498	$1,582,801	$1,070,139	$197,634	$—	$6,792,170

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the three-month period ended March 31, 2015 and the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(83)	(802)	(864)	(829)	(572)	—	(3,150)
Recoveries of loans previously charged off	58	1	157	31	294	—	541

Net loans recovered (charged off)	(25)	(801)	(707)	(798)	(278)	—	(2,609)
Provision for loan losses	631	1,079	(1,455)	972	(210)	1,852	2,869

Balance, March 31	8,722	17,505	11,284	6,124	5,310	3,786	52,731
Loans charged off	(499)	(3,121)	(3,689)	(1,809)	(2,503)	—	(11,621)
Recoveries of loans previously charged off	140	738	725	771	533	—	2,907

Net loans recovered (charged off)	(359)	(2,383)	(2,964)	(1,038)	(1,970)	—	(8,714)
Provision for loan losses	1,548	10,395	4,806	4,187	1,661	(1,300)	21,297
Reclass of provision for loan losses attributable to FDIC loss share agreements	745	1,277	(738)	32	6	—	1,322

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans acquired	1	168	45	1	1	—	216

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans acquired	20,733	99,436	51,480	18,427	1,745	—	191,821

Balance, December 31	$943,095	$3,043,174	$1,560,586	$850,357	$182,189	$—	$6,579,401

The following is an aging analysis for the non-covered loan portfolio as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,914	$1,438	$19,446	$24,798	$2,864,937	$2,889,735	$9,588
Construction/land development	324	186	7,940	8,450	967,648	976,098	3,855
Agricultural	—	—	544	544	75,219	75,763	31
Residential real estate loans
Residential 1-4 family	9,684	2,271	13,004	24,959	1,120,121	1,145,080	2,415
Multifamily residential	500	98	896	1,494	436,227	437,721	1

Total real estate	14,422	3,993	41,830	60,245	5,464,152	5,524,397	15,890
Consumer	209	42	222	473	49,617	50,090	52
Commercial and industrial	2,971	176	12,317	15,464	1,054,675	1,070,139	6,066
Agricultural and other	262	3	1,048	1,313	146,231	147,544	—

Total	$17,864	$4,214	$55,417	$77,495	$6,714,675	$6,792,170	$22,008

	December 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,494	$292	$25,058	$26,844	$2,941,303	$2,968,147	$9,247
Construction/land development	897	343	7,128	8,368	934,727	943,095	4,176
Agricultural	177	—	561	738	74,289	75,027	30
Residential real estate loans
Residential 1-4 family	3,614	3,091	16,489	23,194	1,107,520	1,130,714	3,915
Multifamily residential	1,330	—	871	2,201	427,671	429,872	1

Total real estate	7,512	3,726	50,107	61,345	5,485,510	5,546,855	17,369
Consumer	133	66	285	484	51,774	52,258	46
Commercial and industrial	679	781	8,793	10,253	840,104	850,357	6,430
Agricultural and other	347	164	1,034	1,545	128,386	129,931	—

Total	$8,671	$4,737	$60,219	$73,627	$6,505,774	$6,579,401	$23,845

Non-accruing loans not covered by loss share at March 31, 2016 and December 31, 2015 were $33.4 million and $36.4 million, respectively.

The following is a summary of the non-covered impaired loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$29	$—
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	80	80	—	80	1
Multifamily residential	46	46	—	23	1

Total real estate	155	155	—	132	2
Consumer	—	—	—	—	—
Commercial and industrial	50	50	—	31	1
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	205	205	—	163	3
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,791	40,975	2,057	42,917	315
Construction/land development	17,830	15,408	1,100	15,242	75
Agricultural	566	544	—	553	—
Residential real estate loans
Residential 1-4 family	15,540	14,060	59	15,696	48
Multifamily residential	1,186	1,185	18	1,172	3

Total real estate	80,913	72,172	3,234	75,580	441
Consumer	252	222	—	254	1
Commercial and industrial	18,429	15,605	1,603	13,384	104
Agricultural and other	1,048	1,048	—	1,041	—

Total loans with a specific valuation allowance	100,642	89,047	4,837	90,259	546
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	45,820	41,004	2,057	42,946	315
Construction/land development	17,830	15,408	1,100	15,242	75
Agricultural	566	544	—	553	—
Residential real estate loans
Residential 1-4 family	15,620	14,140	59	15,776	49
Multifamily residential	1,232	1,231	18	1,195	4

Total real estate	81,068	72,327	3,234	75,712	443
Consumer	252	222	—	254	1
Commercial and industrial	18,479	15,655	1,603	13,415	105
Agricultural and other	1,048	1,048	—	1,041	—

Total impaired loans	$100,847	$89,252	$4,837	$90,422	$549

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of March 31, 2016.

	December 31, 2015
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$6	$2
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	80	80	—	21	6
Multifamily residential	—	—	—	—	—

Total real estate	109	109	—	27	8
Consumer	—	—	—	—	—
Commercial and industrial	12	12	—	2	1
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	121	121	—	29	9
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,861	44,858	2,115	43,900	1,139
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,454	17,333	168	16,947	390
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,083	78,989	3,450	80,307	1,866
Consumer	306	286	—	570	7
Commercial and industrial	13,385	11,163	921	6,542	191
Agricultural and other	1,034	1,034	—	614	4

Total loans with a specific valuation allowance	99,808	91,472	4,371	88,033	2,068
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,890	44,887	2,115	43,906	1,141
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,534	17,413	168	16,968	396
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,192	79,098	3,450	80,334	1,874
Consumer	306	286	—	570	7
Commercial and industrial	13,397	11,175	921	6,544	192
Agricultural and other	1,034	1,034	—	614	4

Total impaired loans	$99,929	$91,593	$4,371	$88,062	$2,077

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of December 31, 2015.

Interest recognized on non-covered impaired loans during the three months ended March 31, 2016 and 2015 was approximately $549,000 and $494,000, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$40,235	$621	$—	$40,856
Construction/land development	19,051	—	—	19,051
Agricultural	517	—	—	517
Residential real estate loans
Residential 1-4 family	19,910	173	—	20,083
Multifamily residential	2,101	—	—	2,101

Total real estate	81,814	794	—	82,608
Consumer	292	16	—	308
Commercial and industrial	9,982	70	—	10,052
Agricultural and other	1,551	90	—	1,641

Total	$93,639	$970	$—	$94,609

	December 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42,077	$706	$—	$42,783
Construction/land development	17,821	1	—	17,822
Agricultural	534	—	—	534
Residential real estate loans
Residential 1-4 family	18,497	276	—	18,773
Multifamily residential	2,075	30	—	2,105

Total real estate	81,004	1,013	—	82,017
Consumer	320	18	—	338
Commercial and industrial	5,869	29	—	5,898
Agricultural and other	1,582	90	—	1,672

Total	$88,775	$1,150	$—	$89,925

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

The following is a presentation of non-covered loans by class and risk rating as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$973	$5,185	$1,517,003	$1,195,142	$32,498	$40,856	$2,791,657
Construction/land development	117	1,193	208,936	724,189	3,133	19,051	956,619
Agricultural	—	265	50,658	24,089	179	517	75,708
Residential real estate loans
Residential 1-4 family	1,324	1,812	838,602	227,872	12,574	20,083	1,102,267
Multifamily residential	—	153	312,678	60,752	55,475	2,101	431,159

Total real estate	2,414	8,608	2,927,877	2,232,044	103,859	82,608	5,357,410
Consumer	15,985	268	22,268	10,009	104	308	48,942
Commercial and industrial	16,678	10,362	636,248	354,099	26,465	10,052	1,053,904
Agricultural and other	4,375	888	74,692	64,906	265	1,641	146,767

Total risk rated loans	$39,452	$20,126	$3,661,085	$2,661,058	$130,693	$94,609	6,607,023

Purchased credit impaired loans acquired							185,147

Total non-covered loans							$6,792,170

	December 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,064	$5,950	$1,603,950	$1,183,898	$31,405	$42,783	$2,869,050
Construction/land development	61	696	254,907	645,249	3,627	17,822	922,362
Agricultural	—	298	47,413	26,262	181	534	74,688
Residential real estate loans
Residential 1-4 family	1,193	1,838	850,744	198,304	15,015	18,773	1,085,867
Multifamily residential	—	155	301,113	63,640	56,226	2,105	423,239

Total real estate	2,318	8,937	3,058,127	2,117,353	106,454	82,017	5,375,206
Consumer	16,367	318	23,768	10,266	109	338	51,166
Commercial and industrial	10,885	6,729	495,064	307,818	5,536	5,898	831,930
Agricultural and other	4,572	926	73,447	48,386	275	1,672	129,278

Total risk rated loans	$34,142	$16,910	$3,650,406	$2,483,823	$112,374	$89,925	6,387,580

Purchased credit impaired loans acquired							191,821

Total non-covered loans							$6,579,401

The following is a presentation of non-covered troubled debt restructurings (“TDRs”) by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,649	$8,311	$272	$5,664	$14,247
Construction/land development	1	560	556	—	—	556
Residential real estate loans
Residential 1-4 family	8	1,086	811	137	101	1,049
Multifamily residential	2	341	46	—	289	335

Total real estate	24	16,636	9,724	409	6,054	16,187
Commercial and industrial	4	112	—	91	15	106

Total	28	$16,748	$9,724	$500	$6,069	$16,293

	December 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

The following is a presentation of non-covered TDRs on non-accrual status as of March 31, 2016 and December 31, 2015 because they are not in compliance with the modified terms:

	March 31, 2016		December 31, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	3	$1,604
Residential real estate loans
Residential 1-4 family	1	25	2	1,812

Total real estate	1	25	5	3,416

Commercial and industrial	1	15	—	—

Total	2	$40	5	$3,416

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of $78,000 and $3.4 million as of March 31, 2016 and December 31, 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate as of March 31, 2016 and December 31, 2015, respectively. At March 31, 2016, the Company had $3.6 million of residential real estate properties in OREO.

The following is a presentation of non-covered foreclosed assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$11,430	$9,787
Construction/land development	4,649	5,286
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,386	3,233
Multifamily residential	192	220

Total foreclosed assets held for sale	$19,657	$18,526

Allowance for Loan Losses and Credit Quality for Covered Loans

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2016, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of March 31, 2016.

	Three Months Ended March 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$126	$4	$2,430	$19	$9	$—	$2,588
Loans charged off	(46)	(25)	—	—	—	—	(71)
Recoveries of loans previously charged off	—	—	9	—	—	—	9

Net loans recovered (charged off)	(46)	(25)	9	—	—	—	(62)
Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before change attributable to FDIC loss share agreements	49	25	(88)	14	—	—	—
Change attributable to FDIC loss share agreements	(49)	(25)	88	(14)	—	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	49	25	(88)	14	—	—	—

Balance, March 31	$129	$4	$2,351	$33	$9	$—	$2,526

	As of March 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	129	4	2,351	33	9	—	2,526

Balance, March 31	$129	$4	$2,351	$33	$9	$—	$2,526

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, March 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,702	192	57,622	414	112	—	60,042

Balance, March 31	$1,702	$192	$57,622	$414	$112	$—	$60,042

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three-month period ended March 31, 2015 and the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2015.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	—	(691)	(81)	—	—	—	(772)
Recoveries of loans previously charged off	107	62	96	—	—	—	265

Net loans recovered (charged off)	107	(629)	15	—	—	—	(507)
Provision for loan losses forecasted outside of loss share	(229)	(302)	233	3	—	—	(295)
Provision for loan losses before change attributable to FDIC loss share agreements	365	888	344	70	390	—	2,057
Change attributable to FDIC loss share agreements	(63)	(220)	(117)	(57)	(387)	—	(844)

Net provision for loan losses	73	366	460	16	3	—	918
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	63	220	117	57	387	—	844

Balance, March 31	675	887	1,753	89	391	—	3,795
Loans charged off	(62)	(264)	(83)	—	—	—	(409)
Recoveries of loans previously charged off	(69)	(39)	(63)	—	—	—	(171)

Net loans recovered (charged off)	(131)	(303)	(146)	—	—	—	(580)
Provision for loan losses forecasted outside of loss share	229	302	(233)	(3)	—	—	295
Provision for loan losses before change attributable to FDIC loss share agreements	98	395	318	(35)	(376)	—	400
Change attributable to FDIC loss share agreements	(306)	(675)	(78)	67	377	—	(615)

Net provision for loan losses	21	22	7	29	1	—	80
Reclass of provision for loan losses attributable to FDIC loss share agreements	(745)	(1,277)	738	(32)	(6)	—	(1,322)
Increase in FDIC indemnification asset	306	675	78	(67)	(377)	—	615

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	126	4	2,430	19	9	—	2,588

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,692	188	59,949	230	111	—	62,170

Balance, December 31	$1,692	$188	$59,949	$230	$111	$—	$62,170

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the three-month period ended March 31, 2016 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$43,900	$253,991
Reforecasted future interest payments for loan pools	4,429	—
Accretion recorded to interest income	(7,453)	7,453
Adjustment to yield	4,319	—
Transfers to foreclosed assets held for sale	—	(846)
Payments received, net	—	(15,409)

Balance at end of period	$45,195	$245,189

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $4.4 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2016 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $4.3 million as an additional adjustment to yield over the weighted average life of the loans.

7.	Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$325,423
Acquisitions	—	55,255
Sale of insurance book of business	—	(2,695)

Balance, end of period	$377,983	$377,983

	March 31, 2016	December 31, 2015
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$21,443	$20,925
Acquisition	—	1,363
Sale of insurance book of business	—	(243)
Amortization expense	(845)	(1,129)

Balance, March 31	$20,598	20,916

Acquisitions		3,477
Amortization expense		(2,950)

Balance, end of year		$21,443

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2016 and December 31, 2015 were:

	March 31, 2016	December 31, 2015
	(In thousands)
Gross carrying basis	$51,378	$51,378
Accumulated amortization	(30,780)	(29,935)

Net carrying amount	$20,598	$21,443

Core deposit and other intangible amortization expense was approximately $845,000 and $1.1 million for the three-months ended March 31, 2016 and 2015, respectively. Including all of the mergers completed as of March 31, 2016, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2016 through 2020 is approximately: 2016 – $3.1 million; 2017 – $3.0 million; 2018 – $2.9 million; 2019 – $2.8 million; 2020 – $2.3 million.

The carrying amount of the Company’s goodwill was $378.0 million at both March 31, 2016 and December 31, 2015. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8.	Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2016 and December 31, 2015 other assets were $123.5 million and $117.9 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was $1.6 million and $3.2 million at March 31, 2016 and December 31, 2015, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank, Federal Reserve Bank, Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $101.6 million and $97.5 million at March 31, 2016 and December 31, 2015, respectively, and are accounted for at cost.

9.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $549.3 million and $503.3 million at March 31, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $874.9 million and $885.3 million at March 31, 2016 and December 31, 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.4 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, brokered deposits were $335.9 million and $199.3 million, respectively.

Deposits totaling approximately $1.13 billion and $1.25 billion at March 31, 2016 and December 31, 2015, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10.	Securities Sold Under Agreements to Repurchase

At March 31, 2016 and December 31, 2015, securities sold under agreements to repurchase totaled $121.9 million and $128.4 million, respectively. For the three-month periods ended March 31, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $128.9 million and $179.6 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $121.9 million and $128.4 million at March 31, 2016 and December 31, 2015, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2016 and December 31, 2015 is presented in the following tables:

	March 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$4,825	$—	$—	$—	$4,825
Mortgage-backed securities	51,123	—	—	—	51,123
State and political subdivisions	65,128	—	—	—	65,128
Other securities	830	—	—	—	830

Total borrowings	$121,906	$—	$—	$—	$121,906

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$7,216	$—	$—	$—	$7,216
Mortgage-backed securities	54,512	—	—	—	54,512
State and political subdivisions	65,294	—	—	—	65,294
Other securities	1,367	—	—	—	1,367

Total borrowings	$128,389	$—	$—	$—	$128,389

11.	FHLB Borrowed Funds

The Company’s Federal Home Loan Bank (“FHLB”) borrowed funds were $1.33 billion and $1.41 billion at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, all $1.33 billion and $1.41 billion, respectively of the outstanding balance were issued as long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.29% to 5.96% and are secured by loans and investments securities. Maturities of borrowings as of March 31, 2016 include: 2016 – $15.9 million; 2017 – $735.5 million; 2018 – $319.3 million; 2019 – $128.2 million; 2020 – $131.4 million; after 2020 – $484,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $261.2 million and $261.1 million at March 31, 2016 and December 31, 2015, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2016 and December 31, 2015, respectively.

12.	Other Borrowings

The Company had $5.5 million related to other borrowings at March 31, 2016. Additionally, the Company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2016 and December 31, 2015 was zero.

13.	Subordinated Debentures

Subordinated debentures at March 31, 2016 and December 31, 2015 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31,	As of December 31,
	2016	2015
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

14.	Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Current:
Federal	$20,205	$12,074
State	4,013	2,398

Total current	24,218	14,472

Deferred:
Federal	437	3,045
State	87	605

Total deferred	524	3,650

Income tax expense	$24,742	$18,122

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
Statutory federal income tax rate	35.00%	35.00%
Effect of nontaxable interest income	(1.62)	(2.04)
Cash value of life insurance	(0.21)	(0.22)
State income taxes, net of federal benefit	4.07	4.01
Other	0.15	0.05

Effective income tax rate	37.39%	36.80%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$28,362	$27,153
Deferred compensation	1,794	3,505
Stock options	880	1,800
Real estate owned	2,275	1,988
Loan discounts	19,970	21,298
Tax basis premium/discount on acquisitions	15,779	15,772
Investments	2,750	2,637
Other	13,151	13,667

Gross deferred tax assets	84,961	87,820

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,773	3,946
Unrealized gain on securities available-for-sale	4,173	2,696
Core deposit intangibles	5,745	5,930
Indemnification asset	601	678
FHLB dividends	1,753	1,689
Other	1,352	1,316

Gross deferred tax liabilities	15,397	16,255

Net deferred tax assets	$69,564	$71,565

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida and New York. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011.

15.	Common Stock and Compensation Plans

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (“the Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of March 31, 2016, the maximum total number of shares of the Company’s common stock available for grants under the Plan was 4,644,000. At March 31, 2016, the Company had approximately 403,000 shares of common stock remaining available for future grants and approximately 1,561,000 shares of common stock reserved for issuance under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2016 was $13.6 million and $7.7 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.8 million as of March 31, 2016. For the first three months of 2016, the Company has expensed approximately $315,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at March 31, 2016 and December 31, 2015 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	1,397	$25.42	905	$11.80
Granted	—	—	743	36.30
Forfeited/Expired	(7)	34.56	(20)	40.31
Exercised	(232)	6.38	(231)	5.80

Outstanding, end of period	1,158	29.17	1,397	25.42

Exercisable, end of period	293	$14.71	480	$10.26

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. No options were granted during the three months ended March 31, 2016. The weighted-average fair value of options granted during the year ended December 31, 2015 was $8.56 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended	For the Year Ended
	March 31, 2016	December 31, 2015
Expected dividend yield	Not applicable	1.60%
Expected stock price volatility	Not applicable	25.91%
Risk-free interest rate	Not applicable	1.74%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2016:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$3.92 to $5.33	23	2.26	$4.97	23	$4.97
$8.54 to $9.31	58	1.75	8.63	58	8.63
$10.16 to $13.12	125	3.71	11.89	107	11.68
$17.25 to $19.08	142	6.93	18.18	66	17.92
$29.42 to $33.72	135	8.49	32.05	27	32.05
$34.25 to $34.80	110	8.69	34.38	11	34.77
$36.91 to $36.91	525	9.40	36.91	—	—
$40.31 to $41.15	40	9.52	40.73	—	—

	1,158			292

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2016 and December 31, 2015 and changes during the period and year then ended:

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Beginning of year	488	257
Issued	78	352
Vested	(23)	(102)
Forfeited	—	(19)

End of period	543	488

Amount of expense for three months and twelve months ended, respectively	$1,021	$2,511

On January 25, 2016, the Company granted a total of 78,367 shares of the Company’s restricted common stock to the Company’s Chairman, a group of the Company’s non-employee directors and an employee of the Company’s bank subsidiary. The restricted stock issued will “cliff” vest on January 25, 2019.

On January 25, 2016, the Company granted a total of 5,000 shares of the Company’s unrestricted common stock to the Company’s Chairman in lieu of a cash bonus.

During the first three months of 2016, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of the Company’s common stock. During first quarter of 2016, the Company repurchased a total of 230,900 shares with a weighted-average stock price of $38.30 per share. The 2016 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 1,809,128 shares. The remaining balance available for repurchase is 566,872 shares at March 31, 2016.

16.	Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Salaries and employee benefits	$23,958	$19,390
Occupancy and equipment	6,671	6,049
Data processing expense	2,664	2,419
Other operating expenses:
Advertising	823	779
Merger and acquisition expenses	—	1,417
Amortization of intangibles	845	1,129
Electronic banking expense	1,456	1,232
Directors’ fees	275	295
Due from bank service charges	305	215
FDIC and state assessment	1,446	1,396
Insurance	533	666
Legal and accounting	523	447
Other professional fees	925	488
Operating supplies	436	434
Postage	286	309
Telephone	487	504
Other expense	4,015	3,544

Total other operating expenses	12,355	12,855

Total non-interest expense	$45,648	$40,713

17.	Concentration of Credit Risks

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

Although the Company has a diversified loan portfolio, at March 31, 2016 and December 31, 2015, non-covered commercial real estate loans represented 58.0% and 60.6% of non-covered loans, respectively, and 321.0% and 332.3% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 23.3% and 23.7% of non-covered loans and 128.9% and 130.1% of total stockholders’ equity at March 31, 2016 and December 31, 2015, respectively.

Approximately 86.5% of the Company’s loans as of March 31, 2016, are to borrowers whose collateral is located in Alabama, Arkansas and Florida, the three states in which the Company has its branch locations. Additionally, the Company has 81.5% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

Any future volatility in the economy could cause the values of assets and liabilities recorded in the financial statements to change rapidly, resulting in material future adjustments in asset values, the allowance for loan losses and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

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

At March 31, 2016 and December 31, 2015, commitments to extend credit of $1.66 billion and $1.43 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2016 and December 31, 2015, is $24.7 million and $24.3 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

20.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first three months of 2016, the Company requested approximately $10.0 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 23.1% of the Company’s banking subsidiary’s first three months earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2016, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2016, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.41%, 9.96%, 11.14%, and 12.05%, respectively, as of March 31, 2016.

21.	Additional Cash Flow Information

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2016	2015
	(In thousands)
Interest paid	$7,140	$4,873
Income taxes paid	1,010	3,100
Assets acquired by foreclosure	4,219	6,580

22.	Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2016 and December 31, 2015, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2016 and 2015.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $84.4 million and $87.2 million as of March 31, 2016 and December 31, 2015, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $68,000 and $51,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended March 31, 2016 and 2015, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $19.7 million and $18.5 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $349,000 were remeasured during the three months ended March 31, 2016, resulting in write-downs of approximately $157,000.

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

	March 31, 2016
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$158,072	$158,072	1
Federal funds sold	7,050	7,050	1
Investment securities – held-to-maturity	299,050	305,425	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	6,637,976	6,590,886	3
Loans receivable covered by FDIC loss share, net of allowance	57,515	57,515	3
FDIC indemnification asset	8,656	8,656	3
Accrued interest receivable	28,833	28,833	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,562,565	$1,562,565	1
Savings and interest-bearing transaction accounts	3,602,868	3,602,868	1
Time deposits	1,412,086	1,400,577	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	121,906	121,906	1
FHLB and other borrowed funds	1,336,233	1,340,240	2
Accrued interest payable	1,891	1,891	1
Subordinated debentures	60,826	60,826	3

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$255,823	$255,823	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	309,042	313,944	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	6,425,543	6,380,927	3
Loans receivable covered by FDIC loss share, net of allowance	59,582	59,582	3
FDIC indemnification asset	9,284	9,284	3
Accrued interest receivable	29,132	29,132	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,456,624	$1,456,624	1
Savings and interest-bearing transaction accounts	3,551,684	3,551,684	1
Time deposits	1,430,201	1,418,462	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	128,389	128,389	1
FHLB and other borrowed funds	1,405,945	1,410,019	2
Accrued interest payable	1,804	1,804	1
Subordinated debentures	60,826	60,826	3

23.	Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2015 for public business entities and should be applied prospectively to measurement period adjustments that occur after the effective date. Adoption of ASU 2015-16 did not have an impact on the Company’s financial position, results of operations or its financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASU 2014-09, the FASB’s new revenue recognition standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in the ASU is permitted for all entities. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

Presently, the Company is not aware of any changes from the Financial Accounting Standards Board that will have a material impact on the Company’s present or future financial statements.

24.	Subsequent Events

On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000 and an amendment to the Home BancShares, Inc. Amended and Restated 2006 Stock Option Performance Incentive Plan to increase the maximum aggregate number of shares available for awards from 4,644,000 to 5,644,000.

On April 21, 2016, the Board of Directors of the Company (the “Board”) declared a regular $0.175 per share quarterly cash dividend payable June 1, 2016, to shareholders of record May 11, 2016. In addition, the Board of Directors declared a two-for-one stock split of its common stock payable in the form of a 100% stock dividend. The two-for-one stock split is payable June 8, 2016, to shareholders of record May 18, 2016.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of March 31, 2016, and the related condensed consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 6, 2016

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 26, 2016, which includes the audited financial statements for the year ended December 31, 2015. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2016, we had, on a consolidated basis, total assets of $9.40 billion, loans receivable, net of $6.78 billion, total deposits of $6.58 billion, and stockholders’ equity of $1.23 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

Table 1: Key Financial Measures

	As of or for the Three Months
	Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Total assets	$9,397,451	$7,513,974
Loans receivable not covered by loss share	6,792,170	4,929,989
Loans receivable covered by FDIC loss share	60,042	169,460
Allowance for loan losses	72,306	56,526
FDIC claims receivable	1,606	12,760
Total deposits	6,577,519	5,902,225
Total stockholders’ equity	1,227,782	1,039,563
Net income	41,427	31,119
Basic earnings per share	0.59	0.46
Diluted earnings per share	0.59	0.46
Diluted earnings per share excluding intangible amortization(1)	0.60	0.47
Annualized net interest margin – FTE	4.81%	4.94%
Efficiency ratio	37.50	41.41
Annualized return on average assets	1.79	1.67
Annualized return on average common equity	13.77	12.33

(1)	See Table 27 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

Overview

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test has revealed a projected credit improvement in certain loan pools. As a result of these improvements, we are recognizing additional adjustments to yield over the weighted-average life of the loans. When there are improvements in credit quality for covered loans, it decreases the basis in the related indemnification asset and increases our FDIC true-up liability. These positive events are reducing the indemnification asset and increasing our FDIC true-up liability. The indemnification asset reduction is being amortized over the weighted-average life of the shared-loss agreements. This amortization is being shown as a reduction to FDIC indemnification non-interest income. The true-up liability is being expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three-month period ended March 31, 2016 and 2015:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2015	$83,278	$58,535	$6,764
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—
December 31, 2015	—	—	—
March 31, 2016	4,319	—	—

Total	$116,119	$58,535	$6,764

Table 3: Financial Impact for the Three Months Ended March 31, 2016 and 2015

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
March 31, 2015	$4,509	$(3,956)	$(383)
March 31, 2016	5,266	(362)	—

Additional income/expense	$757	$3,594	$(383)

Results of Operations for Three Months Ended March 31, 2016 and 2015

Our net income increased $10.3 million, or 33.1%, to $41.4 million for the three-month period ended March 31, 2016, from $31.1 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.59 per share and $0.46 per share for the three-month periods ended March 31, 2016 and 2015, respectively. The $10.3 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in provision for loan losses in first quarter of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin for the quarter just ended decreased from 4.94% for the three-month period ended March 31, 2015 to 4.81% for the three-month period ended March 31, 2016. For the three months ended March 31, 2016 and 2015, we recognized $10.7 million and $10.4 million, respectively in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was, relatively flat at 4.22% and 4.19% for the three months ended March 31, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.07% and 5.04% for the three months ended March 31, 2016 and 2015, respectively. Consequently, with a growth of average loan balance of $1.66 billion we experienced a decline in the GAAP net interest margin because the organic loan growth was approximately at our core margin levels.

The effective yield on non-covered loans for the three months ended March 31, 2016 and 2015 was 5.77% and 5.65%, respectively. The effective yield on covered loans for the three months ended March 31, 2016 and 2015 was 9.84% and 14.65%, respectively.

Our efficiency ratio was 37.50% for the three months ended March 31, 2016, compared to 41.41% for the same period in 2015. For the first quarter of 2016, our core efficiency ratio was 36.92% which is improved from the 40.84% reported for first quarter of 2015. The improvement in the core efficiency ratio is primarily associated with additional net interest income resulting from our organic loan growth and acquisitions plus the realized cost savings from these acquisitions combined with the reduced costs from our recent branch closures. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our annualized return on average assets was 1.79% for the three months ended March 31, 2016, compared to 1.67% for the same period in 2015. Our annualized return on average common equity was 13.77% for the three months ended March 31, 2016, compared to 12.33% for the same period in 2015. As noted in the previous paragraph, we have been making notable progress in improving the performance of our legacy and acquired franchises. There was an improvement in our return on average assets and return on average common equity from 2015 to 2016.

Financial Condition as of and for the Period Ended March 31, 2016 and December 31, 2015

Our total assets as of March 31, 2016 increased $108.3 million to $9.40 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio not covered by loss share increased $212.8 million to $6.79 billion as of March 31, 2016, from $6.58 billion as of December 31, 2015. This increase is a result of $212.8 million of organic loan growth since December 31, 2015. Our loan portfolio covered by loss share decreased $2.2 million to $60.0 million as of March 31, 2016, from $62.2 million as of December 31, 2015. This decrease is primarily associated with normal pay-downs and payoffs. Stockholders’ equity increased $28.0 million to $1.23 billion as of March 31, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first three months of 2016 was 9.4%. The increase in stockholders’ equity is primarily associated with the $30.9 million increase in retained earnings plus the $2.3 million of comprehensive income offset by the $5.2 million of decrease in capital surplus as a result of the $8.8 million repurchase of common stock net of activity related to stock based compensation during the quarter.

As of March 31, 2016, our non-performing non-covered loans decreased to $55.4 million, or 0.82%, of total non-covered loans from $60.2 million, or 0.92%, of total non-covered loans as of December 31, 2015. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 125.92% as of March 31, 2016, compared to 110.66% as of December 31, 2015. Non-performing non-covered loans from our Arkansas franchise were $27.4 million at March 31, 2016 compared to $28.3 million as of December 31, 2015. Non-performing non-covered loans from our Florida franchise were $28.0 million at March 31, 2016 compared to $31.8 million as of December 31, 2015. Non-performing non-covered loans from our Alabama franchise were $25,000 at March 31, 2016 compared to $132,000 as of December 31, 2015. There were no non-performing non-covered loans from our Centennial CFG franchise.

As of March 31, 2016, our non-performing non-covered assets decreased to $75.1 million, or 0.80%, of total non-covered assets from $78.8 million, or 0.85%, of total non-covered assets as of December 31, 2015. Non-performing non-covered assets from our Arkansas franchise were $41.7 million at March 31, 2016 compared to $40.3 million as of December 31, 2015. Non-performing non-covered assets from our Florida franchise were $32.8 million at March 31, 2016 compared to $37.5 million as of December 31, 2015. Non-performing non-covered assets from our Alabama franchise were $626,000 at March 31, 2016 compared to $892,000 as of December 31, 2015. There were no non-performing non-covered assets from our Centennial CFG franchise.

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

Over the life of the purchased credit impaired loans acquired, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of its pools of loans determined using the effective interest rates has decreased and if so, recognize a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for an additional discussion regarding the acquisition of FBBI.

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, our wholly-owned bank subsidiary, Centennial, acquired a pool of national commercial real estate loans from AM PR LLC, an affiliate of J.C. Flowers & Co., totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio (“DPF Portfolio”) and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now housed in a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”). The Centennial CFG is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of March 31, 2016 and December 31, 2015, Centennial CFG had $851.4 and $715.7 million in total loans net of discount, respectively. Centennial CFG currently has plans to build this loan portfolio to $1.2 billion to $1.3 billion by the end of 2016. During 2016, we have plans to open a deposit-only branch location in New York City.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for an additional discussion regarding the acquisition of Doral Florida.

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, we completed our acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank, and merged Broward Bank into Centennial Bank. At acquisition, we agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, was contingent upon future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. During the first quarter of 2016, we reached an agreement with the Broward shareholders and determined no additional consideration need be paid.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for an additional discussion regarding the acquisition of Broward.

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

Table 4 summarizes the activity in our FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$9,284	$28,409
Incurred claims for FDIC covered credit losses	(266)	(5,862)
FDIC indemnification accretion/(amortization)	(362)	(3,956)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	—	844

Ending balance	$8,656	$19,435

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

The amount of FDIC-assisted acquisitions true-up accrued at both March 31, 2016 and December 31, 2015 was $11.4 million.

We are currently exploring the possibility of terminating the remaining loss-share agreements with the FDIC. At this point, we have not reached an agreement with the FDIC to buy out the loss share.

As of March 31, 2016, we have an indemnification asset of $8.7 million remaining for the acquired loss-share loans. If this transaction with the FDIC were to occur, it would create a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability. While there is no guarantee we can reach an agreement with the FDIC, if we were to reach an agreement with the FDIC during 2016 to buy out the loss share agreements, it is anticipated this transaction will create a negative financial impact to 2016 earnings.

If we are able to reach an agreement with the FDIC during 2016, it will create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During the second quarter of 2016, we have plans to open a deposit-only branch location in New York City.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated over 40 branch locations across our footprint. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. As a result of the study, we closed two Arkansas and two Florida locations during the first quarter of 2016. During the remainder of 2016, it is expected we will announce additional strategic consolidations where it improves efficiency in certain markets.

We currently have 77 branches in Arkansas, 58 branches in Florida, 6 branches in Alabama and a loan production office in New York City.

Results of Operations

For Three Months Ended March 31, 2016 and 2015

Our net income increased $10.3 million, or 33.1%, to $41.4 million for the three-month period ended March 31, 2016, from $31.1 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.59 per share and $0.46 per share for the three-month periods ended March 31, 2016 and 2015, respectively. The $10.3 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in provision for loan losses in first quarter of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month periods ended March 31, 2016 and 2015).

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

Our GAAP net interest margin for the quarter just ended decreased from 4.94% for the three-month period ended March 31, 2015 to 4.81% for the three-month period ended March 31, 2016. For the three months ended March 31, 2016 and 2015, we recognized $10.7 million and $10.4 million, respectively in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was, relatively flat at 4.22% and 4.19% for the three months ended March 31, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.07% and 5.04% for the three months ended March 31, 2016 and 2015, respectively. Consequently, with a growth of average loan balance of $1.66 billion we experienced a decline in the GAAP net interest margin because the organic loan growth was approximately at our core margin levels.

The effective yield on non-covered loans for the three months ended March 31, 2016 and 2015 was 5.77% and 5.65%, respectively. The effective yield on covered loans for the three months ended March 31, 2016 and 2015 was 9.84% and 14.65%, respectively.

Net interest income on a fully taxable equivalent basis increased $19.1 million, or 23.6%, to $100.0 million for the three-month period ended March 31, 2016, from $80.9 million for the same period in 2015. This increase in net interest income was the result of a $21.5 million increase in interest income offset by a $2.4 million increase in interest expense. The $21.5 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The $2.4 million increase in interest expense for the three-month period ended March 31, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $1.8 million. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in a $575,000 increase in interest expense.

Net interest margin, on a fully taxable equivalent basis, was 4.81% for the three months ended March 31, 2016, respectively, compared to 4.94% for the same period in 2015.

Additional information and analysis for our net interest margin can be found in Tables 23 through 25 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2016 and 2015, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2016, compared to the same period in 2015.

Table 5: Analysis of Net Interest Income

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest income	$105,284	$83,881
Fully taxable equivalent adjustment	1,973	1,855

Interest income – fully taxable equivalent	107,257	85,736
Interest expense	7,227	4,810

Net interest income – fully taxable equivalent	$100,030	$80,926

Yield on earning assets – fully taxable equivalent	5.16%	5.23%
Cost of interest-bearing liabilities	0.44	0.37
Net interest spread – fully taxable equivalent	4.72	4.86
Net interest margin – fully taxable equivalent	4.81	4.94

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31,
2016 vs. 2015
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$24,616
Increase (decrease) in interest income due to change in earning asset yields	(3,095)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,842)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(575)

Increase (decrease) in net interest income	$19,104

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2016 and 2015, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2016			2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$113,831	$102	0.36%	$151,693	$91	0.24%
Federal funds sold	3,049	4	0.53	15,290	8	0.21
Investment securities – taxable	1,177,595	5,450	1.86	1,081,613	5,543	2.08
Investment securities – non-taxable	338,988	4,598	5.46	327,984	4,504	5.57
Loans receivable	6,729,060	97,103	5.80	5,068,580	75,590	6.05

Total interest-earning assets	8,362,523	$107,257	5.16	6,645,160	$85,736	5.23

Non-earning assets	968,099			896,648

Total assets	$9,330,622			$7,541,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,593,914	$2,018	0.23%	$3,040,876	$1,474	0.20%
Time deposits	1,393,591	1,616	0.47	1,335,984	1,784	0.54

Total interest-bearing deposits	4,987,505	3,634	0.29	4,376,860	3,258	0.30

Federal funds purchased	610	1	0.66	1,125	1	0.36
Securities sold under agreement to repurchase	128,897	145	0.45	179,561	172	0.39
FHLB and other borrowed funds	1,368,457	3,070	0.90	639,251	1,050	0.67
Subordinated debentures	60,826	377	2.49	60,826	329	2.19

Total interest-bearing liabilities	6,546,295	7,227	0.44	5,257,623	4,810	0.37

Non-interest bearing liabilities
Non-interest bearing deposits	1,514,169			1,227,323
Other liabilities	59,891			33,381

Total liabilities	8,120,355			6,518,327
Stockholders’ equity	1,210,267			1,023,481

Total liabilities and stockholders’ equity	$9,330,622			$7,541,808

Net interest spread			4.72%			4.86%
Net interest income and margin		$100,030	4.81%		$80,926	4.94%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2016 compared to the same period in 2015, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended March 31,
	2016 over 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(27)	$38	$11
Federal funds sold	(9)	5	(4)
Investment securities – taxable	469	(562)	(93)
Investment securities – non-taxable	150	(56)	94
Loans receivable	24,033	(2,520)	21,513

Total interest income	24,616	(3,095)	21,521

Interest expense:
Interest-bearing transaction and savings deposits	291	253	544
Time deposits	75	(243)	(168)
Federal funds purchased	—	—	—
Securities sold under agreement to repurchase	(54)	27	(27)
FHLB and other borrowed funds	1,530	490	2,020
Subordinated debentures	—	48	48

Total interest expense	1,842	575	2,417

Increase (decrease) in net interest income	$22,774	$(3,670)	$19,104

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall. The recession in the latter years of the last decade harshly impacted the real estate market in Florida. The economic conditions particularly in our Florida markets have improved recently, although not to pre-recession levels. Our Arkansas markets’ economies have been fairly stable over the past several years with no boom or bust. As a result, the Arkansas economy fared better with its real estate values during this time period.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.

There was zero and $918,000 of provision for covered loans for the three months ended March 31, 2016 and 2015, respectively.

The $918,000 of provision for loan losses for the three months ended March 31, 2015 is a result of the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans which noted a slight decline in asset quality in several of our covered loan pools, resulting in a net covered provision for loan loss of $918,000.

There was $5.7 million and $2.9 million of provision for non-covered loans for the three months ended March 31, 2016 and 2015, respectively.

We experienced a $2.8 million increase in the provision for loan losses for non-covered loans during the first quarter of 2016 versus the first quarter of 2015. The increase from the first quarter of 2015 is primarily a result of provisioning for our first quarter of 2016 organic loan growth.

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

Non-Interest Income

Total non-interest income was $19.4 million for the three-month period ended March 31, 2016, compared to $14.7 million for the same period in 2015, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, title fees, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three-month periods ended March 31, 2016 and 2015, respectively, as well as changes for the three-month period ended March 31, 2016 compared to the same period in 2015.

Table 9: Non-Interest Income

	Three Months Ended
	March 31,		2016 Change
	2016	2015	from 2015
	(Dollars in thousands)
Service charges on deposit accounts	$5,929	$5,418	$511	9.4%
Other service charges and fees	7,117	6,216	901	14.5
Trust fees	404	432	(28)	(6.5)
Mortgage lending income	2,863	1,932	931	48.2
Insurance commissions	657	567	90	15.9
Income from title services	4	34	(30)	(88.2)
Increase in cash value of life insurance	395	308	87	28.2
Dividends from FHLB, FRB, Bankers’ bank & other	620	415	205	49.4
Gain on acquisitions	—	1,635	(1,635)	(100.0)
Gain (loss) on sale of premises and equipment, net	(53)	8	(61)	(762.5)
Gain (loss) on OREO, net	96	493	(397)	(80.5)
Gain (loss) on securities, net	10	4	6	150.0
FDIC indemnification accretion/(amortization), net	(362)	(3,956)	3,594	(90.8)
Other income	1,757	1,164	593	50.9

Total non-interest income	$19,437	$14,670	$4,767	32.5%

Non-interest income increased $4.8 million, or 32.5%, to $19.4 million for the three-month period ended March 31, 2016 from $14.7 million for the same period in 2015. Non-interest income excluding gain on acquisitions increased $6.4 million, or 49.1%, to $19.4 million for the three months ended March 31, 2016 from $13.0 million for the same period in 2015.

Excluding gain on acquisitions, the primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, mortgage lending, insurance, amortization on our FDIC indemnification asset and other income offset by a decrease in net changes in sale of premises and equipment gains and losses, and net changes in OREO gains and losses.

Additional details for the three months ended March 31, 2016 on some of the more significant changes are as follows:

•	The $511,000 increase in service charges on deposit accounts primarily results from an increase in overdraft fees from additional volume from our 2015 acquisitions.

•	The $901,000 increase in other service charges and fees is primarily from our 2015 acquisition plus additional loan payoff fees generated by the Centennial CFG.

•	The $931,000 increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue from the organic growth.

•	The $3.6 million decrease in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference the “Credit Improvement in Purchased Credit Impaired Loan Pools” section in the Management’s Discussion and Analysis.

•	Other income includes loan recoveries of $350,000 on our FDIC covered transactions and $244,000 on other purchased loans.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the three-month periods ended March 31, 2016 and 2015, as well as changes for the three-month period ended March 31, 2016 compared to the same period in 2015.

Table 10: Non-Interest Expense

	Three Months Ended
	March 31,		2016 Change
	2016	2015	from 2015
	(Dollars in thousands)
Salaries and employee benefits	$23,958	$19,390	$4,568	23.6%
Occupancy and equipment	6,671	6,049	622	10.3
Data processing expense	2,664	2,419	245	10.1
Other operating expenses:
Advertising	823	779	44	5.6
Merger and acquisition expenses	—	1,417	(1,417)	(100.0)
Amortization of intangibles	845	1,129	(284)	(25.2)
Electronic banking expense	1,456	1,232	224	18.2
Directors’ fees	275	295	(20)	(6.8)
Due from bank service charges	305	215	90	41.9
FDIC and state assessment	1,446	1,396	50	3.6
Insurance	533	666	(133)	(20.0)
Legal and accounting	523	447	76	17.0
Other professional fees	925	488	437	89.5
Operating supplies	436	434	2	0.5
Postage	286	309	(23)	(7.4)
Telephone	487	504	(17)	(3.4)
Other expense	4,015	3,544	471	13.3

Total non-interest expense	$45,648	$40,713	$4,935	12.1%

Non-interest expense for the three months ended March 31, 2016 was $45.6 million compared to $40.7 million for the three months ended March 31, 2015. Non-interest expense, excluding merger expenses, was $45.6 million for the three months ended March 31, 2016 compared to $39.3 million for the same period in 2015.

The change in non-interest expense for the first quarter of 2016 was 12.1%, when compared to a year ago due to the completion of our 2015 acquisitions, the opening of the Centennial CFG loan production office during the second quarter of 2015 and write-downs on vacant properties from closed branches during the first quarter of 2016. The opening of the Centennial CFG loan production office resulted in $3.0 million of non-interest expense during the three months ended March 31, 2016. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company. During the first quarter of 2016, the Company had write-downs on vacant properties from closed branches of approximately $720,000.

Income Taxes

The income tax expense increased $6.6 million, or 36.5%, to $24.7 million for the three-month period ended March 31, 2016, from $18.1 million as of March 31, 2015. The effective income tax rate was 37.39% for the three-month period ended March 31, 2016, compared to 36.80% for the same period in 2015. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended March 31, 2016 and December 31, 2015

Our total assets as of March 31, 2016 increased $108.3 million to $9.40 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio not covered by loss share increased $212.8 million to $6.79 billion as of March 31, 2016, from $6.58 billion as of December 31, 2015. This increase is a result of $212.8 million of organic loan growth since December 31, 2015. Our loan portfolio covered by loss share decreased $2.2 million to $60.0 million as of March 31, 2016, from $62.2 million as of December 31, 2015. This decrease is primarily associated with normal pay-downs and payoffs. Stockholders’ equity increased $28.0 million to $1.23 billion as of March 31, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first three months of 2016 was 9.4%. The increase in stockholders’ equity is primarily associated with the $30.9 million increase in retained earnings plus the $2.3 million of comprehensive income offset by the $5.2 million of decrease in capital surplus as a result of the $8.8 million repurchase of common stock net of activity related to stock based compensation during the quarter.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $6.67 billion and $4.85 billion during the three-month periods ended March 31, 2016 and 2015, respectively. Non-covered loans were $6.79 billion as of March 31, 2016 compared to $6.58 billion as of December 31, 2015, which is a $212.8 million, or 12.9%, annualized increase.

On February 27, 2015, we acquired $37.9 million of loans after $4.3 million of loan discounts from Doral Florida. On April 1, 2015, we acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. On October 1, 2015, we acquired $408.3 million of loans after $14.1 million of loan discounts from FBBI, which are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30. All of these acquired loans are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30.

We produced approximately $212.8 million of organic non-covered loan growth since December 31, 2015, of which $135.6 million is associated with Centennial CFG with the remaining $77.2 million being associated with loan originations in the legacy footprint. Centennial CFG had loans of $851.4 million at March 31, 2016.

During 2015, the five-year loss share agreements on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State concluded. As a result, $145.2 million of these loans including their associated discounts previously classified as covered loans migrated to non-covered loans status during 2015.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, commercial and industrial and agricultural loans. These non-covered loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, and are generally secured by residential or commercial real estate or business or personal property within our market areas of Arkansas, Florida, Alabama and New York. Non-covered loans were approximately $3.46 billion, $2.24 billion, $245.1 million and $851.4 million as of March 31, 2016 in Arkansas, Florida, Alabama and New York, respectively.

As of March 31, 2016, we had $439.9 million of construction land development loans which were collateralized by land. This consisted of $220.5 million for raw land and $219.4 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the March 31, 2016 and December 31, 2015.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of	As of
	March 31, 2016	December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,889,735	$2,968,147
Construction/land development	976,098	943,095
Agricultural	75,763	75,027
Residential real estate loans:
Residential 1-4 family	1,145,080	1,130,714
Multifamily residential	437,721	429,872

Total real estate	5,524,397	5,546,855
Consumer	50,090	52,258
Commercial and industrial	1,070,139	850,357
Agricultural	63,482	67,109
Other	84,062	62,822

Loans receivable not covered by loss share	$6,792,170	$6,579,401

As of acquisition date, we evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of March 31, 2016, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $764.9 million ($781.0 million gross loans less $16.1 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, we evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of March 31, 2016, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $73.4 million ($106.0 million gross loans less $32.6 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

As of March 31, 2016, non-covered commercial real estate loans totaled $3.94 billion, or 58.0% of our non-covered loan portfolio, as compared to $3.99 billion, or 60.6% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered commercial real estate loans were $1.88 billion, $1.45 billion, $143.2 million and $467.5 million at March 31, 2016, respectively.

Non-Covered Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 36.2% and 43.7% of our non-covered residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2016. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2016, non-covered residential real estate loans totaled $1.58 billion, or 23.3%, of our non-covered loan portfolio, compared to $1.56 billion, or 23.7% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered residential real estate loans were $906.3 million, $535.7 million, $72.9 million and $67.9 million at March 31, 2016, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2016, our non-covered consumer loan portfolio totaled $50.1 million, or 0.7%, of our total non-covered loan portfolio, compared to the $52.3 million, or 0.8% of our non-covered loan portfolio as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered consumer loans were $28.6 million, $20.5 million, $1.0 million and zero at March 31, 2016, respectively.

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

As of March 31, 2016, non-covered commercial and industrial loans outstanding totaled $1.07 billion, or 15.8% of our non-covered loan portfolio, which is comparable to $850.4 million, or 12.9% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered commercial and industrial loans were $528.2 million, $200.1 million, $25.8 million and $316.0 million at March 31, 2016, respectively.

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

As of March 31, 2016, our non-covered agricultural loan portfolio totaled $63.5 million, or 0.9%, of our total non-covered loan portfolio, compared to the $67.1 million, or 1.0% of our non-covered loan portfolio as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered agricultural loans were $45.8 million, $17.7 million, zero and zero at March 31, 2016, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of March 31, 2016

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,889,735	$192	$2,889,927
Construction/land development	976,098	1,702	977,800
Agricultural	75,763	—	75,763
Residential real estate loans
Residential 1-4 family	1,145,080	57,243	1,202,323
Multifamily residential	437,721	379	438,100

Total real estate	5,524,397	59,516	5,583,913
Consumer	50,090	—	50,090
Commercial and industrial	1,070,139	414	1,070,553
Agricultural	63,482	—	63,482
Other	84,062	112	84,174

Total	$6,792,170	$60,042	$6,852,212

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

We have non-covered loans acquired with deteriorated credit quality in our March 31, 2016 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of March 31, 2016 and December 31, 2015. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of	As of
	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual non-covered loans	$33,409	$36,374
Non-covered loans past due 90 days or more (principal or interest payments)	22,008	23,845

Total non-performing non-covered loans	55,417	60,219

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	19,657	18,526
Other non-performing non-covered assets	—	38

Total other non-performing non-covered assets	19,657	18,564

Total non-performing non-covered assets	$75,074	$78,783

Allowance for loan losses for non-covered loans to non-performing non-covered loans	125.92%	110.66%
Non-performing non-covered loans to total non-covered loans	0.82	0.92
Non-performing non-covered assets to total non-covered assets	0.80	0.85

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

Total non-performing non-covered loans were $55.4 million as of March 31, 2016, compared to $60.2 million as of December 31, 2015 for a decrease of $4.8 million. Of the $4.8 million decrease in non-performing loans, $893,000 is from a decrease in non-performing loans in our Arkansas market, $3.8 million from a decrease in non-performing loans in our Florida market and $107,000 from a decrease in non-performing loans in our Alabama market. Non-performing loans at March 31, 2016 are $27.4 million, $28.0 million, $25,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2016, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2016. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of March 31, 2016, we had $16.2 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 16. Our Florida market contains $12.5 million and our Arkansas market contains $3.7 million of these non-covered restructured loans.

A loan modification that might not otherwise be considered may be granted resulting in classification as a TDR. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2016, the amount of TDRs was $16.3 million, a decrease of 10.5% from $18.2 million at December 31, 2015. As of March 31, 2016 and December 31, 2015, 99.8% and 81.2%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $19.6 million as of March 31, 2016, compared to $18.5 million as of December 31, 2015 for an increase of $1.1 million. The foreclosed assets held for sale not covered by loss share as of March 31, 2016 are comprised of $14.2 million of assets located in Arkansas, $4.8 million of assets located in Florida, $601,000 located in Alabama and zero from Centennial CFG.

During the first three months of 2016, we had three non-covered foreclosed properties with a carrying value greater than $1.0 million. One of these two properties is a non-farm/non-residential property in the Florida Panhandle and holds a carrying value of $1.0 million at March 31, 2016. Another property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at March 31, 2016. Remaining property is a 1-4 family residential property in Central Arkansas and holds a carrying value of $1.0 million at March 31, 2016. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2016, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of March 31, 2016 and December 31, 2015.

Table 14: Total Foreclosed Assets Held For Sale

	As of March 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$11,430	$—	$11,430	$9,787	$—	$9,787
Construction/land development	4,649		4,649	5,286	—	5,286
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	3,386	545	3,931	3,233	614	3,847
Multifamily residential	192	—	192	220	—	220

Total foreclosed assets held for sale	$19,657	$545	$20,202	$18,526	$614	$19,140

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2016, average non-covered impaired loans were $90.4 million compared to $88.1 million as of December 31, 2015. As of March 31, 2016, non-covered impaired loans were $89.2 million compared to $91.6 million as of December 31, 2015, for a decrease of $2.4 million. This decrease is primarily associated with the decrease in loan balances with a specific allocation combined with a decrease in the level of loans categorized as TDRs. As of March 31, 2016, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $41.4 million, $47.8 million, $25,000 and zero of the non-covered impaired loans, respectively.

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

As of March 31, 2016 and December 31, 2015, there was not a material amount of non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary of non-accrual loans as of March 31, 2016 and December 31, 2015:

Table 15: Total Non-Accrual Loans

	As of March 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,858	$—	$9,858	$15,811	$—	$15,811
Construction/land development	4,085	—	4,085	2,952	—	2,952
Agricultural	513	—	513	531	—	531
Residential real estate loans
Residential 1-4 family	10,589	—	10,589	12,574	—	12,574
Multifamily residential	895	—	895	870	—	870

Total real estate	25,940	—	25,940	32,738	—	32,738
Consumer	170	—	170	239	—	239
Commercial and industrial	6,251	—	6,251	2,363	—	2,363
Other	1,048	—	1,048	1,034	—	1,034

Total non-accrual loans	$33,409	$—	$33,409	$36,374	$—	$36,374

If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $503,000 and $373,000 for the three-month periods ended March 31, 2016 and 2015, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three-month periods ended March 31, 2016 and 2015 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of March 31, 2016 and December 31, 2015:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of March 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,588	$—	$9,588	$9,247	$—	$9,247
Construction/land development	3,855	—	3,855	4,176	—	4,176
Agricultural	31	—	31	30	—	30
Residential real estate loans
Residential 1-4 family	2,415	3,136	5,551	3,915	3,292	7,207
Multifamily residential	1	—	1	1	—	1

Total real estate	15,890	3,136	19,026	17,369	3,292	20,661
Consumer	52	—	52	46	—	46
Commercial and industrial	6,066	—	6,066	6,430	—	6,430
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$22,008	$3,136	$25,144	$23,845	$3,292	$27,137

Our total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 5.2% and 5.3% as of March 31, 2016 and December 31, 2015, respectively.

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

For collateral dependent loans, we do not consider an appraisal outdated simply due to the passage of time. However, if an appraisal is older than 13 months and if market or other conditions have deteriorated and we believe that the current market value of the property is not within approximately 20% of the appraised value, we will consider the appraisal outdated and order either a new appraisal or an internal validation report for the impairment analysis. The recognition of any provision or related charge-off on a collateral dependent loan is either through annual credit analysis or, many times, when the relationship becomes delinquent. If the borrower is not current, we will update our credit and cash flow analysis to determine the borrower’s repayment ability. If we determine this ability does not exist and it appears that the collection of the entire principal and interest is not likely, then the loan could be placed on non-accrual status. In any case, loans are classified as non-accrual no later than 105 days past due. If the loan requires a quarterly impairment analysis, this analysis is completed in conjunction with the completion of the analysis of the adequacy of the allowance for loan losses for non-covered loans. Any exposure identified through the impairment analysis is shown as a specific reserve on the individual impairment. If it is determined that a new appraisal or internal validation report is required, it is ordered and will be taken into consideration during completion of the next impairment analysis.

In estimating the net realizable value of the collateral, management may deem it appropriate to discount the appraisal based on the applicable circumstances. In such case, the amount charged off may result in loan principal outstanding being below fair value as presented in the appraisal.

Between the receipt of the original appraisal and the updated appraisal, we monitor the loan’s repayment history. If the loan is $1.0 million or greater or the total loan relationship is $2.0 million or greater, our policy requires an annual credit review. Our policy requires financial statements from the borrowers and guarantors at least annually. In addition, we calculate the global repayment ability of the borrower/guarantors at least annually.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased by approximately $143.8 million from $6.28 billion at December 31, 2015 to $6.43 billion at March 31, 2016. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.99% at December 31, 2015 to 1.01% at March 31, 2016. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $3.9 million for the three months ended March 31, 2016, compared to $3.2 million for the same period in 2015. Total non-covered recoveries increased to $1.3 million for the three months ended March 31, 2016, compared to $541,000 for the same period in 2015. For the three months ended March 31, 2016, net charge-offs were $3.2 million for Arkansas, net recoveries were $649,000 for Florida, net charge-offs were $21,000 for Alabama, and net charge-offs were zero for Centennial CFG, equaling a net charge-off position of $2.5 million.

During the first three months of 2016, there were $3.9 million in non-covered charge-offs and $1.3 million in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there was one individual relationship consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three-month periods ended March 31, 2016 and 2015.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$66,636	$52,471
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,158	802
Construction/land development	41	83
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	1,279	864
Multifamily residential	30	—

Total real estate	2,508	1,749
Consumer	31	88
Commercial and industrial	883	829
Agricultural	—	—
Other	454	484

Total loans charged off	3,876	3,150
Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	38	1
Construction/land development	19	58
Agricultural	—	—
Residential real estate loans:
Residential 1-4 family	459	157
Multifamily residential	7	—

Total real estate	523	216
Consumer	20	18
Commercial and industrial	529	31
Agricultural	—	—
Other	271	276

Total recoveries	1,343	541

Net loans charged off (recovered)	2,533	2,609
Provision for loan losses for non-covered loans	5,677	2,869

Balance, March 31	$69,780	$52,731

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.15%	0.22%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.03	1.07
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	685	498

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended March 31, 2016 and the year ended December 31, 2015 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of March 31, 2016 and December 31, 2015.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of March 31, 2016		As of December 31, 2015
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$28,879	42.5%	$26,326	45.1%
Construction/land development	11,581	14.4	10,656	14.4
Agricultural	476	1.1	468	1.1
Residential real estate loans:
Residential 1-4 family	10,722	16.9	10,147	17.2
Multifamily residential	2,077	6.5	2,241	6.5

Total real estate	53,735	81.4	49,838	84.3
Consumer	470	0.7	544	0.8
Commercial and industrial	10,001	15.8	9,305	12.9
Agricultural	5,038	0.9	4,463	1.0
Other	—	1.2	—	1.0
Unallocated	536	—	2,486	—

Total	$69,780	100.0%	$66,636	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.5 million and $2.6 million at March 31, 2016 and December 31, 2015, respectively.

Total charge-offs for covered loans decreased to $71,000 for the three months ended March 31, 2016, compared to $772,000 for the same period in 2015. Total recoveries for covered loans decreased to $9,000 for the three months ended March 31, 2016, compared to $265,000 for the same period in 2015. There was zero and $918,000 provision for loan losses taken on covered loans during the three months ended March 31, 2016 and 2015, respectively.

Table 19 shows the allowance for loan losses, charge-offs and recoveries for covered loans as of and for the three-month periods ended March 31, 2016 and 2015.

Table 19: Analysis of Allowance for Loan Losses for Covered Loans

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$2,588	$2,540
Loans charged off	71	772
Recoveries of loans previously charged off	9	265

Net loans charged off (recovered)	62	507
Provision for loan losses forecasted outside of loss share	—	(295)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,057
Benefit attributable to FDIC loss share agreements	—	(844)

Net provision for loan losses for covered loans	—	918
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—
Increase (decrease) in FDIC indemnification asset	—	844

Balance, March 31	$2,526	$3,795

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.4 years as of March 31, 2016.

As of March 31, 2016 and December 31, 2015 we had $299.1 million and $309.0 million of held-to-maturity securities, respectively. Of the $299.1 million of held-to-maturity securities, $7.3 million were invested in U.S. Government-sponsored enterprises, $129.7 million were invested in mortgage-backed securities and $162.1 million were invested in state and political subdivisions as of March 31, 2016. Of the $309.0 million of held-to-maturity securities, $7.4 million were invested in U.S. Government-sponsored enterprises, $134.2 million were invested in mortgage-backed securities and $167.5 million were invested in state and political subdivisions as of December 31, 2015.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.21 billion as of March 31, 2016 and December 31, 2015.

As of March 31, 2016, $597.5 million, or 49.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $565.3 million, or 46.9%, of our available-for-sale securities as of December 31, 2015. To reduce our income tax burden, $217.6 million, or 18.0%, of our available-for-sale securities portfolio as of March 31, 2016, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $219.1 million, or 18.2%, of our available-for-sale securities as of December 31, 2015. Also, we had approximately $341.4 million, or 28.3%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2016, compared to $368.5 million, or 30.5%, of our available-for-sale securities as of December 31, 2015.

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

Deposits

Our deposits averaged $6.50 billion for the three-month period ended March 31, 2016. Total deposits as of March 31, 2016 were $6.58 billion, for an annualized increase of 8.7% from December 31, 2015. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 20 reflects the classification of the brokered deposits as of March 31, 2016 and December 31, 2015.

Table 20: Brokered Deposits

	March 31, 2016	December 31, 2015
	(In thousands)
Time Deposits	$65,064	$55,149
CDARS	36,530	26,920
Insured Cash Sweep and Other Transaction Accounts	234,279	117,185

Total Brokered Deposits	$335,873	$199,254

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

Table 21 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2016 and 2015.

Table 21: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,514,169	—%	$1,227,323	—%
Interest-bearing transaction accounts	3,147,270	0.25	2,637,311	0.22
Savings deposits	446,644	0.06	403,565	0.06
Time deposits:
$100,000 or more	860,890	0.51	672,832	0.67
Other time deposits	532,701	0.40	663,152	0.41

Total	$6,501,674	0.22%	$5,604,183	0.24%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $6.5 million, or 5.0%, from $128.4 million as of December 31, 2015 to $121.9 million as of March 31, 2016.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.33 billion and $1.41 billion at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, all $1.33 billion and $1.41 billion, respectively of the outstanding balance were issued as long-term advances. Our remaining FHLB borrowing capacity was $913.9 million and $581.9 million as of March 31, 2016 and December 31, 2015, respectively. We received additional borrowing capacity during the first quarter of 2016 as a result of our fourth quarter of 2015 organic loan growth and acquisition of FBBI. Maturities of borrowings as of March 31, 2016 include: 2016 – $15.9 million; 2017 – $735.5 million; 2018 – $319.3 million; 2019 – $128.2 million; 2020 – $131.4 million; after 2020 – $484,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of March 31, 2016 and December 31, 2015.

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

Stockholders’ Equity

Stockholders’ equity was $1.23 billion at March 31, 2016 compared to $1.20 billion at December 31, 2015, an annualized increase of 9.4%. The increase in stockholders’ equity is primarily associated with the $30.9 million increase in retained earnings plus the $2.3 million of comprehensive income offset by the $5.2 million of decrease in capital surplus as a result of the $8.8 million repurchase of common stock net of activity related to stock based compensation during the quarter. As of March 31, 2016 and December 31, 2015, our equity to asset ratio was 13.1% and 12.9%, respectively. Book value per share was $17.49 as of March 31, 2016, compared to $17.11 as of December 31, 2015, an 8.9% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.150 per share and $0.125 per share for each of the three-month periods ended March 31, 2016 and 2015, respectively. The common stock dividend payout ratio for the three months ended March 31, 2016 and 2015 was 25.44% and 27.14%, respectively.

Stock Repurchase Program. During the first three months of 2016, we utilized a portion of our previously approved stock repurchase program. This program authorized the repurchase of 2,376,000 shares of our common stock. We repurchased a total of 230,900 shares with a weighted-average stock price of $38.30 per share during the first quarter of 2016. Shares repurchased to date under the program total 1,809,128 shares. The remaining balance available for repurchase is 566,872 shares at March 31, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2016 and December 31, 2015, we met all regulatory capital adequacy requirements to which we were subject.

Table 22 presents our risk-based capital ratios as of March 31, 2016 and December 31, 2015.

Table 22: Risk-Based Capital

	As of March 31, 2016	As of December 31, 2015
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,227,782	$1,199,757
Goodwill and core deposit intangibles, net	(389,963)	(385,957)
Unrealized (gain) loss on available-for-sale securities	(6,465)	(4,285)
Deferred tax assets	—	—

Total common equity Tier 1 capital	831,354	809,515
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	890,354	868,515

Tier 2 capital
Qualifying allowance for loan losses	72,306	69,224

Total Tier 2 capital	72,306	69,224

Total risk-based capital	$962,660	$937,739

Average total assets for leverage ratio	$8,940,659	$8,766,685

Risk weighted assets	$7,989,253	$7,710,439

Ratios at end of period
Common equity Tier 1 capital	10.41%	10.50
Leverage ratio	9.96	9.91%
Tier 1 risk-based capital	11.14	11.26
Total risk-based capital	12.05	12.16
Minimum guidelines
Common equity Tier 1 capital	4.50%	4.50
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

We had $1.99 billion of purchased non-covered loans, which includes $129.8 million of discount for credit losses on non-covered loans acquired, at March 31, 2016. We have $53.8 million and $76.0 million remaining of non-accretable discount for credit losses on non-covered loans acquired and accretable discount for credit losses on non-covered loans acquired, respectively, as of March 31, 2016. We had $2.10 billion of purchased non-covered loans, which includes $139.5 million of discount for credit losses on non-covered loans acquired, at December 31, 2015. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 23 through 26 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 23: Average Yield on Loans

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest income on loans receivable – FTE	$97,103	$75,590
Purchase accounting accretion	10,361	10,198

Non-GAAP interest income on loans receivable – FTE	$86,742	$65,392

Average loans	$6,729,060	$5,068,580
Average purchase accounting loan discounts (1)	149,763	191,378

Average loans (non-GAAP)	$6,878,823	$5,259,958

Average yield on loans (reported)	5.80%	6.05%

Average contractual yield on loans (non-GAAP)	5.07	5.04

(1)	Balance includes $129.8 million and $134.7 million of discount for credit losses for non-covered loans acquired as of March 31, 2016 and 2015, respectively.

Table 24: Average Cost of Deposits

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest expense on deposits	$3,634	$3,258
Amortization of time deposit (premiums)/discounts, net	369	144

Non-GAAP interest expense on deposits	$4,003	$3,402

Average interest-bearing deposits	$4,987,505	$4,376,860
Average unamortized CD (premium)/discount, net	(1,461)	(723)

Average interest-bearing deposits (non-GAAP)	$4,986,044	$4,376,137

Average cost of deposits (reported)	0.29%	0.30%

Average contractual cost of deposits (non-GAAP)	0.32	0.32

Table 25: Net Interest Margin

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net interest income – FTE	$100,030	$80,926
Total purchase accounting accretion	10,730	10,342

Non-GAAP net interest income – FTE	$89,300	$70,584

Average interest-earning assets	$8,362,523	$6,645,160
Average purchase accounting loan discounts(1)	149,763	191,378

Average interest-earning assets (non-GAAP)	$8,512,286	$6,836,538

Net interest margin (reported)	4.81%	4.94%

Net interest margin (non-GAAP)	4.22	4.19

(1)	Balance includes $129.8 million and $134.7 million of discount for credit losses for non-covered loans acquired as of March 31, 2016 and 2015, respectively.

Table 26: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of March 31, 2016
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$4,800,813	$1,991,357	$6.792.170
Loan balance reported plus discount (B)	4,800,813	2,121,194	6,922,007

Allowance for loan losses for non-covered loans (C)	69,780	—	69,780
Discount for credit losses on non-covered loans acquired (D)	—	129,837	129,837

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$69,780	$129,837	$199,617

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.45%	N/A	1.03%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	6.12%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	2.88%

Note: Discount for credit losses on purchased credit impaired loans acquired are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

	As of December 31, 2015
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$4,482,601	$2,096,800	$6,579,401
Loan balance reported plus discount (B)	4,482,601	2,236,298	6,718,899

Allowance for loan losses for non-covered loans (C)	66,636	—	66,636
Discount for credit losses on non-covered loans acquired (D)	—	139,498	139,498

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$66,636	$139,498	$206,134

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.49%	N/A	1.01%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	6.24%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	3.07%

Note: Discount for credit losses on purchased credit impaired loans acquired are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

We had $398.6 million, $399.4 million, and $343.6 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2016, December 31, 2015 and March 31, 2015, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 27 through 31, respectively.

Table 27: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
GAAP net income	$41,427	$31,119
Intangible amortization after-tax	514	686

Earnings excluding intangible amortization	$41,941	$31,805

GAAP diluted earnings per share	$0.59	$0.46
Intangible amortization after-tax	0.01	0.01

Diluted earnings per share excluding intangible amortization	$0.60	$0.47

Table 28: Tangible Book Value Per Share

	As of March 31, 2016	As of December 31, 2015
	(In thousands, except per share data)
Book value per share: A/B	$17.49	$17.11
Tangible book value per share: (A-C-D)/B	11.81	11.41

(A) Total equity	$1,227,782	$1,199,757
(B) Shares outstanding	70,190	70,121
(C) Goodwill	$377,983	$377,983
(D) Core deposit and other intangibles	20,598	21,443

Table 29: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Return on average assets: A/C	1.79%	1.67%
Return on average assets excluding intangible amortization: B/(C-D)	1.89	1.79

(A) Net income	$41,427	$31,119
Intangible amortization after-tax	514	686

(B) Earnings excluding intangible amortization	$41,941	$31,805

(C) Average assets	$9,330,622	$7,541,808
(D) Average goodwill, core deposits and other intangible assets	398,231	344,230

Table 30: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Return on average equity: A/C	13.77%	12.33%
Return on average tangible equity excluding intangible amortization: B/(C-D)	20.79	18.99

(A) Net income	$41,427	$31,119
(B) Earnings excluding intangible amortization	41,941	31,805
(C) Average equity	1,210,267	1,023,481
(D) Average goodwill, core deposits and other intangible assets	398,231	344,230

Table 31: Tangible Equity to Tangible Assets

	As of March 31, 2016	As of December 31, 2015
	(Dollars in thousands)
Equity to assets: B/A	13.07%	12.92%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.21	9.00

(A) Total assets	$9,397,451	$9,289,122
(B) Total equity	1,227,782	1,199,757
(C) Goodwill	377,983	377,983
(D) Core deposit and other intangibles	20,598	21,443

Recently Issued Accounting Pronouncements

See Note 23 in the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2016, our cash and cash equivalents were $158.1 million, or 1.68% of total assets, compared to $255.8 million, or 2.8% of total assets, as of December 31, 2015. Our available-for-sale investment securities and federal funds sold were $1.21 billion as of March 31, 2016 and December 31, 2015.

Our investment portfolio is comprised of approximately 82.1% or $1.24 billion of securities which mature in less than five years. As of March 31, 2016 and December 31, 2015, $1.19 billion and $1.25 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2016, our total deposits were $6.58 billion, or 70.0% of total assets, compared to $6.44 billion, or 69.3% of total assets, as of December 31, 2015. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

We may occasionally use our Fed funds lines of credit in order to temporarily satisfy short-term liquidity needs. We have Fed funds lines with three other financial institutions pursuant to which we could have borrowed up to $60.0 million on an unsecured basis as of March 31, 2016 and December 31, 2015. These lines may be terminated by the respective lending institutions at any time.

We also maintain lines of credit with the Federal Home Loan Bank. Our FHLB borrowed funds were $1.33 billion and $1.41 million at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015, all $1.33 billion and $1.41 billion, respectively of the outstanding balance were issued as long-term advances. Our FHLB borrowing capacity was $913.9 million and $581.9 million as of March 31, 2016 and December 31, 2015, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2016, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 3.4%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base. As a result, our net interest income will have a positive effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2016.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$42,866	$—	$—	$—	$—	$—	$—	$42,866
Federal funds sold	7,050	—	—	—	—	—	—	7,050
Investment securities	200,980	73,129	54,992	139,993	230,680	437,332	369,717	1,506,823
Loans receivable	1,792,125	445,120	569,822	918,458	1,014,074	1,767,097	345,516	6,852,212

Total earning assets	2,043,021	518,249	624,814	1,058,451	1,244,754	2,204,429	715,233	8,408,952

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	372,930	294,294	441,441	882,882	550,390	533,399	527,532	3,602,868
Time deposits	182,838	210,071	222,697	334,175	347,202	112,421	2,682	1,412,086
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	121,906	—	—	—	—	—	—	121,906
FHLB and other borrowed funds	815,552	117	15,191	342	110,060	394,971	—	1,336,233
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,554,052	504,482	679,329	1,217,399	1,007,652	1,040,791	530,214	6,533,919

Interest rate sensitivity gap	$488,969	$13,767	$(54,515)	$(158,948)	$237,102	$1,163,638	$185,019	$1,875,032

Cumulative interest rate sensitivity gap	$488,969	$502,735	$448,220	$289,272	$526,374	$1,690,012	$1,875,033
Cumulative rate sensitive assets to rate sensitive liabilities	131.5%	124.4%	116.4%	107.3%	110.6%	128.1%	128.7%
Cumulative gap as a % of total earning assets	5.8%	6.0%	5.3%	3.4%	6.3%	20.1%	22.3%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

Except for the risk factors set for below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated June 25, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on June 27, 2013)

2.2	First Amendment to Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated July 31, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on August 2, 2013)

2.3	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.4	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.5	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.6	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.7	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business BancGroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: May 6, 2016	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 6, 2016	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer