Form 10-Q
period 2016-06-30
HOME BANCSHARES INC
filed 2016-08-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

Common Stock Issued and Outstanding: 140,386,841 shares as of July 29, 2016.

HOME BANCSHARES, INC.

FORM 10-Q

June 30, 2016

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$136,632	$111,258
Interest-bearing deposits with other banks	48,762	144,565

Cash and cash equivalents	185,394	255,823
Federal funds sold	525	1,550
Investment securities – available-for-sale	1,221,778	1,206,580
Investment securities – held-to-maturity	287,725	309,042
Loans receivable not covered by loss share	6,964,716	6,579,401
Loans receivable covered by FDIC loss share	57,440	62,170
Allowance for loan losses	(74,341)	(69,224)

Loans receivable, net	6,947,815	6,572,347
Bank premises and equipment, net	207,932	212,163
Foreclosed assets held for sale not covered by loss share	17,573	18,526
Foreclosed assets held for sale covered by FDIC loss share	205	614
FDIC indemnification asset	8,130	9,284
Cash value of life insurance	85,889	85,146
Accrued interest receivable	28,548	29,132
Deferred tax asset, net	61,613	71,565
Goodwill	377,983	377,983
Core deposit and other intangibles	19,835	21,443
Other assets	131,181	117,924

Total assets	$9,582,126	$9,289,122

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,645,472	$1,456,624
Savings and interest-bearing transaction accounts	3,678,546	3,551,684
Time deposits	1,388,930	1,430,201

Total deposits	6,712,948	6,438,509
Securities sold under agreements to repurchase	111,072	128,389
FHLB and other borrowed funds	1,380,889	1,405,945
Accrued interest payable and other liabilities	51,476	55,696
Subordinated debentures	60,826	60,826

Total liabilities	8,317,211	8,089,365

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2016 and 100,000,000 in 2015; shares issued and outstanding 140,381,841 in 2016 and 140,241,004 (split adjusted) in 2015	1,404	701
Capital surplus	863,560	867,981
Retained earnings	389,014	326,898
Accumulated other comprehensive income	10,937	4,177

Total stockholders’ equity	1,264,915	1,199,757

Total liabilities and stockholders’ equity	$9,582,126	$9,289,122

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data(1))	2016	2015	2016	2015
	(Unaudited)
Interest income:
Loans	$100,415	$82,360	$197,328	$157,847
Investment securities
Taxable	5,145	5,130	10,595	10,673
Tax-exempt	2,823	2,774	5,638	5,526
Deposits – other banks	106	44	208	135
Federal funds sold	1	3	5	11

Total interest income	108,490	90,311	213,774	174,192

Interest expense:
Interest on deposits	3,854	3,311	7,488	6,569
Federal funds purchased	1	1	2	2
FHLB and other borrowed funds	3,074	1,053	6,144	2,103
Securities sold under agreements to repurchase	134	163	279	335
Subordinated debentures	386	334	763	663

Total interest expense	7,449	4,862	14,676	9,672

Net interest income	101,041	85,449	199,098	164,520
Provision for loan losses	5,692	5,381	11,369	9,168

Net interest income after provision for loan losses	95,349	80,068	187,729	155,352

Non-interest income:
Service charges on deposit accounts	6,151	6,056	12,080	11,474
Other service charges and fees	7,968	6,499	15,085	12,715
Trust fees	359	1,186	763	1,618
Mortgage lending income	3,481	2,955	6,344	4,887
Insurance commissions	617	640	1,274	1,207
Income from title services	3	36	7	70
Increase in cash value of life insurance	353	295	748	603
Dividends from FHLB, FRB, Bankers’ bank & other	719	419	1,339	834
Gain on acquisitions	—	—	—	1,635
Gain on sale of SBA loans	79	—	79	—
Gain (loss) on sale of branches, equipment and other assets, net	840	21	787	29
Gain (loss) on OREO, net	(941)	(263)	(845)	230
Gain (loss) on securities, net	15	—	25	4
FDIC indemnification accretion/(amortization), net	(410)	(2,202)	(772)	(6,158)
Other income	2,538	1,385	4,295	2,549

Total non-interest income	21,772	17,027	41,209	31,697

Non-interest expense:
Salaries and employee benefits	25,437	22,056	49,395	41,446
Occupancy and equipment	6,509	6,678	13,180	12,727
Data processing expense	2,766	3,063	5,430	5,482
Other operating expenses	12,875	11,453	25,230	24,308

Total non-interest expense	47,587	43,250	93,235	83,963

Income before income taxes	69,534	53,845	135,703	103,086
Income tax expense	26,025	19,939	50,767	38,061

Net income	$43,509	$33,906	$84,936	$65,025

Basic earnings per share	$0.31	$0.25	$0.61	$0.48

Diluted earnings per share	$0.31	$0.25	$0.60	$0.48

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$43,509	$33,906	$84,936	$65,025
Net unrealized gain (loss) on available-for-sale securities	7,375	(6,905)	11,150	(1,847)
Less: reclassification adjustment for realized (gains) losses included in income	(15)	—	(25)	(4)

Other comprehensive (loss) income, before tax effect	7,360	(6,905)	11,125	(1,851)
Tax effect	(2,888)	2,709	(4,365)	726

Other comprehensive income (loss)	4,472	(4,196)	6,760	(1,125)

Comprehensive income	$47,981	$29,710	$91,696	$63,900

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2016 and 2015

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	$676	$781,328	$226,279	$7,009	$1,015,292
Comprehensive income:
Net income	—	—	65,025	—	65,025
Other comprehensive income (loss)	—	—	—	(1,125)	(1,125)
Net issuance of 325,056 shares of common stock from exercise of stock options	1	116	—	—	117
Repurchase of 134,664 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	83	—	—	83
Share-based compensation net issuance of 217,168 shares of restricted common stock	1	1,218	—	—	1,219
Cash dividends – Common Stock, $0.125 per share	—	—	(16,895)	—	(16,895)

Balances at June 30, 2015 (unaudited)	677	780,731	274,409	5,884	1,061,701
Comprehensive income:
Net income	—	—	73,174	—	73,174
Other comprehensive income (loss)	—	—	—	(1,707)	(1,707)
Net issuance of 84,016 shares of common stock from exercise of stock options	1	271	—	—	272
Issuance of 4,159,708 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Tax benefit from stock options exercised	—	522	—	—	522
Share-based compensation net issuance of 448,500 shares of restricted common stock	2	2,704	—	—	2,706
Cash dividends – Common Stock, $0.15 per share	—	—	(20,685)	—	(20,685)

Balances at December 31, 2015	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	84,936	—	84,936
Other comprehensive income (loss)	—	—	—	6,760	6,760
Net issuance of 438,568 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	2	1,162	—	—	1,164
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 461,800 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,148	—	—	1,148
Share-based compensation net issuance of 151,406 shares of restricted common stock	1	2,811	—	—	2,812
Cash dividends – Common Stock, $0.1625 per share	—	—	(22,820)	—	(22,820)

Balances at June 30, 2016 (unaudited)	$1,404	$863,560	$389,014	$10,937	$1,264,915

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2016	2015
	(Unaudited)
Operating Activities
Net income	$84,936	$65,025
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,452	5,191
Amortization/(accretion)	7,880	11,967
Share-based compensation	2,812	1,219
Tax benefits from stock options exercised	(1,148)	(83)
(Gain) loss on assets	(46)	(255)
Gain on acquisitions	—	(1,635)
Provision for loan losses	11,369	9,168
Deferred income tax effect	5,587	3,864
Increase in cash value of life insurance	(748)	(603)
Originations of mortgage loans held for sale	(172,162)	(129,259)
Proceeds from sales of mortgage loans held for sale	168,754	122,069
Changes in assets and liabilities:
Accrued interest receivable	584	(372)
Indemnification and other assets	(12,870)	(3,842)
Accrued interest payable and other liabilities	(3,072)	27,488

Net cash provided by (used in) operating activities	97,328	109,942

Investing Activities
Net (increase) decrease in federal funds sold	1,025	250
Net (increase) decrease in loans, excluding loans acquired	(391,492)	(283,216)
Purchases of investment securities – available-for-sale	(151,210)	(126,016)
Proceeds from maturities of investment securities – available-for-sale	140,127	108,079
Proceeds from sale of investment securities – available-for-sale	2,221	931
Purchases of investment securities – held-to-maturity	—	(6,556)
Proceeds from maturities of investment securities – held-to-maturity	20,631	25,212
Proceeds from foreclosed assets held for sale	7,426	16,135
Proceeds from sale of SBA Loans	1,233
Proceeds from sale of insurance book of business	—	2,938
Purchases of premises and equipment, net	(434)	(7,675)
Return of investment on cash value of life insurance	—	27
Net cash proceeds (paid) received – market acquisitions	—	140,820

Net cash provided by (used in) investing activities	(370,473)	(129,071)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	274,439	(13,509)
Net increase (decrease) in securities sold under agreements to repurchase	(17,317)	(25,719)
Net increase (decrease) in FHLB and other borrowed funds	(25,056)	168,950
Proceeds from exercise of stock options	1,164	117
Repurchase of common stock	(8,842)	(2,015)
Tax benefits from stock options exercised	1,148	83
Dividends paid on common stock	(22,820)	(16,895)

Net cash provided by (used in) financing activities	202,716	111,012

Net change in cash and cash equivalents	(70,429)	91,883
Cash and cash equivalents – beginning of year	255,823	112,528

Cash and cash equivalents – end of period	$185,394	$204,411

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2016 and 2015 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year, which have been restated to reflect the effect of the 2-for-1 stock split during June 2016. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$43,509	$33,906	$84,936	$65,025
Average shares outstanding	140,382	135,265	140,386	135,222
Effect of common stock options	226	567	281	603

Average diluted shares outstanding	140,608	135,832	140,667	135,825

Basic earnings per share	$0.31	$0.25	$0.61	$0.48
Diluted earnings per share	$0.31	$0.25	$0.60	$0.48

2. Business Combinations

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares (split adjusted) of its common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

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

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of June 30, 2016 and December 31, 2015, Centennial CFG had $891.3 million and $715.7 million in total loans net of discount, respectively. Centennial CFG currently has plans to build this loan portfolio to approximately $1.1 billion by the end of 2016. During 2016, the Company has plans to open a deposit-only branch location in New York City.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$310,028	$2,631	$(819)	$311,840
Residential mortgage-backed securities	282,626	3,466	(193)	285,899
Commercial mortgage-backed securities	351,161	4,928	(405)	355,684
State and political subdivisions	208,980	9,102	(2)	218,080
Other securities	50,985	584	(1,294)	50,275

Total	$1,203,780	$20,711	$(2,713)	$1,221,778

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,950	$97	$—	$7,047
Residential mortgage-backed securities	83,256	1,232	(14)	84,474
Commercial mortgage-backed securities	40,774	1,017	—	41,791
State and political subdivisions	156,745	6,364	(2)	163,107

Total	$287,725	$8,710	$(16)	$296,419

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

Assets, principally investment securities, having a carrying value of approximately $1.27 billion and $1.25 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $111.1 million and $128.4 million at June 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$178,818	$180,168	$48,361	$49,626
Due after one year through five years	802,901	816,310	182,547	188,319
Due after five years through ten years	159,489	161,672	21,410	22,248
Due after ten years	62,572	63,628	35,407	36,226

Total	$1,203,780	$1,221,778	$287,725	$296,419

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three and six-month periods ended June 30, 2016, approximately $844,000 and $2.2 million, in available-for-sale securities were sold, respectively. The gross realized gains on the sales for the three and six-month periods ended June 30, 2016 totaled approximately $15,000 and $25,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month period ended June 30, 2015, no available-for-sale securities were sold. During the six-month period ended June 30, 2015, approximately $931,000 in available-for-sale securities were sold. The gross realized gain on the sale for the six-month period ended June 30, 2015 totaled approximately $4,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three and six-month periods ended June 30, 2016, no securities were deemed to have other-than-temporary impairment.

For the six months ended June 30, 2016, the Company had investment securities with approximately $1.5 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 81.3% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$70,315	$(467)	$44,379	$(352)	$114,694	$(819)
Residential mortgage-backed securities	34,380	(151)	9,223	(56)	43,603	(207)
Commercial mortgage-backed securities	27,751	(280)	31,975	(125)	59,726	(405)
State and political subdivisions	1,047	(2)	504	(2)	1,551	(4)
Other securities	11,394	(312)	15,021	(982)	26,415	(1,294)

Total	$144,887	$(1,212)	$101,102	$(1,517)	$245,989	$(2,729)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$135,128	$(1,240)	$4,751	$(24)	$139,879	$(1,264)
Residential mortgage-backed securities	200,256	(1,445)	10,511	(193)	210,767	(1,638)
Commercial mortgage-backed securities	192,644	(1,449)	23,592	(305)	216,236	(1,754)
State and political subdivisions	27,334	(202)	4,400	(18)	31,734	(220)
Other securities	21,866	(339)	15,803	(685)	37,669	(1,024)

Total	$577,228	$(4,675)	$59,057	$(1,225)	$636,285	$(5,900)

Income earned on securities for the three and six months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Taxable:
Available-for-sale	$4,344	$4,248	$8,911	$8,755
Held-to-maturity	801	882	1,684	1,918
Non-taxable:
Available-for-sale	1,565	1,375	3,139	2,721
Held-to-maturity	1,258	1,399	2,499	2,805

Total	$7,968	$7,904	$16,233	$16,199

4. Loans Receivable Not Covered by Loss Share

The various categories of loans not covered by loss share are summarized as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,883,970	$2,968,147
Construction/land development	1,066,844	943,095
Agricultural	78,535	75,027
Residential real estate loans
Residential 1-4 family	1,207,756	1,130,714
Multifamily residential	394,980	429,872

Total real estate	5,632,085	5,546,855
Consumer	48,933	52,258
Commercial and industrial	1,130,372	850,357
Agricultural	69,666	67,109
Other	83,660	62,822

Loans receivable not covered by loss share	$6,964,716	$6,579,401

During the three and six-month periods ended June 30, 2016, the Company sold $1.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $79,000. During the three and six-month periods ended June 30, 2015, no SBA loans were sold.

Mortgage loans held for sale of approximately $42.3 million and $38.9 million at June 30, 2016 and December 31, 2015, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June 30, 2016 and December 31, 2015 were not material.

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

The following table reflects the carrying value of all purchased FDIC covered impaired loans as of June 30, 2016 and December 31, 2015 for the Company:

	June 30, 2016	December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$192	$188
Construction/land development	1,700	1,692
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	54,660	59,565
Multifamily residential	372	384

Total real estate	56,924	61,829
Consumer	—	—
Commercial and industrial	404	230
Other	112	111

Loans receivable covered by FDIC loss share	$57,440	$62,170

The acquired loans were grouped into pools based on common risk characteristics and were recorded at their estimated fair values, which incorporated estimated credit losses at the acquisition dates. These loan pools are systematically reviewed by the Company to determine material changes in cash flow estimates from those identified at the time of the acquisition. Techniques used in determining risk of loss are similar to the Centennial non-covered loan portfolio, with most focus being placed on those loan pools which include the larger loan relationships and those loan pools which exhibit higher risk characteristics. As of June 30, 2016 and December 31, 2015, $3.7 million and $3.3 million, respectively, were accruing loans past due 90 days or more.

6. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses for the non-covered and covered loan portfolios for the six months ended June 30, 2016:

	For Loans Not Covered by Loss Share	For Loans Covered by FDIC Loss Share	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$66,636	$2,588	$69,224
Loans charged off	(8,243)	(71)	(8,314)
Recoveries of loans previously charged off	2,052	10	2,062

Net loans recovered (charged off)	(6,191)	(61)	(6,252)

Provision for loan losses for non-covered loans	11,369	—	11,369

Net provision for loan losses for covered loans	—	—	—

Balance, June 30, 2016	$71,814	$2,527	$74,341

Allowance for Loan Losses and Credit Quality for Non-Covered Loans

The following tables present the balance in the allowance for loan losses for the non-covered loan portfolio for the three and six-month periods ended June 30, 2016, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of June 30, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on non-covered loans acquired were $109.5 million, $139.5 million and $131.7 million at June 30, 2016, December 31, 2015 and June 30, 2015, respectively.

	Three Months Ended June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,581	$29,355	$12,799	$10,001	$5,508	$536	$69,780
Loans charged off	(66)	(667)	(997)	(2,153)	(484)	—	(4,367)
Recoveries of loans previously charged off	14	190	212	85	208	—	709

Net loans recovered (charged off)	(52)	(477)	(785)	(2,068)	(276)	—	(3,658)
Provision for loan losses	772	(4,132)	1,325	5,788	145	1,794	5,692

Balance, June 30	$12,301	$24,746	$13,339	$13,721	$5,377	$2,330	$71,814

	Six Months Ended June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636
Loans charged off	(107)	(1,824)	(2,306)	(3,036)	(970)	—	(8,243)
Recoveries of loans previously charged off	33	228	678	614	499	—	2,052

Net loans recovered (charged off)	(74)	(1,596)	(1,628)	(2,422)	(471)	—	(6,191)
Provision for loan losses	1,719	(452)	2,579	6,838	841	(156)	11,369

Balance, June 30	$12,301	$24,746	$13,339	$13,721	$5,377	$2,330	$71,814

	As of June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$794	$1,703	$54	$3	$—	$—	$2,554
Loans collectively evaluated for impairment	11,504	22,895	13,103	13,715	5,375	2,330	68,922

Loans evaluated for impairment balance, June 30	12,298	24,598	13,157	13,718	5,375	2,330	71,476

Purchased credit impaired loans acquired	3	148	182	3	2	—	338

Balance, June 30	$12,301	$24,746	$13,339	$13,721	$5,377	$2,330	$71,814

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,040	$130,920	$28,381	$23,592	$1,334	$—	$205,267
Loans collectively evaluated for impairment	1,025,234	2,746,678	1,520,307	1,091,652	198,367	—	6,582,238

Loans evaluated for impairment balance, June 30	1,046,274	2,877,598	1,548,688	1,115,244	199,701	—	6,787,505

Purchased credit impaired loans acquired	20,570	84,907	54,048	15,128	2,558	—	177,211

Balance, June 30	$1,066,844	$2,962,505	$1,602,736	$1,130,372	$202,259	$—	$6,964,716

The following tables present the balances in the allowance for loan losses for the non-covered loan portfolio for the six-month period ended June 30, 2015 and the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans not covered by loss share based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,116	$17,227	$13,446	$5,950	$5,798	$1,934	$52,471
Loans charged off	(477)	(198)	(1,951)	(1,470)	(2,393)	—	(6,489)
Recoveries of loans previously charged off	66	701	249	236	473	—	1,725

Net loans recovered (charged off)	(411)	503	(1,702)	(1,234)	(1,920)	—	(4,764)
Provision for loan losses	1,698	2,252	1,190	2,818	1,133	(921)	8,170

Balance, June 30	9,403	19,982	12,934	7,534	5,011	1,013	55,877
Loans charged off	(105)	(3,725)	(2,602)	(1,168)	(682)	—	(8,282)
Recoveries of loans previously charged off	132	38	633	566	354	—	1,723

Net loans recovered (charged off)	27	(3,687)	(1,969)	(602)	(328)	—	(6,559)
Provision for loan losses	481	9,222	2,161	2,341	318	1,473	15,996
Reclass of provision for loan losses attributable to FDIC loss share agreements	745	1,277	(738)	32	6	—	1,322

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans acquired	1	168	45	1	1	—	216

Balance, December 31	$10,656	$26,794	$12,388	$9,305	$5,007	$2,486	$66,636

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans acquired	20,733	99,436	51,480	18,427	1,745	—	191,821

Balance, December 31	$943,095	$3,043,174	$1,560,586	$850,357	$182,189	$—	$6,579,401

The following is an aging analysis for the non-covered loan portfolio as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,514	$2,424	$18,157	$22,095	$2,861,875	$2,883,970	$8,467
Construction/land development	773	248	7,988	9,009	1,057,835	1,066,844	3,686
Agricultural	—	—	403	403	78,132	78,535	30
Residential real estate loans
Residential 1-4 family	4,302	2,630	17,847	24,779	1,182,977	1,207,756	3,080
Multifamily residential	423	—	1,304	1,727	393,253	394,980	1

Total real estate	7,012	5,302	45,699	58,013	5,574,072	5,632,085	15,264
Consumer	220	41	224	485	48,448	48,933	51
Commercial and industrial	470	2,279	8,929	11,678	1,118,694	1,130,372	3,978
Agricultural and other	414	2	1,110	1,526	151,800	153,326	9

Total	$8,116	$7,624	$55,962	$71,702	$6,893,014	$6,964,716	$19,302

	December 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,494	$292	$25,058	$26,844	$2,941,303	$2,968,147	$9,247
Construction/land development	897	343	7,128	8,368	934,727	943,095	4,176
Agricultural	177	—	561	738	74,289	75,027	30
Residential real estate loans
Residential 1-4 family	3,614	3,091	16,489	23,194	1,107,520	1,130,714	3,915
Multifamily residential	1,330	—	871	2,201	427,671	429,872	1

Total real estate	7,512	3,726	50,107	61,345	5,485,510	5,546,855	17,369
Consumer	133	66	285	484	51,774	52,258	46
Commercial and industrial	679	781	8,793	10,253	840,104	850,357	6,430
Agricultural and other	347	164	1,034	1,545	128,386	129,931	—

Total	$8,671	$4,737	$60,219	$73,627	$6,505,774	$6,579,401	$23,845

Non-accruing loans not covered by loss share at June 30, 2016 and December 31, 2015 were $36.7 million and $36.4 million, respectively.

The following is a summary of the non-covered impaired loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$15	$—	$19	$—
Construction/land development	29	29	—	15	—	10	1
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	116	116	—	98	2	92	4
Multifamily residential	47	47	—	47	1	31	1

Total real estate	192	192	—	175	3	152	6
Consumer	—	—	—	—	—	—	—
Commercial and industrial	45	45	—	48	1	36	1
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	237	237	—	223	4	188	7
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,256	38,805	1,703	39,890	292	41,546	607
Construction/land development	16,774	16,539	794	15,973	103	15,674	177
Agricultural	426	403	—	473	—	503	—
Residential real estate loans
Residential 1-4 family	19,088	18,184	54	16,122	56	16,526	103
Multifamily residential	1,304	1,304	—	1,244	—	1,216	4

Total real estate	78,848	75,235	2,551	73,702	451	75,465	891
Consumer	233	224	—	223	1	244	2
Commercial and industrial	9,884	8,969	3	12,286	76	11,912	181
Agricultural and other	1,120	1,110	—	1,079	—	1,064	—

Total loans with a specific valuation allowance	90,085	85,538	2,554	87,290	528	88,685	1,074
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,256	38,805	1,703	39,905	292	41,565	607
Construction/land development	16,803	16,568	794	15,988	103	15,684	178
Agricultural	426	403	—	473	—	503	—
Residential real estate loans
Residential 1-4 family	19,204	18,300	54	16,220	58	16,618	107
Multifamily residential	1,351	1,351	—	1,291	1	1,247	5

Total real estate	79,040	75,427	2,551	73,877	454	75,617	897
Consumer	233	224	—	223	1	244	2
Commercial and industrial	9,929	9,014	3	12,334	77	11,948	182
Agricultural and other	1,120	1,110	—	1,079	—	1,064	—

Total impaired loans	$90,322	$85,775	$2,554	$87,513	$532	$88,873	$1,081

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of June 30, 2016.

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

Interest recognized on non-covered impaired loans during the three months ended June 30, 2016 and 2015 was approximately $532,000 and $522,000, respectively. Interest recognized on non-covered impaired loans during the six months ended June 30, 2016 and 2015 was approximately $1.1 million and $1.0 million, respectively. The amount of interest recognized on non-covered impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified non-covered loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$34,292	$616	$—	$34,908
Construction/land development	22,619	—	—	22,619
Agricultural	543	—	—	543
Residential real estate loans
Residential 1-4 family	20,192	450	—	20,642
Multifamily residential	1,854	—	—	1,854

Total real estate	79,500	1,066	—	80,566
Consumer	301	16	—	317
Commercial and industrial	8,728	70	—	8,798
Agricultural and other	1,783	—	—	1,783

Total	$90,312	$1,152	$—	$91,464

	December 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42,077	$706	$—	$42,783
Construction/land development	17,821	1	—	17,822
Agricultural	534	—	—	534
Residential real estate loans
Residential 1-4 family	18,497	276	—	18,773
Multifamily residential	2,075	30	—	2,105

Total real estate	81,004	1,013	—	82,017
Consumer	320	18	—	338
Commercial and industrial	5,869	29	—	5,898
Agricultural and other	1,582	90	—	1,672

Total	$88,775	$1,150	$—	$89,925

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

The following is a presentation of non-covered loans by class and risk rating as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,022	$5,438	$1,701,321	$940,756	$115,672	$34,908	$2,799,117
Construction/land development	216	1,097	268,429	749,232	4,681	22,619	1,046,274
Agricultural	—	257	54,313	23,195	173	543	78,481
Residential real estate loans
Residential 1-4 family	1,728	1,740	896,959	226,934	12,346	20,642	1,160,349
Multifamily residential	—	140	286,088	49,349	50,908	1,854	388,339

Total real estate	2,966	8,672	3,207,110	1,989,466	183,780	80,566	5,472,560
Consumer	15,674	261	21,679	9,799	99	317	47,829
Commercial and industrial	13,837	8,348	484,276	580,289	19,696	8,798	1,115,244
Agricultural and other	4,293	886	76,528	68,118	264	1,783	151,872

Total risk rated loans	$36,770	$18,167	$3,789,593	$2,647,672	$203,839	$91,464	6,787,505

Purchased credit impaired loans acquired							177,211

Total non-covered loans							$6,964,716

	December 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,064	$5,950	$1,603,950	$1,183,898	$31,405	$42,783	$2,869,050
Construction/land development	61	696	254,907	645,249	3,627	17,822	922,362
Agricultural	—	298	47,413	26,262	181	534	74,688
Residential real estate loans
Residential 1-4 family	1,193	1,838	850,744	198,304	15,015	18,773	1,085,867
Multifamily residential	—	155	301,113	63,640	56,226	2,105	423,239

Total real estate	2,318	8,937	3,058,127	2,117,353	106,454	82,017	5,375,206
Consumer	16,367	318	23,768	10,266	109	338	51,166
Commercial and industrial	10,885	6,729	495,064	307,818	5,536	5,898	831,930
Agricultural and other	4,572	926	73,447	48,386	275	1,672	129,278

Total risk rated loans	$34,142	$16,910	$3,650,406	$2,483,823	$112,374	$89,925	6,387,580

Purchased credit impaired loans acquired							191,821

Total non-covered loans							$6,579,401

The following is a presentation of non-covered troubled debt restructurings (“TDRs”) by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	11	$14,347	$7,792	$268	$5,625	$13,684
Construction/land development	5	2,597	2,302	—	290	2,592
Residential real estate loans
Residential 1-4 family	10	1,655	814	128	100	1,042
Multifamily residential	1	46	47	—	—	47

Total real estate	27	18,645	10,955	396	6,015	17,365
Commercial and industrial	4	112	—	85	13	98

Total	31	$18,757	$10,955	$481	$6,028	$17,463

	December 31, 2015
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

The following is a presentation of non-covered TDRs on non-accrual status as of June 30, 2016 and December 31, 2015 because they are not in compliance with the modified terms:

	June 30, 2016		December 31, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$905	3	$1,604
Residential real estate loans
Residential 1-4 family	4	589	2	1,812

Total real estate	6	1,494	5	3,416

Commercial and industrial	1	13	—	—

Total	7	$1,507	5	$3,416

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of zero and $3.4 million as of June 30, 2016 and December 31, 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate as of June 30, 2016 and December 31, 2015, respectively. At June 30, 2016, the Company had $2.7 million of residential real estate properties in OREO.

The following is a presentation of non-covered foreclosed assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$10,369	$9,787
Construction/land development	4,494	5,286
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,568	3,233
Multifamily residential	142	220

Total foreclosed assets held for sale	$17,573	$18,526

Allowance for Loan Losses and Credit Quality for Covered Loans

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the three and six-month periods ended June 30, 2016, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of June 30, 2016.

	Three Months Ended June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$129	$4	$2,351	$33	$9	$—	$2,526
Loans charged off	—	—	—	—	—	—	—
Recoveries of loans previously charged off	—	—	1	—	—	—	1

Net loans recovered (charged off)	—	—	1	—	—	—	1
Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before change attributable to FDIC loss share agreements	(95)	98	(3)	—	—	—	—
Change attributable to FDIC loss share agreements	95	(98)	3	—	—	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(95)	98	(3)	—	—	—	—

Balance, June 30	$34	$102	$2,349	$33	$9	$—	$2,527

	Six Months Ended June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$126	$4	$2,430	$19	$9	$—	$2,588
Loans charged off	(46)	(25)	—	—	—	—	(71)
Recoveries of loans previously charged off	—	—	10	—	—	—	10

Net loans recovered (charged off)	(46)	(25)	10	—	—	—	(61)

Provision for loan losses forecasted outside of loss share	—	—	—	—	—	—	—
Provision for loan losses before change attributable to FDIC loss share agreements	(46)	123	(91)	14	—	—	—
Change attributable to FDIC loss share agreements	46	(123)	91	(14)	—	—	—

Net provision for loan losses	—	—	—	—	—	—	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	(46)	123	(91)	14	—	—	—

Balance, June 30	$34	$102	$2,349	$33	$9	$—	$2,527

	As of June 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	34	102	2,349	33	9	—	2,527

Balance, June 30	$34	$102	$2,349	$33	$9	$—	$2,527

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, June 30	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,700	192	55,032	404	112	—	57,440

Balance, June 30	$1,700	$192	$55,032	$404	$112	$—	$57,440

The following tables present the balance in the allowance for loan losses for the covered loan portfolio for the six-month period ended June 30, 2015 and the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans covered by FDIC loss share based on portfolio segment by impairment method as of December 31, 2015.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$432	$930	$1,161	$16	$1	$—	$2,540
Loans charged off	—	(691)	(81)	—	—	—	(772)
Recoveries of loans previously charged off	170	110	171	—	—	—	451

Net loans recovered (charged off)	170	(581)	90	—	—	—	(321)
Provision for loan losses forecasted outside of loss share	(230)	(318)	232	22	—	—	(294)
Provision for loan losses before change attributable to FDIC loss share agreements	581	1,236	399	220	20	—	2,456
Change attributable to FDIC loss share agreements	(257)	(531)	(163)	(197)	(16)	—	(1,164)

Net provision for loan losses	94	387	468	45	4	—	998
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—	—	—	—
Increase in FDIC indemnification asset	257	531	163	197	16	—	1,164

Balance, June 30	953	1,267	1,882	258	21	—	4,381
Loans charged off	(62)	(264)	(83)	—	—	—	(409)
Recoveries of loans previously charged off	(132)	(87)	(138)	—	—	—	(357)

Net loans recovered (charged off)	(194)	(351)	(221)	—	—	—	(766)
Provision for loan losses forecasted outside of loss share	230	318	(232)	(22)	—	—	294
Provision for loan losses before change attributable to FDIC loss share agreements	(118)	47	263	(185)	(6)	—	1
Change attributable to FDIC loss share agreements	(112)	(364)	(32)	207	6	—	(295)

Net provision for loan losses	—	1	(1)	—	—	—	—
Reclass of provision for loan losses attributable to FDIC loss share agreements	(745)	(1,277)	738	(32)	(6)	—	(1,322)
Increase in FDIC indemnification asset	112	364	32	(207)	(6)	—	295

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	126	4	2,430	19	9	—	2,588

Balance, December 31	$126	$4	$2,430	$19	$9	$—	$2,588

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—
Loans collectively evaluated for impairment	—	—	—	—	—	—	—

Loans evaluated for impairment balance, December 31	—	—	—	—	—	—	—

Purchased credit impaired loans acquired	1,692	188	59,949	230	111	—	62,170

Balance, December 31	$1,692	$188	$59,949	$230	$111	$—	$62,170

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the six-month period ended June 30, 2016 for the Company’s covered and non-covered acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$43,900	$253,991
Reforecasted future interest payments for loan pools	6,564	—
Accretion recorded to interest income	(13,984)	13,984
Adjustment to yield	6,858	—
Transfers to foreclosed assets held for sale	—	(2,304)
Payments received, net	—	(31,020)

Balance at end of period	$43,338	$234,651

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $6.6 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2016 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $6.9 million as an additional adjustment to yield over the weighted average life of the loans.

7. Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$325,423
Acquisitions	—	55,255
Sale of insurance book of business	—	(2,695)

Balance, end of period	$377,983	$377,983

	June 30, 2016	December 31, 2015
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$21,443	$20,925
Acquisition	—	1,363
Sale of insurance book of business	—	(243)
Amortization expense	(1,608)	(2,229)

Balance, June 30	$19,835	19,816

Acquisitions		3,477
Amortization expense		(1,850)

Balance, end of year		$21,443

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2016 and December 31, 2015 were:

	June 30, 2016	December 31, 2015
	(In thousands)
Gross carrying basis	$51,378	$51,378
Accumulated amortization	(31,543)	(29,935)

Net carrying amount	$19,835	$21,443

Core deposit and other intangible amortization expense was approximately $763,000 and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. Core deposit and other intangible amortization expense was approximately $1.6 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively. Including all of the mergers completed as of June 30, 2016, the Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2016 through 2020 is approximately: 2016 – $3.1 million; 2017 – $3.0 million; 2018 – $2.9 million; 2019 – $2.8 million; 2020 – $2.3 million.

The carrying amount of the Company’s goodwill was $378.0 million at both June 30, 2016 and December 31, 2015. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

8. Other Assets

Other assets consists primarily of FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2016 and December 31, 2015 other assets were $131.2 million and $117.9 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans. The indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that are covered by loss sharing agreements with the FDIC. When the Company experiences a loss on the covered loans and subsequently requests reimbursement of the loss from the FDIC, the indemnification asset is reduced by the FDIC reimbursable amount. A corresponding claim receivable is consequently recorded in other assets until the cash is received from the FDIC. The FDIC claims receivable was approximately $536,000 and $3.2 million at June 30, 2016 and December 31, 2015, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $110.8 million and $97.5 million at June 30, 2016 and December 31, 2015, respectively, and are accounted for at cost.

9. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $583.0 million and $503.3 million at June 30, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $874.2 million and $885.3 million at June 30, 2016 and December 31, 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.2 million and $1.3 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.3 million and $2.6 million for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016 and December 31, 2015, brokered deposits were $331.2 million and $199.3 million, respectively.

Deposits totaling approximately $1.20 billion and $1.25 billion at June 30, 2016 and December 31, 2015, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

10. Securities Sold Under Agreements to Repurchase

At June 30, 2016 and December 31, 2015, securities sold under agreements to repurchase totaled $111.1 million and $128.4 million, respectively. For the three-month periods ended June 30, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $115.8 million and $168.3 million, respectively. For the six-month periods ended June 30, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $122.4 million and $173.9 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $111.1 million and $128.4 million at June 30, 2016 and December 31, 2015, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2016 and December 31, 2015 is presented in the following tables:

	June 30, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$4,459	$—	$—	$—	$4,459
Mortgage-backed securities	48,544	—	—	—	48,544
State and political subdivisions	57,271	—	—	—	57,271
Other securities	798	—	—	—	798

Total borrowings	$111,072	$—	$—	$—	$111,072

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$7,216	$—	$—	$—	$7,216
Mortgage-backed securities	54,512	—	—	—	54,512
State and political subdivisions	65,294	—	—	—	65,294
Other securities	1,367	—	—	—	1,367

Total borrowings	$128,389	$—	$—	$—	$128,389

11. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $1.38 billion and $1.41 billion at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, $1.35 billion and $1.41 billion, respectively of the outstanding balance were issued as long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.33% to 5.96% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2016 include: 2016 – $40.8 million; 2017 – $585.5 million; 2018 – $459.3 million; 2019 – $143.1 million; 2020 – $146.4 million; after 2020 – $474,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $266.2 million and $261.1 million at June 30, 2016 and December 31, 2015, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2016 and December 31, 2015, respectively.

12. Other Borrowings

The Company had $5.3 million related to other borrowings at June 30, 2016. Additionally, the Company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2016 and December 31, 2015 was zero.

13. Subordinated Debentures

Subordinated debentures at June 30, 2016 and December 31, 2015 consisted of guaranteed payments on trust preferred securities with the following components:

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

14. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Current:
Federal	$17,488	$16,456	$37,693	$28,530
State	3,474	3,269	7,487	5,667

Total current	20,962	19,725	45,180	34,197

Deferred:
Federal	4,224	179	4,661	3,224
State	839	35	926	640

Total deferred	5,063	214	5,587	3,864

Income tax expense	$26,025	$19,939	$50,767	$38,061

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.54)	(1.89)	(1.58)	(1.96)
Cash value of life insurance	(0.18)	(0.19)	(0.19)	(0.20)
State income taxes, net of federal benefit	4.06	4.02	4.07	4.02
Other	0.09	0.09	0.11	0.06

Effective income tax rate	37.43%	37.03%	37.41%	36.92%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,160	$27,153
Deferred compensation	2,516	3,505
Stock options	1,072	1,800
Real estate owned	2,233	1,988
Loan discounts	14,042	21,298
Tax basis premium/discount on acquisitions	15,439	15,772
Investments	2,451	2,637
Other	12,640	13,667

Gross deferred tax assets	79,553	87,820

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,724	3,946
Unrealized gain on securities available-for-sale	7,061	2,696
Core deposit intangibles	5,423	5,930
Indemnification asset	573	678
FHLB dividends	1,756	1,689
Other	1,403	1,316

Gross deferred tax liabilities	17,940	16,255

Net deferred tax assets	$61,613	$71,565

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida and New York. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011.

15. Common Stock and Compensation Plans

On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

On April 21, 2016, our Board of Directors declared a two-for-one stock split to be paid in the form of a 100% stock dividend on June 8, 2016 (the “Payment Date”) to shareholders of record at the close of business on May 18, 2016. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on or about June 9, 2016. The stock split increased the Company’s total shares of common stock outstanding as of June 8, 2016 from 70,191,253 shares to 140,382,506 shares (split adjusted). All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

Stock Repurchases

During the first six months of 2016, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of the Company’s common stock. During first six months of 2016, the Company repurchased a total of 461,800 shares (split adjusted) with a weighted-average stock price of $19.15 per share (split adjusted). The 2016 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 3,618,256 shares (split adjusted). The remaining balance available for repurchase is 1,133,744 shares (split adjusted) at June 30, 2016.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares (split adjusted) to 11,288,000 shares (split adjusted). The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of June 30, 2016, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000 (split adjusted). At June 30, 2016, the Company had approximately 2,668,000 shares of common stock remaining available for future grants and approximately 5,119,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2016 was $12.0 million and $7.7 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $7.6 million as of June 30, 2016. For the first six months of 2016, the Company has expensed approximately $658,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan (split adjusted) at June 30, 2016 and December 31, 2015 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2016		For the Year Ended December 31, 2015
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,794	$12.71	1,810	$5.90
Granted	140	21.25	1,486	18.15
Forfeited/Expired	(14)	17.28	(40)	20.16
Exercised	(468)	3.20	(462)	2.90

Outstanding, end of period	2,452	14.99	2,794	12.71

Exercisable, end of period	669	$8.29	960	$5.13

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended June 30, 2016 was $5.08 per share (split adjusted). The weighted-average fair value of options granted during the year ended December 31, 2015 was $4.28 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended	For the Year Ended
	June 30, 2016	December 31, 2015
Expected dividend yield	1.65%	1.60%
Expected stock price volatility	26.66%	25.91%
Risk-free interest rate	1.65%	1.74%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options (split adjusted) at June 30, 2016:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$1.96 to $2.67	46	2.01	$2.48	46	$2.48
$4.27 to $4.66	111	1.50	4.31	111	4.31
$5.08 to $6.56	251	3.46	5.94	215	5.84
$8.63 to $9.54	284	6.68	9.09	164	9.07
$14.71 to $16.86	270	8.24	16.02	78	16.25
$17.13 to $17.40	219	8.44	17.19	54	17.23
$18.46 to $18.46	1,050	9.15	18.46	—	—
$20.16 to $20.58	80	9.27	20.37	—	—
$21.25 to $21.25	140	9.81	21.25	—	—

	2,451			668

The table below summarized the activity for the Company’s restricted stock issued and outstanding (split adjusted) at June 30, 2016 and December 31, 2015 and changes during the period and year then ended:

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Beginning of year	975	514
Issued	159	704
Vested	(53)	(204)
Forfeited	(5)	(39)

End of period	1,076	975

Amount of expense for six months and twelve months ended, respectively	$2,027	$2,511

On January 25, 2016, the Company granted a total of 156,734 shares (split adjusted) of the Company’s restricted common stock to the Company’s Chairman, a group of the Company’s non-employee directors and an employee of the Company’s bank subsidiary. The restricted stock issued will “cliff” vest on January 25, 2019.

On January 25, 2016, the Company granted a total of 10,000 shares (split adjusted) of the Company’s unrestricted common stock to the Company’s Chairman in lieu of a cash bonus.

On April 26, 2016, the Company granted a total of 2,000 shares (split adjusted) of the Company’s restricted common stock to the Company’s newest non-employee director, Mike Beebe. The restricted stock issued will vest equally each year over three years beginning on the first anniversary of the issuance.

16. Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(In thousands)
Salaries and employee benefits	$25,437	$22,056	$49,395	$41,446
Occupancy and equipment	6,509	6,678	13,180	12,727
Data processing expense	2,766	3,063	5,430	5,482
Other operating expenses:
Advertising	733	657	1,556	1,436
Merger and acquisition expenses	—	—	0	1,417
Amortization of intangibles	763	1,100	1,608	2,229
Electronic banking expense	1,237	1,299	2,693	2,531
Directors’ fees	289	281	564	576
Due from bank service charges	337	286	642	501
FDIC and state assessment	1,446	1,172	2,892	2,568
Insurance	544	617	1,077	1,283
Legal and accounting	658	706	1,181	1,153
Other professional fees	1,044	560	1,969	1,048
Operating supplies	419	509	855	943
Postage	260	295	546	604
Telephone	455	470	942	974
Other expense	4,690	3,501	8,705	7,045

Total other operating expenses	12,875	11,453	25,230	24,308

Total non-interest expense	$47,587	$43,250	$93,235	$83,963

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

Although the Company has a diversified loan portfolio, at June 30, 2016 and December 31, 2015, non-covered commercial real estate loans represented 57.9% and 60.6% of non-covered loans, respectively, and 318.6% and 332.3% of total stockholders’ equity, respectively. Non-covered residential real estate loans represented 23.0% and 23.7% of non-covered loans and 126.7% and 130.1% of total stockholders’ equity at June 30, 2016 and December 31, 2015, respectively.

Approximately 89.5% of the Company’s loans as of June 30, 2016, are to borrowers whose collateral is located in Alabama, Arkansas and Florida, the three states in which the Company has its branch locations. Additionally, the Company has 81.0% of its loans as real estate loans primarily in Arkansas, Florida and South Alabama.

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

At June 30, 2016 and December 31, 2015, commitments to extend credit of $1.72 billion and $1.43 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2016 and December 31, 2015, is $39.2 million and $24.3 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

20. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2016, the Company requested approximately $21.4 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 24% of the Company’s banking subsidiary’s earnings for the first six months of 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2016, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2016, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.6%, 10.1%, 11.3%, and 12.2%, respectively, as of June 30, 2016.

21. Additional Cash Flow Information

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2016	2015
	(In thousands)
Interest paid	$14,572	$9,738
Income taxes paid	47,250	31,210
Assets acquired by foreclosure	6,440	11,991

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2016 and December 31, 2015, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2016 and 2015.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained.

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $83.2 million and $87.2 million as of June 30, 2016 and December 31, 2015, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $239,000 and $255,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2016 and 2015, respectively. The Company reversed approximately $307,000 and $306,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2016 and 2015, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale not covered by loss share, less estimated costs to sell, was $17.6 million and $18.5 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $3.8 million were remeasured during the six months ended June 30, 2016, resulting in a write-down of approximately $1.1 million.

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

	June 30, 2016
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$185,394	$185,394	1
Federal funds sold	525	525	1
Investment securities – held-to-maturity	287,725	296,419	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	6,809,681	6,755,863	3
Loans receivable covered by FDIC loss share, net of allowance	54,913	54,913	3
FDIC indemnification asset	8,130	8,130	3
Accrued interest receivable	28,548	28,548	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,645,472	$1,645,472	1
Savings and interest-bearing transaction accounts	3,678,546	3,678,546	1
Time deposits	1,388,930	1,378,634	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	111,072	111,072	1
FHLB and other borrowed funds	1,380,889	1,384,587	2
Accrued interest payable	1,907	1,907	1
Subordinated debentures	60,826	60,826	3

	December 31, 2015
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$255,823	$255,823	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	309,042	313,944	2
Loans receivable not covered by loss share, net of non-covered impaired loans and allowance	6,425,543	6,380,927	3
Loans receivable covered by FDIC loss share, net of allowance	59,582	59,582	3
FDIC indemnification asset	9,284	9,284	3
Accrued interest receivable	29,132	29,132	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,456,624	$1,456,624	1
Savings and interest-bearing transaction accounts	3,551,684	3,551,684	1
Time deposits	1,430,201	1,418,462	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	128,389	128,389	1
FHLB and other borrowed funds	1,405,945	1,410,019	2
Accrued interest payable	1,804	1,804	1
Subordinated debentures	60,826	60,826	3

23. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact, if any, ASU 2014-09 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target requires an employee also render service once the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply this guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company has adopted the new guidance on the consolidated financial statements, which has made no impact to the Company’s financial statements.

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

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. The ASU’s effective date and transition provisions are aligned with the requirements in ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact, if any, ASU 2016-10 will have on its financial position, results of operations, and its financial statement disclosures.

On May 3, 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting. The ASU is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company is currently evaluating the impact, if any, ASU 2016-11 will have on its financial position, results of operations, and its financial statement disclosures.

On May 9, 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. The ASU’s effective date and transition provisions are aligned with the requirements in ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact, if any, ASU 2016-11 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The ASU adds to U.S. GAAP an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. The ASU is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures.

24. Subsequent Events

On July 27, 2016, Centennial entered into an agreement with the FDIC to terminate all loss share agreements which were entered into in 2010 in conjunction with Centennial’s acquisition of substantially all of the assets (“covered assets”) and assumption of substantially all of the liabilities of six failed banks in FDIC-assisted transactions. Under the early termination, all rights and obligations of Centennial and the FDIC under the FDIC loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated.

Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements. The early termination was recorded in the Company’s financial statements by removing the FDIC Indemnification Asset, receivable from FDIC, the FDIC True-up liability and recording a one-time, pre-tax charge of approximately $3.9 million.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2016 and 2015, and the related statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived

/s/ BKD, LLP

Little Rock, Arkansas

August 5, 2016

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2016, we had, on a consolidated basis, total assets of $9.58 billion, loans receivable, net of $6.95 billion, total deposits of $6.71 billion, and stockholders’ equity of $1.26 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.

Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data(2))
Total assets	$9,582,126	$8,074,382	$9,582,126	$8,074,382
Loans receivable not covered by loss share	6,964,716	5,499,028	6,964,716	5,499,028
Loans receivable covered by FDIC loss share	57,440	159,891	57,440	159,891
Allowance for loan losses	74,341	60,258	74,341	60,258
FDIC claims receivable	566	8,992	566	8,992
Total deposits	6,712,948	5,878,036	6,712,948	5,878,036
Total stockholders’ equity	1,264,915	1,061,701	1,264,915	1,061,701
Net income	43,509	33,906	84,936	65,025
Basic earnings per share	0.31	0.25	0.61	0.48
Diluted earnings per share	0.31	0.25	0.60	0.48
Diluted earnings per share excluding intangible amortization(1)	0.31	0.25	0.61	0.49
Annualized net interest margin – FTE	4.83%	5.00%	4.82%	4.97%
Efficiency ratio	37.52	40.39	37.51	40.88
Annualized return on average assets	1.83	1.72	1.81	1.70
Annualized return on average common equity	14.11	12.98	13.94	12.66

(1)	See Table 27 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.
(2)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

Overview

Credit Improvement in Purchased Credit Impaired Loan Pools

Impairment testing on the estimated cash flows of the purchased credit impaired loan pools is performed each quarter. Because the economy has improved since the impaired loans were acquired, quite often the impairment test has revealed a projected credit improvement in certain loan pools. As a result of these improvements, we are recognizing additional adjustments to yield over the weighted-average life of the loans. Improvements in credit quality for covered loans have decreased the basis in the related indemnification asset and increased our FDIC true-up liability. These positive events have reduced the indemnification asset and increased our FDIC true-up liability. The indemnification asset reduction is amortized over the weighted-average life of the shared-loss agreements. This amortization is shown as a reduction to FDIC indemnification non-interest income. The true-up liability is expensed over the remaining true-up measurement date as other non-interest expense.

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and six-month periods ended June 30, 2016 and 2015:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2015	$83,278	$58,535	$6,764
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—
December 31, 2015	—	—	—
March 31, 2016	4,319	—	—
June 30, 2016	2,539	—	—

Total	$118,658	$58,535	$6,764

Table 3: Financial Impact for the Three and Six Months Ended June 30, 2016 and 2015

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
June 30, 2015	$4,382	$(2,289)	$(281)
June 30, 2016	5,965	(456)	—

Pre-tax earnings improvement	$1,583	$1,833	$(281)

Six Months Ended:
June 30, 2015	$8,891	$(6,373)	$(562)
June 30, 2016	11,231	(912)	—

Pre-tax earnings improvement	$2,340	$5,461	$(562)

Results of Operations for Three Months Ended June 30, 2016 and 2015

Our net income increased $9.6 million, or 28.3%, to $43.5 million for the three-month period ended June 30, 2016, from $33.9 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.31 per share and $0.25 per share (split adjusted) for the three-month periods ended June 30, 2016 and 2015, respectively. The $9.6 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by a slight increase in provision for loan losses in second quarter of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin decreased from 5.00% for the three-month period ended June 30, 2015 to 4.83% for the three-month period ended June 30, 2016. The yield on loans was 5.81% and 6.01% for the three months ended June 30, 2016 and 2015, respectively. For both the three months ended June 30, 2016 and 2015, we recognized $11.0 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was relatively flat at 4.24% and 4.27% for the three months ended June 30, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.09% and 5.07% for the three months ended June 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.46 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 37.52% for the three months ended June 30, 2016, compared to 40.39% for the same period in 2015. For the second quarter of 2016, our core efficiency ratio was 36.84%, which is improved from the 40.30% reported for second quarter of 2015. While we have realized the cost savings from our acquisitions and reduced costs from our recent branch closures, the improvement in the core efficiency ratio was primarily achieved through revenue from additional net interest income resulting from our acquisitions and our organic loan growth plus growth in non-interest income. The core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our annualized return on average assets was 1.83% for the three months ended June 30, 2016, compared to 1.72% for the same period in 2015. Our annualized return on average common equity was 14.11% for the three months ended June 30, 2016, compared to 12.98% for the same period in 2015. We have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2015 to 2016.

Results of Operations for Six Months Ended June 30, 2016 and 2015

Our net income increased $19.9 million, or 30.6%, to $84.9 million for the six-month period ended June 30, 2016, from $65.0 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.60 per share and $0.48 per share (split adjusted) for the six-month periods ended June 30, 2016 and 2015, respectively. The $19.9 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in provision for loan losses during the first six months of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin decreased from 4.97% for the six-month period ended June 30, 2015 to 4.82% for the six-month period ended June 30, 2016. For the six months ended June 30, 2016 and 2015, we recognized $21.7 million and $21.3 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.23% for the six months ended June 30, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.08% and 5.06% for the six months ended June 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.56 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 37.51% for the six months ended June 30, 2016, compared to 40.88% for the same period in 2015. For the first six months of 2016, our core efficiency ratio was 36.88% which is improved from the 40.55% reported for the first six months of 2015. While we have realized the cost savings from our acquisitions and reduced costs from our recent branch closures, the improvement in the core efficiency ratio was primarily achieved through revenue from additional net interest income resulting from our acquisitions and our organic loan growth plus growth in non-interest income. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our annualized return on average assets was 1.81% for the six months ended June 30, 2016, compared to 1.70% for the same period in 2015. Our annualized return on average common equity was 13.94% for the six months ended June 30, 2016, compared to 12.66% for the same period in 2015. As noted previously, we have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2015 to 2016.

Financial Condition as of and for the Period Ended June 30, 2016 and December 31, 2015

Our total assets as of June 30, 2016 increased $293.0 million to $9.58 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio not covered by loss share increased $385.3 million to $6.96 billion as of June 30, 2016, from $6.58 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Our loan portfolio covered by loss share decreased $4.7 million to $57.4 million as of June 30, 2016, from $62.2 million as of December 31, 2015. This decrease is primarily associated with normal pay-downs and payoffs. Stockholders’ equity increased $65.2 million to $1.26 billion as of June 30, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first six months of 2016 was 10.9%. The increase in stockholders’ equity is primarily associated with the $62.1 million increase in retained earnings.

As of June 30, 2016, our non-performing non-covered loans decreased to $56.0 million, or 0.80%, of total non-covered loans from $60.2 million, or 0.92%, of total non-covered loans as of December 31, 2015. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans increased to 128.33% as of June 30, 2016, compared to 110.66% as of December 31, 2015. Non-performing non-covered loans from our Arkansas franchise were $27.3 million at June 30, 2016 compared to $28.3 million as of December 31, 2015. Non-performing non-covered loans from our Florida franchise were $28.3 million at June 30, 2016 compared to $31.8 million as of December 31, 2015. Non-performing non-covered loans from our Alabama franchise were $397,000 at June 30, 2016 compared to $132,000 as of December 31, 2015. There were no non-performing non-covered loans from our Centennial CFG franchise.

As of June 30, 2016, our non-performing non-covered assets decreased to $73.5 million, or 0.77%, of total non-covered assets from $78.8 million, or 0.85%, of total non-covered assets as of December 31, 2015. Non-performing non-covered assets from our Arkansas franchise were $40.6 million at June 30, 2016 compared to $40.3 million as of December 31, 2015. Non-performing non-covered assets from our Florida franchise were $31.9 million at June 30, 2016 compared to $37.5 million as of December 31, 2015. Non-performing non-covered assets from our Alabama franchise were $1.0 million at June 30, 2016 compared to $892,000 as of December 31, 2015. There were no non-performing non-covered assets from our Centennial CFG franchise.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset. We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. All loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. For covered acquired loans fair value is exclusive of the shared-loss agreements with the Federal Deposit Insurance Corporation (“FDIC”). The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the purchased credit impaired loans acquired, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased and if so, recognize a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

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

For our FDIC-assisted transactions, shared-loss agreements are measured on the same basis as the related indemnified loans. Because the acquired loans are subject to the accounting prescribed by FASB ASC Topic 310, Receivables, subsequent changes to the basis of the shared-loss agreements also follow that model. Deterioration in the credit quality of the loans (immediately recorded as an adjustment to the allowance for loan losses) would immediately increase the basis of the shared-loss agreements, with the offset recorded through the consolidated statement of income as a reduction of the provision for loan losses. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average remaining life of the loans) decrease the basis of the shared-loss agreements, with such decrease being amortized into income over 1) the same period or 2) the life of the shared-loss agreements, whichever is shorter. Loss assumptions used in the basis of the indemnified loans are consistent with the loss assumptions used to measure the indemnification asset. Fair value accounting incorporates into the fair value of the indemnification asset an element of the time value of money, which is accreted back into income over the life of the shared-loss agreements.

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

Acquisitions

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, we completed our acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). We paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares (split adjusted) of our common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that we incur in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

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

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City. Through the loan production office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of June 30, 2016 and December 31, 2015, Centennial CFG had $891.3 million and $715.7 million in total loans net of discount, respectively. Centennial CFG currently anticipates building this loan portfolio to approximately $1.1 billion by the end of 2016. During 2016, we have plans to open a deposit-only branch location in New York City.

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

FDIC Indemnification Asset

In conjunction with certain FDIC-assisted transactions, we entered into loss share agreements with the FDIC. These agreements cover realized losses on loans, foreclosed real estate and certain other assets. These loss share assets are measured separately from the loan portfolios because they are not contractually embedded in the loans and are not transferable with the loans should we choose to dispose of them. Fair values at the acquisition dates were estimated based on projected cash flows available for loss-share based on the credit adjustments estimated for each loan pool and the loss share percentages. The loss share assets are also separately measured from the related loans and foreclosed real estate and recorded as FDIC indemnification assets on the Consolidated Balance Sheets. Reimbursements received from the FDIC for actual incurred losses subsequent to the acquisition date, will reduce the loss share assets. Reductions to expected credit losses, to the extent such reductions to expected credit losses are the result of an improvement to the actual or expected cash flows from the covered assets, also reduce the loss share assets. Increases in expected credit losses will require an increase to the allowance for loan losses and a corresponding increase to the loss share assets.

Table 4 summarizes the activity in our FDIC indemnification asset during the periods indicated:

Table 4: Changes in FDIC Indemnification Asset

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Beginning balance	$8,656	$19,435	$9,284	$28,409
Incurred claims for FDIC covered credit losses	(116)	(1,679)	(382)	(7,541)
FDIC indemnification accretion/(amortization)	(410)	(2,202)	(772)	(6,158)
Reduction in provision for loan losses:
Benefit attributable to FDIC loss share agreements	—	320	—	1,164

Ending balance	$8,130	$15,874	$8,130	$15,874

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

The amount of FDIC-assisted acquisitions true-up accrued at June 30, 2016 and December 31, 2015 was $11.4 million.

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. As of June 30, 2016, we had an indemnification asset of $8.1 million remaining for the acquired loss-share loans. This transaction with the FDIC creates a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability. This transaction will create a negative $3.9 million pre-tax financial impact to the third quarter of 2016. However, it will create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During the third quarter of 2016, we have plans to open a deposit-only branch location in New York City.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated over 40 branch locations across our footprint. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. As a result of the study, we closed two Arkansas and two Florida locations during the first quarter of 2016. During the second quarter of 2016, we closed and sold our Clermont, Florida location for a gain of $738,000. During the remainder of 2016, we have plans to close one Arkansas location and may announce additional strategic consolidations where it improves efficiency in certain markets.

As of June 30, 2016, we had 77 branches in Arkansas, 58 branches in Florida, 6 branches in Alabama and a loan production office in New York City.

Results of Operations

For the Three and Six Months Ended June 30, 2016 and 2015

Our net income increased $9.6 million, or 28.3%, to $43.5 million for the three-month period ended June 30, 2016, from $33.9 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.31 per share and $0.25 per share (split adjusted) for the three-month periods ended June 30, 2016 and 2015, respectively. The $9.6 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by a slight increase in provision for loan losses in second quarter of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Our net income increased $19.9 million, or 30.6%, to $84.9 million for the six-month period ended June 30, 2016, from $65.0 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.60 per share and $0.48 per share (split adjusted) for the six-month periods ended June 30, 2016 and 2015, respectively. The $19.9 million increase in net income is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in provision for loan losses during the first six months of 2016 and a modest increase in the costs associated with the asset growth when compared to the same period in 2015.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month periods ended June 30, 2016 and 2015).

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

Our GAAP net interest margin decreased from 5.00% for the three-month period ended June 30, 2015 to 4.83% for the three-month period ended June 30, 2016. The yield on loans was 5.81% and 6.01% for the three months ended June 30, 2016 and 2015, respectively. For both the three months ended June 30, 2016 and 2015, we recognized $11.0 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was, relatively flat at 4.24% and 4.27% for the three months ended June 30, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.09% and 5.07% for the three months ended June 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.46 billion we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our GAAP net interest margin decreased from 4.97% for the six-month period ended June 30, 2015 to 4.82% for the six-month period ended June 30, 2016. For the six months ended June 30, 2016 and 2015, we recognized $21.7 million and $21.3 million, respectively in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.23% for the six months ended June 30, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.08% and 5.06% for the six months ended June 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.56 billion we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Net interest income on a fully taxable equivalent basis increased $15.7 million, or 18.0%, to $103.0 million for the three-month period ended June 30, 2016, from $87.3 million for the same period in 2015. This increase in net interest income for the three-month period ended June 30, 2016 was the result of an $18.3 million increase in interest income offset by a $2.6 million increase in interest expense. The $18.3 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $21.7 million. The lower yield on our loans resulted in an approximately $3.4 million decrease in interest income. The $2.6 million increase in interest expense for the three-month period ended June 30, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $1.7 million. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in an approximately $928,000 increase in interest expense.

Net interest income on a fully taxable equivalent basis increased $34.8 million, or 20.7%, to $203.0 million for the six-month period ended June 30, 2016, from $168.3 million for the same period in 2015. This increase in net interest income for the six-month period ended June 30, 2016 was the result of a $39.8 million increase in interest income offset by a $5.0 million increase in interest expense. The $39.8 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $46.3 million. The lower yield on our loans resulted in an approximately $6.5 million decrease in interest income. The $5.0 million increase in interest expense for the six-month period ended June 30, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $3.5 million. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in approximately $1.5 million increase in interest expense.

Net interest margin, on a fully taxable equivalent basis, was 4.83% and 4.82% for the three and six months ended June 30, 2016, respectively, compared to 5.00% and 4.97% for the same period in 2015.

Additional information and analysis for our net interest margin can be found in Tables 23 through 25 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 5 and 6 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2016 and 2015, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2016, compared to the same periods in 2015.

Table 5: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest income	$108,490	$90,311	$213,774	$174,192
Fully taxable equivalent adjustment	1,974	1,879	3,947	3,734

Interest income – fully taxable equivalent	110,464	92,190	217,721	177,926
Interest expense	7,449	4,862	14,676	9,672

Net interest income – fully taxable equivalent	$103,015	$87,328	$203,045	$168,254

Yield on earning assets – fully taxable equivalent	5.17%	5.28%	5.17%	5.26%
Cost of interest-bearing liabilities	0.45	0.36	0.45	0.36
Net interest spread – fully taxable equivalent	4.72	4.92	4.72	4.90
Net interest margin – fully taxable equivalent	4.83	5.00	4.82	4.97

Table 6: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30, 2016 vs. 2015	Six Months Ended June 30, 2016 vs. 2015
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$21,688	$46,268
Increase (decrease) in interest income due to change in earning asset yields	(3,414)	(6,473)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(1,659)	(3,498)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(928)	(1,506)

Increase (decrease) in net interest income	$15,687	$34,791

Table 7 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2016 and 2015, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$112,537	$106	0.38%	$84,443	$44	0.21%
Federal funds sold	1,509	1	0.27	4,355	3	0.28
Investment securities – taxable	1,170,091	5,145	1.77	1,082,113	5,130	1.90
Investment securities – non-taxable	332,091	4,611	5.58	327,088	4,543	5.57
Loans receivable	6,969,727	100,601	5.81	5,507,405	82,470	6.01

Total interest-earning assets	8,585,955	$110,464	5.17	7,005,404	$92,190	5.28

Non-earning assets	976,669			895,317

Total assets	$9,562,624			$7,900,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,677,650	$2,141	0.23%	$3,149,490	$1,576	0.20%
Time deposits	1,393,023	1,713	0.49	1,418,803	1,735	0.49

Total interest-bearing deposits	5,070,673	3,854	0.31	4,568,293	3,311	0.29

Federal funds purchased	330	1	1.22	213	1	1.88
Securities sold under agreement to repurchase	115,849	134	0.47	168,314	163	0.39
FHLB and other borrowed funds	1,402,465	3,074	0.88	677,108	1,053	0.62
Subordinated debentures	60,826	386	2.55	60,826	334	2.20

Total interest-bearing liabilities	6,650,143	7,449	0.45	5,474,754	4,862	0.36

Non-interest bearing liabilities
Non-interest bearing deposits	1,611,282			1,344,580
Other liabilities	61,119			33,622

Total liabilities	8,322,544			6,852,956
Stockholders’ equity	1,240,080			1,047,765

Total liabilities and stockholders’ equity	$9,562,624			$7,900,721

Net interest spread			4.72%			4.92%
Net interest income and margin		$103,015	4.83%		$87,328	5.00%

Table 7: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2016			2015
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$110,842	$208	0.38%	$117,883	$135	0.23%
Federal funds sold	2,279	5	0.44	9,792	11	0.23
Investment securities – taxable	1,173,843	10,595	1.82	1,081,864	10,673	1.99
Investment securities – non-taxable	335,539	9,209	5.52	327,534	9,047	5.57
Loans receivable	6,849,394	197,704	5.80	5,289,205	158,060	6.03

Total interest-earning assets	8,471,897	217,721	5.17	6,826,278	$177,926	5.26

Non-earning assets	974,726			895,978

Total assets	$9,446,623			$7,722,256

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,635,782	$4,159	0.23%	$3,095,483	$3,050	0.20%
Time deposits	1,393,307	3,329	0.48	1,377,623	3,519	0.52

Total interest-bearing deposits	5,029,089	7,488	0.30	4,473,106	6,569	0.30

Federal funds purchased	470	2	0.86	666	2	0.61
Securities sold under agreement to repurchase	122,373	279	0.46	173,906	335	0.39
FHLB and other borrowed funds	1,385,461	6,144	0.89	658,284	2,103	0.64
Subordinated debentures	60,826	763	2.52	60,826	663	2.20

Total interest-bearing liabilities	6,598,219	14,676	0.45	5,366,788	9,672	0.36

Non-interest bearing liabilities
Non-interest bearing deposits	1,562,725			1,286,275
Other liabilities	60,505			33,502

Total liabilities	8,221,449			6,686,565
Stockholders’ equity	1,225,174			1,035,691

Total liabilities and stockholders’ equity	$9,446,623			$7,722,256

Net interest spread			4.72%			4.90%
Net interest income and margin		$203,045	4.82%		$168,254	4.97%

Table 8 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2016 compared to the same periods in 2015, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 8: Volume/Rate Analysis

	Three Months Ended June 30, 2016 over 2015			Six Months Ended June 30, 2016 over 2015
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$18	$44	$62	$(8)	$81	$73
Federal funds sold	(2)	—	(2)	(12)	6	(6)
Investment securities – taxable	401	(386)	15	869	(947)	(78)
Investment securities – non-taxable	69	(1)	68	220	(58)	162
Loans receivable	21,202	(3,071)	18,131	45,199	(5,555)	39,644

Total interest income	21,688	(3,414)	18,274	46,268	(6,473)	39,795

Interest expense:
Interest-bearing transaction and savings deposits	286	279	565	577	532	1,109
Time deposits	(32)	10	(22)	40	(230)	(190)
Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	(57)	28	(29)	(110)	54	(56)
FHLB borrowed funds	1,462	559	2,021	2,991	1,050	4,041
Subordinated debentures	—	52	52	—	100	100

Total interest expense	1,659	928	2,587	3,498	1,506	5,004

Increase (decrease) in net interest income	$20,029	$(4,342)	$15,687	$42,770	$(7,979)	$34,791

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

There was zero and $80,000 of provision for covered loans for the three months ended June 30, 2016 and 2015, respectively. There was zero and $1.0 million of provision for covered loans for the six months ended June 30, 2016 and 2015, respectively. The provision for loan losses for 2015 is a result of the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans which noted a slight decline in asset quality in several of our covered loan pools.

There was $5.7 million and $11.4 million of provision for non-covered loans for the three and six months ended June 30, 2016 and 2015, respectively. There was $5.3 million and $8.2 million of provision for non-covered loans for the three and six months ended June 30, 2015, respectively.

We experienced a $391,000 increase in the provision for loan losses for non-covered loans during the second quarter of 2016 versus the second quarter of 2015. This $391,000 increase is primarily a result of additional provisioning from higher net charge-offs offset by lower organic loan growth versus the second quarter of 2015.

We experienced a $3.2 million increase in the provision for loan losses for non-covered loans during the first six months of 2016 versus the first six months of 2015. This $3.2 million increase is primarily a result of additional provisioning from higher net charge-offs and higher organic loan growth versus the first six months of 2015.

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

Non-Interest Income

Total non-interest income was $21.8 million and $41.2 million for the three and six-month periods ended June 30, 2016, compared to $17.0 million and $31.7 million for the same periods in 2015, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 9 measures the various components of our non-interest income for the three and six-month periods ended June 30, 2016 and 2015, respectively, as well as changes for the three and six-month periods ended June 30, 2016 compared to the same period in 2015.

Table 9: Non-Interest Income

	Three Months Ended June 30,		2016 Change from 2015		Six Months Ended June 30,		2016 Change from 2015
	2016	2015			2016	2015
	(Dollars in thousands)
Service charges on deposit accounts	$6,151	$6,056	$95	1.6%	$12,080	$11,474	$606	5.3%
Other service charges and fees	7,968	6,499	1,469	22.6	15,085	12,715	2,370	18.6
Trust fees	359	1,186	(827)	(69.7)	763	1,618	(855)	(52.8)
Mortgage lending income	3,481	2,955	526	17.8	6,344	4,887	1,457	29.8
Insurance commissions	617	640	(23)	(3.6)	1,274	1,207	67	5.6
Income from title services	3	36	(33)	(91.7)	7	70	(63)	(90.0)
Increase in cash value of life insurance	353	295	58	19.7	748	603	145	24.0
Dividends from FHLB, FRB, Bankers’ bank & other	719	419	300	71.6	1,339	834	505	60.6
Gain on acquisitions	—	—	—	0.0	—	1,635	(1,635)	-100.0
Gain on sale of SBA loans	79	—	79	100.0	79	—	79	100.0
Gain (loss) on sale of branches, equipment and other assets, net	840	21	819	3,900.0	787	29	758	2,613.8
Gain (loss) on OREO, net	(941)	(263)	(678)	257.8	(845)	230	(1,075)	(467.4)
Gain (loss) on securities, net	15	—	15	100.0	25	4	21	525.0
FDIC indemnification accretion/(amortization), net	(410)	(2,202)	1,792	(81.4)	(772)	(6,158)	5,386	(87.5)
Other income	2,538	1,385	1,153	83.2	4,295	2,549	1,746	68.5

Total non-interest income	$21,772	$17,027	$4,745	27.9%	$41,209	$31,697	$9,512	30.0%

Non-interest income increased $4.7 million, or 27.9%, to $21.8 million for the three-month period ended June 30, 2016 from $17.0 million for the same period in 2015. Non-interest income increased $9.5 million, or 30.0%, to $41.2 million for the six-month period ended June 30, 2016 from $31.7 million for the same period in 2015. Non-interest income excluding gain on acquisitions increased $11.1 million, or 37.1%, to $41.2 million for the six months ended June 30, 2016 from $30.1 million for the same period in 2015.

Excluding gain on acquisitions, the primary factors that resulted in this increase were improvements related to service charges on deposits, other service charges and fees, mortgage lending, gain (loss) on sale of branches, equipment and other assets, amortization on our FDIC indemnification asset and other income offset by a decrease in trust fees and net changes in OREO gains and losses.

Additional details for the three months ended June 30, 2016 on some of the more significant changes are as follows:

•	The $1.5 million increase in other service charges and fees is primarily from our 2015 acquisitions plus additional loan payoff fees generated by Centennial CFG.

•	The $827,000 decrease in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $526,000 increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $300,000 increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in the FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $819,000 increase in gain (loss) on sale of branches, equipment and other assets, net, is primarily associated with a gain on the sale of our Clermont, Florida branch location and a gain on the sale of a piece of software for $738,000 and $102,000, respectively, during the second quarter of 2016.

•	The $678,000 decrease in gain (loss) on OREO is primarily related to the revaluation of seven OREO properties during the second quarter of 2016.

•	The $1.8 million decrease in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference the “Credit Improvement in Purchased Credit Impaired Loan Pools” section in the Management’s Discussion and Analysis.

•	Other income for the second quarter of 2016 includes loan recoveries of $241,000 on our FDIC covered transactions and $925,000 on other historical losses.

Additional details for the six months ended June 30, 2016 on some of the more significant changes are as follows:

•	The $606,000 increase in service charges on deposit accounts primarily results from an increase in overdraft fees from additional volume from our 2015 acquisitions.

•	The $2.4 million increase in other service charges and fees is primarily from our 2015 acquisition plus additional loan payoff fees generated by Centennial CFG.

•	The $855,000 decrease in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $1.5 million increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $505,000 increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in the FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $758,000 increase in gain (loss) on sale of branches, equipment and other assets, net is primarily associated with a gain on the sale of our Clermont, Florida branch location and a gain on the sale of a piece of software for $738,000 and $102,000, respectively, during the second quarter of 2016 offset by a $55,000 loss on sale of a vacant property from closed branches during the first quarter of 2016.

•	The $1.1 million decrease in gain (loss) on OREO is primarily related to the revaluation of seven OREO properties during the second quarter of 2016 versus realizing a gain on sale from an OREO properties acquired during our historical acquisitions in the first quarter of 2015.

•	The $5.4 million decrease in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus a lack of recent additional credit improvements in the covered loan portfolio which has not created additional FDIC indemnification asset amortization. For further discussion and analysis, reference the “Credit Improvement in Purchased Credit Impaired Loan Pools” section in the Management’s Discussion and Analysis.

•	Other income includes loan recoveries of $591,000 on our FDIC covered transactions, $244,000 on other purchased loans and $925,000 on other historical losses.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 10 below sets forth a summary of non-interest expense for the three and six-month periods ended June 30, 2016 and 2015, as well as changes for the three and six-month periods ended June 30, 2016 compared to the same periods in 2015.

Table 10: Non-Interest Expense

	Three Months Ended June 30,		2016 Change from 2015		Six Months Ended June 30,		2016 Change from 2015
	2016	2015			2016	2015
	(Dollars in thousands)
Salaries and employee benefits	$25,437	$22,056	$3,381	15.3%	$49,395	$41,446	$7,949	19.2%
Occupancy and equipment	6,509	6,678	(169)	(2.5)	13,180	12,727	453	3.6
Data processing expense	2,766	3,063	(297)	(9.7)	5,430	5,482	(52)	(0.9)
Other operating expenses:
Advertising	733	657	76	11.6	1,556	1,436	120	8.4
Merger and acquisition expenses	—	—	—		—	1,417	(1,417)	(100.0)
Amortization of intangibles	763	1,100	(337)	(30.6)	1,608	2,229	(621)	(27.9)
Electronic banking expense	1,237	1,299	(62)	(4.8)	2,693	2,531	162	6.4
Directors’ fees	289	281	8	2.8	564	576	(12)	(2.1)
Due from bank service charges	337	286	51	17.8	642	501	141	28.1
FDIC and state assessment	1,446	1,172	274	23.4	2,892	2,568	324	12.6
Insurance	544	617	(73)	(11.8)	1,077	1,283	(206)	(16.1)
Legal and accounting	658	706	(48)	(6.8)	1,181	1,153	28	2.4
Other professional fees	1,044	560	484	86.4	1,969	1,048	921	87.9
Operating supplies	419	509	(90)	(17.7)	855	943	(88)	(9.3)
Postage	260	295	(35)	(11.9)	546	604	(58)	(9.6)
Telephone	455	470	(15)	(3.2)	942	974	(32)	(3.3)
Other expense	4,690	3,501	1,189	34.0	8,705	7,045	1,660	23.6

Total non-interest expense	$47,587	$43,250	$4,337	10.0%	$93,235	$83,963	$9,272	11.0%

Non-interest expense for the three months ended June 30, 2016 was $47.6 million compared to $43.3 million for the three months ended June 30, 2015. Non-interest expense for the six months ended June 30, 2016 was $93.2 million compared to $84.0 million for the six months ended June 30, 2015. Non-interest expense, excluding merger expenses, was $93.2 million for the six months ended June 30, 2016 compared to $82.5 million for the same period in 2015.

The change in non-interest expense for 2016 when compared to 2015 is primarily related to the completion of our 2015 acquisitions, the opening of the Centennial CFG loan production office during the second quarter of 2015, write-downs on vacant properties from closed branches and the normal increased cost of doing business.

The Centennial CFG loan production office incurred $3.8 million and $6.8 million of non-interest expense during the three and six months ended June 30, 2016, respectively, compared to $2.3 million of non-interest expense during the three and six months ended June 30, 2015. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During the second quarter and first six months of 2016, the Company had write-downs on vacant property from closed branches of approximately $1.2 million and $1.9 million, respectively. These write-downs are included in other expense.

Income Taxes

The income tax expense increased $6.1 million, or 30.5%, to $26.0 million for the three-month period ended June 30, 2016, from $19.9 million for the same period in 2015. The income tax expense increased $12.7 million, or 33.5%, to $50.8 million for the six-month period ended June 30, 2016, from $38.1 million for the same period ended in 2015. The effective income tax rate was 37.43% and 37.41% for the three and six-month periods ended June 30, 2016, compared to 37.03% and 36.92% for the same periods in 2015. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended June 30, 2016 and December 31, 2015

Our total assets as of June 30, 2016 increased $293.0 million to $9.58 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio not covered by loss share increased $385.3 million to $6.96 billion as of June 30, 2016, from $6.58 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Our loan portfolio covered by loss share decreased $4.7 million to $57.4 million as of June 30, 2016, from $62.2 million as of December 31, 2015. This decrease is primarily associated with normal pay-downs and payoffs. Stockholders’ equity increased $65.2 million to $1.26 billion as of June 30, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first six months of 2016 was 10.9%. The increase in stockholders’ equity is primarily associated with the $62.1 million increase in retained earnings.

Loan Portfolio

Loans Receivable Not Covered by Loss Share

Our non-covered loan portfolio averaged $6.91 billion and $5.34 billion during the three-month periods ended June 30, 2016 and 2015, respectively. Our non-covered loan portfolio averaged $6.79 billion and $5.10 billion during the six-month periods ended June 30, 2016 and 2015, respectively. Non-covered loans were $6.96 billion as of June 30, 2016 compared to $6.58 billion as of December 31, 2015, which is a $385.3 million, or 11.8%, annualized increase.

On February 27, 2015, we acquired $37.9 million of loans after $4.3 million of loan discounts from Doral Florida. On April 1, 2015, we acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. On October 1, 2015, we acquired $408.3 million of loans after $14.1 million of loan discounts from FBBI. All of these acquired loans are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30.

We produced approximately $385.3 million of organic non-covered loan growth since December 31, 2015, of which $175.6 million is associated with Centennial CFG with the remaining $209.7 million being associated with loan originations in the legacy footprint. Centennial CFG had total loans of $891.3 million at June 30, 2016.

During 2015, the five-year loss share coverage on the commercial real estate and commercial and industrial loans acquired through the FDIC-assisted acquisitions of Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State concluded. As a result, $145.2 million of these loans including their associated discounts previously classified as covered loans migrated to non-covered loans status during 2015.

The most significant components of the non-covered loan portfolio were commercial real estate, residential real estate, consumer, commercial and industrial and agricultural loans. These non-covered loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, and are generally secured by residential or commercial real estate or business or personal property within our market areas of Arkansas, Florida, Alabama and New York. Non-covered loans were approximately $3.54 billion, $2.28 billion, $248.8 million and $891.3 million as of June 30, 2016 in Arkansas, Florida, Alabama and New York, respectively.

As of June 30, 2016, we had $430.9 million of construction land development loans which were collateralized by land. This consisted of $248.7 million for raw land and $182.2 million for land with commercial and or residential lots.

Table 11 presents our loan balances not covered by loss share by category as of the June 30, 2016 and December 31, 2015.

Table 11: Loan Portfolio Not Covered by Loss Share

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,883,970	$2,968,147
Construction/land development	1,066,844	943,095
Agricultural	78,535	75,027
Residential real estate loans:
Residential 1-4 family	1,207,756	1,130,714
Multifamily residential	394,980	429,872

Total real estate	5,632,085	5,546,855
Consumer	48,933	52,258
Commercial and industrial	1,130,372	850,357
Agricultural	69,666	67,109
Other	83,660	62,822

Loans receivable not covered by loss share	$6,964,716	$6,579,401

As of acquisition date, we evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the 2013 acquisition of Liberty Bancshares (“Liberty”) in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of June 30, 2016, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $696.4 million ($709.8 million gross loans less $13.4 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, we evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of June 30, 2016, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $62.6 million ($86.7 million gross loans less $24.1 million discount). These purchased non-covered loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

As of June 30, 2016, non-covered commercial real estate loans totaled $4.03 billion, or 57.9% of our non-covered loan portfolio, as compared to $3.99 billion, or 60.6% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered commercial real estate loans were $1.98 billion, $1.46 billion, $133.8 million and $455.7 million at June 30, 2016, respectively.

Non-Covered Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 35.5% and 42.9% of our non-covered residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2016. Non-covered residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of June 30, 2016, non-covered residential real estate loans totaled $1.60 billion, or 23.0%, of our non-covered loan portfolio, compared to $1.56 billion, or 23.7% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered residential real estate loans were $908.3 million, $566.9 million, $82.6 million and $45.0 million at June 30, 2016, respectively.

Non-Covered Consumer Loans. Our non-covered consumer loan portfolio is composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2016, our non-covered consumer loan portfolio totaled $48.9 million, or 0.7% of our total non-covered loan portfolio, compared to the $52.3 million, or 0.8% of our non-covered loan portfolio as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered consumer loans were $27.8 million, $20.2 million, $1.0 million and zero at June 30, 2016, respectively.

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

As of June 30, 2016, non-covered commercial and industrial loans outstanding totaled $1.13 billion, or 16.2% of our non-covered loan portfolio, which is comparable to $850.4 million, or 12.9% of our non-covered loan portfolio, as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered commercial and industrial loans were $509.0 million, $201.0 million, $29.7 million and $390.6 million at June 30, 2016, respectively.

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

As of June 30, 2016, our non-covered agricultural loan portfolio totaled $69.7 million, or 1.0% of our total non-covered loan portfolio, compared to the $67.1 million, or 1.0% of our non-covered loan portfolio as of December 31, 2015. Our Arkansas, Florida, Alabama and Centennial CFG franchises non-covered agricultural loans were $52.1 million, $17.6 million, zero and zero at June 30, 2016, respectively.

Total Loans Receivable

Table 12 presents total loans receivable by category.

Table 12: Total Loans Receivable

As of June 30, 2016

	Loans Receivable Not Covered by Loss Share	Loans Receivable Covered by FDIC Loss Share	Total Loans Receivable
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,883,970	$192	$2,884,162
Construction/land development	1,066,844	1,700	1,068,544
Agricultural	78,535	—	78,535
Residential real estate loans
Residential 1-4 family	1,207,756	54,660	1,262,416
Multifamily residential	394,980	372	395,352

Total real estate	5,632,085	56,924	5,689,009
Consumer	48,933	—	48,933
Commercial and industrial	1,130,372	404	1,130,776
Agricultural	69,666	—	69,666
Other	83,660	112	83,772

Total	$6,964,716	$57,440	$7,022,156

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

We have non-covered loans acquired with deteriorated credit quality in our June 30, 2016 financial statements as a result of our historical acquisitions plus the migration of loans covered by FDIC loss share to loans not covered by loss share status. The credit metrics most heavily impacted by our acquisitions of acquired non-covered loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 13 sets forth information with respect to our non-performing non-covered assets as of June 30, 2016 and December 31, 2015. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 13: Non-performing Assets Not Covered by Loss Share

	As of June 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Non-accrual non-covered loans	$36,660	$36,374
Non-covered loans past due 90 days or more (principal or interest payments)	19,302	23,845

Total non-performing non-covered loans	55,962	60,219

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	17,573	18,526
Other non-performing non-covered assets	—	38

Total other non-performing non-covered assets	17,573	18,564

Total non-performing non-covered assets	$73,535	$78,783

Allowance for loan losses for non-covered loans to non-performing non-covered loans	128.33%	110.66%
Non-performing non-covered loans to total non-covered loans	0.80	0.92
Non-performing non-covered assets to total non-covered assets	0.77	0.85

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

Total non-performing non-covered loans were $56.0 million as of June 30, 2016, compared to $60.2 million as of December 31, 2015 for a decrease of $4.2 million. Of the $4.2 million decrease in non-performing loans, $1.0 is from a decrease in non-performing loans in our Arkansas market, $3.5 million from a decrease in non-performing loans in our Florida market offset by a $265,000 increase in non-performing loans in our Alabama market. Non-performing loans at June 30, 2016 are $27.3 million, $28.3 million, $397,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing non-covered loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2016, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2016. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing non-covered loans. As of June 30, 2016, we had $16.0 million of non-covered restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 16. Our Florida market contains $14.1 million and our Arkansas market contains $1.9 million of these non-covered restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2016, the amount of TDRs was $17.5 million, a decrease of 4.1% from $18.2 million at December 31, 2015. As of June 30, 2016 and December 31, 2015, 91.4% and 81.2%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale not covered by loss share were $17.6 million as of June 30, 2016, compared to $18.5 million as of December 31, 2015 for a decrease of $953,000. The foreclosed assets held for sale not covered by loss share as of June 30, 2016 are comprised of $13.4 million of assets located in Arkansas, $3.6 million of assets located in Florida, $601,000 located in Alabama and zero from Centennial CFG.

During the first six months of 2016, we had two non-covered foreclosed properties with a carrying value greater than $1.0 million. One of these properties is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at June 30, 2016. The remaining property is a 1-4 family residential property in Central Arkansas and holds a carrying value of $1.0 million at June 30, 2016. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2016, no other foreclosed assets held for sale not covered by loss share have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of June 30, 2016 and December 31, 2015.

Table 14: Total Foreclosed Assets Held For Sale

	As of June 30, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$10,369	$—	$10,369	$9,787	$—	$9,787
Construction/land development	4,494	—	4,494	5,286	—	5,286
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,568	205	2,773	3,233	614	3,847
Multifamily residential	142	—	142	220	—	220

Total foreclosed assets held for sale	$17,573	$205	$17,778	$18,526	$614	$19,140

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2016, average non-covered impaired loans were $88.9 million compared to $88.1 million as of December 31, 2015. As of June 30, 2016, non-covered impaired loans were $85.8 million compared to $91.6 million as of December 31, 2015, for a decrease of $5.8 million. This decrease is primarily associated with the decrease in loan balances with a specific allocation combined with a decrease in the level of loans categorized as TDRs. As of June 30, 2016, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $35.7 million, $49.7 million, $397,000 and zero of the non-covered impaired loans, respectively.

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

As of June 30, 2016 and December 31, 2015, there was not a material amount of non-covered loans acquired with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary of non-accrual loans as of June 30, 2016 and December 31, 2015:

Table 15: Total Non-Accrual Loans

	As of June 30, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,690	$—	$9,690	$15,811	$—	$15,811
Construction/land development	4,302	—	4,302	2,952	—	2,952
Agricultural	373	—	373	531	—	531
Residential real estate loans
Residential 1-4 family	14,767	—	14,767	12,574	—	12,574
Multifamily residential	1,303	—	1,303	870	—	870

Total real estate	30,435	—	30,435	32,738	—	32,738
Consumer	173	—	173	239	—	239
Commercial and industrial	4,951	—	4,951	2,363	—	2,363
Agricultural	708	—	708	—	—	—
Other	393	—	393	1,034	—	1,034

Total non-accrual loans	$36,660	$—	$36,660	$36,374	$—	$36,374

If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $506,000 and $403,000 for the three-month periods ended June 30, 2016 and 2015, respectively, would have been recorded. If the non-covered non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.1 million and $803,000 for the six-month periods ended June 30, 2016 and 2015, respectively, would have been recorded. The interest income recognized on the non-covered non-accrual loans for the three and six-month periods ended June 30, 2016 and 2015 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of June 30, 2016 and December 31, 2015:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of June 30, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,467	$—	$8,467	$9,247	$—	$9,247
Construction/land development	3,686	4	3,690	4,176	—	4,176
Agricultural	30	—	30	30	—	30
Residential real estate loans
Residential 1-4 family	3,080	3,692	6,772	3,915	3,292	7,207
Multifamily residential	1	—	1	1	—	1

Total real estate	15,264	3,696	18,960	17,369	3,292	20,661
Consumer	51	—	51	46	—	46
Commercial and industrial	3,978	—	3,978	6,430	—	6,430
Agricultural	9	—	9	—	—	—
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$19,302	$3,696	$22,998	$23,845	$3,292	$27,137

Our total covered loans accruing past due 90 days or more and non-accrual covered loans to total covered loans was 6.4% and 5.3% as of June 30, 2016 and December 31, 2015, respectively.

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

Loans Collectively Evaluated for Impairment. Non-covered loans collectively evaluated for impairment increased by approximately $297.3 million from $6.28 billion at December 31, 2015 to $6.58 billion at June 30, 2016. The percentage of the allowance for loan losses for non-covered loans allocated to non-covered loans collectively evaluated for impairment to the total non-covered loans collectively evaluated for impairment increased from 0.99% at December 31, 2015 to 1.05% at June 30, 2016. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total non-covered charge-offs increased to $4.4 million and $8.2 million for the three and six months ended June 30, 2016, compared to $3.3 million and $6.5 million for the same periods in 2015. Total non-covered recoveries decreased to $709,000 and increased to $2.1 million for the three and six months ended June 30, 2016, compared to $1.2 million and $1.7 million for the same periods in 2015. For the three months ended June 30, 2016, net charge-offs were $2.8 million for Arkansas, net charge-offs were $847,000 for Florida, and net charge-offs were zero for Alabama and Centennial CFG, equaling a net charge-off position of $3.7 million. For the six months ended June 30, 2016, net charge-offs were $6.0 million for Arkansas, net charge-offs were $198,000 for Florida, net charge-offs were $21,000 for Alabama, and net charge-offs were zero for Centennial CFG, equaling a net charge-off position of $6.2 million.

During the first six months of 2016, there were $8.2 million in non-covered charge-offs and $2.1 million in non-covered recoveries. While these charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the three and six-month periods ended June 30, 2016 and 2015.

Table 17: Analysis of Allowance for Loan Losses for Non-Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$69,780	$52,731	$66,636	$52,471
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	667	854	1,824	1,656
Construction/land development	66	394	107	477
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	997	1,088	2,276	1,952
Multifamily residential	—	—	30	—

Total real estate	1,730	2,336	4,237	4,085
Consumer	77	18	108	106
Commercial and industrial	2,153	590	3,036	1,419
Agricultural	—	—	—	—
Other	407	395	862	879

Total loans charged off	4,367	3,339	8,243	6,489

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	190	700	228	701
Construction/land development	14	8	33	66
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	205	92	664	249
Multifamily residential	7	—	14	—

Total real estate	416	800	939	1,016
Consumer	16	22	36	40
Commercial and industrial	85	205	614	236
Agricultural	—	—	—	—
Other	192	157	463	433

Total recoveries	709	1,184	2,052	1,725

Net loans charged off (recovered)	3,658	2,155	6,191	4,764
Provision for loan losses for non-covered loans	5,692	5,301	11,369	8,170

Balance, June 30	$71,814	$55,877	$71,814	$55,877

Net charge-offs (recoveries) on loans not covered by loss share to average non-covered loans	0.21%	0.16%	0.18%	0.19%
Allowance for loan losses for non-covered loans to total non-covered loans(1)	1.03	1.02	1.03	1.02
Allowance for loan losses for non-covered loans to net charge-offs (recoveries)	488	646	577	582

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended June 30, 2016 and the year ended December 31, 2015 in the allocation of the allowance for loan losses for non-covered loans for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 18 presents the allocation of allowance for loan losses for non-covered loans as of June 30, 2016 and December 31, 2015.

Table 18: Allocation of Allowance for Loan Losses for Non-Covered Loans

	As of June 30, 2016		As of December 31, 2015
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$24,232	41.5%	$26,326	45.1%
Construction/land development	12,301	15.3	10,656	14.4
Agricultural	514	1.1	468	1.1
Residential real estate loans:
Residential 1-4 family	11,574	17.3	10,147	17.2
Multifamily residential	1,765	5.7	2,241	6.5

Total real estate	50,386	80.9	49,838	84.3
Consumer	463	0.7	544	0.8
Commercial and industrial	13,721	16.2	9,305	12.9
Agricultural	4,914	1.0	4,463	1.0
Other	—	1.2	—	1.0
Unallocated	2,330	—	2,486	—

Total	$71,814	100.0%	$66,636	100.0%

(1)	Percentage of loans in each category to loans receivable not covered by loss share.

Allowance for Loan Losses for Covered Loans

Allowance for loan losses for covered loans were $2.5 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively.

Total charge-offs for covered loans were zero for the three months ended June 30, 2016 and 2015. Total recoveries for covered loans decreased to $1,000 for the three months ended June 30, 2016, compared to $186,000 for the same period in 2015. There was zero and $80,000 provision for loan losses taken on covered loans during the three months ended June 30, 2016 and 2015, respectively.

Total charge-offs for covered loans decreased to $71,000 for the six months ended June 30, 2016, compared to $772,000 for the same period in 2015. Total recoveries for covered loans decreased to $10,000 for the six months ended June 30, 2016, compared to $451,000 for the same period in 2015. There was zero and $998,000 provision for loan losses taken on covered loans during the six months ended June 30, 2016 and 2015, respectively.

Table 19 shows the allowance for loan losses, charge-offs and recoveries for covered loans as of and for the three and six-month periods ended June 30, 2016 and 2015.

Table 19: Analysis of Allowance for Loan Losses for Covered Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of year	$2,526	$3,795	$2,588	$2,540
Loans charged off	—	—	71	772
Recoveries of loans previously charged off	1	186	10	451

Net loans charged off (recovered)	(1)	(186)	61	(321)
Provision for loan losses forecasted outside of loss share	—	—	—	(294)
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	400	—	2,456
Change attributable to FDIC loss share agreements	—	(320)	—	(1,164)

Net provision for loan losses for covered loans	—	80	—	998
Reclass of provision for loan losses attributable to FDIC loss share agreements	—	—	—	—
Increase (decrease) in FDIC indemnification asset	—	320	—	1,164

Balance, June 30	$2,527	$4,381	$2,527	$4,381

Investments and Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.1 years as of June 30, 2016.

As of June 30, 2016 and December 31, 2015 we had $287.7 million and $309.0 million of held-to-maturity securities, respectively. Of the $287.7 million of held-to-maturity securities, $7.0 million were invested in U.S. Government-sponsored enterprises, $124.0 million were invested in mortgage-backed securities and $156.7 million were invested in state and political subdivisions as of June 30, 2016. Of the $309.0 million of held-to-maturity securities, $7.4 million were invested in U.S. Government-sponsored enterprises, $134.2 million were invested in mortgage-backed securities and $167.5 million were invested in state and political subdivisions as of December 31, 2015.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.22 billion and $1.21 billion as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, $641.6 million, or 52.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $565.3 million, or 46.9%, of our available-for-sale securities as of December 31, 2015. To reduce our income tax burden, $218.1 million, or 17.8%, of our available-for-sale securities portfolio as of June 30, 2016, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $219.1 million, or 18.2%, of our available-for-sale securities as of December 31, 2015. Also, we had approximately $311.8 million, or 25.5%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2016, compared to $368.5 million, or 30.5%, of our available-for-sale securities as of December 31, 2015.

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

Deposits

Our deposits averaged $6.68 billion and $6.59 billion for the three and six-month periods ended June 30, 2016. Total deposits as of June 30, 2016 were $6.71 billion, for an annualized increase of 8.6% from December 31, 2015. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 20 reflects the classification of the brokered deposits as of June 30, 2016 and December 31, 2015.

Table 20: Brokered Deposits

	June 30, 2016	December 31, 2015
	(In thousands)
Time Deposits	$70,028	$55,149
CDARS	34,338	26,920
Insured Cash Sweep and Other Transaction Accounts	226,861	117,185

Total Brokered Deposits	$331,227	$199,254

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

Table 21 reflects the classification of the average deposits and the average rate paid on each deposit category, which is in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2016 and 2015.

Table 21: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,611,282	—%	$1,344,580	—%
Interest-bearing transaction accounts	3,214,571	0.26	2,732,292	0.22
Savings deposits	463,078	0.06	417,198	0.06
Time deposits:
$100,000 or more	882,896	0.55	808,688	0.53
Other time deposits	510,127	0.39	610,115	0.44

Total	$6,681,955	0.23%	$5,912,873	0.22%

	Six Months Ended June 30,
	2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,562,725	—%	$1,286,275	—%
Interest-bearing transaction accounts	3,180,921	0.25	2,685,063	0.22
Savings deposits	454,861	0.06	410,420	0.06
Time deposits:
$100,000 or more	871,893	0.53	736,323	0.60
Other time deposits	521,414	0.40	641,300	0.42

Total	$6,591,814	0.23%	$5,759,381	0.23%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $17.3 million, or 13.5%, from $128.4 million as of December 31, 2015 to $111.1 million as of June 30, 2016.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.38 billion and $1.41 billion at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, $1.35 billion and $1.41 billion, respectively, of the outstanding balance were issued as long-term advances. Our remaining FHLB borrowing capacity was $808.4 million and $581.9 million as of June 30, 2016 and December 31, 2015, respectively. We received additional borrowing capacity during the first quarter of 2016 as a result of our first quarter of 2016 organic loan growth. Maturities of borrowings as of June 30, 2016 include: 2016 – $40.8 million; 2017 – $585.5 million; 2018 – $459.3 million; 2019 – $143.1 million; 2020 – $146.4 million; after 2020 – $474,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of June 30, 2016 and December 31, 2015.

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

Stockholders’ Equity

Stockholders’ equity was $1.26 billion at June 30, 2016 compared to $1.20 billion at December 31, 2015, an annualized increase of 10.9%. The increase in stockholders’ equity is primarily associated with the $62.1 million increase in retained earnings plus the $6.8 million of comprehensive income offset by the $4.4 million of decrease in capital surplus as a result of the $8.8 million repurchase of common stock net of activity related to stock based compensation during the quarter. As of June 30, 2016 and December 31, 2015, our equity to asset ratio was 13.2% and 12.9%, respectively. Book value per share was $9.01 as of June 30, 2016, compared to $8.55 (split adjusted) as of December 31, 2015, a 10.8% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.0875 per share (split adjusted) and $0.0625 per share (split adjusted) for each of the three-month periods ended June 30, 2016 and 2015, respectively. The common stock dividend payout ratio for the three months ended June 30, 2016 and 2015 was 28.23% and 24.92%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2016 and 2015 was 26.87% and 25.98%, respectively. For the third quarter of 2016, the Board of Directors declared a regular $0.09 per share quarterly cash dividend payable August 31, 2016, to shareholders of record August 10, 2016.

Two-for-One Stock Split. On April 21, 2016, our Board of Directors declared a two-for-one stock split paid in the form of a 100% stock dividend on June 8, 2016 to shareholders of record at the close of business on May 18, 2016. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 9, 2016. The stock split increased the Company’s total shares of common stock outstanding as of June 8, 2016 from 70,191,253 shares to 140,382,506 shares (split adjusted).

All previously reported share and per share amounts have been restated to reflect the retroactive effect of the stock split.

Stock Repurchase Program. During the first six months of 2016, we utilized a portion of our previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of our common stock. We repurchased a total of 461,800 shares (split adjusted) with a weighted-average stock price of $19.15 per share (split adjusted) during the first quarter of 2016. The Company repurchased 95,428 shares (split adjusted) at an average price of $18.16 per share (split adjusted) during January 2016, 364,572 shares (split adjusted) at an average price of $19.45 per share (split adjusted) during February 2016, and 1,800 shares (split adjusted) at an average price of $20.00 per share (split adjusted) during March 2016. No shares were repurchased during the second quarter of 2016. Shares repurchased to date under the program total 3,618,256 shares (split adjusted). The remaining balance available for repurchase is 1,133,744 shares (split adjusted) at June 30, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2016 and December 31, 2015, we met all regulatory capital adequacy requirements to which we were subject.

Table 22 presents our risk-based capital ratios as of June 30, 2016 and December 31, 2015.

Table 22: Risk-Based Capital

	As of June 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,264,915	$1,199,757
Goodwill and core deposit intangibles, net	(389,266)	(385,957)
Unrealized (gain) loss on available-for-sale securities	(10,937)	(4,285)
Deferred tax assets	—	—

Total common equity Tier 1 capital	864,712	809,515
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	923,712	868,515

Tier 2 capital
Qualifying allowance for loan losses	74,341	69,224

Total Tier 2 capital	74,341	69,224

Total risk-based capital	$998,053	$937,739

Average total assets for leverage ratio	$9,562,624	$8,766,685

Risk weighted assets	$8,181,357	$7,710,439

Ratios at end of period
Common equity Tier 1 capital	10.57%	10.50%
Leverage ratio	10.07	9.91
Tier 1 risk-based capital	11.29	11.26
Total risk-based capital	12.20	12.16
Minimum guidelines
Common equity Tier 1 capital	4.50%	4.50%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

We had $1.72 billion of purchased non-covered loans, which includes $109.5 million of discount for credit losses on non-covered loans acquired, at June 30, 2016. We have $40.3 million and $69.2 million remaining of non-accretable discount for credit losses on non-covered loans acquired and accretable discount for credit losses on non-covered loans acquired, respectively, as of June 30, 2016. We had $2.10 billion of purchased non-covered loans, which includes $139.5 million of discount for credit losses on non-covered loans acquired, at December 31, 2015. For purchased credit-impaired financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased-credit-impaired assets. While the discount for credit losses on purchased non-covered loans is not available for credit losses on non-purchased non-covered loans, management believes it is useful information to show the same accounting as if applied to all loans, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 23 through 25 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 23: Average Yield on Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest income on loans receivable – FTE	$100,601	$82,470	$197,704	$158,060
Purchase accounting accretion	10,652	10,705	21,014	20,903

Non-GAAP interest income on loans receivable – FTE	$89,949	$71,765	$176,690	$137,157

Average loans	$6,969,727	$5,507,405	$6,849,394	$5,289,205
Average purchase accounting loan discounts (1)	135,172	168,558	138,932	180,434

Average loans (non-GAAP)	$7,104,899	$5,675,963	$6,988,326	$5,469,639

Average yield on loans (reported)	5.81%	6.01%	5.80%	6.03%
Average contractual yield on loans (non-GAAP)	5.09	5.07	5.08	5.06

(1)	Balance includes $109.5 million and $131.7 million of discount of credit losses for non-covered loans acquired as of June 30, 2016 and 2015, respectively.

Table 24: Average Cost of Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest expense on deposits	$3,854	$3,311	$7,488	$6,569
Amortization of time deposit (premiums)/discounts, net	365	254	733	398

Non-GAAP interest expense on deposits	$4,219	$3,565	$8,221	$6,967

Average deposits	$5,070,673	$4,568,293	$5,029,089	$4,473,106
Average unamortized CD (premium)/discount, net	(1,098)	(1,352)	(1,280)	(1,039)

Average deposits (non-GAAP)	$5,069,575	$4,566,941	$5,027,809	$4,472,067

Average cost of deposits (reported)	0.31%	0.29%	0.30%	0.30%
Average contractual cost of deposits (non-GAAP)	0.33	0.31	0.33	0.31

Table 25: Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income – FTE	$103,015	$87,328	$203,045	$168,254
Total purchase accounting accretion	11,017	10,959	21,747	21,301

Non-GAAP net interest income – FTE	$91,998	$76,369	$181,298	$146,953

Average interest-earning assets	$8,585,955	$7,005,404	$8,471,897	$6,826,278
Average purchase accounting loan discounts (1)	135,172	168,558	138,932	180,434

Average interest-earning assets (non-GAAP)	$8,721,127	$7,173,962	$8,610,829	$7,006,712

Net interest margin (reported)	4.83%	5.00%	4.82%	4.97%
Net interest margin (non-GAAP)	4.24	4.27	4.23	4.23

(1)	Balance includes $109.5 million and $131.7 million of discount of credit losses for non-covered loans acquired as of June 30, 2016 and 2015, respectively.

Table 26: Allowance for Loan Losses for Non-Covered Loans to Total Non-Covered Loans

	As of June 30, 2016
	Non-Covered Loans	Purchased Non-Covered Loans	Total
	(Dollars in thousands)
Loan balance reported (A)	$5,366,813	$1,597,903	$6,964,716
Loan balance reported plus discount (B)	5,366,813	1,707,388	7,074,201

Allowance for loan losses for non-covered loans (C)	71,814	—	71,814
Discount for credit losses on non-covered loans acquired (D)	—	109,485	109,485

Total allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired (E)	$71,814	$109,485	$181,299

Allowance for loan losses for non-covered loans to total non-covered loans (C/A)	1.34%	N/A	1.03%
Discount for credit losses on non-covered loans acquired to non-covered loans acquired plus discount for credit losses on non-covered loans acquired (D/B)	N/A	6.41%	N/A
Allowance for loan losses for non-covered loans plus discount for credit losses on non-covered loans acquired to total non-covered loans plus discount for credit losses on non-covered loans acquired (E/B)	N/A	N/A	2.56%

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

We had $397.8 million, $399.4 million, and $342.5 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2016, December 31, 2015 and June 30, 2015, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 27 through 31, respectively. All previously reported share and per share amounts have been restated to reflect the retroactive effect of the stock split.

Table 27: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
GAAP net income	$43,509	$33,906	$84,936	$65,025
Intangible amortization after-tax	463	669	977	1,355

Earnings excluding intangible amortization	$43,972	$34,575	$85,913	$66,380

GAAP diluted earnings per share	$0.31	$0.25	$0.60	$0.48
Intangible amortization after-tax	—	—	0.01	0.01

Diluted earnings per share excluding intangible amortization	$0.31	$0.25	$0.61	$0.49

Table 28: Tangible Book Value Per Share

	As of June 30, 2016	As of December 31, 2015
	(In thousands, except per share data)
Book value per share: A/B	$9.01	$8.55
Tangible book value per share: (A-C-D)/B	6.18	5.71

(A) Total equity	$1,264,915	$1,199,757
(B) Shares outstanding	140,382	140,241
(C) Goodwill	$377,983	$377,983
(D) Core deposit and other intangibles	19,835	21,443

Table 29: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Return on average assets: A/C	1.83%	1.72%	1.81%	1.70%
Return on average assets excluding intangible amortization: B/(C-D)	1.93	1.83	1.91	1.81

(A) Net income	$43,509	$33,906	$84,936	$65,025
Intangible amortization after-tax	463	669	977	1,355

(B) Earnings excluding intangible amortization	$43,972	$34,575	$85,913	$66,380

(C) Average assets	$9,562,624	$7,900,721	$9,446,623	$7,722,256
(D) Average goodwill, core deposits and other intangible assets	398,184	343,083	398,581	343,653

Table 30: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Return on average equity: A/C	14.11%	12.98%	13.94%	12.66%
Return on average tangible equity excluding intangible amortization: B/(C-D)	21.01	19.68	20.90	19.34

(A) Net income	$43,509	$33,906	$84,936	$65,025
(B) Earnings excluding intangible amortization	43,973	34,575	85,913	66,380
(C) Average equity	1,240,080	1,047,765	1,225,174	1,035,691
(D) Average goodwill, core deposits and other intangible assets	398,184	343,083	398,581	343,653

Table 31: Tangible Equity to Tangible Assets

	As of June 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Equity to assets: B/A	13.20%	12.92%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.44	9.00

(A) Total assets	$9,582,126	$9,289,122
(B) Total equity	1,264,915	1,199,757
(C) Goodwill	377,983	377,983
(D) Core deposit and other intangibles	19,835	21,443

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2016, our cash and cash equivalents were $185.4 million, or 1.9% of total assets, compared to $255.8 million, or 2.8% of total assets, as of December 31, 2015. Our available-for-sale investment securities and federal funds sold were $1.22 billion as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, our investment portfolio was comprised of approximately 81.3% or $1.23 billion of securities which mature in less than five years. As of June 30, 2016 and December 31, 2015, $1.27 billion and $1.25 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2016, our total deposits were $6.71 billion, or 70.1% of total assets, compared to $6.44 billion, or 69.3% of total assets, as of December 31, 2015. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of June 30, 2016 and December 31, 2015, we could have borrowed up to $115.7 million and $115.8 million, respectively, on a secured basis with the Federal Reserve, up to $30.0 million and $30.0 million, respectively, with Bankers’ Bank on an unsecured basis, and up to $30.0 million and $30.0 million, respectively, in the aggregate, with other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.38 billion and $1.41 billion at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, $1.35 billion and $1.41 billion, respectively of the outstanding balance were issued as long-term advances. Our FHLB borrowing capacity was $808.4 million and $581.9 million as of June 30, 2016 and December 31, 2015, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2016, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 5.2%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base. As a result, our net interest income will have a positive effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 32 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2016.

Table 32: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$48,762	$—	$—	$—	$—	$—	$—	$48,762
Federal funds sold	525	—	—	—	—	—	—	525
Investment securities	212,849	73,487	98,278	127,453	233,613	404,966	358,857	1,509,503
Loans receivable	1,837,446	455,784	562,654	918,443	1,100,292	1,796,643	350,894	7,022,156

Total earning assets	2,099,582	529,271	660,932	1,045,896	1,333,905	2,201,609	709,751	8,580,946

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	364,074	302,450	453,675	907,348	564,127	546,505	540,367	3,678,546
Time deposits	160,226	154,988	186,306	358,346	378,939	147,376	2,749	1,388,930
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	111,072	—	—	—	—	—	—	111,072
FHLB and other borrowed funds	825,407	5,131	191	348	124,210	425,602	—	1,380,889
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,521,605	462,569	640,172	1,266,042	1,067,276	1,119,483	543,116	6,620,263

Interest rate sensitivity gap	$577,977	$66,702	$20,760	$(220,146)	$266,629	$1,082,126	$166,635	$1,960,683

Cumulative interest rate sensitivity gap	$577,977	$644,679	$665,439	$445,293	$711,922	$1,794,048	$1,960,683
Cumulative rate sensitive assets to rate sensitive liabilities	138.0%	132.5%	125.4%	111.4%	114.4%	129.5%	129.6%
Cumulative gap as a % of total earning assets	6.7%	7.5%	7.8%	5.2%	8.3%	20.9%	22.8%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

HOME BANCSHARES, INC.

(Registrant)

Date:	August 5, 2016	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	August 5, 2016	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer