Form 10-Q
period 2016-09-30
HOME BANCSHARES INC
filed 2016-11-04
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Common Stock Issued and Outstanding: 140,441,489 shares as of October 28, 2016.

HOME BANCSHARES, INC.

FORM 10-Q

September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	increased regulatory requirements and supervision that will apply if we exceed $10 billion in total assets;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	technological changes;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” sections of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 and this Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and due from banks	$123,126	$111,258
Interest-bearing deposits with other banks	173,034	144,565

Cash and cash equivalents	296,160	255,823
Federal funds sold	1,850	1,550
Investment securities – available-for-sale	1,233,269	1,206,580
Investment securities – held-to-maturity	275,544	309,042
Loans receivable	7,112,291	6,641,571
Allowance for loan losses	(76,370)	(69,224)

Loans receivable, net	7,035,921	6,572,347
Bank premises and equipment, net	208,137	212,163
Foreclosed assets held for sale	17,053	19,140
Cash value of life insurance	86,230	85,146
Accrued interest receivable	29,398	29,132
Deferred tax asset, net	56,435	71,565
Goodwill	377,983	377,983
Core deposit and other intangibles	19,073	21,443
Other assets	127,185	127,208

Total assets	$9,764,238	$9,289,122

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,717,467	$1,456,624
Savings and interest-bearing transaction accounts	3,792,229	3,551,684
Time deposits	1,330,597	1,430,201

Total deposits	6,840,293	6,438,509
Securities sold under agreements to repurchase	109,350	128,389
FHLB and other borrowed funds	1,420,369	1,405,945
Accrued interest payable and other liabilities	37,382	55,696
Subordinated debentures	60,826	60,826

Total liabilities	8,468,220	8,089,365

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2016 and 100,000,000 in 2015; shares issued and outstanding 140,490,011 in 2016 and 140,241,004 (split adjusted) in 2015	1,405	701
Capital surplus	866,310	867,981
Retained earnings	419,999	326,898
Accumulated other comprehensive income	8,304	4,177

Total stockholders’ equity	1,296,018	1,199,757

Total liabilities and stockholders’ equity	$9,764,238	$9,289,122

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data(1))	2016	2015	2016	2015
	(Unaudited)
Interest income:
Loans	$102,953	$88,671	$300,281	$246,518
Investment securities
Taxable	5,583	5,157	16,178	15,830
Tax-exempt	2,720	2,789	8,358	8,315
Deposits – other banks	117	32	325	167
Federal funds sold	2	4	7	15

Total interest income	111,375	96,653	325,149	270,845

Interest expense:
Interest on deposits	4,040	3,045	11,528	9,614
Federal funds purchased	—	1	2	3
FHLB and other borrowed funds	3,139	2,030	9,283	4,133
Securities sold under agreements to repurchase	142	146	421	481
Subordinated debentures	401	340	1,164	1,003

Total interest expense	7,722	5,562	22,398	15,234

Net interest income	103,653	91,091	302,751	255,611
Provision for loan losses	5,536	7,106	16,905	16,274

Net interest income after provision for loan losses	98,117	83,985	285,846	239,337

Non-interest income:
Service charges on deposit accounts	6,527	6,250	18,607	17,724
Other service charges and fees	7,504	6,644	22,589	19,359
Trust fees	365	398	1,128	2,016
Mortgage lending income	3,932	3,132	10,276	8,019
Insurance commissions	534	548	1,808	1,755
Increase in cash value of life insurance	344	268	1,092	871
Dividends from FHLB, FRB, Bankers’ bank & other	808	433	2,147	1,267
Gain on acquisitions	—	—	—	1,635
Gain on sale of SBA loans	364	151	443	151
Gain (loss) on sale of branches, equipment and other assets, net	(86)	(266)	701	(237)
Gain (loss) on OREO, net	132	(40)	(713)	190
Gain (loss) on securities, net	—	—	25	4
FDIC indemnification accretion/(amortization), net	—	(1,994)	(772)	(8,152)
Other income	1,590	1,021	5,892	3,640

Total non-interest income	22,014	16,545	63,223	48,242

Non-interest expense:
Salaries and employee benefits	25,623	22,225	75,018	63,671
Occupancy and equipment	6,668	6,540	19,848	19,267
Data processing expense	2,791	2,619	8,221	8,101
Other operating expenses	15,944	13,209	41,174	37,517

Total non-interest expense	51,026	44,593	144,261	128,556

Income before income taxes	69,105	55,937	204,808	159,023
Income tax expense	25,485	20,196	76,252	58,257

Net income	$43,620	$35,741	$128,556	$100,766

Basic earnings per share	$0.31	$0.26	$0.92	$0.74

Diluted earnings per share	$0.31	$0.26	$0.91	$0.74

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
	(Unaudited)
Net income	$43,620	$35,741	$128,556	$100,766
Net unrealized gain (loss) on available-for-sale securities	(4,334)	3,670	6,816	1,823
Less: reclassification adjustment for realized (gains) losses included in income	—	—	(25)	(4)

Other comprehensive (loss) income, before tax effect	(4,334)	3,670	6,791	1,819
Tax effect	1,701	(1,440)	(2,664)	(714)

Other comprehensive income (loss)	(2,633)	2,230	4,127	1,105

Comprehensive income	$40,987	$37,971	$132,683	$101,871

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2016 and 2015

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2015	$676	$781,328	$226,279	$7,009	$1,015,292
Comprehensive income:
Net income	—	—	100,766	—	100,766
Other comprehensive income (loss)	—	—	—	1,105	1,105
Net issuance of 345,002 shares of common stock from exercise of stock options	2	211	—	—	213
Repurchase of 134,664 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	196	—	—	196
Share-based compensation net issuance of 649,168 shares of restricted common stock	3	2,779	—	—	2,782
Cash dividends – Common Stock, $0.80 per share	—	—	(27,061)	—	(27,061)

Balances at September 30, 2015 (unaudited)	680	782,500	299,984	8,114	1,091,278
Comprehensive income:
Net income	—	—	37,433	—	37,433
Other comprehensive income (loss)	—	—	—	(3,937)	(3,937)
Net issuance of 64,070 shares of common stock from exercise of stock options	—	176	—	—	176
Issuance of 4,159,708 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Tax benefit from stock options exercised	—	409	—	—	409
Share-based compensation net issuance of 16,500 shares of restricted common stock	—	1,143	—	—	1,143
Cash dividends – Common Stock, $0.30 per share	—	—	(10,519)	—	(10,519)

Balances at December 31, 2015	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	128,556	—	128,556
Other comprehensive income (loss)	—	—	—	4,127	4,127
Net issuance of 461,737 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	2	1,351	—	—	1,353
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 461,800 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,264	—	—	1,264
Share-based compensation net issuance of 239,070 shares of restricted common stock	2	5,256	—	—	5,258
Cash dividends – Common Stock, $0.2525 per share	—	—	(35,455)	—	(35,455)

Balances at September 30, 2016 (unaudited)	$1,405	$866,310	$419,999	$8,304	$1,296,018

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2016	2015
	(Unaudited)
Operating Activities
Net income	$128,556	$100,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,082	7,728
Amortization/(accretion)	11,461	17,091
Share-based compensation	5,258	2,782
Tax benefits from stock options exercised	(1,264)	(196)
(Gain) loss on assets	3,425	(100)
Gain on acquisitions	—	(1,635)
Provision for loan losses	16,905	16,274
Deferred income tax effect	12,466	1,438
Increase in cash value of life insurance	(1,092)	(871)
Originations of mortgage loans held for sale	(261,964)	(209,056)
Proceeds from sales of mortgage loans held for sale	257,666	199,797
Changes in assets and liabilities:
Accrued interest receivable	(266)	(2,902)
Indemnification and other assets	(9,407)	(31,450)
Accrued interest payable and other liabilities	(5,757)	31,576

Net cash provided by (used in) operating activities	164,069	131,242

Investing Activities
Net (increase) decrease in federal funds sold	(300)	250
Net (increase) decrease in loans, excluding purchased loans	(492,795)	(639,150)
Purchases of investment securities – available-for-sale	(246,983)	(249,707)
Proceeds from maturities of investment securities – available-for-sale	217,774	172,411
Proceeds from sale of investment securities – available-for-sale	2,221	931
Purchases of investment securities – held-to-maturity	(123)	(6,562)
Proceeds from maturities of investment securities – held-to-maturity	32,417	36,743
Proceeds from foreclosed assets held for sale	11,124	21,909
Proceeds from sale of SBA Loans	7,412	2,160
Proceeds from sale of insurance book of business	—	2,938
Purchases of premises and equipment, net	(3,355)	(6,558)
Return of investment on cash value of life insurance	—	27
Net cash proceeds (paid) received – market acquisitions	—	140,820
Cash (paid) on FDIC loss share buy-out	(6,613)	—

Net cash provided by (used in) investing activities	(479,221)	(523,788)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	401,784	61,469
Net increase (decrease) in securities sold under agreements to repurchase	(19,039)	(42,323)
Net increase (decrease) in FHLB and other borrowed funds	14,424	518,195
Proceeds from exercise of stock options	1,353	213
Repurchase of common stock	(8,842)	(2,015)
Tax benefits from stock options exercised	1,264	196
Dividends paid on common stock	(35,455)	(27,061)

Net cash provided by (used in) financing activities	355,489	508,674

Net change in cash and cash equivalents	40,337	116,128
Cash and cash equivalents – beginning of year	255,823	112,528

Cash and cash equivalents – end of period	$296,160	$228,656

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned community bank subsidiary – Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). The Bank has branch locations in Arkansas, Florida, South Alabama and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2016 and 2015 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$43,620	$35,741	$128,556	$100,766

Average shares outstanding	140,436	135,738	140,403	135,396
Effect of common stock options	267	424	282	603

Average diluted shares outstanding	140,703	136,162	140,685	135,999

Basic earnings per share	$0.31	$0.26	$0.92	$0.74
Diluted earnings per share	$0.31	$0.26	$0.91	$0.74

2.	Business Combinations

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares (split adjusted) of the Company’s common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders will have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

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

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a branch on September 1, 2016. Through the New York office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of September 30, 2016 and December 31, 2015, Centennial CFG had $963.8 million and $715.7 million in total loans net of discount, respectively.

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

3.	Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$305,109	$1,833	$(886)	$306,056
Residential mortgage-backed securities	280,287	2,763	(284)	282,766
Commercial mortgage-backed securities	368,897	3,595	(463)	372,029
State and political subdivisions	213,441	7,505	(108)	220,838
Other securities	51,871	664	(955)	51,580

Total	$1,219,605	$16,360	$(2,696)	$1,233,269

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,901	$86	$—	$6,987
Residential mortgage-backed securities	77,914	1,037	(66)	78,885
Commercial mortgage-backed securities	40,383	777	—	41,160
State and political subdivisions	150,346	5,564	(2)	155,908

Total	$275,544	$7,464	$(68)	$282,940

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

Assets, principally investment securities, having a carrying value of approximately $1.30 billion and $1.25 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $109.4 million and $128.4 million at September 30, 2016 and December 31, 2015, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$119,057	$119,798	$36,562	$37,650
Due after one year through five years	855,911	866,292	182,024	186,913
Due after five years through ten years	175,837	177,565	20,710	21,430
Due after ten years	68,800	69,614	36,248	36,947

Total	$1,219,605	$1,233,269	$275,544	$282,940

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended September 30, 2016, no available-for-sale securities were sold. During the nine-month period ended September 30, 2016, approximately $2.2 million, in available-for-sale securities were sold. The gross realized gains on the sales for the nine-month period ended September 30, 2016 totaled approximately $25,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three and nine-month periods ended September 30, 2016, no securities were deemed to have other-than-temporary impairment.

For the nine months ended September 30, 2016, the Company had investment securities with approximately $1.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 79.8% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$90,141	$(563)	$49,070	$(323)	$139,211	$(886)
Residential mortgage-backed securities	62,443	(217)	13,567	(133)	76,010	(350)
Commercial mortgage-backed securities	81,256	(272)	28,322	(191)	109,578	(463)
State and political subdivisions	13,270	(108)	502	(2)	13,772	(110)
Other securities	954	(46)	21,715	(909)	22,669	(955)

Total	$248,064	$(1,206)	$113,176	$(1,558)	$361,240	$(2,764)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$135,128	$(1,240)	$4,751	$(24)	$139,879	$(1,264)
Residential mortgage-backed securities	200,256	(1,445)	10,511	(193)	210,767	(1,638)
Commercial mortgage-backed securities	192,644	(1,449)	23,592	(305)	216,236	(1,754)
State and political subdivisions	27,334	(202)	4,400	(18)	31,734	(220)
Other securities	21,866	(339)	15,803	(685)	37,669	(1,024)

Total	$577,228	$(4,675)	$59,057	$(1,225)	$636,285	$(5,900)

Income earned on securities for the three and nine months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Taxable:
Available-for-sale	$4,809	$4,265	$13,720	$13,020
Held-to-maturity	774	892	2,458	2,810
Non-taxable:
Available-for-sale	1,528	1,457	4,667	4,178
Held-to-maturity	1,192	1,332	3,691	4,137

Total	$8,303	$7,946	$24,536	$24,145

4.	Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,954,618	$2,968,335
Construction/land development	1,065,204	944,787
Agricultural	77,556	75,027
Residential real estate loans
Residential 1-4 family	1,264,384	1,190,279
Multifamily residential	328,089	430,256

Total real estate	5,689,851	5,608,684
Consumer	42,487	52,258
Commercial and industrial	1,225,043	850,587
Agricultural	73,413	67,109
Other	81,497	62,933

Total loans receivable	$7,112,291	$6,641,571

During the three-month period ended September 30, 2016, the Company sold $5.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $364,000. During the nine-month period ended September 30, 2016, the Company sold $7.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $443,000. During the three and nine-month periods ended September 30, 2015, the Company sold $2.0 million of the guaranteed portion of SBA loans, which resulted in a gain of approximately $151,000.

Mortgage loans held for sale of approximately $43.2 million and $38.9 million at September 30, 2016 and December 31, 2015, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at September 30, 2016 and December 31, 2015 were not material.

5.	Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

Nine Months Ended September 30, 2016
(In thousands)
Allowance for loan losses:
Beginning balance	$69,224
Loans charged off	(12,665)
Recoveries of loans previously charged off	2,906

Net loans recovered (charged off)	(9,759)

Provision for loan losses	16,905

Balance, September 30, 2016	$76,370

The following tables present the balance in the allowance for loan losses for the three and nine-month periods ended September 30, 2016, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of September 30, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on purchased loans were $108.0 million, $149.4 million and $148.9 million at September 30, 2016, December 31, 2015 and September 30, 2015, respectively.

	Three Months Ended September 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,335	$24,848	$15,688	$13,754	$5,386	$2,330	$74,341
Loans charged off	(181)	(741)	(1,504)	(1,388)	(537)	—	(4,351)
Recoveries of loans previously charged off	74	380	148	42	200	—	844

Net loans recovered (charged off)	(107)	(361)	(1,356)	(1,346)	(337)	—	(3,507)
Provision for loan losses	(1,502)	603	1,693	2,197	(393)	2,938	5,536

Balance, September 30	$10,726	$25,090	$16,025	$14,605	$4,656	$5,268	$76,370

	Nine Months Ended September 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(334)	(2,590)	(3,810)	(4,424)	(1,507)	—	(12,665)
Recoveries of loans previously charged off	107	608	836	656	699	—	2,906

Net loans recovered (charged off)	(227)	(1,982)	(2,974)	(3,768)	(808)	—	(9,759)
Provision for loan losses	171	274	4,181	9,049	448	2,782	16,905

Balance, September 30	$10,726	$25,090	$16,025	$14,605	$4,656	$5,268	$76,370

	As of September 30, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$60	$1,612	$66	$89	$—	$—	$1,827
Loans collectively evaluated for impairment	10,595	22,923	15,562	14,512	4,643	5,268	73,503

Loans evaluated for impairment balance, September 30	10,655	24,535	15,628	14,601	4,643	5,268	75,330

Purchased credit impaired loans	71	555	397	4	13	—	1,040

Balance, September 30	$10,726	$25,090	$16,025	$14,605	$4,656	$5,268	$76,370

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,375	$50,384	$28,381	$25,156	$1,334	$—	$126,630
Loans collectively evaluated for impairment	1,025,352	2,897,901	1,509,655	1,184,263	194,473	—	6,811,644

Loans evaluated for impairment balance, September 30	1,046,727	2,948,285	1,538,036	1,209,419	195,807	—	6,938,274

Purchased credit impaired loans	18,477	83,889	54,437	15,624	1,590	—	174,017

Balance, September 30	$1,065,204	$3,032,174	$1,592,473	$1,225,043	$197,397	$—	$7,112,291

The following tables present the balances in the allowance for loan losses for the nine-month period ended September 30, 2015 and the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,548	$18,157	$14,607	$5,966	$5,799	$1,934	$55,011
Loans charged off	(541)	(4,132)	(3,076)	(1,774)	(1,955)	—	(11,478)
Recoveries of loans previously charged off	147	728	462	395	661	—	2,393

Net loans recovered (charged off)	(394)	(3,404)	(2,614)	(1,379)	(1,294)	—	(9,085)
Provision for loan losses	987	8,025	3,578	4,115	243	(674)	16,274
Increase (decrease) in FDIC indemnification asset	384	695	169	192	19	—	1,459

Balance, September 30	9,525	23,473	15,740	8,894	4,767	1,260	63,659
Loans charged off	(103)	(746)	(1,641)	(864)	(1,120)	—	(4,474)
Recoveries of loans previously charged off	89	34	453	407	166	—	1,149

Net loans recovered (charged off)	(14)	(712)	(1,188)	(457)	(954)	—	(3,325)
Provision for loan losses	1,286	3,837	240	1,089	1,212	1,226	8,890
Increase (decrease) in FDIC indemnification asset	(15)	200	26	(202)	(9)	—	—

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans	127	172	2,475	20	10	—	2,804

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans	22,425	99,624	111,429	18,657	1,856	—	253,991

Balance, December 31	$944,787	$3,043,362	$1,620,535	$850,587	$182,300	$—	$6,641,571

The following is an aging analysis for loans receivable as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,309	$839	$18,011	$20,159	$2,934,459	$2,954,618	$9,015
Construction/land development	1,701	222	7,843	9,766	1,055,438	1,065,204	3,543
Agricultural	110	—	399	509	77,047	77,556	—
Residential real estate loans
Residential 1-4 family	3,766	3,195	25,041	32,002	1,232,382	1,264,384	4,622
Multifamily residential	—	—	409	409	327,680	328,089	1

Total real estate	6,886	4,256	51,703	62,845	5,627,006	5,689,851	17,181
Consumer	98	70	242	410	42,077	42,487	67
Commercial and industrial	1,489	270	7,084	8,843	1,216,200	1,225,043	3,489
Agricultural and other	362	3	1,061	1,426	153,484	154,910	—

Total	$8,835	$4,599	$60,090	$73,524	$7,038,767	$7,112,291	$20,737

	December 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,494	$292	$25,058	$26,844	$2,941,491	$2,968,335	$9,247
Construction/land development	897	343	7,128	8,368	936,419	944,787	4,176
Agricultural	177	—	561	738	74,289	75,027	30
Residential real estate loans
Residential 1-4 family	4,831	3,694	19,781	28,306	1,161,973	1,190,279	7,207
Multifamily residential	1,330	—	871	2,201	428,055	430,256	1

Total real estate	8,729	4,329	53,399	66,457	5,542,227	5,608,684	20,661
Consumer	133	66	285	484	51,774	52,258	46
Commercial and industrial	679	781	8,793	10,253	840,334	850,587	6,430
Agricultural and other	347	164	1,034	1,545	128,497	130,042	—

Total	$9,888	$5,340	$63,511	$78,739	$6,562,832	$6,641,571	$27,137

Non-accruing loans at September 30, 2016 and December 31, 2015 were $39.4 million and $36.4 million, respectively.

The following is a summary of the impaired loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$—	$—	$15	$—	$22	$1
Construction/land development	—	29	—	15	—	7	—
Agricultural	—	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	237	116	—	102	2	91	3
Multifamily residential	—	47	—	24	—	23	—

Total real estate	266	192	—	156	2	143	4
Consumer	—	—	—	—	—	—	—
Commercial and industrial	38	45	—	67	2	49	3
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	304	237	—	223	4	192	7
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,521	39,929	1,612	39,352	338	41,134	944
Construction/land development	10,123	9,743	60	13,155	90	14,199	268
Agricultural	399	398	—	401	—	477	—
Residential real estate loans
Residential 1-4 family	26,820	25,918	66	22,065	95	18,881	201
Multifamily residential	410	362	—	856	—	1,015	5

Total real estate	80,273	76,350	1,738	75,829	523	75,706	1,418
Consumer	265	222	—	223	1	238	3
Commercial and industrial	10,962	10,426	89	9,676	69	11,530	250
Agricultural and other	1,061	1,058	—	1,084	—	1,062	—

Total loans with a specific valuation allowance	92,561	88,056	1,827	86,812	593	88,536	1,671
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	42,550	39,929	1,612	39,367	338	41,156	945
Construction/land development	10,123	9,772	60	13,170	90	14,206	268
Agricultural	399	398	—	401	—	477	—
Residential real estate loans
Residential 1-4 family	27,057	26,034	66	22,167	97	18,972	204
Multifamily residential	410	409	—	880	—	1,038	5

Total real estate	80,539	76,542	1,738	75,985	525	75,849	1,422
Consumer	265	222	—	223	1	238	3
Commercial and industrial	11,000	10,471	89	9,743	71	11,579	253
Agricultural and other	1,061	1,058	—	1,084	—	1,062	—

Total impaired loans	$92,865	$88,293	$1,827	$87,035	$597	$88,728	$1,678

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of September 30, 2016.

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

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2015.

Interest recognized on impaired loans during the three months ended September 30, 2016 and 2015 was approximately $597,000 and $456,000, respectively. Interest recognized on impaired loans during the nine months ended September 30, 2016 and 2015 was approximately $1.7 million and $1.5 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$32,680	$462	$—	$33,142
Construction/land development	10,331	36	—	10,367
Agricultural	446	—	—	446
Residential real estate loans
Residential 1-4 family	33,889	906	—	34,795
Multifamily residential	1,278	—	—	1,278

Total real estate	78,624	1,404	—	80,028
Consumer	204	17	—	221
Commercial and industrial	12,963	55	—	13,018
Agricultural and other	1,069	—	—	1,069

Total risk rated loans	$92,860	$1,476	$—	$94,336

	December 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42,077	$706	$—	$42,783
Construction/land development	17,821	1	—	17,822
Agricultural	534	—	—	534
Residential real estate loans
Residential 1-4 family	18,497	276	—	18,773
Multifamily residential	2,075	30	—	2,105

Total real estate	81,004	1,013	—	82,017
Consumer	320	18	—	338
Commercial and industrial	5,869	29	—	5,898
Agricultural and other	1,582	90	—	1,672

Total risk rated loans	$88,775	$1,150	$—	$89,925

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

The following is a presentation of loans receivable by class and risk rating as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$472	$4,882	$1,695,297	$1,099,046	$37,890	$33,142	$2,870,729
Construction/land development	1,003	834	202,473	818,785	13,265	10,367	1,046,727
Agricultural	—	194	52,876	23,256	784	446	77,556
Residential real estate loans
Residential 1-4 family	1,960	1,952	921,440	246,039	10,340	34,795	1,216,526
Multifamily residential	6	—	269,986	41,595	8,645	1,278	321,510

Total real estate	3,441	7,862	3,142,072	2,228,721	70,924	80,028	5,533,048
Consumer	15,471	235	15,545	9,737	89	221	41,298
Commercial and industrial	12,974	4,335	462,785	701,381	14,926	13,018	1,209,419
Agricultural and other	3,431	898	77,842	70,924	345	1,069	154,509

Total risk rated loans	$35,317	$13,330	$3,698,244	$3,010,763	$86,284	$94,336	6,938,274

Purchased credit impaired loans							174,017

Total loans receivable							$7,112,291

	December 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,064	$5,950	$1,603,950	$1,183,898	$31,405	$42,783	$2,869,050
Construction/land development	61	696	254,907	645,249	3,627	17,822	922,362
Agricultural	—	298	47,413	26,262	181	534	74,688
Residential real estate loans
Residential 1-4 family	1,193	1,838	850,744	198,304	15,015	18,773	1,085,867
Multifamily residential	—	155	301,113	63,640	56,226	2,105	423,239

Total real estate	2,318	8,937	3,058,127	2,117,353	106,454	82,017	5,375,206
Consumer	16,367	318	23,768	10,266	109	338	51,166
Commercial and industrial	10,885	6,729	495,064	307,818	5,536	5,898	831,930
Agricultural and other	4,572	926	73,447	48,386	275	1,672	129,278

Total risk rated loans	$34,142	$16,910	$3,650,406	$2,483,823	$112,374	$89,925	6,387,580

Purchased credit impaired loans							253,991

Total loans receivable							$6,641,571

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$20,261	$13,271	$266	$5,876	$19,413
Construction/land development	2	1,943	1,929	—	—	1,929
Residential real estate loans
Residential 1-4 family	18	3,369	1,730	127	520	2,377
Multifamily residential	—	—	—	—	—	—

Total real estate	37	25,573	16,930	393	6,396	23,719
Commercial and industrial	5	159	47	76	11	134

Total	42	$25,732	$16,977	$469	$6,407	$23,853

	December 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

The following is a presentation of TDRs on non-accrual status as of September 30, 2016 and December 31, 2015 because they are not in compliance with the modified terms:

	September 30, 2016		December 31, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$699	3	$1,604
Residential real estate loans
Residential 1-4 family	11	1,499	2	1,812

Total real estate	13	2,198	5	3,416

Commercial and industrial	1	11	—	—

Total	14	$2,209	5	$3,416

In addition to the TDRs that occurred during the period provided in the preceding tables, the Company had TDRs with pre-modification loan balances of zero and $3.4 million as of September 30, 2016 and December 31, 2015, respectively, for which other real estate owned (“OREO”) was received in full or partial satisfaction of the loans. The majority of such TDRs were in commercial real estate and residential real estate as of September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, the Company had $2.8 million of residential real estate properties in OREO.

The following is a presentation of total foreclosed assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,632	$9,787
Construction/land development	4,631	5,286
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,218	3,847
Multifamily residential	572	220

Total foreclosed assets held for sale	$17,053	$19,140

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the nine-month period ended September 30, 2016 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$68,980	$253,991
Reforecasted future interest payments for loan pools	5,388	—
Accretion recorded to interest income	(21,300)	21,300
Adjustment to yield	9,372	—
Reclassification out of purchased credit impaired loans (1)	(21,541)	(57,440)
Transfers to foreclosed assets held for sale	—	(1,399)
Payments received, net	—	(42,435)

Balance at end of period	$40,899	$174,017

(1)	At acquisition, 100% of the loans acquired from Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. In July 2016, the Company reached an agreement with the FDIC terminating our remaining loss-share agreements. As a result, the pools associated with the terminated loss-share agreements have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $5.4 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2016 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $9.4 million as an additional adjustment to yield over the weighted average life of the loans.

6.	Goodwill and Core Deposits and Other Intangibles

On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at the Company’s book value with no gain or loss. The net profit on this book of business was immaterial.

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$325,423
Acquisitions	—	55,255
Sale of insurance book of business	—	(2,695)

Balance, end of period	$377,983	$377,983

	September 30, 2016	December 31, 2015
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$21,443	$20,925
Acquisition	—	1,363
Sale of insurance book of business	—	(243)
Amortization expense	(2,370)	(3,217)

Balance, September 30	$19,073	18,828

Acquisitions		3,477
Amortization expense		(862)

Balance, end of year		$21,443

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2016 and December 31, 2015 were:

	September 30, 2016	December 31, 2015
	(In thousands)
Gross carrying basis	$51,378	$51,378
Accumulated amortization	(32,305)	(29,935)

Net carrying amount	$19,073	$21,443

Core deposit and other intangible amortization expense was approximately $762,000 and $988,000 for the three months ended September 30, 2016 and 2015, respectively. Core deposit and other intangible amortization expense was approximately $2.4 million and $3.2 million for the nine months ended September 30, 2016 and 2015, respectively. Including all of the mergers completed as of September 30, 2016, the Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2016 through 2020 is approximately: 2016 – $3.1 million; 2017 – $3.0 million; 2018 – $2.9 million; 2019 – $2.8 million; 2020 – $2.3 million.

The carrying amount of the Company’s goodwill was $378.0 million at both September 30, 2016 and December 31, 2015. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.	Other Assets

Other assets consists primarily of FDIC indemnification asset, FDIC claims receivable, equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2016 and December 31, 2015 other assets were $127.2 million.

An indemnification asset was created when the Company acquired FDIC covered loans. Effective July 27, 2016, the Company reached an agreement with the FDIC terminating the remaining loss-share agreements. The indemnification asset represented the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that were covered by loss sharing agreements with the FDIC. When the Company experienced a loss on the covered loans and subsequently requested reimbursement of the loss from the FDIC, the indemnification asset was reduced by the FDIC reimbursable amount. A corresponding claim receivable was consequently recorded in other assets until the cash was received from the FDIC. The FDIC indemnification asset was zero and approximately $9.3 million at September 30, 2016 and December 31, 2015, respectively. The FDIC claims receivable was zero and approximately $3.2 million at September 30, 2016 and December 31, 2015, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $111.0 million and $97.5 million at September 30, 2016 and December 31, 2015, respectively, and are accounted for at cost.

8.	Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $582.1 million and $503.3 million at September 30, 2016 and December 31, 2015, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $838.8 million and $885.3 million at September 30, 2016 and December 31, 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.1 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.2 million and $3.8 million for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and December 31, 2015, brokered deposits were $477.6 million and $199.3 million, respectively.

Deposits totaling approximately $1.18 billion and $1.25 billion at September 30, 2016 and December 31, 2015, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.	Securities Sold Under Agreements to Repurchase

At September 30, 2016 and December 31, 2015, securities sold under agreements to repurchase totaled $109.4 million and $128.4 million, respectively. For the three-month periods ended September 30, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $118.2 million and $143.7 million, respectively. For the nine-month periods ended September 30, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $121.0 million and $163.7 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $109.4 million and $128.4 million at September 30, 2016 and December 31, 2015, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables:

	September 30, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$833	$—	$—	$—	$833
Mortgage-backed securities	22,133	—	—	—	22,133
State and political subdivisions	85,586	—	—	—	85,586
Other securities	798	—	—	—	798

Total borrowings	$109,350	$—	$—	$—	$109,350

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$7,216	$—	$—	$—	$7,216
Mortgage-backed securities	54,512	—	—	—	54,512
State and political subdivisions	65,294	—	—	—	65,294
Other securities	1,367	—	—	—	1,367

Total borrowings	$128,389	$—	$—	$—	$128,389

10.	FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $1.42 billion and $1.41 billion at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $155.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all of the outstanding balance was issued as long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.36% to 5.96% and are secured by loans and investments securities. Maturities of borrowings as of September 30, 2016 include: 2016 – $155.7 million; 2017 – $515.5 million; 2018 – $459.2 million; 2019 – $143.1 million; 2020 – $146.4 million; after 2020 – $464,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $226.2 million and $261.1 million at September 30, 2016 and December 31, 2015, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2016 and December 31, 2015, respectively.

11.	Other Borrowings

The Company had zero other borrowings at September 30, 2016. Additionally, the Company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at September 30, 2016 and December 31, 2015 was zero.

12.	Subordinated Debentures

Subordinated debentures at September 30, 2016 and December 31, 2015 consisted of guaranteed payments on trust preferred securities with the following components:

	As of September 30,	As of December 31,
	2016	2015
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Current:
Federal	$15,523	$18,873	$53,216	$47,403
State	3,083	3,749	10,570	9,416

Total current	18,606	22,622	63,786	56,819

Deferred:
Federal	5,739	(2,024)	10,400	1,200
State	1,140	(402)	2,066	238

Total deferred	6,879	(2,426)	12,466	1,438

Income tax expense	$25,485	$20,196	$76,252	$58,257

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.47)	(1.89)	(1.54)	(1.94)
Cash value of life insurance	(0.17)	(0.17)	(0.19)	(0.19)
State income taxes, net of federal benefit	4.07	4.02	4.07	4.01
Other	(0.55)	(0.86)	(0.11)	(0.25)

Effective income tax rate	36.88%	36.10%	37.23%	36.63%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,956	$27,153
Deferred compensation	3,175	3,505
Stock options	781	1,800
Real estate owned	2,117	1,988
Loan discounts	10,330	21,298
Tax basis premium/discount on acquisitions	15,098	15,772
Investments	2,206	2,637
Other	8,559	13,667

Gross deferred tax assets	72,222	87,820

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,541	3,946
Unrealized gain on securities available-for-sale	5,360	2,696
Core deposit intangibles	5,187	5,930
Indemnification asset	—	678
FHLB dividends	1,839	1,689
Other	1,860	1,316

Gross deferred tax liabilities	15,787	16,255

Net deferred tax assets	$56,435	$71,565

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida and New York. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2011.

14.	Common Stock, Compensation Plans and Other

On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

On April 21, 2016, the Company’s Board of Directors declared a two-for-one stock split to be paid in the form of a 100% stock dividend on June 8, 2016 (the “Payment Date”) to shareholders of record at the close of business on May 18, 2016. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on or about June 9, 2016. The stock split increased the Company’s total shares of common stock outstanding as of June 8, 2016 from 70,191,253 shares to 140,382,506 shares. All previously reported share and per share data included in filings subsequent to the Payment Date are restated to reflect the retroactive effect of this two-for-one stock split.

Stock Repurchases

During the first nine months of 2016, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of the Company’s common stock. During first nine months of 2016, the Company repurchased a total of 461,800 shares (split adjusted) with a weighted-average stock price of $19.15 per share (split adjusted). The 2016 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 3,618,256 shares (split adjusted). The remaining balance available for repurchase is 1,133,744 shares (split adjusted) at September 30, 2016.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares (split adjusted) to 11,288,000 shares (split adjusted). The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of September 30, 2016, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000 (split adjusted). At September 30, 2016, the Company had approximately 2,668,000 shares of common stock remaining available for future grants and approximately 5,119,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2016 was $14.0 million and $8.1 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.6 million as of September 30, 2016. For the first nine months of 2016, the Company has expensed approximately $1.0 million for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at September 30, 2016 and December 31, 2015 (split adjusted) and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2016		For the Year Ended December 31, 2015
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,794	12.71	1,810	$5.90
Granted	140	21.25	1,486	18.15
Forfeited/Expired	(14)	17.28	(40)	20.16
Exercised	(491)	3.44	(462)	2.90

Outstanding, end of period	2,429	15.05	2,794	12.71

Exercisable, end of period	646	8.29	960	$5.13

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended September 30, 2016 was $5.08 per share (split adjusted). The weighted-average fair value of options granted during the year ended December 31, 2015 was $4.28 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended	For the Year Ended
	September 30, 2016	December 31, 2015
Expected dividend yield	1.65%	1.60%
Expected stock price volatility	26.66%	25.91%
Risk-free interest rate	1.65%	1.74%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options (split adjusted) at September 30, 2016:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$1.96 to $2.66	39	1.65	2.45	39	2.45
$4.27 to $4.62	104	1.27	4.29	104	4.29
$5.08 to $6.56	251	3.21	5.94	215	5.84
$8.62 to $9.54	284	6.43	9.09	164	9.07
$14.71 to $16.86	262	8.01	16.00	70	16.19
$17.12 to $17.40	219	8.19	17.19	54	17.23
$18.46 to $18.46	1,050	8.90	18.46	—	—
$20.16 to $20.58	80	9.02	20.37	—	—
$21.25 to $21.25	140	9.56	21.25	—	—

	2,429			646

The table below summarized the activity for the Company’s restricted stock issued and outstanding (split adjusted) at September 30, 2016 and December 31, 2015 and changes during the period and year then ended:

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Beginning of year	975	514
Issued	244	704
Vested	(53)	(204)
Forfeited	(5)	(39)

End of period	1,161	975

Amount of expense for nine months and twelve months ended, respectively	$3,058	$2,511

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $12.7 million as of September 30, 2016.

15.	Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(In thousands)
Salaries and employee benefits	$25,623	$22,225	$75,018	$63,671
Occupancy and equipment	6,668	6,540	19,848	19,267
Data processing expense	2,791	2,619	8,221	8,101
Other operating expenses:
Advertising	866	906	2,422	2,342
Merger and acquisition expenses	—	474	—	1,891
FDIC loss share buy-out expense	3,849	—	3,849	—
Amortization of intangibles	762	988	2,370	3,217
Electronic banking expense	1,428	1,352	4,121	3,883
Directors’ fees	292	233	856	809
Due from bank service charges	319	291	961	792
FDIC and state assessment	1,502	1,276	4,394	3,844
Insurance	553	617	1,630	1,900
Legal and accounting	583	338	1,764	1,491
Other professional fees	1,137	947	3,106	1,995
Operating supplies	437	464	1,292	1,407
Postage	269	293	815	897
Telephone	449	444	1,391	1,418
Other expense	3,498	4,586	12,203	11,631

Total other operating expenses	15,944	13,209	41,174	37,517

Total non-interest expense	$51,026	$44,593	$144,261	$128,556

16.	Significant Estimates and Concentrations of Credit Risks

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses and certain concentrations of credit risk are reflected in Note 5, while deposit concentrations are reflected in Note 8.

The Company’s primary market areas are in Arkansas, Florida, South Alabama and Centennial CFG. The Company primarily grants loans to customers located within these markets unless the borrower has an established relationship with the Company.

The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.

Although the Company has a diversified loan portfolio, at September 30, 2016 and December 31, 2015, commercial real estate loans represented 57.6% and 60.0% of total loans receivable, respectively, and 316.2% and 332.4% of total stockholders’ equity, respectively. Residential real estate loans represented 22.4% and 24.4% of total loans receivable and 122.9% and 135.1% of total stockholders’ equity at September 30, 2016 and December 31, 2015, respectively.

Approximately 77.7% of the Company’s loans as of September 30, 2016, are to borrowers whose collateral is located in Alabama, Arkansas and Florida, the three primary states in which the Company has its branch locations. Additionally, 80.0% of the Company’s loans are real estate loans primarily in Arkansas, Florida and South Alabama.

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

At September 30, 2016 and December 31, 2015, commitments to extend credit of $1.85 billion and $1.43 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2016 and December 31, 2015, is $41.1 million and $24.3 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.	Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2016, the Company requested approximately $32.6 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 24.3% of the Company’s banking subsidiary’s earnings for the first nine months of 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2016, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2016, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.0%, 10.4%, 11.7%, and 12.6%, respectively, as of September 30, 2016.

19.	Additional Cash Flow Information

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2016	2015
	(In thousands)
Interest paid	$22,295	$14,759
Income taxes paid	66,450	53,310
Assets acquired by foreclosure	9,448	17,521

20.	Financial Instruments

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2016 and December 31, 2015, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2016 and 2015.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $86.5 million and $87.2 million as of September 30, 2016 and December 31, 2015, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $156,000 and $218,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended September 30, 2016 and 2015, respectively. The Company reversed approximately $457,000 and $524,000 of accrued interest receivable when impaired loans were put on non-accrual status during the nine months ended September 30, 2016 and 2015, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2016 and December 31, 2015, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $17.0 million and $19.1 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $3.8 million were remeasured during the nine months ended September 30, 2016, resulting in a write-down of approximately $1.1 million.

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

Loans receivable, net of impaired loans and allowance — For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for acquired loans are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan is amortizing. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

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

	September 30, 2016
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$296,160	$296,160	1
Federal funds sold	1,850	1,850	1
Investment securities – held-to-maturity	275,544	282,940	2
Loans receivable, net of impaired loans and allowance	6,949,455	6,893,148	3
Accrued interest receivable	29,398	29,398	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,717,467	$1,717,467	1
Savings and interest-bearing transaction accounts	3,792,229	3,792,229	1
Time deposits	1,330,597	1,321,216	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	109,350	109,350	1
FHLB and other borrowed funds	1,420,369	1,426,484	2
Accrued interest payable	1,907	1,907	1
Subordinated debentures	60,826	60,826	3

	December 31, 2015
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$255,823	$255,823	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	309,042	313,944	2
Loans receivable, net of impaired loans and allowance	6,425,543	6,380,927	3
FDIC indemnification asset	9,284	9,284	3
Accrued interest receivable	29,132	29,132	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,456,624	$1,456,624	1
Savings and interest-bearing transaction accounts	3,551,684	3,551,684	1
Time deposits	1,430,201	1,418,462	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	128,389	128,389	1
FHLB and other borrowed funds	1,405,945	1,410,019	2
Accrued interest payable	1,804	1,804	1
Subordinated debentures	60,826	60,826	3

21.	Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a lessee model that brings most leases on the balance sheet and aligns many of the underlying principles of the new lessor model with those in ASU 2014-09, the FASB’s new revenue recognition standard. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted for all entities. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. ASU 2014-10’s effective date and transition provisions are aligned with the requirements in ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact, if any, ASU 2016-10 will have on its financial position, results of operations, and its financial statement disclosures.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company is currently evaluating the impact, if any, ASU 2016-11 will have on its financial position, results of operations, and its financial statement disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-12’s effective date and transition provisions are aligned with the requirements in ASU 2014-09, which is not yet effective. The Company is currently evaluating the impact, if any, ASU 2016-12 will have on its financial position, results of operations, and its financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. ASU 2016-13 adds to U.S. GAAP an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position, results of operations, and its financial statement disclosures. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact, if any, ASU 2016-15 will have on its financial position, results of operations, and its financial statement disclosures.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2016, and the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2016 and 2015, and the related statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

November 4, 2016

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2016, we had, on a consolidated basis, total assets of $9.76 billion, loans receivable, net of $7.04 billion, total deposits of $6.84 billion, and stockholders’ equity of $1.30 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data(2))
Total assets	$9,764,238	$8,515,553	$9,764,238	$8,515,553
Loans receivable	7,112,291	6,005,589	7,112,291	6,005,589
Allowance for loan losses	76,370	63,659	76,370	63,659
Total deposits	6,840,293	5,953,014	6,840,293	5,953,014
Total stockholders’ equity	1,296,018	1,091,278	1,296,018	1,091,278
Net income	43,620	35,741	128,556	100,766
Basic earnings per share	0.31	0.26	0.92	0.74
Diluted earnings per share	0.31	0.26	0.91	0.74
Diluted earnings per share excluding intangible amortization(1)	0.31	0.27	0.92	0.76
Annualized net interest margin – FTE	4.86%	5.03%	4.83%	4.99%
Efficiency ratio	39.41	39.79	38.16	40.49
Annualized return on average assets	1.81	1.72	1.81	1.71
Annualized return on average common equity	13.62	13.23	13.83	12.86

(1)	See Table 24 “Diluted Earnings Per Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.
(2)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

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

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the three and nine-month periods ended September 30, 2016 and 2015:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)

Periods Tested:
Prior to 2015	$83,278	$58,535	$6,764
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—
December 31, 2015	—	—	—
March 31, 2016	4,319	—	—
June 30, 2016	2,539	—	—
September 30, 2016	2,514	—	—

Total	$121,172	$58,535	$6,764

Table 3: Financial Impact for the Three and Nine Months Ended September 30, 2016 and 2015

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Three Months Ended:
September 30, 2015	$7,347	$(2,109)	$(383)
September 30, 2016	5,939	—	—

Pre-tax earnings improvement	$(1,408)	$2,109	$383

Nine Months Ended:
September 30, 2015	$16,239	$(8,485)	$(1,148)
September 30, 2016	17,170	(912)	—

Pre-tax earnings improvement	$931	$7,573	$1,148

Results of Operations for Three Months Ended September 30, 2016 and 2015

Our net income increased $7.9 million, or 22.0%, to $43.6 million for the three-month period ended September 30, 2016, from $35.7 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.31 per share and $0.26 per share (split adjusted) for the three-month periods ended September 30, 2016 and 2015, respectively. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $46.0 million, and diluted earnings per share for the three months ended September 30, 2016 was $0.33 per share. The $10.2 million increase in net income, excluding FDIC loss share buy-out expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in third quarter of 2016, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin decreased from 5.03% for the three-month period ended September 30, 2015 to 4.86% for the three-month period ended September 30, 2016. The yield on loans was 5.84% and 6.08% for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, we recognized $11.9 million and $13.1 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was relatively flat at 4.25% and 4.24% for the three months ended September 30, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.10% and 5.07% for the three months ended September 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.23 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 39.41% for the three months ended September 30, 2016, compared to 39.79% for the same period in 2015. For the third quarter of 2016, our core efficiency ratio was 36.51%, which is improved from the 39.30% reported for third quarter of 2015. While we have realized the cost savings from our acquisitions and reduced costs from our recent branch closures, the improvement in the core efficiency ratio was primarily achieved through revenue from additional net interest income resulting from our acquisitions and our organic loan growth, plus growth in non-interest income and the buy-out of the FDIC loss share portfolio during the third quarter of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 1.81% for the three months ended September 30, 2016, compared to 1.72% for the same period in 2015. Our annualized return on average common equity was 13.62% for the three months ended September 30, 2016, compared to 13.23% for the same period in 2015. We have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2015 to 2016.

Results of Operations for Nine Months Ended September 30, 2016 and 2015

Our net income increased $27.8 million, or 27.6%, to $128.6 million for the nine-month period ended September 30, 2016, from $100.8 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.91 per share and $0.74 per share (split adjusted) for the nine-month periods ended September 30, 2016 and 2015, respectively. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $130.9 million and diluted earnings per share for the nine months ended September 30, 2016 was $0.93 per share. The $30.0 million increase in net income, excluding FDIC loss share buy-out expense, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth, plus growth in non-interest income and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by a slight increase in provision for loan losses during the first nine months of 2016 and an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin decreased from 4.99% for the nine-month period ended September 30, 2015 to 4.83% for the nine-month period ended September 30, 2016. For the nine months ended September 30, 2016 and 2015, we recognized $33.7 million and $34.4 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.24% and 4.23% for the nine months ended September 30, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.09% and 5.07% for the nine months ended September 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.45 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 38.16% for the nine months ended September 30, 2016, compared to 40.49% for the same period in 2015. For the first nine months of 2016, our core efficiency ratio was 36.75% which is improved from the 40.11% reported for the first nine months of 2015. While we have realized the cost savings from our acquisitions and reduced costs from our recent branch closures, the improvement in the core efficiency ratio was primarily achieved through revenue from additional net interest income resulting from our acquisitions and our organic loan growth, growth in non-interest income and the buy-out of the FDIC loss share portfolio during the third quarter of 2016. Core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 1.81% for the nine months ended September 30, 2016, compared to 1.71% for the same period in 2015. Our annualized return on average common equity was 13.83% for the nine months ended September 30, 2016, compared to 12.86% for the same period in 2015. As noted previously, we have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2015 to 2016.

Financial Condition as of and for the Period Ended September 30, 2016 and December 31, 2015

Our total assets as of September 30, 2016 increased $475.1 million to $9.76 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio increased $470.7 million to $7.11 billion as of September 30, 2016, from $6.64 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Stockholders’ equity increased $96.3 million to $1.30 billion as of September 30, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first nine months of 2016 was 10.7%. The increase in stockholders’ equity is primarily associated with the $93.1 million increase in retained earnings.

As of September 30, 2016, our non-performing loans decreased to $60.1 million, or 0.84%, of total loans from $63.5 million, or 0.96%, of total loans as of December 31, 2015. The allowance for loan losses as a percent of non-performing loans increased to 127.09% as of September 30, 2016, compared to 109.00% as of December 31, 2015. Non-performing loans from our Arkansas franchise were $25.1 million at September 30, 2016 compared to $28.3 million as of December 31, 2015. Non-performing loans from our Florida franchise were $33.9 million at September 30, 2016 compared to $35.1 million as of December 31, 2015. Non-performing loans from our Alabama franchise were $1.1 million at September 30, 2016 compared to $132,000 as of December 31, 2015. There were no non-performing loans from our Centennial CFG franchise.

As of September 30, 2016, our non-performing assets decreased to $77.1 million, or 0.79%, of total assets from $82.7 million, or 0.89%, of total assets as of December 31, 2015. Non-performing assets from our Arkansas franchise were $38.1 million at September 30, 2016 compared to $40.3 million as of December 31, 2015. Non-performing assets from our Florida franchise were $37.3 million at September 30, 2016 compared to $41.5 million as of December 31, 2015. Non-performing assets from our Alabama franchise were $1.7 million at September 30, 2016 compared to $892,000 as of December 31, 2015. There were no non-performing assets from our Centennial CFG franchise.

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

Loans Receivable and Allowance for Loan Losses. Except for loans acquired during our acquisitions, substantially all of our loans receivable are reported at their outstanding principal balance adjusted for any charge-offs, as it is management’s intent to hold them for the foreseeable future or until maturity or payoff, except for mortgage loans held for sale. Interest income on loans is accrued over the term of the loans based on the principal balance outstanding.

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

Acquisition Accounting, Acquired Loans and Related Indemnification Asset. We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the purchased loans incorporates assumptions regarding credit risk. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the purchased credit impaired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques. We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased and if so, recognize a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, we adjust the amount of accretable yield recognized on a prospective basis over the pool’s remaining life.

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

In connection with this acquisition of loans, we opened a loan production office on April 23, 2015 in New York City, which became a branch on September 1, 2016. Through the New York office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of September 30, 2016 and December 31, 2015, Centennial CFG had $963.8 million and $715.7 million in total loans net of discount, respectively. Centennial CFG currently anticipates building this loan portfolio to approximately $1.5 billion with no predetermined time frame set to accomplish this goal. We will consider strategic loan growth opportunities on a case by case basis as they present themselves.

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

Termination of Remaining Loss-Share Agreements

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability, and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016. It will, however, create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

Future Acquisitions

In our continuing evaluation of our growth plans, we believe properly priced bank acquisitions can complement our organic growth and de novo branching. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions. However, as financial opportunities in other market areas arise, we may expand into those areas.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During the third quarter of 2016, we added deposit operations to our loan production office in New York City and opened one branch location in Davie, Florida.

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

As of September 30, 2016, we had 77 branches in Arkansas, 59 branches in Florida, 6 branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015

Our net income increased $7.9 million, or 22.0%, to $43.6 million for the three-month period ended September 30, 2016, from $35.7 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.31 per share and $0.26 per share (split adjusted) for the three-month periods ended September 30, 2016 and 2015, respectively. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $46.0 million, and diluted earnings per share for the three months ended September 30, 2016 was $0.33 per share. The $10.2 million increase in net income, excluding FDIC loss share buy-out expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in third quarter of 2016, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our net income increased $27.8 million, or 27.6%, to $128.6 million for the nine-month period ended September 30, 2016, from $100.8 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $0.91 per share and $0.74 per share (split adjusted) for the nine-month periods ended September 30, 2016 and 2015, respectively. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $130.9 million and diluted earnings per share for the nine months ended September 30, 2016 was $0.93 per share. The $30.0 million increase in net income, excluding FDIC loss share buy-out expense, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth, plus growth in non-interest income and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by a slight increase in provision for loan losses during the first nine months of 2016 and an increase in the costs associated with the asset growth when compared to the same period in 2015.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month periods ended September 30, 2016 and 2015).

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

Our GAAP net interest margin decreased from 5.03% for the three-month period ended September 30, 2015 to 4.86% for the three-month period ended September 30, 2016. The yield on loans was 5.84% and 6.08% for the three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016 and 2015, we recognized $11.9 million and $13.1 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was relatively flat at 4.25% and 4.24% for the three months ended September 30, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.10% and 5.07% for the three months ended September 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.23 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our GAAP net interest margin decreased from 4.99% for the nine-month period ended September 30, 2015 to 4.83% for the nine-month period ended September 30, 2016. For the nine months ended September 30, 2016 and 2015, we recognized $33.7 million and $34.4 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.24% and 4.23% for the nine months ended September 30, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.09% and 5.07% for the nine months ended September 30, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.45 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Net interest income on a fully taxable equivalent basis increased $12.5 million, or 13.4%, to $105.5 million for the three-month period ended September 30, 2016, from $93.0 million for the same period in 2015. This increase in net interest income for the three-month period ended September 30, 2016 was the result of a $14.6 million increase in interest income offset by a $2.2 million increase in interest expense. The $14.6 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $18.4 million. The lower yield on our loans resulted in an approximately $3.8 million decrease in interest income. The $2.2 million increase in interest expense for the three-month period ended September 30, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $998,000. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in an approximately $1.2 million increase in interest expense.

Net interest income on a fully taxable equivalent basis increased $47.3 million, or 18.1%, to $308.6 million for the nine-month period ended September 30, 2016, from $261.3 million for the same period in 2015. This increase in net interest income for the nine-month period ended September 30, 2016 was the result of a $54.4 million increase in interest income offset by a $7.1 million increase in interest expense. The $54.4 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $64.6 million. The lower yield on our loans resulted in an approximately $10.2 million decrease in interest income. The $7.1 million increase in interest expense for the nine-month period ended September 30, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $4.5 million. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in approximately $2.6 million increase in interest expense.

Additional information and analysis for our net interest margin can be found in Tables 20 through 22 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 4 and 5 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2016 and 2015, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2016, compared to the same periods in 2015.

Table 4: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest income	$111,375	$96,653	$325,149	$270,845
Fully taxable equivalent adjustment	1,869	1,951	5,816	5,685

Interest income – fully taxable equivalent	113,244	98,604	330,965	276,530
Interest expense	7,722	5,562	22,398	15,234

Net interest income – fully taxable equivalent	$105,522	$93,042	$308,567	$261,296

Yield on earning assets – fully taxable equivalent	5.21%	5.33%	5.18%	5.28%
Cost of interest-bearing liabilities	0.46	0.39	0.45	0.37
Net interest spread – fully taxable equivalent	4.75	4.94	4.73	4.91
Net interest margin – fully taxable equivalent	4.86	5.03	4.83	4.99

Table 5: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016 vs. 2015	2016 vs. 2015
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$18,412	$64,664
Increase (decrease) in interest income due to change in earning asset yields	(3,772)	(10,229)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(998)	(4,546)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(1,162)	(2,618)

Increase (decrease) in net interest income	$12,480	$47,271

Table 6 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2016 and 2015, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 6: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2016			2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$110,993	$117	0.42%	$78,783	$32	0.16%
Federal funds sold	1,136	2	0.70	5,293	4	0.30
Investment securities – taxable	1,177,284	5,583	1.89	1,129,453	5,157	1.81
Investment securities – non-taxable	328,979	4,407	5.33	326,069	4,557	5.54
Loans receivable	7,027,634	103,135	5.84	5,800,688	88,854	6.08

Total interest-earning assets	8,646,026	113,244	5.21	7,340,286	98,604	5.33

Non-earning assets	956,337			890,551

Total assets	$9,602,363			$8,230,837

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,721,019	$2,268	0.24%	$3,157,279	$1,514	0.19%
Time deposits	1,361,589	1,772	0.52	1,320,995	1,531	0.46

Total interest-bearing deposits	5,082,608	4,040	0.32	4,478,274	3,045	0.27

Federal funds purchased	—	—	—	1,250	1	0.32
Securities sold under agreement to repurchase	118,183	142	0.48	143,672	146	0.40
FHLB and other borrowed funds	1,357,716	3,139	0.92	1,044,369	2,030	0.77
Subordinated debentures	60,826	401	2.62	60,826	340	2.22

Total interest-bearing liabilities	6,619,333	7,722	0.46	5,728,391	5,562	0.39

Non-interest bearing liabilities
Non-interest bearing deposits	1,663,621			1,371,924
Other liabilities	45,332			58,729

Total liabilities	8,328,286			7,159,044
Stockholders’ equity	1,274,077			1,071,793

Total liabilities and stockholders’ equity	$9,602,363			$8,230,837

Net interest spread			4.75%			4.94%
Net interest income and margin		$105,522	4.86%		$93,042	5.03%

Table 6: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2016			2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$110,893	$325	0.39%	$104,764	$167	0.21%
Federal funds sold	1,895	7	0.49	8,276	15	0.24
Investment securities – taxable	1,174,998	16,178	1.84	1,097,901	15,830	1.93
Investment securities – non-taxable	333,336	13,616	5.46	327,040	13,604	5.56
Loans receivable	6,909,240	300,839	5.82	5,461,573	246,914	6.04

Total interest-earning assets	8,530,362	330,965	5.18	6,999,554	276,530	5.28

Non-earning assets	968,553			894,092

Total assets	$9,498,915			$7,893,646

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,664,401	$6,426	0.23%	$3,116,308	$4,564	0.20%
Time deposits	1,382,657	5,102	0.49	1,358,539	5,050	0.50

Total interest-bearing deposits	5,047,058	11,528	0.31	4,474,847	9,614	0.29

Federal funds purchased	312	2	0.86	863	3	0.46
Securities sold under agreement to repurchase	120,966	421	0.46	163,718	481	0.39
FHLB and other borrowed funds	1,376,145	9,283	0.90	788,393	4,133	0.70
Subordinated debentures	60,826	1,164	2.56	60,826	1,003	2.20

Total interest-bearing liabilities	6,605,307	22,398	0.45	5,488,647	15,234	0.37

Non-interest bearing liabilities
Non-interest bearing deposits	1,596,603			1,315,160
Other liabilities	55,411			41,982

Total liabilities	8,257,321			6,845,789
Stockholders’ equity	1,241,594			1,047,857

Total liabilities and stockholders’ equity	$9,498,915			$7,893,646

Net interest spread			4.73%			4.91%
Net interest income and margin		$308,567	4.83%		$261,296	4.99%

Table 7 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 7: Volume/Rate Analysis

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 over 2015			2016 over 2015
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$17	$68	$85	$11	$147	$158
Federal funds sold	(5)	3	(2)	(17)	9	(8)
Investment securities – taxable	223	203	426	1,082	(734)	348
Investment securities – non-taxable	41	(191)	(150)	259	(247)	12
Loans receivable	18,136	(3,855)	14,281	63,329	(9,404)	53,925

Total interest income	18,412	(3,772)	14,640	64,664	(10,229)	54,435

Interest expense:
Interest-bearing transaction and savings deposits	299	455	754	877	985	1,862
Time deposits	48	193	241	89	(37)	52
Federal funds purchased	—	(1)	(1)	—	(1)	(1)
Securities sold under agreement to repurchase	(28)	24	(4)	(139)	79	(60)
FHLB borrowed funds	679	430	1,109	3,719	1,431	5,150
Subordinated debentures	—	61	61	—	161	161

Total interest expense	998	1,162	2,160	4,546	2,618	7,164

Increase (decrease) in net interest income	$17,414	$(4,934)	$12,480	$60,118	$(12,847)	$47,271

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

There was $5.5 million and $16.9 million of provision for loan losses for the three and nine months ended September 30, 2016, respectively. There was $7.1 million and $16.3 million of provision for loan losses for the three and nine months ended September 30, 2015, respectively.

We experienced a $1.6 million decrease in the provision for loan losses during the third quarter of 2016 versus the third quarter of 2015. This $1.6 million decrease is primarily a result of lower organic loan growth versus the third quarter of 2015.

We experienced a $631,000 increase in the provision for loan losses during the first nine months of 2016 versus the first nine months of 2015. This $631,000 increase is primarily a result of additional provisioning from higher net charge-offs offset by lower organic loan growth versus the first nine months of 2015.

Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all purchased loans being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans payoff or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K was used for these loans. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $22.0 million and $63.2 million for the three and nine-month periods ended September 30, 2016, compared to $16.5 million and $48.2 million for the same periods in 2015, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 8 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2016 and 2015, respectively, as well as changes for the three and nine-month periods ended September 30, 2016 compared to the same period in 2015.

Table 8: Non-Interest Income

	Three Months Ended				Nine Months Ended
	September 30,		2016 Change		September 30,		2016 Change
	2016	2015	from 2015		2016	2015	from 2015
	(Dollars in thousands)
Service charges on deposit accounts	$6,527	$6,250	$277	4.4%	$18,607	$17,724	$883	5.0%
Other service charges and fees	7,504	6,644	860	12.9	22,589	19,359	3,230	16.7
Trust fees	365	398	(33)	(8.3)	1,128	2,016	(888)	(44.0)
Mortgage lending income	3,932	3,132	800	25.5	10,276	8,019	2,257	28.1
Insurance commissions	534	548	(14)	(2.6)	1,808	1,755	53	3.0
Increase in cash value of life insurance	344	268	76	28.4	1,092	871	221	25.4
Dividends from FHLB, FRB, Bankers’ bank & other	808	433	375	86.6	2,147	1,267	880	69.5
Gain on acquisitions	—	—	—	—	—	1,635	(1,635)	(100.0)
Gain on sale of SBA loans	364	151	213	141.1	443	151	292	193.4
Gain (loss) on sale of branches, equipment and other assets, net	(86)	(266)	180	67.7	701	(237)	938	395.8
Gain (loss) on OREO, net	132	(40)	172	430.0	(713)	190	(903)	(475.3)
Gain (loss) on securities, net	—	—	—	—	25	4	21	525.0
FDIC indemnification accretion/(amortization), net	—	(1,994)	1,994	100.0	(772)	(8,152)	7,380	90.5
Other income	1,590	1,021	569	55.7	5,892	3,640	2,252	61.9

Total non-interest income	$22,014	$16,545	$5,469	33.1%	$63,223	$48,242	$14,981	31.1%

Non-interest income increased $5.5 million, or 33.1%, to $22.0 million for the three-month period ended September 30, 2016 from $16.5 million for the same period in 2015. Non-interest income increased $15.0 million, or 31.1%, to $63.2 million for the nine-month period ended September 30, 2016 from $48.2 million for the same period in 2015. Non-interest income excluding gain on acquisitions increased $16.6 million, or 35.7%, to $63.2 million for the nine months ended September 30, 2016 from $46.6 million for the same period in 2015.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, mortgage lending, dividends, gain (loss) on sale of branches, equipment and other assets, net, net changes in OREO gains and losses, amortization on our FDIC indemnification asset and other income.

Additional details for the three months ended September 30, 2016 on some of the more significant changes are as follows:

•	The $860,000 increase in other service charges and fees is primarily from our 2015 acquisitions plus additional loan payoff fees generated by Centennial CFG.

•	The $800,000 increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $375,000 increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $2.0 million increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

•	Other income for the third quarter of 2016 includes loan recoveries of approximately $642,000 on historical losses.

Additional details for the nine months ended September 30, 2016 on some of the more significant changes are as follows:

•	The $883,000 increase in service charges on deposit accounts primarily results from an increase in overdraft fees from additional volume from our 2015 acquisitions and deposit growth.

•	The $3.2 million increase in other service charges and fees is primarily from our 2015 acquisition plus additional loan payoff fees generated by Centennial CFG.

•	The $888,000 decrease in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $2.3 million increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $880,000 increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in the FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $938,000 increase in gain (loss) on sale of branches, equipment and other assets, net is primarily associated with a gain on the sale of our Clermont, Florida branch location and a gain on the sale of a piece of software for $738,000 and $102,000, respectively, during the second quarter of 2016 offset by a $55,000 loss on sale of a vacant property from closed branches during the first quarter of 2016.

•	The $903,000 million decrease in gain (loss) on OREO is primarily related to the revaluation of seven OREO properties during the second quarter of 2016 versus realizing a gain on sale from an OREO properties acquired during our historical acquisitions in the first quarter of 2015.

•	The $7.4 million increase in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

•	Other income includes loan recoveries of $591,000 on our former FDIC covered transactions, $244,000 on other purchased loans and $925,000 on other historical losses.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 9 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2016 and 2015, as well as changes for the three and nine-month periods ended September 30, 2016 compared to the same periods in 2015.

Table 9: Non-Interest Expense

	Three Months Ended				Nine Months Ended
	September 30,		2016 Change		September 30,		2016 Change
	2016	2015	from 2015		2016	2015	from 2015
	(Dollars in thousands)
Salaries and employee benefits	$25,623	$22,225	$3,398	15.3%	$75,018	$63,671	$11,347	17.8%
Occupancy and equipment	6,668	6,540	128	2.0	19,848	19,267	581	3.0
Data processing expense	2,791	2,619	172	6.6	8,221	8,101	120	1.5
Other operating expenses:
Advertising	866	906	(40)	(4.4)	2,422	2,342	80	3.4
Merger and acquisition expenses	—	474	(474)	(100.0)	—	1,891	(1,891)	(100.0)
FDIC loss share buy-out expense	3,849	—	3,849	—	3,849	—	3,849	—
Amortization of intangibles	762	988	(226)	(22.9)	2,370	3,217	(847)	(26.3)
Electronic banking expense	1,428	1,352	76	5.6	4,121	3,883	238	6.1
Directors’ fees	292	233	59	25.3	856	809	47	5.8
Due from bank service charges	319	291	28	9.6	961	792	169	21.3
FDIC and state assessment	1,502	1,276	226	17.7	4,394	3,844	550	14.3
Insurance	553	617	(64)	(10.4)	1,630	1,900	(270)	(14.2)
Legal and accounting	583	338	245	72.5	1,764	1,491	273	18.3
Other professional fees	1,137	947	190	20.1	3,106	1,995	1,111	55.7
Operating supplies	437	464	(27)	(5.8)	1,292	1,407	(115)	(8.2)
Postage	269	293	(24)	(8.2)	815	897	(82)	(9.1)
Telephone	449	444	5	1.1	1,391	1,418	(27)	(1.9)
Other expense	3,498	4,586	(1,088)	(23.7)	12,203	11,631	572	4.9

Total non-interest expense	$51,026	$44,593	$6,433	14.4%	$144,261	$128,556	$15,705	12.2%

Non-interest expense increased $6.4 million, or 14.4%, to $51.0 million for the three months ended September 30, 2016 from $44.6 million for the same period in 2015. Non-interest expense increased $15.7 million, or 12.2%, to $144.3 million for the nine months ended September 30, 2016 from $128.6 million for the same period in 2015. Non-interest expense, excluding merger expenses and FDIC loss share buy-out expense, was $140.4 million for the nine months ended September 30, 2016 compared to $126.7 million for the same period in 2015.

The change in non-interest expense for 2016 when compared to 2015 is primarily related to the completion of our 2015 acquisitions, the opening of the Centennial CFG loan production office during the second quarter of 2015, write-downs on vacant properties from closed branches and the normal increased cost of doing business.

The Centennial CFG loan production office incurred $3.7 million and $10.5 million of non-interest expense during the three and nine months ended September 30, 2016, respectively, compared to $2.5 million and $4.8 million of non-interest expense during the three and nine months ended September 30, 2015. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During the third quarter and first nine months of 2016, the Company had write-downs on vacant property from closed branches of zero and approximately $1.9 million, respectively. These write-downs are included in other expense.

Income Taxes

The income tax expense increased $5.3 million, or 26.2%, to $25.5 million for the three-month period ended September 30, 2016, from $20.2 million for the same period in 2015. The income tax expense increased $18.0 million, or 30.9%, to $76.3 million for the nine-month period ended September 30, 2016, from $58.3 million for the same period ended in 2015. The effective income tax rate was 36.88% and 37.23% for the three and nine-month periods ended September 30, 2016, compared to 36.10% and 36.63% for the same periods in 2015. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Condition as of and for the Period Ended September 30, 2016 and December 31, 2015

Our total assets as of September 30, 2016 increased $475.1 million to $9.76 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio increased $470.7 million to $7.11 billion as of September 30, 2016, from $6.64 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Stockholders’ equity increased $96.3 million to $1.30 billion as of September 30, 2016, compared to $1.20 billion as of December 31, 2015. The annualized improvement in stockholders’ equity for the first nine months of 2016 was 10.7%. The increase in stockholders’ equity is primarily associated with the $93.1 million increase in retained earnings.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $7.03 billion and $5.80 billion during the three-month periods ended September 30, 2016 and 2015, respectively. Our loan portfolio averaged $6.91 billion and $5.46 billion during the nine-month periods ended September 30, 2016 and 2015, respectively. Loans receivable were $7.11 billion as of September 30, 2016 compared to $6.64 billion as of December 31, 2015, which is a $470.7 million, or 9.5%, annualized increase.

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

We produced approximately $470.7 million of organic loan growth since December 31, 2015, of which $248.0 million is associated with Centennial CFG with the remaining $222.7 million being associated with loan originations in the legacy footprint. Centennial CFG had total loans of $963.8 million at September 30, 2016.

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

During 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. As a result, $57.4 million of these loans including their associated discounts previously classified as covered loans migrated to non-covered loans status during 2016.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, commercial and industrial and agricultural loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.50 billion, $2.40 billion, $245.5 million and $963.8 million as of September 30, 2016 in Arkansas, Florida, Alabama and New York, respectively.

As of September 30, 2016, we had $454.7 million of construction land development loans which were collateralized by land. This consisted of $265.7 million for raw land and $189.0 million for land with commercial and or residential lots.

Table 10 presents our loans receivable balances by category as of the September 30, 2016 and December 31, 2015.

Table 10: Loans Receivable

	As of	As of
	September 30, 2016	December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$2,954,618	$2,968,335
Construction/land development	1,065,204	944,787
Agricultural	77,556	75,027
Residential real estate loans:
Residential 1-4 family	1,264,384	1,190,279
Multifamily residential	328,089	430,256

Total real estate	5,689,851	5,608,684
Consumer	42,487	52,258
Commercial and industrial	1,225,043	850,587
Agricultural	73,413	67,109
Other	81,497	62,933

Total loans receivable	$7,112,291	$6,641,571

As of acquisition date, we evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the 2013 acquisition of Liberty Bancshares (“Liberty”) in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of September 30, 2016, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $436.5 million ($447.1 million gross loans less $10.6 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of acquisition date, we evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of September 30, 2016, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $61.9 million ($84.2 million gross loans less $22.3 million discount). These purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

As of September 30, 2016, commercial real estate loans totaled $4.10 billion, or 57.6% of loans receivable, as compared to $3.99 billion, or 60.0% of loans receivable, as of December 31, 2015. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $1.96 billion, $1.53 billion, $128.8 million and $475.0 million at September 30, 2016, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 40.8% and 46.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2016. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2016, residential real estate loans totaled $1.59 billion, or 22.4%, of loans receivable, compared to $1.62 billion, or 24.4% of loans receivable, as of December 31, 2015. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $876.9 million, $621.0 million, $82.9 million and $11.7 million at September 30, 2016, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2016, consumer loans totaled $42.5 million, or 0.6% of loans receivable, compared to $52.3 million, or 0.8% of loans receivable, as of December 31, 2015. Consumer loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $26.9 million, $14.6 million, $1.0 million and zero at September 30, 2016, respectively.

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

As of September 30, 2016, commercial and industrial loans totaled $1.23 billion, or 17.2% of loans receivable, which is comparable to $850.6 million, or 12.8% of loans receivable, as of December 31, 2015. Commercial and industrial loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $515.3 million, $202.0 million, $30.7 million and $477.1 million at September 30, 2016, respectively.

Agricultural Loans. Agricultural loans include loans for financing agricultural production, including loans to businesses or individuals engaged in the production of timber, poultry, livestock or crops and are not categorized as part of real estate loans. Our agricultural loans are generally secured by farm machinery, livestock, crops, vehicles or other agricultural-related collateral. A portion of our portfolio of agricultural loans is comprised of loans to individuals which would normally be characterized as consumer loans except for the fact that the individual borrowers are primarily engaged in the production of timber, poultry, livestock or crops.

As of September 30, 2016, agricultural loans totaled $73.4 million, or 1.0% of loans receivable, compared to the $67.1 million, or 1.0% of loans receivable as of December 31, 2015. Agricultural loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $56.0 million, $17.4 million, zero and zero at September 30, 2016, respectively.

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

We have purchased loans with deteriorated credit quality in our September 30, 2016 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 11 below:

•	Allowance for loan losses to non-performing loans;

•	Non-performing loans to total loans; and

•	Non-performing assets to total assets.

On the date of acquisition, acquired credit-impaired loans are initially recognized at fair value, which incorporates the present value of amounts estimated to be collectible. As a result of the application of this accounting methodology, certain credit-related ratios, including those referenced above, may not necessarily be directly comparable with periods prior to the acquisition of the credit-impaired loans and non-performing assets, or comparable with other institutions.

Table 11 sets forth information with respect to our non-performing assets as of September 30, 2016 and December 31, 2015. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 11: Non-performing Assets

	As of	As of
	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Non-accrual loans	$39,353	$36,374
Loans past due 90 days or more (principal or interest payments)	20,737	27,137

Total non-performing loans	60,090	63,511

Other non-performing assets
Foreclosed assets held for sale, net	17,053	19,140
Other non-performing assets	—	38

Total other non-performing assets	17,053	19,178

Total non-performing assets	$77,143	$82,689

Allowance for loan losses to non-performing loans	127.09%	109.00%
Non-performing loans to total loans	0.84	0.96
Non-performing assets to total assets	0.79	0.89

Our non-performing loans are comprised of non-accrual loans and accruing loans that are contractually past due 90 days. Our bank subsidiary recognizes income principally on the accrual basis of accounting. When loans are classified as non-accrual, the accrued interest is charged off and no further interest is accrued, unless the credit characteristics of the loan improve. If a loan is determined by management to be uncollectible, the portion of the loan determined to be uncollectible is then charged to the allowance for loan losses.

Total non-performing loans were $60.1 million as of September 30, 2016, compared to $63.5 million as of December 31, 2015, for a decrease of $3.4 million. The $3.4 million decrease in non-performing loans is the result of a $3.2 million decrease in non-performing loans in our Arkansas market and a $1.2 million decrease in non-performing loans in our Florida market offset by a $976,000 increase in non-performing loans in our Alabama market. Non-performing loans at September 30, 2016 are $25.1 million, $33.9 million, $1.1 million and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2016, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2016. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of September 30, 2016, we had $21.6 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 16. Our Florida market contains $19.8 million and our Arkansas market contains $1.8 million of these restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2016, the amount of TDRs was $23.9 million, an increase of 31.1% from $18.2 million at December 31, 2015. As of September 30, 2016 and December 31, 2015, 90.7% and 81.2%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $17.0 million as of September 30, 2016, compared to $19.1 million as of December 31, 2015 for a decrease of $2.1 million. The foreclosed assets held for sale as of September 30, 2016 are comprised of $13.1 million of assets located in Arkansas, $3.4 million of assets located in Florida, $581,000 located in Alabama and zero from Centennial CFG.

During the first nine months of 2016, we had one foreclosed property with a carrying value greater than $1.0 million. This property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at September 30, 2016. The Company does not currently anticipate any additional losses on this property. As of September 30, 2016, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 12 shows the summary of foreclosed assets held for sale as of September 30, 2016 and December 31, 2015.

Table 12: Foreclosed Assets Held For Sale

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,632	$9,787
Construction/land development	4,631	5,286
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,218	3,847
Multifamily residential	572	220

Total foreclosed assets held for sale	$17,053	$19,140

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2016, average impaired loans were $88.7 million compared to $88.1 million as of December 31, 2015. As of September 30, 2016, impaired loans were $88.3 million compared to $91.6 million as of December 31, 2015, for a decrease of $3.3 million. This decrease is primarily associated with the decrease in loan balances with a specific allocation offset by an increase in the level of loans categorized as TDRs and non-performing loans. As of September 30, 2016, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $33.3 million, $53.8 million, $1.1 million and zero of the impaired loans, respectively.

We evaluated loans purchased in conjunction with our historical acquisitions for impairment in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected. Purchased credit impaired loans are not classified as non-performing assets for the recognition of interest income as the pools are considered to be performing. However, for the purpose of calculating the non-performing credit metrics, we have included all of the loans which are contractually 90 days past due and still accruing, including those in performing pools. Therefore, interest income, through accretion of the difference between the carrying amount of the loans and the expected cash flows, is being recognized on all purchased impaired loans.

All purchased loans with deteriorated credit quality are considered impaired loans at the date of acquisition. Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans are not classified as impaired. Since the loans are accounted for on a pooled basis under ASC 310-30, individual loans subsequently restructured within the pools are not classified as TDRs in accordance with ASC 310-30-40. For purchased loans with deteriorated credit quality that were deemed TDRs prior to our acquisition of them, these loans are also not considered TDRs as they are accounted for under ASC 310-30.

As of September 30, 2016 and December 31, 2015, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 13 shows the summary of non-accrual loans as of September 30, 2016 and December 31, 2015:

Table 13: Total Non-Accrual Loans

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,996	$15,811
Construction/land development	4,300	2,952
Agricultural	399	531
Residential real estate loans
Residential 1-4 family	20,419	12,574
Multifamily residential	408	870

Total real estate	34,522	32,738
Consumer	175	239
Commercial and industrial	3,595	2,363
Agricultural	679	—
Other	382	1,034

Total non-accrual loans	$39,353	$36,374

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $558,000 and $509,000 for the three-month periods ended September 30, 2016 and 2015, respectively, would have been recorded. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.7 million and $1.4 million for the nine-month periods ended September 30, 2016 and 2015, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three and nine-month periods ended September 30, 2016 and 2015 was considered immaterial.

Table 14 shows the summary of accruing past due loans 90 days or more as of September 30, 2016 and December 31, 2015:

Table 14: Loans Accruing Past Due 90 Days or More

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,015	$9,247
Construction/land development	3,543	4,176
Agricultural	—	30
Residential real estate loans
Residential 1-4 family	4,622	7,207
Multifamily residential	1	1

Total real estate	17,181	20,661
Consumer	67	46
Commercial and industrial	3,489	6,430
Agricultural	—	—
Other	—	—

Total loans accruing past due 90 days or more	$20,737	$27,137

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.84% and 0.96% as of September 30, 2016 and December 31, 2015, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $526.7 million from $6.28 billion at December 31, 2015 to $6.81 billion at September 30, 2016. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment increased from 0.99% at December 31, 2015 to 1.08% at September 30, 2016. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs increased to $4.4 million and $12.7 million for the three and nine months ended September 30, 2016, compared to $4.2 million and $11.5 million for the same periods in 2015. Total recoveries increased to $844,000 and $2.9 million for the three and nine months ended September 30, 2016, compared to $217,000 million and $2.4 million for the same periods in 2015. For the three months ended September 30, 2016, net charge-offs were $3.9 million for Arkansas, net recoveries were $347,000 for Florida, net recoveries were $16,000 for Alabama and net charge-offs were zero for Centennial CFG, equaling a net charge-off position of $3.5 million. For the nine months ended September 30, 2016, net charge-offs were $9.9 million for Arkansas, net recoveries were $149,000 for Florida, net charge-offs were $5,000 for Alabama, and net charge-offs were zero for Centennial CFG, equaling a net charge-off position of $9.8 million.

During the first nine months of 2016, there were $12.7 million in charge-offs and $2.9 million in recoveries. While these charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 15 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and nine-month periods ended September 30, 2016 and 2015.

Table 15: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$74,341	$60,258	$69,224	$55,011
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	741	1,785	2,590	4,132
Construction/land development	181	64	334	541
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	1,069	1,043	3,345	2,995
Multifamily residential	435	—	465	81

Total real estate	2,426	2,892	6,734	7,749
Consumer	23	401	131	507
Commercial and industrial	1,388	355	4,424	1,774
Agricultural	—	—	—	—
Other	514	569	1,376	1,448

Total loans charged off	4,351	4,217	12,665	11,478

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	380	(82)	608	729
Construction/land development	74	(90)	107	146
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	140	41	814	461
Multifamily residential	8	1	22	1

Total real estate	602	(130)	1,551	1,337
Consumer	19	18	55	58
Commercial and industrial	42	159	656	395
Agricultural	—	—	—	—
Other	181	170	644	603

Total recoveries	844	217	2,906	2,393

Net loans charged off (recovered)	3,507	4,000	9,759	9,085
Provision for loan losses	5,536	7,106	16,905	16,274
Increase (decrease) in FDIC indemnification asset	—	295	—	1,459

Balance, September 30	$76,370	$63,659	$76,370	$63,659

Net charge-offs (recoveries) to average loans receivable	0.20%	0.27%	0.19%	0.22%
Allowance for loan losses to total loans(1)	1.07	1.06	1.07	1.06
Allowance for loan losses to net charge-offs (recoveries)	547	401	586	524

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 23,” for additional information on non-GAAP tabular disclosure.

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

The changes for the period ended September 30, 2016 and the year ended December 31, 2015 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 16 presents the allocation of allowance for loan losses as of September 30, 2016 and December 31, 2015.

Table 16: Allocation of Allowance for Loan Losses

	As of September 30, 2016		As of December 31, 2015
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$24,562	41.6%	$26,330	44.7%
Construction/land development	10,726	15.0	10,782	14.3
Agricultural	528	1.1	468	1.1
Residential real estate loans:
Residential 1-4 family	14,121	17.8	12,552	17.9
Multifamily residential	1,904	4.6	2,266	6.5

Total real estate	51,841	80.1	52,398	84.5
Consumer	409	0.6	544	0.8
Commercial and industrial	14,605	17.2	9,324	12.8
Agricultural	4,247	1.0	4,463	1.0
Other	—	1.1	9	0.9
Unallocated	5,268	—	2,486	—

Total allowance for loan losses	$76,370	100.0%	$69,224	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.2 years as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, we had $275.5 million and $309.0 million of held-to-maturity securities, respectively. Of the $275.5 million of held-to-maturity securities as of September 30, 2016, $6.9 million were invested in U.S. Government-sponsored enterprises, $118.3 million were invested in mortgage-backed securities and $150.3 million were invested in state and political subdivisions. Of the $309.0 million of held-to-maturity securities as of December 31, 2015, $7.4 million were invested in U.S. Government-sponsored enterprises, $134.2 million were invested in mortgage-backed securities and $167.5 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.23 billion and $1.21 billion as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, $654.8 million, or 53.1%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $565.3 million, or 46.9%, of our available-for-sale securities as of December 31, 2015. To reduce our income tax burden, $220.8 million, or 17.9%, of our available-for-sale securities portfolio as of September 30, 2016, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $219.1 million, or 18.2%, of our available-for-sale securities as of December 31, 2015. Also, we had approximately $306.1 million, or 24.8%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2016, compared to $368.5 million, or 30.5%, of our available-for-sale securities as of December 31, 2015.

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

Deposits

Our deposits averaged $6.75 billion and $6.64 billion for the three and nine-month periods ended September 30, 2016. Total deposits as of September 30, 2016 were $6.84 billion, for an annualized increase of 8.3% from December 31, 2015. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 17 reflects the classification of the brokered deposits as of September 30, 2016 and December 31, 2015.

Table 17: Brokered Deposits

	September 30, 2016	December 31, 2015
	(In thousands)
Time Deposits	$70,003	$55,149
CDARS	22,611	26,920
Insured Cash Sweep and Other Transaction Accounts	385,009	117,185

Total Brokered Deposits	$477,623	$199,254

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

Table 18 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2016 and 2015.

Table 18: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,663,621	—%	$1,371,924	—%
Interest-bearing transaction accounts	3,243,984	0.27	2,717,417	0.21
Savings deposits	477,035	0.06	439,862	0.07
Time deposits:
$100,000 or more	880,098	0.60	762,285	0.50
Other time deposits	481,491	0.37	558,710	0.40

Total	$6,746,229	0.24%	$5,850,198	0.21%

	Nine Months Ended September 30,
	2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,596,603	—%	$1,315,160	—%
Interest-bearing transaction accounts	3,202,095	0.26	2,695,967	0.22
Savings deposits	462,306	0.06	420,341	0.06
Time deposits:
$100,000 or more	874,648	0.55	745,071	0.56
Other time deposits	508,009	0.39	613,468	0.42

Total	$6,643,661	0.23%	$5,790,007	0.22%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $19.0 million, or 14.8%, from $128.4 million as of December 31, 2015 to $109.4 million as of September 30, 2016.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.42 billion and $1.41 billion at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $155.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all of the outstanding balance was issued as long-term advances. Our remaining FHLB borrowing capacity was $888.5 million and $581.9 million as of September 30, 2016 and December 31, 2015, respectively. We received additional borrowing capacity due to an increase in loan volume since December 31, 2015. Maturities of borrowings as of September 30, 2016 include: 2016 – $155.7 million; 2017 – $515.5 million; 2018 – $459.2 million; 2019 – $143.1 million; 2020 – $146.4 million; after 2020 – $464,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of September 30, 2016 and December 31, 2015.

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

Stockholders’ Equity

Stockholders’ equity was $1.30 billion at September 30, 2016 compared to $1.20 billion at December 31, 2015, an annualized increase of 10.7%. The increase in stockholders’ equity is primarily associated with the $93.1 million increase in retained earnings plus the $4.1 million of comprehensive income offset by the $1.7 million of decrease in capital surplus as a result of the $8.8 million repurchase of common stock net of activity related to stock based compensation during the quarter. As of September 30, 2016 and December 31, 2015, our equity to asset ratio was 13.3% and 12.9%, respectively. Book value per share was $9.22 as of September 30, 2016, compared to $8.55 (split adjusted) as of December 31, 2015, a 10.5% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.09 per share and $0.075 per share (split adjusted) for each of the three-month periods ended September 30, 2016 and 2015, respectively. The common stock dividend payout ratio for the three months ended September 30, 2016 and 2015 was 28.97% and 28.44%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2016 and 2015 was 27.58% and 26.86%, respectively. For the fourth quarter of 2016, the Board of Directors declared a regular $0.09 per share quarterly cash dividend payable December 7, 2016, to shareholders of record November 16, 2016.

Two-for-One Stock Split. On April 21, 2016, our Board of Directors declared a two-for-one stock split paid in the form of a 100% stock dividend on June 8, 2016 to shareholders of record at the close of business on May 18, 2016. The additional shares were distributed by the Company’s transfer agent, Computershare, and the Company’s common stock began trading on a split-adjusted basis on the NASDAQ Global Select Market on June 9, 2016. The stock split increased the Company’s total shares of common stock outstanding as of June 8, 2016 from 70,191,253 shares to 140,382,506 shares.

All share and per share amounts reported prior to the two-for-one stock split have been restated to reflect the retroactive effect of the stock split.

Stock Repurchase Program. During the first nine months of 2016, we utilized a portion of our previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of our common stock. We repurchased a total of 461,800 shares (split adjusted) with a weighted-average stock price of $19.15 per share (split adjusted) during the first quarter of 2016. The Company repurchased 95,428 shares (split adjusted) at an average price of $18.16 per share (split adjusted) during January 2016, 364,572 shares (split adjusted) at an average price of $19.45 per share (split adjusted) during February 2016, and 1,800 shares (split adjusted) at an average price of $20.00 per share (split adjusted) during March 2016. No shares were repurchased during the second or third quarters of 2016. Shares repurchased to date under the program total 3,618,256 shares (split adjusted). The remaining balance available for repurchase is 1,133,744 shares (split adjusted) at September 30, 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2016 and December 31, 2015, we met all regulatory capital adequacy requirements to which we were subject.

Table 19 presents our risk-based capital ratios as of September 30, 2016 and December 31, 2015.

Table 19: Risk-Based Capital

	As of September 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,296,018	$1,199,757
Goodwill and core deposit intangibles, net	(388,801)	(385,957)
Unrealized (gain) loss on available-for-sale securities	(8,304)	(4,285)
Deferred tax assets	—	—

Total common equity Tier 1 capital	898,913	809,515
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	957,913	868,515

Tier 2 capital
Qualifying allowance for loan losses	76,370	69,224

Total Tier 2 capital	76,370	69,224

Total risk-based capital	$1,034,283	$937,739

Average total assets for leverage ratio	$9,213,562	$8,766,685

Risk weighted assets	$8,203,028	$7,710,439

Ratios at end of period
Common equity Tier 1 capital	10.96%	10.50%
Leverage ratio	10.40	9.91
Tier 1 risk-based capital	11.68	11.26
Total risk-based capital	12.61	12.16
Minimum guidelines
Common equity Tier 1 capital	4.50%	4.50%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	6.00	6.00
Total risk-based capital	8.00	8.00
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from our significant number of historical acquisitions (especially Liberty), we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net interest margin, efficiency ratio and the allowance for loan losses to total loans receivable.

Because of our significant number of historical acquisitions, our net interest margin and the allowance for loan losses to total loans receivable were impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting. The accretion and amortization affect certain operating ratios as we accrete loan discounts to interest income and amortize premiums and discounts on time deposits to interest expense.

We had $1.37 billion of purchased loans, which includes $108.0 million of discount for credit losses on purchased loans, at September 30, 2016. We have $37.3 million and $70.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of September 30, 2016. We had $2.16 billion of purchased loans, which includes $149.4 million of discount for credit losses on purchased loans, at December 31, 2015. For purchased financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased assets. While the discount for credit losses on purchased credit impaired loans is not available for credit losses on non-purchased credit impaired loans, management believes it is useful information to show the same accounting as if applied to all loans receivable, including those acquired in a business combination.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 20 through 23 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 20: Average Yield on Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest income on loans receivable – FTE	$103,135	$88,854	$300,839	$246,914
Purchase accounting accretion	11,576	12,852	32,590	33,755

Non-GAAP interest income on loans receivable – FTE	$91,559	$76,002	$268,249	$213,159

Average loans	$7,027,634	$5,800,688	$6,909,240	$5,461,573
Average purchase accounting loan discounts (1)	115,766	148,747	131,506	163,984

Average loans (non-GAAP)	$7,143,400	$5,949,435	$7,040,746	$5,625,557

Average yield on loans (reported)	5.84%	6.08%	5.82%	6.04%

Average contractual yield on loans (non-GAAP)	5.10	5.07	5.09	5.07

(1)	Balance includes $108.0 million and $148.9 million of discount for credit losses on purchased loans as of September 30, 2016 and 2015, respectively.

Table 21: Average Cost of Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Interest expense on deposits	$4,040	$3,045	$11,528	$9,614
Amortization of time deposit (premiums)/discounts, net	361	234	1,094	633

Non-GAAP interest expense on deposits	$4,401	$3,279	$12,622	$10,247

Average deposits	$5,082,608	$4,478,274	$5,047,058	$4,474,847
Average unamortized CD (premium)/discount, net	(732)	(1,107)	(1,096)	(1,062)

Average deposits (non-GAAP)	$5,081,876	$4,477,167	$5,045,962	$4,473,785

Average cost of deposits (reported)	0.32%	0.27%	0.31%	0.29%

Average contractual cost of deposits (non-GAAP)	0.34	0.29	0.33	0.31

Table 22: Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income – FTE	$105,522	$93,042	$308,567	$261,296
Total purchase accounting accretion	11,937	13,086	33,684	34,388

Non-GAAP net interest income – FTE	$93,585	$79,956	$274,883	$226,908

Average interest-earning assets	$8,646,026	$7,340,286	$8,530,362	$6,999,554
Average purchase accounting loan discounts (1)	115,766	148,747	131,506	163,984

Average interest-earning assets (non-GAAP)	$8,761,792	$7,489,033	$8,661,868	$7,163,538

Net interest margin (reported)	4.86%	5.03%	4.83%	4.99%

Net interest margin (non-GAAP)	4.25	4.24	4.24	4.23

(1)	Balance includes $108.0 million and $148.9 million of discount for credit losses on purchased loans as of September 30, 2016 and 2015, respectively.

Table 23: Allowance for Loan Losses to Total Loans Receivable

	As of September 30, 2016
	Net Loans Receivable	Total Purchased Loans	Total Loans Receivable
	(Dollars in thousands)
Loan balance reported (A)	$5,743,986	$1,368,305	$7,112,291
Loan balance reported plus discount (B)	5,743,986	1,476,322	7,220,308

Allowance for loan losses (C)	76,370	—	76,370
Discount for credit losses on purchased loans (D)	—	108,017	108,017

Total allowance for loan losses plus discount for credit losses on purchased loans (E)	$76,370	$108,017	$184,387

Allowance for loan losses to total loans receivable (C/A)	1.33%	N/A	1.07%
Discount for credit losses on purchased loans to purchased loans plus discount for credit losses on purchased loans (D/B)	N/A	7.32%	N/A
Allowance for loan losses plus discount for credit losses on purchased loans to total loans plus discount for credit losses on purchased loans (E/B)	N/A	N/A	2.55%

Note: Discount for credit losses on purchased credit impaired loans are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

	As of December 31, 2015
	Net Loans Receivable	Total Purchased Loans	Total Loans Receivable
	(Dollars in thousands)
Loan balance reported (A)	$4,482,601	$2,158,970	$6,641,571
Loan balance reported plus discount (B)	4,482,601	2,308,364	6,790,965

Allowance for loan losses (C)	69,224	—	69,224
Discount for credit losses on purchased loans (D)	—	149,394	149,394

Total allowance for loan losses plus discount for credit losses on purchased loans (E)	$69,224	$149,394	$218,618

Allowance for loan losses to total loans receivable (C/A)	1.54%	N/A	1.04%
Discount for credit losses on purchased loans to purchased loans plus discount for credit losses on purchased loans (D/B)	N/A	6.47%	N/A
Allowance for loan losses plus discount for credit losses on purchased loans to total loans plus discount for credit losses on purchased loans (E/B)	N/A	N/A	3.22%

Note: Discount for credit losses on purchased credit impaired loans are accounted for on a pool by pool basis and are not available to cover credit losses on non-acquired loans or other pools.

We had $397.1 million, $399.4 million, and $341.6 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2016, December 31, 2015 and September 30, 2015, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per share excluding intangible amortization, tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 24 through 28, respectively. All previously reported share and per share amounts have been restated to reflect the retroactive effect of the stock split.

Table 24: Diluted Earnings Per Share Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
GAAP net income	$43,620	$35,741	$128,556	$100,766
Intangible amortization after-tax	463	600	1,440	1,955

Earnings excluding intangible amortization	$44,083	$36,341	$129,996	$102,721

GAAP diluted earnings per share	$0.31	$0.26	$0.91	$0.74
Intangible amortization after-tax	—	0.01	0.01	0.02

Diluted earnings per share excluding intangible amortization	$0.31	$0.27	$0.92	$0.76

Table 25: Tangible Book Value Per Share

	As of September 30, 2016	As of December 31, 2015
	(In thousands, except per share data)
Book value per share: A/B	$9.22	$8.55
Tangible book value per share: (A-C-D)/B	6.40	5.71

(A) Total equity	$1,296,018	$1,199,757
(B) Shares outstanding	140,490	140,241
(C) Goodwill	$377,983	$377,983
(D) Core deposit and other intangibles	19,073	21,443

Table 26: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Return on average assets: A/C	1.81%	1.72%	1.81%	1.71%
Return on average assets excluding intangible amortization: B/(C-D)	1.91	1.83	1.91	1.82

(A) Net income	$43,620	$35,741	$128,556	$100,766
Intangible amortization after-tax	463	600	1,440	1,955

(B) Earnings excluding intangible amortization	$44,083	$36,341	$129,996	$102,721

(C) Average assets	$9,602,363	$8,230,837	$9,498,915	$7,893,646
(D) Average goodwill, core deposits and other intangible assets	397,429	342,009	398,195	343,099

Table 27: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Return on average equity: A/C	13.62%	13.23%	13.83%	12.86%
Return on average tangible equity excluding intangible amortization: B/(C-D)	20.01	19.76	20.59	19.49

(A) Net income	$43,620	$35,741	$128,556	$100,766
(B) Earnings excluding intangible amortization	44,083	36,341	129,996	102,721
(C) Average equity	1,274,077	1,071,793	1,241,594	1,047,857
(D) Average goodwill, core deposits and other intangible assets	397,429	342,009	398,195	343,099

Table 28: Tangible Equity to Tangible Assets

	As of September 30, 2016	As of December 31, 2015
	(Dollars in thousands)
Equity to assets: B/A	13.27%	12.92%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.60	9.00

(A) Total assets	$9,764,238	$9,289,122
(B) Total equity	1,296,018	1,199,757
(C) Goodwill	377,983	377,983
(D) Core deposit and other intangibles	19,073	21,443

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-fundamental items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses. In Table 29 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 29: Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net interest income (A)	$103,653	$91,091	$302,751	$255,611
Non-interest income (B)	22,014	16,545	63,223	48,242
Non-interest expense (C)	51,026	44,593	144,261	128,556
FTE Adjustment (D)	1,869	1,951	5,816	5,685
Amortization of intangibles (E)	762	988	2,370	3,217

Non-fundamental items:
Non-interest income:
Gain on acquisitions	$—	$—	$—	$1,635
Gain (loss) on OREO, net	132	(40)	(713)	190
Gain on sale of SBA loans	364	151	443	151
Gain (loss) on sale of branches, equipment and other assets, net	(86)	(266)	701	(237)
Gain (loss) on securities, net	—	—	25	4
Other income(1)	—	—	925	—

Total non-fundamental non-interest income (F)	410	(155)	1,381	1,743

Non-interest expense:
Merger expenses	$—	$474	$—	$1,891
FDIC buyout expense	3,849	—	3,849	—
Other expense(2)	—	—	1,914	—

Total non-fundamental non-interest expense (G)	$3,849	$474	$5,763	$1,891

Efficiency ratio (reported): ((C-E)/(A+B+D))	39.41%	39.79%	38.16%	40.49%

Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	36.51	39.30	36.75	40.11

(1)	Amount includes recoveries on historical losses.
(2)	Amount includes vacant properties write-downs.

Recently Issued Accounting Pronouncements

See Note 21 in the Condensed Notes to Consolidated Financial Statements for a discussion of certain recently issued and recently adopted accounting pronouncements.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2016, our cash and cash equivalents were $296.2 million, or 3.0% of total assets, compared to $255.8 million, or 2.8% of total assets, as of December 31, 2015. Our available-for-sale investment securities and federal funds sold were $1.24 billion and $1.21 billion as of September 30, 2016 and December 31, 2015, respectively.

As of September 30, 2016, our investment portfolio was comprised of approximately 79.8% or $1.20 billion of securities which mature in less than five years. As of September 30, 2016 and December 31, 2015, $1.30 billion and $1.25 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2016, our total deposits were $6.84 billion, or 70.1% of total assets, compared to $6.44 billion, or 69.3% of total assets, as of December 31, 2015. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of September 30, 2016 and December 31, 2015, we could have borrowed up to $115.9 million and $115.8 million, respectively, on a secured basis with the Federal Reserve, up to $30.0 million with Bankers’ Bank on an unsecured basis, and up to $30.0 million in the aggregate, with other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.42 billion and $1.41 billion at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016, $155.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all of the outstanding balance was issued as long-term advances. Our FHLB borrowing capacity was $888.5 million and $581.9 million as of September 30, 2016 and December 31, 2015, respectively.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2016, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 4.8%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base. As a result, our net interest income will have a positive effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 30 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2016.

Table 30: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$173,034	$—	$—	$—	$—	$—	$—	$173,034
Federal funds sold	1,850	—	—	—	—	—	—	1,850
Investment securities	239,538	100,612	75,282	116,035	231,343	387,800	358,203	1,508,813
Loans receivable	1,882,914	479,510	567,414	926,049	1,095,105	1,817,941	343,358	7,112,291

Total earning assets	2,297,336	580,122	642,696	1,042,084	1,326,448	2,205,741	701,561	8,795,988

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	531,586	296,206	444,309	888,617	557,093	540,265	534,153	3,792,229
Time deposits	148,297	131,998	201,038	379,333	327,211	140,644	2,076	1,330,597
Securities sold under repurchase agreements	109,350	—	—	—	—	—	—	109,350
FHLB and other borrowed funds	745,076	125,148	213	75,264	154,765	319,903	—	1,420,369
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,595,135	553,352	645,560	1,343,214	1,039,069	1,000,812	536,229	6,713,371

Interest rate sensitivity gap	$702,201	$26,770	$(2,864)	$(301,130)	$287,379	$1,204,929	$165,332	$2,082,617

Cumulative interest rate sensitivity gap	$702,201	$728,971	$726,107	$424,977	$712,356	$1,917,285	$2,082,617
Cumulative rate sensitive assets to rate sensitive liabilities	144.0%	133.9%	126.0%	110.3%	113.8%	131.0%	131.0%
Cumulative gap as a % of total earning assets	8.0%	8.3%	8.3%	4.8%	8.1%	21.8%	23.7%

Item 4:	CONTROLS AND PROCEDURES

Article I.	Evaluation of Disclosure Controls

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

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2016, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A: Risk Factors

Except for the risk factors set forth below, there were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2015. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Following the termination of our remaining loss-sharing agreements with the FDIC in July 2016, we determined that the following risk factors set forth in our Form 10-K for the year ended December 31, 2015 are no longer applicable:

•	Our loss-sharing agreements with the FDIC limit our ability to enter into certain change of control transactions, including the sale of significant amounts of our common stock by us or our shareholders, without the consent of the FDIC.

•	The expiration of our loss-sharing agreements in connection with our 2010 FDIC-assisted acquisitions may result in write-downs to our FDIC indemnification asset to the extent expected loan losses do not occur within the loss share coverage window, which could have a material adverse effect on our financial condition.

•	Our failure to fully comply with the loss-sharing provisions relating to our FDIC acquisitions could jeopardize the loss-share coverage afforded to certain individual or pools of assets, rendering us financially responsible for the full amount of any losses related to such assets.

In addition, the following risk factors have been materially updated to reflect the termination of the Company’s loss-sharing agreements with the FDIC and other recent developments:

Risks Related to Our Industry

If we exceed $10 billion in assets, we will be subject to increased regulatory requirements, which could materially and adversely affect us.

Based on our historic organic growth rates, we expect that our total assets and our bank subsidiary’s total assets could exceed $10 billion within the next year, likely during 2017. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the Consumer Financial Protection Bureau (“CFPB”) with respect to various federal consumer financial protection laws and regulations. Currently, our bank subsidiary is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1 of the year following the time when our total assets reach or exceed $10 billion, our bank subsidiary will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. In 2015, we collected $20.4 million in debit card interchange fees. We estimate that had we been subject to this limitation during 2015, our interchange fee revenue would have been reduced by approximately $7.0 million.

In anticipation of becoming subject to the heightened regulatory requirements, we have begun to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, and/or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank subsidiary’s total assets equal or exceed $10 billion at the end of four consecutive quarters. As a result, we may incur compliance-related costs before we might otherwise be required, including if we do not continue to grow at the rate we expect or at all. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

Risks Related to Our Business

If the value of real estate in our Florida markets were to once again deteriorate, a significant portion of our loans in our Florida market could become under-collateralized, which could have a material adverse effect on us.

As of September 30, 2016, loans in the Florida market totaled $2.4 billion, or 33.7% of our loans receivable. Of the Florida loans, approximately 89.8% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

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

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated June 25, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on June 27, 2013)

2.2	First Amendment to Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated July 31, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on August 2, 2013)

2.3	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.4	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.5	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.6	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.7	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business BancGroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date:	November 4, 2016	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	November 4, 2016	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer