Form 10-K
period 2016-12-31
HOME BANCSHARES INC
filed 2017-02-28
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2016

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2016, was $2.35 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $19.79.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 143,431,944 shares as of February 24, 2017.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2017 Annual Meeting to be held on April 20, 2017.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including as a result of initiatives of the newly elected administration of President Donald J. Trump;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	increased regulatory requirements and supervision that will apply as a result of our exceeding $10 billion in total assets;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	technological changes;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of any mergers, acquisitions or other transactions to which we or our subsidiaries may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses.

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

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we”, “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB”. We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2016 and 2015, commercial real estate loans represented 59.1% and 60.0% of gross loans and 328.9% and 332.4% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2016	2015	2014
		(In thousands)
Total assets	$9,808,465	$9,289,122	$7,403,272
Total deposits	6,942,427	6,438,509	5,423,971
Total revenue (interest income plus non-interest income)	523,588	442,934	380,650
Net income	177,146	138,199	113,063

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage”). Heritage was acquired through an FDIC-assisted transaction without loss share. In 2013, we acquired Liberty Bancshares, Inc. headquartered in Jonesboro, Arkansas. During 2014, we acquired Florida Traditions Bank headquartered in Dade City, Florida and Broward Financial Holdings, Inc. headquartered in Fort Lauderdale, Florida. During 2015, we acquired Doral Bank’s Florida Panhandle operations (“Doral Florida”), a pool of national commercial real estate loans, and Florida Business BancGroup, Inc., headquartered in Tampa, Florida. In connection with the acquisition of the pool of national commercial real estate loans, we opened a loan production office in New York City, which was converted to a branch in 2016, and created Centennial Commercial Finance Group (“Centennial CFG”). In February 2017, we have acquired Giant Holdings, Inc. headquartered in Fort Lauderdale, Florida, and we expect to complete our acquisition of The Bank of Commerce headquartered in Sarasota, Florida during the first quarter of 2017.

We believe many individuals and businesses prefer banking with a locally managed community bank capable of providing flexibility and quick decisions. The execution of our community banking strategy has allowed us to rapidly build our network of banking operations through acquisitions. The following summary provides additional details concerning our acquisitions during the previous five fiscal years.

Vision Bank – On February 16, 2012, Centennial Bank completed the acquisition of operating assets and liabilities of Vision Bank, a Florida state-chartered bank with its principal office located in Panama City, Florida (“Vision”), pursuant to a Purchase and Assumption Agreement, dated November 16, 2011, between the Company, Centennial, Park National Corporation, parent company of Vision, and Vision.

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

Heritage Bank of Florida – On November 2, 2012, Centennial Bank acquired all the deposits and substantially all the assets of Heritage from the FDIC, as receiver for Heritage. This transaction did not include any non-performing loans or other real estate owned of Heritage. In connection with the Heritage acquisition, Centennial Bank opted to not enter into a loss-sharing agreement with the FDIC.

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

Premier Bank – On December 1, 2012, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Premier Bank (“Premier”), a Florida state-chartered bank with its principal office located in Tallahassee, Florida, pursuant to an Asset Purchase Agreement with Premier Bank Holding Company, a Florida corporation and bank holding company (“PBHC”), dated August 14, 2012. The Company then merged Premier with and into Centennial Bank. The Company paid a purchase price to PBHC of $1,415,000 for the Premier acquisition. Prior to the acquisition, Premier conducted banking business from six locations in the Florida panhandle cities of Tallahassee (five) and Quincy (one). Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $264.8 million in assets, approximately $138.1 million in loans including loan discounts and approximately $246.3 million of deposits.

The Premier acquisition was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by PBHC with the United States Bankruptcy Court for the Northern District of Florida on August 14, 2012.

Liberty Bancshares, Inc. – On October 24, 2013, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Liberty Bancshares, Inc. (“Liberty”), parent company of Liberty Bank of Arkansas (“Liberty Bank”), and merged Liberty Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger dated June 25, 2013 among Home BancShares, Centennial Bank, Liberty, Liberty Bank and an acquisition subsidiary of Home BancShares, the shareholders of Liberty received approximately $290.1 million of the Company’s common stock valued at the time of the closing, plus approximately $30.0 million in cash, in exchange for all outstanding shares of Liberty common stock. The Company also repurchased all of Liberty’s SBLF preferred stock held by the U.S. Treasury shortly after the closing.

Prior to the acquisition, Liberty operated 46 banking offices located in Northeast Arkansas, Northwest Arkansas and Western Arkansas. Including the effects of the purchase accounting adjustments, Centennial Bank acquired approximately $2.82 billion in assets, approximately $1.73 billion in loans including loan discounts and approximately $2.13 billion of deposits.

Florida Traditions Bank – On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Florida Traditions Bank (“Traditions”) and merged Traditions into Centennial Bank. Under the terms of the Agreement and Plan of Merger dated April 25, 2014, by and among Home BancShares, Centennial Bank, and Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

Broward Financial Holdings, Inc. – On October 23, 2014, the Company completed its acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce (“Broward Bank”), and merged Broward Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among Home BancShares, Centennial Bank, Broward, Broward Bank and an acquisition subsidiary of Home BancShares, the shareholders of Broward received approximately $30.2 million of the Company’s common stock valued as of the closing date, plus $3.3 million in cash, in exchange for all outstanding shares of Broward common stock. The Company also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration, the amount and timing of which, if any, was dependent on future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. During the first quarter of 2016, we determined and reached an agreement with the Broward shareholders that no additional consideration is owed or will be paid to the Broward shareholders.

Prior to the acquisition, Broward Bank operated two banking locations in Fort Lauderdale, Florida. Including the effects of the purchase accounting adjustments, Broward had approximately $184.4 million in total assets, $121.1 million in total loans after $3.0 million of loan discounts, and $134.2 million in deposits.

Doral Bank’s Florida Panhandle Operations – On February 27, 2015, Centennial Bank, acquired in an FDIC-assisted transaction all the deposits and substantially all the assets of the Florida Panhandle operations of Doral Bank of San Juan, Puerto Rico (“Doral Florida”) through an alliance agreement with Banco Popular of Puerto Rico (“Popular”), who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC, as receiver for Doral Bank. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. The FDIC did not provide any loss-sharing with respect to these acquired assets.

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

Pool of National Commercial Real Estate Loans – On April 1, 2015, Centennial Bank, entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio and were transferred to the Seller by Popular upon its acquisition of the assets and liabilities of Doral Bank from the FDIC. This pool of loans is now managed by Centennial CFG, which is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a full branch on September 1, 2016.

Florida Business BancGroup, Inc. – On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received shares of the Company’s common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that the Company incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Including the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $564.5 million in total assets, $408.3 million in loans after $14.1 million of loan discounts, and $472.0 million in deposits.

For an additional discussion regarding the acquisitions of Traditions, Broward, Doral Florida, the pool of national commercial real estate loans and FBBI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For an additional discussion regarding the acquisition of Liberty, see Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014. For an additional discussion regarding the acquisitions of Vision, Heritage and Premier, see Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

Our Management Team

The following table sets forth, as of December 31, 2016, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank
John W. Allison	70	Chairman of the Board	Chairman of the Board
C. Randall Sims	62	Chief Executive Officer, President and Director	Director
Brian S. Davis	51	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director
Jennifer C. Floyd	42	Chief Accounting Officer and Investor Relations Officer	Chief Accounting Officer
Kevin D. Hester	53	Chief Lending Officer	Chief Lending Officer and Director
J. Stephen Tipton	35	Chief Operating Officer	Chief Operating Officer
Tracy M. French	55	Director	Chief Executive Officer, President and Director
Donna J. Townsell	46	Senior Executive Vice President	Senior Executive Vice President and Director of Marketing
Robert F. Birch, Jr.	66	__	Regional President
Russell D. Carter, III	41	__	Regional President
Jim Haynes	50	__	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•	Strategic acquisitions – Strategic acquisitions have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions, although we may expand into other areas if attractive financial opportunities in other market areas arise. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•	Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Additionally, through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2016, two de novo branches were opened. During the first quarter of 2017, we have plans to open a loan production office in Los Angeles under the management of Centennial CFG. We will continue to evaluate de novo opportunities during 2017 and make decisions on a case-by-case basis in the best interest of the shareholders. Overall, we expect the organic loan growth we experienced in 2016 to continue in all of our markets as the economic environment has improved.

Community Banking Philosophy

Our community banking philosophy consists of four basic principles:

•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.

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

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•	Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in our FDIC-assisted and non-FDIC-assisted acquisitions. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. As we work out problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in our newly acquired markets. Our core efficiency ratio has improved from 59.4% for the year ended 2008 to 36.6% for the year ended 2016. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, increasing revenue from organic loan growth, improving our cost savings from the acquisitions, implementing our efficiency study initiatives, streamlining the processes in our lending and retail operations and improving our purchasing power.

•	Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well-capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels above the regulatory capital requirements through our focus on these governing principles, which historically has allowed us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas

As of December 31, 2016, we conducted business principally through 76 branches in Arkansas, 59 branches in Florida, six branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2016, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,153,121	42.6%
Construction/land development	1,135,843	15.4
Agricultural	77,736	1.1
Residential real estate loans
Residential 1-4 family	1,356,136	18.4
Multifamily residential	340,926	4.6

Total real estate	6,063,762	82.1
Consumer	41,745	0.6
Commercial and industrial	1,123,213	15.2
Agricultural	74,673	1.0
Other	84,306	1.1

Total	$7,387,699	100.0%

Real Estate – Non-farm/Non-residential. Non-farm/non-residential real estate loans consist primarily of loans secured by income-producing properties, such as shopping/retail centers, hotel/motel properties, office buildings, and industrial/warehouse properties. Commercial lending on income-producing properties typically involves higher loan principal amounts, and the repayment of these loans is dependent, in large part, on sufficient income from the properties collateralizing the loans to cover operating expenses and debt service. This category of loans also includes specialized properties such as churches, marinas, and nursing homes. Additionally, we make commercial mortgage loans to entities to operate in these types of properties, and the repayment of these loans is dependent, in large part, on the cash flow generated by these entities in the operations of the business. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Real Estate – Construction/Land Development. This category of loans includes loans to residential and commercial developers to purchase raw land and to develop this land into residential and commercial land developments. In addition, this category includes construction loans for all of the types of real estate loans, including both commercial and residential. These loans are generally secured by a first lien on the real estate being purchased or developed. Often, the primary source of repayment will be the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 40.5% owner occupied 1-4 family properties and approximately 47.2% non-owner occupied 1-4 family properties (rental) as of December 31, 2016. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 49.0% inventory/accounts receivable financing, 18.9% equipment/vehicle financing and 32.1% other, including letters of credit at less than 1%, as of December 31, 2016. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2016, the maximum amount outstanding to a single borrower was $122.6 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $2,500 to $1.0 million for secured loans and from $1,000 to $100,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million secured on all loans and $500,000 unsecured on loan renewals.

•	Directors’ Loan Committee. Each region throughout our bank subsidiary has a Directors’ Loan Committee consisting of outside directors and senior lenders of that region. Generally, each region requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Regional Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6.0 million secured and $500,000 unsecured.

•	Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of three outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the in-house consolidated lending limit of $20.0 million.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 72 separate relationships that exceed this in-house limit.

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

Insurance

Centennial Insurance Agency, Inc. is an independent insurance agency, originally founded in 1959 and purchased by Centennial Bank in 2000. Centennial Insurance Agency writes policies for commercial and personal lines of business including insurance for property, casualty, life, health and employee benefits. It is subject to regulation by the Arkansas Insurance Department. The offices of Centennial Insurance Agency are currently located in Jacksonville, Cabot and Conway, Arkansas. In connection with the 2013 purchase of Liberty, we acquired Town and Country Insurance. Shortly after the acquisition of Liberty we merged Town and Country Insurance into Centennial Insurance Agency. As a result, all of the offices in Arkansas operated as Centennial Insurance Agency, Inc. at December 31, 2014. On January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The profitability on this book of business was immaterial.

Cook Insurance Agency, Inc. is an independent insurance agency, originally founded in 1913 and acquired by Centennial Bank in 2010 during our FDIC-assisted acquisition of Gulf State Community Bank. Cook Insurance Agency writes policies for commercial and personal lines of business including life insurance. It is subject to regulation by the Florida Insurance Department. The offices of Cook Insurance Agency are located in Apalachicola and Crawfordville, Florida.

The Company may merge the book of business of Cook Insurance Agency into the Centennial Insurance Agency at some point in the future.

Competition

As of December 31, 2016, we conducted business through 146 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Monroe, Leon, Hillsborough, Bay, Franklin, Broward, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Polk, Walton, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Pinellas, Santa Rosa, Sarasota, Seminole, Wakulla, counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2016, we had 1,503 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2017 staffing levels will be slightly higher than those at year end 2016 as we incorporate the acquisitions of Giant Holdings, Inc. and The Bank of Commerce into our Company and continue to achieve efficiencies throughout our Company. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

Many provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to adopt a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. These agencies are still in the process of promulgating the required regulations, and the studies and reports could potentially result in additional legislative or regulatory action. The substance and scope of these regulations therefore cannot be completely determined at this time. We expect our operating and compliance costs to continue to increase as a result of the Dodd-Frank Act and implementing its regulations. Finally, President Donald J. Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2016 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2016, our Tier 1 risk-based capital ratio was 12.01% and our total risk-based capital ratio was 12.97%. Thus, as of December 31, 2016, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%. As of December 31, 2016, our leverage ratio was 10.63%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. As of December 31, 2016, the Company’s common equity Tier 1 capital ratio was 11.30%. The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement will be effective January 1, 2019. As of January 1, 2016, the required capital conservation buffer was 0.625% of common equity Tier 1 capital to risk-weighted assets. The required capital conservation buffer increased to 1.25% as of January 1, 2017, and will further increase to 1.875% effective January 1, 2018. As of December 31, 2016, our capital conservation buffer was 4.97%.

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

Brokered Deposits. Under FDICIA, banks may be restricted in their ability to accept brokered deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept brokered deposits, but banks that are not well-capitalized are not permitted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank.

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

The Consumer Financial Protection Bureau (“CFPB”) created by the Dodd-Frank Act took over responsibility for enforcing the principal federal consumer protection laws, such as the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and the Truth in Saving Act, among others, on July 21, 2011. Institutions that have assets of $10 billion or less will continue to be supervised and examined in this area by their primary federal regulators (in the case of our bank subsidiary, the Federal Reserve Board). However, the Dodd-Frank Act gives the CFPB expanded data collecting powers for fair lending purposes for both small business and mortgage loans, as well as expanded authority to prevent unfair, deceptive and abusive practices.

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

While neither we nor our bank subsidiary are currently subject to the above requirements, we have begun analyzing these rules to ensure we are prepared to comply with the rules if and when they become applicable to us. We believe they will become applicable to us in 2018.

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

In April 2011, the Federal Reserve, other federal banking agencies and the SEC jointly published proposed rulemaking designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2017, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

The Volcker Rule

The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that became effective in April 2014. The Federal Reserve, however, issued an order extending the period that institutions have to conform their activities to the requirements of the Volcker Rule to July 21, 2015. The Federal Reserve has granted an additional extension until July 21, 2017 of the conformance period for banking entities to conform investments in and relationships with covered funds that were in place prior to December 31, 2013. In addition, the Federal Reserve recently indicated that it would grant up to five year extension requests to banks who applied and met certain conditions. Such applications were due January 20, 2017. We are continuing to evaluate the effects of the Volcker Rule on our business, but we do not currently anticipate that the Volcker Rule will have a material effect on our operations.

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

Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the recession of the last decade. The act requires the issuance of a substantial number of new regulations by federal regulatory agencies which will affect financial institutions, some of which have yet to be issued or implemented.

President Trump and the Congressional majority have indicated that they intend to closely scrutinize the Dodd-Frank Act and that provisions of the act and rules promulgated thereunder may be revised, repealed or amended. While any such reforms are expected to be favorable to our industry, we cannot assure than they will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business. The provisions of the Dodd-Frank Act and the regulations promulgated under the act may continue to be implemented, and there could be additional new federal or state laws, regulations and policies regarding lending and funding practices and liquidity standards. Additionally, financial institution regulatory agencies have intensified their response to concerns and trends identified in examinations, including through the issuance of formal enforcement actions. Negative developments in the financial services industry or other new legislation or regulations could adversely impact our operations and our financial performance by subjecting us to additional costs, restricting our business operations, including our ability to originate or sell loans, and/or increasing the ability of non-banks to offer competing financial services.

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

We have exceeded $10 billion in assets, and as result, we expect to become subject to increased regulatory requirements, which could materially and adversely affect us.

As a result of the completion of our acquisition of Giant Holdings, Inc. on February 23, 2017, our total assets and our bank subsidiary’s total assets now exceed $10 billion. Therefore, we anticipate that we and our bank subsidiary will become subject to increased regulatory requirements beginning in 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Currently, our bank subsidiary is subject to regulations adopted by the CFPB, but the Federal Reserve is primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of changes in the authority of the CFPB by Congress or the Trump Administration is uncertain, and we cannot ascertain the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018, our bank subsidiary will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. During fiscal year 2016, we collected $18.5 million in debit card interchange fees. We estimate that had we been subject to this limitation during 2016, our interchange fee revenue would have been reduced by approximately $7.0 million.

In anticipation of becoming subject to the heightened regulatory requirements, we have hired additional compliance personnel and implemented structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, and/or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. To ensure compliance with these heightened requirements when effective, our regulators may require us to fully comply with these requirements or take actions to prepare for compliance even before our or our bank subsidiary’s total assets have equaled or exceeded $10 billion at the end of four consecutive quarters. As a result, we may incur compliance-related costs before we might otherwise be required. Our regulators may also consider our preparation for compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

Recent legislative and regulatory initiatives to address difficult market and economic conditions, and any future repeal, replacement or amendments to such initiatives or other legislative or regulatory reforms could adversely affect the U.S. banking system or our financial condition and results of operations.

Since 2008, the U.S. Congress, the Federal Reserve, the Treasury, the FDIC, the CFPB, the SEC and others have taken numerous legislative and regulatory actions to stabilize the U.S. banking system and to prevent future financial crises like the one experienced in 2008 and 2009. These measures have included the Emergency Economic Stabilization Act of 2008, which authorized the Treasury to purchase troubled assets and capital securities from banks and their holding companies under the TARP program; significant financial reforms under the Dodd-Frank Act; homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; efforts by the Federal Reserve to purchase U.S. Treasury bonds; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

While the banking system in the United States has substantially stabilized, it is unknown whether these legislative and regulatory initiatives will produce broad, long-term stability, particularly if conditions in the real estate markets worsen or if any significant negative economic developments occur as a result of fiscal and political uncertainties in the United States and abroad. Should these or other legislative or regulatory initiatives fail to fully stabilize the financial markets and prevent similar future crises, our business, financial condition, results of operations and prospects could be materially and adversely affected. Further, it is possible that some or many of these initiatives may be subject to revision, repeal or amendment by Congress and the Trump Administration. Any such future reforms may also impact the future stability of the United States banking system.

Additionally, President Trump has proposed that Congress enact reforms to the federal tax laws which would include reducing federal corporate income tax rates. While we anticipate that a reduction in corporate tax rates could have a favorable long-term impact on our profitability, any such reforms may negatively affect the carrying value of our existing deferred tax asset and thus could materially and adversely impact our short-term financial results during the period or periods in which such reforms are implemented. For example, while a 5% to 20% reduction in the top marginal federal corporate income tax rate could result in income tax expense savings in the range of approximately $12.6 million to $50.3 million based on our 2016 net income, had such a reduction taken effect on December 31, 2016, we would have incurred a one-time after tax expense in the range of approximately $7.3 million to $29.2 million due to the reduction in value of our existing deferred tax asset. Further, there is no assurance that any potential tax savings from a reduction in corporate tax rates, if enacted, would be realized to the extent anticipated or at all.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for our bank subsidiary and us on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement will be effective January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities.

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

In July 2010, the Dodd-Frank Act made permanent the $250,000 per depositor coverage limit on federal deposit insurance provided by the FDIC. The FDIC has taken a number of actions since 2008 in order to maintain a strong funding position and restore reserve ratios of the DIF of the FDIC depleted by the increased deposit insurance coverage and the high number of bank failures.

Effective April 1, 2011, the FDIC approved a final rule implementing additional changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act. The final rule, among other things, changes the assessment base for insured institutions, suspends indefinitely certain requirements of the FDIC to pay dividends from the DIF to prevent the DIF from becoming unnecessarily large and adopts, in place of the dividends, progressively lower assessment rate schedules when the reserve ratio exceeds certain levels. Additionally, the final rule changes the method of calculating assessment rates for large institutions and highly complex institutions. As a result of our bank subsidiary exceeding $10 billion in total assets, we anticipate becoming subject to these changes to the method of calculating assessment rates in 2018.

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. There is no guarantee that our assessment rate will not increase in the future. Additionally, if there is another increase in bank or financial institution failures or the recently adopted changes do not have their desired effect of strengthening the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, which would increase our noninterest expense.

Our profitability is vulnerable to interest rate fluctuations and monetary policy.

Most of our assets and liabilities are monetary in nature, and thus subject us to significant risks from changes in interest rates. Consequently, our results of operations can be significantly affected by changes in interest rates and our ability to manage interest rate risk. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationship between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income or a decrease in interest rate spread. In addition to affecting our profitability, changes in interest rates can impact the valuation of our assets and liabilities. Changes in interest rates can also affect our business and profitability in numerous other ways. For example, increases in interest rates can have a negative impact on our results of operations by reducing loan demand and the ability of borrowers to repay their current obligations, while decreases in interest rates may affect loan prepayments.

As of December 31, 2016, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 113.2% and our cumulative repricing gap position was 6.2% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 37.7% of our $7.39 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 55.6% of our loans receivable and 72.2% of our time deposits at December 31, 2016, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. As a result, our interest rate sensitivity profile was asset sensitive as of December 31, 2016, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2016, our allowance for loan losses was approximately $80.0 million, or 1.08% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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

Our high concentration of real estate loans and especially commercial real estate loans exposes us to increased lending risk.

As of December 31, 2016, 82.1% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $3.23 billion, or 43.7% of total loans, construction/land development loans of $1.14 billion, or 15.4% of total loans, and residential real estate loans of $1.70 billion, or 23.0% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 59.1% of our total loan portfolio as of December 31, 2016, expose us to a greater risk of loss than our residential real estate loans, which comprised 23.0% of our total loan portfolio as of December 31, 2016. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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

Our geographic concentration of banking activities and loan portfolio makes us more vulnerable to adverse conditions in our local markets.

Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City. However, approximately 84.1% of our total loans and 85.7% of our real estate loans as of December 31, 2016, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

Depressed local economic and housing markets have led to loan losses and reduced earnings in the past and could lead to additional loan losses and reduced earnings.

During the latter years of the last decade, our Florida markets experienced a dramatic reduction in housing and real estate values, coupled with significantly higher unemployment. These conditions contributed to increased non-performing loans and reduced asset quality during this time period. While market conditions in our Florida markets have improved in recent years leading to resulting improvements in our non-performing loans and asset quality, any similar future economic downturn or deterioration in real estate values could cause us to incur additional losses relating to increased non-performing loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income and our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related loan to the then-fair market value of the collateral, which may result in a loss. These loans and other real estate owned also increase our risk profile and the capital our regulators believe is appropriate in light of such risks. In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. These factors, individually or in the aggregate, could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2016, loans in the Florida market totaled $2.46 billion, or 33.3% of our loans receivable. Of the Florida loans, approximately 90.0% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2016, the legal lending limit of our bank subsidiary for secured loans was approximately $200.0 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2016, we had a total of $3.39 billion, or 45.8% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

Growth through the acquisition of banks, including FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Any future acquisitions we might make will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	credit risk associated with the acquired bank’s loans and investments;

•	the use of inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target institution or assets;

•	the potential exposure to unknown or contingent liabilities related to the acquisition;

•	the time and expense required to integrate an acquisition;

•	the effectiveness of integrating operations, personnel and customers;

•	risks of impairment to goodwill or other than temporary impairment; and

•	potential disruption of our ongoing business.

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

We may continue to have opportunities from time to time to acquire the assets and liabilities of failed banks in FDIC-assisted transactions. These acquisitions involve risks similar to acquiring existing banks even though the FDIC might provide assistance to mitigate certain risks such as sharing in exposure to loan losses and providing indemnification against certain liabilities of the failed institution. However, because these acquisitions are structured in a manner that would not allow us the time normally associated with preparing for integration of an acquired institution, we may face additional risks in FDIC-assisted transactions. These risks include, among other things, the loss of customers, strain on management resources related to collection and management of problem loans and problems related to integration of personnel and operating systems.

In addition to the acquisition of existing financial institutions, as opportunities arise, we may grow through de novo branching. De novo branching and any acquisition carry with them numerous risks, including the following:

•	the inability to obtain all required regulatory approvals;

•	the significant upfront costs and anticipated operating losses associated with establishing a de novo branch or a new bank;

•	the inability to secure the services of qualified senior management;

•	the local market receptivity for branches established or banks acquired outside of those markets in which we currently maintain a material presence;

•	the local economic conditions within the market to be served by the de novo branch or new bank;

•	the inability to obtain attractive locations within a new market at a reasonable cost; and

•	the additional strain on management resources and internal systems and controls.

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

Our growth strategy includes strategic acquisitions of banks. We have acquired 20 banks since we started our first subsidiary bank in 1999, including a total of 14 banks from 2010 through 2015 and one additional bank in February 2017, and we anticipate completing another acquisition in the first quarter of 2017. We will continue to consider strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

Our management is responsible for establishing and maintaining effective disclosure controls and procedures that are designed to cause the material information that we are required to disclose in reports that we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the SEC’s rules and forms. As a result of our acquisitions, we may implement changes to processes, information technology systems and other components of internal control over financial reporting as part of our integration activities. Notwithstanding any changes to our disclosure controls and procedures resulting from our evaluation of the same after the acquisition, our control systems, no matter how well designed and operated, may not result in the material information that we are required to disclose in our SEC reports being recorded, processed, summarized, and reported within required time periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. If, as a result of our acquisitions or otherwise, we are unable to achieve and maintain effective disclosure controls and procedures and internal control over financial reporting, investors and customers may lose confidence in the accuracy and completeness of our financial reports, we may suffer adverse regulatory consequences or violate listing standards, and the market price of our common stock could decline.

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

A significant portion of our loan portfolio is secured by real property. In the course of our business, we may own or foreclose and take title to real estate and could become subject to environmental liabilities with respect to these properties. In addition, we acquire branches and real estate in connection with our acquisitions of banks. We may become responsible to a governmental agency or third parties for property damage, personal injury, investigation and clean-up costs incurred by those parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with environmental investigation or remediation activities could be substantial. If we were to become subject to significant environmental liabilities, it could have a material adverse effect on our results of operations and financial condition.

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

Our ability to raise additional capital, if needed, will depend on our financial performance and on conditions in the capital markets at that time, which are outside our control. If we need additional capital but cannot raise it on terms acceptable to us, our ability to expand our operations could be materially impaired, our business, financial condition, results of operations and prospects may be adversely affected, and our stock price may decline.

Our directors and executive officers own a significant portion of our common stock and can exert significant influence over our business and corporate affairs.

Our directors and executive officers, as a group, beneficially owned 11.6% of our common stock as of December 31, 2016. Consequently, if they vote their shares in concert, they can significantly influence the outcome of all matters submitted to our shareholders for approval, including the election of directors. The interests of our officers and directors may conflict with the interests of other holders of our common stock, and they may take actions affecting the Company with which you disagree.

Hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on us.

Like other coastal areas, our markets in Alabama and Florida are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

Risks Related to Owning Our Stock

The rights of our common shareholders are subordinate to the holders of any debt securities that we may issue from time to time and may be subordinate to the holders of any series of preferred stock that may issue in the future.

As of December 31, 2016, we have $60.8 million of subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.

Our Board of Directors has the authority to issue in the aggregate up to 5,500,000 shares of preferred stock, and to incur senior or subordinated indebtedness, generally without shareholder approval. Our preferred stock could be issued with voting, liquidation, dividend and other rights that may be superior to the rights of our common stock. In addition, like our outstanding subordinated debentures, any future indebtedness that we incur would be expected to be senior to our common stock with respect to payment upon liquidation, dissolution or winding up. Accordingly, common shareholders bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings will negatively affect the market price of our common stock.

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

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2016, our bank subsidiary owned or leased a total of 76 branches located in Arkansas, 59 branches in Florida, six branches in South Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HOMB.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the two most recently completed fiscal years (adjusted for the 2-for-1 stock split in June 2016). Also set forth below are dividends declared per share in each of these periods:

			Quarterly
			Dividends
	Price per Common Share		Per Common
	High	Low	Share
2016
First Quarter	$21.29	$17.07	$0.0750
Second Quarter	22.30	18.55	0.0875
Third Quarter	23.50	18.91	0.0900
Fourth Quarter	28.46	19.89	0.0900

2015
First Quarter	$17.33	$14.33	$0.0625
Second Quarter	18.68	16.26	0.0625
Third Quarter	20.60	18.00	0.0750
Fourth Quarter	23.26	19.80	0.0750

As of February 24, 2017, there were approximately 1,082 stockholders of record of the Company’s common stock.

Our policy is to declare regular quarterly dividends based upon our earnings, financial position, capital improvements and such other factors deemed relevant by the Board of Directors. The dividend policy is subject to change, however, and the payment of dividends is not necessarily dependent upon the availability of earnings and future financial condition. Information regarding regulatory restrictions on our ability to pay dividends is discussed in “Supervision and Regulation – Payment of Dividends.”

There were no sales of our unregistered securities during the period covered by this report.

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by the stockholders	2,397,149	$15.19	2,612,671
Equity compensation plans not approved by the stockholders	—	—	—

During the three months ended December 31, 2016, the Company utilized a portion of its stock repurchase program approved by the Board of Directors in January 2008. This program authorized the repurchase of 4,752,000 shares (split adjusted) of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased(1)	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2016	95,428	18.16	95,428	1,500,116
February 1 through February 29, 2016	364,572	19.45	364,572	1,135,544
March 1 through March 31, 2016	1,800	20.00	1,800	1,133,744
October 1 through October 31, 2016	48,808	19.97	48,808	1,084,936
December 1 through December 31, 2016	—	—	—	1,084,936

Total	510,608	19.23	510,608

(1)	The shares are adjusted to reflect the two-for-one stock split in June 2016. Additionally, on January 20, 2017, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of Company’s common stock under the stock repurchase program. The above described stock repurchase program has no expiration date.

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2011, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2011 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Home BancShares, Inc.	100.00	129.92	297.54	259.09	331.25	461.27
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank and Thrift	100.00	134.28	183.86	205.25	209.39	264.35

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$436,537	$377,436	$335,888	$217,126	$177,135
Total interest expense	30,579	21,724	18,870	14,531	21,535

Net interest income	405,958	355,712	317,018	202,595	155,600
Provision for loan losses	18,608	25,164	22,664	5,180	2,750

Net interest income after provision for loan losses	387,350	330,548	294,354	197,415	152,850
Non-interest income	87,051	65,498	44,762	40,365	47,969
Non-interest expense	191,755	177,555	161,943	133,307	102,368

Income before income taxes	282,646	218,491	177,173	104,473	98,451
Provision for income taxes	105,500	80,292	64,110	37,953	35,429

Net income	$177,146	$138,199	$113,063	$66,520	$63,022

Per share data(11):
Basic earnings per common share	$1.26	$1.01	$0.86	$0.58	$0.56
Diluted earnings per common share	1.26	1.01	0.85	0.57	0.56
Diluted earnings per common share excluding intangible amortization(1)	1.27	1.03	0.88	0.59	0.57
Book value per common share	9.45	8.55	7.51	6.46	4.59
Tangible book value per common share(2)(5)	6.63	5.71	4.95	3.97	3.72
Dividends—common	0.3425	0.275	0.175	0.145	0.145
Average common shares outstanding	140,418	136,615	131,902	115,816	112,548
Average diluted shares outstanding	140,713	137,130	132,662	116,504	113,260
Performance ratios:
Return on average assets	1.85%	1.68%	1.63%	1.43%	1.58%
Return on average assets excluding intangible amortization(6)	1.95	1.79	1.75	1.52	1.66
Return on average common equity	14.08	12.77	12.34	11.27	12.75
Return on average tangible common equity excluding intangible amortization(2)(7)	20.82	19.37	19.80	15.26	15.87
Net interest margin(10)	4.81	4.98	5.37	5.19	4.70
Efficiency ratio(3)	37.65	40.44	42.67	52.44	47.88
Asset quality:
Non-performing assets to total assets	0.81%	0.89%	1.18%	1.84%	3.55%
Non-performing loans to total loans	0.85	0.96	1.23	1.66	3.61
Allowance for loan losses to non-performing loans	126.74	109.00	88.65	59.12	51.59
Allowance for loans losses to total loans(9)	1.08	1.04	1.09	0.98	1.86
Net charge-offs to average total loans	0.11	0.22	0.22	0.51	0.41

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$9,808,465	$9,289,122	$7,403,272	$6,811,861	$4,242,130
Investment securities – available-for-sale	1,072,920	1,206,580	1,067,287	1,175,484	726,223
Investment securities – held-to-maturity	284,176	309,042	356,790	114,621	—
Loans receivable	7,387,699	6,641,571	5,057,502	4,476,953	2,716,083
Allowance for loan losses	80,002	69,224	55,011	43,815	50,632
Intangible assets	396,294	399,426	346,348	324,034	97,742
Non-interest-bearing deposits	1,695,184	1,456,624	1,203,306	991,161	666,414
Total deposits	6,942,427	6,438,509	5,423,971	5,393,046	3,483,452
Subordinated debentures (trust preferred securities)	60,826	60,826	60,826	60,826	28,867
Stockholders’ equity	1,327,490	1,199,757	1,015,292	840,955	515,473
Capital ratios:
Common equity to assets	13.53%	12.92%	13.71%	12.35%	12.15%
Tangible common equity to tangible assets(2)(8)	9.89	9.00	9.48	7.97	10.08
Common equity Tier 1 capital	11.30	10.50	—	—	—
Tier 1 leverage ratio(4)	10.63	9.91	10.31	9.38	10.95
Tier 1 risk-based capital ratio	12.01	11.26	12.55	10.88	13.94
Total risk-based capital ratio	12.97	12.16	13.51	11.75	15.20
Dividend payout—common	27.15	27.19	20.49	25.51	25.89

(1)	Diluted earnings per common share excluding intangible amortization reflect diluted earnings per share plus per share intangible amortization expense, net of the corresponding tax effect. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 33,” for the non-GAAP tabular reconciliation.
(2)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(3)	The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income.
(4)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 34,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 35,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 36,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 37,” for the non-GAAP tabular reconciliation.
(9)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for additional information on non-GAAP tabular disclosure.
(10)	Fully taxable equivalent (assuming an income tax rate of 39.225%).
(11)	Share and per share amounts have been restated for the 2-for-1 stock split in June 2016.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2016, 2015 and 2014. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank. As of December 31, 2016, we had, on a consolidated basis, total assets of $9.81 billion, loans receivable, net of $7.31 billion, total deposits of $6.94 billion, and stockholders’ equity of $1.33 billion.

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

Table 1: Key Financial Measures

	As of or for the Years Ended December 31,(1)
	2016	2015	2014
	(Dollars in thousands, except per share data)
Total assets	$9,808,465	$9,289,122	$7,403,272
Loans receivable	7,387,699	6,641,571	5,057,502
Allowance for loan losses	80,002	69,224	55,011
Total deposits	6,942,427	6,438,509	5,423,971
Total stockholders’ equity	1,327,490	1,199,757	1,015,292
Net income	177,146	138,199	113,063
Basic earnings per share	1.26	1.01	0.86
Diluted earnings per share	1.26	1.01	0.85
Diluted earnings per share excluding intangible amortization (2)	1.27	1.03	0.88
Net interest margin – FTE	4.81%	4.98%	5.37%
Efficiency ratio	37.65	40.44	42.67
Return on average assets	1.85	1.68	1.63
Return on average common equity	14.08	12.77	12.34

(1)	Share and per share amounts have been restated for the 2-for-1 stock split in June 2016.
(2)	See Table 33 “Diluted Earnings Per Common Share Excluding Intangible Amortization” for a reconciliation to GAAP for diluted earnings per share excluding intangible amortization.

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

Tables 2 and 3 summarize the recognition of these positive events and the financial impact to the years ended December 31, 2016, 2015 and 2014:

Table 2: Overall Estimated Impact to Financial Statements Initially Reported

	Additional Adjustment to Yield	Reduction of Indemnification Asset	Increase of FDIC True-up Liability
	(In thousands)
Periods Tested:
Prior to 2015	$83,278	$58,535	$6,764
March 31, 2015	—	—	—
June 30, 2015	—	—	—
September 30, 2015	28,522	—	—
December 31, 2015	—	—	—
March 31, 2016	4,319	—	—
June 30, 2016	2,539	—	—
September 30, 2016	2,514	—	—
December 31, 2016	2,396	—	—

Total	$123,568	$58,535	$6,764

Table 3: Financial Impact for the Years Ended December 31, 2016, 2015 and 2014

	Yield Accretion Income	Amortization of Indemnification Asset	FDIC True-up Expense
	(In thousands)
Years Ended:
December 31, 2015	$23,348	$(9,794)	$(1,979)
December 31, 2016	22,268	(912)	—

Additional income/expense	$(1,080)	$8,882	$1,979

Years Ended:
December 31, 2014	$28,072	$(26,458)	$(1,403)
December 31, 2015	23,348	(9,794)	(1,979)

Additional income/expense	$(4,724)	$16,664	$(576)

2016 Overview

Our net income increased $38.9 million, or 28.2%, to $177.1 million for the year ended December 31, 2016, from $138.2 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $1.26 per share and $1.01 per share (split adjusted) for the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.25 per share or 24.8% for the year ended 2016 when compared to the previous year. The $38.9 million increase in net income is primarily associated with additional net interest income during 2016 largely resulting from our 2015 acquisitions, organic loan growth, a slight decrease in provision for loan losses, growth in non-interest income and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our net interest margin decreased from 4.98% for the year ended December 31, 2015 to 4.81% for the year ended December 31, 2016. For the year ended December 31, 2016 and 2015, we recognized $42.3 million and $47.6 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.24% and 4.23% for the year ended December 31, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.10% and 5.05% for the year ended December 31, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.25 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 37.65% for the year ended December 31, 2016, compared to 40.44% for the same period in 2015. For year ended 2016, our core efficiency ratio was 36.55% which is improved from the 39.48% reported for the year ended 2015. While we have realized the cost savings from our acquisitions and reduced costs from our recent branch closures, the improvement in the core efficiency ratio was primarily achieved through revenue from additional net interest income during 2016 resulting from our acquisitions and our organic loan growth, growth in non-interest income and our July 2016 buy-out of the FDIC loss share portfolio. Core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our return on average assets was 1.85% for the year ended December 31, 2016, compared to 1.68% for the same period in 2015. Our return on average common equity was 14.08% for the year ended December 31, 2016, compared to 12.77% for the same period in 2015. We have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2015 to 2016.

Our total assets as of December 31, 2016 increased $519.3 million to $9.81 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio increased $746.1 million to $7.39 billion as of December 31, 2016, from $6.64 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Stockholders’ equity increased $127.7 million to $1.33 billion as of December 31, 2016, compared to $1.20 billion as of December 31, 2015. The improvement in stockholders’ equity for the year ended 2016 was 10.6%. The increase in stockholders’ equity is primarily associated with the $129.1 million increase in retained earnings.

As of December 31, 2016, our non-performing loans decreased to $63.1 million, or 0.85%, of total loans from $63.5 million, or 0.96%, of total loans as of December 31, 2015. The allowance for loan losses as a percent of non-performing loans increased to 126.74% as of December 31, 2016, compared to 109.00% as of December 31, 2015. Non-performing loans from our Arkansas franchise were $28.5 million at December 31, 2016 compared to $28.3 million as of December 31, 2015. Non-performing loans from our Florida franchise were $34.0 million at December 31, 2016 compared to $35.1 million as of December 31, 2015. Non-performing loans from our Alabama franchise were $656,000 at December 31, 2016 compared to $132,000 as of December 31, 2015. There were no non-performing loans from our Centennial CFG franchise.

As of December 31, 2016, our non-performing assets decreased to $79.1 million, or 0.81%, of total assets from $82.7 million, or 0.89%, of total assets as of December 31, 2015. Non-performing assets from our Arkansas franchise were $41.0 million at December 31, 2016 compared to $40.3 million as of December 31, 2015. Non-performing assets from our Florida franchise were $36.8 million at December 31, 2016 compared to $41.5 million as of December 31, 2015. Non-performing assets from our Alabama franchise were $1.2 million at December 31, 2016 compared to $892,000 as of December 31, 2015. There were no non-performing assets from our Centennial CFG franchise.

2015 Overview

Our net income increased 22.2% to $138.2 million for the year ended December 31, 2015, from $113.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings increased 18.8% to $1.01 per share (split adjusted) for the year ended December 31, 2015, as compared to $0.85 per share (split adjusted) for the same period in 2014. Excluding the $1.6 million of one-time gain on acquisition offset by $4.8 million of merger expenses associated with the acquisitions of Doral Bank’s Florida Panhandle operations (“Doral Florida”) and Florida Business BancGroup, Inc. (“FBBI”), net income was $140.1 million and diluted earnings per share for the year ended 2015 was $1.03 per share (split adjusted). Excluding the $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $141.1 million and diluted earnings per share for the year ended 2015 was $1.03 per share (split adjusted). Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Florida Traditions Bank (“Traditions”) and Broward Financial Holdings, Inc. (“Broward”), diluted earnings per share for the year ended 2014 was $0.88 per share (split adjusted). Excluding merger expenses and gain on acquisition, this represents an increase of $0.15 per share, or 15.9%, for the year ended 2015 when compared to the previous year. Excluding merger expenses and gain on acquisition, net income for the years ended 2015 and 2014 would have been $140.1 million and $117.0 million, respectively, for an increase of $23.1 million, or 19.8%. The $23.1 million increase in net income excluding merger expenses and gain on acquisition is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in the costs associated with the asset growth and the increase in provision for loan losses due to organic loan growth during 2015 when compared to the same period in 2014.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan (loans previously covered by FDIC loss share agreements) pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the years ended December 31, 2015 and 2014, we recognized $47.6 million and $60.2 million, respectively, in total net accretion for loans and deposits. For additional information on non-GAAP tabular disclosure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31.” Consequently, with growth of average loan balance of $1.12 billion, yields on total loans and net interest margin for the year ended December 31, 2015 were reduced when compared to the year ended December 31, 2014.

Our net interest margin, on a fully taxable equivalent basis, was 4.98% for the year ended December 31, 2015, compared to 5.37% for the same period in 2014. The non-GAAP margin excluding accretion income was, however, relatively flat at 4.23% and 4.20% for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, the effective yields on non-covered loans were 5.67% and 6.01% and covered loans were 18.83% and 17.29%, respectively.

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

Our total assets increased $1.89 billion, an increase of 25.5%, to $9.29 billion as of December 31, 2015, from the $7.40 billion reported as of December 31, 2014. Our loan portfolio not covered by loss share increased $1.76 billion, an increase of 36.6%, to $6.58 billion as of December 31, 2015, from $4.82 billion as of December 31, 2014. This increase is primarily associated with the first quarter of 2015 acquisition of $37.9 million of Doral Florida non-covered loans, net of the $4.3 million discount; the 2015 migration of $145.2 million net covered loans to non-covered status; the second quarter of 2015 acquisition of $289.1 million in national commercial real estate loans; the fourth quarter of 2015 acquisition of $422.4 million of FBBI non-covered loans, net of the $14.1 million discount; and $881.6 million of organic loan growth since December 31, 2014. Our loan portfolio covered by loss share decreased by $178.0 million, a reduction of 74.1%, to $62.2 million as of December 31, 2015, from $240.2 million as of December 31, 2014. This decrease is primarily associated with the migration of a total of $145.2 million net covered loans to non-covered status during 2015 as a result of the expiration of our five-year loss-share agreements plus normal pay-downs and payoffs. Stockholders’ equity increased $184.5 million, an increase of 18.2%, to $1.20 billion as of December 31, 2015, compared to $1.02 billion as of December 31, 2014. The increase in stockholders’ equity is primarily associated with the $100.6 million increase in retained earnings plus $83.8 million of common stock issued to the FBBI shareholders offset by the $2.8 million of comprehensive losses.

As of December 31, 2015, our non-performing non-covered loans increased to $60.2 million, or 0.92%, of total non-covered loans from $39.6 million, or 0.82%, of total non-covered loans as of December 31, 2014. Our acquisition of FBBI during the fourth quarter of 2015 added $13.6 million to non-performing loans as of December 31, 2015. The allowance for loan losses for non-covered loans as a percent of non-performing non-covered loans decreased to 110.66% as of December 31, 2015, compared to 132.63% as of December 31, 2014. Non-performing non-covered loans in Arkansas were $28.3 million at December 31, 2015, compared to $24.5 million as of December 31, 2014. Non-performing non-covered loans in Florida were $31.8 million at December 31, 2015, compared to $14.8 million as of December 31, 2014. Non-performing non-covered loans in Alabama were $132,000 at December 31, 2015 compared to $302,000 as of December 31, 2014.

As of December 31, 2015, our non-performing non-covered assets increased to $78.8 million, or 0.85%, of total non-covered assets from $56.5 million, or 0.79%, of total non-covered assets as of December 31, 2014. Our acquisition of FBBI during the fourth quarter of 2015 added $13.6 million to non-performing assets as of December 31, 2015. Non-performing non-covered assets in Arkansas were $40.3 million at December 31, 2015, compared to $39.2 million as of December 31, 2014. Non-performing non-covered assets in Florida were $37.5 million at December 31, 2015, compared to $17.0 million as of December 31, 2014. Non-performing non-covered assets in Alabama were $892,000 at December 31, 2015, compared to $317,000 as of December 31, 2014.

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

Acquisition Accounting and Acquired Loans. We account for our acquisitions under FASB ASC Topic 805, Business Combinations, which requires the use of the acquisition method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the purchased loans incorporates assumptions regarding credit risk. All purchased loans are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC Topic 820, Fair Value Measurements. The fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

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

Acquisitions

Florida Business BancGroup, Inc.

On October 1, 2015, we completed our acquisition of FBBI, parent company of Bay Cities Bank (“Bay Cities”). We paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares (split adjusted) of our common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, has been placed into escrow, and FBBI shareholders have a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders will depend upon the amount of losses that HBI incurs in the two years following the completion of the merger related to two class action lawsuits that are pending against Bay Cities.

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

Pool of National Commercial Real Estate Loans

On April 1, 2015, our wholly-owned bank subsidiary, Centennial Bank acquired a pool of national commercial real estate loans from AM PR LLC, an affiliate of J.C. Flowers & Co., totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The acquired loans were originated by the former Doral Bank of San Juan, Puerto Rico within its Doral Property Finance portfolio and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now managed by a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”), which is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a branch on September 1, 2016. Through the New York office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of December 31, 2016 and 2015, Centennial CFG had $1.11 billion and $715.7 million in total loans net of discount, respectively.

Doral Bank’s Florida Panhandle operations

On February 27, 2015, Centennial Bank acquired all the deposits and substantially all the assets of Doral Florida through an alliance agreement with Popular who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC. Including the effects of the purchase accounting adjustments, the acquisition provided us with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. We recorded a bargain purchase gain of $1.6 million, in connection with the Doral Florida acquisition. The FDIC did not provide loss-sharing with respect to the acquired assets.

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

Broward Financial Holdings, Inc.

On October 23, 2014, we completed our acquisition of all of the issued and outstanding shares of common stock of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank, and merged Broward Bank into Centennial Bank. Under the terms of the Agreement and Plan of Merger, HBI issued 2,041,648 shares (split adjusted) of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. In connection with the acquisition, we agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, was contingent upon future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. During the first quarter of 2016, we determined and reached an agreement with the Broward shareholders that no additional consideration is owed or will be paid to the Broward shareholders.

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

Florida Traditions Bank

On July 17, 2014, we completed the acquisition of all of the issued and outstanding shares of common stock of Traditions and merged Traditions into Centennial Bank. Under the terms of the acquisition, the shareholders of Traditions received approximately $39.5 million of our common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

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

During 2016, we announced two new acquisitions, Giant Holdings, Inc. (“GHI”) of Ft. Lauderdale, Florida and The Bank of Commerce (“BOC”) of Sarasota, Florida. We completed the acquisition of GHI on February 23, 2017, and we expect to close the acquisition of BOC in the first quarter of 2017. We expect the systems conversion for GHI and BOC to occur during the first and second quarters of 2017, respectively.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Excluding the effects of any purchase accounting adjustments, as of January 31, 2017, GHI had approximately $396.9 million in total assets, $329.4 million in loans, and $302.6 million in deposits. Upon completion of the acquisition, the Company will have approximately $10.21 billion in total assets.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2016, we added deposit operations to our loan production office in New York City and opened one branch location in Davie, Florida.

During 2014, we initiated a branch efficiency study. Since that time, we have gathered data and evaluated over 40 branch locations across our footprint. The branch efficiency study considers many variables, such as proximity to other branches, deposits, transactions, market share and profitability. As a result of the study, we closed three Arkansas and three Florida locations during 2016. During the second quarter of 2016, we closed and sold our Clermont, Florida location for a gain of $738,000. During 2017, we currently have no plans to close any branches; however we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of December 31, 2016, we had 76 branches in Arkansas, 59 branches in Florida, 6 branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

Our net income increased $38.9 million, or 28.2%, to $177.1 million for the year ended December 31, 2016, from $138.2 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $1.26 per share and $1.01 per share (split adjusted) for the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.25 per share, or 24.8%, for the year ended 2016 when compared to the previous year. The $38.9 million increase in net income is primarily associated with additional net interest income during 2016 largely resulting from our 2015 acquisitions, organic loan growth, a slight decrease in provision for loan losses, growth in non-interest income, and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our net income increased 22.2% to $138.2 million for the year ended December 31, 2015, from $113.1 million for the same period in 2014. On a diluted earnings per share basis, our earnings increased 18.8% to $1.01 per share (split adjusted) for the year ended December 31, 2015, as compared to $0.85 per share (split adjusted) for the same period in 2014. Excluding the $1.6 million of one-time gain on acquisition offset by $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $140.1 million and diluted earnings per share for the year ended 2015 was $1.03 per share (split adjusted). Excluding the $4.8 million of merger expenses associated with the acquisitions of Doral Florida and FBBI, net income was $141.1 million and diluted earnings per share for the year ended 2015 was $1.03 per share (split adjusted). Excluding the $6.4 million of 2014 merger expenses associated with the acquisitions of Florida Traditions and Broward, diluted earnings per share for the year ended 2014 was $0.88 per share (split adjusted). Excluding merger expenses and gain on acquisition, this represents an increase of $0.15 per share, or 15.9%, for the year ended 2015 when compared to the previous year. Excluding merger expenses and gain on acquisition, net income for the years ended 2015 and 2014 would have been $140.1 million and $117.0 million, respectively, for an increase of $23.1 million, or 19.8%. The $23.1 million increase in net income excluding merger expenses and gain on acquisition is primarily associated with additional net interest income largely resulting from our acquisitions and organic loan growth combined with reduced amortization of the indemnification asset when compared to the same period in 2014. These improvements were partially offset by an increase in the costs associated with the asset growth and the increase in provision for loan losses due to organic loan growth during 2015 when compared to the same period in 2014.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for years ended December 31, 2016, 2015 and 2014).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the rate was increased slightly to 0.50% to 0.25%. The rate was slightly raised again on December 14, 2016 to 0.75% to 0.50%.

Each quarter we perform credit impairment tests on the loans acquired in our FDIC loss-sharing and non-loss-sharing acquisitions. During 2015, the quarterly impairment testing on the estimated cash flows of our FDIC loss-share loans noted a slight decline in asset quality in several of our covered loan pools, which resulted in a net covered provision for loan loss of $998,000. Conversely, during the 2015 impairment tests on the estimated cash flows of non-loss-share loans, we established that several non-covered loan pools were determined to have a materially projected credit improvement. As a result of this improvement, we will recognize approximately $28.5 million as an additional adjustment to yield over the weighted average life of the loans. For the years ended December 31, 2015 and 2014, we recognized $47.6 million and $60.2 million, respectively, in total net accretion for loans and deposits. For additional information on non-GAAP tabular disclosure, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31.” Consequently, with a growth of average loan balance of $1.12 billion, yields on total loans and net interest margin for the year ended December 31, 2015 is reduced when compared to the year ended December 31, 2014.

Our net interest margin decreased from 4.98% for the year ended December 31, 2015 to 4.81% for the year ended December 31, 2016. For the years ended December 31, 2016 and 2015, we recognized $42.3 million and $47.6 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.24% and 4.23% for the years ended December 31, 2016 and 2015, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.10% and 5.05% for the years ended December 31, 2016 and 2015, respectively. Consequently, with growth of the average loan balance of $1.25 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

Net interest income on a fully taxable equivalent basis increased $50.5 million, or 13.9%, to $413.9 million for the year ended December 31, 2016, from $363.4 million for the same period in 2015. This increase in net interest income was the result of a $59.3 million increase in interest income combined with an $8.8 million increase in interest expense. The $59.3 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of $74.2 million. The lower yield was primarily driven by the repricing of our loans, which resulted in a $14.9 million decrease in interest income. The $8.8 million increase in interest expense for the year ended December 31, 2016, is primarily the result of an increase in higher level of our interest bearing liabilities from our acquisitions combined with our interest bearing liabilities repricing in a slightly higher interest rate environment. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $4.9 million. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in a $3.9 million increase in interest expense.

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

Net interest margin, on a fully taxable equivalent basis, was 4.81% for the year ended December 31, 2016, compared to 4.98% and 5.37% for the same periods in 2015 and 2014, respectively.

Additional information and analysis for our net interest margin can be found in Tables 29 through 31 of our Non-GAAP Financial Measurements section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Tables 4 and 5 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2016, 2015 and 2014, as well as changes in fully taxable equivalent net interest margin for the years 2016 compared to 2015 and 2015 compared to 2014.

Table 4: Analysis of Net Interest Income

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest income	$436,537	$377,436	$335,888
Fully taxable equivalent adjustment	7,924	7,710	6,854

Interest income – fully taxable equivalent	444,461	385,146	342,742
Interest expense	30,579	21,724	18,870

Net interest income – fully taxable equivalent	$413,882	$363,422	$323,872

Yield on earning assets – fully taxable equivalent	5.17%	5.28%	5.68%
Cost of interest-bearing liabilities	0.46	0.38	0.38
Net interest spread – fully taxable equivalent	4.71	4.90	5.30
Net interest margin – fully taxable equivalent	4.81	4.98	5.37

Table 5: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2016 vs. 2015	2015 vs. 2014
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$74,166	$72,482
Increase (decrease) in interest income due to change in earning asset yields	(14,850)	(30,078)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(4,903)	(3,955)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(3,953)	1,101

Increase (decrease) in net interest income	$50,460	$39,550

Table 6 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2016, 2015 and 2014. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 6: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2016			2015			2014
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$117,022	$471	0.40%	$108,315	$233	0.22%	$49,794	$97	0.19%
Federal funds sold	1,764	9	0.51	9,250	24	0.26	24,018	50	0.21
Investment securities – taxable	1,161,428	21,246	1.83	1,114,829	21,695	1.95	1,041,322	19,305	1.85
Investment securities – non-taxable	337,318	18,598	5.51	332,048	18,309	5.51	301,051	16,502	5.48
Loans receivable	6,986,759	404,137	5.78	5,732,315	344,885	6.02	4,613,919	306,788	6.65

Total interest-earning assets	8,604,291	$444,461	5.17	7,296,757	$385,146	5.28	6,030,104	$342,742	5.68

Non-earning assets	964,562			914,225			922,311

Total assets	$9,568,853			$8,210,982			$6,952,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$3,717,880	$8,978	0.24%	$3,218,745	$6,306	0.20%	$2,839,329	$5,279	0.19%
Time deposits	1,362,680	6,948	0.51	1,381,562	6,665	0.48	1,373,273	7,517	0.55

Total interest-bearing deposits	5,080,560	15,926	0.31	4,600,307	12,971	0.28	4,212,602	12,796	0.30
Federal funds purchased	255	2	0.78	824	4	0.49	956	3	0.31
Securities sold under agreement to repurchase	120,576	574	0.48	156,513	621	0.40	151,610	717	0.47
FHLB borrowed funds	1,376,364	12,484	0.91	902,852	6,774	0.75	486,742	4,041	0.83
Subordinated debentures	60,826	1,593	2.62	60,826	1,354	2.23	60,826	1,313	2.16

Total interest-bearing liabilities	6,638,581	30,579	0.46	5,721,322	21,724	0.38	4,912,736	18,870	0.38

Non-interest bearing liabilities
Non-interest bearing deposits	1,619,128			1,358,905			1,101,923
Other liabilities	53,218			48,170			21,469

Total liabilities	8,310,927			7,128,397			6,036,128
Stockholders’ equity	1,257,926			1,082,585			916,287

Total liabilities and stockholders’ equity	$9,568,853			$8,210,982			$6,952,415

Net interest spread			4.71%			4.90%			5.30%
Net interest income and margin		$413,882	4.81		$363,422	4.98		$323,872	5.37

Table 7 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2016 compared to 2015 and 2015 compared to 2014 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 7: Volume/Rate Analysis

	Years Ended December 31,
	2016 over 2015			2015 over 2014
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$20	$218	$238	$125	$11	$136
Federal funds sold	(28)	13	(15)	(36)	10	(26)
Investment securities – taxable	885	(1,333)	(448)	1,402	988	2,390
Investment securities – non-taxable	291	(2)	289	1,708	99	1,807
Loans receivable	72,998	(13,746)	59,252	69,283	(31,186)	38,097

Total interest income	74,166	(14,850)	59,316	72,482	(30,078)	42,404

Interest expense:
Interest-bearing transaction and savings deposits	1,069	1,603	2,672	732	295	1,027
Time deposits	(92)	375	283	45	(897)	(852)
Federal funds purchased	—	(1)	(1)	—	1	1
Securities sold under agreement to repurchase	(158)	111	(47)	22	(118)	(96)
FHLB borrowed funds	4,084	1,626	5,710	3,156	(423)	2,733
Subordinated debentures	—	239	239	—	41	41

Total interest expense	4,903	3,953	8,856	3,955	(1,101)	2,854

Increase (decrease) in net interest income	$69,263	$(18,803)	$50,460	$68,527	$(28,977)	$39,550

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

There was $18.6 million, $25.2 million and $22.7 million provision loan losses for years ended December 31, 2016, 2015 and 2014, respectively.

We experienced a $6.6 million decrease in the provision for loan losses during 2016 versus 2015. This $6.6 million decrease is primarily a reflection of reduced provision for loan losses as a result of a significant loan recovery offset by lower organic loan growth versus the year ended 2015. We were able to reduce 2016 provision for loan losses as a result of a significant loan recovery from a borrower which was charged-off in 2010. We estimate the 2016 provision for loan losses was reduced by $2.0 million as a result of this loan recovery.

We experienced a $2.5 million increase in the provision for loan losses during 2015 versus 2014. The expected increase from the year ended 2014 is primarily a reflection of provisioning for 2015 organic loan growth offset by a slowdown from 2014 to 2015 in the migration of the acquired Liberty loans from purchased-loan accounting treatment to originated-loan accounting treatment.

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

Non-Interest Income

Total non-interest income was $87.1 million in 2016, compared to $65.5 million in 2015 and $44.8 million in 2014. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance, dividends and FDIC indemnification accretion/amortization.

Table 8 measures the various components of our non-interest income for the years ended December 31, 2016, 2015, and 2014, respectively, as well as changes for the years 2016 compared to 2015 and 2015 compared to 2014.

Table 8: Non-Interest Income

	Years Ended December 31,			2016 Change from 2015		2015 Change from 2014
	2016	2015	2014
	(Dollars in thousands)
Service charges on deposit accounts	$25,049	$24,252	$24,522	$797	3.3%	$(270)	(1.1)%
Other service charges and fees	30,200	26,186	23,914	4,014	15.3	2,272	9.5
Trust fees	1,457	2,381	1,378	(924)	(38.8)	1,003	72.8
Mortgage lending income	14,399	10,423	7,556	3,976	38.1	2,867	37.9
Insurance commissions	2,296	2,268	4,311	28	1.2	(2,043)	(47.4)
Increase in cash value of life insurance	1,412	1,199	1,210	213	17.8	(11)	(0.9)
Dividends from FHLB, FRB, Bankers’ bank & other	3,091	1,698	1,611	1,393	82.0	87	5.4
Gain on acquisitions	—	1,635	—	(1,635)	(100.0)	1,635	100.0
Gain on sale of SBA loans	1,088	541	183	547	101.1	358	195.6
Gain (loss) on sale of branches, equipment and other assets, net	700	(214)	322	914	427.1	(536)	(166.5)
Gain (loss) on OREO, net	(554)	(317)	2,191	(237)	74.8	(2,508)	(114.5)
Gain (loss) on securities, net	669	4	—	665	16,625.0	4	100.0
FDIC indemnification accretion/(amortization), net	(772)	(9,391)	(25,752)	8,619	(91.8)	16,361	(63.5)
Other income	8,016	4,833	3,316	3,183	65.9	1,517	45.7

Total non-interest income	$87,051	$65,498	$44,762	$21,553	32.9%	$20,736	46.3%

Non-interest income increased $21.6 million, or 32.9%, to $87.1 million for the year ended December 31, 2016 from $65.5 million for the same period in 2015. Non-interest income excluding gain on acquisitions increased $23.2 million, or 36.3%, to $87.1 million for the year ended December 31, 2016 from $63.9 million for the same period in 2015.

Excluding gain on acquisitions, the primary factors that resulted in the increase from December 31, 2015 to December 31, 2016 were changes related to service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, dividends, gain (loss) on sale of branches, equipment and other assets, net, amortization on our FDIC indemnification asset and other income.

Additional details for the year ended December 31, 2016 on some of the more significant changes are as follows:

•	The $797,000 increase in service charges on deposit accounts primarily results from an increase in overdraft fees from additional volume from our 2015 acquisitions and deposit growth.

•	The $4.0 million increase in other service charges and fees is primarily from our 2015 acquisition plus additional loan payoff fees generated by Centennial CFG.

•	The $924,000 decrease in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $4.0 million increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $1.4 million increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in the FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $914,000 increase in gain (loss) on sale of branches, equipment and other assets, net is primarily associated with a gain on the sale of our Clermont, Florida branch location and a gain on the sale of a piece of software for $738,000 and $102,000, respectively, offset by a $140,000 net loss on sale of vacant properties from closed branches during 2016.

•	The $8.6 million increase in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus the termination of our loss share agreements during 2016.

•	Other income includes $561,000 of additional other income for an item previously charged-off plus loan recoveries of $591,000 on our former FDIC covered transactions, $244,000 on other purchased loans and $925,000 on other historical losses.

Excluding gain on acquisitions, the primary factors that resulted in the increase from December 31, 2014 to December 31, 2015 were improvements related to other service charges and fees, trust fees, mortgage lending, amortization on our FDIC indemnification asset and other income, offset by a decrease in service charges on deposits, insurance, net changes in sale of branches, equipment and other assets gains and losses, and net changes in OREO gains and losses.

Additional details for the year ended December 31, 2015 on some of the more significant changes are as follows:

•	Although we experienced an increase in deposits from acquisitions during 2015, we have experienced a $270,000 decrease in service charges on deposit accounts. This decrease is primarily the result of an improving economy where the banking industry is experiencing fewer overdraft fees.

•	The $2.3 million increase in other service charges and fees is primarily from our acquisitions plus additional loan payoff fees generated by the Centennial CFG.

•	The $1.0 million increase in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which we anticipate only approximately $77,000 will be received on a recurring basis.

•	The $2.9 million increase in mortgage lending income is from the additional lending volume from our acquisitions combined with the organic growth during 2015. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which is ultimately generating more revenue from the organic growth.

•	The $2.0 million decrease in insurance commissions is primarily from the sale of an insurance book of business. Effective January 1, 2015, Centennial Insurance Agency sold the insurance book of business of the former Town and Country Insurance to Stephens Insurance, LLC of Little Rock. This disposal was completed at our book value with no gain or loss. The net profit on this book of business was immaterial.

•	The $16.4 million improvement in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements, plus a lack of recent additional credit improvements in the covered loan portfolio, which did not create additional FDIC indemnification asset amortization. For further discussion and analysis, reference Tables 2 and 3 in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	The $1.6 million increase in other income is primarily associated with $1.0 million of loan recoveries on our FDIC covered transactions. The most significant portion of this $1.0 million was loan recoveries on two of our FDIC covered loans. We were able to collect a total recovery of approximately $3.2 million in 2015 on two loans that were charged-off prior to the acquired bank being closed by the FDIC. Our agreement with the FDIC required us to share 80% of these type recoveries with the FDIC and we were able to retain the remaining 20%. As a result, we recorded approximately $626,000 in other income for these two recoveries.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 9 below sets forth a summary of non-interest expense for the years ended December 31, 2016, 2015, and 2014, as well as changes for the years ended 2016 compared to 2015 and 2015 compared to 2014.

Table 9: Non-Interest Expense

	Years Ended December 31,			2016 Change		2015 Change
	2016	2015	2014	from 2015		from 2014
	(Dollars in thousands)
Salaries and employee benefits	$101,962	$87,512	$77,025	$14,450	16.5%	$10,487	13.6%
Occupancy and equipment	26,129	25,967	25,031	162	0.6	936	3.7
Data processing expense	10,499	10,774	7,229	(275)	(2.6)	3,545	49.0
Other operating expenses:
Advertising	3,332	2,986	2,568	346	11.6	418	16.3
Merger and acquisition expenses	433	4,800	6,438	(4,367)	(91.0)	(1,638)	(25.4)
FDIC loss share buy-out expense	3,849	—	—	3,849	100.0	—	0.0
Amortization of intangibles	3,132	4,079	4,630	(947)	(23.2)	(551)	(11.9)
Electronic banking expense	5,742	5,166	5,308	576	11.1	(142)	(2.7)
Directors’ fees	1,150	1,071	912	79	7.4	159	17.4
Due from bank service charges	1,354	1,096	803	258	23.5	293	36.5
FDIC and state assessment	5,491	5,287	4,288	204	3.9	999	23.3
Insurance	2,193	2,542	2,538	(349)	(13.7)	4	0.2
Legal and accounting	2,206	2,028	2,012	178	8.8	16	0.8
Other professional fees	4,049	3,226	2,200	823	25.5	1,026	46.6
Operating supplies	1,758	1,880	1,928	(122)	(6.5)	(48)	(2.5)
Postage	1,084	1,196	1,331	(112)	(9.4)	(135)	(10.1)
Telephone	1,751	1,917	1,968	(166)	(8.7)	(51)	(2.6)
Other expense	15,641	16,028	15,734	(387)	(2.4)	294	1.9

Total non-interest expense	$191,755	$177,555	$161,943	$14,200	8.0%	$15,612	9.6%

Non-interest expense, excluding merger expenses, increased $18.6 million, or 10.7%, to $191.3 million for the year ended December 31, 2016, from $172.8 million for the same period in 2015. Non-interest expense, excluding merger expenses and FDIC loss share buy-out expense, was $187.5 million for the year ended December 31, 2016 compared to $172.8 million for the same period in 2015.

The change in non-interest expense for 2016 when compared to 2015 is primarily related to the completion of our 2015 acquisitions, the opening of the Centennial CFG loan production office during the second quarter of 2015, the termination of the FDIC loss share agreements, write-downs on vacant properties from closed branches and the normal increased cost of doing business.

The Centennial CFG loan production office incurred $14.5 million of non-interest expense during the year ended December 31, 2016, compared to $7.4 million of non-interest expense during the year ended December 31, 2015. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During 2016, the Company had write-downs on vacant property from closed branches of approximately $2.3 million. These write-downs are included in other expense.

Non-interest expense, excluding merger expenses, increased $17.3 million, or 11.1%, to $172.8 million for the year ended December 31, 2015, from $155.5 million for the same period in 2014. This increase primarily results from additional expense associated with the creation of Centennial CFG and the acquisitions of Traditions, Broward and FBBI. These acquisitions helped us grow from $6.81 billion in total assets as of December 31, 2013 to $9.29 billion as of December 31, 2015.

Income Taxes

The income tax expense increased $25.2 million, or 31.4%, to $105.5 million for the year ended December 31, 2016, from $80.3 million for 2015. The income tax expense increased $16.2 million, or 25.2%, to $80.3 million for the year ended December 31, 2015, from $64.1 million for 2014. The effective tax rate for the years ended December 31, 2016, 2015 and 2014 were 37.33%, 36.75% and 36.18%, respectively. The primary cause of the increase in taxes is the result of our higher earnings at our marginal tax rate of 39.225%.

Financial Conditions as of and for the Years Ended December 31, 2016 and 2015

Our total assets as of December 31, 2016 increased $519.3 million to $9.81 billion from the $9.29 billion reported as of December 31, 2015. Our loan portfolio increased $746.1 million to $7.39 billion as of December 31, 2016, from $6.64 billion as of December 31, 2015. This increase is a result of our organic loan growth since December 31, 2015. Stockholders’ equity increased $127.7 million to $1.33 billion as of December 31, 2016, compared to $1.20 billion as of December 31, 2015. The improvement in stockholders’ equity for the year ended 2016 was 10.6%. The increase in stockholders’ equity is primarily associated with the $129.1 million increase in retained earnings.

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

Loan Portfolio

Our loan portfolio averaged $6.99 billion and $5.73 billion during the years ended December 31, 2016 and 2015, respectively. Loans receivable were $7.39 billion as of December 31, 2016 compared to $6.64 billion as of December 31, 2015, which is an increase of $746.1 million, or 11.2%.

On February 27, 2015, we acquired $37.9 million of loans after $4.3 million of loan discounts from Doral Florida. On April 1, 2015, we acquired a pool of national commercial real estate loans from J.C. Flowers & Co. LLC totaling approximately $289.1 million. On October 1, 2015, we acquired $408.3 million of loans, after $14.1 million of loan discounts, from FBBI. All of these acquired loans are being accounted for in accordance with the provisions of ASC Topic 310-20 and ASC Topic 310-30.

We produced approximately $746.1 million of organic loan growth since December 31, 2015, of which $392.7 million is associated with Centennial CFG with the remaining $353.4 million being associated with loan originations in the legacy footprint. Centennial CFG had total loans of $1.11 billion at December 31, 2016.

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

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.58 billion, $2.46 billion, $235.9 million and $1.11 billion as of December 31, 2016 originated in Arkansas, Florida, Alabama and New York, respectively.

As of December 31, 2016, we had $439.3 million of construction/land development loans which were collateralized by land. This consisted of $252.1 million for raw land and $187.2 million for land with commercial and/or residential lots.

Table 10 presents our loans receivable balances by category as of December 31, 2016, 2015, 2014, 2013, and 2012.

Table 10: Loans Receivable

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$3,153,121	$2,968,335	$2,081,869	$1,856,832	$1,183,762
Construction/land development	1,135,843	944,787	740,085	611,055	321,513
Agricultural	77,736	75,027	73,154	82,850	34,795
Residential real estate loans:
Residential 1-4 family	1,356,136	1,190,279	1,051,299	1,011,735	674,894
Multifamily residential	340,926	430,256	258,839	223,610	139,309

Total real estate	6,063,762	5,608,684	4,205,246	3,786,082	2,354,273
Consumer	41,745	52,258	56,736	69,590	37,501
Commercial and industrial	1,123,213	850,587	678,775	517,273	271,576
Agricultural	74,673	67,109	48,833	37,129	19,825
Other	84,306	62,933	67,912	66,879	32,908

Total loans receivable	$7,387,699	$6,641,571	$5,057,502	$4,476,953	$2,716,083

As of December 31, 2016, 2015, 2014, 2013 and 2012, we had covered loan balances of zero, $62.2 million, $240.2 million, $282.5 million and $384.9 million, respectively.

As of the acquisition date, we evaluated $1.61 billion of net loans ($1.67 billion gross loans less $62.1 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs. As of December 31, 2016, the net loan balance of the Liberty ASC Topic 310-20 purchased loans is $409.6 million ($418.7 million gross loans less $9.1 million discount). The fair value discount is being accreted into interest income over the weighted average life of the loans using a constant yield method.

As of the acquisition date, we evaluated $120.5 million of net loans ($162.4 million gross loans less $41.9 million discount) purchased in conjunction with the acquisition of Liberty in accordance with the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of December 31, 2016, the net loan balance of the Liberty ASC Topic 310-30 purchased loans is $58.6 million ($80.5 million gross loans less $21.9 million discount). These purchased loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable that not all contractually required payments will be collected.

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

As of December 31, 2016, commercial real estate loans totaled $4.37 billion, or 59.1% of loans receivable, as compared to $3.99 billion, or 60.0% of loans receivable, as of December 31, 2015. Commercial real estate loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $1.96 billion, $1.58 billion, $125.9 million and $696.8 million at December 31, 2016, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 40.5% and 47.2% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2016. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2016, residential real estate loans totaled $1.70 billion, or 23.0%, of loans receivable, compared to $1.62 billion, or 24.4% of loans receivable, as of December 31, 2015. Residential real estate loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $879.0 million, $633.5 million, $82.0 million and $102.7 million at December 31, 2016, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2016, consumer loans totaled $41.8 million, or 0.6% of loans receivable, compared to $52.3 million, or 0.8% of loans receivable, as of December 31, 2015. Consumer loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $25.3 million, $15.4 million, $1.1 million and zero at December 31, 2016, respectively.

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

As of December 31, 2016, commercial and industrial loans totaled $1.12 billion, or 15.2% of loans receivable, which is comparable to $850.6 million, or 12.8% of loans receivable, as of December 31, 2015. Commercial and industrial loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $585.7 million, $203.7 million, $24.9 million and $309.0 million at December 31, 2016, respectively.

Table 11 presents the distribution of the maturity of our total loans as of December 31, 2016. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted average life of the loans).

Table 11: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$783,086	$1,557,743	$812,292	$3,153,121
Construction/land development	448,599	536,904	150,340	1,135,843
Agricultural	19,921	35,482	22,333	77,736
Residential real estate loans
Residential 1-4 family	238,846	620,541	496,749	1,356,136
Multifamily residential	45,895	147,879	147,152	340,926

Total real estate	1,536,347	2,898,549	1,628,866	6,063,762
Consumer	14,106	25,838	1,801	41,745
Commercial and industrial	388,209	554,610	180,394	1,123,213
Agricultural	26,088	34,272	14,313	74,673
Other	20,701	34,193	29,412	84,306

Total loans receivable	$1,985,451	$3,547,462	$1,854,786	$7,387,699

Fixed interest rates	$992,305	$2,791,670	$657,708	$4,441,683
Floating interest rates	902,786	712,783	1,170,883	2,786,452
Purchased credit impaired loans acquired	90,360	43,009	26,195	159,564

Total loans receivable	$1,985,451	$3,547,462	$1,854,786	$7,387,699

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

We have purchased loans with deteriorated credit quality in our December 31, 2016 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 13 below:

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

Table 12 sets forth information with respect to our non-performing non-covered assets as of December 31, 2016, 2015, 2014, 2013, and 2012. As of these dates, all non-performing non-covered restructured loans are included in non-accrual non-covered loans.

Table 12: Non-Covered Non-performing Assets

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual non-covered loans	$47,182	$36,374	$24,691	$15,133	$21,336
Non-covered loans past due 90 days or more (principal or interest payments)	15,942	23,845	14,871	23,141	5,937

Total non-performing non-covered loans	63,124	60,219	39,562	38,274	27,273

Other non-performing non-covered assets
Non-covered foreclosed assets held for sale, net	15,951	18,526	16,951	29,869	20,393
Other non-performing non-covered assets	3	38	—	281	164

Total other non-performing non-covered assets	15,954	18,564	16,951	30,150	20,557

Total non-performing non-covered assets	$79,078	$78,783	$56,513	$68,424	$47,830

Allowance for loan losses for non-covered loans to non-performing non-covered loans	126.74%	110.66%	132.63%	101.95%	165.62%
Non-performing non-covered loans to total non-covered loans	0.85	0.92	0.82	0.91	1.17
Non-performing non-covered assets to total non-covered assets	0.81	0.85	0.79	1.07	1.30

Table 13 sets forth information with respect to our non-performing assets as of December 31, 2016, 2015, 2014, 2013, and 2012. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 13: Non-performing Assets

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans	$47,182	$36,374	$24,691	$15,133	$21,336
Loans past due 90 days or more (principal or interest payments)	15,942	27,137	37,364	58,983	76,800

Total non-performing loans	63,124	63,511	62,055	74,116	98,136

Other non-performing assets
Foreclosed assets held for sale, net	15,951	19,140	24,822	50,868	51,919
Other non-performing assets	3	38	189	391	336

Total other non-performing assets	15,954	19,178	25,011	51,259	52,255

Total non-performing assets	$79,078	$82,689	$87,066	$125,375	$150,391

Allowance for loan losses to non-performing loans	126.74%	109.00%	88.65%	59.12%	51.59%
Non-performing loans to total loans	0.85	0.96	1.23	1.66	3.61
Non-performing assets to total assets	0.81	0.89	1.18	1.84	3.55

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

Total non-performing loans were $63.1 million as of December 31, 2016, compared to $63.5 million as of December 31, 2015, for a decrease of $387,000. The $387,000 decrease in non-performing loans is the result of a $224,000 increase in non-performing loans in our Arkansas market and a $1.1 million decrease in non-performing loans in our Florida market, offset by a $524,000 increase in non-performing loans in our Alabama market. Non-performing loans at December 31, 2016 are $28.5 million, $34.0 million, $656,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2016, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2016. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of December 31, 2016, we had $22.5 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 13. Our Florida market contains $19.5 million and our Arkansas market contains $3.0 million of these restructured loans.

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

The majority of our loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for us to seek additional collateral or guarantor support when modifying a loan. At December 31, 2016, the amount of TDRs was $25.5 million, an increase of 40.2% from $18.2 million at December 31, 2015. As of December 31, 2016 and 2015, 88.0% and 81.2%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $16.0 million as of December 31, 2016, compared to $19.1 million as of December 31, 2015, for a decrease of $3.1 million. The foreclosed assets held for sale as of December 31, 2016 are comprised of $12.5 million of assets located in Arkansas, $2.9 million of assets located in Florida, $581,000 located in Alabama and zero from Centennial CFG.

During 2016, we had one foreclosed property with a carrying value greater than $1.0 million. This property is a development loan in Northwest Arkansas which has been foreclosed since the first quarter of 2011. The carrying value was $2.0 million at December 31, 2016. The Company does not currently anticipate any additional losses on this property. As of December 31, 2016, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 14 shows the summary of foreclosed assets held for sale as of December 31, 2016, 2015, 2014, 2013 and 2012.

Table 14: Total Foreclosed Assets Held For Sale

	As of December 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,423	$—	$9,423	$9,787	$—	$9,787
Construction/land development	4,009	—	4,009	5,286	—	5,286
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,076	—	2,076	3,233	614	3,847
Multifamily residential	443	—	443	220	—	220

Total foreclosed assets held for sale	$15,951	$—	$15,951	$18,526	$614	$19,140

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,894	$3,935	$10,829	$8,422	$9,677	$18,099
Construction/land development	6,189	2,847	9,036	17,675	5,517	23,192
Agricultural	—	3	3	—	651	651
Residential real estate loans
Residential 1-4 family	3,381	1,086	4,467	3,772	5,154	8,926
Multifamily residential	487	—	487	—	—	—

Total foreclosed assets held for sale	$16,951	$7,871	$24,822	$29,869	$20,999	$50,868

	As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,532	$9,024	$16,556
Construction/land development	7,343	13,586	20,929
Agricultural	—	599	599
Residential real estate loans
Residential 1-4 family	5,518	8,317	13,835

Total foreclosed assets held for sale	$20,393	$31,526	$51,919

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2016, average impaired loans were $89.6 million compared to $88.1 million as of December 31, 2015. As of December 31, 2016, impaired loans were $93.1 million compared to $91.6 million as of December 31, 2015, for an increase of $1.5 million. This increase is primarily associated with the increase in loan balances with a specific allocation and an increase in the level of loans categorized as TDRs offset by a slight decrease in non-performing loans. As of December 31, 2016, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $38.9 million, $53.6 million, $656,000 and zero of the impaired loans, respectively.

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

As of December 31, 2016 and 2015, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 15 shows the summary non-accrual loans as of December 31, 2016, 2015, 2014, 2013 and 2012:

Table 15: Total Non-Accrual Loans

	As of December 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$17,988	$—	$17,988	$15,811	$—	$15,811
Construction/land development	3,956	—	3,956	2,952	—	2,952
Agricultural	435	—	435	531	—	531
Residential real estate loans
Residential 1-4 family	20,311	—	20,311	12,574	—	12,574
Multifamily residential	262	—	262	870	—	870

Total real estate	42,952	—	42,952	32,738	—	32,738
Consumer	140	—	140	239	—	239
Commercial and industrial	3,155	—	3,155	2,363	—	2,363
Agricultural	—	—	—	—	—	—
Other	935	—	935	1,034	—	1,034

Total non-accrual loans	$47,182	$—	$47,182	$36,374	$—	$36,374

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,901	$—	$8,901	$5,093	$—	$5,093
Construction/land development	926	—	926	1,080	—	1,080
Agricultural	—	—	—	89	—	89
Residential real estate loans
Residential 1-4 family	11,949	—	11,949	7,283	—	7,283
Multifamily residential	1,344	—	1,344	1	—	1

Total real estate	23,120	—	23,120	13,546	—	13,546
Consumer	279	—	279	124	—	124
Commercial and industrial	1,108	—	1,108	1,463	—	1,463
Agricultural	—	—	—	—	—	—
Other	184	—	184	—	—	—

Total non-accrual loans	$24,691	$—	$24,691	$15,133	$—	$15,133

	As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,659	$—	$3,659
Construction/land development	2,680	—	2,680
Agricultural	140	—	140
Residential real estate loans
Residential 1-4 family	9,972	—	9,972
Multifamily residential	3,215	—	3,215

Total real estate	19,666	—	19,666
Consumer	593	—	593
Commercial and industrial	1,077	—	1,077
Agricultural	—	—	—
Other	—	—	—

Total non-accrual loans	$21,336	$—	$21,336

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.4 million for the year ended December 31, 2016, $1.8 million in 2015, and $1.3 million in 2014 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2016, 2015 and 2014 was considered immaterial.

Table 16 shows the summary of accruing past due loans 90 days or more as of December 31, 2016, 2015, 2014, 2013 and 2012:

Table 16: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2016			As of December 31, 2015
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,530	$—	$9,530	$9,247	$—	$9,247
Construction/land development	3,086	—	3,086	4,176	—	4,176
Agricultural	—	—	—	30	—	30
Residential real estate loans					—
Residential 1-4 family	2,996	—	2,996	3,915	3,292	7,207
Multifamily residential	—	—	—	1	—	1

Total real estate	15,612	—	15,612	17,369	3,292	20,661
Consumer	21	—	21	46	—	46
Commercial and industrial	309	—	309	6,430	—	6,430
Other	—	—	—	—	—	—

Total loans accruing past due 90 days or more	$15,942	$—	$15,942	$23,845	$3,292	$27,137

	As of December 31, 2014			As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,880	$9,029	$14,909	$7,914	$15,287	$23,201
Construction/land development	734	4,376	5,110	4,879	8,410	13,289
Agricultural	34	72	106	—	162	162
Residential real estate loans
Residential 1-4 family	4,128	7,597	11,725	6,492	10,177	16,669
Multifamily residential	691	—	691	1	357	358

Total real estate	11,467	21,074	32,541	19,286	34,393	53,679
Consumer	579	—	579	100	—	100
Commercial and industrial	2,825	1,387	4,212	3,755	825	4,580
Other	—	32	32	—	624	624

Total loans accruing past due 90 days or more	$14,871	$22,493	$37,364	$23,141	$35,842	$58,983

	As of December 31, 2012
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,437	$32,227	$33,664
Construction/land development	1,296	14,962	16,258
Agricultural	—	548	548
Residential real estate loans
Residential 1-4 family	2,589	20,005	22,594
Multifamily residential	—	—	—

Total real estate	5,322	67,742	73,064
Consumer	95	—	95
Commercial and industrial	520	3,121	3,641

Total loans accruing past due 90 days or more	$5,937	$70,863	$76,800

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $806.2 million from $6.28 billion at December 31, 2015 to $7.09 billion at December 31, 2016. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment increased from 0.99% at December 31, 2015 to 1.08% at December 31, 2016. This increase is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs increased to $17.5 million for the year ended December 31, 2016, compared to $16.0 million for the same period in 2015. Total recoveries increased to $9.7 million for the year ended December 31, 2016, compared to $3.5 million for the same period in 2015. For the year ended December 31, 2016, net charge-offs were $6.6 million for Arkansas, net charge-offs were $1.3 million for Florida, net recoveries were $76,000 for Alabama and net charge-offs were zero for Centennial CFG, equaling a net charge-off position of $7.8 million.

The net loans charged off for the years ended December 31, 2016, 2015 and 2014 were $7.8 million, $12.4 million and $10.3 million. For the years ended December 31, 2016, 2015 and 2014, approximately $6.6 million, $9.3 million and $5.1 million, respectively, of the net charge-offs are from our Arkansas market. For the years ended December 31, 2016, 2015 and 2014, approximately $1.3 million, $2.7 million and $4.9 million, respectively, of the net charge-offs are from our Florida market. The remaining $76,000, $367,000 and $347,000 relates to net recoveries, net charge-offs and net charge-offs, respectively, on loans in our Alabama market for the years ended December 31, 2016, 2015 and 2014, respectively. There have been zero charge-offs for Centennial CFG since the division was formed in 2015.

During 2016, there were $17.5 million in charge-offs and $9.7 million in recoveries. While these charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million. During 2016, there was a substantial $5.3 million recovery from a large loan charge-off taken in 2010.

During 2015, there were $16.0 million in charge-offs and $3.5 million in recoveries. While these charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 17 shows the allowance for loan losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Table 17: Analysis of Allowance for Loan Losses

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$69,224	$55,011	$43,815	$50,632	$52,129
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3,586	4,878	4,376	7,480	2,354
Construction/land development	382	644	1,099	1,903	1,734
Agricultural	—	—	—	—	—
Residential real estate loans:
Residential 1-4 family	4,986	4,257	3,218	4,798	4,460
Multifamily residential	611	460	266	2,336	95

Total real estate	9,565	10,239	8,959	16,517	8,643
Consumer	220	567	355	926	1,143
Commercial and industrial	5,778	2,638	2,323	694	1,356
Agricultural	—	—	—	—	—
Other	1,938	2,508	2,440	1,374	1,693

Total loans charged off	17,501	15,952	14,077	19,511	12,835

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	857	762	279	2,083	970
Construction/land development	1,125	236	474	49	9
Agricultural	—	—	—	1	234
Residential real estate loans:
Residential 1-4 family	1,098	845	1,473	1,052	676
Multifamily residential	54	70	37	102	4

Total real estate	3,134	1,913	2,263	3,287	1,893
Consumer	209	61	246	145	134
Commercial and industrial	5,533	802	306	72	124
Agricultural	—	—	—	—	—
Other	795	766	913	556	435

Total recoveries	9,671	3,542	3,728	4,060	2,586

Net loans charged off (recovered)	7,830	12,410	10,349	15,451	10,249
Provision for loan losses	18,608	25,164	22,664	5,180	2,750
Increase in FDIC indemnification asset	—	1,459	(1,119)	3,454	6,002

Balance, end of year	$80,002	$69,224	$55,011	$43,815	$50,632

Net charge-offs (recoveries) to average loans receivable	0.11%	0.22%	0.22%	0.51%	0.41%
Allowance for loan losses to total loans(1)	1.08	1.04	1.09	0.98	1.86
Allowance for loan losses to net charge-offs (recoveries)	1,022	558	532	284	494

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for additional information on non-GAAP tabular disclosure.

Table 18 shows the allowance for loan losses, charge-offs and recoveries for covered loans as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Table 18: Analysis of Allowance for Loan Losses for Covered Loans

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$2,588	$2,540	$4,793	$5,462	$—
Loans charged off	(71)	(1,181)	(2,772)	(5,314)	(2,042)
Recoveries of loans previously charged off	10	94	734	200	2

Net loans charged off (recovered)	(61)	(1,087)	(2,038)	(5,114)	(2,040)
Provision for loan losses forecasted outside of loss share	—	—	1,184	—	—
Provision for loan losses before benefit attributable to FDIC loss share agreements	—	2,457	(1,399)	4,445	7,502
Benefit attributable to FDIC loss share agreements	—	(1,459)	1,119	(3,454)	(6,002)

Net provision for loan losses for covered loans	—	998	904	991	1,500
Reclass of provision for loan losses attributable to FDIC loss share agreements	(2,527)	(1,322)	—	—	—
Increase (decrease) in FDIC indemnification asset	—	1,459	(1,119)	3,454	6,002

Balance, end of year	$—	$2,588	$2,540	$4,793	$5,462

Table 19 shows the allowance for loan losses, charge-offs and recoveries for non-covered loans as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012.

Table 19: Analysis of Allowance for Loan Losses for Non-Covered Loans

	As of December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$66,636	$52,471	$39,022	$45,170	$52,129
Loans charged off	17,430	14,771	11,305	14,197	10,793
Recoveries of loans previously charged off	9,661	3,448	2,994	3,860	2,584

Net loans charged off (recovered)	7,769	11,323	8,311	10,337	8,209
Provision for loan losses	18,608	24,166	21,760	4,189	1,250
Reclass of provision for loan losses attributable to FDIC loss share agreements	2,527	1,322	—	—	—

Balance, end of year	$80,002	$66,636	$52,471	$39,022	$45,170

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

The changes for the years ended December 31, 2016 and 2015 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 20 presents the allocation of allowance for loan losses as of December 31, 2016, 2015, 2014, 2013 and 2012.

Table 20: Allocation of Allowance for Loan Losses

	As of December 31,
	2016		2015		2014		2013		2012
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$27,695	42.7%	$26,330	44.7%	$17,770	41.2%	$15,685	41.5%	$23,786	43.6%
Construction/land development	11,522	15.4	10,782	14.3	8,548	14.6	7,989	13.6	6,985	11.8
Agricultural	493	1.1	468	1.1	387	1.5	254	1.8	193	1.3
Residential real estate loans:
Residential 1-4 family	14,397	18.3	12,552	17.9	11,061	20.8	8,149	22.6	10,695	24.9
Multifamily residential	2,120	4.6	2,266	6.5	3,545	5.1	2,852	5.0	3,346	5.1

Total real estate	56,227	82.1	52,398	84.5	41,311	83.1	34,929	84.5	45,005	86.7
Consumer	398	0.6	544	0.8	763	1.1	632	1.6	894	1.4
Commercial and industrial	12,756	15.2	9,324	12.8	5,965	13.4	2,068	11.6	3,930	10.0
Agricultural	3,790	1.0	4,463	1.0	5,035	1.0	1,931	0.8	394	0.7
Other	—	1.1	9	0.9	3	1.3	—	1.5	—	1.2
Unallocated	6,831	—	2,486	—	1,934	—	4,255	—	409	—

Total	$80,002	100.0%	$69,224	100.0%	$55,011	100.0%	$43,815	100.0%	$50,632	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.6 years as of December 31, 2016.

As of December 31, 2016 and 2015 we had $284.2 million and $309.0 million of held-to-maturity securities, respectively. Of the $284.2 million of held-to-maturity securities as of December 31, 2016, $6.6 million were invested in U.S. Government- sponsored enterprises, $107.8 million were invested in mortgage-backed securities and $169.7 million were invested in state and political subdivisions. Of the $309.0 million of held-to-maturity securities as of December 31, 2015, $7.4 million were invested in U.S. Government- sponsored enterprises, $134.2 million were invested in mortgage-backed securities and $167.5 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.07 billion and $1.21 billion as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, $579.5 million, or 54.0%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $565.3 million, or 46.9%, of our available-for-sale securities as of December 31, 2015. To reduce our income tax burden, $216.5 million, or 20.2%, of our available-for-sale securities portfolio as of December 31, 2016, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $219.1 million, or 18.2%, of our available-for-sale securities as of December 31, 2015. Also, we had approximately $236.8 million, or 22.1%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2016, compared to $368.5 million, or 30.5%, of our available-for-sale securities as of December 31, 2015.

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

Table 21 presents the carrying value and fair value of investment securities as of December 31, 2016, 2015 and 2014.

Table 21: Investment Securities

	As of December 31, 2016				As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819	311,279	994	(1,713)	310,560
State and political subdivisions	215,209	3,471	(2,181)	216,499	211,546	7,723	(151)	219,118
Other securities	38,261	2,603	(659)	40,205	54,440	191	(1,024)	53,607

Total	$1,072,262	$9,108	$(8,450)	$1,072,920	$1,199,707	$12,363	$(5,490)	$1,206,580

Held-to-maturity
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	71,956	267	(301)	71,922	92,585	250	(282)	92,553
Commercial mortgage-backed securities	35,863	107	(133)	35,837	41,579	155	(42)	41,692
State and political subdivisions	169,720	3,100	(169)	172,651	167,483	4,870	(69)	172,284

Total	$284,176	$3,497	$(635)	$287,038	$309,042	$5,312	$(410)	$313,944

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$333,880	$2,467	$(269)	$336,078
Residential mortgage-backed securities	188,956	2,423	(501)	190,878
Commercial mortgage-backed securities	311,336	1,812	(944)	312,204
State and political subdivisions	170,207	6,522	(88)	176,641
Other securities	51,375	437	(326)	51,486

Total	$1,055,754	$13,661	$(2,128)	$1,067,287

Held-to-maturity
U.S. government-sponsored enterprises	$4,724	$2	$(11)	$4,715
Residential mortgage-backed securities	115,159	384	(145)	115,398
Commercial mortgage-backed securities	45,892	196	(48)	46,040
State and political subdivisions	191,015	5,178	(74)	196,119

Total	$356,790	$5,760	$(278)	$362,272

Table 22 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2016, by contractual maturity and the weighted average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 22: Maturity Distribution of Investment Securities

	As of December 31, 2016
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$54,970	$125,758	$38,565	$18,146	$237,439	$236,761
Residential mortgage-backed securities	51,809	145,063	41,357	20,808	259,037	258,636
Commercial mortgage-backed securities	18,516	242,183	42,327	19,290	322,316	320,819
State and political subdivisions	38,986	149,267	19,848	7,108	215,209	216,499
Other securities	15,431	13,730	7,726	1,374	38,261	40,205

Total	$179,712	$676,001	$149,823	$66,726	$1,072,262	$1,072,920

Percentage of total amortized cost	16.8%	63.0%	14.0%	6.2%	100.0%

Weighted average yield	2.6%	2.6%	2.5%	2.7%	2.6%

Held-to-maturity
U.S. Government-sponsored enterprises	$340	$4,726	$768	$803	$6,637	$6,628
Residential mortgage-backed securities	13,908	45,876	9,515	2,657	71,956	71,922
Commercial mortgage-backed securities	15,946	11,866	6,466	1,585	35,863	35,837
State and political subdivisions	55,182	59,416	2,791	52,331	169,720	172,651

Total	$85,376	$121,884	$19,540	$57,376	$284,176	$287,038

Percentage of total amortized cost	30.0%	42.9%	6.9%	20.2%	100.0%

Weighted average yield	4.0%	3.7%	2.8%	6.8%	4.4%

Deposits

Our deposits averaged $6.70 billion for the year ended December 31, 2016, and $5.96 billion for 2015. Total deposits increased $503.9 million, or 7.8%, to $6.94 billion as of December 31, 2016, from $6.44 billion as of December 31, 2015. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 23 reflects the classification of the brokered deposits as of December 31, 2016 and 2015.

Table 23: Brokered Deposits

	December 31, 2016	December 31, 2015
	(In thousands)
Time Deposits	$70,028	$55,149
CDARS	26,389	26,920
Insured Cash Sweep and Other Transaction Accounts	406,120	117,185

Total Brokered Deposits	$502,537	$199,254

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the rate was increased slightly to 0.50% to 0.25%. The rate was slightly raised again on December 14, 2016 to 0.75% to 0.50%.

Table 24 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2016, 2015, and 2014.

Table 24: Average Deposit Balances and Rates

	Years Ended December 31,
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,619,128	—%	$1,358,905	—%	$1,101,923	—%
Interest-bearing transaction accounts	3,252,416	0.27	2,789,346	0.22	2,465,881	0.20
Savings deposits	465,464	0.06	429,399	0.06	373,448	0.07
Time deposits:
$100,000 or more	868,839	0.58	780,815	0.53	735,404	0.65
Other time deposits	493,841	0.38	600,747	0.42	637,869	0.43

Total	$6,699,688	0.24%	$5,959,212	0.22%	$5,314,525	0.24%

Table 25 presents our maturities of large denomination time deposits as of December 31, 2016 and 2015.

Table 25: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2016		2015
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$162,422	19.3%	$223,227	25.2%
Over three months to six months	100,547	11.9	162,015	18.3
Over six months to 12 months	356,145	42.3	186,963	21.1
Over 12 months	223,767	26.5	313,057	35.4

Total	$842,881	100.0%	$885,262	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $7.1 million, or 5.5%, from $128.4 million as of December 31, 2015 to $121.3 million as of December 31, 2016.

FHLB Borrowings

Our FHLB borrowed funds were $1.31 billion and $1.41 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all of the outstanding balance was issued as long-term advances. Our remaining FHLB borrowing capacity was $718.2 million and $581.9 million as of December 31, 2016 and 2015, respectively. We received additional borrowing capacity due to an increase in loan volume since December 31, 2015. Maturities of borrowings as of December 31, 2016 include: 2017 – $556.0 million; 2018 – $459.2 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $453,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of both December 31, 2016 and 2015.

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

Stockholders’ Equity

Stockholders’ equity was $1.33 billion at December 31, 2016 compared to $1.20 billion at December 31, 2015, an increase of 10.6%. The increase in stockholders’ equity is primarily associated with the $129.1 million increase in retained earnings plus the $1.8 million increase in capital surplus as a result of the activity related to stock based compensation during the year net of $9.8 million in repurchases of common stock, offset by the $3.8 million of comprehensive losses. As of December 31, 2016 and 2015, our equity to asset ratio was 13.5% and 12.9% respectively. Book value per share was $9.45 at December 31, 2016 compared to $8.55 (split adjusted) at December 31, 2015, a 10.5% increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.3425, $0.2750 (split adjusted) and $0.1750 (split adjusted) per share for the years ended December 31, 2016, 2015 and 2014, respectively. The common stock dividend payout ratio for the year ended December 31, 2016, 2015 and 2014 was 27.15%, 27.19% and 20.49%, respectively.

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

Stock Repurchase Program. During 2016, we utilized a portion of our previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of our common stock. We repurchased a total of 510,608 shares (split adjusted) with a weighted-average stock price of $19.23 per share (split adjusted) during 2016. The Company repurchased 95,428 shares (split adjusted) at an average price of $18.16 per share (split adjusted) during January 2016, 364,572 shares (split adjusted) at an average price of $19.45 per share (split adjusted) during February 2016, and 1,800 shares (split adjusted) at an average price of $20.00 per share (split adjusted) during March 2016. No shares were repurchased during the second or third quarters of 2016. The Company repurchased 48,808 shares at an average price of $19.97 per share (split adjusted) during October 2016. Shares repurchased to date under the program total 3,667,064 shares (split adjusted). The remaining balance available for repurchase is 1,084,936 shares (split adjusted) at December 31, 2016.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($53.6 million as of December 31, 2016), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2016 and 2015, we met all regulatory capital adequacy requirements to which we were subject.

Table 26 presents our risk-based capital ratios as of December 31, 2016 and 2015.

Table 26: Risk-Based Capital

	As of December 31, 2016	As of December 31, 2015
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,327,490	$1,199,757
Goodwill and core deposit intangibles, net	(388,336)	(385,957)
Unrealized (gain) loss on available-for-sale securities	(400)	(4,285)
Deferred tax assets	—	—

Total common equity Tier 1 capital	938,754	809,515
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	997,754	868,515

Tier 2 capital
Qualifying allowance for loan losses	80,002	69,224

Total Tier 2 capital	80,002	69,224

Total risk-based capital	$1,077,756	$937,739

Average total assets for leverage ratio	$9,388,812	$8,766,685

Risk weighted assets	$8,308,468	$7,710,439

Ratios at end of period
Common equity Tier 1 capital	11.30%	10.50
Leverage ratio	10.63	9.91%
Tier 1 risk-based capital	12.01	11.26
Total risk-based capital	12.97	12.16
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	5.125%	4.50
Leverage ratio	4.000	4.00%
Tier 1 risk-based capital	6.625	6.00
Total risk-based capital	8.625	8.00
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00
Leverage ratio	4.00	4.00%
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50
Leverage ratio	5.00	5.00%
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 27 presents actual capital amounts and ratios as of December 31, 2016 and 2015, for our bank subsidiary and us.

Table 27: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity Tier 1 capital
Home BancShares	$938,754	11.30%	$425,762	5.125%	$581,529	7.00%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	424,882	5.125	580,326	7.00		538,875	6.50
Leverage ratios:
Home BancShares	$997,754	10.63%	$375,448	4.000%	$375,448	4.00%	$	N/A	N/A	%
Centennial Bank	920,232	9.81	375,222	4.000	375,222	4.00		469,028	5.00
Tier 1 capital ratios:
Home BancShares	$997,754	12.01%	$550,385	6.625%	$706,154	8.50%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	549,238	6.625	704,682	8.50		663,230	8.00
Total risk-based capital ratios:
Home BancShares	$1,077,756	12.97%	$716,704	8.625%	$872,509	10.50%	$	N/A	N/A	%
Centennial Bank	1,000,234	12.07	714,749	8.625	870,129	10.50		828,694	10.00
As of December 31, 2015
Common equity Tier 1 capital
Home BancShares	$809,515	10.50%	$346,935	4.50%	$539,677	7.00%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	345,722	4.50	537,790	7.00		499,376	6.50
Leverage ratios:
Home BancShares	$868,515	9.91%	$350,561	4.00%	$350,561	4.00%	$	N/A	N/A	%
Centennial Bank	782,100	8.93	350,325	4.00	350,325	4.00		437,906	5.00
Tier 1 capital ratios:
Home BancShares	$868,515	11.26%	$462,797	6.00%	$655,629	8.50%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	460,963	6.00	653,030	8.50		614,617	8.00
Total risk-based capital ratios:
Home BancShares	$937,739	12.16%	$616,934	8.00%	$809,725	10.50%	$	N/A	N/A	%
Centennial Bank	851,324	11.08	614,674	8.00	806,760	10.50		768,343	10.00

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $41.1 million and $24.3 million at December 31, 2016 and 2015, respectively, with maturities ranging from currently due to four years.

Table 28 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2016.

Table 28: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$4,464	$7,754	$5,466	$16,186	$33,870
FHLB advances by contractual maturity	556,011	602,306	146,428	453	1,305,198
Subordinated debentures	—	—	—	60,826	60,826
Loan commitments	102,212	945,978	319,878	452,094	1,820,162
Letters of credit	26,369	14,599	91	—	41,059

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

We had $1.13 billion of purchased loans, which includes $100.1 million of discount for credit losses on purchased loans, at December 31, 2016. We have $35.3 million and $64.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2016. We had $2.16 billion of purchased loans, which includes $149.4 million of discount for credit losses on purchased loans, at December 31, 2015. For purchased financial assets, GAAP requires a discount embedded in the purchase price that is attributable to the expected credit losses at the date of acquisition, which is a different approach from non-purchased assets. While the discount for credit losses on purchased credit impaired loans is not available for credit losses on non-purchased credit impaired loans, management believes it is useful information to show the same accounting as if applied to all loans receivable, including those acquired in a business combination.

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

Table 29: Average Yield on Loans

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest income on loans receivable – FTE	$404,137	$344,885	$306,788
Purchase accounting accretion	41,070	46,509	60,630

Non-GAAP interest income on loans receivable – FTE	$363,067	$298,376	$246,158

Average loans	$6,986,759	$5,732,315	$4,613,919
Average purchase accounting loan discounts (1)	127,210	177,389	245,126

Average loans (non-GAAP)	$7,113,969	$5,909,704	$4,859,045

Average yield on loans (reported)	5.78%	6.02%	6.65%
Average contractual yield on loans (non-GAAP)	5.10	5.05	5.07

(1)	Balance includes $100.1 million, $149.4 million and $189.7 million of discount for credit losses on purchased loans as of December 31, 2016, 2015 and 2014, respectively.

Table 30: Average Cost of Deposits

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest expense on deposits	$15,926	$12,971	$12,796
Amortization of time deposit (premiums)/discounts, net	1,273	1,101	(397)

Non-GAAP interest expense on deposits	$17,199	$14,072	$12,399

Average interest-bearing deposits	$5,080,560	$4,600,307	$4,212,602
Average unamortized CD (premium)/discount, net	(930)	(1,276)	(183)

Average interest-bearing deposits (non-GAAP)	$5,079,630	$4,599,031	$4,212,419

Average cost of deposits (reported)	0.31%	0.28%	0.30%
Average contractual cost of deposits (non-GAAP)	0.34	0.31	0.29

Table 31: Net Interest Margin

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net interest income – FTE	$413,882	$363,422	$323,872
Total purchase accounting accretion	42,343	47,610	60,233

Non-GAAP net interest income – FTE	$371,539	$315,812	$263,639

Average interest-earning assets	$8,604,291	$7,296,757	$6,030,104
Average purchase accounting loan discounts(1)	127,210	177,389	245,126

Average interest-earning assets (non-GAAP)	$8,731,501	$7,474,146	$6,275,230

Net interest margin (reported)	4.81%	4.98%	5.37%
Net interest margin (non-GAAP)	4.26	4.23	4.20

(1)	Balance includes $100.1 million, $149.4 million and $189.7 million of discount for credit losses on purchased loans as of December 31, 2016, 2015 and 2014, respectively.

Table 32: Allowance for Loan Losses to Total Loans Receivable

	As of December 31, 2016
	Net Loans Receivable	Total Purchased Loans	Total Loans Receivable
	(Dollars in thousands)
Loan balance reported (A)	$6,262,100	$1,125,599	$7,387,699
Loan balance reported plus discount (B)	6,262,100	1,225,747	7,487,847
Allowance for loan losses (C)	80,002	—	80,002
Discount for credit losses on purchased loans (D)	—	100,148	100,148

Total allowance for loan losses plus discount for credit losses on purchased loans (E)	$80,002	$100,148	$180,150

Allowance for loan losses to total loans receivable (C/A)	1.28%	N/A	1.08%
Discount for credit losses on purchased loans to purchased loans plus discount for credit losses on purchased loans (D/B)	N/A	8.17%	N/A
Allowance for loan losses plus discount for credit losses on purchased loans to total loans plus discount for credit losses on purchased loans (E/B)	N/A	N/A	2.41%

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

We had $396.3 million, $399.4 million, and $346.3 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2016, 2015 and 2014, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 33 through 37, respectively. All per share data has been restated to reflect the retroactive effect of the 2-for-1 stock split which occurred during June 2016.

Table 33: Diluted Earnings Per Common Share Excluding Intangible Amortization

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
GAAP net income available to common stockholders	$177,146	$138,199	$113,063
Intangible amortization after-tax	1,903	2,479	2,814

Earnings available to common stockholders excluding intangible amortization	$179,049	$140,678	$115,877

GAAP diluted earnings per common share	$1.26	$1.01	$0.85
Intangible amortization after-tax	0.01	0.02	0.02

Diluted earnings per common share excluding intangible amortization	$1.27	$1.03	$0.87

Table 34: Tangible Book Value Per Common Share

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Book value per common share: A/B	$9.45	$8.55	$7.51
Tangible book value per common share: (A-C-D)/B	6.63	5.71	4.95
(A) Total common equity	$1,327,490	$1,199,757	$1,015,292
(B) Common shares outstanding	140,472	140,241	135,142
(C) Goodwill	$377,983	$377,983	$325,423
(D) Core deposit and other intangibles	18,311	21,443	20,925

Table 35: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Return on average assets: A/C	1.85%	1.68%	1.63%
Return on average assets excluding intangible amortization: B/(C-D)	1.95	1.79	1.75
(A) Net income	$177,146	$138,199	$113,063
Intangible amortization after-tax	1,903	2,479	2,814

(B) Earnings excluding intangible amortization	$179,049	$140,678	$115,877

(C) Average assets	$9,568,853	$8,210,982	$6,952,415
(D) Average goodwill, core deposits and other intangible assets	397,809	356,385	330,911

Table 36: Return on Average Tangible Common Equity Excluding Intangible Amortization

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Return on average common equity: A/C	14.08%	12.77%	12.34%
Return on average tangible common equity: B/(C-D)	20.82	19.37	19.80
(A) Net income available to common stockholders	$177,146	$138,199	$113,063
(B) Earnings available to common stockholders excluding intangible amortization	179,049	140,678	115,877
(C) Average common equity	1,257,926	1,082,585	916,287
(D) Average goodwill, core deposits and other intangible assets	397,809	356,385	330,911

Table 37: Tangible Common Equity to Tangible Assets

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Equity to assets: B/A	13.53%	12.92%	13.71%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.89	9.00	9.48
(A) Total assets	$9,808,465	$9,289,122	$7,403,272
(B) Total equity	1,327,490	1,199,757	1,015,292
(C) Goodwill	377,983	377,983	325,423
(D) Core deposit and other intangibles	18,311	21,443	20,925

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-fundamental items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses. In Table 38 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 38: Efficiency Ratio

	Years Ended December 31,
	2016	2015
	(Dollars in thousands)
Net interest income (A)	$405,958	$355,712
Non-interest income (B)	87,051	65,498
Non-interest expense (C)	191,755	177,555
FTE Adjustment (D)	7,924	7,710
Amortization of intangibles (E)	3,132	4,079
Non-fundamental items:
Non-interest income:
Gain on acquisitions	$—	$1,635
Gain (loss) on OREO, net	(554)	(317)
Gain on sale of SBA loans	1,088	541
Gain (loss) on sale of branches, equipment and other assets, net	700	(214)
Gain (loss) on securities, net	669	4
Other income(1)	925	—

Total non-fundamental non-interest income (F)	$2,828	$1,649

Non-interest expense:
Merger expenses	$433	$4,800
FDIC loss share buy-out expense	3,849	—
Other expense(2)	2,283	—

Total non-fundamental non-interest expense (G)	$6,565	$4,800

Efficiency ratio (reported): ((C-E)/(A+B+D))	37.65%	40.44%
Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	36.55	39.48

(1)	Amount includes recoveries on historical losses.
(2)	Amount includes vacant properties write-downs.

Table 39 presents selected unaudited quarterly financial information for 2016 and 2015. All per share data has been restated to reflect the retroactive effect of the 2-for-1 stock split which occurred during June 2016.

Table 39: Quarterly Results

	2016 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$105,284	$108,490	$111,375	$111,388	$436,537
Total interest expense	7,227	7,449	7,722	8,181	30,579

Net interest income	98,057	101,041	103,653	103,207	405,958
Provision for loan losses	5,677	5,692	5,536	1,703	18,608

Net interest income after provision for loan losses	92,380	95,349	98,117	101,504	387,350
Total non-interest income	19,437	21,772	22,014	23,828	87,051
Total non-interest expense	45,648	47,587	51,026	47,494	191,755

Income before income taxes	66,169	69,534	69,105	77,838	282,646
Income tax expense	24,742	26,025	25,485	29,248	105,500

Net income	$41,427	$43,509	$43,620	$48,590	$177,146

Per share data:
Basic earnings per common share	$0.30	$0.31	$0.31	$0.35	$1.26
Diluted earnings per common share	0.29	0.31	0.31	0.35	1.26
Diluted earnings per common share excluding intangible amortization	0.30	0.31	0.31	0.35	1.27

	2015 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$83,881	$90,311	$96,653	$106,591	$377,436
Total interest expense	4,810	4,862	5,562	6,490	21,724

Net interest income	79,071	85,449	91,091	100,101	355,712
Provision for loan losses	3,787	5,381	7,106	8,890	25,164

Net interest income after provision for loan losses	75,284	80,068	83,985	91,211	330,548
Total non-interest income	14,670	17,027	16,545	17,256	65,498
Total non-interest expense	40,713	43,250	44,593	48,999	177,555

Income before income taxes	49,241	53,845	55,937	59,468	218,491
Income tax expense	18,122	19,939	20,196	22,035	80,292

Net income	$31,119	$33,906	$35,741	$37,433	$138,199

Per share data:
Basic earnings per common share	$0.23	$0.25	$0.27	$0.27	$1.01
Diluted earnings per common share	0.23	0.25	0.26	0.27	1.01
Diluted earnings per common share excluding intangible amortization	0.24	0.26	0.27	0.27	1.03

Recent Accounting Pronouncements

See Note 25 to the Notes to Consolidated Financial Statements for a discussion of certain recent accounting pronouncements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2016, our cash and cash equivalents were $216.6 million, or 2.2% of total assets, compared to $255.8 million, or 2.8% of total assets, as of December 31, 2015. Our available-for-sale investment securities and federal funds sold were $1.07 billion as of December 31, 2016 and $1.21 billion as of December 31, 2015.

As of December 31, 2016, our investment portfolio was comprised of approximately 78.5% or $1.07 billion of securities which mature in less than five years. As of December 31, 2016 and 2015, $1.07 billion and $1.25 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

Our commercial and real estate lending activities are concentrated in loans with maturities of less than five years. As of December 31, 2016, approximately $3.87 billion, or 52.4% of our total loans matured within one year and/or had adjustable interest rates. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. Additionally, we maintain loan participation agreements with other financial institutions in which we could participate out loans for additional liquidity should the need arise.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2016, our total deposits were $6.94 billion, or 70.8% of total assets, compared to $6.44 billion, or 69.3% of total assets, as of December 31, 2015. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of December 31, 2016 and 2015, we could have borrowed up to $104.6 million and $115.8 million, respectively, on a secured basis with the Federal Reserve, up to $30.0 million with Bankers’ Bank on an unsecured basis, and up to $30.0 million in the aggregate, with other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.31 billion and $1.41 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all of the outstanding balance was issued as long-term advances. Our FHLB borrowing capacity was $718.2 million and $581.9 million as of December 31, 2016 and 2015, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2016, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 40 presents our sensitivity to net interest income as of December 31, 2016.

Table 40: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	8.74%
Up 100 basis points	4.54
Down 100 basis points	(4.78)
Down 200 basis points	(9.76)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2016, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 6.2%. During this period, the amount of change our asset base realizes in relation to the total change in market interest rates is higher than that of the liability base. As a result, our net interest income will have a positive effect in an environment of modestly rising rates.

We have a portion of our securities portfolio invested in mortgage-backed securities. Mortgage-backed securities are included based on their final maturity date. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 41 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2016.

Table 41: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$92,891	$—	$—	$—	$—	$—	$—	$92,891
Federal funds sold	1,550	—	—	—	—	—	—	1,550
Investment securities	226,874	62,820	55,083	110,301	196,529	284,239	421,250	1,357,096
Loans receivable	2,140,262	465,611	551,388	952,681	1,077,872	1,865,361	334,524	7,387,699

Total earning assets	2,461,577	528,431	606,471	1,062,982	1,274,401	2,149,600	755,774	8,839,236

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	412,141	320,663	480,995	961,989	610,090	592,421	584,942	3,963,241
Time deposits	138,868	134,551	224,350	429,081	221,046	136,106	—	1,284,002
Federal funds purchased	—	—	—	—	—	—	—	—
Securities sold under repurchase agreements	121,290	—	—	—	—	—	—	121,290
FHLB borrowed funds	755,094	188	272	75,122	184,648	289,874	—	1,305,198
Subordinated debentures	60,826	—	—	—	—	—	—	60,826

Total interest-bearing liabilities	1,488,219	455,402	705,617	1,466,192	1,015,784	1,018,401	584,942	6,734,557

Interest rate sensitivity gap	$973,358	$73,029	$(99,146)	$(403,210)	$258,617	$1,131,199	$170,832	$2,104,679

Cumulative interest rate sensitivity gap	$973,358	$1,046,387	$947,241	$544,031	$802,648	$1,933,847	$2,104,679
Cumulative rate sensitive assets to rate sensitive liabilities	165.4%	153.8%	135.8%	113.2%	115.6%	131.4%	131.3%
Cumulative gap as a % of total earning assets	11.0%	11.8%	10.7%	6.2%	9.1%	21.9%	23.8%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Home BancShares, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Home BancShares, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2017

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Home BancShares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Home BancShares, Inc. and our report dated February 28, 2017, expressed an unqualified opinion thereon.

/s/ BKD, LLP

Little Rock, Arkansas

February 28, 2017

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2016	2015
Assets
Cash and due from banks	$123,758	$111,258
Interest-bearing deposits with other banks	92,891	144,565

Cash and cash equivalents	216,649	255,823
Federal funds sold	1,550	1,550
Investment securities – available-for-sale	1,072,920	1,206,580
Investment securities – held-to-maturity	284,176	309,042
Loans receivable	7,387,699	6,641,571
Allowance for loan losses	(80,002)	(69,224)

Loans receivable, net	7,307,697	6,572,347
Bank premises and equipment, net	205,301	212,163
Foreclosed assets held for sale	15,951	19,140
Cash value of life insurance	86,491	85,146
Accrued interest receivable	30,838	29,132
Deferred tax asset, net	61,298	71,565
Goodwill	377,983	377,983
Core deposit and other intangibles	18,311	21,443
Other assets	129,300	127,208

Total assets	$9,808,465	$9,289,122

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,695,184	$1,456,624
Savings and interest-bearing transaction accounts	3,963,241	3,551,684
Time deposits	1,284,002	1,430,201

Total deposits	6,942,427	6,438,509
Securities sold under agreements to repurchase	121,290	128,389
FHLB and other borrowed funds	1,305,198	1,405,945
Accrued interest payable and other liabilities	51,234	55,696
Subordinated debentures	60,826	60,826

Total liabilities	8,480,975	8,089,365

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2016 and 100,000,000 in 2015; shares issued and outstanding 140,472,205 in 2016 and 140,241,004 (split adjusted) in 2015	1,405	701
Capital surplus	869,737	867,981
Retained earnings	455,948	326,898
Accumulated other comprehensive income	400	4,177

Total stockholders’ equity	1,327,490	1,199,757

Total liabilities and stockholders’ equity	$9,808,465	$9,289,122

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2016	2015	2014
Interest income:
Loans	$403,394	$344,290	$306,345
Investment securities
Taxable	21,246	21,695	19,305
Tax-exempt	11,417	11,194	10,091
Deposits – other banks	471	233	97
Federal funds sold	9	24	50

Total interest income	436,537	377,436	335,888

Interest expense:
Interest on deposits	15,926	12,971	12,796
Federal funds purchased	2	4	3
FHLB borrowed funds	12,484	6,774	4,041
Securities sold under agreements to repurchase	574	621	717
Subordinated debentures	1,593	1,354	1,313

Total interest expense	30,579	21,724	18,870

Net interest income	405,958	355,712	317,018
Provision for loan losses	18,608	25,164	22,664

Net interest income after provision for loan losses	387,350	330,548	294,354

Non-interest income:
Service charges on deposit accounts	25,049	24,252	24,522
Other service charges and fees	30,200	26,186	23,914
Trust fees	1,457	2,381	1,378
Mortgage lending income	14,399	10,423	7,556
Insurance commissions	2,296	2,268	4,311
Increase in cash value of life insurance	1,412	1,199	1,210
Dividends from FHLB, FRB, Bankers’ bank & other	3,091	1,698	1,611
Gain on acquisitions	—	1,635	—
Gain on sale of SBA loans	1,088	541	183
Gain (loss) on sale of branches, equipment and other assets, net	700	(214)	322
Gain (loss) on OREO, net	(554)	(317)	2,191
Gain (loss) on securities, net	669	4	—
FDIC indemnification accretion/(amortization), net	(772)	(9,391)	(25,752)
Other income	8,016	4,833	3,316

Total non-interest income	87,051	65,498	44,762

Non-interest expense:
Salaries and employee benefits	101,962	87,512	77,025
Occupancy and equipment	26,129	25,967	25,031
Data processing expense	10,499	10,774	7,229
Other operating expenses	53,165	53,302	52,658

Total non-interest expense	191,755	177,555	161,943

Income before income taxes	282,646	218,491	177,173
Income tax expense	105,500	80,292	64,110

Net income	$177,146	$138,199	$113,063

Basic earnings per common share	$1.26	$1.01	$0.86

Diluted earnings per common share	$1.26	$1.01	$0.85

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net income available to all stockholders	$177,146	$138,199	$113,063
Net unrealized gain (loss) on available-for-sale securities	(5,546)	(4,656)	18,346
Less: reclassification adjustment for realized (gains) losses included in income	(669)	(4)	—

Other comprehensive income (loss), before tax effect	(6,215)	(4,660)	18,346
Tax effect	2,438	1,828	(7,197)

Other comprehensive income (loss)	(3,777)	(2,832)	11,149

Comprehensive income	$173,369	$135,367	$124,212

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2014	$651	$708,508	$136,386	$(4,140)	$840,955
Comprehensive income:
Net income	—	—	113,063	—	113,063
Other comprehensive income (loss)	—	—	—	11,149	11,149
Net issuance of 240,722 shares of common stock from exercise of stock options	1	573	—	—	574
Issuance of 2,632,144 shares of common stock from acquisition of Traditions, net of issuance costs of approximately $215	13	39,254	—	—	39,267
Issuance of 2,041,648 shares of common stock from acquisition of Broward, net of issuance costs of approximately $116	10	30,121	—	—	30,131
Disgorgement of profits	—	25	—	—	25
Tax benefit from stock options exercised	—	1,225	—	—	1,225
Share-based compensation net issuance of 63,000 shares of restricted common stock	1	2,072	—	—	2,073
Cash dividends—Common Stock, $0.1750 per share	—	—	(23,170)	—	(23,170)

Balances at December 31, 2014	676	781,328	226,279	7,009	1,015,292
Comprehensive income:
Net income	—	—	138,199	—	138,199
Other comprehensive income (loss)	—	—	—	(2,832)	(2,832)
Net issuance of 409,072 shares of common stock from exercise of stock options	2	387	—	—	389
Issuance of 4,159,708 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Repurchase of 134,664 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	605	—	—	605
Share-based compensation net issuance of 665,668 shares of restricted common stock	3	3,922	—	—	3,925
Cash dividends—Common Stock, $0.2750 per share	—	—	(37,580)	—	(37,580)

Balances at December 31, 2015	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	177,146	—	177,146
Other comprehensive income (loss)	—	—	—	(3,777)	(3,777)
Net issuance of 492,739 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	3	1,492	—	—	1,495
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 510,608 shares of common stock	(3)	(9,814)	—	—	(9,817)
Tax benefit from stock options exercised	—	4,154	—	—	4,154
Share-based compensation net issuance of 243,734 shares of restricted common stock	2	6,626	—	—	6,628
Cash dividends – Common Stock, $0.3425 per share	—	—	(48,096)	—	(48,096)

Balances at December 31, 2016	$1,405	$869,737	$455,948	$400	$1,327,490

(1)	All share and per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2016	2015	2014
Operating Activities
Net income	$177,146	$138,199	$113,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,644	10,296	10,116
Amortization/(accretion)	15,495	21,783	35,648
Share-based compensation	6,628	3,925	2,073
Tax benefits from stock options exercised	(4,154)	(605)	(1,225)
(Gain) loss on assets	1,978	(6)	(2,696)
Gain on acquisitions	—	(1,635)	—
Provision for loan losses	18,608	25,164	22,664
Deferred income tax effect	12,705	7,168	18,698
Increase in cash value of life insurance	(1,412)	(1,199)	(1,210)
Originations of mortgage loans held for sale	(354,481)	(280,858)	(228,119)
Proceeds from sales of mortgage loans held for sale	337,128	272,107	225,499
Changes in assets and liabilities:
Accrued interest receivable	(1,706)	(3,615)	153
Indemnification and other assets	(11,520)	(10,312)	28,073
Accrued interest payable and other liabilities	10,985	24,651	22,658

Net cash provided by (used in) operating activities	218,044	205,063	245,395

Investing Activities
Net (increase) decrease in federal funds sold	—	(1,300)	4,419
Net (increase) decrease in loans, excluding loans acquired	(764,665)	(874,092)	(245,656)
Purchases of investment securities – available-for-sale	(253,458)	(382,631)	(75,456)
Proceeds from maturities of investment securities – available-for-sale	284,392	290,506	253,551
Proceeds from sale of investment securities – available-for-sale	87,157	4,034	—
Purchases of investment securities – held-to-maturity	(25,933)	(6,563)	(265,704)
Proceeds from maturities of investment securities – held-to-maturity	49,231	52,127	22,474
Proceeds from foreclosed assets held for sale	13,978	20,928	46,029
Proceeds from sale of SBA loans	17,910	8,256	1,488
Proceeds from sale of insurance book of business	—	2,938	—
Purchases of premises and equipment, net	(3,082)	(10,536)	(67)
Return of investment on cash value of life insurance	57	27	—
Net cash proceeds (paid) received – market acquisitions	—	144,097	11,720
Cash (paid) on FDIC loss share buy-out	(6,613)	—	—

Net cash provided by (used in) investing activities	(601,026)	(752,209)	(247,202)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	503,918	74,992	(370,656)
Net increase (decrease) in securities sold under agreements to repurchase	(7,099)	(48,076)	15,481
Net increase (decrease) in FHLB borrowed funds	(100,747)	702,186	325,653
Proceeds from exercise of stock options	1,495	389	574
Repurchase of common stock	(9,817)	(2,015)	—
Disgorgement of profits	—	—	25
Common stock issuance costs – market acquisitions	—	(60)	(331)
Tax benefits from stock options exercised	4,154	605	1,225
Dividends paid on common stock	(48,096)	(37,580)	(23,170)

Net cash provided by (used in) financing activities	343,808	690,441	(51,199)

Net change in cash and cash equivalents	(39,174)	143,295	(53,006)
Cash and cash equivalents – beginning of year	255,823	112,528	165,534

Cash and cash equivalents – end of year	$216,649	$255,823	$112,528

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed assets and the valuations of assets acquired and liabilities assumed in business combinations. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Acquisition Accounting and Acquired Loans

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

Over the life of the purchased loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s weighted average life.

For further discussion of the Company’s acquisitions and loan accounting, see Note 2 to the Notes to Consolidated Financial Statements.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2016, 2015 and 2014, as required by FASB ASC 350, Intangibles—Goodwill and Other. The 2016, 2015 and 2014 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

As of December 31, 2016, the Company had no derivative contracts outstanding except for commitments associated with the mortgage loans held for sale portfolio. As of December 31, 2015, the Company had no derivative contracts outstanding except for commitments associated with the mortgage loans held for sale portfolio which changed from best effort basis to mandatory commitments during the fourth quarter of 2015.

Stock Options

The Company accounts for stock options in accordance with FASB ASC 718, Compensation—Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company will adopt the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation will be recognized in the income tax expense in the consolidated statements of income rather than in capital surplus in the consolidated balance sheets and will be applied on a prospective basis. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements will be implemented on a retrospective basis. The Company does not expect further impacts from the guidance.

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

	2016	2015	2014
	(In thousands, except per share data)
Net income	$177,146	$138,199	$113,063
Average common shares outstanding	140,418	136,615	131,902
Effect of common stock options	295	515	760

Diluted common shares outstanding	140,713	137,130	132,662

Basic earnings per common share	$1.26	$1.01	$0.86
Diluted earnings per common share	$1.26	$1.01	$0.85

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

	Florida Business BancGroup, Inc.
	Acquired from FBBI	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$23,597	$(20,320)	$3,277
Investment securities	61,384	611	61,995
Loans	422,363	(14,096)	408,267
Allowance for loan losses	(5,714)	5,714	—

Total loans receivable	416,649	(8,382)	408,267
Bank premises and equipment, net	6,922	(1,697)	5,225
Foreclosed assets held for sale	205	(43)	162
Cash value of life insurance	9,540	—	9,540
Accrued interest receivable	1,442	—	1,442
Deferred tax asset	10,608	1,070	11,678
Goodwill	—	55,255	55,255
Core deposit intangible	—	3,477	3,477
Other assets	1,289	2,890	4,179

Total assets acquired	$531,636	$32,861	$564,497

Liabilities
Deposits
Demand and non-interest-bearing	$150,625	$—	$150,625
Savings and interest-bearing transaction accounts	166,990	—	166,990
Time deposits	153,230	1,127	154,357

Total deposits	470,845	1,127	471,972
FHLB borrowed funds	5,000	802	5,802
Accrued interest payable and other liabilities	3,208	(319)	2,889

Total liabilities assumed	479,053	1,610	480,663

Equity
Common stock	78	(57)	21
Capital surplus	57,169	26,644	83,813
Retained earnings	(4,664)	4,664	—

Total equity assumed	52,583	31,251	83,834

Total liabilities and equity assumed	$531,636	$32,861	$564,497

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

Acquisition of Pool of National Commercial Real Estate Loans

On April 1, 2015, Centennial entered into an agreement with AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) to purchase a pool of national commercial real estate loans totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The purchase of the loans was completed on April 1, 2015. The acquired loans were originated by the former Doral Bank of San Juan, Puerto Rico within its Doral Property Finance portfolio and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from FDIC, as receiver for the failed Doral Bank. This pool of loans is now managed by a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”), which is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a branch on September 1, 2016. Through this branch office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans.

Acquisition of Doral Bank’s Florida Panhandle operations

On February 27, 2015, Centennial acquired all the deposits and substantially all the assets of Doral Bank’s Florida Panhandle operations (“Doral Florida”) through an alliance agreement with Popular who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC. Including the effects of the purchase accounting adjustments, the acquisition provided the Company with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. The FDIC in did not provide loss-sharing with respect to the acquired assets.

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

	Doral Bank’s Florida Panhandle operations
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,688	$428,214	$429,902
Loans receivable	42,244	(4,300)	37,944

Total loans receivable	42,244	(4,300)	37,944
Core deposit intangible	—	1,363	1,363

Total assets acquired	$43,932	$425,277	$469,209

Liabilities
Deposits
Demand and non-interest-bearing	$3,130	$—	$3,130
Savings and interest-bearing transaction accounts	119,865	—	119,865
Time deposits	343,271	1,308	344,579

Total deposits	466,266	1,308	467,574

Total liabilities assumed	$466,266	$1,308	$467,574

Pre-tax gain on acquisition			$1,635

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

Acquisition of Broward Financial Holdings, Inc.

On October 23, 2014, the Company completed its acquisition of Broward Financial Holdings, Inc. (“Broward”), parent company of Broward Bank of Commerce, pursuant to a definitive agreement and plan of merger whereby a wholly-owned acquisition subsidiary (“Acquisition Sub II”) of HBI merged with and into Broward, resulting in Broward becoming a wholly-owned subsidiary of HBI. Immediately thereafter, Broward Bank of Commerce was merged into Centennial. Under the terms of the Agreement and Plan of Merger dated July 30, 2014 by and among HBI, Centennial, Broward, Broward Bank of Commerce and Acquisition Sub II, HBI issued 2,041,648 shares (split adjusted) of its common stock valued at approximately $30.2 million as of October 23, 2014, plus $3.3 million in cash in exchange for all outstanding shares of Broward common stock. HBI also agreed to pay the Broward shareholders at an undetermined date up to approximately $751,000 in additional consideration. The amount and timing of the additional payment, if any, was contingent upon future payments received or losses incurred by Centennial Bank from certain current Broward Bank loans. During the first quarter of 2016, HBI determined and reached an agreement with the Broward shareholders that no additional consideration is owed or will be paid to the shareholders of Broward.

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

	Broward Bank of Commerce
	Acquired from Broward	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$288	$(3,308)	$(3,020)
Interest-bearing deposits with other banks	1,425	—	1,425
Federal funds sold	124	—	124
Investment securities	42,473	423	42,896
Loans receivable	124,109	(3,000)	121,109
Allowance for loan losses	(2,723)	2,723	—

Total loans receivable	121,386	(277)	121,109
Bank premises and equipment, net	1,520	—	1,520
Cash value of life insurance	3,213	—	3,213
Accrued interest receivable	573	—	573
Deferred tax asset	1,725	(543)	1,182
Goodwill	—	12,103	12,103
Core deposit intangible	—	1,084	1,084
Other assets	1,852	358	2,210

Total assets acquired	$174,579	$9,840	$184,419

Liabilities
Deposits
Demand and non-interest-bearing	$29,399	$—	$29,399
Savings and interest-bearing transaction accounts	64,429	—	64,429
Time deposits	40,405	—	40,405

Total deposits	134,233	—	134,233
FHLB borrowed funds	19,000	—	19,000
Accrued interest payable and other liabilities	939	—	939

Total liabilities assumed	154,172	—	154,172

Equity
Common stock	1,950	(1,940)	10
Capital surplus	18,800	11,437	30,237
Retained earnings	(242)	242	—
Accumulated other comprehensive income	(101)	101	—

Total equity assumed	20,407	9,840	30,247

Total liabilities and equity assumed	$174,579	$9,840	$184,419

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

Acquisition of Florida Traditions Bank

On July 17, 2014, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Florida Traditions Bank (“Traditions”) and merged Traditions into Centennial Bank. Under the terms of the agreement and plan of merger with Traditions, the shareholders of Traditions received approximately $39.5 million of the Company’s common stock valued at the time of closing, in exchange for all outstanding shares of Traditions common stock.

Prior to the acquisition, Traditions operated eight banking locations in Central Florida, including its main office in Dade City, Florida. Including the effects of the purchase accounting adjustments, Traditions had $310.5 million in total assets, $241.6 million in loans after $8.5 million of loan discounts, and $267.3 million in deposits.

The transaction was accretive to the Company’s book value per common share and tangible book value per common share by $0.16 per share (split adjusted) and $0.11 per share (split adjusted), respectively.

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

	Florida Traditions Bank
	Acquired from Traditions	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$5,169	$(5)	$5,164
Interest-bearing deposits with other banks	8,151	—	8,151
Federal funds sold	270	—	270
Investment securities	12,942	(81)	12,861
Loans receivable	250,129	(8,500)	241,629
Allowance for loan losses	(4,532)	4,532	—

Total loans receivable	245,597	(3,968)	241,629
Bank premises and equipment, net	15,791	2,104	17,895
Foreclosed assets held for sale not covered by loss share	100	—	100
Cash value of life insurance	6,535	—	6,535
Accrued interest receivable	711	—	711
Deferred tax asset	1,206	(678)	528
Goodwill	—	11,584	11,584
Core deposit intangible	—	2,173	2,173
Other assets	1,157	1,715	2,872

Total assets acquired	$297,629	$12,844	$310,473

Liabilities
Deposits
Demand and non-interest-bearing	$50,503	$—	$50,503
Savings and interest-bearing transaction accounts	147,814	—	147,814
Time deposits	69,031	—	69,031

Total deposits	267,348	—	267,348
FHLB borrowed funds	2,643	—	2,643
Accrued interest payable and other liabilities	1,155	(155)	1,000

Total liabilities assumed	271,146	(155)	270,991

Equity
Common stock	26	(13)	13
Capital surplus	25,799	13,670	39,469
Retained earnings	632	(632)	—
Accumulated other comprehensive income	26	(26)	—

Total equity assumed	26,483	12,999	39,482

Total liabilities and equity assumed	$297,629	$12,844	$310,473

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

	December 31, 2015
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

Assets, principally investment securities, having an amortized cost of approximately $1.07 billion and $1.25 billion at December 31, 2016 and 2015, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $121.3 million and $128.4 million at December 31, 2016 and 2015, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$179,712	$181,631	$85,376	$86,440
Due after one year through five years	676,001	676,923	121,884	123,715
Due after five years through ten years	149,823	148,187	19,540	19,553
Due after ten years	66,726	66,179	57,376	57,330

Total	$1,072,262	$1,072,920	$284,176	$287,038

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2016, approximately $87.2 million, in available-for-sale securities were sold. There were approximately $795,000 in gains and $126,000 in losses on the available-for-sale securities sold. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

For the year ended December 31, 2016, the Company had approximately $1.6 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 78.5% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2016 and 2015:

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$98,180	$(1,031)	$75,044	$(642)	$173,224	$(1,673)
Residential mortgage-backed securities	188,117	(1,742)	8,902	(186)	197,019	(1,928)
Commercial mortgage-backed securities	202,289	(2,220)	21,020	(255)	223,309	(2,475)
State and political subdivisions	94,309	(2,348)	500	(2)	94,809	(2,350)
Other securities	1,540	(125)	12,687	(534)	14,227	(659)

Total	$584,435	$(7,466)	$118,153	$(1,619)	$702,588	$(9,085)

	December 31, 2015
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$135,128	$(1,240)	$4,751	$(24)	$139,879	$(1,264)
Residential mortgage-backed securities	200,256	(1,445)	10,511	(193)	210,767	(1,638)
Commercial mortgage-backed securities	192,644	(1,449)	23,592	(305)	216,236	(1,754)
State and political subdivisions	27,334	(202)	4,400	(18)	31,734	(220)
Other securities	21,866	(339)	15,803	(685)	37,669	(1,024)

Total	$577,228	$(4,675)	$59,057	$(1,225)	$636,285	$(5,900)

Income earned on securities for the years ended is as follows:

	December 31,
	2016	2015	2014
	(In thousands)
Taxable:
Available-for-sale	$17,880	$17,881	$17,472
Held-to-maturity	3,366	3,814	1,833
Tax-exempt:
Available-for-sale	6,238	5,767	5,736
Held-to-maturity	5,179	5,427	4,355

Total	$32,663	$32,889	$29,396

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	December 31,
	2016	2015
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,153,121	$2,968,335
Construction/land development	1,135,843	944,787
Agricultural	77,736	75,027
Residential real estate loans
Residential 1-4 family	1,356,136	1,190,279
Multifamily residential	340,926	430,256

Total real estate	6,063,762	5,608,684
Consumer	41,745	52,258
Commercial and industrial	1,123,213	850,587
Agricultural	74,673	67,109
Other	84,306	62,933

Loans receivable	$7,387,699	$6,641,571

During the year ended December 31, 2016, the Company sold $16.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $1.1 million. During the year ended December 31, 2015, the Company sold $7.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $541,000. During the year ended December 31, 2014, the Company sold $1.3 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $183,000.

Mortgage loans held for resale of approximately $56.2 million and $38.9 million at December 31, 2016 and 2015, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2016 and 2015 were not material.

5. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

December 31, 2016
(In thousands)
Allowance for loan losses:
Beginning balance	$69,224
Loans charged off	(17,501)
Recoveries of loans previously charged off	9,671

Net loans recovered (charged off)	(7,830)

Provision for loan losses	18,608

Balance, December 31, 2016	$80,002

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2016, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories. Additionally, the Company’s discounts for credit losses on purchased loans were $100.1 million, $149.4 million and $185.0 million at December 31, 2016, 2015 and 2014, respectively.

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(382)	(3,586)	(5,597)	(5,778)	(2,158)	—	(17,501)
Recoveries of loans previously charged off	1,125	857	1,152	5,533	1,004	—	9,671

Net loans recovered (charged off)	743	(2,729)	(4,445)	(245)	(1,154)	—	(7,830)
Provision for loan losses	(3)	4,119	6,144	3,677	326	4,345	18,608

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans acquired	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans acquired	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

The following tables present the balance in the allowance for loan losses for the loan portfolio for the year ended December 31, 2015, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2015. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$8,548	$18,157	$14,607	$5,966	$5,799	$1,934	$55,011
Loans charged off	(644)	(4,878)	(4,717)	(2,638)	(3,075)	—	(15,952)
Recoveries of loans previously charged off	236	762	915	802	827	—	3,542

Net loans recovered (charged off)	(408)	(4,116)	(3,802)	(1,836)	(2,248)	—	(12,410)
Provision for loan losses	2,273	11,862	3,818	5,204	1,455	552	25,164
Increase in FDIC indemnification asset	369	895	195	(10)	10	—	1,459

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans acquired	127	172	2,475	20	10	—	2,804

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans acquired	22,425	99,624	111,429	18,657	1,856	—	253,991

Balance, December 31	$944,787	$3,043,362	$1,620,535	$850,587	$182,300	$—	$6,641,571

The following tables present the balance in the allowance for loan losses for the loan portfolio for the year ended December 31, 2014, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2014. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$7,989	$15,938	$11,002	$2,068	$2,563	$4,255	$43,815
Loans charged off	(1,099)	(4,376)	(3,484)	(2,323)	(2,795)	—	(14,077)
Recoveries of loans previously charged off	474	279	1,510	306	1,159	—	3,728

Net loans recovered (charged off)	(625)	(4,097)	(1,974)	(2,017)	(1,636)	—	(10,349)
Provision for loan losses	2,826	4,691	6,715	5,878	4,875	(2,321)	22,664
Increase in FDIC indemnification asset	(1,642)	1,625	(1,136)	37	(3)	—	(1,119)

Balance, December 31	$8,548	$18,157	$14,607	$5,966	$5,799	$1,934	$55,011

	As of December 31, 2014
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,477	$3,080	$2,183	$6	$—	$—	$6,746
Loans collectively evaluated for impairment	6,624	12,447	10,827	5,880	5,798	1,934	43,510

Loans evaluated for impairment balance, December 31	8,101	15,527	13,010	5,886	5,798	1,934	50,256

Purchased credit impaired loans acquired	447	2,630	1,597	80	1	—	4,755

Balance, December 31	$8,548	$18,157	$14,607	$5,966	$5,799	$1,934	$55,011

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$19,037	$48,065	$21,734	$4,084	$484	$—	$93,404
Loans collectively evaluated for impairment	659,465	1,900,472	1,131,021	650,163	169,815	—	4,510,936

Loans evaluated for impairment balance, December 31	678,502	1,948,537	1,152,755	654,247	170,299	—	4,604,340

Purchased credit impaired loans acquired	61,583	206,486	157,383	24,528	3,182	—	453,162

Balance, December 31	$740,085	$2,155,023	$1,310,138	$678,775	$173,481	$—	$5,057,502

The following is an aging analysis for loans receivable for the years ended December 31, 2016 and 2015:

	December 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,036	$686	$27,518	$30,240	$3,122,881	$3,153,121	$9,530
Construction/land development	685	16	7,042	7,743	1,128,100	1,135,843	3,086
Agricultural	—	—	435	435	77,301	77,736	—
Residential real estate loans
Residential 1-4 family	6,972	1,287	23,307	31,566	1,324,570	1,356,136	2,996
Multifamily residential	—	—	262	262	340,664	340,926	—

Total real estate	9,693	1,989	58,564	70,246	5,993,516	6,063,762	15,612
Consumer	117	66	161	344	41,401	41,745	21
Commercial and industrial	984	582	3,464	5,030	1,118,183	1,123,213	309
Agricultural and other	782	10	935	1,727	157,252	158,979	—

Total	$11,576	$2,647	$63,124	$77,347	$7,310,352	$7,387,699	$15,942

	December 31, 2015
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,494	$292	$25,058	$26,844	$2,941,491	$2,968,335	$9,247
Construction/land development	897	343	7,128	8,368	936,419	944,787	4,176
Agricultural	177	—	561	738	74,289	75,027	30
Residential real estate loans
Residential 1-4 family	4,831	3,694	19,781	28,306	1,161,973	1,190,279	7,207
Multifamily residential	1,330	—	871	2,201	428,055	430,256	1

Total real estate	8,729	4,329	53,399	66,457	5,542,227	5,608,684	20,661
Consumer	133	66	285	484	51,774	52,258	46
Commercial and industrial	679	781	8,793	10,253	840,334	850,587	6,430
Agricultural and other	347	164	1,034	1,545	128,497	130,042	—

Total	$9,888	$5,340	$63,511	$78,739	$6,562,832	$6,641,571	$27,137

Non-accruing loans at December 31, 2016 and 2015 were $47.2 million and $36.4 million, respectively.

The following is a summary of the impaired loans as of December 31, 2016, 2015 and 2014:

	December 31, 2016
				Year Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$23	$2
Construction/land development	—	—	—	6	—
Agricultural	40	—	—	—	2
Residential real estate loans
Residential 1-4 family	231	231	—	119	15
Multifamily residential	—	—	—	19	—

Total real estate	300	260	—	167	19
Consumer	—	—	—	—	—
Commercial and industrial	124	124	—	64	8
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	424	384	—	231	27
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	52,477	50,355	1,414	42,979	1,335
Construction/land development	8,313	7,595	15	12,878	334
Agricultural	395	438	2	469	—
Residential real estate loans
Residential 1-4 family	26,681	25,675	95	20,239	293
Multifamily residential	552	552	8	922	9

Total real estate	88,418	84,615	1,534	77,487	1,971
Consumer	165	161	—	223	3
Commercial and industrial	7,160	7,032	95	10,630	255
Agricultural and other	935	935	—	1,037	—

Total loans with a specific valuation allowance	96,678	92,743	1,629	89,377	2,229
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	52,506	50,384	1,414	43,002	1,337
Construction/land development	8,313	7,595	15	12,884	334
Agricultural	435	438	2	469	2
Residential real estate loans
Residential 1-4 family	26,912	25,906	95	20,358	308
Multifamily residential	552	552	8	941	9

Total real estate	88,718	84,875	1,534	77,654	1,990
Consumer	165	161	—	223	3
Commercial and industrial	7,284	7,156	95	10,694	263
Agricultural and other	935	935	—	1,037	—

Total impaired loans	$97,102	$93,127	$1,629	$89,608	$2,256

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2016.

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

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2014.

Interest recognized on impaired loans during the years ended December 31, 2016, 2015 and 2014 was approximately $2.3 million, $2.1 million and $2.7 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Arkansas, Florida Alabama and New York.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2016 and 2015:

	December 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$43,657	$462	$—	$44,119
Construction/land development	8,619	33	—	8,652
Agricultural	759	—	—	759
Residential real estate loans
Residential 1-4 family	28,846	445	—	29,291
Multifamily residential	1,391	—	—	1,391

Total real estate	83,272	940	—	84,212
Consumer	211	2	—	213
Commercial and industrial	16,991	170	—	17,161
Agricultural and other	935	—	—	935

Total	$101,409	$1,112	$—	$102,521

	December 31, 2015
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$42,077	$706	$—	$42,783
Construction/land development	17,821	1	—	17,822
Agricultural	534	—	—	534
Residential real estate loans
Residential 1-4 family	18,497	276	—	18,773
Multifamily residential	2,075	30	—	2,105

Total real estate	81,004	1,013	—	82,017
Consumer	320	18	—	338
Commercial and industrial	5,869	29	—	5,898
Agricultural and other	1,582	90	—	1,672

Total	$88,775	$1,150	$—	$89,925

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

The following is a presentation of loans receivable by class and risk rating as of December 31, 2016 and 2015:

	December 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,047	$4,762	$1,568,385	$1,425,316	$33,559	$44,119	$3,077,188
Construction/land development	400	981	180,094	921,081	7,087	8,652	1,118,295
Agricultural	—	157	53,753	22,238	829	759	77,736
Residential real estate loans
Residential 1-4 family	2,336	1,683	941,760	324,045	10,360	29,291	1,309,475
Multifamily residential	—	—	278,514	45,742	8,870	1,391	334,517

Total real estate	3,783	7,583	3,022,506	2,738,422	60,705	84,212	5,917,211
Consumer	15,080	231	15,330	9,645	81	213	40,580
Commercial and industrial	13,117	3,644	500,220	558,413	19,209	17,161	1,111,764
Agricultural and other	3,379	976	82,641	70,649	—	935	158,580

Total risk rated loans	$35,359	$12,434	$3,620,697	$3,377,129	$79,995	$102,521	7,228,135

Purchased credit impaired loans							159,564

Total loans receivable							$7,387,699

	December 31, 2015
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,064	$5,950	$1,603,950	$1,183,898	$31,405	$42,783	$2,869,050
Construction/land development	61	696	254,907	645,249	3,627	17,822	922,362
Agricultural	—	298	47,413	26,262	181	534	74,688
Residential real estate loans
Residential 1-4 family	1,193	1,838	850,744	198,304	15,015	18,773	1,085,867
Multifamily residential	—	155	301,113	63,640	56,226	2,105	423,239

Total real estate	2,318	8,937	3,058,127	2,117,353	106,454	82,017	5,375,206
Consumer	16,367	318	23,768	10,266	109	338	51,166
Commercial and industrial	10,885	6,729	495,064	307,818	5,536	5,898	831,930
Agricultural and other	4,572	926	73,447	48,386	275	1,672	129,278

Total risk rated loans	$34,142	$16,910	$3,650,406	$2,483,823	$112,374	$89,925	6,387,580

Purchased credit impaired loans							253,991

Total loans receivable							$6,641,571

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2016 and 2015:

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

	December 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

	December 31, 2014
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	7	$17,340	$2,596	$8,647	$5,644	$16,887
Construction/land development	2	8,213	5,671	1,668	—	7,339
Residential real estate loans
Residential 1-4 family	1	61	—	58	—	58
Multifamily residential	2	3,183	2,002	—	291	2,293

Total real estate	12	28,797	10,269	10,373	5,935	26,577
Commercial and industrial	1	380	—	—	315	315

Total	13	$29,177	$10,269	$10,373	$6,250	$26,892

The following is a presentation of TDRs on non-accrual status as of December 31, 2016 and 2015 because they are not in compliance with the modified terms:

	December 31, 2016		December 31, 2015		December 31, 2014
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$696	3	$1,604	—	$—
Agricultural	2	123	—	—	—	—
Residential real estate loans
Residential 1-4 family	13	2,240	2	1,812	—	—

Total real estate	17	3,059	5	3,416	—	—

Total	17	$3,059	5	$3,416	—	$—

The following is a presentation of total foreclosed assets as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,423	$9,787
Construction/land development	4,009	5,286
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,076	3,847
Multifamily residential	443	220

Total foreclosed assets held for sale	$15,951	$19,140

Changes in the carrying amount of the accretable yield for purchased credit impaired loans acquired were as follows for the year ended December 31, 2016 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$68,980	$253,991
Reforecasted future interest payments for loan pools	6,048	—
Accretion recorded to interest income	(27,043)	27,043
Adjustment to yield	11,768	—
Reclassification out of purchased credit impaired loans (1)	(21,541)	(57,440)
Transfers to foreclosed assets held for sale	—	(1,449)
Payments received, net	—	(62,581)

Balance at end of period	$38,212	$159,564

(1)	At acquisition, 100% of the loans acquired from Old Southern, Key West, Coastal, Bayside, Wakulla and Gulf State were recorded for as purchased credit impaired loans on a pool by pool basis during 2010. In July 2016, the Company reached an agreement with the FDIC terminating our remaining loss-share agreements. As a result, the pools associated with the terminated loss-share agreements have been reevaluated and are no longer deemed to have a material projected credit impairment. As such, the remaining loans in these pools are performing and have been reclassified out of purchased credit impaired loans.

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $6.0 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2016 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $11.8 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2016 and 2015, were as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$325,423
Sale of insurance book of business	—	(2,695)
Acquisitions	—	55,255

Balance, end of period	$377,983	$377,983

	December 31, 2016	December 31, 2015
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$21,443	$20,925
Acquisitions	—	4,840
Sale of insurance book of business	—	(243)
Amortization expense	(3,132)	(4,079)

Balance, end of year	$18,311	$21,443

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2016 and 2015 were:

	December 31,
	2016	2015
	(In thousands)
Gross carrying amount	$51,378	$51,378
Accumulated amortization	(33,067)	(29,935)

Net carrying amount	$18,311	$21,443

Core deposit and other intangible amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $3.1 million, $4.1 million and $4.6 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2016 review, no impairment was found. Including all of the mergers completed as of December 31, 2016, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2017 through 2021 is approximately: 2017 - $3.0 million; 2018 - $2.9 million; 2019 - $2.8 million; 2020 - $2.3 million; 2021 - $2.2 million.

The carrying amount of the Company’s goodwill was $378.0 million at both December 31, 2016 and 2015. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consists primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2016 and 2015 other assets were $129.3 million and $127.2 million, respectively.

An indemnification asset was created when the Company acquired FDIC covered loans (loans previously covered by FDIC loss share agreements). Effective July 27, 2016, the Company reached an agreement with the FDIC terminating the remaining loss-share agreements. The indemnification asset represented the carrying amount of the right to receive payments from the FDIC for losses incurred on specified assets acquired from failed insured depository institutions or otherwise purchased from the FDIC that were covered by loss sharing agreements with the FDIC. When the Company experienced a loss on the covered loans and subsequently requested reimbursement of the loss from the FDIC, the indemnification asset was reduced by the FDIC reimbursable amount. A corresponding claim receivable was consequently recorded in other assets until the cash was received from the FDIC. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability, and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016. It will, however, create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization. The FDIC indemnification asset was zero and approximately $9.3 million at December 31, 2016 and 2015, respectively. The FDIC claims receivable was zero and approximately $3.2 million at December 31, 2016 and 2015, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $112.4 million and $97.5 million at December 31, 2015 and 2016, respectively, and are accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $569.1 million and $503.3 million at December 31, 2016 and 2015, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $842.9 million and $885.3 million at December 31, 2016 and 2015, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.4 million, $5.0 million and $7.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and 2015, brokered deposits were $502.5 million and $199.3 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2016 (in thousands):

One month or less	$138,868
Over 1 month to 3 months	134,551
Over 3 months to 6 months	224,349
Over 6 months to 12 months	429,081
Over 12 months to 2 years	221,046
Over 2 years to 3 years	76,171
Over 3 years to 5 years	59,935
Over 5 years	—

Total time deposits	$1,284,002

Deposits totaling approximately $1.23 billion and $1.25 billion at December 31, 2016 and 2015, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At December 31, 2016 and 2015, securities sold under agreements to repurchase totaled $121.3 million and $128.4 million, respectively. For the years ended December 31, 2016 and 2015, securities sold under agreements to repurchase daily weighted-average totaled $120.6 million and $156.5 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $121.3 million and $128.4 million at December 31, 2016 and 2015, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2016 and 2015 is presented in the following tables:

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$1,918	$—	$—	$—	$1,918
Mortgage-backed securities	22,691	—	—	—	22,691
State and political subdivisions	74,559	—	—	—	74,559
Other securities	22,122	—	—	—	22,122

Total borrowings	$121,290	$—	$—	$—	$121,290

	December 31, 2015
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$7,216	$—	$—	$—	$7,216
Mortgage-backed securities	54,512	—	—	—	54,512
State and political subdivisions	65,294	—	—	—	65,294
Other securities	1,367	—	—	—	1,367

Total borrowings	$128,389	$—	$—	$—	$128,389

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.31 billion and $1.41 billion at December 31, 2016 and 2015, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2015, all $1.41 billion of the outstanding balance were issued as long-term advances. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.36% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $516.2 million and $261.1 million at December 31, 2016 and 2015, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2016 and 2015, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2016, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2017	$556,011	$650,011
2018	459,190	365,190
2019	143,116	143,116
2020	146,428	146,428
2021	—	—
Thereafter	453	453

	$1,305,198	$1,305,198

11. Subordinated Debentures

Subordinated debentures at December 31, 2016 and 2015 consisted of guaranteed payments on trust preferred securities with the following components:

	As of December 31,	As of December 31,
	2016	2015
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

12. Other Borrowings

The Company had zero other borrowings at December 31, 2016. Additionally, the Company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at December 31, 2016 and December 31, 2015 was zero.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current:
Federal	$77,418	$61,007	$37,887
State	15,377	12,117	7,525

Total current	92,795	73,124	45,412

Deferred:
Federal	10,600	5,980	15,600
State	2,105	1,188	3,098

Total deferred	12,705	7,168	18,698

Provision for income taxes	$105,500	$80,292	$64,110

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of nontaxable interest income	(1.52)	(1.91)	(2.10)
Cash value of life insurance	(0.17)	(0.19)	(0.24)
State income taxes, net of federal benefit	4.08	4.02	3.93
Other	(0.06)	(0.17)	(0.41)

Effective income tax rate	37.33%	36.75%	36.18%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2016	December 31, 2015
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$31,381	$27,153
Deferred compensation	3,925	3,505
Stock options	669	1,800
Real estate owned	2,296	1,988
Loan discounts	9,157	21,298
Tax basis premium/discount on acquisitions	14,757	15,772
Investments	1,957	2,637
Other	8,361	13,667

Gross deferred tax assets	72,503	87,820

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	2,154	3,946
Unrealized gain on securities available-for-sale	258	2,696
Core deposit intangibles	4,950	5,930
Indemnification asset	—	678
FHLB dividends	1,926	1,689
Other	1,917	1,316

Gross deferred tax liabilities	11,205	16,255

Net deferred tax assets	$61,298	$71,565

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida and New York. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2012.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2016, 2015 and 2014.

14. Common Stock, Compensation Plans and Other

Common Stock

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

Stock Repurchases

During 2016, the Company utilized a portion of its previously approved stock repurchase program. This program authorized the repurchase of 4,752,000 shares (split adjusted) of the Company’s common stock. During 2016, the Company repurchased a total of 510,608 shares (split adjusted) with a weighted-average stock price of $19.23 per share (split adjusted). The 2016 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 3,667,064 shares (split adjusted). The remaining balance available for repurchase is 1,084,936 shares (split adjusted) at December 31, 2016.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares (split adjusted) to 11,288,000 shares (split adjusted). The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of December 31, 2016, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000 (split adjusted). At December 31, 2016, the Company had approximately 2,613,000 shares of common stock remaining available for future grants and approximately 5,010,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding at December 31, 2016, 2015, and 2014 was $30.2 million, $21.1 million and $18.6 million, respectively. The intrinsic value of the stock options vested at December 31, 2016, 2015 and 2014 was $12.1 million, $14.5 million and $15.9 million, respectively.

The intrinsic value of the stock options exercised during 2016, 2015 and 2014 was $8.0 million, $7.2 million, and $3.2 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $6.6 million as of December 31, 2016.

The table below summarized the stock option transactions under the Plan at December 31, 2016, 2015 and 2014 and changes during the years then ended (split adjusted):

	2016		2015		2014
	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price	Shares (000)	Weighted Average Exercisable Price
Outstanding, beginning of year	2,794	$12.71	1,810	$5.90	1,932	$4.79
Granted	140	21.25	1,486	18.15	140	16.77
Forfeited	(14)	17.28	(40)	20.16	(22)	15.45
Exercised	(523)	3.50	(462)	2.90	(240)	2.39

Outstanding, end of year	2,397	15.19	2,794	12.71	1,810	5.90

Exercisable, end of year	639	$8.88	960	$5.13	1,290	$3.76

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2016 was $5.08 per share (split adjusted). The weighted-average fair value of options granted during the year ended December 31, 2015 was $4.28 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2016, 2015 and 2014 stock option grants were as follows:

	For the Years Ended December 31,
	2016	2015	2014
Expected dividend yield	1.65%	1.60%	0.89%
Expected stock price volatility	26.66%	25.91%	30.94%
Risk-free interest rate	1.65%	1.74%	2.31%
Expected life of options	6.5 years	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2016 (split adjusted):

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$1.96 to $2.66	27	1.85	$2.50	27	$2.50
$4.27 to $4.62	99	1.02	4.29	99	4.29
$5.08 to $6.56	236	2.83	5.91	200	5.79
$8.62 to $9.54	284	6.17	9.09	164	9.07
$14.71 to $16.86	262	7.75	16.00	70	16.19
$17.12 to $17.40	219	7.94	17.19	65	17.26
$18.46 to $18.46	1,050	8.65	18.46	—	—
$20.16 to $20.58	80	8.76	20.37	14	20.34
$21.25 to $21.25	140	9.31	21.25	—	—

	2,397			639

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2016, 2015 and 2014 and changes during the years then ended (split adjusted):

	2016	2015	2014
	(In thousands)
Beginning of year	975	514	512
Issued	244	704	86
Vested	(256)	(204)	(60)
Forfeited	(5)	(39)	(24)

End of year	958	975	514

Amount of expense for twelve months ended	$4,049	$2,511	$1,524

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $11.7 million as of December 31, 2016.

15. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2016	2015	2014
	(In thousands)
Salaries and employee benefits	$101,962	$87,512	$77,025
Occupancy and equipment	26,129	25,967	25,031
Data processing expense	10,499	10,774	7,229
Other operating expenses:
Advertising	3,332	2,986	2,568
Merger and acquisition expenses	433	4,800	6,438
FDIC loss share buy-out expense	3,849	—	—
Amortization of intangibles	3,132	4,079	4,630
Electronic banking expense	5,742	5,166	5,308
Directors’ fees	1,150	1,071	912
Due from bank service charges	1,354	1,096	803
FDIC and state assessment	5,491	5,287	4,288
Insurance	2,193	2,542	2,538
Legal and accounting	2,206	2,028	2,012
Other professional fees	4,049	3,226	2,200
Operating supplies	1,758	1,880	1,928
Postage	1,084	1,196	1,331
Telephone	1,751	1,917	1,968
Other expense	15,641	16,028	15,734

Total other operating expenses	53,165	53,302	52,658

Total non-interest expense	$191,755	$177,555	$161,943

16. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2016, 2015 and 2014. The Company’s expense for the plan was approximately $1.4 million, $1.2 million and $1.0 million in 2016, 2015 and 2014, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2016, 2015 and 2014, respectively. An expense of approximately $155,000, $163,000 and $169,000 was accrued for 2016, 2015 and 2014 for this plan, respectively.

17. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2016 and 2015, related party loans were approximately $51.6 million and $51.2 million, respectively. New loans and advances on prior commitments made to the related parties were $5.0 million and $26.9 million for the years ended December 31, 2016 and 2015, respectively. Repayments of loans made by the related parties were $4.7 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $849,000 and $590,000, respectively, savings and interest-bearing transaction accounts of approximately $25.9 million and $11.0 million, respectively, and time certificates of deposit of approximately $957,000 and $6.4 million, respectively.

During 2016, 2015 and 2014, rent expense totaling approximately $100,000, $100,000 and $104,000, respectively, was paid to related parties.

18. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 15 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2016, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2017	$4,464
2018	4,061
2019	3,693
2020	3,025
2021	2,441
Thereafter	16,186

$33,870

19. Significant Estimates and Concentrations of Credit Risks

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

Although the Company has a diversified loan portfolio, at December 31, 2016 and 2015, commercial real estate loans represented 59.1% and 60.0% of total loans receivable, respectively, and 328.9% and 332.4% of total stockholders’ equity, respectively. Residential real estate loans represented 23.0% and 24.4% of total loans receivable and 127.8% and 135.1% of total stockholders’ equity at December 31, 2016 and 2015, respectively.

Approximately 84.1% of the Company’s total loans and 85.7% of the Company’s real estate loans as of December 31, 2016, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

20. Commitments and Contingencies

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

At December 31, 2016 and 2015, commitments to extend credit of $1.82 billion and $1.43 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2016 and 2015, is $41.1 million and $24.3 million, respectively.

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2016 and 2015, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2016, 2015 and 2014.

The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness and to ensure such prices are aligned with traditional pricing matrices. In general, the Company does not purchase investment portfolio securities with complicated structures. Pricing for the Company’s investment securities is fairly generic and is easily obtained. Starting in 2016, the Company began using a third party comparison pricing vendor in order to reflect consistency in the fair values of the investment securities sampled by the Company each quarter.

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $91.5 million and $87.2 million as of December 31, 2016 and 2015, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $954,000 and $684,000 of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2016 and 2015, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2016 and 2015, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $16.0 million and $19.1 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $3.8 million were remeasured during year ended December 31, 2016, resulting in a write-down of approximately $1.4 million.

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

	December 31, 2016
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$216,649	$216,649	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	284,176	287,038	2
Loans receivable, net of impaired loans and allowance	7,216,199	7,131,199	3
Accrued interest receivable	30,838	30,838	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,695,184	$1,695,184	1
Savings and interest-bearing transaction accounts	3,963,241	3,963,241	1
Time deposits	1,284,002	1,275,634	3
Securities sold under agreements to repurchase	121,290	121,290	1
FHLB and other borrowed funds	1,305,198	1,311,280	2
Accrued interest payable	1,920	1,920	1
Subordinated debentures	60,826	60,826	3

	December 31, 2015
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$255,823	$255,823	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	309,042	313,944	2
Loans receivable, net of impaired loans and allowance	6,485,125	6,440,509	3
FDIC indemnification asset	9,284	9,284	3
Accrued interest receivable	29,132	29,132	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,456,624	$1,456,624	1
Savings and interest-bearing transaction accounts	3,551,684	3,551,684	1
Time deposits	1,430,201	1,418,462	3
Securities sold under agreements to repurchase	128,389	128,389	1
FHLB and other borrowed funds	1,405,945	1,410,019	2
Accrued interest payable	1,804	1,804	1
Subordinated debentures	60,826	60,826	3

22. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2016, the Company requested approximately $44.6 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 24.2% of the Company’s banking subsidiary’s 2016 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2016, the Company meets all capital adequacy requirements to which it is subject.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and certain provisions of the Dodd-Frank Act (“Basel III”). Basel III applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and savings and loan holding companies. Basel III became effective for the Company and its bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in beginning January 1, 2016 at the 0.625% level and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019 when the phase-in period ends and the full capital conservation buffer requirement becomes effective.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of December 31, 2016, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.30%, 10.63%, 12.01%, and 12.97%, respectively, as of December 31, 2016.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2016
Common equity Tier 1 capital
Home BancShares	$938,754	11.30%	$425,762	5.125%	$581,529	7.00%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	424,882	5.125	580,326	7.00		538,875	6.50
Leverage ratios:
Home BancShares	$997,754	10.63%	$375,448	4.000%	$375,448	4.00%	$	N/A	N/A	%
Centennial Bank	920,232	9.81	375,222	4.000	375,222	4.00		469,028	5.00
Tier 1 capital ratios:
Home BancShares	$997,754	12.01%	$550,385	6.625%	$706,154	8.50%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	549,238	6.625	704,682	8.50		663,230	8.00
Total risk-based capital ratios:
Home BancShares	$1,077,756	12.97%	$716,704	8.625%	$872,509	10.50%	$	N/A	N/A	%
Centennial Bank	1,000,234	12.07	714,749	8.625	870,129	10.50		828,694	10.00
As of December 31, 2015
Common equity Tier 1 capital
Home BancShares	$809,515	10.50%	$346,935	4.50%	$539,677	7.00%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	345,722	4.50	537,790	7.00		499,376	6.50
Leverage ratios:
Home BancShares	$868,515	9.91%	$350,561	4.00%	$350,561	4.00%	$	N/A	N/A	%
Centennial Bank	782,100	8.93	350,325	4.00	350,325	4.00		437,906	5.00
Tier 1 capital ratios:
Home BancShares	$868,515	11.26%	$462,797	6.00%	$655,629	8.50%	$	N/A	N/A	%
Centennial Bank	782,100	10.18	460,963	6.00	653,030	8.50		614,617	8.00
Total risk-based capital ratios:
Home BancShares	$937,739	12.16%	$616,934	8.00%	$809,725	10.50%	$	N/A	N/A	%
Centennial Bank	851,324	11.08	614,674	8.00	806,760	10.50		768,343	10.00

23. Additional Cash Flow Information

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

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2016	2015	2014
	(In thousands)
Interest paid	$30,463	$21,040	$19,002
Income taxes paid	81,900	79,740	25,612
Assets acquired by foreclosure	10,957	19,874	17,383

24. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2016	2015
Assets
Cash and cash equivalents	$53,589	$68,674
Investment securities	7,873	6,888
Investments in wholly-owned subsidiaries	1,307,811	1,172,723
Investments in unconsolidated subsidiaries	1,826	1,826
Premises and equipment	7,126	5,927
Other assets	12,107	6,878

Total assets	$1,390,332	$1,262,916

Liabilities
Subordinated debentures	$60,826	$60,826
Other liabilities	2,016	2,333

Total liabilities	62,842	63,159

Stockholders’ Equity
Common stock	1,405	701
Capital surplus	869,737	867,981
Retained earnings	455,948	326,898
Accumulated other comprehensive income (loss)	400	4,177

Total stockholders’ equity	1,327,490	1,199,757

Total liabilities and stockholders’ equity	$1,390,332	$1,262,916

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2016	2015	2014
Income
Dividends from banking subsidiary	$44,623	$76,168	$84,436
Other income	608	51	50

Total income	45,231	76,219	84,486
Expenses	12,514	8,387	5,938

Income before income taxes and equity in undistributed net income of subsidiaries	32,717	67,832	78,548
Tax benefit for income taxes	4,787	3,048	2,363

Income before equity in undistributed net income of subsidiaries	37,504	70,880	80,911
Equity in undistributed net income of subsidiaries	139,642	67,319	32,152

Net income	$177,146	$138,199	$113,063

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2016	2015	2014
Cash flows from operating activities
Net income	$177,146	$138,199	$113,063
Items not requiring (providing) cash
Depreciation	141	—	—
Amortization/(accretion)	176	—	—
Share-based compensation	6,628	3,925	2,073
Tax benefit from stock options exercised	(4,154)	(605)	(1,225)
(Gain) loss on assets	(410)
Equity in undistributed income of subsidiaries	(139,642)	(67,319)	(32,152)
Changes in other assets	5,888	5,308	(6,489)
Changes in other liabilities	(6,694)	(576)	1,955

Net cash provided by (used in) operating activities	39,079	78,932	77,225

Cash flows from investing activities
Purchases of premises and equipment, net	(7,273)	(5,927)	—
Proceeds from sale of premises and equipment, net	3,293	—	—
Capital contribution to subsidiary	(24)	—	—
Centennial Trust merger	—	—	366
Purchase of Florida Traditions Bank	—	—	(5)
Purchase of Broward Financial Holdings, Inc.	—	—	(3,188)
Purchase of Florida Business BancGroup, Inc.	—	(17,445)	—
Proceeds from sale of investment securities	2,104	—	—
Purchase of investment securities	—	(6,946)	—

Net cash provided by (used in) investing activities	(1,900)	(30,318)	(2,827)

Cash flows from financing activities
Proceeds from exercise of stock options	1,495	389	574
Common stock issuance costs – market acquisitions	—	(60)	(331)
Tax benefit from stock options exercised	4,154	605	1,225
Repurchase of common stock	(9,817)	(2,015)	—
Disgorgement of profits	—	—	25
Dividends paid	(48,096)	(37,580)	(23,170)

Net cash provided by (used in) financing activities	(52,264)	(38,661)	(21,677)

Increase (decrease) in cash and cash equivalents	(15,085)	9,953	52,721
Cash and cash equivalents, beginning of year	68,674	58,721	6,000

Cash and cash equivalents, end of year	$53,589	$68,674	$58,721

25. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. ASU 2014-10’s effective date and transition provisions are aligned with the requirements in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-12’s effective date and transition provisions are aligned with the requirements in ASU 2014-09

The guidance issued in ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12 permit two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company plans to adopt the new standard effective January 1, 2018 and apply it prospectively. We are currently evaluating the impact this guidance will have on our consolidated financial statements. Only a portion of our revenues are impacted by this guidance because the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. Our evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting our accounting for these contracts, and identifying and determining the accounting for any related contract costs. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard in 2018.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, impacting FASB ASC 860, Transfers and Servicing. Generally, an award with a performance target requires an employee also render service once the performance target is achieved. In some cases, however, the terms of an award may provide that the performance target could be achieved after an employee completes the requisite service period. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should apply this guidance as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period for which the service has already been rendered. The amendments in this update became effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company adopted the new guidance on the consolidated financial statements, effective January 1, 2016, which made no impact to the Company’s financial position, results of operations or its financial statement disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which amends the consolidation requirements of ASU 810 by changing the consolidation analysis required under GAAP. The revised guidance amends the consolidation analysis based on certain fee arrangements or relationships to the reporting entity and, for limited partnerships, requires entities to consider the limited partner’s rights relative to the general partner. ASU 2015-02 became effective for annual and interim periods beginning after December 15, 2015. The Company adopted the new guidance on the consolidated financial statements, effective January 1, 2016, which made no impact to the Company’s financial position, results of operations or its financial statement disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires entities to recognize measurement period adjustments during the reporting period in which the adjustments are determined. The income effects, if any, of a measurement period adjustment are cumulative and are to be reported in the period in which the adjustment to a provisional amount is determined. Also, ASU 2015-16 requires presentation on the face of the income statement or in the notes, the effect of the measurement period adjustment as if the adjustment had been recognized at acquisition date. ASU 2015-16 is effective for fiscal periods beginning after December 15, 2015 for public business entities and should be applied prospectively to measurement period adjustments that occur after the effective date. The Company adopted the new guidance on the consolidated financial statements, effective January 1, 2016, which made no impact to the Company’s financial position, results of operations or its financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements, but does not anticipate the guidance to have a material effect on the Company’s financial position or results of operations as the Company’s equity investments are immaterial. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the standards and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be adjusted after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 21.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted for all entities. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. The impact is not expected to have a material effect on the Company’s financial position or results of operations as the Company does not have a material amount of lease agreements. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 18.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments effective January 1, 2017. The Company has a stock-based compensation plan for which the ASU 2016-09 guidance results in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the previous accounting treatment, which requires excess tax benefits to be recognized as an adjustment to additional paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are now classified as an operating activity in the statement of cash flows instead of the current accounting treatment, which required it to be classified as both an operating and a financing activity. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company does not anticipate a material change in the Company’s financial position or results of operation as a result of the adoption of ASU 2016-09. The Company has implemented the new processes which did not result in a significant change. For additional information on the stock-based compensation plan, see Note 14.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company is currently evaluating the impact, if any, ASU 2016-11 will have on its financial position, results of operations, and its financial statement disclosures. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements, however the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, we have initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and have developed an in-house data warehouse as well as developed asset quality forecast models in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact, if any, ASU 2016-15 will have on its financial position, results of operations, and its financial statement disclosures. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact, if any, ASU 2016-16 will have on its financial position, results of operations, and its financial statement disclosure. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, ASU 2016-18 will have on its financial position, results of operations, and its financial statement disclosure. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact, if any, ASU 2017-01 will have on its financial position, results of operations, and its financial statement disclosure. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments in the update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU 2016-02, Leases, and ASU 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

26. Subsequent Events

Business Combination – Giant Holdings, Inc. – On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a previously announced definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received approximately 2,738,000 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Excluding the effects of any purchase accounting adjustments, as of January 31, 2017, GHI had approximately $396.9 million in total assets, $329.4 million in loans, and $302.6 million in deposits. Upon completion of the acquisition, the Company will have approximately $10.21 billion in total assets.

Certain fair value measurements and the purchase price allocation have not been completed due to the timing of the acquisition and the number of assets acquired and liabilities assumed. We will continue to review the estimated fair values of property and equipment, intangible assets, and other assets and liabilities, and to evaluate the assumed tax positions and contingencies.

Business Combination – The Bank of Commerce – On December 1, 2016, the Company entered into an acquisition agreement with Bank of Commerce Holdings, Inc. (“BOCH”), a Florida corporation and bank holding company. Under the terms and conditions set forth in the acquisition agreement, HBI has agreed to purchase all of the issued and outstanding shares of common stock of BOCH’s wholly-owned subsidiary, The Bank of Commerce (“BOC”), a Florida state-chartered bank that operates in the Sarasota, Florida area, for a cash purchase price of $3,750,000 plus up to an additional $400,000 in expense reimbursement for approved administrative claims. The purchase price includes the discounted purchase of certain subordinated debentures issued by BOC, which HBI or Centennial will acquire from the existing holders of the subordinated debentures as a condition to the closing of the acquisition. Immediately following the closing of the acquisition in the first quarter of 2017, HBI intends to merge BOC with and into Centennial.

As of December 31, 2016, BOC had approximately $182.6 million in total assets, $126.1 million in loans and $142.2 million in customer deposits. BOC is conducting banking business from three locations in Sarasota (two) and Lakewood Ranch (one), Florida.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items are reportable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. As a result of this evaluation, there were no significant changes in the Company’s disclosure controls or in other factors that could significantly affect those controls subsequent to the date of evaluation.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. There were no changes in our internal control over financial reporting during the Company’s fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2017, to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2017, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2017, to be filed pursuant to Regulation 14A.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2017, to be filed pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 20, 2017, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1 and 2. Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b)	Listing of Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated June 25, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on June 27, 2013)

2.2	First Amendment to Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated July 31, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on August 2, 2013)

2.3	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.4	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.5	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.6	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.7	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business BancGroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

2.8	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.9	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s Registration Statement on Form S-4 (File No. 333-214957), as amended

2.10	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

12.1	Computation of Ratios of Earnings to Fixed Charges*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

By:	/s/ C. Randall Sims
C. Randall Sims
Chief Executive Officer

Date: February 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 28, 2017.

/s/ John W. Allison	/s/ C. Randall Sims	/s/ Brian S. Davis
John W. Allison Chairman of the Board of Directors	C. Randall Sims Chief Executive Officer, President and Director (Principal Executive Officer)	Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ Milburn Adams	/s/ Robert H. Adcock, Jr.	/s/ Richard H. Ashley
Milburn Adams Director	Robert H. Adcock, Jr. Vice Chairman of the Board of Directors	Richard H. Ashley Director

/s/ Mike Beebe	/s/ Dale A. Bruns	/s/ Jack E. Engelkes
Mike Beebe Director	Dale A. Bruns Director	Jack E. Engelkes Director

/s/ Tracy M. French	/s/ James G. Hinkle	/s/ Alex R. Lieblong
Tracy M. French Director	James G. Hinkle Director	Alex R. Lieblong Director

/s/ Thomas J. Longe	/s/ Jennifer C. Floyd
Thomas J. Longe Director	Jennifer C. Floyd Chief Accounting Officer and Investor Relations Officer (Principal Accounting Officer)