Form 10-Q
period 2017-03-31
HOME BANCSHARES INC
filed 2017-05-09
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 143,426,576 shares as of May 1, 2017.

HOME BANCSHARES, INC.

FORM 10-Q

March  31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;

•	the possibility that an acquisition does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that will apply as a result of our exceeding $10 billion in total assets;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including as a result of initiatives of the newly elected administration of President Donald J. Trump;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	the ability to keep pace with technological changes, including changes regarding cybersecurity;

•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our bank subsidiary or our customers;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	higher defaults on our loan portfolio than we expect; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses or changes in our estimate of the adequacy of the allowance for loan losses.

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” sections of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2017 and this Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$163,662	$123,758
Interest-bearing deposits with other banks	253,427	92,891

Cash and cash equivalents	417,089	216,649
Federal funds sold	1,700	1,550
Investment securities – available-for-sale	1,250,590	1,072,920
Investment securities – held-to-maturity	276,599	284,176
Loans receivable	7,849,645	7,387,699
Allowance for loan losses	(80,311)	(80,002)

Loans receivable, net	7,769,334	7,307,697
Bank premises and equipment, net	212,813	205,301
Foreclosed assets held for sale	17,315	15,951
Cash value of life insurance	97,223	86,491
Accrued interest receivable	32,413	30,838
Deferred tax asset, net	67,063	61,298
Goodwill	420,941	377,983
Core deposit and other intangibles	21,885	18,311
Other assets	132,503	129,300

Total assets	$10,717,468	$9,808,465

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,862,996	$1,695,184
Savings and interest-bearing transaction accounts	4,274,194	3,963,241
Time deposits	1,430,017	1,284,002

Total deposits	7,567,207	6,942,427
Securities sold under agreements to repurchase	123,793	121,290
FHLB and other borrowed funds	1,455,040	1,305,198
Accrued interest payable and other liabilities	69,125	51,234
Subordinated debentures	60,735	60,826

Total liabilities	9,275,900	8,480,975

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2017 and 2016; shares issued and outstanding 143,441,824 in 2017 and 140,472,205 in 2016	1,434	1,405
Capital surplus	948,982	869,737
Retained earnings	490,142	455,948
Accumulated other comprehensive income	1,010	400

Total stockholders’ equity	1,441,568	1,327,490

Total liabilities and stockholders’ equity	$10,717,468	$9,808,465

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data(1))	2017	2016
	(Unaudited)
Interest income:
Loans	$105,762	$96,913
Investment securities
Taxable	5,478	5,450
Tax-exempt	2,944	2,815
Deposits – other banks	308	102
Federal funds sold	2	4

Total interest income	114,494	105,284

Interest expense:
Interest on deposits	5,486	3,634
Federal funds purchased	—	1
FHLB and other borrowed funds	3,589	3,070
Securities sold under agreements to repurchase	165	145
Subordinated debentures	439	377

Total interest expense	9,679	7,227

Net interest income	104,815	98,057
Provision for loan losses	3,914	5,677

Net interest income after provision for loan losses	100,901	92,380

Non-interest income:
Service charges on deposit accounts	5,982	5,929
Other service charges and fees	8,917	7,117
Trust fees	456	404
Mortgage lending income	2,791	2,863
Insurance commissions	545	657
Increase in cash value of life insurance	310	395
Dividends from FHLB, FRB, Bankers’ Bank & other	1,149	620
Gain on acquisitions	3,807	—
Gain on sale of SBA loans	188	—
Gain (loss) on sale of branches, equipment and other assets, net	(56)	(53)
Gain (loss) on OREO, net	121	96
Gain (loss) on securities, net	423	10
FDIC indemnification accretion/(amortization), net	—	(362)
Other income	1,837	1,761

Total non-interest income	26,470	19,437

Non-interest expense:
Salaries and employee benefits	27,421	23,958
Occupancy and equipment	6,681	6,671
Data processing expense	2,723	2,664
Other operating expenses	18,316	12,355

Total non-interest expense	55,141	45,648

Income before income taxes	72,230	66,169
Income tax expense	25,374	24,742

Net income	$46,856	$41,427

Basic earnings per share	$0.33	$0.30

Diluted earnings per share	$0.33	$0.29

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)
Net income	$46,856	$41,427
Net unrealized gain (loss) on available-for-sale securities	1,428	3,775
Less: reclassification adjustment for realized (gains) losses included in income	(423)	(10)

Other comprehensive (loss) income, before tax effect	1,005	3,765
Tax effect	(395)	(1,477)

Other comprehensive income (loss) income	610	2,288

Comprehensive income	$47,466	$43,715

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2017 and 2016

(In thousands, except share data(1))	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$701	$867,981	$326,898	$4,177	$1,199,757
Comprehensive income:
Net income	—	—	41,427	—	41,427
Other comprehensive income (loss)	—	—	—	2,288	2,288
Net issuance of 433,816 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	2	1,141	—	—	1,143
Repurchase of 461,800 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,119	—	—	1,119
Share-based compensation net issuance of 156,734 shares of restricted common stock	1	1,426	—	—	1,427
Cash dividends – Common Stock, $0.075 per share	—	—	(10,537)	—	(10,537)

Balances at March 31, 2016 (unaudited)	702	862,827	357,788	6,465	1,227,782
Comprehensive income:
Net income	—	—	135,719	—	135,719
Other comprehensive income (loss)	—	—	—	(6,065)	(6,065)
Net issuance of 58,923 shares of common stock from exercise of stock options	1	351	—	—	352
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Tax benefit from stock options exercised	—	3,035	—	—	3,035
Repurchase of 48,808 shares of common stock	(1)	(974)	—	—	(975)
Share-based compensation net issuance of 87,000 shares of restricted common stock	1	5,200	—	—	5,201
Cash dividends – Common Stock, $0.2675 per share	—	—	(37,559)	—	(37,559)

Balances at December 31, 2016	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	46,856	—	46,856
Other comprehensive income (loss)	—	—	—	610	610
Net issuance of 91,081 shares of common stock from exercise of stock options	1	101	—	—	102
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Share-based compensation net issuance of 140,500 shares of restricted common stock	1	1,854	—	—	1,855
Cash dividends – Common Stock, $0.09 per share	—	—	(12,662)	—	(12,662)

Balances at March 31, 2017 (unaudited)	$1,434	$948,982	$490,142	$1,010	$1,441,568

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2017	2016
	(Unaudited)
Operating Activities
Net income	$46,856	$41,427
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,674	2,722
Amortization/(accretion)	3,724	3,954
Share-based compensation	1,855	1,427
Tax benefits from stock options exercised	—	(1,119)
(Gain) loss on assets	(833)	(53)
Gain on acquisitions	(3,807)	—
Provision for loan losses	3,914	5,677
Deferred income tax effect	2,130	524
Increase in cash value of life insurance	(310)	(395)
Originations of mortgage loans held for sale	(78,691)	(68,932)
Proceeds from sales of mortgage loans held for sale	84,244	77,188
Changes in assets and liabilities:
Accrued interest receivable	(244)	299
Indemnification and other assets	(1,645)	(5,269)
Accrued interest payable and other liabilities	3,012	18,608

Net cash provided by (used in) operating activities	62,879	76,058

Investing Activities
Net (increase) decrease in federal funds sold	(150)	(5,500)
Net (increase) decrease in loans, excluding purchased loans	(29,229)	(225,784)
Purchases of investment securities – available-for-sale	(206,216)	(67,837)
Proceeds from maturities of investment securities – available-for-sale	39,615	66,706
Proceeds from sale of investment securities – available-for-sale	15,538	1,377
Purchases of investment securities – held-to-maturity	(163)	—
Proceeds from maturities of investment securities – held-to-maturity	7,411	9,581
Proceeds from foreclosed assets held for sale	6,165	3,326
Proceeds from sale of SBA Loans	4,170	—
Purchases of premises and equipment, net	(5,636)	(1,376)
Return of investment on cash value of life insurance	592	—
Net cash proceeds (paid) received – market acquisitions	41,363	—

Net cash provided by (used in) investing activities	(126,540)	(219,507)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	181,025	139,010
Net increase (decrease) in securities sold under agreements to repurchase	2,503	(6,483)
Net increase (decrease) in FHLB and other borrowed funds	93,328	(69,712)
Proceeds from exercise of stock options	102	1,143
Repurchase of common stock	—	(8,842)
Common stock issuance costs – market acquisitions	(195)	—
Tax benefits from stock options exercised	—	1,119
Dividends paid on common stock	(12,662)	(10,537)

Net cash provided by (used in) financing activities	264,101	45,698

Net change in cash and cash equivalents	200,440	(97,751)
Cash and cash equivalents – beginning of year	216,649	255,823

Cash and cash equivalents – end of period	$417,089	$158,072

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2017 and 2016 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2016 Form 10-K, filed with the Securities and Exchange Commission.

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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$46,856	$41,427

Average shares outstanding	141,785	140,390
Effect of common stock based compensation	707	297

Average diluted shares outstanding	142,492	140,687

Basic earnings per share	$0.33	$0.30
Diluted earnings per share	0.33	0.29

2.  Business Combinations

Acquisition of Giant Holdings, Inc.

On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a previously announced definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $329.4 million in loans after $6.5 million of loan discounts, and $304.0 million in deposits.

The Company has determined that the acquisition of the net assets of GHI constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Giant Holdings, Inc.
	Acquired from GHI	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$41,019	$—	$41,019
Interest-bearing deposits with other banks	4,057	1	4,058
Investment securities	1,961	(5)	1,956
Loans receivable	335,886	(6,517)	329,369
Allowance for loan losses	(4,568)	4,568	—

Loans receivable, net	331,318	(1,949)	329,369
Bank premises and equipment, net	2,111	608	2,719
Cash value of life insurance	10,861	—	10,861
Accrued interest receivable	850	—	850
Deferred tax asset	2,286	1,807	4,093
Core deposit intangible	172	3,238	3,410
Other assets	254	(489)	(235)

Total assets acquired	$394,889	$3,211	$398,100

Liabilities
Deposits
Demand and non-interest-bearing	$75,993	$—	$75,993
Savings and interest-bearing transaction accounts	139,459	—	139,459
Time deposits	88,219	324	88,543

Total deposits	303,671	324	303,995
FHLB borrowed funds	26,047	431	26,478
Accrued interest payable and other liabilities	14,552	18	14,570

Total liabilities assumed	344,270	773	345,043

Equity

Total equity assumed	50,619	(50,619)	—

Total liabilities and equity assumed	$394,889	$(49,846)	345,043

Net assets acquired			53,057
Purchase price			96,015

Goodwill			$42,958

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks and interest-bearing deposits with other banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired from GHI with an approximately $5,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated $315.6 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $3.6 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $20.3 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $4.5 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. The acquired GHI loan balance includes $1.6 million of discount for credit losses on purchased loans.

Bank premises and equipment – Bank premises and equipment were acquired from GHI with a $608,000 adjustment to market value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.

Cash value of life insurance – Cash value of life insurance was acquired from GHI at market value.

Accrued interest receivable – Accrued interest receivable was acquired from GHI at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Core deposit intangible – This intangible asset represents the value of the relationships that GHI had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $3.4 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $324,000 fair value adjustment applied for time deposits was because the weighted average interest rate of GHI’s certificates of deposits were estimated to be below the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustments of certain estimated liabilities from GHI.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended March 31, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact GHI total assets acquired are less than 5% of total assets as of March 31, 2017 excluding GHI as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of The Bank of Commerce

On February 28, 2017, HBI, parent company of Centennial Bank (“Centennial”), completed its previously announced acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. HBI merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

The acquisition of BOC was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by BCHI with the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The sale of BOC by BCHI was subject to certain bidding procedures approved by the Bankruptcy Court. On November 14, 2016, the Company submitted an initial bid to purchase the outstanding shares of BOC in accordance with the bidding procedures approved by the Bankruptcy Court. An auction was subsequently conducted on November 16, 2016, and the Company was deemed to be the successful bidder. The Bankruptcy Court entered a final order on December 9, 2016 approving the sale of BOC to the Company pursuant to and in accordance with the acquisition agreement.

Under the terms of the Agreement, HBI paid an aggregate of approximately $4.2 million in cash for the acquisition, which included the purchase of all outstanding shares of BOC common stock, the discounted purchase of certain subordinated debentures issued by BOC from the existing holders of the subordinated debentures, and an expense reimbursement to BCHI for approved administrative claims in connection with the bankruptcy proceeding.

BOC formerly operated three branch locations in the Sarasota, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, BOC had approximately $178.1 million in total assets, $118.5 million in loans after $5.8 million of loan discounts, and $139.8 million in deposits.

The Company has determined that the acquisition of the net assets of BOC constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	The Bank of Commerce
	Acquired from BOC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$4,610	$—	$4,610
Interest-bearing deposits with other banks	14,360	—	14,360
Investment securities	25,926	(113)	25,813
Loans receivable	124,289	(5,751)	118,538
Allowance for loan losses	(2,037)	2,037	—

Loans receivable, net	122,252	(3,714)	118,538
Bank premises and equipment, net	1,887	—	1,887
Foreclosed assets held for sale	8,523	(3,165)	5,358
Accrued interest receivable	481	—	481
Deferred tax asset	—	4,198	4,198
Core deposit intangible	—	968	968
Other assets	1,880	—	1,880

Total assets acquired	$179,919	$(1,826)	$178,093

Liabilities
Deposits
Demand and non-interest-bearing	$27,245	$—	$27,245
Savings and interest-bearing transaction accounts	32,300	—	32,300
Time deposits	79,945	270	80,215

Total deposits	139,490	270	139,760
FHLB borrowed funds	30,000	42	30,042
Accrued interest payable and other liabilities	564	(255)	309

Total liabilities assumed	$170,054	$57	170,111

Net assets acquired			7,982
Purchase price			4,175

Pre-tax gain on acquisition			$3,807

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks and interest-bearing deposits with other banks – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired from BOC with a $113,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated $106.8 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $3.0 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $17.5 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $2.8 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows.

Bank premises and equipment – Bank premises and equipment were acquired from BOC at market value.

Foreclosed assets held for sale – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs to sell.

Accrued interest receivable – Accrued interest receivable was acquired from BOC at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Core deposit intangible – This intangible asset represents the value of the relationships that BOC had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $968,000 of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $270,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of BOC’s certificates of deposits were estimated to be below the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from BOC.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

The Company’s operating results for the period ended March 31, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact BOC total assets acquired are less than 5% of total assets as of March 31, 2017 excluding BOC as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Future Acquisition of Stonegate Bank

On March 27, 2017, Home BancShares, Inc. and its wholly-owned bank subsidiary, Centennial Bank, an Arkansas state bank (“Centennial”), entered into an acquisition with Stonegate Bank (“Stonegate”). The acquisition agreement provides that Stonegate will merge with and into Centennial (the “Merger”). Under the terms of the acquisition agreement, shareholders of Stonegate will receive, in the aggregate, proceeds from the transaction of approximately $749.8 million, consisting of $50.0 million in cash and $699.7 million of HBI common stock. In addition, the holders of outstanding stock options of Stonegate will receive approximately $28.6 million in cash in connection with the cancellation of their options immediately before the Merger, for a total transaction value of approximately $778.4 million. The number of shares of HBI common stock to be issued to Stonegate shareholders will be determined based on the volume-weighted average closing price per share of HBI common stock for the 20 consecutive trading days ending on the third trading day prior to the closing date (the “Average Closing Price”). In addition, if the Average Closing Price of HBI common stock as of the closing date is equal to $35.19 or greater or $22.52 or less, then the Average Closing Price will be fixed at $35.19 or $22.52, respectively. The acquisition is expected to close late in the fourth quarter of 2017, and is subject to the approval of the shareholders of the Company and Stonegate, regulatory approvals, and other customary conditions set forth in the agreement

As of March 31, 2017, Stonegate had approximately $3.24 billion in total assets, $2.48 billion in loans and $2.72 billion in customer deposits. Stonegate is conducting banking business from 25 locations in key Florida markets with significant presence in Broward and Sarasota counties.

3.  Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$317,843	$976	$(1,691)	$317,128
Residential mortgage-backed securities	298,033	1,260	(1,681)	297,612
Commercial mortgage-backed securities	370,785	771	(2,450)	369,106
State and political subdivisions	224,946	3,860	(1,885)	226,921
Other securities	37,320	2,979	(476)	39,823

Total	$1,248,927	$9,846	$(8,183)	$1,250,590

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,577	$35	$(35)	$6,577
Residential mortgage-backed securities	68,110	266	(266)	68,110
Commercial mortgage-backed securities	35,424	118	(63)	35,479
State and political subdivisions	166,488	3,277	(125)	169,640

Total	$276,599	$3,696	$(489)	$279,806

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

Assets, principally investment securities, having a carrying value of approximately $1.01 billion and $1.07 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $123.8 million and $121.3 million at March 31, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$181,428	$183,538	$77,535	$78,640
Due after one year through five years	771,067	772,436	120,449	122,526
Due after five years through ten years	202,619	201,299	20,202	20,251
Due after ten years	93,813	93,317	58,413	58,389

Total	$1,248,927	$1,250,590	$276,599	$279,806

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2017, approximately $15.2 million in available-for-sale securities were sold. The gross realized gains on the sales for the three month period ended March 31, 2017 totaled approximately $423,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

During the three-month period ended March 31, 2016, approximately $1.4 million, in available-for-sale securities were sold. The gross realized gains on the sales for the three month period ended March 31, 2016 totaled approximately $10,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of FASB ASC 320, Investments – Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost bases, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the three-month period ended March 31, 2017, no securities were deemed to have other-than-temporary impairment.

For the three months ended March 31, 2017, the Company had investment securities with approximately $1.7 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 75.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$125,871	$(1,102)	$80,096	$(624)	$205,967	$(1,726)
Residential mortgage-backed securities	193,650	(1,761)	13,695	(186)	207,345	(1,947)
Commercial mortgage-backed securities	214,878	(2,024)	28,773	(489)	243,651	(2,513)
State and political subdivisions	79,747	(2,010)	—	—	79,747	(2,010)
Other securities	1,509	(106)	9,779	(370)	11,288	(476)

Total	$615,655	$(7,003)	$132,343	$(1,669)	$747,998	$(8,672)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$98,180	$(1,031)	$75,044	$(642)	$173,224	$(1,673)
Residential mortgage-backed securities	188,117	(1,742)	8,902	(186)	197,019	(1,928)
Commercial mortgage-backed securities	202,289	(2,220)	21,020	(255)	223,309	(2,475)
State and political subdivisions	94,309	(2,348)	500	(2)	94,809	(2,350)
Other securities	1,540	(125)	12,687	(534)	14,227	(659)

Total	$584,435	$(7,466)	$118,153	$(1,619)	$702,588	$(9,085)

Income earned on securities for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Taxable:
Available-for-sale	$4,794	$4,567
Held-to-maturity	684	883
Non-taxable:
Available-for-sale	1,547	1,574
Held-to-maturity	1,397	1,241

Total	$8,422	$8,265

4.  Loans Receivable

The various categories of loans receivable are summarized as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,462,773	$3,153,121
Construction/land development	1,217,519	1,135,843
Agricultural	79,940	77,736
Residential real estate loans
Residential 1-4 family	1,493,133	1,356,136
Multifamily residential	404,815	340,926

Total real estate	6,658,180	6,063,762
Consumer	41,893	41,745
Commercial and industrial	1,013,403	1,123,213
Agricultural	69,307	74,673
Other	66,862	84,306

Total loans receivable	$7,849,645	$7,387,699

During the three-month period ended March 31, 2017, the Company sold $4.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $188,000. During the three-month period ended March 31, 2016, no SBA loans were sold.

Mortgage loans held for sale of approximately $50.7 million and $56.2 million at March 31, 2017 and December 31, 2016, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2017 and December 31, 2016 were not material.

We had $1.38 billion of purchased loans, which includes $104.5 million of discount for credit losses on purchased loans, at March 31, 2017. We have $40.0 million and $64.5 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of March 31, 2017. We had $1.13 billion of purchased loans, which includes $100.1 million of discount for credit losses on purchased loans, at December 31, 2016. We have $35.3 million and $64.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2016.

5.  Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

Three Months Ended March 31, 2017
(In thousands)
Allowance for loan losses:
Beginning balance	$80,002
Loans charged off	(4,706)
Recoveries of loans previously charged off	1,101

Net loans recovered (charged off)	(3,605)

Provision for loan losses	3,914

Balance, March 31, 2017	$80,311

The following tables present the balance in the allowance for loan losses for the three-month period ended March 31, 2017, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of March 31, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(207)	(1,464)	(1,891)	(645)	(499)	—	(4,706)
Recoveries of loans previously charged off	199	331	133	182	256	—	1,101

Net loans recovered (charged off)	(8)	(1,133)	(1,758)	(463)	(243)	—	(3,605)
Provision for loan losses	559	1,868	3,481	1,091	(575)	(2,510)	3,914

Balance, March 31	$12,073	$28,923	$18,240	$13,384	$3,370	$4,321	$80,311

	As of March 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$120	$1,227	$268	$2,665	$—	$—	$4,280
Loans collectively evaluated for impairment	11,911	26,554	16,810	10,524	3,356	4,321	73,476

Loans evaluated for impairment balance, March 31	12,031	27,781	17,078	13,189	3,356	4,321	77,756

Purchased credit impaired loans	42	1,142	1,162	195	14	—	2,555

Balance, March 31	$12,073	$28,923	$18,240	$13,384	$3,370	$4,321	$80,311

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,280	$65,717	$26,261	$11,705	$936	$—	$130,899
Loans collectively evaluated for impairment	1,173,985	3,397,782	1,820,480	988,840	174,458	—	7,555,545

Loans evaluated for impairment balance, March 31	1,200,265	3,463,499	1,846,741	1,000,545	175,394	—	7,686,444

Purchased credit impaired loans	17,254	79,214	51,207	12,858	2,668	—	163,201

Balance, March 31	$1,217,519	$3,542,713	$1,897,948	$1,013,403	$178,062	$—	$7,849,645

The following tables present the balances in the allowance for loan losses for the three-month period ended March 31, 2016 and the year ended December 31, 2016, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(87)	(1,183)	(1,309)	(883)	(485)	—	(3,947)
Recoveries of loans previously charged off	19	38	475	529	291	—	1,352

Net loans recovered (charged off)	(68)	(1,145)	(834)	(354)	(194)	—	(2,595)
Provision for loan losses	996	3,706	1,166	1,064	695	(1,950)	5,677

Balance, March 31	11,710	29,359	15,150	10,034	5,517	536	72,306
Loans charged off	(295)	(2,403)	(4,288)	(4,895)	(1,673)	—	(13,554)
Recoveries of loans previously charged off	1,106	819	677	5,004	713	—	8,319

Net loans recovered (charged off)	811	(1,584)	(3,611)	109	(960)	—	(5,235)
Provision for loan losses	(999)	413	4,978	2,613	(369)	6,295	12,931

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

The following is an aging analysis for loans receivable as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,580	$1,105	$25,591	$29,276	$3,433,497	$3,462,773	$9,009
Construction/land development	1,460	32	6,802	8,294	1,209,225	1,217,519	3,112
Agricultural	—	—	156	156	79,784	79,940	—
Residential real estate loans
Residential 1-4 family	6,292	595	22,000	28,887	1,464,246	1,493,133	3,118
Multifamily residential	412	—	255	667	404,148	404,815	—

Total real estate	10,744	1,732	54,804	67,280	6,590,900	6,658,180	15,239
Consumer	204	57	172	433	41,460	41,893	10
Commercial and industrial	1,785	582	3,458	5,825	1,007,578	1,013,403	139
Agricultural and other	328	6	764	1,098	135,071	136,169	—

Total	$13,061	$2,377	$59,198	$74,636	$7,775,009	$7,849,645	$15,388

	December 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,036	$686	$27,518	$30,240	$3,122,881	$3,153,121	$9,530
Construction/land development	685	16	7,042	7,743	1,128,100	1,135,843	3,086
Agricultural	—	—	435	435	77,301	77,736	—
Residential real estate loans
Residential 1-4 family	6,972	1,287	23,307	31,566	1,324,570	1,356,136	2,996
Multifamily residential	—	—	262	262	340,664	340,926	—

Total real estate	9,693	1,989	58,564	70,246	5,993,516	6,063,762	15,612
Consumer	117	66	161	344	41,401	41,745	21
Commercial and industrial	984	582	3,464	5,030	1,118,183	1,123,213	309
Agricultural and other	782	10	935	1,727	157,252	158,979	—

Total	$11,576	$2,647	$63,124	$77,347	$7,310,352	$7,387,699	$15,942

Non-accruing loans at March 31, 2017 and December 31, 2016 were $43.8 million and $47.2 million, respectively.

The following is a summary of the impaired loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$—	$—	$—	$15	$—
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	—	—	—	116	—
Multifamily residential	—	—	—	—	—

Total real estate	—	—	—	131	—
Consumer	—	—	—	—	—
Commercial and industrial	—	—	—	62	—
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	—	—	—	193	—
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,046	45,004	1,223	47,679	328
Construction/land development	11,595	10,741	120	9,168	67
Agricultural	156	160	4	299	2
Residential real estate loans
Residential 1-4 family	26,229	25,716	253	25,695	107
Multifamily residential	544	544	15	548	4

Total real estate	85,570	82,165	1,615	83,389	508
Consumer	173	172	—	166	—
Commercial and industrial	8,174	8,091	2,665	7,561	6
Agricultural and other	764	764	—	850	—

Total loans with a specific valuation allowance	94,681	91,192	4,280	91,966	514
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,046	45,004	1,223	47,694	328
Construction/land development	11,595	10,741	120	9,168	67
Agricultural	156	160	4	299	2
Residential real estate loans
Residential 1-4 family	26,229	25,716	253	25,811	107
Multifamily residential	544	544	15	548	4

Total real estate	85,570	82,165	1,615	83,520	508
Consumer	173	172	—	166	—
Commercial and industrial	8,174	8,091	2,665	7,623	6
Agricultural and other	764	764	—	850	—

Total impaired loans	$94,681	$91,192	$4,280	$92,159	$514

Note: Purchased non-covered loans acquired with deteriorated credit quality are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased non-covered loans acquired with deteriorated credit quality being classified as non-covered impaired loans as of March 31, 2017.

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

Interest recognized on impaired loans during the three months ended March 31, 2017 and 2016 was approximately $514,000 and $549,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk rating of loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) non-performing loans and (v) the general economic conditions in Arkansas, Florida, Alabama and New York.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$33,300	$538	$—	$33,838
Construction/land development	13,662	110	—	13,772
Agricultural	474	—	—	474
Residential real estate loans
Residential 1-4 family	24,668	524	—	25,192
Multifamily residential	1,845	—	—	1,845

Total real estate	73,949	1,172	—	75,121
Consumer	208	1	—	209
Commercial and industrial	15,359	174	—	15,533
Agricultural and other	774	—	—	774

Total risk rated loans	$90,290	$1,347	$—	$91,637

	December 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$43,657	$462	$—	$44,119
Construction/land development	8,619	33	—	8,652
Agricultural	759	—	—	759
Residential real estate loans
Residential 1-4 family	28,846	445	—	29,291
Multifamily residential	1,391	—	—	1,391

Total real estate	83,272	940	—	84,212
Consumer	211	2	—	213
Commercial and industrial	16,991	170	—	17,161
Agricultural and other	935	—	—	935

Total risk rated loans	$101,409	$1,112	$—	$102,521

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

The following is a presentation of loans receivable by class and risk rating as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,043	$1,744	$1,800,036	$1,510,457	$36,441	$33,838	$3,383,559
Construction/land development	673	1,013	211,247	958,460	15,100	13,772	1,200,265
Agricultural	—	121	54,756	23,729	860	474	79,940
Residential real estate loans
Residential 1-4 family	1,374	1,662	1,006,030	406,360	9,600	25,192	1,450,218
Multifamily residential	—	—	332,457	62,005	216	1,845	396,523

Total real estate	3,090	4,540	3,404,526	2,961,011	62,217	75,121	6,510,505
Consumer	14,366	160	16,945	9,049	53	209	40,782
Commercial and industrial	13,201	3,589	545,730	413,300	9,192	15,533	1,000,545
Agricultural and other	3,039	963	71,009	58,827	—	774	134,612

Total risk rated loans	$33,696	$9,252	$4,038,210	$3,442,187	$71,462	$91,637	7,686,444

Purchased credit impaired loans							163,201

Total loans receivable							$7,849,645

	December 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,047	$4,762	$1,568,385	$1,425,316	$33,559	$44,119	$3,077,188
Construction/land development	400	981	180,094	921,081	7,087	8,652	1,118,295
Agricultural	—	157	53,753	22,238	829	759	77,736
Residential real estate loans
Residential 1-4 family	2,336	1,683	941,760	324,045	10,360	29,291	1,309,475
Multifamily residential	—	—	278,514	45,742	8,870	1,391	334,517

Total real estate	3,783	7,583	3,022,506	2,738,422	60,705	84,212	5,917,211
Consumer	15,080	231	15,330	9,645	81	213	40,580
Commercial and industrial	13,117	3,644	500,220	558,413	19,209	17,161	1,111,764
Agricultural and other	3,379	976	82,641	70,649	—	935	158,580

Total risk rated loans	$35,359	$12,434	$3,620,697	$3,377,129	$79,995	$102,521	7,228,135

Purchased credit impaired loans							159,564

Total loans receivable							$7,387,699

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$17,017	$10,532	$259	$5,501	$16,292
Construction/land development	2	618	556	56	—	612
Agricultural	2	146	—	41	79	120
Residential real estate loans
Residential 1-4 family	18	6,110	3,781	75	1,279	5,135
Multifamily residential	1	295	—	—	289	289

Total real estate	37	24,186	14,869	431	7,148	22,448
Commercial and industrial	5	338	237	64	8	309

Total	42	$24,524	$15,106	$495	$7,156	$22,757

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

The following is a presentation of TDRs on non-accrual status as of March 31, 2017 and December 31, 2016 because they are not in compliance with the modified terms:

	March 31, 2017		December 31, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	2	$696
Agricultural	2	120	2	123
Residential real estate loans
Residential 1-4 family	9	1,592	13	2,240

Total real estate	11	1,712	17	3,059

Total	11	$1,712	17	$3,059

The following is a presentation of total foreclosed assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,861	$9,423
Construction/land development	4,826	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,123	2,076
Multifamily residential	1,505	443

Total foreclosed assets held for sale	$17,315	$15,951

The following is a summary of the purchased credit impaired loans acquired in the GHI and BOC acquisitions during the first quarter of 2017 as of the date of acquisition:

	GHI	BOC
	(In thousands)
Contractually required principal and interest at acquisition	$22,379	$18,586
Non-accretable difference (expected losses and foregone interest)	4,462	2,811

Cash flows expected to be collected at acquisition	17,917	15,775
Accretable yield	2,071	1,043

Basis in purchased credit impaired loans at acquisition	$15,846	$14,732

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the three-month period ended March 31, 2017 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$38,212	$159,564
Reforecasted future interest payments for loan pools	1,988	—
Accretion recorded to interest income	(4,603)	4,603
Acquisitions of GHI and BOC	3,114	30,578
Adjustment to yield	286	—
Transfers to foreclosed assets held for sale	—	(278)
Payments received, net	—	(31,266)

Balance at end of period	$38,997	$163,201

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $2.0 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2017 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $286,000 as an additional adjustment to yield over the weighted average life of the loans.

6.  Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$377,983
Acquisitions	42,958	—

Balance, end of period	$420,941	$377,983

	March 31, 2017	December 31, 2016
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$18,311	$21,443
Acquisition	4,378	—
Amortization expense	(804)	(845)

Balance, March 31	$21,885	20,598

Acquisitions		—
Amortization expense		(2,287)

Balance, end of year		$18,311

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2017 and December 31, 2016 were:

	March 31, 2017	December 31, 2016
	(In thousands)
Gross carrying basis	$55,756	$51,378
Accumulated amortization	(33,871)	(33,067)

Net carrying amount	$21,885	$18,311

Core deposit and other intangible amortization expense was approximately $804,000 and $845,000 for the three months ended March 31, 2017 and 2016, respectively. Including all of the mergers completed as of March 31, 2017, the Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2017 through 2021 is approximately: 2017 – $3.3 million; 2018 – $3.5 million; 2019 – $3.4 million; 2020 – $2.8 million; 2021 – $2.7 million.

The carrying amount of the Company’s goodwill was $420.9 million and $378.0 million at March 31, 2017 and December 31, 2016. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7.  Other Assets

Other assets consists primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2017 and December 31, 2016 other assets were $132.5 million and $129.3 million, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $114.3 million and $112.4 million at March 31, 2017 and December 31, 2016, respectively, and are accounted for at cost.

8.  Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $595.5 million and $569.1 million at March 31, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $907.7 million and $842.9 million at March 31, 2017 and December 31, 2016, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.7 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and December 31, 2016, brokered deposits were $590.8 million and $502.5 million, respectively.

Deposits totaling approximately $1.17 billion and $1.23 billion at March 31, 2017 and December 31, 2016, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9.  Securities Sold Under Agreements to Repurchase

At March 31, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $123.8 million and $121.3 million, respectively. For the three-month periods ended March 31, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $124.1 million and $128.9 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 is presented in the following tables:

	March 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$3,275	$—	$—	$—	$3,275
Mortgage-backed securities	16,631	—	—	—	16,631
State and political subdivisions	80,401	—	—	—	80,401
Other securities	23,486	—	—	—	23,486

Total borrowings	$123,793	$—	$—	$—	$123,793

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$1,918	$—	$—	$—	$1,918
Mortgage-backed securities	22,691	—	—	—	22,691
State and political subdivisions	74,559	—	—	—	74,559
Other securities	22,122	—	—	—	22,122

Total borrowings	$121,290	$—	$—	$—	$121,290

10.  FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $1.46 billion and $1.31 billion at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $290.0 million and $1.17 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.58% to 5.96% and are secured by loans and investments securities. Maturities of borrowings as of March 31, 2017 include: 2017 – $680.9 million; 2018 – $459.2 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $521.3 million and $516.2 million at March 31, 2017 and December 31, 2016, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2017 and December 31, 2016, respectively.

11.  Other Borrowings

The Company had zero other borrowings at March 31, 2017. The Company took out a $20.0 million line of credit for general corporate purposes during 2015, but the balance on this line of credit at March 31, 2017 and December 31, 2016 was zero.

12.  Subordinated Debentures

Subordinated debentures at March 31, 2017 and December 31, 2016 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495

Total	$60,826	$60,826

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

13.  Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Current:
Federal	$19,392	$20,205
State	3,852	4,013

Total current	23,244	24,218

Deferred:
Federal	1,777	437
State	353	87

Total deferred	2,130	524

Income tax expense	$25,374	$24,742

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Statutory federal income tax rate	35.00%	35.00%
Effect of non-taxable interest income	(1.51)	(1.62)
Effect of gain on acquisitions	(1.84)	—
Stock compensation	(1.09)	—
State income taxes, net of federal benefit	3.93	4.07
Other	0.64	(0.06)

Effective income tax rate	35.13%	37.39%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$32,284	$31,381
Deferred compensation	1,894	3,925
Stock compensation	2,671	669
Real estate owned	2,538	2,296
Loan discounts	13,728	9,157
Tax basis premium/discount on acquisitions	14,270	14,757
Investments	2,187	1,957
Other	10,023	8,361

Gross deferred tax assets	79,595	72,503

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,644	2,154
Unrealized gain on securities available-for-sale	653	258
Core deposit intangibles	6,327	4,950
FHLB dividends	1,926	1,926
Other	1,982	1,917

Gross deferred tax liabilities	12,532	11,205

Net deferred tax assets	$67,063	$61,298

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

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares (split adjusted) to 11,288,000 shares (split adjusted). The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of March 31, 2017, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000 (split adjusted). At March 31, 2017, the Company had approximately 2,490,000 shares of common stock remaining available for future grants and approximately 4,778,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2017 was $26.1 million and $12.6 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $5.9 million as of March 31, 2017. For the first three months of 2017, the Company has expensed approximately $559,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at March 31, 2017 and December 31, 2016 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2017		For the Year Ended December 31, 2016
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,397	$15.19	2,794	$12.71
Granted	—	—	140	21.25
Forfeited/Expired	—	—	(14)	17.28
Exercised	(109)	5.46	(523)	3.50

Outstanding, end of period	2,288	15.65	2,397	15.19

Exercisable, end of period	829	11.90	639	$8.88

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. No options were granted during the three months ended March 31, 2017. The weighted-average fair value of options granted during the year ended December 31, 2016 was $5.08 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Expected dividend yield	Not applicable	1.65%
Expected stock price volatility	Not applicable	26.66%
Risk-free interest rate	Not applicable	1.65%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2017:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.10 to $2.66	22	1.78	$2.51	22	$2.51
$4.27 to $4.62	97	0.78	4.28	97	4.28
$5.08 to $6.56	138	4.44	6.46	138	6.46
$8.62 to $9.54	284	5.93	9.09	192	9.00
$14.71 to $16.86	262	7.51	16.00	100	15.96
$17.12 to $17.40	215	7.68	17.19	62	17.26
$18.46 to $18.46	1,050	8.40	18.46	184	18.46
$20.16 to $20.58	80	8.52	20.37	14	20.34
$21.25 to $21.25	140	9.06	21.25	20	21.25

	2,288			829

The table below summarized the activity for the Company’s restricted stock issued and outstanding (split adjusted) at March 31, 2017 and December 31, 2016 and changes during the period and year then ended:

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Beginning of year	958	975
Issued	141	244
Vested	(43)	(256)
Forfeited	—	(5)

End of period	1,056	958

Amount of expense for three months and twelve months ended, respectively	$1,303	$4,049

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.5 million as of March 31, 2017.

15.  Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Salaries and employee benefits	$27,421	$23,958
Occupancy and equipment	6,681	6,671
Data processing expense	2,723	2,664
Other operating expenses:
Advertising	698	823
Merger and acquisition expenses	6,727	—
Amortization of intangibles	804	845
Electronic banking expense	1,519	1,456
Directors’ fees	313	275
Due from bank service charges	420	305
FDIC and state assessment	1,288	1,446
Insurance	578	533
Legal and accounting	627	523
Other professional fees	1,153	925
Operating supplies	467	436
Postage	286	286
Telephone	324	487
Other expense	3,112	4,015

Total other operating expenses	18,316	12,355

Total non-interest expense	$55,141	$45,648

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

The Company’s primary market areas are in Arkansas, Florida, South Alabama and New York. The Company primarily grants loans to customers located within these markets unless the borrower has an established relationship with the Company.

The diversity of the Company’s economic base tends to provide a stable lending environment. Although the Company has a loan portfolio that is diversified in both industry and geographic area, a substantial portion of its debtors’ ability to honor their contracts is dependent upon real estate values, tourism demand and the economic conditions prevailing in its market areas.

Although the Company has a diversified loan portfolio, at March 31, 2017 and December 31, 2016, commercial real estate loans represented 60.6% and 59.1% of total loans receivable, respectively, and 330.2% and 328.9% of total stockholders’ equity, respectively. Residential real estate loans represented 24.2% and 23.0% of total loans receivable and 131.7% and 127.8% of total stockholders’ equity at March 31, 2017 and December 31, 2016, respectively.

Approximately 85.9% of the Company’s total loans and 86.5% of the Company’s real estate loans as of March 31, 2017, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At March 31, 2017 and December 31, 2016, commitments to extend credit of $1.96 billion and $1.82 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2017 and December 31, 2016, is $43.6 million and $41.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18.  Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2017, the Company requested approximately $12.6 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 26.0% of the Company’s banking subsidiary’s first quarter 2017 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2017, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2017, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.39%, 10.88%, 12.06%, and 12.98%, respectively, as of March 31, 2017.

19.  Additional Cash Flow Information

In connection with the GHI acquisition, accounted for using the purchase method, the Company acquired approximately $398.1 million in assets, including $41.0 million in cash and cash equivalents, assumed $345.0 million in liabilities, issued 2,738,038 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, and paid approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

In connection with the BOC acquisition, accounted for using the purchase method, the Company acquired approximately $178.1 million in assets, including $4.6 million in cash and cash equivalents, assumed $170.1 million in liabilities, issued no equity and paid of approximately $4.2 million in cash. As a result, the Company recorded a bargain purchase gain of $3.8 million.

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2017	2016
	(In thousands)
Interest paid	$2,209	$7,140
Income taxes paid	—	1,010
Assets acquired by foreclosure	2,041	4,219

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2017 and December 31, 2016, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2017 and 2016.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $86.9 million and $91.5 million as of March 31, 2017 and December 31, 2016, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $165,000 and $68,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2017 and 2016, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2017 and December 31, 2016, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $17.3 million and $16.0 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $2.1 million were remeasured during the three months ended March 31, 2017, resulting in a write-down of approximately $812,000.

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

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed in these notes:

Cash and cash equivalents and federal funds sold – For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Investment securities – held-to-maturity – These securities consist primarily of mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things.

Loans receivable, net of impaired loans and allowance – For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are assumed to approximate the carrying amounts. The fair values for fixed-rate loans are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. Fair values for acquired loans are based on a discounted cash flow methodology that considers factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, current discount rates and whether or not the loan is amortizing. Loans are grouped together according to similar characteristics and are treated in the aggregate when applying various valuation techniques. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. The discount rate does not include a factor for credit losses as that has been included in the estimated cash flows.

FDIC indemnification asset – Although this asset is a contractual receivable from the FDIC, there is no effective interest rate. The Bank will collect this asset over the next several years. The amount ultimately collected will depend on the timing and amount of collections and charge-offs on the acquired assets covered by the loss sharing agreement.

Accrued interest receivable – The carrying amount of accrued interest receivable approximates its fair value.

Deposits and securities sold under agreements to repurchase – The fair values of demand deposits, savings deposits and securities sold under agreements to repurchase are, by definition, equal to the amount payable on demand and, therefore, approximate their carrying amounts. The fair values for time deposits are estimated using a discounted cash flow calculation that utilizes interest rates currently being offered on time deposits with similar contractual maturities.

FHLB and other borrowed funds – For short-term instruments, the carrying amount is a reasonable estimate of fair value. The fair value of long-term debt is estimated based on the current rates available to the Company for debt with similar terms and remaining maturities.

Accrued interest payable – The carrying amount of accrued interest payable approximates its fair value.

Subordinated debentures – The fair value of subordinated debentures is estimated using the rates that would be charged for subordinated debentures of similar remaining maturities.

Commitments to extend credit, letters of credit and lines of credit – The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. The fair value of these commitments is not material.

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

	March 31, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$417,089	$417,089	1
Federal funds sold	1,700	1,700	1
Investment securities – held-to-maturity	276,599	279,806	2
Loans receivable, net of impaired loans and allowance	7,682,422	7,553,996	3
Accrued interest receivable	32,413	32,413	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,862,996	$1,862,996	1
Savings and interest-bearing transaction accounts	4,274,194	4,274,194	1
Time deposits	1,430,017	1,424,517	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	123,793	123,793	1
FHLB and other borrowed funds	1,455,040	1,456,258	2
Accrued interest payable	2,209	2,209	1
Subordinated debentures	60,735	60,735	3

	December 31, 2016
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$216,649	$216,649	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	284,176	287,038	2
Loans receivable, net of impaired loans and allowance	7,216,199	7,131,199	3
Accrued interest receivable	30,838	30,838	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,695,184	$1,695,184	1
Savings and interest-bearing transaction accounts	3,963,241	3,963,241	1
Time deposits	1,284,002	1,275,634	3
Securities sold under agreements to repurchase	121,290	121,290	1
FHLB and other borrowed funds	1,305,198	1,311,280	2
Accrued interest payable	1,920	1,920	1
Subordinated debentures	60,826	60,826	3

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements, but does not anticipate the guidance to have a material effect on the Company’s financial position or results of operations as the Company’s equity investments are immaterial. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the standards and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be adjusted after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 20.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted for all entities. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. The impact is not expected to have a material effect on the Company’s financial position or results of operations as the Company does not have a material amount of lease agreements. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 18 “Leases” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). The amendments in the update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU 2016-02, Leases, and ASU 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this update during the fourth quarter of 2016 and appropriate disclosures have been included in this Note for each recently issued accounting standard.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of the Board’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary under ASC 810 and (2) control of the asset is transferred in accordance with ASC 606. The entity therefore has to consider repurchase agreements (e.g., a call option to repurchase the ownership interest in a subsidiary) in its assessment and may not be able to derecognize the nonfinancial assets, even though it no longer has a controlling financial interest in a subsidiary in accordance with ASC 810. The ASU illustrates the application of this guidance in ASC 610-20-55-15 and 55-16. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. If the entity decides to early adopt the ASU’s guidance, it must also early adopt ASC 606 (and vice versa). The Company is currently evaluating the impact, if any, ASU 2017-05 will have on its financial position, results of operations, and its financial statement disclosures. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, ASU 2017-08 will have on its financial position, results of operations, and its financial statement disclosures. Our evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing our accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to our accounting and disclosures as a result of the guidance. We are also identifying and implementing changes to the Company’s business processes, systems and controls to support adoption of the new standard.

22.  Subsequent Events

Subordinated Debt Issuance – On April 3, 2017 the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”). The Notes were issued at 99.997% of par, resulting in net proceeds, after underwriting discounts, of approximately $297.2 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the Notes will bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of March 31, 2017, and the related condensed consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BKD, LLP

Little Rock, Arkansas

May 9, 2017

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 28, 2017, which includes the audited financial statements for the year ended December 31, 2016. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2017, we had, on a consolidated basis, total assets of $10.72 billion, loans receivable, net of $7.77 billion, total deposits of $7.57 billion, and stockholders’ equity of $1.44 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data(1))
Total assets	$10,717,468	$9,397,451
Loans receivable	7,849,645	6,852,212
Allowance for loan losses	80,311	72,306
Total deposits	7,567,207	6,577,519
Total stockholders’ equity	1,441,568	1,227,782
Net income	46,856	41,427
Basic earnings per share	0.33	0.30
Diluted earnings per share	0.33	0.29
Annualized net interest margin – FTE	4.70%	4.81%
Efficiency ratio	40.76	37.50
Annualized return on average assets	1.86	1.79
Annualized return on average common equity	13.85	13.77

(1)	All per share amounts have been restated to reflect the effect of the 2-for-1 stock split during June 2016.

Overview

Results of Operations for Three Months Ended March 31, 2017 and 2016

Our net income increased $5.4 million, or 13.1%, to $46.9 million for the three-month period ended March 31, 2017, from $41.4 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.33 per share and $0.29 per share (split adjusted) for the three-month periods ended March 31, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition and $6.7 million of merger expenses, net income was $47.4 million, and diluted earnings per share was $0.33 per share for the three months ended March 31, 2017. The $6.0 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in first quarter of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.81% for the three-month period ended March 31, 2016 to 4.70% for the three-month period ended March 31, 2017. The yield on loans was 5.66% and 5.80% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, we recognized $7.7 million and $10.7 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was increased at 4.32% and 4.22% for the three months ended March 31, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also slightly increased at 5.19% and 5.07% for the three months ended March 31, 2017 and 2016, respectively. Consequently, with a growth of the average loan balance of $856.5 million, we experienced a decline in the GAAP yield on loans and net interest margin primarily because the loan growth was approximately at our lower non-GAAP loan yields.

Our efficiency ratio was 40.76% for the three months ended March 31, 2017, compared to 37.50% for the same period in 2016. For the first quarter of 2017, our core efficiency ratio was 36.96%, which is relatively unchanged from the 36.92% reported for first quarter of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 1.86% for the three months ended March 31, 2017, compared to 1.79% for the same period in 2016. Our annualized return on average common equity was 13.85% for the three months ended March 31, 2017, compared to 13.77% for the same period in 2016. We have been making notable progress in improving the performance of our legacy and acquired franchises, which is reflected in the improvement in our return on average assets and return on average common equity from 2016 to 2017.

Financial Condition as of and for the Period Ended March 31, 2017 and December 31, 2016

Our total assets as of March 31, 2017 increased $909.0 million to $10.72 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $461.9 million to $7.85 billion as of March 31, 2017, from $7.39 billion as of December 31, 2016. This increase is a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $114.1 million to $1.44 billion as of March 31, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $34.2 million increase in retained earnings combined with the $610,000 of comprehensive income during the quarter. The annualized improvement in stockholders’ equity for the first three months of 2017 excluding the $77.5 million of common stock issued to the GHI shareholders was 11.2%.

As of March 31, 2017, our non-performing loans decreased to $59.2 million, or 0.75%, of total loans from $63.1 million, or 0.85%, of total loans as of December 31, 2016. The allowance for loan losses as a percent of non-performing loans increased to 135.67% as of March 31, 2017, compared to 126.74% as of December 31, 2016. Non-performing loans from our Arkansas franchise were $26.1 million at March 31, 2017 compared to $28.5 million as of December 31, 2016. Non-performing loans from our Florida franchise were $33.0 million at March 31, 2017 compared to $34.0 million as of December 31, 2016. Non-performing loans from our Alabama franchise were $74,000 at March 31, 2017 compared to $656,000 as of December 31, 2016. There were no non-performing loans from our Centennial CFG franchise.

As of March 31, 2017, our non-performing assets decreased to $76.5 million, or 0.71%, of total assets from $79.1 million, or 0.81%, of total assets as of December 31, 2016. Non-performing assets from our Arkansas franchise were $35.6 million at March 31, 2017 compared to $41.0 million as of December 31, 2016. Non-performing assets from our Florida franchise were $39.8 million at March 31, 2017 compared to $36.8 million as of December 31, 2016. Non-performing assets from our Alabama franchise were $1.1 million at March 31, 2017 compared to $1.2 million as of December 31, 2016. There were no non-performing assets from our Centennial CFG franchise.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles –Goodwill and Other, in the fourth quarter.

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

Stock Compensation. In accordance with FASB ASC 718, Compensation – Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of each option award is estimated on the date of grant. We recognize compensation expense for the grant-date fair value of the option award over the vesting period of the award.

Acquisitions

Acquisition of Giant Holdings, Inc.

On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a previously announced definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $329.4 million in loans after $6.5 million of loan discounts, and $304.0 million in deposits.

Acquisition of The Bank of Commerce

On February 28, 2017, HBI, parent company of Centennial Bank (“Centennial”), completed its previously announced acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. HBI merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

The acquisition of BOC was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by BCHI with the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The sale of BOC by BCHI was subject to certain bidding procedures approved by the Bankruptcy Court. On November 14, 2016, the Company submitted an initial bid to purchase the outstanding shares of BOC in accordance with the bidding procedures approved by the Bankruptcy Court. An auction was subsequently conducted on November 16, 2016, and the Company was deemed to be the successful bidder. The Bankruptcy Court entered a final order on December 9, 2016 approving the sale of BOC to the Company pursuant to and in accordance with the acquisition agreement.

Under the terms of the Agreement, HBI paid an aggregate of approximately $4.2 million in cash for the acquisition, which included the purchase of all outstanding shares of BOC common stock, the discounted purchase of certain subordinated debentures issued by BOC from the existing holders of the subordinated debentures, and an expense reimbursement to BCHI for approved administrative claims in connection with the bankruptcy proceeding.

BOC formerly operated three branch locations in the Sarasota, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, BOC had approximately $178.1 million in total assets, $118.5 million in loans after $5.8 million of loan discounts, and $139.8 million in deposits.

Termination of Remaining Loss-Share Agreements

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability, and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016. It has and will create a positive financial impact to earnings of approximately $1.5 million annually on a pre-tax basis through the year 2020 as a result of the one-time acceleration of the indemnification asset amortization.

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

On March 27, 2017, Home BancShares, Inc. and its wholly-owned bank subsidiary, Centennial Bank, an Arkansas state bank (“Centennial”), entered into an acquisition with Stonegate Bank (“Stonegate”). The acquisition agreement provides that Stonegate will merge with and into Centennial (the “Merger”). Under the terms of the acquisition agreement, shareholders of Stonegate will receive, in the aggregate, proceeds from the transaction of approximately $749.8 million, consisting of $50.0 million in cash and $699.7 million of HBI common stock. In addition, the holders of outstanding stock options of Stonegate will receive approximately $28.6 million in cash in connection with the cancellation of their options immediately before the Merger, for a total transaction value of approximately $778.4 million. The number of shares of HBI common stock to be issued to Stonegate shareholders will be determined based on the volume-weighted average closing price per share of HBI common stock for the 20 consecutive trading days ending on the third trading day prior to the closing date (the “Average Closing Price”). In addition, if the Average Closing Price of HBI common stock as of the closing date is equal to $35.19 or greater or $22.52 or less, then the Average Closing Price will be fixed at $35.19 or $22.52, respectively. The acquisition is expected to close late in the fourth quarter of 2017, and is subject to the approval of the shareholders of the Company and Stonegate, regulatory approvals, and other customary conditions set forth in the agreement

As of March 31, 2017, Stonegate had approximately $3.24 billion in total assets, $2.48 billion in loans and $2.72 billion in customer deposits. Stonegate is conducting banking business from 25 locations in key Florida markets with significant presence in Broward and Sarasota counties.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During the second quarter of 2017, the Company has plans to open a branch location in Clearwater, Florida and a loan production office in Los Angeles under the management of Centennial CFG.

As a result of our continued focus on efficiency, during the first quarter of 2017, we closed one branch location in Davie, Florida. During the second quarter the Company has plans to close one branch in Sarasota, Florida and two branches in Ft. Lauderdale, Florida. During the remainder of 2017, we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of March 31, 2017, we had 76 branches in Arkansas, 67 branches in Florida, 6 branches in Alabama and one branch in New York City.

Results of Operations

For the Three Months Ended March 31, 2017 and 2016

Our net income increased $5.4 million, or 13.1%, to $46.9 million for the three-month period ended March 31, 2017, from $41.4 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.33 per share and $0.29 per share (split adjusted) for the three-month periods ended March 31, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition and $6.7 million of merger expenses, net income was $47.4 million, and diluted earnings per share was $0.33 per share for the three months ended March 31, 2017. The $6.0 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in first quarter of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2016.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three-month periods ended March 31, 2017 and 2016).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 50 basis points and is currently at 1.00% to 0.75%.

Our GAAP net interest margin decreased from 4.81% for the three-month period ended March 31, 2016 to 4.70% for the three-month period ended March 31, 2017. The yield on loans was 5.66% and 5.80% for the three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, we recognized $7.7 million and $10.7 million in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was increased at 4.32% and 4.22% for the three months ended March 31, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was also slightly increased at 5.19% and 5.07% for the three months ended March 31, 2017 and 2016, respectively. Consequently, with a growth of the average loan balance of $856.5 million, we experienced a decline in the GAAP yield on loans and net interest margin primarily because the loan growth was approximately at our lower non-GAAP loan yields.

Net interest income on a fully taxable equivalent basis increased $6.8 million, or 6.79%, to $106.8 million for the three-month period ended March 31, 2017, from $100.0 million for the same period in 2016. This increase in net interest income for the three-month period ended March 31, 2017 was the result of a $9.2 million increase in interest income offset by a $2.4 million increase in interest expense. The $9.2 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $11.9 million. The lower yield on our loans resulted in an approximately $2.7 million decrease in interest income. The $2.4 million increase in interest expense for the three-month period ended March 31, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a slightly higher interest rate environment combined with an increase in the higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a slightly higher interest rate environment resulted in an approximately $2.1 million increase in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $303,000.

Additional information and analysis for our net interest margin can be found in Tables 18 through 20 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2017 and 2016, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2017 compared to the same period in 2016.

Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest income	$114,494	$105,284
Fully taxable equivalent adjustment	2,011	1,973

Interest income – fully taxable equivalent	116,505	107,257
Interest expense	9,679	7,227

Net interest income – fully taxable equivalent	$106,826	$100,030

Yield on earning assets – fully taxable equivalent	5.13%	5.16%
Cost of interest-bearing liabilities	0.56	0.44
Net interest spread – fully taxable equivalent	4.57	4.72
Net interest margin – fully taxable equivalent	4.70	4.81

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31, 2017 vs. 2016
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$11,896
Increase (decrease) in interest income due to change in earning asset yields	(2,648)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(303)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(2,149)

Increase (decrease) in net interest income	$6,796

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2017 and 2016, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$170,500	$308	0.73%	$113,831	$102	0.36%
Federal funds sold	1,182	2	0.69	3,049	4	0.53
Investment securities – taxable	1,110,166	5,478	2.00	1,177,595	5,450	1.86
Investment securities – non-taxable	347,085	4,786	5.59	338,988	4,598	5.46
Loans receivable	7,585,565	105,931	5.66	6,729,060	97,103	5.80

Total interest-earning assets	9,214,498	$116,505	5.13	8,362,523	$107,257	5.16

Non-earning assets	984,346			968,099

Total assets	$10,198,844			$9,330,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,138,813	$3,377	0.33%	$3,593,914	$2,018	0.23%
Time deposits	1,357,300	2,109	0.63	1,393,591	1,616	0.47

Total interest-bearing deposits	5,496,113	5,486	0.40	4,987,505	3,634	0.29

Federal funds purchased	—	—	—	610	1	0.66
Securities sold under agreement to repurchase	124,094	165	0.54	128,897	145	0.45
FHLB and other borrowed funds	1,373,217	3,589	1.06	1,368,457	3,070	0.90
Subordinated debentures	60,819	439	2.93	60,826	377	2.49

Total interest-bearing liabilities	7,054,243	9,679	0.56	6,546,295	7,227	0.44

Non-interest bearing liabilities
Non-interest bearing deposits	1,716,452			1,514,169
Other liabilities	56,419			59,891

Total liabilities	8,827,114			8,120,355
Stockholders’ equity	1,371,730			1,210,267

Total liabilities and stockholders’ equity	$10,198,844			$9,330,622

Net interest spread			4.57%			4.72%
Net interest income and margin		$106,826	4.70%		$100,030	4.81%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2017 compared to the same period in 2016, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended March 31, 2017 over 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$68	$138	$206
Federal funds sold	(3)	1	(2)
Investment securities – taxable	(322)	350	28
Investment securities – non-taxable	111	77	188
Loans receivable	12,042	(3,214)	8,828

Total interest income	11,896	(2,648)	9,248

Interest expense:
Interest-bearing transaction and savings deposits	341	1,018	1,359
Time deposits	(43)	536	493
Federal funds purchased	—	(1)	(1)
Securities sold under agreement to repurchase	(5)	25	20
FHLB borrowed funds	10	509	519
Subordinated debentures	—	62	62

Total interest expense	303	2,149	2,452

Increase (decrease) in net interest income	$11,593	$(4,797)	$6,796

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

There was $3.9 million and $5.7 million of provision for loan losses for the three months ended March 31, 2017 and 2016, respectively. We experienced a $1.8 million decrease in the provision for loan losses during the first three months of 2017 versus the first three months of 2016. This $1.8 million decrease is primarily a result of lower organic loan growth offset by additional provisioning from higher net charge-offs versus the first three months of 2016.

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

Non-Interest Income

Total non-interest income was $26.5 million for the three-month period ended March 31, 2017, compared to $19.4 million for the same period in 2016, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three-month periods ended March 31, 2017 and 2016, respectively, as well as changes for the three-month period ended March 31, 2017 compared to the same period in 2016.

Table 6: Non-Interest Income

	Three Months Ended March 31,		2017 Change from 2016
	2017	2016
	(Dollars in thousands)
Service charges on deposit accounts	$5,982	$5,929	$53	0.9%
Other service charges and fees	8,917	7,117	1,800	25.3
Trust fees	456	404	52	12.9
Mortgage lending income	2,791	2,863	(72)	(2.5)
Insurance commissions	545	657	(112)	(17.0)
Increase in cash value of life insurance	310	395	(85)	(21.5)
Dividends from FHLB, FRB, Bankers’ Bank & other	1,149	620	529	85.3
Gain on acquisitions	3,807	—	3,807	100.0
Gain on sale of SBA loans	188	—	188	100.0
Gain (loss) on sale of branches, equipment and other assets, net	(56)	(53)	(3)	5.7
Gain (loss) on OREO, net	121	96	25	26.0
Gain (loss) on securities, net	423	10	413	4,130.0
FDIC indemnification accretion/(amortization), net	—	(362)	362	100.0
Other income	1,837	1,761	76	4.3

Total non-interest income	$26,470	$19,437	$7,033	36.2%

Non-interest income increased $7.0 million, or 36.2%, to $26.5 million for the three-month period ended March 31, 2017 from $19.4 million for the same period in 2016. Non-interest income excluding gain on acquisitions increased $3.2 million, or 16.6%, to $22.7 million for the three months ended March 31, 2017 from $19.4 million for the same period in 2016.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, dividends, net gain on securities, and amortization on our former FDIC indemnification asset.

Additional details for the three months ended March 31, 2017 on some of the more significant changes are as follows:

•	The $1.8 million increase in other service charges and fees is primarily from additional loan payoff fees generated by Centennial CFG plus approximately $615,000 of MasterCard incentive income received in the first quarter of 2017.

•	The $529,000 increase in dividends from FHLB, FRB, Bankers’ Bank & other is primarily associated with additional dividends received from our investment in small business investment companies which are just now beginning to pay dividends.

•	The $413,000 increase in gain (loss) on securities, net, is a result of gains on sales of investment securities when compared to the same period in 2016.

•	The $362,000 increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2017 and 2016, as well as changes for the three-month period ended March 31, 2017 compared to the same period in 2016.

Table 7: Non-Interest Expense

	Three Months Ended March 31,		2017 Change from 2016
	2017	2016
	(Dollars in thousands)
Salaries and employee benefits	$27,421	$23,958	$3,463	14.5%
Occupancy and equipment	6,681	6,671	10	0.1
Data processing expense	2,723	2,664	59	2.2
Other operating expenses:
Advertising	698	823	(125)	(15.2)
Merger and acquisition expenses	6,727	—	6,727	100.0
Amortization of intangibles	804	845	(41)	(4.9)
Electronic banking expense	1,519	1,456	63	4.3
Directors’ fees	313	275	38	13.8
Due from bank service charges	420	305	115	37.7
FDIC and state assessment	1,288	1,446	(158)	(10.9)
Insurance	578	533	45	8.4
Legal and accounting	627	523	104	19.9
Other professional fees	1,153	925	228	24.6
Operating supplies	467	436	31	7.1
Postage	286	286	—	—
Telephone	324	487	(163)	(33.5)
Other expense	3,112	4,015	(903)	(22.5)

Total non-interest expense	$55,141	$45,648	$9,493	20.8%

Non-interest expense increased $9.5 million, or 20.8%, to $55.1 million for the three months ended March 31, 2017 from $45.6 million for the same period in 2016. Non-interest expense, excluding merger expenses, was $48.4 million for the three months ended March 31, 2017 compared to $45.6 million for the same period in 2016.

The change in non-interest expense for 2017 when compared to 2016 is primarily related to the completion of our acquisitions, the normal increased cost of doing business and Centennial CFG.

The Centennial CFG loan production office incurred $4.6 million of non-interest expense during the three months ended March 31, 2017, compared to $3.0 million of non-interest expense during the three months ended March 31, 2016. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

The income tax expense increased $632,000, or 2.55%, to $25.4 million for the three-month period ended March 31, 2017, from $24.7 million for the same period in 2016. The effective income tax rate was 35.13% for the three-month period ended March 31, 2017, compared to 37.39% for the same period in 2016. The primary cause of the decrease in the effective tax rate is a result of the $3.8 million of non-taxable gain on acquisitions combined with approximately $655,000 of non-deductible merger expenses during the first quarter of 2017.

Financial Condition as of and for the Period Ended March 31, 2017 and December 31, 2016

Our total assets as of March 31, 2017 increased $909.0 million to $10.72 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $461.9 million to $7.85 billion as of March 31, 2017, from $7.39 billion as of December 31, 2016. This increase is a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $114.1 million to $1.44 billion as of March 31, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $34.2 million increase in retained earnings combined with the $610,000 of comprehensive income during the quarter. The annualized improvement in stockholders’ equity for the first three months of 2017 excluding the $77.5 million of common stock issued to the GHI shareholders was 11.2%.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $7.59 billion and $6.73 billion during the three-month periods ended March 31, 2017 and 2016, respectively. Loans receivable were $7.85 billion as of March 31, 2017 compared to $7.39 billion as of December 31, 2016, which is a $461.9 million, or 25.4%, annualized increase.

During the first quarter of 2017, the Company acquired $446.3 million of loans, net of purchase accounting discounts. From December 31, 2016 to March 31, 2017, the Company produced organic loan growth of approximately $15.7 million in addition to the acquired loans. The legacy footprint produced $43.1 million of organic loan growth during the first quarter of 2017 while Centennial CFG experienced significant payoffs during the first quarter of 2017 resulting in a decline of $27.4 million. Centennial CFG had loans of $1.08 billion at March 31, 2017.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer, commercial and industrial and agricultural loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.58 billion, $2.96 billion, $231.5 million and $1.08 billion as of March 31, 2017 in Arkansas, Florida, Alabama and New York, respectively.

As of March 31, 2017, we had $463.9 million of construction land development loans which were collateralized by land. This consisted of $276.8 million for raw land and $187.1 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2017 and December 31, 2016.

Table 8: Loans Receivable

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$3,462,773	$3,153,121
Construction/land development	1,217,519	1,135,843
Agricultural	79,940	77,736
Residential real estate loans:
Residential 1-4 family	1,493,133	1,356,136
Multifamily residential	404,815	340,926

Total real estate	6,658,180	6,063,762
Consumer	41,893	41,745
Commercial and industrial	1,013,403	1,123,213
Agricultural	69,307	74,673
Other	66,862	84,306

Total loans receivable	$7,849,645	$7,387,699

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

As of March 31, 2017, commercial real estate loans totaled $4.76 billion, or 60.6% of loans receivable, as compared to $4.37 billion, or 59.1% of loans receivable, as of December 31, 2016. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $1.99 billion, $1.89 billion, $119.9 million and $761.9 million at March 31, 2017, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 40.4% and 48.9% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2017. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2017, residential real estate loans totaled $1.90 billion, or 24.2%, of loans receivable, compared to $1.70 billion, or 23.0% of loans receivable, as of December 31, 2016. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $879.1 million, $766.9 million, $83.3 million and $168.7 million at March 31, 2017, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2017, consumer loans totaled $41.9 million, or 0.5% of loans receivable, compared to $41.8 million, or 0.6% of loans receivable, as of December 31, 2016. Consumer loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $24.0 million, $16.9 million, $1.0 million and zero at March 31, 2017, respectively.

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

As of March 31, 2017, commercial and industrial loans totaled $1.01 billion, or 12.9% of loans receivable, which is comparable to $1.12 billion, or 15.2% of loans receivable, as of December 31, 2016. Commercial and industrial loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $576.7 million, $261.0 million, $25.3 million and $150.4 million at March 31, 2017, respectively.

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

We have purchased loans with deteriorated credit quality in our March 31, 2017 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2017 and December 31, 2016. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of March 31, 2017	As of December 31, 2016
	(Dollars in thousands)
Non-accrual loans	$43,810	$47,182
Loans past due 90 days or more (principal or interest payments)	15,388	15,942

Total non-performing loans	59,198	63,124

Other non-performing assets
Foreclosed assets held for sale, net	17,315	15,951
Other non-performing assets	3	3

Total other non-performing assets	17,318	15,954

Total non-performing assets	$76,516	$79,078

Allowance for loan losses to non-performing loans	135.67%	126.74%
Non-performing loans to total loans	0.75	0.85
Non-performing assets to total assets	0.71	0.81

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

Total non-performing loans were $59.2 million as of March 31, 2017, compared to $63.1 million as of December 31, 2016, for a decrease of $3.9 million. The $3.9 million decrease in non-performing loans is the result of a $2.4 million decrease in non-performing loans in our Arkansas market, a $966,000 decrease in non-performing loans in our Florida market and a $582,000 decrease in non-performing loans in our Alabama market. Non-performing loans at March 31, 2017 are $26.1 million, $33.0 million, $74,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2017, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2017. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of March 31, 2017, we had $21.0 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $18.1 million and our Arkansas market contains $2.9 million of these restructured loans.

A loan modification that might not otherwise be considered may be granted resulting in classification as a TDR. These loans can involve loans remaining on non-accrual, moving to non-accrual, or continuing on an accrual status, depending on the individual facts and circumstances of the borrower. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can pay under the new terms and may result in the loan being returned to an accrual status after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan will remain in a non-accrual status.

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2017, the amount of TDRs was $22.8 million, a decrease of 10.8% from $25.5 million at December 31, 2016. As of March 31, 2017 and December 31, 2016, 92.5% and 88.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $17.3 million as of March 31, 2017, compared to $16.0 million as of December 31, 2016 for a decrease of $1.4 million. The foreclosed assets held for sale as of March 31, 2017 are comprised of $9.5 million of assets located in Arkansas, $6.8 million of assets located in Florida, $1.1 million located in Alabama and zero from Centennial CFG.

During the first three months of 2017, we had two foreclosed properties with a carrying value greater than $1.0 million. The largest property is a development loan in Northwest Arkansas which was foreclosed in the first quarter of 2011. The carrying value was $2.0 million at March 31, 2017. The other property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at March 31, 2017. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2017, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2017 and December 31, 2016.

Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,861	$9,423
Construction/land development	4,826	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,123	2,076
Multifamily residential	1,505	443

Total foreclosed assets held for sale	$17,315	$15,951

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2017, average impaired loans were $92.2 million compared to $89.6 million as of December 31, 2016. As of March 31, 2017, impaired loans were $91.2 million compared to $93.1 million as of December 31, 2016, for a decrease of $1.9 million. This decrease is primarily associated with the decrease in loan balances with a specific allocation offset by an increase in the level of loans categorized as TDRs and non-performing loans. As of March 31, 2017, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $37.7 million, $53.4 million, $74,000 and zero of the impaired loans, respectively.

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

As of March 31, 2017 and December 31, 2016, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of March 31, 2017 and December 31, 2016:

Table 11: Total Non-Accrual Loans

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,582	$17,988
Construction/land development	3,690	3,956
Agricultural	156	435
Residential real estate loans
Residential 1-4 family	18,882	20,311
Multifamily residential	255	262

Total real estate	39,565	42,952
Consumer	162	140
Commercial and industrial	3,319	3,155
Agricultural	—	—
Other	764	935

Total non-accrual loans	$43,810	$47,182

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $658,000 and $503,000 for the three-month periods ended March 31, 2017 and 2016, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month periods ended March 31, 2017 and 2016 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2017 and December 31, 2016:

Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,009	$9,530
Construction/land development	3,112	3,086
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,118	2,996
Multifamily residential	—	—

Total real estate	15,239	15,612
Consumer	10	21
Commercial and industrial	139	309
Agricultural	—	—
Other	—	—

Total loans accruing past due 90 days or more	$15,388	$15,942

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.75% and 0.85% as of March 31, 2017 and December 31, 2016, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $476.7 million from $7.08 billion at December 31, 2016 to $7.56 billion at March 31, 2017. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased from 1.08% at December 31, 2016 to 0.97% at March 31, 2017. This decrease is the result of the normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs increased to $4.7 million for the three months ended March 31, 2017, compared to $3.9 million for the same period in 2016. Total recoveries decreased to $1.1 million for the three months ended March 31, 2017, compared to $1.4 million for the same period in 2016. For the three months ended March 31, 2017, net charge-offs were $3.1 million for Arkansas, $347,000 for Florida, $203,000 for Alabama and zero for Centennial CFG, equaling a net charge-off position of $3.6 million. While the 2017 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2017 and 2016.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$80,002	$69,224
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,339	1,183
Construction/land development	207	87
Agricultural	125	—
Residential real estate loans:	—
Residential 1-4 family	1,877	1,279
Multifamily residential	14	30

Total real estate	3,562	2,579
Consumer	22	31
Commercial and industrial	645	883
Agricultural	—	—
Other	477	454

Total loans charged off	4,706	3,947

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	331	38
Construction/land development	199	19
Agricultural	—	—
Residential real estate loans:	—	—
Residential 1-4 family	128	468
Multifamily residential	5	7

Total real estate	663	532
Consumer	33	20
Commercial and industrial	182	529
Agricultural	—	—
Other	223	271

Total recoveries	1,101	1,352

Net loans charged off (recovered)	3,605	2,595
Provision for loan losses	3,914	5,677

Balance, March 31	$80,311	$72,306

Net charge-offs (recoveries) to average loans receivable	0.19%	0.16%
Allowance for loan losses to total loans(1)	1.02	1.06
Allowance for loan losses to net charge-offs (recoveries)	549	693

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

The changes for the period ended March 31, 2017 and the year ended December 31, 2016 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of March 31, 2017 and December 31, 2016.

Table 14: Allocation of Allowance for Loan Losses

	As of March 31, 2017		As of December 31, 2016
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$28,354	44.1%	$27,695	42.7%
Construction/land development	12,073	15.5	11,522	15.4
Agricultural	569	1.0	493	1.1
Residential real estate loans:
Residential 1-4 family	15,777	19.0	14,397	18.3
Multifamily residential	2,463	5.2	2,120	4.6

Total real estate	59,236	84.8	56,227	82.1
Consumer	361	0.5	398	0.6
Commercial and industrial	13,384	12.9	12,756	15.2
Agricultural	3,009	0.9	3,790	1.0
Other	—	0.9	—	1.1
Unallocated	4,321	—	6,831	—

Total allowance for loan losses	$80,311	100.0%	$80,002	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.8 years as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, we had $276.6 million and $284.2 million of held-to-maturity securities, respectively. Of the $276.6 million of held-to-maturity securities as of March 31, 2017, $6.6 million were invested in U.S. Government-sponsored enterprises, $103.5 million were invested in mortgage-backed securities and $166.5 million were invested in state and political subdivisions. Of the $284.2 million of held-to-maturity securities as of December 31, 2016, $6.6 million were invested in U.S. Government-sponsored enterprises, $107.8 million were invested in mortgage-backed securities and $169.7 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.25 billion and $1.07 billion as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, $666.7 million, or 53.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $579.5 million, or 54.0%, of our available-for-sale securities as of December 31, 2016. To reduce our income tax burden, $226.9 million, or 18.1%, of our available-for-sale securities portfolio as of March 31, 2017, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $216.5 million, or 20.2%, of our available-for-sale securities as of December 31, 2016. Also, we had approximately $317.1 million, or 25.4%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2017, compared to $236.8 million, or 22.1%, of our available-for-sale securities as of December 31, 2016.

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

Deposits

Our deposits averaged $7.21 billion for the three-month periods ended March 31, 2017. Total deposits as of March 31, 2017 were $7.57 billion. Excluding $443.8 million of deposits acquired through the acquisitions of GHI and BOC, total deposits as of March 31, 2017 were $7.12 billion, for an annualized increase of 10.6% from December 31, 2016. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of March 31, 2017 and December 31, 2016.

Table 15: Brokered Deposits

	March 31, 2017	December 31, 2016
	(In thousands)
Time Deposits	$60,021	$70,028
CDARS	22,059	26,389
Insured Cash Sweep and Other Transaction Accounts	508,761	406,120

Total Brokered Deposits	$590,841	$502,537

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 50 basis points and is currently at 1.00% to 0.75%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2017 and 2016.

Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2017		2016
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,716,452	—%	$1,514,169	—%
Interest-bearing transaction accounts	3,631,177	0.37	3,147,270	0.25
Savings deposits	507,636	0.08	446,644	0.06
Time deposits:
$100,000 or more	896,586	0.76	860,890	0.51
Other time deposits	460,714	0.38	532,701	0.40

Total	$7,212,565	0.31%	$6,501,674	0.22%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $2.5 million, or 2.1%, from $121.3 million as of December 31, 2016 to $123.8 million as of March 31, 2017.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.46 billion and $1.31 billion at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $290.0 million and $1.17 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $707.7 million and $718.2 million as of March 31, 2017 and December 31, 2016, respectively. Maturities of borrowings as of March 31, 2017 include: 2017 – $680.9 million; 2018 – $459.2 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of guaranteed payments on trust preferred securities, were $60.8 million as of March 31, 2017 and December 31, 2016.

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

Subsequent to the quarter end, on April 3, 2017, we issued $300 million of additional subordinated debentures in an underwritten public offering.

Stockholders’ Equity

Stockholders’ equity was $1.44 billion at March 31, 2017 compared to $1.33 billion at December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $34.2 million increase in retained earnings combined with the $610,000 of comprehensive income during the quarter. The annualized improvement in stockholders’ equity for the first three months of 2017 excluding the $77.5 million of common stock issued to the GHI shareholders was 11.2%. As of March 31, 2017 and December 31, 2016, our equity to asset ratio was 13.45% and 13.53%, respectively. Book value per share was $10.05 as of March 31, 2017, compared to $9.45 as of December 31, 2016, a 25.7% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.09 per share and $0.075 per share (split adjusted) for each of the three-month periods ended March 31, 2017 and 2016, respectively. The common stock dividend payout ratio for the three months ended March 31, 2017 and 2016 was 27.02% and 25.44%, respectively. For the second quarter of 2017, the Board of Directors declared a regular $0.09 per share quarterly cash dividend payable June 7, 2017, to shareholders of record May 17, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2017 and December 31, 2016, we met all regulatory capital adequacy requirements to which we were subject.

On April 3, 2017 the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”). The Notes were issued at 99.997% of par, resulting in net proceeds, after underwriting discounts, of approximately $297.2 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. The Notes qualify as Tier 2 capital for regulatory purposes.

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2017 and December 31, 2016, plus our risk-based capital ratios on a consolidated basis as of March 31, 2017 as further adjusted to reflect the April 3, 2017 issuance and sale of subordinated notes, after deducting the underwriting discounts.

Table 17: Risk-Based Capital

	As of March 31, 2017	As of March 31, 2017	As of December 31, 2016
	Actual	As Adjusted	Actual
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,441,568	$1,441,568	$1,327,490
Goodwill and core deposit intangibles, net	(437,807)	(437,807)	(388,336)
Unrealized (gain) loss on available-for-sale securities	(1,010)	(1,010)	(400)
Deferred tax assets	—	—	—

Total common equity Tier 1 capital	1,002,751	1,002,751	938,754
Qualifying trust preferred securities	59,000	59,000	59,000

Total Tier 1 capital	1,061,751	1,061,751	997,754

Tier 2 capital
Qualifying subordinated notes	—	297,201	—
Qualifying allowance for loan losses	80,311	80,311	80,002

Total Tier 2 capital	80,311	377,512	80,002

Total risk-based capital	$1,142,062	$1,439,263	$1,077,756

Average total assets for leverage ratio	$9,761,037	$10,058,238	$9,388,812

Risk weighted assets	$8,800,643	$8,860,083	$8,308,468

Ratios at end of period
Common equity Tier 1 capital	11.39%	11.32%	11.30%
Leverage ratio	10.88	10.56	10.63
Tier 1 risk-based capital	12.06	11.98	12.01
Total risk-based capital	12.98	16.24	12.97
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	5.75%	5.75	5.125
Leverage ratio	4.00	4.00%	4.000%
Tier 1 risk-based capital	7.25	7.25	6.625
Total risk-based capital	9.25	9.25	8.625
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00	7.00
Leverage ratio	4.00	4.00%	4.00%
Tier 1 risk-based capital	8.50	8.50	8.50
Total risk-based capital	10.50	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50	6.50
Leverage ratio	5.00	5.00%	5.00%
Tier 1 risk-based capital	8.00	8.00	8.00
Total risk-based capital	10.00	10.00	10.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from our significant number of historical acquisitions (especially Liberty), we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net interest margin and efficiency ratio.

Because of our significant number of historical acquisitions, our net interest margin was impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting. The accretion and amortization affect certain operating ratios as we accrete loan discounts to interest income and amortize premiums and discounts on time deposits to interest expense.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 18 through 20 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 18: Average Yield on Loans

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest income on loans receivable – FTE	$105,931	$97,103
Purchase accounting accretion	7,564	10,361

Non-GAAP interest income on loans receivable – FTE	$98,367	$86,742

Average loans	$7,585,565	$6,729,060
Average purchase accounting loan discounts(1)	102,928	149,763

Average loans (non-GAAP)	$7,688,493	$6,878,823

Average yield on loans (reported)	5.66%	5.80%
Average contractual yield on loans (non-GAAP)	5.19	5.07

(1)	Balance includes $104.5 million and $142.2 million of discount for credit losses on purchased loans as of March 31, 2017 and 2016, respectively.

Table 19: Average Cost of Deposits

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Interest expense on deposits	$5,486	$3,634
Amortization of time deposit (premiums)/discounts, net	88	369

Non-GAAP interest expense on deposits	$5,574	$4,003

Average deposits	$5,496,113	$4,987,505
Average unamortized CD (premium)/discount, net	(597)	(1,461)

Average deposits (non-GAAP)	$5,495,516	$4,986,044

Average cost of deposits (reported)	0.40%	0.29%
Average contractual cost of deposits (non-GAAP)	0.41	0.32

Table 20: Net Interest Margin

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net interest income – FTE	$106,826	$100,030
Total purchase accounting accretion	7,652	10,730

Non-GAAP net interest income – FTE	$99,174	$89,300

Average interest-earning assets	$9,214,498	$8,362,523
Average purchase accounting loan discounts(1)	102,928	149,763

Average interest-earning assets (non-GAAP)	$9,317,426	$8,512,286

Net interest margin (reported)	4.70%	4.81%
Net interest margin (non-GAAP)	4.32	4.22

(1)	Balance includes $104.5 million and $142.2 million of discount for credit losses on purchased loans as of March 31, 2017 and 2016, respectively.

We had $442.8 million, $396.3 million, and $398.6 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 21 through 24, respectively. All previously reported share and per share amounts have been restated to reflect the retroactive effect of the stock split.

Table 21: Tangible Book Value Per Share

	As of March 31, 2017	As of December 31, 2016
	(In thousands, except per share data)
Book value per share: A/B	$10.05	$9.45
Tangible book value per share: (A-C-D)/B	6.96	6.63

(A) Total equity	$1,441,568	$1,327,490
(B) Shares outstanding	143,442	140,472
(C) Goodwill	$420,941	$377,983
(D) Core deposit and other intangibles	21,885	18,311

Table 22: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Return on average assets: A/C	1.86%	1.79%
Return on average assets excluding intangible amortization: B/(C-D)	1.96	1.89
(A) Net income	$46,856	$41,427
Intangible amortization after-tax	489	514

(B) Earnings excluding intangible amortization	$47,345	$41,941

(C) Average assets	$10,198,844	$9,330,622
(D) Average goodwill, core deposits and other intangible assets	415,699	398,978

Table 23: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Return on average equity: A/C	13.85%	13.77%
Return on average tangible equity excluding intangible amortization: B/(C-D)	20.08	20.79
(A) Net income	$46,856	$41,427
(B) Earnings excluding intangible amortization	47,345	41,941
(C) Average equity	1,371,730	1,210,267
(D) Average goodwill, core deposits and other intangible assets	415,699	398,231

Table 24: Tangible Equity to Tangible Assets

	As of March 31, 2017	As of December 31, 2016
	(Dollars in thousands)
Equity to assets: B/A	13.45%	13.53%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.72	9.89
(A) Total assets	$10,717,468	$9,808,465
(B) Total equity	1,441,568	1,327,490
(C) Goodwill	420,941	377,983
(D) Core deposit and other intangibles	21,885	18,311

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-fundamental items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses. In Table 25 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 25: Efficiency Ratio

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Net interest income (A)	$104,815	$98,057
Non-interest income (B)	26,470	19,437
Non-interest expense (C)	55,141	45,648
FTE Adjustment (D)	2,011	1,973
Amortization of intangibles (E)	804	845

Non-fundamental items:
Non-interest income:
Gain on acquisitions	$3,807	$—
Gain (loss) on OREO, net	121	96
Gain on sale of SBA loans	188	—
Gain (loss) on sale of branches, equipment and other assets, net	(56)	(53)
Gain (loss) on securities, net	423	10

Total non-fundamental non-interest income (F)	$4,483	$53

Non-interest expense:
Merger expenses	$6,727	$—
Other expense(1)	—	720

Total non-fundamental non-interest expense (G)	$6,727	$720

Efficiency ratio (reported): ((C-E)/(A+B+D))	40.76%	37.50%
Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	36.96	36.92

(1)	Amount includes vacant properties write-downs.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2017, our cash and cash equivalents were $417.1 million, or 3.9% of total assets, compared to $216.6 million, or 2.2% of total assets, as of December 31, 2016. Our available-for-sale investment securities and federal funds sold were $1.25 billion and $1.07 billion as of March 31, 2017 and December 31, 2016, respectively.

As of March 31, 2017, our investment portfolio was comprised of approximately 75.6% or $1.15 billion of securities which mature in less than five years. As of March 31, 2017 and December 31, 2016, $1.01 billion and $1.07 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2017, our total deposits were $7.57 billion, or 70.6% of total assets, compared to $6.94 billion, or 70.8% of total assets, as of December 31, 2016. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of March 31, 2017 and December 31, 2016, we could have borrowed up to $103.5 million and $104.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from Bankers’ Bank on an unsecured basis, and up to $30.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.46 billion and $1.31 billion at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017, $290.0 million and $1.17 billion of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $707.7 million and $718.2 million as of March 31, 2017 and December 31, 2016, respectively.

Finally, subsequent to the quarter end, on April 3, 2017, we issued $300 million of additional subordinated debentures in an underwritten public offering.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2017, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 2.8%. As a result of the April 3, 2017 issuance and sale of $300 million of subordinated notes, we estimate that our gap position remained asset sensitive with a pro-forma one-year cumulative repricing gap as a percentage of total earning assets of approximately 5.9%.

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

Table 26 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2017.

Table 26: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$253,427	$—	$—	$—	$—	$—	$—	$253,427
Federal funds sold	1,700	—	—	—	—	—	—	1,700
Investment securities	255,286	56,094	53,619	139,585	184,022	325,317	513,266	1,527,189
Loans receivable	2,129,395	480,521	602,859	1,039,089	1,249,222	2,028,082	320,477	7,849,645

Total earning assets	2,639,808	536,615	656,478	1,178,674	1,433,244	2,353,399	833,743	9,631,961

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	664,077	328,152	492,228	984,455	616,582	597,848	590,852	4,274,194
Time deposits	130,337	201,376	250,469	495,301	227,833	124,701	—	1,430,017
Securities sold under repurchase agreements	123,793	—	—	—	—	—	—	123,793
FHLB and other borrowed funds	880,160	318	100,061	34,114	150,540	289,847	—	1,455,040
Subordinated debentures	60,735	—	—	—	—	—	—	60,735

Total interest-bearing liabilities	1,859,102	529,846	842,758	1,513,870	994,955	1,012,396	590,852	7,343,779

Interest rate sensitivity gap	$780,706	$6,769	$(186,280)	$(335,196)	$438,289	$1,341,003	$242,891	$2,288,182

Cumulative interest rate sensitivity gap	$780,706	$787,475	$601,195	$265,999	$704,288	$2,045,291	$2,288,182
Cumulative rate sensitive assets to rate sensitive liabilities	142.0%	133.0%	118.6%	105.6%	112.3%	130.3%	131.2%
Cumulative gap as a % of total earning assets	8.1%	8.2%	6.2%	2.8%	7.3%	21.2%	23.8%

Item 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A:	Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2016. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.2	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s Registration Statement on Form S-4 (File No. 333-214957), as amended)

2.3	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.4	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

Exhibit No.

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date:	May 9, 2017	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date:	May 9, 2017	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer