Form 10-Q
period 2017-06-30
HOME BANCSHARES INC
filed 2017-08-04
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

Common Stock Issued and Outstanding: 143,091,132 shares as of July 31, 2017.

HOME BANCSHARES, INC.

FORM 10-Q

June  30, 2017

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

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$147,041	$123,758
Interest-bearing deposits with other banks	313,447	92,891

Cash and cash equivalents	460,488	216,649
Federal funds sold	—	1,550
Investment securities – available-for-sale	1,400,431	1,072,920
Investment securities – held-to-maturity	254,161	284,176
Loans receivable	7,834,475	7,387,699
Allowance for loan losses	(80,138)	(80,002)

Loans receivable, net	7,754,337	7,307,697
Bank premises and equipment, net	207,071	205,301
Foreclosed assets held for sale	18,789	15,951
Cash value of life insurance	97,684	86,491
Accrued interest receivable	32,445	30,838
Deferred tax asset, net	68,368	61,298
Goodwill	420,941	377,983
Core deposit and other intangibles	21,019	18,311
Other assets	136,494	129,300

Total assets	$10,872,228	$9,808,465

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$1,957,677	$1,695,184
Savings and interest-bearing transaction accounts	4,335,456	3,963,241
Time deposits	1,474,255	1,284,002

Total deposits	7,767,388	6,942,427
Securities sold under agreements to repurchase	133,741	121,290
FHLB and other borrowed funds	1,099,478	1,305,198
Accrued interest payable and other liabilities	37,751	51,234
Subordinated debentures	357,838	60,826

Total liabilities	9,396,196	8,480,975

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2017 and 2016; shares issued and outstanding 143,070,851 in 2017 and 140,472,205 in 2016	1,431	1,405
Capital surplus	940,821	869,737
Retained earnings	527,338	455,948
Accumulated other comprehensive income	6,442	400

Total stockholders’ equity	1,476,032	1,327,490

Total liabilities and stockholders’ equity	$10,872,228	$9,808,465

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)
Interest income:
Loans	$112,732	$100,415	$218,494	$197,328
Investment securities
Taxable	6,434	5,145	11,912	10,595
Tax-exempt	2,966	2,823	5,910	5,638
Deposits – other banks	727	106	1,035	208
Federal funds sold	4	1	6	5

Total interest income	122,863	108,490	237,357	213,774

Interest expense:
Interest on deposits	6,810	3,854	12,296	7,488
Federal funds purchased	—	1	—	2
FHLB and other borrowed funds	3,710	3,074	7,299	6,144
Securities sold under agreements to repurchase	196	134	361	279
Subordinated debentures	4,795	386	5,234	763

Total interest expense	15,511	7,449	25,190	14,676

Net interest income	107,352	101,041	212,167	199,098
Provision for loan losses	387	5,692	4,301	11,369

Net interest income after provision for loan losses	106,965	95,349	207,866	187,729

Non-interest income:
Service charges on deposit accounts	5,966	6,151	11,948	12,080
Other service charges and fees	8,576	7,968	17,493	15,085
Trust fees	309	359	765	763
Mortgage lending income	3,750	3,481	6,541	6,344
Insurance commissions	465	617	1,010	1,274
Increase in cash value of life insurance	463	353	773	748
Dividends from FHLB, FRB, Bankers’ bank & other	472	719	1,621	1,339
Gain on acquisitions	—	—	3,807	—
Gain on sale of SBA loans	387	79	575	79
Gain (loss) on sale of branches, equipment and other assets, net	431	840	375	787
Gain (loss) on OREO, net	393	(941)	514	(845)
Gain (loss) on securities, net	380	15	803	25
FDIC indemnification accretion/(amortization), net	—	(410)	—	(772)
Other income	2,825	2,541	4,662	4,302

Total non-interest income	24,417	21,772	50,887	41,209

Non-interest expense:
Salaries and employee benefits	28,034	25,437	55,455	49,395
Occupancy and equipment	7,034	6,509	13,715	13,180
Data processing expense	2,863	2,766	5,586	5,430
Other operating expenses	13,072	12,875	31,388	25,230

Total non-interest expense	51,003	47,587	106,144	93,235

Income before income taxes	80,379	69,534	152,609	135,703
Income tax expense	30,282	26,025	55,656	50,767

Net income	$50,097	$43,509	$96,953	$84,936

Basic earnings per share	$0.35	$0.31	$0.68	$0.61

Diluted earnings per share	$0.35	$0.31	$0.68	$0.60

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$50,097	$43,509	$96,953	$84,936
Net unrealized gain (loss) on available-for-sale securities	9,318	7,375	10,746	11,150
Less: reclassification adjustment for realized (gains) losses included in income	(380)	(15)	(803)	(25)

Other comprehensive (loss) income, before tax effect	8,938	7,360	9,943	11,125
Tax effect	(3,506)	(2,888)	(3,901)	(4,365)

Other comprehensive income (loss)	5,432	4,472	6,042	6,760

Comprehensive income	$55,529	$47,981	$102,995	$91,696

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2017 and 2016

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$701	$867,981	$326,898	$4,177	$1,199,757
Comprehensive income:
Net income	—	—	84,936	—	84,936
Other comprehensive income (loss)	—	—	—	6,760	6,760
Net issuance of 438,568 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	2	1,162	—	—	1,164
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 461,800 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,148	—	—	1,148
Share-based compensation net issuance of 151,406 shares of restricted common stock	1	2,811	—	—	2,812
Cash dividends – Common Stock, $0.1625 per share	—	—	(22,820)	—	(22,820)

Balances at June 30, 2016 (unaudited)	1,404	863,560	389,014	10,937	1,264,915
Comprehensive income:
Net income	—	—	92,210	—	92,210
Other comprehensive income (loss)	—	—	—	(10,537)	(10,537)
Net issuance of 54,171 shares of common stock from exercise of stock options	1	330	—	—	331
Repurchase of 48,808 shares of common stock	(1)	(974)	—	—	(975)
Tax benefit from stock options exercised	—	3,006	—	—	3,006
Share-based compensation net issuance of 92,328 shares of restricted common stock	1	3,815	—	—	3,816
Cash dividends – Common Stock, $0.18 per share	—	—	(25,276)	—	(25,276)

Balances at December 31, 2016	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	96,953	—	96,953
Other comprehensive income (loss)	—	—	—	6,042	6,042
Net issuance of 135,108 shares of common stock from exercise of stock options	1	645	—	—	646
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Repurchase of 420,000 shares of common stock	(4)	(10,276)	—	—	(10,280)
Share-based compensation net issuance of 145,500 shares of restricted common stock	2	3,425	—	—	3,427
Cash dividends – Common Stock, $0.18 per share	—	—	(25,563)	—	(25,563)

Balances at June 30, 2017 (unaudited)	$1,431	$940,821	$527,338	$6,442	$1,476,032

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2017	2016
	(Unaudited)
Operating Activities
Net income	$96,953	$84,936
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,636	5,452
Amortization/(accretion)	7,698	7,880
Share-based compensation	3,427	2,812
Tax benefits from stock options exercised	—	(1,148)
(Gain) loss on assets	(3,379)	(46)
Gain on acquisitions	(3,807)	—
Provision for loan losses	4,301	11,369
Deferred income tax effect	(2,680)	5,587
Increase in cash value of life insurance	(773)	(748)
Originations of mortgage loans held for sale	(182,918)	(172,162)
Proceeds from sales of mortgage loans held for sale	193,406	168,754
Changes in assets and liabilities:
Accrued interest receivable	(276)	584
Indemnification and other assets	(5,733)	(12,870)
Accrued interest payable and other liabilities	(28,362)	(3,072)

Net cash provided by (used in) operating activities	83,493	97,328

Investing Activities
Net (increase) decrease in federal funds sold	1,550	1,025
Net (increase) decrease in loans, excluding purchased loans	(29,021)	(391,492)
Purchases of investment securities – available-for-sale	(391,375)	(151,210)
Proceeds from maturities of investment securities – available-for-sale	69,847	140,127
Proceeds from sale of investment securities – available-for-sale	27,134	2,221
Purchases of investment securities – held-to-maturity	(163)	—
Proceeds from maturities of investment securities – held-to-maturity	29,057	20,631
Proceeds from sale of investment securities – held-to-maturity	491	—
Proceeds from foreclosed assets held for sale	9,671	7,426
Proceeds from sale of SBA Loans	10,393	1,233
Purchases of premises and equipment, net	(2,425)	(434)
Return of investment on cash value of life insurance	592	—
Net cash proceeds (paid) received – market acquisitions	41,363	—

Net cash provided by (used in) investing activities	(232,886)	(370,473)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	381,206	274,439
Net increase (decrease) in securities sold under agreements to repurchase	12,451	(17,317)
Net increase (decrease) in FHLB and other borrowed funds	(262,234)	(25,056)
Proceeds from exercise of stock options	646	1,164
Proceeds from issuance of subordinated notes	297,201	—
Repurchase of common stock	(10,280)	(8,842)
Common stock issuance costs – market acquisitions	(195)	—
Tax benefits from stock options exercised	—	1,148
Dividends paid on common stock	(25,563)	(22,820)

Net cash provided by (used in) financing activities	393,232	202,716

Net change in cash and cash equivalents	243,839	(70,429)
Cash and cash equivalents – beginning of year	216,649	255,823

Cash and cash equivalents – end of period	$460,488	$185,394

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2017 and 2016 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$50,097	$43,509	$96,953	$84,936

Average shares outstanding	143,282	140,382	142,538	140,386
Effect of common stock options	834	226	732	281

Average diluted shares outstanding	144,116	140,608	143,270	140,667

Basic earnings per share	$0.35	$0.31	$0.68	$0.61
Diluted earnings per share	$0.35	$0.31	$0.68	$0.60

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

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $327.8 million in loans after $8.1 million of loan discounts, and $304.0 million in deposits.

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

The Company evaluated $315.6 million of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $3.6 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $20.3 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $4.5 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. The acquired GHI loan balance includes $1.6 million of discount on purchased loans.

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

The Company’s operating results for the period ended June 30, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact GHI total assets acquired are less than 5% of total assets as of June 30, 2017 excluding GHI as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of The Bank of Commerce

On February 28, 2017, HBI completed its previously announced acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. HBI merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

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

Under the terms of the acquisition agreement, HBI paid an aggregate of approximately $4.2 million in cash for the acquisition, which included the purchase of all outstanding shares of BOC common stock, the discounted purchase of certain subordinated debentures issued by BOC from the existing holders of the subordinated debentures, and an expense reimbursement to BCHI for approved administrative claims in connection with the bankruptcy proceeding.

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

	The Bank of Commerce
	Acquired from BOC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$4,610	$—	$4,610
Interest-bearing deposits with other banks	14,360	—	14,360
Investment securities	25,926	(113)	25,813
Loans receivable	124,289	(5,751)	118,538
Allowance for loan losses	(2,037)	2,037	—

Loans receivable, net	122,252	(3,714)	118,538
Bank premises and equipment, net	1,887	—	1,887
Foreclosed assets held for sale	8,523	(3,165)	5,358
Accrued interest receivable	481	—	481
Deferred tax asset		4,198	4,198
Core deposit intangible	—	968	968
Other assets	1,880	—	1,880

Total assets acquired	$179,919	$(1,826)	$178,093

Liabilities
Deposits
Demand and non-interest-bearing	$27,245	$—	$27,245
Savings and interest-bearing transaction accounts	32,300	—	32,300
Time deposits	79,945	270	80,215

Total deposits	139,490	270	139,760
FHLB borrowed funds	30,000	42	30,042
Accrued interest payable and other liabilities	564	(255)	309

Total liabilities assumed	$170,054	$57	170,111

Net assets acquired			7,982
Purchase price			4,175

Pre-tax gain on acquisition			$3,807

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

The Company’s operating results for the period ended June 30, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact BOC total assets acquired are less than 5% of total assets as of June 30, 2017 excluding BOC as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Future Acquisition of Stonegate Bank

On March 27, 2017, the Company and Centennial, entered into a definitive agreement and plan of merger with Stonegate Bank (“Stonegate”). The acquisition agreement provides that Stonegate will merge with and into Centennial (the “Merger”). Under the terms of the merger agreement, shareholders of Stonegate will receive, in the aggregate, proceeds from the transaction of approximately $749.8 million, consisting of $50.0 million in cash and $699.7 million of HBI common stock. In addition, the holders of outstanding stock options of Stonegate will receive approximately $28.6 million in cash in connection with the cancellation of their options immediately before the Merger, for a total transaction value of approximately $778.4 million. The number of shares of HBI common stock to be issued to Stonegate shareholders will be determined based on the volume-weighted average closing price per share of HBI common stock for the 20 consecutive trading days ending on the third trading day prior to the closing date (the “Average Closing Price”). In addition, if the Average Closing Price of HBI common stock as of the closing date is equal to $35.19 or greater or $22.52 or less, then the Average Closing Price will be fixed at $35.19 or $22.52, respectively. The acquisition is expected to close early in the fourth quarter of 2017, and is subject to the approval of the shareholders of the Company and Stonegate, regulatory approvals, and other customary conditions set forth in the agreement.

As of June 30, 2017, Stonegate had approximately $3.13 billion in total assets, $2.44 billion in loans and $2.62 billion in customer deposits. Stonegate is conducting banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$354,594	$2,544	$(461)	$356,677
Residential mortgage-backed securities	335,446	1,284	(923)	335,807
Commercial mortgage-backed securities	426,988	2,323	(1,259)	428,052
State and political subdivisions	236,216	5,318	(610)	240,924
Other securities	36,586	2,760	(375)	38,971

Total	$1,389,830	$14,229	$(3,628)	$1,400,431

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,212	$41	$—	$6,253
Residential mortgage-backed securities	64,462	276	(130)	64,608
Commercial mortgage-backed securities	20,648	301	(6)	20,943
State and political subdivisions	162,839	4,039	—	166,878

Total	$254,161	$4,657	$(136)	$258,682

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

Assets, principally investment securities, having a carrying value of approximately $1.40 billion and $1.07 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $133.7 million and $121.3 million at June 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$164,728	$167,278	$57,697	$59,065
Due after one year through five years	892,526	898,424	122,334	124,901
Due after five years through ten years	240,776	242,080	17,895	18,214
Due after ten years	91,800	92,649	56,235	56,502

Total	$1,389,830	$1,400,431	$254,161	$258,682

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three and six-month periods ended June 30, 2017, approximately $12.0 million and $27.1 million, respectively, in available-for-sale securities were sold. The gross realized gains and losses on the sales for the three-month period ended June 30, 2017 totaled approximately $514,000 and $127,000, respectively. The gross realized gains and losses on the sales for the six-month period ended June 30, 2017 totaled approximately $937,000 and $127,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three and six-month periods ended June 30, 2017, one held-to-maturity security experienced its second downgrade in its credit rating. The Company made a strategic decision to sell this held-to-maturity security for approximately $483,000, which resulted in a gross realized loss on the sale for the three and six-month periods ended June 30, 2017 of approximately $7,000.

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

During the three and six-month periods ended June 30, 2017, no securities were deemed to have other-than-temporary impairment.

For the six months ended June 30, 2017, the Company had investment securities with approximately $1.4 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, 75.3% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$51,957	$(283)	$39,341	$(178)	$91,298	$(461)
Residential mortgage-backed securities	158,147	(716)	22,917	(337)	181,064	(1,053)
Commercial mortgage-backed securities	125,079	(764)	38,801	(501)	163,880	(1,265)
State and political subdivisions	31,058	(591)	1,698	(19)	32,756	(610)
Other securities	1,581	(35)	8,395	(340)	9,976	(375)

Total	$367,822	$(2,389)	$111,152	$(1,375)	$478,974	$(3,764)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$98,180	$(1,031)	$75,044	$(642)	$173,224	$(1,673)
Residential mortgage-backed securities	188,117	(1,742)	8,902	(186)	197,019	(1,928)
Commercial mortgage-backed securities	202,289	(2,220)	21,020	(255)	223,309	(2,475)
State and political subdivisions	94,309	(2,348)	500	(2)	94,809	(2,350)
Other securities	1,540	(125)	12,687	(534)	14,227	(659)

Total	$584,435	$(7,466)	$118,153	$(1,619)	$702,588	$(9,085)

Income earned on securities for the three and six months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Taxable:
Available-for-sale	$5,680	$4,344	$10,474	$8,911
Held-to-maturity	754	801	1,438	1,684
Non-taxable:
Available-for-sale	1,583	1,565	3,130	3,139
Held-to-maturity	1,383	1,258	2,780	2,499

Total	$9,400	$7,968	$17,822	$16,233

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,368,663	$3,153,121
Construction/land development	1,315,309	1,135,843
Agricultural	78,260	77,736
Residential real estate loans
Residential 1-4 family	1,513,888	1,356,136
Multifamily residential	398,781	340,926

Total real estate	6,674,901	6,063,762
Consumer	38,424	41,745
Commercial and industrial	994,827	1,123,213
Agricultural	69,697	74,673
Other	56,626	84,306

Total loans receivable	$7,834,475	$7,387,699

During the three and six-month periods ended June 30, 2017, the Company sold $5.8 million and $9.8 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $387,000 and $575,000, respectively. During the three and six-month periods ended June 30, 2016, the Company sold $1.2 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $79,000.

Mortgage loans held for sale of approximately $45.8 million and $56.2 million at June 30, 2017 and December 31, 2016, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June 30, 2017 and December 31, 2016 were not material.

The Company had $1.36 billion of purchased loans, which includes $95.6 million of discount for credit losses on purchased loans, at June 30, 2017. The Company had $37.6 million and $58.0 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of June 30, 2017. The Company had $1.13 billion of purchased loans, which includes $100.1 million of discount for credit losses on purchased loans, at December 31, 2016. The Company had $35.3 million and $64.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2016.

5. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

Six Months Ended June 30, 2017
(In thousands)
Allowance for loan losses:
Beginning balance	$80,002
Loans charged off	(6,111)
Recoveries of loans previously charged off	1,946

Net loans recovered (charged off)	(4,165)

Provision for loan losses	4,301

Balance, June 30, 2017	$80,138

The following tables present the balance in the allowance for loan losses for the three and six-month periods ended June 30, 2017, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of June 30, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,073	$28,923	$18,240	$13,384	$3,370	$4,321	$80,311
Loans charged off	(119)	(191)	(397)	(134)	(564)	—	(1,405)
Recoveries of loans previously charged off	28	379	121	70	247	—	845

Net loans recovered (charged off)	(91)	188	(276)	(64)	(317)	—	(560)
Provision for loan losses	860	(1,268)	(249)	(492)	10	1,526	387

Balance, June 30	$12,842	$27,843	$17,715	$12,828	$3,063	$5,847	$80,138

	Six Months Ended June 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(326)	(1,655)	(2,288)	(779)	(1,063)	—	(6,111)
Recoveries of loans previously charged off	227	710	254	252	503	—	1,946

Net loans recovered (charged off)	(99)	(945)	(2,034)	(527)	(560)	—	(4,165)
Provision for loan losses	1,419	600	3,232	599	(565)	(984)	4,301

Balance, June 30	$12,842	$27,843	$17,715	$12,828	$3,063	$5,847	$80,138

	As of June 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$121	$1,196	$228	$2,138	$8	$—	$3,691
Loans collectively evaluated for impairment	12,718	26,297	16,880	10,589	3,050	5,847	75,381

Loans evaluated for impairment balance, June 30	12,839	27,493	17,108	12,727	3,058	5,847	79,072

Purchased credit impaired loans	3	350	607	101	5	—	1,066

Balance, June 30	$12,842	$27,843	$17,715	$12,828	$3,063	$5,847	$80,138

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$38,672	$52,656	$24,779	$10,031	$1,009	$—	$127,147
Loans collectively evaluated for impairment	1,260,049	3,306,528	1,841,046	972,024	161,069	—	7,540,716

Loans evaluated for impairment balance, June 30	1,298,721	3,359,184	1,865,825	982,055	162,078	—	7,667,863

Purchased credit impaired loans	16,588	87,739	46,844	12,772	2,669	—	166,612

Balance, June 30	$1,315,309	$3,446,923	$1,912,669	$994,827	$164,747	$—	$7,834,475

The following tables present the balances in the allowance for loan losses for the six-month period ended June 30, 2016 and the year ended December 31, 2016, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(153)	(1,849)	(2,306)	(3,036)	(970)	—	(8,314)
Recoveries of loans previously charged off	33	228	688	614	499	—	2,062

Net loans recovered (charged off)	(120)	(1,621)	(1,618)	(2,422)	(471)	—	(6,252)
Provision for loan losses	1,673	(329)	2,488	6,852	841	(156)	11,369

Balance, June 30	12,335	24,848	15,688	13,754	5,386	2,330	74,341
Loans charged off	(229)	(1,737)	(3,291)	(2,742)	(1,188)	—	(9,187)
Recoveries of loans previously charged off	1,092	629	464	4,919	505	—	7,609

Net loans recovered (charged off)	863	(1,108)	(2,827)	2,177	(683)	—	(1,578)
Provision for loan losses	(1,676)	4,448	3,656	(3,175)	(515)	4,501	7,239

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

The following is an aging analysis for loans receivable as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,757	$914	$17,877	$23,548	$3,345,115	$3,368,663	$8,202
Construction/land development	5,962	72	5,541	11,575	1,303,734	1,315,309	3,176
Agricultural	346	—	114	460	77,800	78,260	—
Residential real estate loans
Residential 1-4 family	4,574	4,048	17,129	25,751	1,488,137	1,513,888	1,550
Multifamily residential	—	—	1,367	1,367	397,414	398,781	1,367

Total real estate	15,639	5,034	42,028	62,701	6,612,200	6,674,901	14,295
Consumer	133	58	138	329	38,095	38,424	6
Commercial and industrial	2,619	685	3,999	7,303	987,524	994,827	141
Agricultural and other	287	—	703	990	125,333	126,323	—

Total	$18,678	$5,777	$46,868	$71,323	$7,763,152	$7,834,475	$14,442

	December 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,036	$686	$27,518	$30,240	$3,122,881	$3,153,121	$9,530
Construction/land development	685	16	7,042	7,743	1,128,100	1,135,843	3,086
Agricultural	—	—	435	435	77,301	77,736	—
Residential real estate loans
Residential 1-4 family	6,972	1,287	23,307	31,566	1,324,570	1,356,136	2,996
Multifamily residential	—	—	262	262	340,664	340,926	—

Total real estate	9,693	1,989	58,564	70,246	5,993,516	6,063,762	15,612
Consumer	117	66	161	344	41,401	41,745	21
Commercial and industrial	984	582	3,464	5,030	1,118,183	1,123,213	309
Agricultural and other	782	10	935	1,727	157,252	158,979	—

Total	$11,576	$2,647	$63,124	$77,347	$7,310,352	$7,387,699	$15,942

Non-accruing loans at June 30, 2017 and December 31, 2016 were $32.4 million and $47.2 million, respectively.

The following is a summary of the impaired loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$15	$—	$19	$1
Construction/land development	23	23	—	12	—	8	1
Agricultural	37	—	—	—	1	—	1
Residential real estate loans
Residential 1-4 family	201	201	—	101	3	144	6
Multifamily residential	—	—	—	—	—	—	—

Total real estate	290	253	—	128	4	171	9
Consumer	3	—	—	—	—	—	—
Commercial and industrial	17	81	—	41	—	68	1
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	310	334	—	169	4	239	10
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,320	39,178	1,192	42,091	322	44,846	649
Construction/land development	10,315	9,481	121	10,110	69	9,272	135
Agricultural	77	117	4	138	1	238	3
Residential real estate loans
Residential 1-4 family	21,260	20,745	214	23,230	77	24,045	181
Multifamily residential	1,841	1,655	14	1,100	28	917	32

Total real estate	74,813	71,176	1,545	76,669	497	79,318	1,000
Consumer	139	141	—	156	—	158	—
Commercial and industrial	6,489	6,345	2,138	7,217	6	7,156	11
Agricultural and other	819	868	8	816	2	856	2

Total loans with a specific valuation allowance	82,260	78,530	3,691	84,858	505	87,488	1,013
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,349	39,207	1,192	42,106	322	44,865	650
Construction/land development	10,338	9,504	121	10,122	69	9,280	136
Agricultural	114	117	4	138	2	238	4
Residential real estate loans
Residential 1-4 family	21,461	20,946	214	23,331	80	24,189	187
Multifamily residential	1,841	1,655	14	1,100	28	917	32

Total real estate	75,103	71,429	1,545	76,797	501	79,489	1,009
Consumer	142	141	—	156	—	158	—
Commercial and industrial	6,506	6,426	2,138	7,258	6	7,224	12
Agricultural and other	819	868	8	816	2	856	2

Total impaired loans	$82,570	$78,864	$3,691	$85,027	$509	$87,727	$1,023

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of June 30, 2017.

	December 31, 2016
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

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2016.

Interest recognized on impaired loans during the three months ended June 30, 2017 and 2016 was approximately $509,000 and $532,000, respectively. Interest recognized on impaired loans during the six months ended June 30, 2017 and 2016 was approximately $1.0 million and $1.1 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$27,479	$773	$—	$28,252
Construction/land development	12,381	105	—	12,486
Agricultural	426	—	—	426
Residential real estate loans
Residential 1-4 family	22,334	578	—	22,912
Multifamily residential	786	—	—	786

Total real estate	63,406	1,456	—	64,862
Consumer	174	1	—	175
Commercial and industrial	15,421	84	—	15,505
Agricultural and other	708	—	—	708

Total risk rated loans	$79,709	$1,541	$—	$81,250

	December 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$43,657	$462	$—	$44,119
Construction/land development	8,619	33	—	8,652
Agricultural	759	—	—	759
Residential real estate loans
Residential 1-4 family	28,846	445	—	29,291
Multifamily residential	1,391	—	—	1,391

Total real estate	83,272	940	—	84,212
Consumer	211	2	—	213
Commercial and industrial	16,991	170	—	17,161
Agricultural and other	935	—	—	935

Total risk rated loans	$101,409	$1,112	$—	$102,521

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

The following is a presentation of loans receivable by class and risk rating as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,032	$578	$1,675,101	$1,538,389	$37,572	$28,252	$3,280,924
Construction/land development	33	838	193,881	1,063,218	28,265	12,486	1,298,721
Agricultural	—	83	49,714	27,155	882	426	78,260
Residential real estate loans
Residential 1-4 family	1,483	1,216	1,010,859	426,751	10,917	22,912	1,474,138
Multifamily residential	—	—	288,688	101,997	216	786	391,687

Total real estate	2,548	2,715	3,218,243	3,157,510	77,852	64,862	6,523,730
Consumer	12,681	162	15,872	8,384	51	175	37,325
Commercial and industrial	12,039	3,851	497,950	442,664	10,046	15,505	982,055
Agricultural and other	2,735	927	64,980	55,403	—	708	124,753

Total risk rated loans	$30,003	$7,655	$3,797,045	$3,663,961	$87,949	$81,250	7,667,863

Purchased credit impaired loans							166,612

Total loans receivable							$7,834,475

	December 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,047	$4,762	$1,568,385	$1,425,316	$33,559	$44,119	$3,077,188
Construction/land development	400	981	180,094	921,081	7,087	8,652	1,118,295
Agricultural	—	157	53,753	22,238	829	759	77,736
Residential real estate loans
Residential 1-4 family	2,336	1,683	941,760	324,045	10,360	29,291	1,309,475
Multifamily residential	—	—	278,514	45,742	8,870	1,391	334,517

Total real estate	3,783	7,583	3,022,506	2,738,422	60,705	84,212	5,917,211
Consumer	15,080	231	15,330	9,645	81	213	40,580
Commercial and industrial	13,117	3,644	500,220	558,413	19,209	17,161	1,111,764
Agricultural and other	3,379	976	82,641	70,649	—	935	158,580

Total risk rated loans	$35,359	$12,434	$3,620,697	$3,377,129	$79,995	$102,521	7,228,135

Purchased credit impaired loans							159,564

Total loans receivable							$7,387,699

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	14	$17,017	$10,457	$256	$5,456	$16,169
Construction/land development	3	641	554	79	—	633
Agricultural	2	146	—	39	78	117
Residential real estate loans
Residential 1-4 family	20	5,297	3,206	104	1,308	4,618
Multifamily residential	1	295	—	—	288	288

Total real estate	40	23,396	14,217	478	7,130	21,825
Consumer	1	3	—	3	—	3
Commercial and industrial	6	359	237	75	5	317
Other	1	166	166	—	—	166

Total	48	$23,924	$14,620	$556	$7,135	$22,311

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

The following is a presentation of TDRs on non-accrual status as of June 30, 2017 and December 31, 2016 because they are not in compliance with the modified terms:

	June 30, 2017		December 31, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	—	$—	2	$696
Agricultural	2	117	2	123
Residential real estate loans
Residential 1-4 family	8	962	13	2,240

Total real estate	10	1,079	17	3,059
Commercial and industrial	1	17	—	—

Total	11	$1,096	17	$3,059

The following is a presentation of total foreclosed assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,206	$9,423
Construction/land development	4,742	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	4,321	2,076
Multifamily residential	1,520	443

Total foreclosed assets held for sale	$18,789	$15,951

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

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the six-month period ended June 30, 2017 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$38,212	$159,564
Reforecasted future interest payments for loan pools	1,913	—
Accretion recorded to interest income	(10,172)	10,172
Acquisitions of GHI and BOC	3,114	30,578
Adjustment to yield	1,699	—
Transfers to foreclosed assets held for sale	—	(698)
Payments received, net	—	(33,004)

Balance at end of period	$34,766	$166,612

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $1.9 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2017 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $1.7 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$377,983
Acquisitions	42,958	—

Balance, end of period	$420,941	$377,983

	June 30, 2017	December 31, 2016
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$18,311	$21,443
Acquisition	4,378	—
Amortization expense	(1,670)	(1,608)

Balance, June 30	$21,019	19,835

Amortization expense		(1,524)

Balance, end of year		$18,311

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2017 and December 31, 2016 were:

	June 30, 2017	December 31, 2016
	(In thousands)
Gross carrying basis	$55,756	$51,378
Accumulated amortization	(34,737)	(33,067)

Net carrying amount	$21,019	$18,311

Core deposit and other intangible amortization expense was approximately $866,000 and $763,000 for the three months ended June 30, 2017 and 2016, respectively. Core deposit and other intangible amortization expense was approximately $1.7 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. Including all of the mergers completed as of June 30, 2017, the Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2017 through 2021 is approximately: 2017 – $3.3 million; 2018 – $3.5 million; 2019 – $3.4 million; 2020 – $2.8 million; 2021 – $2.7 million.

The carrying amount of the Company’s goodwill was $420.9 million and $378.0 million at June 30, 2017 and December 31, 2016, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consists primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2017 and December 31, 2016 other assets were $136.5 million and $129.3 million, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $117.5 million and $112.4 million at June 30, 2017 and December 31, 2016, respectively, and are accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $634.8 million and $569.1 million at June 30, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $961.7 million and $842.9 million at June 30, 2017 and December 31, 2016, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $1.9 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $3.6 million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 and December 31, 2016, brokered deposits were $634.4 million and $502.5 million, respectively.

Deposits totaling approximately $1.20 billion and $1.23 billion at June 30, 2017 and December 31, 2016, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At June 30, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $133.7 million and $121.3 million, respectively. For the three-month periods ended June 30, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $128.7 million and $115.8 million, respectively. For the six-month periods ended June 30, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $126.4 million and $122.4 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2017 and December 31, 2016 is presented in the following tables:

	June 30, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,514	$—	$—	$—	$11,514
Mortgage-backed securities	18,420	—	—	—	18,420
State and political subdivisions	82,048	—	—	—	82,048
Other securities	21,759	—	—	—	21,759

Total borrowings	$133,741	$—	$—	$—	$133,741

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$1,918	$—	$—	$—	$1,918
Mortgage-backed securities	22,691	—	—	—	22,691
State and political subdivisions	74,559	—	—	—	74,559
Other securities	22,122	—	—	—	22,122

Total borrowings	$121,290	$—	$—	$—	$121,290

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $1.10 billion and $1.31 billion at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $200.0 million and $899.5 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.64% to 5.96% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2017 include: 2017 – $325.4 million; 2018 – $459.1 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $566.3 million and $516.2 million at June 30, 2017 and December 31, 2016, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2017 and December 31, 2016, respectively.

11. Other Borrowings

The Company had zero other borrowings at June 30, 2017. The Company took out a $20.0 million line of credit for general corporate purposes during 2015, but the balance on this line of credit at June 30, 2017 and December 31, 2016 was zero.

12. Subordinated Debentures

Subordinated debentures consists of subordinated debt securities and guaranteed payments on trust preferred securities. As of June 30, 2017 and December 31, 2016, subordinated debentures were $357.8 million and $60.8 million, respectively.

Subordinated debentures at June 30, 2017 and December 31, 2016 contained the following components:

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,012	—

Total	$357,838	$60,826

Trust Preferred Securities. The Company holds $60.8 million of trust preferred securities which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

Subordinated Debt Securities. On April 3, 2017, the Company completed an underwritten public offering of $300.0 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”) for net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The Notes are unsecured, subordinated debt obligations and mature on April 15, 2027. From and including the date of issuance to, but excluding April 15, 2022, the Notes bear interest at an initial rate of 5.625% per annum. From and including April 15, 2022 to, but excluding the maturity date or earlier redemption, the Notes will bear interest at a floating rate equal to three-month LIBOR as calculated on each applicable date of determination plus a spread of 3.575%; provided, however, that in the event three-month LIBOR is less than zero, then three-month LIBOR shall be deemed to be zero.

The Company may, beginning with the interest payment date of April 15, 2022, and on any interest payment date thereafter, redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest to but excluding the date of redemption. The Company may also redeem the Notes at any time, including prior to April 15, 2022, at its option, in whole but not in part, if: (i) a change or prospective change in law occurs that could prevent the Company from deducting interest payable on the Notes for U.S. federal income tax purposes; (ii) a subsequent event occurs that could preclude the Notes from being recognized as Tier 2 capital for regulatory capital purposes; or (iii) the Company is required to register as an investment company under the Investment Company Act of 1940, as amended; in each case, at a redemption price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest to but excluding the redemption date. The Notes provide the Company with additional Tier 2 regulatory capital to support expected future growth.

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Current:
Federal	$29,278	$17,488	$48,669	$37,693
State	5,815	3,474	9,667	7,487

Total current	35,093	20,962	58,336	45,180

Deferred:
Federal	(4,014)	4,224	(2,236)	4,661
State	(797)	839	(444)	926

Total deferred	(4,811)	5,063	(2,680)	5,587

Income tax expense	$30,282	$26,025	$55,656	$50,767

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of non-taxable interest income	(1.36)	(1.54)	(1.43)	(1.58)
Effect of gain on acquisitions	—	—	(0.87)	—
Stock compensation	(0.07)	—	(0.55)	—
State income taxes, net of federal benefit	4.12	4.06	4.03	4.07
Other	(0.02)	(0.09)	0.29	(0.08)

Effective income tax rate	37.67%	37.43%	36.47%	37.41%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$31,649	$31,381
Deferred compensation	2,567	3,925
Stock compensation	3,121	669
Real estate owned	3,464	2,296
Loan discounts	20,119	9,157
Tax basis premium/discount on acquisitions	13,318	14,757
Investments	1,394	1,957
Other	8,001	8,361

Gross deferred tax assets	83,633	72,503

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,097	2,154
Unrealized gain on securities available-for-sale	4,159	258
Core deposit intangibles	6,065	4,950
FHLB dividends	1,926	1,926
Other	2,018	1,917

Gross deferred tax liabilities	15,265	11,205

Net deferred tax assets	$68,368	$61,298

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

Stock Repurchases

On January 20, 2017, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During the first six months of 2017, the Company utilized a portion of this stock repurchase program.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April1 through April 30, 2017	20,000	$25.80	20,000	6,064,936
May 1 through May 31, 2017	246,100	24.81	246,100	5,818,836
June 1 through June 30, 2017	153,900	23.86	153,900	5,664,936

Total	420,000		420,000

During first six months of 2017, the Company repurchased a total of 420,000 shares with a weighted-average stock price of $24.51 per share. The 2017 earnings were used to fund the repurchases during the year. Shares repurchased to date under the program total 4,087,064 shares. The remaining balance available for repurchase is 5,664,936 shares at June 30, 2017.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 11,288,000 shares (split adjusted). The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of June 30, 2017, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000 (split adjusted). At June 30, 2017, the Company had approximately 2,405,000 shares of common stock remaining available for future grants and approximately 4,729,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2017 was $20.6 million and $11.3 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $6.0 million as of June 30, 2017. For the first six months of 2017, the Company has expensed approximately $863,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at June 30, 2017 and December 31, 2016 and changes during the six-month period and year then ended:

	For the Six Months Ended June 30, 2017		For the Year Ended December 31, 2016
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,397	$15.19	2,794	$12.71
Granted	80	25.96	140	21.25
Forfeited/Expired	—	—	(14)	17.28
Exercised	(153)	7.53	(523)	3.50

Outstanding, end of period	2,324	16.07	2,397	15.19

Exercisable, end of period	897	$12.34	639	$8.88

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2017 was $7.10 per share. The weighted-average fair value of options granted during the year ended December 31, 2016 was $5.08 per share (split adjusted). The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016

Expected dividend yield	1.39%	1.65%
Expected stock price volatility	28.47%	26.66%
Risk-free interest rate	2.06%	1.65%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2017:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.10 to $2.66	19	1.68	$2.55	19	$2.55
$4.27 to $4.62	91	0.55	4.28	91	4.28
$5.08 to $6.56	123	4.15	6.45	123	6.45
$8.62 to $9.54	284	5.68	9.09	224	9.08
$14.71 to $16.86	262	7.26	16.00	124	16.12
$17.12 to $17.40	215	7.43	17.19	94	17.21
$18.46 to $18.46	1,050	8.15	18.46	184	18.46
$20.16 to $20.58	80	8.27	20.37	14	20.34
$21.25 to $21.25	120	8.81	21.25	24	21.25
$25.96 to $25.96	80	9.81	25.96	—	—

	2,324			897

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2017 and December 31, 2016 and changes during the period and year then ended:

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Beginning of year	958	975
Issued	146	244
Vested	(45)	(256)
Forfeited	—	(5)

End of period	1,059	958

Amount of expense for six months and twelve months ended, respectively	$2,569	$4,049

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $13.3 million as of June 30, 2017.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Salaries and employee benefits	$28,034	$25,437	$55,455	$49,395
Occupancy and equipment	7,034	6,509	13,715	13,180
Data processing expense	2,863	2,766	5,586	5,430
Other operating expenses:
Advertising	812	733	1,510	1,556
Merger and acquisition expenses	789	—	7,516	—
Amortization of intangibles	866	763	1,670	1,608
Electronic banking expense	1,654	1,237	3,173	2,693
Directors’ fees	324	289	637	564
Due from bank service charges	456	337	876	642
FDIC and state assessment	1,182	1,446	2,470	2,892
Insurance	543	544	1,121	1,077
Legal and accounting	474	658	1,101	1,181
Other professional fees	1,233	1,044	2,386	1,969
Operating supplies	477	419	944	855
Postage	295	260	581	546
Telephone	398	455	722	942
Other expense	3,569	4,690	6,681	8,705

Total other operating expenses	13,072	12,875	31,388	25,230

Total non-interest expense	$51,003	$47,587	$106,144	$93,235

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

Although the Company has a diversified loan portfolio, at June 30, 2017 and December 31, 2016, commercial real estate loans represented 60.8% and 59.1% of total loans receivable, respectively, and 322.6% and 328.9% of total stockholders’ equity, respectively. Residential real estate loans represented 24.4% and 23.0% of total loans receivable and 129.6% and 127.8% of total stockholders’ equity at June 30, 2017 and December 31, 2016, respectively.

Approximately 89.6% of the Company’s total loans and 90.7% of the Company’s real estate loans as of June 30, 2017, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Although general economic conditions in the Company’s market areas have improved, both nationally and locally, over the past three years and have shown signs of continued improvement, financial institutions still face circumstances and challenges which, in some cases, have resulted and could potentially result, in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

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

At June 30, 2017 and December 31, 2016, commitments to extend credit of $1.89 billion and $1.82 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2017 and December 31, 2016, is $45.8 million and $41.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2017, the Company requested approximately $38.1 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 37.0% of the Company’s banking subsidiary’s year-to-date 2017 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2017, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2017, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.79%, 10.54%, 12.47%, and 16.78%, respectively, as of June 30, 2017.

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

In connection with the BOC acquisition, accounted for using the purchase method, the Company acquired approximately $178.1 million in assets, including $4.6 million in cash and cash equivalents, assumed $170.1 million in liabilities, issued no equity and paid approximately $4.2 million in cash. As a result, the Company recorded a bargain purchase gain of $3.8 million.

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2017	2016
	(In thousands)
Interest paid	$20,491	$14,572
Income taxes paid	74,542	47,250
Assets acquired by foreclosure	9,137	6,440

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2017 and December 31, 2016, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2017 and 2016.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $75.2 million and $91.5 million as of June 30, 2017 and December 31, 2016, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $111,000 and $239,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2017 and 2016, respectively. The Company reversed approximately $209,000 and $307,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2017 and 2016, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2017 and December 31, 2016, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $18.8 million and $16.0 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $144,000 were remeasured during the six months ended June 30, 2017, resulting in a write-down of approximately $144,000.

Regulatory guidelines require us to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	June 30, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$460,488	$460,488	1
Federal funds sold	—	—	N/A
Investment securities – held-to-maturity	254,161	258,682	2
Loans receivable, net of impaired loans and allowance	7,679,164	7,517,442	3
Accrued interest receivable	32,445	32,445	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,957,677	$1,957,677	1
Savings and interest-bearing transaction accounts	4,335,456	4,335,456	1
Time deposits	1,474,255	1,459,915	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	133,741	133,741	1
FHLB and other borrowed funds	1,099,478	1,100,398	2
Accrued interest payable	6,619	6,619	1
Subordinated debentures	357,838	357,838	3

	December 31, 2016
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$216,649	$216,649	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	284,176	287,038	2
Loans receivable, net of impaired loans and allowance	7,216,199	7,131,199	3
Accrued interest receivable	30,838	30,838	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,695,184	$1,695,184	1
Savings and interest-bearing transaction accounts	3,963,241	3,963,241	1
Time deposits	1,284,002	1,275,634	3
Securities sold under agreements to repurchase	121,290	121,290	1
FHLB and other borrowed funds	1,305,198	1,311,280	2
Accrued interest payable	1,920	1,920	1
Subordinated debentures	60,826	60,826	3

21. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. ASU 2014-10’s effective date and transition provisions are aligned with the requirements in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-12’s effective date and transition provisions are aligned with the requirements in ASU 2014-09

The guidance issued in ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12 permit two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company plans to adopt the new standard effective January 1, 2018 and apply it prospectively. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements. Only a portion of the Company’s revenues are impacted by this guidance because the guidance does not apply to revenue on contracts accounted for under the financial instruments or insurance contracts standards. The Company’s evaluation process includes, but is not limited to, identifying contracts within the scope of the guidance, reviewing and documenting its accounting for these contracts, and identifying and determining the accounting for any related contract costs. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments effective January 1, 2017. The Company has a stock-based compensation plan for which the ASU 2016-09 guidance results in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the previous accounting treatment, which requires excess tax benefits to be recognized as an adjustment to additional paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are now classified as an operating activity in the statement of cash flows instead of the current accounting treatment, which required it to be classified as both an operating and a financing activity. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operation as a result of the adoption and implementation of ASU 2016-09. For additional information on the stock-based compensation plan, see Note 14.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company is currently evaluating the impact, if any, ASU 2016-11 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements; however, the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and have developed an in-house data warehouse as well as developed asset quality forecast models in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently evaluating the impact, if any, ASU 2016-15 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company is currently evaluating the impact, if any, ASU 2016-16 will have on its financial position, results of operations, and its financial statement disclosure. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The Company is currently evaluating the impact, if any, ASU 2016-18 will have on its financial position, results of operations, and its financial statement disclosure. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company is currently evaluating the impact, if any, ASU 2017-01 will have on its financial position, results of operations, and its financial statement disclosure. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

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

In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary under ASC 810 and (2) control of the asset is transferred in accordance with ASC 606. The entity therefore has to consider repurchase agreements (e.g., a call option to repurchase the ownership interest in a subsidiary) in its assessment and may not be able to derecognize the nonfinancial assets, even though it no longer has a controlling financial interest in a subsidiary in accordance with ASC 810. The ASU illustrates the application of this guidance in ASC 610-20-55-15 and 55-16. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. If the entity decides to early adopt the ASU’s guidance, it must also early adopt ASC 606 (and vice versa). The Company is currently evaluating the impact, if any, ASU 2017-05 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, ASU 2017-08 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate any modifications to its existing awards and therefore the adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, ASU 2017-11 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of June 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three- and six-month periods ended June 30, 2017 and 2016, and the related statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

August 4, 2017

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2017, we had, on a consolidated basis, total assets of $10.87 billion, loans receivable, net of $7.75 billion, total deposits of $7.77 billion, and stockholders’ equity of $1.48 billion.

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

Table 1: Key Financial Measures
	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Total assets	$10,872,228	$9,582,126	$10,872,228	$9,582,126
Loans receivable	7,834,475	7,022,156	7,834,475	7,022,156
Allowance for loan losses	80,138	74,341	80,138	74,341
Total deposits	7,767,388	6,712,948	7,767,388	6,712,948
Total stockholders’ equity	1,476,032	1,264,915	1,476,032	1,264,915
Net income	50,097	43,509	96,953	84,936
Basic earnings per share	0.35	0.31	0.68	0.61
Diluted earnings per share	0.35	0.31	0.68	0.60
Annualized net interest margin – FTE	4.50%	4.83%	4.60%	4.82%
Efficiency ratio	37.48	37.52	39.12	37.51
Annualized return on average assets	1.86	1.83	1.86	1.81
Annualized return on average common equity	13.83	14.11	13.84	13.94

Overview

Results of Operations for Three Months Ended June 30, 2017 and 2016

Our net income increased $6.6 million, or 15.1%, to $50.1 million for the three-month period ended June 30, 2017, from $43.5 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.35 per share and $0.31 per share for the three-month periods ended June 30, 2017 and 2016, respectively. Excluding the $789,000 of merger expenses, net income was $50.7 million, and diluted earnings per share was $0.35 per share for the three months ended June 30, 2017. The $7.2 million increase in net income, excluding merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in second quarter of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.83% for the three-month period ended June 30, 2016 to 4.50% for the three-month period ended June 30, 2017. The yield on loans was 5.78% and 5.81% for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, we recognized $8.5 million and $11.0 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.11% and 4.24% for the three months ended June 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.28% and 5.09% for the three months ended June 30, 2017 and 2016, respectively. The net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same quarter in 2016, and by our strategic decision to keep excess cash liquidity on the books during the second quarter of 2017.

Our efficiency ratio was 37.48% for the three months ended June 30, 2017, compared to 37.52% for the same period in 2016. For the second quarter of 2017, our core efficiency ratio was 37.29%, which increased from the 36.84% reported for second quarter of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 1.86% for the three months ended June 30, 2017, compared to 1.83% for the same period in 2016. Our annualized return on average common equity was 13.83% for the three months ended June 30, 2017, compared to 14.11% for the same period in 2016.

Results of Operations for Six Months Ended June 30, 2017 and 2016

Our net income increased $12.0 million, or 14.1%, to $97.0 million for the six-month period ended June 30, 2017, from $84.9 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.68 per share and $0.60 per share for the six-month periods ended June 30, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition and $7.5 million of merger expenses, net income was $98.1 million and diluted earnings per share was $0.68 per share for the six months ended June 30, 2017. The $13.1 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in first six months of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.82% for the six-month period ended June 30, 2016 to 4.60% for the six-month period ended June 30, 2017. The yield on loans was 5.72% and 5.80% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized $16.1 million and $21.7 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.21% and 4.23% for the six months ended June 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.09% for the six months ended June 30, 2017 and 2016, respectively. The net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during the first six months of 2017.

Our efficiency ratio was 39.12% for the six months ended June 30, 2017, compared to 37.51% for the same period in 2016. For the first six months of 2017, our core efficiency ratio was 37.13%, which increased from the 36.88% reported for first six months of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gains and losses.

Our annualized return on average assets was 1.86% for the six months ended June 30, 2017, compared to 1.81% for the same period in 2016. Our annualized return on average common equity was 13.84% for the six months ended June 30, 2017, compared to 13.94% for the same period in 2016.

Financial Condition as of and for the Period Ended June 30, 2017 and December 31, 2016

Our total assets as of June 30, 2017 increased $1.06 billion to $10.87 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $446.8 million to $7.83 billion as of June 30, 2017, from $7.39 billion as of December 31, 2016. This increase is a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $148.5 million to $1.48 billion as of June 30, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $71.4 million increase in retained earnings combined with the $6.0 million of comprehensive income during the first six months offset by the repurchase of $10.3 million of our common stock. The annualized improvement in stockholders’ equity for the first six months of 2017, excluding the $77.5 million of common stock issued to the GHI shareholders, was 10.8%.

As of June 30, 2017, our non-performing loans decreased to $46.9 million, or 0.60%, of total loans from $63.1 million, or 0.85%, of total loans as of December 31, 2016. The allowance for loan losses as a percent of non-performing loans increased to 170.99% as of June 30, 2017, compared to 126.74% as of December 31, 2016. Non-performing loans from our Arkansas franchise were $22.0 million at June 30, 2017 compared to $28.5 million as of December 31, 2016. Non-performing loans from our Florida franchise were $24.6 million at June 30, 2017 compared to $34.0 million as of December 31, 2016. Non-performing loans from our Alabama franchise were $306,000 at June 30, 2017 compared to $656,000 as of December 31, 2016. There were no non-performing loans from our Centennial CFG franchise.

As of June 30, 2017, our non-performing assets decreased to $65.7 million, or 0.60%, of total assets from $79.1 million, or 0.81%, of total assets as of December 31, 2016. Non-performing assets from our Arkansas franchise were $33.4 million at June 30, 2017 compared to $41.0 million as of December 31, 2016. Non-performing assets from our Florida franchise were $31.3 million at June 30, 2017 compared to $36.8 million as of December 31, 2016. Non-performing assets from our Alabama franchise were $947,000 at June 30, 2017 compared to $1.2 million as of December 31, 2016. There were no non-performing assets from our Centennial CFG franchise.

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

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $327.8 million in loans after $8.1 million of loan discounts, and $304.0 million in deposits.

Acquisition of The Bank of Commerce

On February 28, 2017, the Company completed its previously announced acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between the Company and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. The Company merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

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

Under the terms of the acquisition agreement, the Company paid an aggregate of approximately $4.2 million in cash for the acquisition, which included the purchase of all outstanding shares of BOC common stock, the discounted purchase of certain subordinated debentures issued by BOC from the existing holders of the subordinated debentures, and an expense reimbursement to BCHI for approved administrative claims in connection with the bankruptcy proceeding.

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

On March 27, 2017, the Company and Centennial entered into a definitive agreement and plan of merger with Stonegate Bank (“Stonegate”). The merger agreement provides that Stonegate will merge with and into Centennial (the “Merger”). Under the terms of the acquisition agreement, shareholders of Stonegate will receive, in the aggregate, proceeds from the transaction of approximately $749.8 million, consisting of $50.0 million in cash and $699.7 million of HBI common stock. In addition, the holders of outstanding stock options of Stonegate will receive approximately $28.6 million in cash in connection with the cancellation of their options immediately before the Merger, for a total transaction value of approximately $778.4 million. The number of shares of HBI common stock to be issued to Stonegate shareholders will be determined based on the volume-weighted average closing price per share of HBI common stock for the 20 consecutive trading days ending on the third trading day prior to the closing date (the “Average Closing Price”). In addition, if the Average Closing Price of HBI common stock as of the closing date is equal to $35.19 or greater or $22.52 or less, then the Average Closing Price will be fixed at $35.19 or $22.52, respectively. The acquisition is expected to close early in the fourth quarter of 2017, and is subject to the approval of the shareholders of the Company and Stonegate, regulatory approvals, and other customary conditions set forth in the agreement

As of June 30, 2017, Stonegate had approximately $3.13 billion in total assets, $2.44 billion in loans and $2.62 billion in customer deposits. Stonegate is conducting banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

We will continue evaluating all types of potential bank acquisitions to determine what is in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During the second quarter of 2017, the Company opened a branch location in Clearwater, Florida and a loan production office in Los Angeles under the management of Centennial CFG.

As a result of our continued focus on efficiency, during the second quarter the Company closed one branch in Sarasota, Florida and two branches in Ft. Lauderdale, Florida. During the remainder of 2017, we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of June 30, 2017, we had 76 branches in Arkansas, 65 branches in Florida, 6 branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Six Months Ended June 30, 2017 and 2016

Our net income increased $6.6 million, or 15.1%, to $50.1 million for the three-month period ended June 30, 2017, from $43.5 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.35 per share and $0.31 per share for the three-month periods ended June 30, 2017 and 2016, respectively. Excluding the $789,000 of merger expenses, net income was $50.7 million, and diluted earnings per share was $0.35 per share for the three months ended June 30, 2017. The $7.2 million increase in net income, excluding merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in second quarter of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our net income increased $12.0 million, or 14.1%, to $97.0 million for the six-month period ended June 30, 2017, from $84.9 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.68 per share and $0.60 per share for the six-month periods ended June 30, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition and $7.5 million of merger expenses, net income was $98.1 million and diluted earnings per share was $0.68 per share for the six months ended June 30, 2017. The $13.1 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in provision for loan losses in first six months of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and six-month periods ended June 30, 2017 and 2016).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 75 basis points and is currently at 1.25% to 1.00%.

Our GAAP net interest margin decreased from 4.83% for the three-month period ended June 30, 2016 to 4.50% for the three-month period ended June 30, 2017. The yield on loans was 5.78% and 5.81% for the three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017 and 2016, we recognized $8.5 million and $11.0 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.11% and 4.24% for the three months ended June 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.28% and 5.09% for the three months ended June 30, 2017 and 2016, respectively. The net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same quarter in 2016, and by our strategic decision to keep excess cash liquidity on the books during the second quarter of 2017.

Our GAAP net interest margin decreased from 4.82% for the six-month period ended June 30, 2016 to 4.60% for the six-month period ended June 30, 2017. The yield on loans was 5.72% and 5.80% for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017 and 2016, we recognized $16.1 million and $21.7 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.21% and 4.23% for the six months ended June 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.09% for the six months ended June 30, 2017 and 2016, respectively. The net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during the first six months of 2017.

Net interest income on a fully taxable equivalent basis increased $6.3 million, or 6.2%, to $109.4 million for the three-month period ended June 30, 2017, from $103.0 million for the same period in 2016. This increase in net interest income for the three-month period ended June 30, 2017 was the result of a $14.4 million increase in interest income offset by an $8.1 million increase in interest expense. The $14.4 million increase in interest income was primarily the result of a higher level of earning assets combined with higher yields on our interest earning assets, primarily taxable investment securities. The higher level of earning assets resulted in an increase in interest income of approximately $13.3 million. The rising yield on our interest earning assets, primarily taxable investment securities, offset by a $2.5 million reduction in loan accretion income resulted in an approximately $1.1 million increase in interest income. The $8.1 million increase in interest expense for the three-month period ended June 30, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a rising interest rate environment combined with an increase in the higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a rising interest rate environment resulted in an approximately $4.6 million increase in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $3.5 million.

Net interest income on a fully taxable equivalent basis increased $13.1 million, or 6.5%, to $216.2 million for the six-month period ended June 30, 2017, from $203.0 million for the same period in 2016. This increase in net interest income for the six-month period ended June 30, 2017 was the result of a $23.7 million increase in interest income offset by a $10.5 million increase in interest expense. The $23.7 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our interest earning assets, specifically on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $25.2 million. The lower yield, primarily caused by a $5.6 million reduction in loan accretion income, resulted in an approximately $1.5 million decrease in interest income. The $10.5 million increase in interest expense for the six-month period ended June 30, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a rising interest rate environment combined with an increase in the higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a rising interest rate environment resulted in an approximately $7.1 million increase in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $3.4 million.

Additional information and analysis for our net interest margin can be found in Tables 18 through 20 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2017 and 2016, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2017 compared to the same periods in 2016.

Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest income	$122,863	$108,490	$237,357	$213,774
Fully taxable equivalent adjustment	2,016	1,974	4,027	3,947

Interest income – fully taxable equivalent	124,879	110,464	241,384	217,721
Interest expense	15,511	7,449	25,190	14,676

Net interest income – fully taxable equivalent	$109,368	$103,015	$216,194	$203,045

Yield on earning assets – fully taxable equivalent	5.14%	5.17%	5.14%	5.17%
Cost of interest-bearing liabilities	0.84	0.45	0.70	0.45
Net interest spread – fully taxable equivalent	4.30	4.72	4.44	4.72
Net interest margin – fully taxable equivalent	4.50	4.83	4.60	4.82

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30, 2017 vs. 2016	Six Months Ended June 30, 2017 vs. 2016

	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$13,326	$25,213
Increase (decrease) in interest income due to change in earning asset yields	1,089	(1,550)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(3,492)	(3,395)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(4,570)	(7,119)

Increase (decrease) in net interest income	$6,353	$13,149

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2017 and 2016, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$303,997	$727	0.96%	$112,537	$106	0.38%
Federal funds sold	1,427	4	1.12	1,509	1	0.27
Investment securities – taxable	1,256,202	6,434	2.05	1,170,091	5,145	1.77
Investment securities – non-taxable	346,708	4,812	5.57	332,091	4,611	5.58
Loans receivable	7,829,615	112,902	5.78	6,969,727	100,601	5.81

Total interest-earning assets	9,737,949	$124,879	5.14	8,585,955	$110,464	5.17

Non-earning assets	1,055,821			976,669

Total assets	$10,793,770			$9,562,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,292,389	$4,313	0.40%	$3,677,650	$2,141	0.23%
Time deposits	1,443,228	2,497	0.69	1,393,023	1,713	0.49

Total interest-bearing deposits	5,735,617	6,810	0.48	5,070,673	3,854	0.31

Federal funds purchased	—	—	—	330	1	1.22
Securities sold under agreement to repurchase	128,661	196	0.61	115,849	134	0.47
FHLB and other borrowed funds	1,177,510	3,710	1.26	1,402,465	3,074	0.88
Subordinated debentures	351,659	4,795	5.47	60,826	386	2.55

Total interest-bearing liabilities	7,393,447	15,511	0.84	6,650,143	7,449	0.45

Non-interest bearing liabilities
Non-interest bearing deposits	1,899,865			1,611,282
Other liabilities	47,359			61,119

Total liabilities	9,340,671			8,322,544
Stockholders’ equity	1,453,099			1,240,080

Total liabilities and stockholders’ equity	$10,793,770			$9,562,624

Net interest spread			4.30%			4.72%
Net interest income and margin		$109,368	4.50%		$103,015	4.83%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$237,617	$1,035	0.88%	$110,842	$208	0.38%
Federal funds sold	1,305	6	0.93	2,279	5	0.44
Investment securities – taxable	1,183,588	11,912	2.03	1,173,843	10,595	1.82
Investment securities – non-taxable	346,895	9,598	5.58	335,539	9,209	5.52
Loans receivable	7,708,264	218,833	5.72	6,849,394	197,704	5.80

Total interest-earning assets	9,477,669	$241,384	5.14	8,471,897	$217,721	5.17

Non-earning assets	1,020,474			974,726

Total assets	$10,498,143			$9,446,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,216,025	$7,690	0.37%	$3,635,782	$4,159	0.23%
Time deposits	1,400,501	4,606	0.66	1,393,307	3,329	0.48

Total interest-bearing deposits	5,616,526	12,296	0.44	5,029,089	7,488	0.30

Federal funds purchased	—	—	0.00	470	2	0.86
Securities sold under agreement to repurchase	126,390	361	0.58	122,373	279	0.46
FHLB and other borrowed funds	1,274,823	7,299	1.15	1,385,461	6,144	0.89
Subordinated debentures	207,043	5,234	5.10	60,826	763	2.52

Total interest-bearing liabilities	7,224,782	25,190	0.70	6,598,219	14,676	0.45

Non-interest bearing liabilities
Non-interest bearing deposits	1,808,660			1,562,725
Other liabilities	52,062			60,505

Total liabilities	9,085,504			8,221,449
Stockholders’ equity	1,412,639			1,225,174

Total liabilities and stockholders’ equity	$10,498,143			$9,446,623

Net interest spread			4.44%			4.72%
Net interest income and margin		$216,194	4.60%		$203,045	4.82%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2017 compared to the same periods in 2016, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended June 30, 2017 over 2016			Six Months Ended June 30, 2017 over 2016
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$326	$295	$621	$384	$443	$827
Federal funds sold	—	3	3	(3)	4	1
Investment securities – taxable	398	891	1,289	89	1,228	1,317
Investment securities – non-taxable	203	(2)	201	313	76	389
Loans receivable	12,399	(98)	12,301	24,430	(3,301)	21,129

Total interest income	13,326	1,089	14,415	25,213	(1,550)	23,663

Interest expense:
Interest-bearing transaction and savings deposits	407	1,765	2,172	748	2,783	3,531
Time deposits	64	720	784	17	1,260	1,277
Federal funds purchased	—	(1)	(1)	(1)	(1)	(2)
Securities sold under agreement to repurchase	16	46	62	9	73	82
FHLB borrowed funds	(551)	1,187	636	(521)	1,676	1,155
Subordinated debentures	3,556	853	4,409	3,143	1,328	4,471

Total interest expense	3,492	4,570	8,062	3,395	7,119	10,514

Increase (decrease) in net interest income	$9,834	$(3,481)	$6,353	$21,818	$(8,669)	$13,149

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

There was $387,000 and $5.7 million of provision for loan losses for the three months ended June 30, 2017 and 2016, respectively. We experienced a $5.3 million decrease in the provision for loan losses during the second quarter of 2017 versus the second quarter of 2016. This $5.3 million decrease is primarily a result of reduced provisioning from lower net charge-offs, improved asset quality and lower organic loan growth versus the second quarter of 2016.

There was $4.3 million and $11.4 million of provision for loan losses for the six months ended June 30, 2017 and 2016, respectively. We experienced a $7.1 million decrease in the provision for loan losses during the first six months of 2017 versus the first six months of 2016. This $7.1 million decrease is primarily a result of reduced provisioning from lower net charge-offs, improved asset quality and lower organic loan growth versus the first six months of 2016.

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

Non-Interest Income

Total non-interest income was $24.4 million and $50.9 million for the three and six-month periods ended June 30, 2017, compared to $21.8 million and $41.2 million for the same periods in 2016, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and six-month periods ended June 30, 2017 and 2016, respectively, as well as changes for the three and six-month periods ended June 30, 2017 compared to the same period in 2016.

Table 6: Non-Interest Income

	Three Months Ended June 30,		2017 Change		Six Months Ended June 30,		2017 Change
	2017	2016	from 2016		2017	2016	from 2016
	(Dollars in thousands)
Service charges on deposit accounts	$5,966	$6,151	$(185)	(3.0)%	$11,948	$12,080	$(132)	(1.1)%
Other service charges and fees	8,576	7,968	608	7.6	17,493	15,085	2,408	16.0
Trust fees	309	359	(50)	(13.9)	765	763	2	0.3
Mortgage lending income	3,750	3,481	269	7.7	6,541	6,344	197	3.1
Insurance commissions	465	617	(152)	(24.6)	1,010	1,274	(264)	(20.7)
Increase in cash value of life insurance	463	353	110	31.2	773	748	25	3.3
Dividends from FHLB, FRB, Bankers’ Bank & other	472	719	(247)	(34.4)	1,621	1,339	282	21.1
Gain on acquisitions	—	—	—	—	3,807	—	3,807	100.0
Gain on sale of SBA loans	387	79	308	389.9	575	79	496	627.8
Gain (loss) on sale of branches, equipment and other assets, net	431	840	(409)	(48.7)	375	787	(412)	(52.4)
Gain (loss) on OREO, net	393	(941)	1,334	141.8	514	(845)	1,359	160.8
Gain (loss) on securities, net	380	15	365	2,433.3	803	25	778	3,112.0
FDIC indemnification accretion/(amortization), net	—	(410)	410	100.0	—	(772)	772	100.0
Other income	2,825	2,541	284	11.2	4,662	4,302	360	8.4

Total non-interest income	$24,417	$21,772	$2,645	12.1%	$50,887	$41,209	$9,678	23.5%

Non-interest income increased $2.6 million, or 12.1%, to $24.4 million for the three-month period ended June 30, 2017 from $21.8 million for the same period in 2016. Non-interest income increased $9.7 million, or 23.5%, to $50.9 million for the six-month period ended June 30, 2017 from $41.2 million for the same period in 2016. Non-interest income excluding gain on acquisitions increased $5.9 million, or 14.2%, to $47.1 million for the six months ended June 30, 2017 from $41.2 million for the same period in 2016.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, net gain on OREO, net gain on securities, and amortization on our former FDIC indemnification asset.

Additional details for the three months ended June 30, 2017 on some of the more significant changes are as follows:

•	The $608,000 increase in other service charges and fees is primarily from our first quarter 2017 acquisitions plus additional loan payoff fees generated by Centennial CFG.

•	The $247,000 decrease in dividends from FHLB, FRB, Bankers’ Bank and other is primarily the result of the Fixing America’s Surface Transportation (“FAST”) Act of 2015, which applies to banks over $10 billion. The FAST Act of 2015 pertains to the dividend paid on our Federal Reserve Bank stock and is limited to the lesser of the yield on the 10-year Treasury note or 6% for those banks with assets greater than $10 billion.

•	The $1.3 million increase in gain (loss) on OREO, net, is primarily related to realizing gains on sale from OREO properties during the second quarter of 2017 versus the revaluation of seven OREO properties during the second quarter of 2016.

•	The $365,000 increase in gain (loss) on securities, net, is a result of a strategic decision to recognize the long-term capital gains on sales of investment securities when compared to the same period in 2016.

•	The $410,000 increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

Additional details for the six months ended June 30, 2017 on some of the more significant changes are as follows:

•	The $2.4 million increase in other service charges and fees is primarily from our first quarter 2017 acquisitions plus additional loan payoff fees generated by Centennial CFG and approximately $615,000 of MasterCard incentive income received in the first quarter of 2017.

•	The $1.4 million increase in gain (loss) on OREO is primarily related to realizing gains on sale from OREO properties during the first six months of 2017 versus the revaluation of seven OREO properties during the first six months of 2016.

•	The $778,000 increase in gain (loss) on securities, net, is a result of a strategic decision to recognize the long-term capital gains on sales of investment securities when compared to the same period in 2016.

•	The $772,000 increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and six-month periods ended June 30, 2017 and 2016, as well as changes for the three and six-month periods ended June 30, 2017 compared to the same period in 2016.

Table 7: Non-Interest Expense

	Three Months Ended June 30,		2017 Change		Six Months Ended June 30,		2017 Change
	2017	2016	from 2016		2017	2016	from 2016
	(Dollars in thousands)
Salaries and employee benefits	$28,034	$25,437	$2,597	10.2%	$55,455	$49,395	$6,060	12.3%
Occupancy and equipment	7,034	6,509	525	8.1	13,715	13,180	535	4.1
Data processing expense	2,863	2,766	97	3.5	5,586	5,430	156	2.9
Other operating expenses:
Advertising	812	733	79	10.8	1,510	1,556	(46)	(3.0)
Merger and acquisition expenses	789	—	789	100.0	7,516	—	7,516	100.0
Amortization of intangibles	866	763	103	13.5	1,670	1,608	62	3.9
Electronic banking expense	1,654	1,237	417	33.7	3,173	2,693	480	17.8
Directors’ fees	324	289	35	12.1	637	564	73	12.9
Due from bank service charges	456	337	119	35.3	876	642	234	36.4
FDIC and state assessment	1,182	1,446	(264)	(18.3)	2,470	2,892	(422)	(14.6)
Insurance	543	544	(1)	(0.2)	1,121	1,077	44	4.1
Legal and accounting	474	658	(184)	(28.0)	1,101	1,181	(80)	(6.8)
Other professional fees	1,233	1,044	189	18.1	2,386	1,969	417	21.2
Operating supplies	477	419	58	13.8	944	855	89	10.4
Postage	295	260	35	13.5	581	546	35	6.4
Telephone	398	455	(57)	(12.5)	722	942	(220)	(23.4)
Other expense	3,569	4,690	(1,121)	(23.9)	6,681	8,705	(2,024)	(23.3)

Total non-interest expense	$51,003	$47,587	$3,416	7.2%	$106,144	$93,235	$12,909	13.8%

Non-interest expense increased $3.4 million, or 7.2%, to $51.0 million for the three months ended June 30, 2017 from $47.6 million for the same period in 2016. Non-interest expense increased $12.9 million, or 13.8%, to $106.1 million for the six months ended June 30, 2017 from $93.2 million for the same period in 2016. Non-interest expense, excluding merger expenses, was $50.2 million and $98.6 million for the three and six months ended June 30, 2017, respectively, compared to $47.6 million and $93.2 million for the same periods in 2016, respectively.

The change in non-interest expense for 2017 when compared to 2016 is primarily related to the completion of our acquisitions, the normal increased cost of doing business and Centennial CFG.

Centennial CFG incurred $4.5 million and $9.1 million of non-interest expense during the three and six months ended June 30, 2017, respectively, compared to $3.8 million and $6.8 million of non-interest expense during the three and six months ended June 30, 2016, respectively. While the cost of doing business in New York City and Los Angeles is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During the second quarter and first six months of 2017, the Company had a write-down on vacant property from closed branches of approximately $47,000. This write-down is included in other expense.

During the second quarter and first six months of 2016, the Company had write-downs on vacant property from closed branches of approximately $1.2 million and $1.9 million, respectively. These write-downs are included in other expense.

Income Taxes

The income tax expense increased $4.3 million, or 16.4%, to $30.3 million for the three-month period ended June 30, 2017, from $26.0 million for the same period in 2016. The income tax expense increased $4.9 million, or 9.6%, to $55.7 million for the six-month period ended June 30, 2017, from $50.8 million for the same period in 2016. The effective income tax rate was 37.67% and 36.47% for the three and six-month periods ended June 30, 2017, compared to 37.43% and 37.41% for the same periods in 2016. The primary cause of the decrease in the year-to-date effective tax rate is a result of the $3.8 million of non-taxable gain on acquisitions offset by approximately $936,000 of non-deductible merger expenses during the first six months of 2017.

Financial Condition as of and for the Period Ended June 30, 2017 and December 31, 2016

Our total assets as of June 30, 2017 increased $1.06 billion to $10.87 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $446.8 million to $7.83 billion as of June 30, 2017, from $7.39 billion as of December 31, 2016. This increase is a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $148.5 million to $1.48 billion as of June 30, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $71.4 million increase in retained earnings combined with the $6.0 million of comprehensive income during the first six months offset by the repurchase of $10.3 million of our common stock. The annualized improvement in stockholders’ equity for the first six months of 2017, excluding the $77.5 million of common stock issued to the GHI shareholders, was 10.8%.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $7.83 billion and $6.97 billion during the three-month periods ended June 30, 2017 and 2016, respectively. Our loan portfolio averaged $7.71 billion and $6.85 billion during the six-month periods ended June 30, 2017 and 2016, respectively. Loans receivable were $7.83 billion as of June 30, 2017 compared to $7.39 billion as of December 31, 2016, which is a $446.8 million, or 12.2%, annualized increase.

During the first quarter of 2017, the Company acquired $446.3 million of loans, net of purchase accounting discounts. From December 31, 2016 to June 30, 2017, the Company produced organic loan growth of approximately $525,000 in addition to the acquired loans. Centennial CFG produced $40.3 million of net organic loan growth during the first six months of 2017 while the legacy footprint experienced significant net payoffs during the first six months of 2017, resulting in a net decline of $39.8 million.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.51 billion, $2.95 billion, $228.1 million and $1.15 billion as of June 30, 2017 in Arkansas, Florida, Alabama and Centennial CFG, respectively.

As of June 30, 2017, we had approximately $478.3 million of construction land development loans which were collateralized by land. This consisted of approximately $255.8 million for raw land and approximately $222.5 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of June 30, 2017 and December 31, 2016.

Table 8: Loans Receivable

	As of	As of
	June 30, 2017	December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$3,368,663	$3,153,121
Construction/land development	1,315,309	1,135,843
Agricultural	78,260	77,736
Residential real estate loans:
Residential 1-4 family	1,513,888	1,356,136
Multifamily residential	398,781	340,926

Total real estate	6,674,901	6,063,762
Consumer	38,424	41,745
Commercial and industrial	994,827	1,123,213
Agricultural	69,697	74,673
Other	56,626	84,306

Total loans receivable	$7,834,475	$7,387,699

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

As of June 30, 2017, commercial real estate loans totaled $4.76 billion, or 60.8% of loans receivable, as compared to $4.37 billion, or 59.1% of loans receivable, as of December 31, 2016. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $1.95 billion, $1.89 billion, $119.9 million and $801.0 million at June 30, 2017, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 40.2% and 49.2% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2017. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of June 30, 2017, residential real estate loans totaled $1.91 billion, or 24.4%, of loans receivable, compared to $1.70 billion, or 23.0% of loans receivable, as of December 31, 2016. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $871.8 million, $799.4 million, $78.3 million and $163.2 million at June 30, 2017, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2017, consumer loans totaled $38.4 million, or 0.5% of loans receivable, compared to $41.8 million, or 0.6% of loans receivable, as of December 31, 2016. Consumer loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $23.8 million, $13.6 million, $1.0 million and zero at June 30, 2017, respectively.

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

As of June 30, 2017, commercial and industrial loans totaled $994.8 million, or 12.7% of loans receivable, which is comparable to $1.12 billion, or 15.2% of loans receivable, as of December 31, 2016. Commercial and industrial loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $570.7 million, $212.7 million, $26.8 million and $184.6 million at June 30, 2017, respectively.

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

We have purchased loans with deteriorated credit quality in our June 30, 2017 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2017 and December 31, 2016. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Non-accrual loans	$32,426	$47,182
Loans past due 90 days or more (principal or interest payments)	14,442	15,942

Total non-performing loans	46,868	63,124

Other non-performing assets
Foreclosed assets held for sale, net	18,789	15,951
Other non-performing assets	3	3

Total other non-performing assets	18,792	15,954

Total non-performing assets	$65,660	$79,078

Allowance for loan losses to non-performing loans	170.99%	126.74%
Non-performing loans to total loans	0.60	0.85
Non-performing assets to total assets	0.60	0.81

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

Total non-performing loans were $46.9 million as of June 30, 2017, compared to $63.1 million as of December 31, 2016, for a decrease of $16.3 million. The $16.3 million decrease in non-performing loans is the result of a $6.5 million decrease in non-performing loans in our Arkansas franchise, a $9.4 million decrease in non-performing loans in our Florida franchise and a $350,000 decrease in non-performing loans in our Alabama franchise. Non-performing loans at June 30, 2017 are $22.0 million, $24.6 million, $306,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG franchises, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2017, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2017. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of June 30, 2017, we had $21.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida franchise contains $18.3 million and our Arkansas franchise contains $2.9 million of these restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2017, the amount of TDRs was $22.3 million, a decrease of 12.6% from $25.5 million at December 31, 2016. As of June 30, 2017 and December 31, 2016, 95.1% and 88.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $18.8 million as of June 30, 2017, compared to $16.0 million as of December 31, 2016 for an increase of $2.8 million. The foreclosed assets held for sale as of June 30, 2017 are comprised of $11.5 million of assets located in Arkansas, $6.7 million of assets located in Florida, $641,000 located in Alabama and zero from Centennial CFG.

During the first six months of 2017, we had two foreclosed properties with a carrying value greater than $1.0 million. The largest property is a development loan in Northwest Arkansas which was foreclosed in the first quarter of 2011. The carrying value was $2.0 million at June 30, 2017. The other property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at June 30, 2017. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2017, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2017 and December 31, 2016.

Table 10: Foreclosed Assets Held For Sale

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,206	$9,423
Construction/land development	4,742	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	4,321	2,076
Multifamily residential	1,520	443

Total foreclosed assets held for sale	$18,789	$15,951

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2017, average impaired loans were $87.7 million compared to $89.6 million as of December 31, 2016. As of June 30, 2017, impaired loans were $78.9 million compared to $93.1 million as of December 31, 2016, for a decrease of $14.3 million. This decrease is primarily associated with the decrease in loan balances with a specific allocation combined with a decrease in the level of loans categorized as TDRs and non-performing loans. As of June 30, 2017, our Arkansas, Florida, Alabama and Centennial CFG franchises accounted for approximately $35.5 million, $43.1 million, $306,000 and zero of the impaired loans, respectively.

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

As of June 30, 2017 and December 31, 2016, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of June 30, 2017 and December 31, 2016:

Table 11: Total Non-Accrual Loans

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,675	$17,988
Construction/land development	2,365	3,956
Agricultural	114	435
Residential real estate loans
Residential 1-4 family	15,579	20,311
Multifamily residential	—	262

Total real estate	27,733	42,952
Consumer	132	140
Commercial and industrial	3,858	3,155
Agricultural	585	—
Other	118	935

Total non-accrual loans	$32,426	$47,182

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $549,000 and $506,000, respectively, would have been recorded for the three-month periods ended June 30, 2017 and 2016. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.1 million would have been recorded for each of the six-month periods ended June 30, 2017 and 2016, respectively. The interest income recognized on the non-accrual loans for the three and six-month periods ended June 30, 2017 and 2016 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2017 and December 31, 2016:

Table 12: Loans Accruing Past Due 90 Days or More

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,202	$9,530
Construction/land development	3,176	3,086
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	1,550	2,996
Multifamily residential	1,367	—

Total real estate	14,295	15,612
Consumer	6	21
Commercial and industrial	141	309
Agricultural	—	—
Other	—	—

Total loans accruing past due 90 days or more	$14,442	$15,942

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.60% and 0.85% as of June 30, 2017 and December 31, 2016, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $461.8 million from $7.08 billion at December 31, 2016 to $7.54 billion at June 30, 2017. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased from 1.08% at December 31, 2016 to 1.00% at June 30, 2017. This decrease is primarily the result of the $446.3 million of acquired loans, net of purchase accounting discounts, from the first quarter of 2017 combined with normal changes associated with the calculation of the allocation of the allowance for loan losses and includes routine changes from the previous year end reporting period such as organic loan growth, unallocated allowance, asset quality and net charge-offs.

Charge-offs and Recoveries. Total charge-offs decreased to $1.4 million for the three months ended June 30, 2017, compared to $4.4 million for the same period in 2016. Total charge-offs decreased to $6.1 million for the six months ended June 30, 2017, compared to $8.3 million for the same period in 2016. Total recoveries increased to $845,000 for the three months ended June 30, 2017, compared to $710,000 for the same period in 2016. Total recoveries decreased to $1.9 million for the six months ended June 30, 2017, compared to $2.1 million for the same period in 2016. For the three months ended June 30, 2017, net charge-offs were $673,000 for Arkansas, $17,000 for Alabama and zero for Centennial CFG, and net recoveries were $130,000 for Florida, equaling a net charge-off position of $560,000. For the six months ended June 30, 2017, net charge-offs were $3.7 million for Arkansas, $217,000 for Florida, $220,000 for Alabama and zero for Centennial CFG, equaling a net charge-off position of $4.2 million. While the 2017 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and six-month periods ended June 30, 2017 and 2016.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$80,311	$72,306	$80,002	$69,224
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	189	667	1,528	1,849
Construction/land development	119	66	326	153
Agricultural	2	—	127	—
Residential real estate loans:
Residential 1-4 family	326	997	2,203	2,276
Multifamily residential	71	—	85	30

Total real estate	707	1,730	4,269	4,308
Consumer	122	77	144	108
Commercial and industrial	134	2,153	779	3,036
Agricultural	—	—	—	—
Other	442	407	919	862

Total loans charged off	1,405	4,367	6,111	8,314

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	379	190	710	228
Construction/land development	28	14	227	33
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	114	206	242	674
Multifamily residential	7	7	12	14

Total real estate	528	417	1,191	949
Consumer	33	16	66	36
Commercial and industrial	70	85	252	614
Agricultural	—	—	—	—
Other	214	192	437	463

Total recoveries	845	710	1,946	2,062

Net loans charged off (recovered)	560	3,657	4,165	6,252
Provision for loan losses	387	5,692	4,301	11,369

Balance, June 30	$80,138	$74,341	$80,138	$74,341

Net charge-offs (recoveries) to average loans receivable	0.03%	0.21%	0.11%	0.18%
Allowance for loan losses to total loans	1.02	1.06	1.02	1.06
Allowance for loan losses to net charge-offs (recoveries)	3,568	505	954	591

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

The changes for the period ended June 30, 2017 and the year ended December 31, 2016 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of June 30, 2017 and December 31, 2016.

Table 14: Allocation of Allowance for Loan Losses

	As of June 30, 2017		As of December 31, 2016
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$27,271	43.0%	$27,695	42.7%
Construction/land development	12,842	16.8	11,522	15.4
Agricultural	572	1.0	493	1.1
Residential real estate loans:
Residential 1-4 family	15,242	19.3	14,397	18.3
Multifamily residential	2,473	5.1	2,120	4.6

Total real estate	58,400	85.2	56,227	82.1
Consumer	377	0.5	398	0.6
Commercial and industrial	12,828	12.7	12,756	15.2
Agricultural	2,678	0.9	3,790	1.0
Other	8	0.7	—	1.1
Unallocated	5,847	—	6,831	—

Total allowance for loan losses	$80,138	100.0%	$80,002	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.6 years as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, we had $254.2 million and $284.2 million of held-to-maturity securities, respectively. Of the $254.2 million of held-to-maturity securities as of June 30, 2017, $6.2 million were invested in U.S. Government-sponsored enterprises, $85.1 million were invested in mortgage-backed securities and $162.8 million were invested in state and political subdivisions. Of the $284.2 million of held-to-maturity securities as of December 31, 2016, $6.6 million were invested in U.S. Government-sponsored enterprises, $107.8 million were invested in mortgage-backed securities and $169.7 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.40 billion and $1.07 billion as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, $763.9 million, or 54.5%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $579.5 million, or 54.0%, of our available-for-sale securities as of December 31, 2016. To reduce our income tax burden, $240.9 million, or 17.2%, of our available-for-sale securities portfolio as of June 30, 2017, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $216.5 million, or 20.2%, of our available-for-sale securities as of December 31, 2016. Also, we had approximately $356.7 million, or 25.5%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2017, compared to $236.8 million, or 22.1%, of our available-for-sale securities as of December 31, 2016.

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

Deposits

Our deposits averaged $7.64 billion and $7.43 billion for the three and six-month periods ended June 30, 2017. Total deposits as of June 30, 2017 were $7.77 billion. Excluding $443.8 million of deposits acquired through the acquisitions of GHI and BOC, total deposits as of June 30, 2017 were $7.32 billion, for an annualized increase of 11.1% from December 31, 2016. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of June 30, 2017 and December 31, 2016.

Table 15: Brokered Deposits

	June 30, 2017	December 31, 2016
	(In thousands)
Time Deposits	$60,022	$70,028
CDARS	21,677	26,389
Insured Cash Sweep and Other Transaction Accounts	552,731	406,120

Total Brokered Deposits	$634,430	$502,537

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 75 basis points and is currently at 1.25% to 1.00%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2017 and 2016.

Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2017		2016
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,899,865	—%	$1,611,282	—%
Interest-bearing transaction accounts	3,768,958	0.45	3,214,571	0.26
Savings deposits	523,431	0.09	463,078	0.06
Time deposits:
$100,000 or more	961,172	0.81	882,896	0.55
Other time deposits	482,056	0.47	510,127	0.39

Total	$7,635,482	0.36%	$6,681,955	0.23%

	Six Months Ended June 30,
	2017		2016
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,808,660	—%	$1,562,725	—%
Interest-bearing transaction accounts	3,700,448	0.41	3,180,921	0.25
Savings deposits	515,577	0.08	454,861	0.06
Time deposits:
$100,000 or more	929,057	0.78	871,893	0.53
Other time deposits	471,444	0.43	521,414	0.40

Total	$7,425,186	0.33%	$6,591,814	0.23%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $12.5 million, or 10.3%, from $121.3 million as of December 31, 2016 to $133.7 million as of June 30, 2017.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.10 billion and $1.31 billion at June 30, 2017 and December 31, 2016, respectively. During the second quarter of 2017, approximately $531.0 million of FHLB advances matured. Due to the issuance of the $300 million of subordinated notes during the second quarter of 2017, we made the strategic decision to not renew all of the matured advances. At June 30, 2017, $200.0 million and $899.5 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $1.12 billion and $718.2 million as of June 30, 2017 and December 31, 2016, respectively. Maturities of borrowings as of June 30, 2017 include: 2017 – $325.4 million; 2018 – $459.1 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $357.8 million as of June 30, 2017. As of December 31, 2016, subordinated debentures consisted only of $60.8 million of guaranteed payments on trust preferred securities.

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

On April 3, 2017, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its 5.625% Fixed-to-Floating Rate Subordinated Notes due 2027 (the “Notes”). The Notes were issued at 99.997% of par, resulting in net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. The Notes qualify as Tier 2 capital for regulatory purposes.

Stockholders’ Equity

Stockholders’ equity was $1.48 billion at June 30, 2017 compared to $1.33 billion at December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million of common stock issued to the GHI shareholders plus the $71.4 million increase in retained earnings combined with the $6.0 million of comprehensive income during the first six months offset by the repurchase of $10.3 million of our common stock. The annualized improvement in stockholders’ equity for the first six months of 2017, excluding the $77.5 million of common stock issued to the GHI shareholders, was 10.8%. As of June 30, 2017 and December 31, 2016, our equity to asset ratio was 13.58% and 13.53%, respectively. Book value per share was $10.32 as of June 30, 2017, compared to $9.45 as of December 31, 2016, an 18.6% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.09 per share for each of the three-month periods ended June 30, 2017 and 2016, respectively. The common stock dividend payout ratio for the three months ended June 30, 2017 and 2016 was 25.75% and 28.23%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2017 and 2016 was 26.37% and 26.87%, respectively. For the third quarter of 2017, the Board of Directors declared a regular $0.11 per share quarterly cash dividend payable September 6, 2017, to shareholders of record August 16, 2017.

Stock Repurchase Program. On January 20, 2017, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During the first six months of 2017, we utilized a portion of this stock repurchase program. We repurchased a total of 420,000 shares with a weighted-average stock price of $24.51 per share during the second quarter of 2017. No shares were repurchased during the first quarter of 2017. Shares repurchased to date under the program total 4,087,064 shares. The remaining balance available for repurchase is 5,664,936 shares at June 30, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2017 and December 31, 2016, we met all regulatory capital adequacy requirements to which we were subject.

On April 3, 2017, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its Notes which were issued at 99.997% of par, resulting in net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. The Notes qualify as Tier 2 capital for regulatory purposes.

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2017 and December 31, 2016.

Table 17: Risk-Based Capital

	As of June 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$1,476,032	$1,327,490
Goodwill and core deposit intangibles, net	(437,107)	(388,336)
Unrealized (gain) loss on available-for-sale securities	(6,442)	(400)
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,032,483	938,754
Qualifying trust preferred securities	59,000	59,000

Total Tier 1 capital	1,091,483	997,754

Tier 2 capital
Qualifying subordinated notes	297,012	—
Qualifying allowance for loan losses	80,138	80,002

Total Tier 2 capital	377,150	80,002

Total risk-based capital	$1,468,633	$1,077,756

Average total assets for leverage ratio	$10,356,663	$9,388,812

Risk weighted assets	$8,754,401	$8,308,468

Ratios at end of period
Common equity Tier 1 capital	11.79%	11.30%
Leverage ratio	10.54	10.63
Tier 1 risk-based capital	12.47	12.01
Total risk-based capital	16.78	12.97
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	5.75%	5.125%
Leverage ratio	4.00	4.000
Tier 1 risk-based capital	7.25	6.625
Total risk-based capital	9.25	8.625
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 18: Average Yield on Loans

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest income on loans receivable – FTE	$112,902	$100,601	$218,833	$197,704
Purchase accounting accretion	8,391	10,652	15,951	20,981

Non-GAAP interest income on loans receivable – FTE	$104,511	$89,949	$202,882	$176,723

Average loans	$7,829,615	$6,969,727	$7,708,264	$6,849,394
Average purchase accounting loan discounts (1)	104,384	135,172	101,403	138,932

Average loans (non-GAAP)	$7,933,999	$7,104,899	$7,809,667	$6,988,326

Average yield on loans (reported)	5.78%	5.81%	5.72%	5.80%
Average contractual yield on loans (non-GAAP)	5.28	5.09	5.24	5.09

(1)	Balance includes $95.6 million and $120.9 million of discount for credit losses on purchased loans as of June 30, 2017 and 2016, respectively.

Table 19: Average Cost of Deposits

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest expense on deposits	$6,810	$3,854	$12,296	$7,488
Amortization of time deposit (premiums)/discounts, net	106	365	194	766

Non-GAAP interest expense on deposits	$6,916	$4,219	$12,490	$8,254

Average deposits	$5,735,617	$5,070,673	$5,616,526	$5,029,089
Average unamortized CD (premium)/discount, net	(832)	(1,098)	(715)	(1,280)

Average deposits (non-GAAP)	$5,734,785	$5,069,575	$5,615,811	$5,027,809

Average cost of deposits (reported)	0.48%	0.31%	0.44%	0.30%
Average contractual cost of deposits (non-GAAP)	0.48	0.33	0.45	0.33

Table 20: Net Interest Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income – FTE	$109,368	$103,015	$216,194	$203,045
Total purchase accounting accretion	8,497	11,017	16,145	21,747

Non-GAAP net interest income – FTE	$100,871	$91,998	$200,049	$181,298

Average interest-earning assets	$9,737,949	$8,585,955	$9,477,669	$8,471,897
Average purchase accounting loan discounts (1)	104,384	135,172	101,403	138,932

Average interest-earning assets (non-GAAP)	$9,842,333	$8,721,127	$9,579,072	$8,610,829

Net interest margin (reported)	4.50%	4.83%	4.60%	4.82%
Net interest margin (non-GAAP)	4.11	4.24	4.21	4.23

(1)	Balance includes $95.6 million and $120.9 million of discount for credit losses on purchased loans as of June 30, 2017 and 2016, respectively.

We had $442.0 million, $396.3 million, and $397.8 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2017, December 31, 2016 and June 30, 2016, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 21 through 24, respectively.

Table 21: Tangible Book Value Per Share

	As of June 30, 2017	As of December 31, 2016
	(In thousands, except per share data)
Book value per share: A/B	$10.32	$9.45
Tangible book value per share: (A-C-D)/B	7.23	6.63

(A) Total equity	$1,476,032	$1,327,490
(B) Shares outstanding	143,071	140,472
(C) Goodwill	$420,941	$377,983
(D) Core deposit and other intangibles	21,019	18,311

Table 22: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Return on average assets: A/C	1.86%	1.83%	1.86%	1.81%
Return on average assets excluding intangible amortization: B/(C-D)	1.96	1.93	1.96	1.91

(A) Net income	$50,097	$43,509	$96,953	$84,936
Intangible amortization after-tax	526	464	1,015	977

(B) Earnings excluding intangible amortization	$50,623	$43,973	$97,968	$85,913

(C) Average assets	$10,793,770	$9,562,624	$10,498,143	$9,446,623
(D) Average goodwill, core deposits and other intangible assets	442,380	398,184	429,113	398,581

Table 23: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Return on average equity: A/C	13.83%	14.11%	13.84%	13.94%
Return on average tangible equity excluding intangible amortization: B/(C-D)	20.09	21.01	20.09	20.90

(A) Net income	$50,097	$43,509	$96,953	$84,936
(B) Earnings excluding intangible amortization	50,623	43,973	97,968	85,913
(C) Average equity	1,453,099	1,240,080	1,412,639	1,225,174
(D) Average goodwill, core deposits and other intangible assets	442,380	398,184	429,113	398,581

Table 24: Tangible Equity to Tangible Assets

	As of June 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Equity to assets: B/A	13.58%	13.53%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.91	9.89

(A) Total assets	$10,872,228	$9,808,465
(B) Total equity	1,476,032	1,327,490
(C) Goodwill	420,941	377,983
(D) Core deposit and other intangibles	21,019	18,311

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

Table 25: Efficiency Ratio

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income (A)	$107,352	$101,041	$212,167	$199,098
Non-interest income (B)	24,417	21,772	50,887	41,209
Non-interest expense (C)	51,003	47,587	106,144	93,235
FTE Adjustment (D)	2,016	1,974	4,027	3,947
Amortization of intangibles (E)	866	763	1,670	1,608

Non-fundamental items:
Non-interest income:
Gain on acquisitions	$—	$—	$3,807	$—
Gain (loss) on OREO, net	393	(941)	514	(845)
Gain on sale of SBA loans	387	79	575	79
Gain (loss) on sale of branches, equipment and other assets, net	431	840	375	787
Gain (loss) on securities, net	380	15	803	25
Other income(1)	—	925	—	925

Total non-fundamental non-interest income (F)	$1,591	$918	$6,074	$971

Non-interest expense:
Merger expenses	$789	$—	$7,516	$—
Other expense(2)	47	1,194	47	1,914

Total non-fundamental non-interest expense (G)	$836	$1,194	$7,563	$1,914

Efficiency ratio (reported): ((C-E)/(A+B+D))	37.48%	37.52%	39.12%	37.51%

Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	37.29	36.84	37.13	36.88

(1)	Amount includes recoveries on historical losses.
(2)	Amount includes vacant properties write-downs.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2017, our cash and cash equivalents were $460.5 million, or 4.2% of total assets, compared to $216.6 million, or 2.2% of total assets, as of December 31, 2016. Our available-for-sale investment securities and federal funds sold were $1.40 billion and $1.07 billion as of June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017, our investment portfolio was comprised of approximately 75.3% or $1.25 billion of securities which mature in less than five years. As of June 30, 2017 and December 31, 2016, $1.40 billion and $1.07 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2017, our total deposits were $7.77 billion, or 71.4% of total assets, compared to $6.94 billion, or 70.8% of total assets, as of December 31, 2016. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of June 30, 2017 and December 31, 2016, we could have borrowed up to $105.8 million and $104.6 million, respectively, on a secured basis from the Federal Reserve, up to $30.0 million from Bankers’ Bank on an unsecured basis, and up to $30.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.10 billion and $1.31 billion at June 30, 2017 and December 31, 2016, respectively. At June 30, 2017, $200.0 million and $899.5 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $1.12 billion and $718.2 million as of June 30, 2017 and December 31, 2016, respectively.

On April 3, 2017, the Company completed an underwritten public offering of $300 million in aggregate principal amount of its Notes which were issued at 99.997% of par, resulting in net proceeds, after underwriting discounts and issuance costs, of approximately $297.0 million. The Notes are unsecured, subordinated debt obligations of the Company and will mature on April 15, 2027. The Notes qualify as Tier 2 capital for regulatory purposes.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2017, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 6.6%.

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

Table 26 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2017.

Table 26: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$313,447	$—	$—	$—	$—	$—	$—	$313,447
Federal funds sold	—	—	—	—	—	—	—	—
Investment securities	277,467	56,955	68,986	133,766	201,222	348,413	567,783	1,654,592
Loans receivable	2,200,611	511,891	632,843	988,298	1,250,283	1,944,068	306,481	7,834,475

Total earning assets	2,791,525	568,846	701,829	1,122,064	1,451,505	2,292,481	874,264	9,802,514

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	715,764	328,604	492,906	985,811	618,720	600,141	593,510	4,335,456
Time deposits	128,117	188,545	333,836	499,188	199,743	123,793	1,033	1,474,255
Securities sold under repurchase agreements	133,741	—	—	—	—	—	—	133,741
FHLB and other borrowed funds	600,020	25,041	61	49,081	150,453	274,822	—	1,099,478
Subordinated debentures	60,826	—	—	—	—	297,012	—	357,838

Total interest-bearing liabilities	1,638,468	542,190	826,803	1,534,080	968,916	1,295,768	594,543	7,400,768

Interest rate sensitivity gap	$1,153,057	$26,656	$(124,974)	$(412,016)	$482,589	$996,713	$279,721	$2,401,746

Cumulative interest rate sensitivity gap	$1,153,057	$1,179,713	$1,054,739	$642,723	$1,125,312	$2,122,025	$2,401,746
Cumulative rate sensitive assets to rate sensitive liabilities	170.4%	154.1%	135.1%	114.2%	120.4%	131.2%	132.5%
Cumulative gap as a % of total earning assets	11.8%	12.0%	10.8%	6.6%	11.5%	21.6%	24.5%

Item 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended June 30, 2017, the Company utilized a portion of its stock repurchase program last amended and approved by the Board of Directors on January 20, 2017. This program authorized the repurchase of 9,752,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2017	20,000	$25.80	20,000	6,064,936
May 1 through May 31, 2017	246,100	24.81	246,100	5,818,836
June 1 through June 30, 2017	153,900	23.86	153,900	5,664,936

Total	420,000		420,000

(1)	The above described stock repurchase program has no expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

2.1	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.2	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s Registration Statement on Form S-4 (File No. 333-214957), as amended)

2.3	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.4	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: August 4, 2017	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 4, 2017	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer