Form 10-Q
period 2017-09-30
HOME BANCSHARES INC
filed 2017-11-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

Common Stock Issued and Outstanding: 173,643,671 shares as of November 1, 2017.

HOME BANCSHARES, INC.

FORM 10-Q

September  30, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;

•	the possibility that an acquisition does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that will apply as a result of our exceeding $10 billion in total assets;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including as a result of initiatives of the newly elected administration of President Donald J. Trump;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	risks associated with our customer relationship with the Cuban government and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank, through our recently completed acquisition of Stonegate Bank;

•	the ability to keep pace with technological changes, including changes regarding cybersecurity;

•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our bank subsidiary or our customers;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	higher defaults on our loan portfolio than we expect; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses or changes in our estimate of the adequacy of the allowance for loan losses.

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and due from banks	$197,953	$123,758
Interest-bearing deposits with other banks	354,367	92,891

Cash and cash equivalents	552,320	216,649
Federal funds sold	4,545	1,550
Investment securities – available-for-sale	1,575,685	1,072,920
Investment securities – held-to-maturity	234,945	284,176
Loans receivable	10,286,193	7,387,699
Allowance for loan losses	(111,620)	(80,002)

Loans receivable, net	10,174,573	7,307,697
Bank premises and equipment, net	239,990	205,301
Foreclosed assets held for sale	21,701	15,951
Cash value of life insurance	146,158	86,491
Accrued interest receivable	41,071	30,838
Deferred tax asset, net	121,787	61,298
Goodwill	929,129	377,983
Core deposit and other intangibles	50,982	18,311
Other assets	163,081	129,300

Total assets	$14,255,967	$9,808,465

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,555,465	$1,695,184
Savings and interest-bearing transaction accounts	6,341,883	3,963,241
Time deposits	1,551,422	1,284,002

Total deposits	10,448,770	6,942,427
Securities sold under agreements to repurchase	149,531	121,290
FHLB and other borrowed funds	1,044,333	1,305,198
Accrued interest payable and other liabilities	38,782	51,234
Subordinated debentures	367,835	60,826

Total liabilities	12,049,251	8,480,975

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2017 and 2016; shares issued and outstanding 173,665,904 in 2017 and 140,472,205 in 2016	1,737	1,405
Capital surplus	1,674,642	869,737
Retained earnings	526,448	455,948
Accumulated other comprehensive income	3,889	400

Total stockholders’ equity	2,206,716	1,327,490

Total liabilities and stockholders’ equity	$14,255,967	$9,808,465

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
	(Unaudited)
Interest income:
Loans	$113,269	$102,953	$331,763	$300,281
Investment securities
Taxable	7,071	5,583	18,983	16,178
Tax-exempt	3,032	2,720	8,942	8,358
Deposits – other banks	538	117	1,573	325
Federal funds sold	3	2	9	7

Total interest income	123,913	111,375	361,270	325,149

Interest expense:
Interest on deposits	8,535	4,040	20,831	11,528
Federal funds purchased	—	—	—	2
FHLB and other borrowed funds	3,408	3,139	10,707	9,283
Securities sold under agreements to repurchase	232	142	593	421
Subordinated debentures	4,969	401	10,203	1,164

Total interest expense	17,144	7,722	42,334	22,398

Net interest income	106,769	103,653	318,936	302,751
Provision for loan losses	35,023	5,536	39,324	16,905

Net interest income after provision for loan losses	71,746	98,117	279,612	285,846

Non-interest income:
Service charges on deposit accounts	6,408	6,527	18,356	18,607
Other service charges and fees	8,490	7,504	25,983	22,589
Trust fees	365	365	1,130	1,128
Mortgage lending income	3,172	3,932	9,713	10,276
Insurance commissions	472	534	1,482	1,808
Increase in cash value of life insurance	478	344	1,251	1,092
Dividends from FHLB, FRB, Bankers’ bank & other	834	808	2,455	2,147
Gain on acquisitions	—	—	3,807	—
Gain on sale of SBA loans	163	364	738	443
Gain (loss) on sale of branches, equipment and other assets, net	(1,337)	(86)	(962)	701
Gain (loss) on OREO, net	335	132	849	(713)
Gain (loss) on securities, net	136	—	939	25
FDIC indemnification accretion/(amortization), net	—	—	—	(772)
Other income	1,941	1,590	6,603	5,892

Total non-interest income	21,457	22,014	72,344	63,223

Non-interest expense:
Salaries and employee benefits	28,510	25,623	83,965	75,018
Occupancy and equipment	7,887	6,668	21,602	19,848
Data processing expense	2,853	2,791	8,439	8,221
Other operating expenses	31,596	15,944	62,984	41,174

Total non-interest expense	70,846	51,026	176,990	144,261

Income before income taxes	22,357	69,105	174,966	204,808
Income tax expense	7,536	25,485	63,192	76,252

Net income	$14,821	$43,620	$111,774	$128,556

Basic earnings per share	$0.10	$0.31	$0.78	$0.92

Diluted earnings per share	$0.10	$0.31	$0.78	$0.91

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
	(Unaudited)
Net income	$14,821	$43,620	$111,774	$128,556
Net unrealized gain (loss) on available-for-sale securities	(4,065)	(4,334)	6,681	6,816
Less: reclassification adjustment for realized (gains) losses included in income	(136)	—	(939)	(25)

Other comprehensive (loss) income, before tax effect	(4,201)	(4,334)	5,742	6,791
Tax effect	1,648	1,701	(2,253)	(2,664)

Other comprehensive income (loss)	(2,553)	(2,633)	3,489	4,127

Comprehensive income	$12,268	$40,987	$115,263	$132,683

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2017 and 2016

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2016	$701	$867,981	$326,898	$4,177	$1,199,757
Comprehensive income:
Net income	—	—	128,556	—	128,556
Other comprehensive income (loss)	—	—	—	4,127	4,127
Net issuance of 461,737 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	2	1,351	—	—	1,353
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 461,800 shares of common stock	(2)	(8,840)	—	—	(8,842)
Tax benefit from stock options exercised	—	1,264	—	—	1,264
Share-based compensation net issuance of 239,070 shares of restricted common stock	2	5,256	—	—	5,258
Cash dividends – Common Stock, $0.2525 per share	—	—	(35,455)	—	(35,455)

Balances at September 30, 2016 (unaudited)	1,405	866,310	419,999	8,304	1,296,018
Comprehensive income:
Net income	—	—	48,590	—	48,590
Other comprehensive income (loss)	—	—	—	(7,904)	(7,904)
Net issuance of 31,002 shares of common stock from exercise of stock options	1	141	—	—	142
Repurchase of 48,808 shares of common stock	(1)	(974)	—	—	(975)
Tax benefit from stock options exercised	—	2,890	—	—	2,890
Share-based compensation net issuance of 4,664 shares of restricted common stock	—	1,370	—	—	1,370
Cash dividends – Common Stock, $0.09 per share	—	—	(12,641)	—	(12,641)

Balances at December 31, 2016	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	111,774	—	111,774
Other comprehensive income (loss)	—	—	—	3,489	3,489
Net issuance of 160,237 shares of common stock from exercise of stock options	2	847	—	—	849
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 800,000 shares of common stock	(8)	(19,530)	—	—	(19,538)
Share-based compensation net issuance of 231,766 shares of restricted common stock	2	4,974	—	—	4,976
Cash dividends – Common Stock, $0.29 per share	—	—	(41,274)	—	(41,274)

Balances at September 30, 2017 (unaudited)	$1,737	$1,674,642	$526,448	$3,889	$2,206,716

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2017	2016
	(Unaudited)
Operating Activities
Net income	$111,774	$128,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	8,634	8,082
Amortization/(accretion)	12,087	11,461
Share-based compensation	4,976	5,258
Tax benefits from stock options exercised	—	(1,264)
Gain on acquisitions	(3,807)	—
(Gain) loss on assets	(1,720)	3,425
Provision for loan losses	39,324	16,905
Deferred income tax effect	(15,867)	12,466
Increase in cash value of life insurance	(1,251)	(1,092)
Originations of mortgage loans held for sale	(243,948)	(261,964)
Proceeds from sales of mortgage loans held for sale	250,784	257,666
Changes in assets and liabilities:
Accrued interest receivable	(1,814)	(266)
Indemnification and other assets	(22,642)	(9,407)
Accrued interest payable and other liabilities	(35,436)	(5,757)

Net cash provided by (used in) operating activities	101,094	164,069

Investing Activities
Net (increase) decrease in federal funds sold	(1,480)	(300)
Net (increase) decrease in loans, excluding purchased loans	(115,334)	(492,795)
Purchases of investment securities – available-for-sale	(522,329)	(246,983)
Proceeds from maturities of investment securities – available-for-sale	120,785	217,774
Proceeds from sale of investment securities – available-for-sale	28,368	2,221
Purchases of investment securities – held-to-maturity	(219)	(123)
Proceeds from maturities of investment securities – held-to-maturity	48,144	32,417
Proceeds from sale of investment securities – held-to-maturity	491	—
Proceeds from foreclosed assets held for sale	13,315	11,124
Proceeds from sale of SBA Loans	13,630	7,412
Purchases of premises and equipment, net	(4,383)	(3,355)
Return of investment on cash value of life insurance	592	—
Net cash proceeds (paid) received – market acquisitions	227,845	—
Cash (paid) on FDIC loss share buy-out	—	(6,613)

Net cash provided by (used in) investing activities	(190,575)	(479,221)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	536,891	401,784
Net increase (decrease) in securities sold under agreements to repurchase	2,078	(19,039)
Net increase (decrease) in FHLB and other borrowed funds	(350,230)	14,424
Proceeds from exercise of stock options	849	1,353
Proceeds from issuance of subordinated notes	297,201	—
Repurchase of common stock	(19,538)	(8,842)
Common stock issuance costs – market acquisitions	(825)	—
Tax benefits from stock options exercised	—	1,264
Dividends paid on common stock	(41,274)	(35,455)

Net cash provided by (used in) financing activities	425,152	355,489

Net change in cash and cash equivalents	335,671	40,337
Cash and cash equivalents – beginning of year	216,649	255,823

Cash and cash equivalents – end of period	$552,320	$296,160

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Condensed Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Home BancShares, Inc. (the “Company” or “HBI”) is a bank holding company headquartered in Conway, Arkansas. The Company is primarily engaged in providing a full range of banking services to individual and corporate customers through its wholly-owned bank subsidiary – Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). The Bank has branch locations in Arkansas, Florida, South Alabama and New York City. The Company is subject to competition from other financial institutions. The Company also is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

A summary of the significant accounting policies of the Company follows:

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services and branch locations, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the banking services and branch locations are considered by management to be aggregated into one reportable operating segment.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2017 and 2016 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$14,821	$43,620	$111,774	$128,556
Average shares outstanding	144,238	140,436	143,111	140,403
Effect of common stock options	749	267	728	282

Average diluted shares outstanding	144,987	140,703	143,839	140,685

Basic earnings per share	$0.10	$0.31	$0.78	$0.92
Diluted earnings per share	$0.10	$0.31	$0.78	$0.91

2. Business Combinations

Acquisition of Stonegate Bank

On September 26, 2017, the Company, completed the acquisition of all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition. Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock. In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the known purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

The Company has determined that the acquisition of the net assets of Stonegate constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The following schedule is a breakdown of the assets acquired and liabilities assumed as of the acquisition date:

	Stonegate Bank
	Acquired from Stonegate	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$100,958	$—	$100,958
Interest-bearing deposits with other banks	135,631	—	135,631
Federal funds sold	1,515	—	1,515
Investment securities	103,041	477	103,518
Loans receivable	2,446,149	(73,990)	2,372,159
Allowance for loan losses	(21,507)	21,507	—

Loans receivable, net	2,424,642	(52,483)	2,372,159
Bank premises and equipment, net	38,868	(3,572)	35,296
Foreclosed assets held for sale	4,187	(801)	3,386
Cash value of life insurance	48,000	—	48,000
Accrued interest receivable	7,088	—	7,088
Deferred tax asset, net	27,340	11,244	38,584
Goodwill	81,452	(81,452)	—
Core deposit and other intangibles	10,505	20,364	30,869
Other assets	9,598	231	9,829

Total assets acquired	$2,992,825	$(105,992)	$2,886,833

Liabilities
Deposits
Demand and non-interest-bearing	$585,959	$—	$585,959
Savings and interest-bearing transaction accounts	1,776,256	—	1,776,256
Time deposits	163,567	(85)	163,482

Total deposits	2,525,782	(85)	2,525,697
FHLB borrowed funds	32,667	184	32,851
Securities sold under agreements to repurchase	26,163	—	26,163
Accrued interest payable and other liabilities	8,100	5	8,105
Subordinated debentures	8,345	1,490	9,835

Total liabilities assumed	2,601,057	1,594	2,602,651

Equity
Total equity assumed	391,768	(391,768)	—

Total liabilities and equity assumed	$2,992,825	$(390,174)	2,602,651

Net assets acquired			284,182
Purchase price			792,370

Goodwill			$508,188

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired from Stonegate with an approximately $477,000 adjustment to market value based upon quoted market prices.

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

The Company evaluated $2.37 billion of the loans purchased in conjunction with the acquisition in accordance with the provisions of FASB ASC Topic 310-20, Nonrefundable Fees and Other Costs, which were recorded with a $73.3 million discount. As a result, the fair value discount on these loans is being accreted into interest income over the weighted average life of the loans using a constant yield method. The remaining $74.3 million of loans evaluated were considered purchased credit impaired loans within the provisions of FASB ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, and were recorded with a $23.3 million discount. These purchase credit impaired loans will recognize interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. The acquired Stonegate loan balance and the fair value adjustment on loans receivable includes $22.6 million of discount on purchased loans, respectively.

Bank premises and equipment – Bank premises and equipment were acquired from Stonegate with a $3.6 million adjustment to market value. This represents the difference between current appraisals completed in connection with the acquisition and book value acquired.

Foreclosed assets held for sale – These assets are presented at the estimated fair values that management expects to receive when the properties are sold, net of related costs of disposal.

Cash value of life insurance – Cash value of life insurance was acquired from Stonegate at market value.

Accrued interest receivable – Accrued interest receivable was acquired from Stonegate at market value.

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate of 39.225%.

Core deposit intangible – This intangible asset represents the value of the relationships that Stonegate had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, and the net maintenance cost attributable to customer deposits. The Company recorded $30.9 million of core deposit intangible.

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $85,000 fair value adjustment applied for time deposits was because the weighted average interest rate of Stonegate’s certificates of deposits were estimated to be below the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Securities sold under agreements to repurchase – Securities sold under agreements to repurchase were acquired from Stonegate at market value.

Accrued interest payable and other liabilities – Accrued interest payable and other liabilities were acquired from Stonegate at market value.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Stonegate might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the three and nine-month periods ended September 30, 2017 and 2016, assuming the acquisition was completed as of January 1, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Total interest income	$154,425	$136,063	$451,716	$396,952
Total non-interest income	24,072	24,081	79,887	69,302
Net income available to all shareholders	7,399	50,176	120,670	148,495
Basic earnings per common share	$0.04	$0.29	$0.69	$0.87
Diluted earnings per common share	0.04	0.29	0.69	0.87

The unaudited pro-forma consolidated financial information is presented for illustrative purposes only and does not indicate the financial results of the combined company had the companies actually been combined at the beginning of the period presented and had the impact of possible significant revenue enhancements and expense efficiencies from in-market cost savings, among other factors, been considered and, accordingly, does not attempt to predict or suggest future results. It also does not necessarily reflect what the historical results of the combined company would have been had the companies been combined during this period.

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

	Giant Holdings, Inc.
	Acquired from GHI	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$41,019	$—	$41,019
Interest-bearing deposits with other banks	4,057	1	4,058
Investment securities	1,961	(5)	1,956
Loans receivable	335,886	(6,517)	329,369
Allowance for loan losses	(4,568)	4,568	—

Loans receivable, net	331,318	(1,949)	329,369
Bank premises and equipment, net	2,111	608	2,719
Cash value of life insurance	10,861	—	10,861
Accrued interest receivable	850	—	850
Deferred tax asset, net	2,286	1,807	4,093
Core deposit and other intangibles	172	3,238	3,410
Other assets	254	(489)	(235)

Total assets acquired	$394,889	$3,211	$398,100

Liabilities
Deposits
Demand and non-interest-bearing	$75,993	$—	$75,993
Savings and interest-bearing transaction accounts	139,459	—	139,459
Time deposits	88,219	324	88,543

Total deposits	303,671	324	303,995
FHLB borrowed funds	26,047	431	26,478
Accrued interest payable and other liabilities	14,552	18	14,570

Total liabilities assumed	344,270	773	345,043

Equity
Total equity assumed	50,619	(50,619)	—

Total liabilities and equity assumed	$394,889	$(49,846)	345,043

Net assets acquired			53,057
Purchase price			96,015

Goodwill			$42,958

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

The Company’s operating results for the period ended September 30, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact GHI total assets acquired are less than 5% of total assets as of September 30, 2017 excluding GHI as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

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

	The Bank of Commerce
	Acquired from BOC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$4,610	$—	$4,610
Interest-bearing deposits with other banks	14,360	—	14,360
Investment securities	25,926	(113)	25,813
Loans receivable	124,289	(5,751)	118,538
Allowance for loan losses	(2,037)	2,037	—

Loans receivable, net	122,252	(3,714)	118,538
Bank premises and equipment, net	1,887	—	1,887
Foreclosed assets held for sale	8,523	(3,165)	5,358
Accrued interest receivable	481	—	481
Deferred tax asset, net	—	4,198	4,198
Core deposit intangible	—	968	968
Other assets	1,880	—	1,880

Total assets acquired	$179,919	$(1,826)	$178,093

Liabilities
Deposits
Demand and non-interest-bearing	$27,245	$—	$27,245
Savings and interest-bearing transaction accounts	32,300	—	32,300
Time deposits	79,945	270	80,215

Total deposits	139,490	270	139,760
FHLB borrowed funds	30,000	42	30,042
Accrued interest payable and other liabilities	564	(255)	309

Total liabilities assumed	$170,054	$57	170,111

Net assets acquired			7,982
Purchase price			4,175

Pre-tax gain on acquisition			$3,807

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

The Company’s operating results for the period ended September 30, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact BOC total assets acquired are less than 5% of total assets as of September 30, 2017 excluding BOC as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$396,323	$1,527	$(658)	$397,192
Residential mortgage-backed securities	446,397	884	(1,534)	445,747
Commercial mortgage-backed securities	446,651	1,272	(1,743)	446,180
State and political subdivisions	244,746	4,924	(536)	249,134
Other securities	35,168	2,642	(378)	37,432

Total	$1,569,285	$11,249	$(4,849)	$1,575,685

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,093	$26	$—	$6,119
Residential mortgage-backed securities	60,755	233	(150)	60,838
Commercial mortgage-backed securities	17,878	206	(5)	18,079
State and political subdivisions	150,219	3,764	(2)	153,981

Total	$234,945	$4,229	$(157)	$239,017

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

Assets, principally investment securities, having a carrying value of approximately $1.13 billion and $1.07 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. This includes, investment securities pledged as collateral for repurchase agreements which totaled approximately $149.5 million and $121.3 million at September 30, 2017 and December 31, 2016, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$137,401	$139,500	$36,805	$38,016
Due after one year through five years	1,023,970	1,027,436	122,328	124,666
Due after five years through ten years	293,622	293,978	17,556	17,806
Due after ten years	114,292	114,771	58,256	58,529

Total	$1,569,285	$1,575,685	$234,945	$239,017

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three and nine-month periods ended September 30, 2017, approximately $234,000 and $27.4 million, respectively, in available-for-sale securities were sold. The gross realized gains on the sale for the three-month period ended September 30, 2017 totaled approximately $136,000. The gross realized gains and losses on the sales for the nine-month period ended September 30, 2017 totaled approximately $1.1 million and $127,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During the three-month period ended September 30, 2017, no held-to-maturity securities were sold. During the nine-month period ended September 30, 2017, one held-to-maturity security experienced its second downgrade in its credit rating. The Company made a strategic decision to sell this held-to-maturity security for approximately $483,000, which resulted in a gross realized loss on the sale for the nine-month period ended September 30, 2017 of approximately $7,000.

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

During the three and nine-month periods ended September 30, 2017, no securities were deemed to have other-than-temporary impairment.

For the nine months ended September 30, 2017, the Company had investment securities with approximately $2.4 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, 73.2% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$57,089	$(263)	$51,593	$(395)	$108,682	$(658)
Residential mortgage-backed securities	214,267	(1,086)	42,101	(598)	256,368	(1,684)
Commercial mortgage-backed securities	154,103	(937)	61,809	(811)	215,912	(1,748)
State and political subdivisions	30,323	(248)	13,322	(290)	43,645	(538)
Other securities	1,476	(39)	8,337	(339)	9,813	(378)

Total	$457,258	$(2,573)	$177,162	$(2,433)	$634,420	$(5,006)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$98,180	$(1,031)	$75,044	$(642)	$173,224	$(1,673)
Residential mortgage-backed securities	188,117	(1,742)	8,902	(186)	197,019	(1,928)
Commercial mortgage-backed securities	202,289	(2,220)	21,020	(255)	223,309	(2,475)
State and political subdivisions	94,309	(2,348)	500	(2)	94,809	(2,350)
Other securities	1,540	(125)	12,687	(534)	14,227	(659)

Total	$584,435	$(7,466)	$118,153	$(1,619)	$702,588	$(9,085)

Income earned on securities for the three and nine months ended September 30, 2017 and 2016, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Taxable:
Available-for-sale	$6,527	$4,809	$17,001	$13,720
Held-to-maturity	544	774	1,982	2,458
Non-taxable:
Available-for-sale	1,627	1,528	4,757	4,667
Held-to-maturity	1,405	1,192	4,185	3,691

Total	$10,103	$8,303	$27,925	$24,536

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,532,402	$3,153,121
Construction/land development	1,648,923	1,135,843
Agricultural	88,295	77,736
Residential real estate loans
Residential 1-4 family	1,968,688	1,356,136
Multifamily residential	497,910	340,926

Total real estate	8,736,218	6,063,762
Consumer	51,515	41,745
Commercial and industrial	1,296,485	1,123,213
Agricultural	57,489	74,673
Other	144,486	84,306

Total loans receivable	$10,286,193	$7,387,699

During the three and nine-month periods ended September 30, 2017, the Company sold $3.1 million and $12.9 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $163,000 and $738,000, respectively. During the three-month and nine-month periods ended September 30, 2016, the Company sold $5.8 million and $7.0 million of the guaranteed portion of certain SBA loans, respectively, which resulted in gains of approximately $364,000 and $443,000, respectively.

Mortgage loans held for sale of approximately $49.4 million and $56.2 million at September 30, 2017 and December 31, 2016, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at September 30, 2017 and December 31, 2016 were not material.

The Company had $3.65 billion of purchased loans, which includes $158.0 million of discount for credit losses on purchased loans, at September 30, 2017. The Company had $55.1 million and $102.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of September 30, 2017. The Company had $1.13 billion of purchased loans, which includes $100.1 million of discount for credit losses on purchased loans, at December 31, 2016. The Company had $35.3 million and $64.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2016.

5. Allowance for Loan Losses, Credit Quality and Other

The following table presents a summary of changes in the allowance for loan losses:

Nine Months Ended September 30, 2017
(In thousands)
Allowance for loan losses:
Beginning balance	$80,002
Loans charged off	(10,535)
Recoveries of loans previously charged off	2,829

Net loans recovered (charged off)	(7,706)

Provision for loan losses	39,324

Balance, September 30, 2017	$111,620

The following tables present the balance in the allowance for loan losses for the three and nine-month periods ended September 30, 2017, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of September 30, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$12,842	$27,843	$17,715	$12,828	$3,063	$5,847	$80,138
Loans charged off	(182)	(796)	(309)	(2,280)	(857)	—	(4,424)
Recoveries of loans previously charged off	85	278	226	140	154	—	883

Net loans recovered (charged off)	(97)	(518)	(83)	(2,140)	(703)	—	(3,541)
Provision for loan losses	6,175	18,192	8,036	3,934	1,292	(2,606)	35,023

Balance, September 30	$18,920	$45,517	$25,668	$14,622	$3,652	$3,241	$111,620

	Nine Months Ended September 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(508)	(2,451)	(2,597)	(3,059)	(1,920)	—	(10,535)
Recoveries of loans previously charged off	312	988	480	392	657	—	2,829

Net loans recovered (charged off)	(196)	(1,463)	(2,117)	(2,667)	(1,263)	—	(7,706)
Provision for loan losses	7,594	18,792	11,268	4,533	727	(3,590)	39,324

Balance, September 30	$18,920	$45,517	$25,668	$14,622	$3,652	$3,241	$111,620

	As of September 30, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,066	$995	$306	$512	$8	$—	$2,887
Loans collectively evaluated for impairment	17,839	44,016	24,467	13,925	3,613	3,241	107,101

Loans evaluated for impairment balance, September 30	18,905	45,011	24,773	14,437	3,621	3,241	109,988

Purchased credit impaired loans	15	506	895	185	31	—	1,632

Balance, September 30	$18,920	$45,517	$25,668	$14,622	$3,652	$3,241	$111,620

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$31,130	$50,518	$22,601	$13,958	$1,009	$—	$119,216
Loans collectively evaluated for impairment	1,601,961	4,442,747	2,392,014	1,265,189	250,074	—	9,951,985

Loans evaluated for impairment balance, September 30	1,633,091	4,493,265	2,414,615	1,279,147	251,083	—	10,071,201

Purchased credit impaired loans	15,832	127,432	51,983	17,338	2,407	—	214,992

Balance, September 30	$1,648,923	$4,620,697	$2,466,598	$1,296,485	$253,490	$—	$10,286,193

The following tables present the balances in the allowance for loan losses for the nine-month period ended September 30, 2016 and the year ended December 31, 2016, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(334)	(2,590)	(3,810)	(4,424)	(1,507)	—	(12,665)
Recoveries of loans previously charged off	107	608	836	656	699	—	2,906

Net loans recovered (charged off)	(227)	(1,982)	(2,974)	(3,768)	(808)	—	(9,759)
Provision for loan losses	171	274	4,181	9,049	448	2,782	16,905

Balance, September 30	10,726	25,090	16,025	14,605	4,656	5,268	76,370
Loans charged off	(48)	(996)	(1,787)	(1,354)	(651)	—	(4,836)
Recoveries of loans previously charged off	1,018	249	316	4,877	305	—	6,765

Net loans recovered (charged off)	970	(747)	(1,471)	3,523	(346)	—	1,929
Provision for loan losses	(174)	3,845	1,963	(5,372)	(122)	1,563	1,703

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

The following is an aging analysis for loans receivable as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,806	$2,684	$27,418	$33,908	$4,498,494	$4,532,402	$16,482
Construction/land development	2,267	309	8,778	11,354	1,637,569	1,648,923	3,258
Agricultural	152	—	34	186	88,109	88,295	—
Residential real estate loans
Residential 1-4 family	8,768	1,659	18,441	28,868	1,939,820	1,968,688	4,624
Multifamily residential	595	—	1,194	1,789	496,121	497,910	1,039

Total real estate	15,588	4,652	55,865	76,105	8,660,113	8,736,218	25,403
Consumer	729	18	142	889	50,626	51,515	3
Commercial and industrial	3,275	3,229	7,792	14,296	1,282,189	1,296,485	3,771
Agricultural and other	363	101	178	642	201,333	201,975	6

Total	$19,955	$8,000	$63,977	$91,932	$10,194,261	$10,286,193	$29,183

	December 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$2,036	$686	$27,518	$30,240	$3,122,881	$3,153,121	$9,530
Construction/land development	685	16	7,042	7,743	1,128,100	1,135,843	3,086
Agricultural	—	—	435	435	77,301	77,736	—
Residential real estate loans
Residential 1-4 family	6,972	1,287	23,307	31,566	1,324,570	1,356,136	2,996
Multifamily residential	—	—	262	262	340,664	340,926	—

Total real estate	9,693	1,989	58,564	70,246	5,993,516	6,063,762	15,612
Consumer	117	66	161	344	41,401	41,745	21
Commercial and industrial	984	582	3,464	5,030	1,118,183	1,123,213	309
Agricultural and other	782	10	935	1,727	157,252	158,979	—

Total	$11,576	$2,647	$63,124	$77,347	$7,310,352	$7,387,699	$15,942

Non-accruing loans at September 30, 2017 and December 31, 2016 were $34.8 million and $47.2 million, respectively.

The following is a summary of the impaired loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$—	$—	$15	$1	$15	$2
Construction/land development	66	—	—	12	1	6	3
Agricultural	35	—	—	—	—	—	1
Residential real estate loans
Residential 1-4 family	79	—	—	101	2	108	7
Multifamily residential	—	—	—	—	—	—	—

Total real estate	209	—	—	128	4	129	13
Consumer	4	—	—	—	—	—	—
Commercial and industrial	101	—	—	41	2	51	6
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	314	—	—	169	6	180	19
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	49,606	45,312	982	42,245	662	44,962	1,311
Construction/land development	13,897	12,875	1,066	11,177	58	10,173	192
Agricultural	281	319	13	218	4	259	7
Residential real estate loans
Residential 1-4 family	24,833	21,042	231	20,893	116	23,294	298
Multifamily residential	2,812	2,681	75	2,168	32	1,358	64

Total real estate	91,429	82,229	2,367	76,701	872	80,046	1,872
Consumer	153	149	—	145	—	156	—
Commercial and industrial	18,354	14,271	512	10,308	76	8,935	84
Agricultural and other	312	343	8	606	3	728	5

Total loans with a specific valuation allowance	110,248	96,992	2,887	87,760	951	89,865	1,961
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	49,635	45,312	982	42,260	663	44,977	1,313
Construction/land development	13,963	12,875	1,066	11,189	59	10,179	195
Agricultural	316	319	13	218	4	259	8
Residential real estate loans
Residential 1-4 family	24,912	21,042	231	20,994	118	23,402	305
Multifamily residential	2,812	2,681	75	2,168	32	1,358	64

Total real estate	91,638	82,229	2,367	76,829	876	80,175	1,885
Consumer	157	149	—	145	—	156	—
Commercial and industrial	18,455	14,271	512	10,349	78	8,986	90
Agricultural and other	312	343	8	606	3	728	5

Total impaired loans	$110,562	$96,992	$2,887	$87,929	$957	$90,045	$1,980

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of September 30, 2017.

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

Interest recognized on impaired loans during the three months ended September 30, 2017 and 2016 was approximately $957,000 and $597,000, respectively. Interest recognized on impaired loans during the nine months ended September 30, 2017 and 2016 was approximately $2.0 million and $1.7 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$21,521	$526	$—	$22,047
Construction/land development	24,427	114	—	24,541
Agricultural	341	—	—	341
Residential real estate loans
Residential 1-4 family	22,852	573	—	23,425
Multifamily residential	941	—	—	941

Total real estate	70,082	1,213	—	71,295
Consumer	184	10	—	194
Commercial and industrial	17,994	50	—	18,044
Agricultural and other	270	—	—	270

Total risk rated loans	$88,530	$1,273	$—	$89,803

	December 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$43,657	$462	$—	$44,119
Construction/land development	8,619	33	—	8,652
Agricultural	759	—	—	759
Residential real estate loans
Residential 1-4 family	28,846	445	—	29,291
Multifamily residential	1,391	—	—	1,391

Total real estate	83,272	940	—	84,212
Consumer	211	2	—	213
Commercial and industrial	16,991	170	—	17,161
Agricultural and other	935	—	—	935

Total risk rated loans	$101,409	$1,112	$—	$102,521

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

The following is a presentation of loans receivable by class and risk rating as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,021	$566	$2,523,273	$1,818,301	$39,968	$22,047	$4,405,176
Construction/land development	31	571	273,090	1,323,834	11,024	24,541	1,633,091
Agricultural	—	45	54,546	32,004	1,153	341	88,089
Residential real estate loans
Residential 1-4 family	1,126	1,095	1,416,454	470,981	11,711	23,425	1,924,792
Multifamily residential	—	—	364,864	123,804	214	941	489,823

Total real estate	2,178	2,277	4,632,227	3,768,924	64,070	71,295	8,540,971
Consumer	15,239	362	25,404	9,272	78	194	50,549
Commercial and industrial	17,717	9,041	622,782	601,360	10,203	18,044	1,279,147
Agricultural and other	2,296	4,388	145,243	48,337	—	270	200,534

Total risk rated loans	$37,430	$16,068	$5,425,656	$4,427,893	$74,351	$89,803	10,071,201

Purchased credit impaired loans							214,992

Total loans receivable							$10,286,193

	December 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,047	$4,762	$1,568,385	$1,425,316	$33,559	$44,119	$3,077,188
Construction/land development	400	981	180,094	921,081	7,087	8,652	1,118,295
Agricultural	—	157	53,753	22,238	829	759	77,736
Residential real estate loans
Residential 1-4 family	2,336	1,683	941,760	324,045	10,360	29,291	1,309,475
Multifamily residential	—	—	278,514	45,742	8,870	1,391	334,517

Total real estate	3,783	7,583	3,022,506	2,738,422	60,705	84,212	5,917,211
Consumer	15,080	231	15,330	9,645	81	213	40,580
Commercial and industrial	13,117	3,644	500,220	558,413	19,209	17,161	1,111,764
Agricultural and other	3,379	976	82,641	70,649	—	935	158,580

Total risk rated loans	$35,359	$12,434	$3,620,697	$3,377,129	$79,995	$102,521	7,228,135

Purchased credit impaired loans							159,564

Total loans receivable							$7,387,699

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	16	$18,162	$11,395	$253	$5,432	$17,080
Construction/land development	5	782	690	77	—	767
Agricultural	2	345	282	38	—	320
Residential real estate loans
Residential 1-4 family	22	5,708	3,746	84	1,361	5,191
Multifamily residential	3	1,701	1,355	—	287	1,642

Total real estate	48	26,698	17,468	452	7,080	25,000
Consumer	2	7	—	7	—	7
Commercial and industrial	9	647	365	71	3	439
Other	1	166	166	—	—	166

Total	60	$27,518	$17,999	$530	$7,083	$25,612

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

The following is a presentation of TDRs on non-accrual status as of September 30, 2017 and December 31, 2016 because they are not in compliance with the modified terms:

	September 30, 2017		December 31, 2016
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	2	$2,284	2	$696
Agricultural	—	—	2	123
Residential real estate loans
Residential 1-4 family	4	124	13	2,240

Total real estate	6	2,408	17	3,059
Commercial and industrial	1	16	—	—

Total	7	$2,424	17	$3,059

The following is a presentation of total foreclosed assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$10,354	$9,423
Construction/land development	6,328	4,009
Agricultural		—
Residential real estate loans
Residential 1-4 family	3,733	2,076
Multifamily residential	1,286	443

Total foreclosed assets held for sale	$21,701	$15,951

The following is a summary of the purchased credit impaired loans acquired in the GHI, BOC and Stonegate acquisitions during the first nine months of 2017 as of the dates of acquisition:

	GHI	BOC	Stonegate
Contractually required principal and interest at acquisition	$22,379	$18,586	$98,444
Non-accretable difference (expected losses and foregone interest)	4,462	2,811	23,297

Cash flows expected to be collected at acquisition	17,917	15,775	75,147
Accretable yield	2,071	1,043	11,761

Basis in purchased credit impaired loans at acquisition	$15,846	$14,732	$63,386

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the nine-month period ended September 30, 2017 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$38,212	$159,564
Reforecasted future interest payments for loan pools	3,739	—
Accretion recorded to interest income	(14,955)	14,955
Acquisitions	14,875	93,964
Adjustment to yield	2,210	—
Transfers to foreclosed assets held for sale	—	(13,407)
Payments received, net	—	(40,084)

Balance at end of period	$44,081	$214,992

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $3.7 million. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2017 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $2.2 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Goodwill
Balance, beginning of period	$377,983	$377,983
Acquisitions	551,146	—

Balance, end of period	$929,129	$377,983

	September 30, 2017	December 31, 2016
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$18,311	$21,443
Acquisitions	35,247	—
Amortization expense	(2,576)	(2,370)

Balance, September 30	$50,982	19,073

Amortization expense		(762)

Balance, end of year		$18,311

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2017 and December 31, 2016 were:

	September 30, 2017	December 31, 2016
	(In thousands)

Gross carrying basis	$86,625	$51,378
Accumulated amortization	(35,643)	(33,067)

Net carrying amount	$50,982	$18,311

Core deposit and other intangible amortization expense was approximately $906,000 and $762,000 for the three months ended September 30, 2017 and 2016, respectively. Core deposit and other intangible amortization expense was approximately $2.6 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. Including all of the mergers completed as of September 30, 2017, the Company’s estimated amortization expense of core deposits and other intangibles for each of the years 2017 through 2021 is approximately: 2017 – $4.1 million; 2018 – $6.6 million; 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million.

The carrying amount of the Company’s goodwill was $929.1 million and $378.0 million at September 30, 2017 and December 31, 2016, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

The purchase price allocation and certain fair value measurements related to the Stonegate acquisition remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

7. Other Assets

Other assets consists primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2017 and December 31, 2016 other assets were $163.1 million and $129.3 million, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $134.6 million and $112.4 million at September 30, 2017 and December 31, 2016, respectively, and are accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $628.3 million and $569.1 million at September 30, 2017 and December 31, 2016, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.02 billion and $842.9 million at September 30, 2017 and December 31, 2016, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.2 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $5.8 million and $3.2 million for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and December 31, 2016, brokered deposits were $1.14 billion and $502.5 million, respectively.

Deposits totaling approximately $1.32 billion and $1.23 billion at September 30, 2017 and December 31, 2016, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At September 30, 2017 and December 31, 2016, securities sold under agreements to repurchase totaled $149.5 million and $121.3 million, respectively. For the three-month periods ended September 30, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $135.9 million and $118.2 million, respectively. For the nine-month periods ended September 30, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $129.6 million and $121.0 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2017 and December 31, 2016 is presented in the following tables:

	September 30, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$14,125	$—	$—	$10,000	$24,125
Mortgage-backed securities	29,677	—	—	—	29,677
State and political subdivisions	75,829	—	—	—	75,829
Other securities	19,900	—	—	—	19,900

Total borrowings	$139,531	$—	$—	$10,000	$149,531

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$1,918	$—	$—	$—	$1,918
Mortgage-backed securities	22,691	—	—	—	22,691
State and political subdivisions	74,559	—	—	—	74,559
Other securities	22,122	—	—	—	22,122

Total borrowings	$121,290	$—	$—	$—	$121,290

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds were $1.04 billion and $1.31 billion at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $245.0 million and $799.3 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2027 with fixed interest rates ranging from 0.636% to 5.960% and are secured by loans and investments securities. Maturities of borrowings as of September 30, 2017 include: 2017 – $75.3 million; 2018 – $409.5 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.0 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI may have the right to prepay certain obligations.

Additionally, the Company had $691.3 million and $516.2 million at September 30, 2017 and December 31, 2016, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2017 and December 31, 2016, respectively.

11. Other Borrowings

The Company had zero other borrowings at September 30, 2017. The Company took out a $20.0 million line of credit for general corporate purposes during 2015, but the balance on this line of credit at September 30, 2017 and December 31, 2016 was zero.

12. Subordinated Debentures

Subordinated debentures consists of subordinated debt securities and guaranteed payments on trust preferred securities. As of September 30, 2017 and December 31, 2016, subordinated debentures were $367.8 million and $60.8 million, respectively.

Subordinated debentures at September 30, 2017 and December 31, 2016 contained the following components:

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,292	—
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,545	—
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,172	—

Total	$367,835	$60,826

Trust Preferred Securities. The Company holds trust preferred securities with a face amount of $73.3 million which are currently callable without penalty based on the terms of the specific agreements. The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. The Company wholly owns the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related subordinated debentures. The Company’s obligations under the subordinated securities and other relevant trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of each respective trust’s obligations under the trust securities issued by each respective trust.

The Bank acquired $12.5 million in trust preferred securities with a fair value of $9.8 million from the Stonegate acquisition. The difference between the fair value purchased of $9.8 million and the $12.5 million face amount, will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

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

13. Income Taxes

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Current:
Federal	$17,289	$15,523	$65,958	$53,216
State	3,434	3,083	13,101	10,570

Total current	20,723	18,606	79,059	63,786

Deferred:
Federal	(11,002)	5,739	(13,238)	10,400
State	(2,185)	1,140	(2,629)	2,066

Total deferred	(13,187)	6,879	(15,867)	12,466

Income tax expense	$7,536	$25,485	$63,192	$76,252

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory federal income tax rate	35.00%	35.00%	35.00%	35.00%
Effect of non-taxable interest income	(4.48)	(1.47)	(1.82)	(1.54)
Effect of gain on acquisitions	—	—	(0.76)	—
Stock compensation	(0.09)	—	(0.49)	—
State income taxes, net of federal benefit	3.91	4.07	4.01	4.07
Other	(0.63)	(0.72)	0.18	(0.30)

Effective income tax rate	33.71%	36.88%	36.12%	37.23%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$52,181	$31,381
Deferred compensation	3,430	3,925
Stock compensation	1,605	669
Real estate owned	3,697	2,296
Loan discounts	16,634	9,157
Tax basis premium/discount on acquisitions	32,833	14,757
Investments	1,368	1,957
Other	21,597	8,361

Gross deferred tax assets	133,345	72,503

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	(1,200)	2,154
Unrealized gain on securities available-for-sale	2,018	258
Core deposit intangibles	5,352	4,950
FHLB dividends	1,926	1,926
Other	3,462	1,917

Gross deferred tax liabilities	11,558	11,205

Net deferred tax assets	$121,787	$61,298

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida, New York and California. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2013.

The purchase price allocation and certain fair value measurements related to the Stonegate acquisition remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

14. Common Stock, Compensation Plans and Other

Common Stock

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 20, 2017, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During the first nine months of 2017, the Company utilized a portion of this stock repurchase program.

The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2017	—	$—	—	5,664,936
August 1 through August 31, 2017	380,000	24.36	380,000	5,284,936
September 1 through September 30, 2017	—	—	—	5,284,936

Total	380,000		380,000

During first nine months of 2017, the Company repurchased a total of 800,000 shares with a weighted-average stock price of $24.44 per share. The 2017 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of September 30, 2017 total 4,467,064 shares. The remaining balance available for repurchase is 5,284,936 shares at September 30, 2017.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 21, 2016 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 11,288,000 shares. The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of September 30, 2017, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000. At September 30, 2017, the Company had approximately 2,405,000 shares of common stock remaining available for future grants and approximately 4,729,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2017 was $20.9 million and $12.1 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $5.7 million as of September 30, 2017. For the first nine months of 2017, the Company has expensed approximately $1.2 million for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at September 30, 2017 and December 31, 2016 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2017		For the Year Ended December 31, 2016
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,397	$15.19	2,794	$12.71
Granted	80	25.96	140	21.25
Forfeited/Expired	—	—	(14)	17.28
Exercised	(178)	7.60	(523)	3.50

Outstanding, end of period	2,299	16.15	2,397	15.19

Exercisable, end of period	1,017	$13.32	639	$8.88

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2017 was $7.10 per share. The weighted-average fair value of options granted during the year ended December 31, 2016 was $5.08 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended September 30, 2017	For the Year Ended December 31, 2016
Expected dividend yield	1.39%	1.65%
Expected stock price volatility	28.47%	26.66%
Risk-free interest rate	2.06%	1.65%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2017:

	Options Outstanding			Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 2.10 to $2.66	18	1.49	$2.56	18	$2.56
$ 4.27 to $4.30	91	0.29	4.28	91	4.28
$ 5.68 to $6.56	103	3.81	6.43	103	6.43
$ 8.62 to $9.54	284	5.43	9.09	224	9.08
$14.71 to $16.86	262	7.01	16.00	124	16.12
$17.12 to $17.40	211	7.18	17.19	90	17.22
$18.46 to $18.46	1,050	7.90	18.46	329	18.46
$20.16 to $20.58	80	8.02	20.37	14	20.34
$21.25 to $21.25	120	8.56	21.25	24	21.25
$25.96 to $25.96	80	9.56	25.96	—	—

	2,299			1,017

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2017 and December 31, 2016 and changes during the period and year then ended:

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Beginning of year	958	975
Issued	232	244
Vested	(45)	(256)
Forfeited	—	(5)

End of period	1,145	958

Amount of expense for nine months and twelve months ended, respectively	$3,815	$4,049

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.3 million as of September 30, 2017.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Salaries and employee benefits	$28,510	$25,623	$83,965	$75,018
Occupancy and equipment	7,887	6,668	21,602	19,848
Data processing expense	2,853	2,791	8,439	8,221
Other operating expenses:
Advertising	795	866	2,305	2,422
Merger and acquisition expenses	18,227	—	25,743	—
FDIC loss share buy-out expense	—	3,849	—	3,849
Amortization of intangibles	906	762	2,576	2,370
Electronic banking expense	1,712	1,428	4,885	4,121
Directors’ fees	309	292	946	856
Due from bank service charges	472	319	1,348	961
FDIC and state assessment	1,293	1,502	3,763	4,394
Insurance	577	553	1,698	1,630
Legal and accounting	698	583	1,799	1,764
Other professional fees	1,436	1,137	3,822	3,106
Operating supplies	432	437	1,376	1,292
Postage	280	269	861	815
Telephone	305	449	1,027	1,391
Other expense	4,154	3,498	10,835	12,203

Total other operating expenses	31,596	15,944	62,984	41,174

Total non-interest expense	$70,846	$51,026	$176,990	$144,261

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

Although the Company has a diversified loan portfolio, at September 30, 2017 and December 31, 2016, commercial real estate loans represented 61.0% and 59.1% of total loans receivable, respectively, and 284.1% and 328.9% of total stockholders’ equity, respectively. Residential real estate loans represented 24.0% and 23.0% of total loans receivable and 111.8% and 127.8% of total stockholders’ equity at September 30, 2017 and December 31, 2016, respectively.

Approximately 91.0% of the Company’s total loans and 91.9% of the Company’s real estate loans as of September 30, 2017, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At September 30, 2017 and December 31, 2016, commitments to extend credit of $2.31 billion and $1.82 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2017 and December 31, 2016, is $76.8 million and $41.1 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2017, the Company requested approximately $64.5 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 52.7% of the Company’s banking subsidiary’s year-to-date 2017 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2017, the Company meets all capital adequacy requirements to which it is subject.

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2017, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.86%, 13.17%, 11.46%, and 15.06%, respectively, as of September 30, 2017.

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

In connection with the Stonegate acquisition, accounted for using the purchase method, the Company acquired approximately $2.89 billion in assets, including $101.0 million in cash and cash equivalents, assumed $2.60 billion in liabilities, issued 30,863,658 shares of its common stock valued at approximately $742.3 million as of September 26, 2017, and paid $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2017	2016
	(In thousands)
Interest paid	$34,573	$22,295
Income taxes paid	117,025	66,450
Assets acquired by foreclosure	9,255	9,448

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2017 and December 31, 2016, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2017 and 2016.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $94.1 million and $91.5 million as of September 30, 2017 and December 31, 2016, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $314,000 and $156,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2017 and 2016, respectively. The Company reversed approximately $523,000 and $457,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2017 and 2016, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2017 and December 31, 2016, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $21.7 million and $16.0 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $394,000 were remeasured during the nine months ended September 30, 2017, resulting in a write-down of approximately $306,000.

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

	September 30, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$552,320	$552,320	1
Federal funds sold	4,545	4,545	1
Investment securities – held-to-maturity	234,945	239,017	2
Loans receivable, net of impaired loans and allowance	10,080,468	9,966,022	3
Accrued interest receivable	41,071	41,071	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,555,465	$2,555,465	1
Savings and interest-bearing transaction accounts	6,341,883	6,341,883	1
Time deposits	1,551,422	1,571,618	3
Federal funds purchased	—	—	N/A
Securities sold under agreements to repurchase	149,531	149,531	1
FHLB and other borrowed funds	1,044,333	1,044,936	2
Accrued interest payable	10,964	10,964	1
Subordinated debentures	367,835	384,485	3

	December 31, 2016
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$216,649	$216,649	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	284,176	287,038	2
Loans receivable, net of impaired loans and allowance	7,216,199	7,131,199	3
Accrued interest receivable	30,838	30,838	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,695,184	$1,695,184	1
Savings and interest-bearing transaction accounts	3,963,241	3,963,241	1
Time deposits	1,284,002	1,275,634	3
Securities sold under agreements to repurchase	121,290	121,290	1
FHLB and other borrowed funds	1,305,198	1,311,280	2
Accrued interest payable	1,920	1,920	1
Subordinated debentures	60,826	60,826	3

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. Management is currently evaluating the impact of the adoption of this guidance to the Company’s financial statements, but does not anticipate the guidance to have a material effect on the Company’s financial position or results of operations as the Company’s equity investments are immaterial. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time, the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the standards and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be adjusted after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 20.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2016, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

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

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, ASU 2017-08 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2018.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company does not anticipate any modifications to its existing awards and therefore the adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

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

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

We have reviewed the accompanying condensed consolidated balance sheet of Home BancShares, Inc. (the Company) as of September 30, 2017, and the related condensed consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2017 and 2016, and the related statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

November 7, 2017

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2017, we had, on a consolidated basis, total assets of $14.26 billion, loans receivable, net of $10.17 billion, total deposits of $10.45 billion, and stockholders’ equity of $2.21 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Total assets	$14,255,967	$9,764,238	$14,255,967	$9,764,238
Loans receivable	10,286,193	7,112,291	10,286,193	7,112,291
Allowance for loan losses	111,620	76,370	111,620	76,370
Total deposits	10,448,770	6,840,293	10,448,770	6,840,293
Total stockholders’ equity	2,206,716	1,296,018	2,206,716	1,296,018
Net income	14,821	43,620	111,774	128,556
Basic earnings per share	0.10	0.31	0.78	0.92
Diluted earnings per share	0.10	0.31	0.78	0.91
Annualized net interest margin – FTE	4.40%	4.86%	4.53%	4.83%
Efficiency ratio	53.77	39.41	43.92	38.16
Annualized return on average assets	0.54	1.81	1.41	1.81
Annualized return on average common equity	3.88	13.62	10.33	13.83

Overview

The Company’s third quarter earnings were significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. While the total impact of this hurricane on Home BancShares’ financial condition and results of operation may not be known for some time, the Company has included in third quarter earnings, certain charges, including the establishment of reserves, related to the hurricane. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in loans receivable we have in the disaster area, the Company has accrued $33.4 million of pre-tax hurricane expenses. The $33.4 million of hurricane expenses include the following items: $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through September 30, 2017.

Results of Operations for Three Months Ended September 30, 2017 and 2016

Our net income decreased $28.8 million, or 66.0%, to $14.8 million for the three-month period ended September 30, 2017, from $43.6 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.10 per share and $0.31 per share for the three-month periods ended September 30, 2017 and 2016, respectively. Excluding the $51.7 million of merger expenses and hurricane expenses, net income was $46.4 million, and diluted earnings per share was $0.32 per share for the three months ended September 30, 2017. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $46.0 million, and diluted earnings per share for the three months ended September 30, 2016 was $0.33 per share. Net income excluding merger expenses, hurricane expenses and FDIC loss share buy-out expense for the third quarter of 2017 increased $489,000 when compared to the third quarter of 2016. This increase is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in the non-hurricane related provision for loan losses in third quarter of 2017 when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.86% for the three-month period ended September 30, 2016 to 4.40% for the three-month period ended September 30, 2017. The yield on loans was 5.66% and 5.84% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, we recognized $7.2 million and $11.9 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.07% and 4.25% for the three months ended September 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.10% for the three months ended September 30, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same quarter in 2016.

Our efficiency ratio was 53.77% for the three months ended September 30, 2017, compared to 39.41% for the same period in 2016. For the third quarter of 2017, our core efficiency ratio was 39.12%, which increased from the 36.51% reported for third quarter of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 0.54% for the three months ended September 30, 2017, compared to 1.81% for the same period in 2016. Excluding merger expenses, hurricane expenses and FDIC loss share buy-out expense, our annualized return on average assets was 1.70% for the three months ended September 30, 2017, compared to 1.90% for the same period in 2016. Our annualized return on average common equity was 3.88% for the three months ended September 30, 2017, compared to 13.62% for the same period in 2016. Excluding merger expenses, hurricane expenses and FDIC loss share buy-out expense, our annualized return on average common equity was 12.17% for the three months ended September 30, 2017, compared to 14.35% for the same period in 2016.

Results of Operations for Nine Months Ended September 30, 2017 and 2016

Our net income decreased $16.8 million, or 13.1%, to $111.8 million for the nine-month period ended September 30, 2017, from $128.6 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.78 per share and $0.91 per share for the nine-month periods ended September 30, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition, $25.7 million of merger expenses, and $33.4 million of hurricane expenses, net income was $144.5 million and diluted earnings per share was $1.00 per share for the nine months ended September 30, 2017. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $130.9 million and diluted earnings per share for the nine months ended September 30, 2016 was $0.93 per share. The $13.6 million increase in net income, excluding gain on acquisitions, merger expenses, hurricane expenses and FDIC loss share buy-out expense, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in the non-hurricane related provision for loan losses in first nine months of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.83% for the nine-month period ended September 30, 2016 to 4.53% for the nine-month period ended September 30, 2017. The yield on loans was 5.70% and 5.82% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized $23.3 million and $33.7 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.16% and 4.24% for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.09% for the nine months ended September 30, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $8.5 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during the first nine months of 2017.

Our efficiency ratio was 43.92% for the nine months ended September 30, 2017, compared to 38.16% for the same period in 2016. For the first nine months of 2017, our core efficiency ratio was 37.79%, which increased from the 36.75% reported for first nine months of 2016. The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses, hurricane damage expense, FDIC loss share buy-out expense and/or gains and losses.

Our annualized return on average assets was 1.41% for the nine months ended September 30, 2017, compared to 1.81% for the same period in 2016. Excluding gain on acquisitions, merger expenses, hurricane expenses and FDIC loss share buy-out expense, our annualized return on average assets was 1.82% for the nine months ended September 30, 2017, compared to 1.84% for the same period in 2016. Our annualized return on average common equity was 10.33% for the nine months ended September 30, 2017, compared to 13.83% for the same period in 2016. Excluding gain on acquisitions, merger expenses, hurricane expenses and FDIC loss share buy-out expense, our annualized return on average common equity was 13.36% for the nine months ended September 30, 2017, compared to 14.08% for the same period in 2016.

Financial Condition as of and for the Period Ended September 30, 2017 and December 31, 2016

Our total assets as of September 30, 2017 increased $4.45 billion to $14.26 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $2.90 billion to $10.29 billion as of September 30, 2017, from $7.39 billion as of December 31, 2016. This increase is primarily a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $879.2 million to $2.21 billion as of September 30, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $70.5 million increase in retained earnings combined with $3.5 million of comprehensive income and $5.0 million of share-based compensation offset by the repurchase of $19.5 million of our common stock during the first nine months of 2017. The annualized improvement in stockholders’ equity for the first nine months of 2017, excluding the $742.3 million and $77.5 million of common stock issued to the Stonegate and GHI shareholders, respectively, was 6.0%.

As of September 30, 2017, our non-performing loans increased to $64.0 million, or 0.62%, of total loans from $63.1 million, or 0.85%, of total loans as of December 31, 2016. The allowance for loan losses as a percentage of non-performing loans increased to 174.47% as of September 30, 2017, compared to 126.74% as of December 31, 2016. Non-performing loans from our Arkansas franchise were $24.3 million at September 30, 2017 compared to $28.5 million as of December 31, 2016. Non-performing loans from our Florida franchise were $39.6 million at September 30, 2017 compared to $34.0 million as of December 31, 2016. Non-performing loans from our Alabama franchise were $83,000 at September 30, 2017 compared to $656,000 as of December 31, 2016. There were no non-performing loans from our Centennial CFG franchise.

As of September 30, 2017, our non-performing assets increased to $85.7 million, or 0.60%, of total assets from $79.1 million, or 0.81%, of total assets as of December 31, 2016. Non-performing assets from our Arkansas franchise were $36.4 million at September 30, 2017 compared to $41.0 million as of December 31, 2016. Non-performing assets from our Florida franchise were $48.6 million at September 30, 2017 compared to $36.8 million as of December 31, 2016. Non-performing assets from our Alabama franchise were $724,000 at September 30, 2017 compared to $1.2 million as of December 31, 2016. There were no non-performing assets from our Centennial CFG franchise.

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

Acquisitions

Acquisition of Stonegate Bank

On September 26, 2017, the Company completed the acquisition of all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition. Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock. In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the known purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

Through our recently completed acquisition and merger of Stonegate Bank into Centennial, we maintain a customer relationship to handle the accounts for Cuba’s diplomatic missions at the United Nations and for the Cuban Interests Section (now the Cuban Embassy) in Washington, D.C. This relationship was established in May 2015 pursuant to a special license granted to Stonegate Bank by the U.S. Treasury Department’s Office of Foreign Assets Control in connection with the reestablishment of diplomatic relations between the U.S. and Cuba. In July 2015, Stonegate Bank established a correspondent banking relationship with Banco Internacional de Comercio, S.A. in Havana, Cuba.

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

As a result of our continued focus on efficiency, during the fourth quarter of 2017, we plan to close a branch location in Daphne, Alabama. As a result of Hurricane Irma, our Naples, Florida branch location will remain closed until further notice.

During the third quarter of 2017, the Company acquired a total of 24 branches through the acquisition of Stonegate. In an effort to achieve efficiencies primarily from the Stonegate acquisition, the Company plans to close or merge several Florida locations during 2018. During the remainder of 2017, we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of September 30, 2017, we had 76 branches in Arkansas, 89 branches in Florida, 6 branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016

Our net income decreased $28.8 million, or 66.0%, to $14.8 million for the three-month period ended September 30, 2017, from $43.6 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.10 per share and $0.31 per share for the three-month periods ended September 30, 2017 and 2016, respectively. Excluding the $51.7 million of merger expenses and hurricane expenses, net income was $46.4 million, and diluted earnings per share was $0.32 per share for the three months ended September 30, 2017. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $46.0 million, and diluted earnings per share for the three months ended September 30, 2016 was $0.33 per share. Net income excluding merger expenses, hurricane expenses and FDIC loss share buy-out expense for the third quarter of 2017 increased $489,000 when compared to the third quarter of 2016. This increase is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in the non-hurricane related provision for loan losses in third quarter of 2017 when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our net income decreased $16.8 million, or 13.1%, to $111.8 million for the nine-month period ended September 30, 2017, from $128.6 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.78 per share and $0.91 per share for the nine-month periods ended September 30, 2017 and 2016, respectively. Excluding the $3.8 million of gain on acquisition, $25.7 million of merger expenses, and $33.4 million of hurricane expenses, net income was $144.5 million and diluted earnings per share was $1.00 per share for the nine months ended September 30, 2017. Excluding the $3.8 million of FDIC loss share buy-out expense, net income was $130.9 million and diluted earnings per share for the nine months ended September 30, 2016 was $0.93 per share. The $13.6 million increase in net income, excluding gain on acquisitions, merger expenses, hurricane expenses and FDIC loss share buy-out expense, is primarily associated with additional net interest income largely resulting from our acquisitions and our organic loan growth plus a decrease in the non-hurricane related provision for loan losses in first nine months of 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for the three and nine-month periods ended September 30, 2017 and 2016).

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

Our GAAP net interest margin decreased from 4.86% for the three-month period ended September 30, 2016 to 4.40% for the three-month period ended September 30, 2017. The yield on loans was 5.66% and 5.84% for the three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017 and 2016, we recognized $7.2 million and $11.9 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.07% and 4.25% for the three months ended September 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.10% for the three months ended September 30, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $4.3 million of interest expense when compared to the same quarter in 2016.

Our GAAP net interest margin decreased from 4.83% for the nine-month period ended September 30, 2016 to 4.53% for the nine-month period ended September 30, 2017. The yield on loans was 5.70% and 5.82% for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016, we recognized $23.3 million and $33.7 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.16% and 4.24% for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.24% and 5.09% for the nine months ended September 30, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $8.5 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during the first nine months of 2017.

Net interest income on a fully taxable equivalent basis increased $3.1 million, or 2.93%, to $108.6 million for the three-month period ended September 30, 2017, from $105.5 million for the same period in 2016. This increase in net interest income for the three-month period ended September 30, 2017 was the result of a $12.5 million increase in interest income on a fully taxable equivalent basis offset by a $9.4 million increase in interest expense. The $12.5 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our interest earning assets, specifically on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $14.2 million. The lower yield, primarily caused by a $4.5 million reduction in loan accretion income, resulted in an approximately $1.7 million decrease in interest income. The $9.4 million increase in interest expense for the three-month period ended September 30, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a rising interest rate environment combined with a higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a rising interest rate environment resulted in an approximately $6.2 million increase in interest expense. The higher level of our interest bearing liabilities, primarily subordinated debentures, resulted in an increase in interest expense of approximately $3.2 million.

Net interest income on a fully taxable equivalent basis increased $16.3 million, or 5.26%, to $324.8 million for the nine-month period ended September 30, 2017, from $308.6 million for the same period in 2016. This increase in net interest income on a fully taxable equivalent basis for the nine-month period ended September 30, 2017 was the result of a $36.2 million increase in interest income offset by a $19.9 million increase in interest expense. The $36.2 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our interest earning assets, specifically on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $39.4 million. The lower yield, primarily caused by a $9.6 million reduction in loan accretion income, resulted in an approximately $3.2 million decrease in interest income. The $19.9 million increase in interest expense for the nine-month period ended September 30, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a rising interest rate environment combined with a higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a rising interest rate environment resulted in an approximately $13.3 million increase in interest expense. The higher level of our interest bearing liabilities, primarily subordinated debentures, resulted in an increase in interest expense of approximately $6.6 million.

Additional information and analysis for our net interest margin can be found in Tables 18 through 20 of our Non-GAAP Financial Measurements section of the Management Discussion and Analysis.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2017 and 2016, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2017 compared to the same periods in 2016.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest income	$123,913	$111,375	$361,270	$325,149
Fully taxable equivalent adjustment	1,846	1,869	5,873	5,816

Interest income – fully taxable equivalent	125,759	113,244	367,143	330,965
Interest expense	17,144	7,722	42,334	22,398

Net interest income – fully taxable equivalent	$108,615	$105,522	$324,809	$308,567

Yield on earning assets – fully taxable equivalent	5.09%	5.21%	5.12%	5.18%
Cost of interest-bearing liabilities	0.92	0.46	0.78	0.45
Net interest spread – fully taxable equivalent	4.17	4.75	4.34	4.73
Net interest margin – fully taxable equivalent	4.40	4.86	4.53	4.83

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30, 2017 vs. 2016	Nine Months Ended September 30, 2017 vs. 2016
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$14,194	$39,390
Increase (decrease) in interest income due to change in earning asset yields	(1,679)	(3,212)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(3,212)	(6,610)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(6,210)	(13,326)

Increase (decrease) in net interest income	$3,093	$16,242

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2017 and 2016, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$180,368	$538	1.18%	$110,993	$117	0.42%
Federal funds sold	878	3	1.36	1,136	2	0.70
Investment securities – taxable	1,326,117	7,071	2.12	1,177,284	5,583	1.89
Investment securities – non-taxable	348,920	4,908	5.58	328,979	4,407	5.33
Loans receivable	7,938,716	113,239	5.66	7,027,634	103,135	5.84

Total interest-earning assets	9,794,999	$125,759	5.09	8,646,026	113,244	5.21

Non-earning assets	1,058,560			956,337

Total assets	$10,853,559			$9,602,363

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,512,785	$5,755	0.51%	$3,721,019	$2,268	0.24%
Time deposits	1,444,662	2,780	0.76	1,361,589	1,772	0.52

Total interest-bearing deposits	5,957,447	8,535	0.57	5,082,608	4,040	0.32

Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	135,855	232	0.68	118,183	142	0.48
FHLB and other borrowed funds	920,754	3,408	1.47	1,357,716	3,139	0.92
Subordinated debentures	358,347	4,969	5.50	60,826	401	2.62

Total interest-bearing liabilities	7,372,403	17,144	0.92	6,619,333	7,722	0.46

Non-interest bearing liabilities
Non-interest bearing deposits	1,924,933			1,663,621
Other liabilities	42,394			45,332

Total liabilities	9,339,730			8,328,286
Stockholders’ equity	1,513,829			1,274,077

Total liabilities and stockholders’ equity	$10,853,559			$9,602,363

Net interest spread			4.17%			4.75%
Net interest income and margin		$108,615	4.40%		$105,522	4.86%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$218,324	$1,573	0.96%	$110,893	$325	0.39%
Federal funds sold	1,161	9	1.04	1,895	7	0.49
Investment securities – taxable	1,231,619	18,983	2.06	1,174,998	16,178	1.84
Investment securities – non-taxable	347,578	14,506	5.58	333,336	13,616	5.46
Loans receivable	7,785,925	332,072	5.70	6,909,240	300,839	5.82

Total interest-earning assets	9,584,607	$367,143	5.12	8,530,362	330,965	5.18

Non-earning assets	1,033,310			968,553

Total assets	$10,617,917			$9,498,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,316,032	$13,445	0.42%	$3,664,401	$6,426	0.23%
Time deposits	1,415,383	7,386	0.70	1,382,657	5,102	0.49

Total interest-bearing deposits	5,731,415	20,831	0.49	5,047,058	11,528	0.31

Federal funds purchased	—	—	—	312	2	0.86
Securities sold under agreement to repurchase	129,580	593	0.61	120,966	421	0.46
FHLB and other borrowed funds	1,155,503	10,707	1.24	1,376,145	9,283	0.90
Subordinated debentures	258,032	10,203	5.29	60,826	1,164	2.56

Total interest-bearing liabilities	7,274,530	42,334	0.78	6,605,307	22,398	0.45

Non-interest bearing liabilities
Non-interest bearing deposits	1,847,843			1,596,603
Other liabilities	48,804			55,411

Total liabilities	9,171,177			8,257,321
Stockholders’ equity	1,446,740			1,241,594

Total liabilities and stockholders’ equity	$10,617,917			$9,498,915

Net interest spread			4.34%			4.73%
Net interest income and margin		$324,809	4.53%		$308,567	4.83%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2017 compared to the same periods in 2016, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended September 30, 2017 over 2016			Nine Months Ended September 30, 2017 over 2016
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$107	$314	$421	$498	$750	$1,248
Federal funds sold	—	1	1	(4)	6	2
Investment securities – taxable	750	738	1,488	807	1,998	2,805
Investment securities – non-taxable	274	227	501	590	300	890
Loans receivable	13,063	(2,959)	10,104	37,499	(6,266)	31,233

Total interest income	14,194	(1,679)	12,515	39,390	(3,212)	36,178

Interest expense:
Interest-bearing transaction and savings deposits	569	2,918	3,487	1,308	5,711	7,019
Time deposits	114	894	1,008	124	2,160	2,284
Federal funds purchased	—	—	—	(1)	(1)	(2)
Securities sold under agreement to repurchase	23	67	90	32	140	172
FHLB borrowed funds	(1,222)	1,491	269	(1,655)	3,079	1,424
Subordinated debentures	3,728	840	4,568	6,802	2,237	9,039

Total interest expense	3,212	6,210	9,422	6,610	13,326	19,936

Increase (decrease) in net interest income	$10,982	$(7,889)	$3,093	$32,780	$(16,538)	$16,242

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

The Company’s third quarter earnings were significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. While the total impact of this hurricane on Home BancShares’s financial condition and results of operation may not be known for some time, the Company has included in third quarter earnings, certain charges, including the establishment of reserves, related to the hurricane. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company has accrued $33.4 million of pre-tax hurricane expenses. The $33.4 million of hurricane expenses include the following items: $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through September 30, 2017. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. Additionally, as a result of Hurricane Irma, the Company offered customers located in the disaster area a 90-day deferment on outstanding loans. As of November 1, 2017, customers with loan balances totaling approximately $205.8 million have accepted the 90-day deferment.

There was $35.0 million and $5.5 million of provision for loan losses for the three months ended September 30, 2017 and 2016, respectively. Excluding $32.9 million of additional provision for loan losses related to Hurricane Irma, we experienced a $3.4 million decrease in the provision for loan losses during the third quarter of 2017 versus the third quarter of 2016. The $3.4 million decrease in provision for loan losses was primarily due to the Company not needing to take any additional provision related to charge-offs during the third quarter of 2017 because of a $2.0 million loan charge-off having a specific allocation that did not need to be replenished in the general allowance allocation plus lower organic loan growth during the third quarter of 2017 versus the third quarter of 2016.

There was $39.3 million and $16.9 million of provision for loan losses for the nine months ended September 30, 2017 and 2016, respectively. Excluding $32.9 million of additional provision for loan losses related to Hurricane Irma, we experienced a $10.5 million decrease in the provision for loan losses during the first nine months of 2017 versus the first nine months of 2016. This $10.5 million decrease is primarily a result of reduced provisioning from lower net charge-offs and lower organic loan growth versus the first nine months of 2016.

Based upon current accounting guidance, the allowance for loan losses is not carried over in an acquisition. As a result, none of the acquired loans had any allocation of the allowance for loan losses at merger date. This is the result of all purchased loans being recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. However, as the acquired loans pay off or renew and the acquired footprint originates new loan production, it is necessary to establish an allowance which represents an amount that, in management’s judgment, will be adequate to absorb credit losses. The allowance for loan loss methodology for all originated loans as disclosed in Note 1 to the Notes to Consolidated Financial Statements in our Form 10-K was used for these loans. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Non-Interest Income

Total non-interest income was $21.5 million and $72.3 million for the three and nine-month periods ended September 30, 2017, compared to $22.0 million and $63.2 million for the same periods in 2016, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2017 and 2016, respectively, as well as changes for the three and nine-month periods ended September 30, 2017 compared to the same period in 2016.

Table 6: Non-Interest Income

	Three Months Ended September 30,		2017 Change		Nine Months Ended September 30,		2017 Change
	2017	2016	from 2016		2017	2016	from 2016
	(Dollars in thousands)
Service charges on deposit accounts	$6,408	$6,527	$(119)	(1.8)%	$18,356	$18,607	$(251)	(1.3)%
Other service charges and fees	8,490	7,504	986	13.1	25,983	22,589	3,394	15.0
Trust fees	365	365	—	—	1,130	1,128	2	0.2
Mortgage lending income	3,172	3,932	(760)	(19.3)	9,713	10,276	(563)	(5.5)
Insurance commissions	472	534	(62)	(11.6)	1,482	1,808	(326)	(18.0)
Increase in cash value of life insurance	478	344	134	39.0	1,251	1,092	159	14.6
Dividends from FHLB, FRB, Bankers’ Bank & other	834	808	26	3.2	2,455	2,147	308	14.3
Gain on acquisitions	—	—	—	—	3,807	—	3,807	100.0
Gain (loss) on SBA loans	163	364	(201)	(55.2)	738	443	295	66.6
Gain (loss) on branches, equipment and other assets, net	(1,337)	(86)	(1,251)	1,454.7	(962)	701	(1,663)	(237.2)
Gain (loss) on OREO, net	335	132	203	153.8	849	(713)	1,562	219.1
Gain (loss) on securities, net	136	—	136	100.0	939	25	914	3,656.0
FDIC indemnification accretion/(amortization), net	—	—	—	—	—	(772)	772	(100.0)
Other income	1,941	1,590	351	22.1	6,603	5,892	711	12.1

Total non-interest income	$21,457	$22,014	$(557)	(2.5)%	$72,344	$63,223	$9,121	14.4%

Non-interest income decreased $557,000, or 2.5%, to $21.5 million for the three-month period ended September 30, 2017 from $22.0 million for the same period in 2016. Non-interest income increased $9.1 million, or 14.4%, to $72.3 million for the nine-month period ended September 30, 2017 from $63.2 million for the same period in 2016. Non-interest income excluding gain on acquisitions increased $5.3 million, or 8.4%, to $68.5 million for the nine months ended September 30, 2017 from $63.2 million for the same period in 2016.

The primary factors that resulted in the increase for the three month period ended September 30, 2017 when compared to the same period in 2016 were changes related to other service charges and fees, mortgage lending income, and net loss on branches, equipment and other assets.

Additional details for the three months ended September 30, 2017 on some of the more significant changes are as follows:

•	The $986,000 increase in other service charges and fees is primarily from our first quarter 2017 acquisitions plus additional loan payoff fees generated by Centennial CFG.

•	The $760,000 decrease in mortgage lending income is primarily the result of Hurricane Irma during September 2017 when compared to the same period in 2016. The disruption from the hurricane resulted in very little mortgage processing for nearly a two week period during the third quarter of 2017.

•	The $1.3 million decrease in gain (loss) on branches, equipment and other assets, net, is primarily related to losses on three vacant properties during the third quarter of 2017.

Excluding gain on acquisitions, the primary factors that resulted in the increase for the nine month period ended September 30, 2017 when compared to the same period in 2016 were changes related to other service charges and fees, net loss on branches, equipment and other assets, net gain on OREO, net gain on securities, and amortization on our former FDIC indemnification asset.

Additional details for the nine months ended September 30, 2017 on some of the more significant changes are as follows:

•	The $3.4 million increase in other service charges and fees is primarily from our first quarter 2017 acquisitions plus additional loan payoff fees generated by Centennial CFG and approximately $615,000 of MasterCard incentive income received in the first quarter of 2017.

•	The $1.7 million decrease in gain (loss) on branches, equipment and other assets, net, is primarily related to net losses on eleven vacant properties from closed branches during the first nine months of 2017 combined with net gains on four vacant properties during the first nine months of 2016 plus a gain on the sale of a piece of software during the second quarter of 2016.

•	The $1.6 million increase in gain (loss) on OREO is primarily related to realizing gains on sale from OREO properties during the first nine months of 2017 versus the revaluation of seven OREO properties during the first nine months of 2016.

•	The $914,000 increase in gain (loss) on securities, net, is a result of a strategic decision to recognize the long-term capital gains on sales of investment securities when compared to the same period in 2016.

•	The $772,000 increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

•	The $563,000 decrease in mortgage lending income is primarily the result of Hurricane Irma during September 2017 when compared to the same period in 2016. The disruption from the hurricane resulted in very little mortgage processing for nearly a two week period during the third quarter of 2017.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2017 and 2016, as well as changes for the three and nine-month periods ended September 30, 2017 compared to the same period in 2016.

Table 7: Non-Interest Expense

	Three Months Ended September 30,		2017 Change		Nine Months Ended September 30,		2017 Change
	2017	2016	from 2016		2017	2016	from 2016
	(Dollars in thousands)
Salaries and employee benefits	$28,510	$25,623	$2,887	11.3%	$83,965	$75,018	$8,947	11.9%
Occupancy and equipment	7,887	6,668	1,219	18.3	21,602	19,848	1,754	8.8
Data processing expense	2,853	2,791	62	2.2	8,439	8,221	218	2.7
Other operating expenses:
Advertising	795	866	(71)	(8.2)	2,305	2,422	(117)	(4.8)
Merger and acquisition expenses	18,227	—	18,227	100.0	25,743	—	25,743	100.0
FDIC loss share buy-out expense	—	3,849	(3,849)	(100.0)	—	3,849	(3,849)	(100.0)
Amortization of intangibles	906	762	144	18.9	2,576	2,370	206	8.7
Electronic banking expense	1,712	1,428	284	19.9	4,885	4,121	764	18.5
Directors’ fees	309	292	17	5.8	946	856	90	10.5
Due from bank service charges	472	319	153	48.0	1,348	961	387	40.3
FDIC and state assessment	1,293	1,502	(209)	(13.9)	3,763	4,394	(631)	(14.4)
Insurance	577	553	24	4.3	1,698	1,630	68	4.2
Legal and accounting	698	583	115	19.7	1,799	1,764	35	2.0
Other professional fees	1,436	1,137	299	26.3	3,822	3,106	716	23.1
Operating supplies	432	437	(5)	(1.1)	1,376	1,292	84	6.5
Postage	280	269	11	4.1	861	815	46	5.6
Telephone	305	449	(144)	(32.1)	1,027	1,391	(364)	(26.2)
Other expense	4,154	3,498	656	18.8	10,835	12,203	(1,368)	(11.2)

Total non-interest expense	$70,846	$51,026	$19,820	38.8%	$176,990	$144,261	$32,729	22.7%

Non-interest expense increased $19.8 million, or 38.8%, to $70.8 million for the three months ended September 30, 2017 from $51.0 million for the same period in 2016. Non-interest expense increased $32.7 million, or 22.7%, to $177.0 million for the nine months ended September 30, 2017 from $144.3 million for the same period in 2016. Non-interest expense, excluding merger expenses and FDIC loss share buy-out expense, was $52.6 million and $151.2 million for the three and nine months ended September 30, 2017, respectively, compared to $47.2 million and $140.4 million for the same periods in 2016, respectively.

The change in non-interest expense for 2017 excluding merger expenses and FDIC loss share buy-out expense when compared to 2016 is primarily related to the completion of our acquisitions, the normal increased cost of doing business and Centennial CFG.

Centennial CFG incurred $4.8 million and $13.8 million of non-interest expense during the three and nine months ended September 30, 2017, respectively, compared to $3.7 million and $10.5 million of non-interest expense during the three and nine months ended September 30, 2016, respectively. While the cost of doing business in New York City and Los Angeles is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During the third quarter of 2017 and 2016, the Company had no write-downs on vacant properties.

During the first nine months of 2017 and 2016, the Company had write-downs on vacant property from closed branches of approximately $47,000 and $1.9 million, respectively. These write-downs are included in other expense.

Income Taxes

The income tax expense decreased $17.9 million, or 70.4%, to $7.5 million for the three-month period ended September 30, 2017, from $25.5 million for the same period in 2016. The income tax expense decreased $13.1 million, or 17.1%, to $63.2 million for the nine-month period ended September 30, 2017, from $76.3 million for the same period in 2016. The effective income tax rate was 33.71% and 36.12% for the three and nine-month periods ended September 30, 2017, compared to 36.88% and 37.23% for the same periods in 2016.

The primary cause of the decrease in taxes for the three months ended September 30, 2017 when compared to the same period in 2016 is our lower quarterly pre-tax earnings at our marginal tax rate of 39.225% adjusted for the $570,000 of non-deductible merger expenses during the third quarter of 2017.

The primary cause of the decrease in taxes for the nine months ended September 30, 2017 when compared to the same period in 2016 is our lower pre-tax earnings at our marginal tax rate of 39.225% adjusted for the $3.8 million of non-taxable gain on acquisitions offset by approximately $1.5 million of non-deductible merger expenses during the first nine months of 2017.

Financial Condition as of and for the Period Ended September 30, 2017 and December 31, 2016

Our total assets as of September 30, 2017 increased $4.45 billion to $14.26 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $2.90 million to $10.29 billion as of September 30, 2017, from $7.39 billion as of December 31, 2016. This increase is primarily a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $879.2 million to $2.21 billion as of September 30, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $70.5 million increase in retained earnings combined with $3.5 million of comprehensive income and $5.0 million of share-based compensation offset by the repurchase of $19.5 million of our common stock during the first nine months of 2017. The annualized improvement in stockholders’ equity for the first nine months of 2017, excluding the $742.3 million and $77.5 million of common stock issued to the Stonegate and GHI shareholders, respectively, was 6.0%.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $7.94 billion and $7.03 billion during the three-month periods ended September 30, 2017 and 2016, respectively. Our loan portfolio averaged $7.79 billion and $6.91 billion during the nine-month periods ended September 30, 2017 and 2016, respectively. Loans receivable were $10.29 billion as of September 30, 2017 compared to $7.39 billion as of December 31, 2016.

During the first nine months of 2017, the Company acquired $2.82 billion of loans, net of purchase accounting discounts. Excluding the $2.82 billion of acquired loans during 2017, loans receivable were $7.47 billion as of September 30, 2017 compared to $7.39 billion as of December 31, 2016, which is $73.8 million of organic loan growth, or 1.33% annualized increase. Centennial CFG produced $113.7 million of net organic loan growth during the first nine months of 2017 while the legacy footprint experienced significant net payoffs during the first nine months of 2017, resulting in a decline of $39.9 million.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.50 billion, $5.34 billion, $224.4 million and $1.22 billion as of September 30, 2017 in Arkansas, Florida, Alabama and Centennial CFG, respectively.

As of September 30, 2017, we had approximately $502.8 million of construction land development loans which were collateralized by land. This consisted of approximately $257.9 million for raw land and approximately $244.8 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2017 and December 31, 2016.

Table 8: Loans Receivable

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,532,402	$3,153,121
Construction/land development	1,648,923	1,135,843
Agricultural	88,295	77,736
Residential real estate loans:
Residential 1-4 family	1,968,688	1,356,136
Multifamily residential	497,910	340,926

Total real estate	8,736,218	6,063,762
Consumer	51,515	41,745
Commercial and industrial	1,296,485	1,123,213
Agricultural	57,489	74,673
Other	144,486	84,306

Total loans receivable	$10,286,193	$7,387,699

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

As of September 30, 2017, commercial real estate loans totaled $6.27 billion, or 61.0% of loans receivable, as compared to $4.37 billion, or 59.1% of loans receivable, as of December 31, 2016. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $1.96 billion, $3.32 billion, $120.4 million and $866.4 million at September 30, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $1.41 billion of commercial real estate loans, as of acquisition date from Stonegate.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 49.71% and 37.59% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2017. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2017, residential real estate loans totaled $2.47 billion, or 24.0%, of loans receivable, compared to $1.70 billion, or 23.0% of loans receivable, as of December 31, 2016. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $870.1 million, $1.36 billion, $74.9 million and $162.7 million at September 30, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $551.3 million of residential real estate loans, as of acquisition date from Stonegate.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of September 30, 2017, consumer loans totaled $51.5 million, or 0.5% of loans receivable, compared to $41.8 million, or 0.6% of loans receivable, as of December 31, 2016. Consumer loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $24.1 million, $26.5 million, $1.0 million and zero at September 30, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $11.7 million of consumer loans, as of acquisition date from Stonegate.

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

As of September 30, 2017, commercial and industrial loans totaled $1.30 billion, or 12.6% of loans receivable, which is comparable to $1.12 billion, or 15.2% of loans receivable, as of December 31, 2016. Commercial and industrial loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $573.7 million, $503.7 million, $26.2 million and $193.0 million at September 30, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $301.0 million of commercial and industrial loans, as of acquisition date from Stonegate.

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

We have purchased loans with deteriorated credit quality in our September 30, 2017 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2017 and December 31, 2016. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Non-accrual loans	$34,794	$47,182
Loans past due 90 days or more (principal or interest payments)	29,183	15,942

Total non-performing loans	63,977	63,124

Other non-performing assets
Foreclosed assets held for sale, net	21,701	15,951
Other non-performing assets	3	3

Total other non-performing assets	21,704	15,954

Total non-performing assets	$85,681	$79,078

Allowance for loan losses to non-performing loans	174.47%	126.74%
Non-performing loans to total loans	0.62	0.85
Non-performing assets to total assets	0.60	0.81

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

Total non-performing loans were $64.0 million as of September 30, 2017, compared to $63.1 million as of December 31, 2016, for an increase of $853,000. The $853,000 increase in non-performing loans is the result of a $4.2 million decrease in non-performing loans in our Arkansas franchise, a $5.6 million increase in non-performing loans in our Florida franchise and a $573,000 decrease in non-performing loans in our Alabama franchise. Non-performing loans at September 30, 2017 are $24.3 million, $39.6 million, $83,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG franchises, respectively. During the third quarter of 2017, we completed our acquisition of Stonegate which increased our non-performing loans accruing past due 90 days or more by $6.3 million as of September 30, 2017.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2017, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2017. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, the Bank will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of September 30, 2017, we had $23.2 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida franchise contains $17.0 million and our Arkansas franchise contains $6.2 million of these restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2017, the amount of TDRs was $25.6 million, an increase of 0.4% from $25.5 million at December 31, 2016. As of September 30, 2017 and December 31, 2016, 90.5% and 88.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $21.7 million as of September 30, 2017, compared to $16.0 million as of December 31, 2016 for an increase of $5.7 million. The foreclosed assets held for sale as of September 30, 2017 are comprised of $12.1 million of assets located in Arkansas, $9.0 million of assets located in Florida, $641,000 located in Alabama and zero from Centennial CFG. During the third quarter of 2017, we completed our acquisition of Stonegate which increased our foreclosed assets held for sale by $3.4 million as of September 30, 2017.

During the first nine months of 2017, we had four foreclosed properties with a carrying value greater than $1.0 million. The first property is a development loan in Northwest Arkansas which was foreclosed in the first quarter of 2011. The carrying value was $2.0 million at September 30, 2017. The second property was a non-farm, non-residential property in Central Arkansas which was foreclosed in the third quarter of 2017. The carrying value was $1.5 million at September 30, 2017. The third property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at September 30, 2017. The last property was a non-farm, non-residential property in Florida acquired from Stonegate with a carrying value of $1.8 million at September 30, 2017. The Company does not currently anticipate any additional losses on these properties. As of September 30, 2017, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2017 and December 31, 2016.

Table 10: Foreclosed Assets Held For Sale

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,354	$9,423
Construction/land development	6,328	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	3,733	2,076
Multifamily residential	1,286	443

Total foreclosed assets held for sale	$21,701	$15,951

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2017, average impaired loans were $90.0 million compared to $89.6 million as of December 31, 2016. As of September 30, 2017, impaired loans were $97.0 million compared to $93.1 million as of December 31, 2016, for an increase of $3.9 million. This increase is primarily associated with an increase in loan balances with a specific allocation. As of September 30, 2017, our Arkansas, Florida, Alabama and Centennial CFG franchises accounted for approximately $42.8 million, $54.1 million, $83,000 and zero of the impaired loans, respectively.

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

As of September 30, 2017 and December 31, 2016, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of September 30, 2017 and December 31, 2016:

Table 11: Total Non-Accrual Loans

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,936	$17,988
Construction/land development	5,520	3,956
Agricultural	34	435
Residential real estate loans
Residential 1-4 family	13,817	20,311
Multifamily residential	155	262

Total real estate	30,462	42,952
Consumer	139	140
Commercial and industrial	4,021	3,155
Agricultural	171	—
Other	1	935

Total non-accrual loans	$34,794	$47,182

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $479,000 and $558,000, respectively, would have been recorded for the three-month periods ended September 30, 2017 and 2016. If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.7 million would have been recorded for each of the nine-month periods ended September 30, 2017 and 2016, respectively. The interest income recognized on the non-accrual loans for the three and nine-month periods ended September 30, 2017 and 2016 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2017 and December 31, 2016:

Table 12: Loans Accruing Past Due 90 Days or More

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$16,482	$9,530
Construction/land development	3,258	3,086
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	4,624	2,996
Multifamily residential	1,039	—

Total real estate	25,403	15,612
Consumer	3	21
Commercial and industrial	3,771	309
Agricultural	6	—
Other	—	—

Total loans accruing past due 90 days or more	$29,183	$15,942

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.62% and 0.85% as of September 30, 2017 and December 31, 2016, respectively. During the third quarter of 2017, we completed our acquisition of Stonegate which increased our loans accruing past due 90 days or more by $6.3 million as of September 30, 2017.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $2.87 billion from $7.08 billion at December 31, 2016 to $9.95 billion at September 30, 2017. During the third quarter of 2017, we completed our acquisition of Stonegate which increased our loans collectively evaluated by $2.37 billion as of September 30, 2017. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment remained unchanged at 1.08% from December 31, 2016 to September 30, 2017.

Charge-offs and Recoveries. Total charge-offs were $4.4 million for both the three months ended September 30, 2017 and 2016. Total charge-offs decreased to $10.5 million for the nine months ended September 30, 2017, compared to $12.7 million for the same period in 2016. Total recoveries increased to $883,000 for the three months ended September 30, 2017, compared to $844,000 for the same period in 2016. Total recoveries decreased to $2.8 million for the nine months ended September 30, 2017, compared to $2.9 million for the same period in 2016. For the three months ended September 30, 2017, net charge-offs were $3.5 million for Arkansas, $16,000 for Alabama and zero for Centennial CFG, and net recoveries were $16,000 for Florida, equaling a net charge-off position of $3.5 million. For the nine months ended September 30, 2017, net charge-offs were $7.3 million for Arkansas, $201,000 for Florida, $236,000 for Alabama and zero for Centennial CFG, equaling a net charge-off position of $7.7 million. While the 2017 charge-offs and recoveries consisted of many relationships, there was only one individual relationship consisting of a charge-off greater than $1.0 million. This charge-off held a balance of $2.0 million at September 30, 2017.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and nine-month periods ended September 30, 2017 and 2016.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$80,138	$74,341	$80,002	$69,224
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	796	741	2,324	2,590
Construction/land development	182	181	508	334
Agricultural	—	—	127	—
Residential real estate loans:
Residential 1-4 family	309	1,069	2,512	3,345
Multifamily residential	—	435	85	465

Total real estate	1,287	2,426	5,556	6,734
Consumer	14	23	158	131
Commercial and industrial	2,280	1,388	3,059	4,424
Agricultural	—	—	—	—
Other	843	514	1,762	1,376

Total loans charged off	4,424	4,351	10,535	12,665

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	278	380	988	608
Construction/land development	85	74	312	107
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	188	140	430	814
Multifamily residential	38	8	50	22

Total real estate	589	602	1,780	1,551
Consumer	25	19	91	55
Commercial and industrial	140	42	392	656
Agricultural	—	—	—	—
Other	129	181	566	644

Total recoveries	883	844	2,829	2,906

Net loans charged off (recovered)	3,541	3,507	7,706	9,759
Provision for loan losses	35,023	5,536	39,324	16,905

Balance, September 30	$111,620	$76,370	$111,620	$76,370

Net charge-offs (recoveries) to average loans receivable	0.18%	0.20%	0.13%	0.19%
Allowance for loan losses to total loans	1.09	1.07	1.09	1.07
Allowance for loan losses to net charge-offs (recoveries)	795	547	1,083	586

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

The Company’s third quarter earnings were significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. While the total impact of this hurricane on Home BancShares’s financial condition and results of operation may not be known for some time, the Company has included in third quarter earnings, certain charges, including the establishment of reserves, related to the hurricane. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in loans receivable we have in the disaster area, the Company has accrued $33.4 million of pre-tax hurricane expenses. The $33.4 million of hurricane expenses include the following items: $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through September 30, 2017.

The changes for the period ended September 30, 2017 and the year ended December 31, 2016 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of September 30, 2017 and December 31, 2016.

Table 14: Allocation of Allowance for Loan Losses

	As of September 30, 2017		As of December 31, 2016
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$44,414	44.1%	$27,695	42.7%
Construction/land development	18,920	16.0	11,522	15.4
Agricultural	1,103	0.9	493	1.1
Residential real estate loans:
Residential 1-4 family	22,156	19.1	14,397	18.3
Multifamily residential	3,512	4.8	2,120	4.6

Total real estate	90,105	84.9	56,227	82.1
Consumer	467	0.5	398	0.6
Commercial and industrial	14,622	12.6	12,756	15.2
Agricultural	2,998	0.6	3,790	1.0
Other	187	1.4	—	1.1
Unallocated	3,241	—	6,831	—

Total allowance for loan losses	$111,620	100.0%	$80,002	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.7 years as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, we had $234.9 million and $284.2 million of held-to-maturity securities, respectively. Of the $234.9 million of held-to-maturity securities as of September 30, 2017, $6.1 million were invested in U.S. Government-sponsored enterprises, $78.6 million were invested in mortgage-backed securities and $150.2 million were invested in state and political subdivisions. Of the $284.2 million of held-to-maturity securities as of December 31, 2016, $6.6 million were invested in U.S. Government-sponsored enterprises, $107.8 million were invested in mortgage-backed securities and $169.7 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.58 billion and $1.07 billion as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, $891.9 million, or 56.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $579.5 million, or 54.0%, of our available-for-sale securities as of December 31, 2016. To reduce our income tax burden, $249.1 million, or 15.8%, of our available-for-sale securities portfolio as of September 30, 2017, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $216.5 million, or 20.2%, of our available-for-sale securities as of December 31, 2016. Also, we had approximately $397.2 million, or 25.2%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2017, compared to $236.8 million, or 22.1%, of our available-for-sale securities as of December 31, 2016.

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

Deposits

Our deposits averaged $7.88 billion and $7.58 billion for the three and nine-month periods ended September 30, 2017. Total deposits as of September 30, 2017 were $10.45 billion. Excluding $2.97 billion of deposits acquired through the 2017 acquisitions, total deposits as of September 30, 2017 were $7.48 billion, for an annualized increase of 10.3% from December 31, 2016. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. Additionally, we participate in the Certificates of Deposit Account Registry Service (“CDARS”), which provides for reciprocal (“two-way”) transactions among banks for the purpose of giving our customers the potential for multi-million-dollar FDIC insurance coverage. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are our customer relationships that management views as core funding. We also participate in the One-Way Buy Insured Cash Sweep (“ICS”) service, which provides for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

Table 15 reflects the classification of the brokered deposits as of September 30, 2017 and December 31, 2016.

Table 15: Brokered Deposits

	September 30, 2017	December 31, 2016
	(In thousands)
Time Deposits	$60,022	$70,028
CDARS	46,959	26,389
Insured Cash Sweep and Other Transaction Accounts	1,023,363	406,120

Total Brokered Deposits	$1,130,344	$502,537

During the third quarter of 2017, we completed our acquisition of Stonegate which increased our brokered deposits by $488.2 million as of September 30, 2017.

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

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2017 and 2016.

Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2017		2016
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,924,933	—%	$1,663,621	—%
Interest-bearing transaction accounts	3,973,270	0.56	3,243,984	0.27
Savings deposits	539,515	0.10	477,035	0.06
Time deposits:
$100,000 or more	989,697	0.89	880,098	0.60
Other time deposits	454,965	0.48	481,491	0.37

Total	$7,882,380	0.43%	$6,746,229	0.24%

	Nine Months Ended September 30,
	2017		2016
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$1,847,843	—%	$1,596,603	—%
Interest-bearing transaction accounts	3,792,388	0.46	3,202,095	0.26
Savings deposits	523,644	0.09	462,306	0.06
Time deposits:
$100,000 or more	949,493	0.82	874,648	0.55
Other time deposits	465,890	0.44	508,009	0.39

Total	$7,579,258	0.37%	$6,643,661	0.23%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $28.2 million, or 23.3%, from $121.3 million as of December 31, 2016 to $149.5 million as of September 30, 2017.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.04 billion and $1.31 billion at September 30, 2017 and December 31, 2016, respectively. During the third quarter of 2017, approximately $300.2 million of FHLB advances matured. Due to the issuance of the $300 million of subordinated notes during the second quarter of 2017, we made the strategic decision to not renew all of the matured advances. At September 30, 2017, $245.0 million and $799.3 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $1.23 billion and $718.2 million as of September 30, 2017 and December 31, 2016, respectively. Maturities of borrowings as of September 30, 2017 include: 2017 – $75.3 million; 2018 – $409.5 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.0 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $367.8 million as of September 30, 2017. As of December 31, 2016, subordinated debentures consisted only of $60.8 million of guaranteed payments on trust preferred securities.

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

Stockholders’ Equity

Stockholders’ equity was $2.21 billion at September 30, 2017 compared to $1.33 billion at December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $70.5 million increase in retained earnings combined with $3.5 million of comprehensive income and $5.0 million of share-based compensation offset by the repurchase of $19.5 million of our common stock during the first nine months of 2017. The annualized improvement in stockholders’ equity for the first nine months of 2017 excluding the $819.8 million of common stock issued to both the GHI and Stonegate shareholders was 6.0%. As of September 30, 2017 and December 31, 2016, our equity to asset ratio was 15.48% and 13.53%, respectively. Book value per common share was $12.71 at September 30, 2017 compared to $9.45 at December 31, 2016. The acquisition of Stonegate added $2.45 per share to book value per common share as of September 30, 2017.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.11 per share and $0.09 per share for the three-month periods ended September 30, 2017 and 2016, respectively. The common stock dividend payout ratio for the three months ended September 30, 2017 and 2016 was 106.03% and 28.97%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2017 and 2016 was 36.93% and 27.58%, respectively. For the fourth quarter of 2017, the Board of Directors declared a regular $0.11 per share quarterly cash dividend payable December 6, 2017, to shareholders of record November 15, 2017.

Stock Repurchase Program. On January 20, 2017, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During the first nine months of 2017, we utilized a portion of this stock repurchase program. We repurchased a total of 800,000 shares with a weighted-average stock price of $24.44 per share during the first nine months of 2017. Shares repurchased to date under the program total 4,467,064 shares. The remaining balance available for repurchase is 5,284,936 shares at September 30, 2017.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2017 and December 31, 2016, we met all regulatory capital adequacy requirements to which we were subject.

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

Due to the timing of the closing of our acquisition of Stonegate, our reported leverage ratio is artificially inflated as of September 30, 2017 since Stonegate’s assets are included in the average asset balance for only four days during the quarter. Had the acquisition closed at the beginning of the third quarter, our leverage ratio would have been approximately 9.89% on a pro-forma basis as of September 30, 2017.

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2017 and December 31, 2016.

Table 17: Risk-Based Capital

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,206,716	$1,327,490
Goodwill and core deposit intangibles, net	(969,258)	(388,336)
Unrealized (gain) loss on available-for-sale securities	(3,889)	(400)
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,233,569	938,754
Qualifying trust preferred securities	68,461	59,000

Total Tier 1 capital	1,302,030	997,754

Tier 2 capital
Qualifying subordinated notes	297,172	—
Qualifying allowance for loan losses	111,620	80,002

Total Tier 2 capital	408,792	80,002

Total risk-based capital	$1,710,822	$1,077,756

Average total assets for leverage ratio	$9,884,301	$9,388,812

Risk weighted assets	$11,361,791	$8,308,468

Ratios at end of period
Common equity Tier 1 capital	10.86%	11.30%
Leverage ratio	13.17	10.63
Tier 1 risk-based capital	11.46	12.01
Total risk-based capital	15.06	12.97
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	5.75%	5.125%
Leverage ratio	4.00	4.000
Tier 1 risk-based capital	7.25	6.625
Total risk-based capital	9.25	8.625
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from our significant number of historical acquisitions (especially Liberty and Stonegate), we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net interest margin and efficiency ratio.

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

Table 18: Average Yield on Loans

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest income on loans receivable – FTE	$113,239	$103,135	$332,072	$300,839
Purchase accounting accretion	7,068	11,576	23,019	32,590

Non-GAAP interest income on loans receivable – FTE	$106,171	$91,559	$309,053	$268,249

Average loans	$7,938,716	$7,027,634	$7,785,925	$6,909,240
Average purchase accounting loan discounts (1)	97,978	115,766	97,158	131,506

Average loans (non-GAAP)	$8,036,694	$7,143,400	$7,883,083	$7,040,746

Average yield on loans (reported)	5.66%	5.84%	5.70%	5.82%
Average contractual yield on loans (non-GAAP)	5.24	5.10	5.24	5.09

(1)	Balance includes $158.0 million and $108.0 million of discount for credit losses on purchased loans as of September 30, 2017 and 2016, respectively.

Table 19: Average Cost of Deposits

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Interest expense on interest-bearing deposits	$8,535	$4,040	$20,831	$11,528
Amortization of time deposit (premiums)/discounts, net	106	361	300	1,094

Non-GAAP interest expense on interest-bearing deposits	$8,641	$4,401	$21,131	$12,622

Average interest-bearing deposits	$5,957,447	$5,082,608	$5,731,415	$5,047,058
Average unamortized CD (premium)/discount, net	(733)	(732)	(721)	(1,096)

Average interest-bearing deposits (non-GAAP)	$5,956,714	$5,081,876	$5,730,694	$5,045,962

Average cost of deposits (reported)	0.57%	0.32%	0.49%	0.31%
Average contractual cost of deposits (non-GAAP)	0.58	0.34	0.49	0.33

Table 20: Net Interest Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income – FTE	$108,615	$105,522	$324,809	$308,567
Total purchase accounting accretion	7,174	11,937	23,319	33,684

Non-GAAP net interest income – FTE	$101,441	$93,585	$301,490	$274,883

Average interest-earning assets	$9,794,999	$8,646,026	$9,584,607	$8,530,362
Average purchase accounting loan discounts (1)	97,978	115,766	97,158	131,506

Average interest-earning assets (non-GAAP)	$9,892,977	$8,761,792	$9,681,765	$8,661,868

Net interest margin (reported)	4.40%	4.86%	4.53%	4.83%
Net interest margin (non-GAAP)	4.07	4.25	4.16	4.24

(1)	Balance includes $158.0 million and $108.0 million of discount for credit losses on purchased loans as of September 30, 2017 and 2016, respectively.

The tables below present non-GAAP reconciliations of earnings excluding non-fundamental items and diluted earnings per share excluding non-fundamental items as well as the non-GAAP computations of tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization, tangible equity to tangible assets and the core efficiency ratio. The non-fundamental items used in these calculations are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

Earnings excluding non-fundamental items is a meaningful non-GAAP financial measure for management, as it excludes non-fundamental items such as merger expenses and/or gains and losses. Management believes the exclusion of these non-fundamental items in expressing earnings provides a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our fundamental financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of our business, because management does not consider these non-fundamental items to be relevant to ongoing financial performance.

In Table 21 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 21: Earnings Excluding Non-Fundamental Items

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$14,821	$43,620	$111,774	$128,556
Non-fundamental items:
Gain on acquisitions	—	—	(3,807)	—
Merger expenses	18,227	—	25,743	—
FDIC loss share buy-out	—	3,849	—	3,849
Hurricane expenses (1)	33,445	—	33,445	—

Total non-fundamental items	51,672	3,849	55,381	3,849
Tax-effect of non-fundamental items (2)	20,045	1,510	22,626	1,510

Non-fundamental items after-tax (B)	31,627	2,339	32,755	2,339

Earnings excluding non-fundamental items (C)	$46,448	$45,959	$144,529	$130,895

Average diluted shares outstanding (D)	144,987	140,703	143,839	140,685
GAAP diluted earnings per share: A/D	$0.10	$0.31	$0.78	$0.91
Non-fundamental items after-tax: B/D	0.22	0.02	0.22	0.02

Diluted earnings per common share excluding non- fundamental items: C/D	$0.32	$0.33	$1.00	$0.93

(1)	Hurricane expenses includes $32,889 of provision for loan losses and $556 of damage expense related to Hurricane Irma.
(2)	Effective tax rate of 39.225%, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs.

We had $980.1 million, $396.3 million, and $397.1 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2017, December 31, 2016 and September 30, 2016, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 22 through 25, respectively.

Table 22: Tangible Book Value Per Share

	As of September 30, 2017	As of December 31, 2016
	(In thousands, except per share data)
Book value per share: A/B	$12.71	$9.45
Tangible book value per share: (A-C-D)/B	7.06	6.63
(A) Total equity	$2,206,716	$1,327,490
(B) Shares outstanding	173,666	140,472
(C) Goodwill	$929,129	$377,983
(D) Core deposit and other intangibles	50,982	18,311

Table 23: Return on Average Assets Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Return on average assets: A/D	0.54%	1.81%	1.41%	1.81%
Return on average assets excluding intangible amortization: B/(D-E)	0.59	1.91	1.49	1.91
Return on average assets excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense and hurricane expenses: (A+C)/D	1.70	1.90	1.82	1.84
(A) Net income	$14,821	$43,620	$111,774	$128,556
Intangible amortization after-tax	551	463	1,566	1,440

(B) Earnings excluding intangible amortization	$15,372	$44,083	$113,340	$129,996

(C) Non-fundamental items after-tax	$31,627	$2,339	$32,755	$2,339
(D) Average assets	10,853,559	9,602,363	10,617,917	9,498,915
(E) Average goodwill, core deposits and other intangible assets	462,799	397,429	440,465	398,195

Table 24: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Return on average equity: A/D	3.88%	13.62%	10.33%	13.83%
Return on average tangible equity excluding intangible amortization: B/(D-E)	5.80	20.01	15.06	20.59
Return on average equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense and hurricane expenses: (A+C)/D	12.17	14.35	13.36	14.08
(A) Net income	$14,821	$43,620	$111,774	$128,556
(B) Earnings excluding intangible amortization	15,372	44,083	113,340	129,996
(C) Non-fundamental items after-tax	31,627	2,339	32,755	2,339
(D) Average equity	1,513,829	1,274,077	1,446,740	1,241,594
(E) Average goodwill, core deposits and other intangible assets	462,799	397,429	440,465	398,195

Table 25: Tangible Equity to Tangible Assets

	As of September 30, 2017	As of December 31, 2016
	(Dollars in thousands)
Equity to assets: B/A	15.48%	13.53%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.24	9.89
(A) Total assets	$14,255,967	$9,808,465
(B) Total equity	2,206,716	1,327,490
(C) Goodwill	929,129	377,983
(D) Core deposit and other intangibles	50,982	18,311

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-core items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses and/or gains and losses. In Table 26 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 26: Core Efficiency Ratio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net interest income (A)	$106,769	$103,653	$318,936	$302,751
Non-interest income (B)	21,457	22,014	72,344	63,223
Non-interest expense (C)	70,846	51,026	176,990	144,261
FTE Adjustment (D)	1,846	1,869	5,873	5,816
Amortization of intangibles (E)	906	762	2,576	2,370
Non-core items:
Non-interest income:
Gain on acquisitions	$—	$—	$3,807	$—
Gain (loss) on OREO, net	335	132	849	(713)
Gain (loss) on SBA loans	163	364	738	443
Gain (loss) on branches, equipment and other assets, net	(1,337)	(86)	(962)	701
Gain (loss) on securities, net	136	—	939	25
Other income(1)	—	—	—	925

Total non-core non-interest income (F)	$(703)	$410	$5,371	$1,381

Non-interest expense:
Merger expenses	$18,227	$—	$25,743	$—
FDIC loss share buy-out	—	3,849	—	3,849
Hurricane damage expense	556	—	556	—
Other expense(2)	—	—	47	1,914

Total non-core non-interest expense (G)	$18,783	$3,849	$26,346	$5,763

Efficiency ratio (reported): ((C-E)/(A+B+D))	53.77%	39.41%	43.92%	38.16%
Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	39.12	36.51	37.79	36.75

(3)	Amount includes recoveries on historical losses.
(4)	Amount includes vacant properties write-downs.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2017, our cash and cash equivalents were $552.3 million, or 3.9% of total assets, compared to $216.6 million, or 2.2% of total assets, as of December 31, 2016. Our available-for-sale investment securities and federal funds sold were $1.58 billion and $1.07 billion as of September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017, our investment portfolio was comprised of approximately 73.2% or $1.32 billion of securities which mature in less than five years. As of September 30, 2017 and December 31, 2016, $1.13 billion and $1.07 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2017, our total deposits were $10.45 billion, or 73.3% of total assets, compared to $6.94 billion, or 70.8% of total assets, as of December 31, 2016. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of September 30, 2017 and December 31, 2016, we could have borrowed up to $105.9 million and $104.6 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.04 billion and $1.31 billion at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017, $245.0 million and $799.3 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $1.23 billion and $718.2 million as of September 30, 2017 and December 31, 2016, respectively.

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

For purposes of determining our liquidity position, we use the primary liquidity ratio; a measure of liquidity calculated as the excess Federal Reserve Bank balances plus federal funds sold plus unpledged securities divided by total liabilities. We also use the alternative liquidity ratio which is calculated as cash and due from banks plus federal funds sold plus unpledged securities divided by total liabilities. Our primary liquidity ratio and alternative liquidity ratio were 7.76% and 10.38%, respectively, as of September 30, 2017. Management believes our current liquidity position is adequate to meet foreseeable liquidity requirements.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2017, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 8.8%.

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

Table 26 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2017.

Table 26: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$354,367	$—	$—	$—	$—	$—	$—	$354,367
Federal funds sold	4,545	—	—	—	—	—	—	4,545
Investment securities	313,284	65,991	92,746	122,662	232,241	383,048	600,658	1,810,630
Loans receivable	4,022,711	579,056	629,589	1,120,816	1,389,219	2,150,212	394,590	10,286,193

Total earning assets	4,694,907	645,047	722,335	1,243,478	1,621,460	2,533,260	995,248	12,455,735

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	1,209,692	519,106	778,659	1,557,318	781,773	560,261	935,074	6,341,883
Time deposits	253,409	213,728	272,149	458,790	223,177	129,251	918	1,551,422
Securities sold under repurchase agreements	149,531	—	—	—	—	—	—	149,531
FHLB and other borrowed funds	570,021	41	34,048	120,337	173,079	146,807	—	1,044,333
Subordinated debentures	70,662	—	—	—	—	297,173	—	367,835

Total interest-bearing liabilities	2,253,315	732,875	1,084,856	2,136,445	1,178,029	1,133,492	935,992	9,455,004

Interest rate sensitivity gap	$2,441,592	$(87,828)	$(362,521)	$(892,967)	$443,431	$1,399,768	$59,256	$3,000,731

Cumulative interest rate sensitivity gap	$2,441,592	$2,353,764	$1,991,243	$1,098,276	$1,541,707	$2,941,475	$3,000,731
Cumulative rate sensitive assets to rate sensitive liabilities	208.4%	178.8%	148.9%	117.7%	120.9%	134.5%	131.7%
Cumulative gap as a % of total earning assets	19.6%	18.9%	16.0%	8.8%	12.4%	23.6%	24.1%

Item 4:	CONTROLS AND PROCEDURES

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

As permitted by SEC guidance, management excluded from its assessment the operations of the Stonegate Bank acquisition made during 2017, which is described in Note 2 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 20% of the Company’s total consolidated assets as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

On September 26, 2017, we completed our acquisition of Stonegate Bank, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the third quarter of 2017, to include the operations of Stonegate. Otherwise, there were no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2017, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Risks Related to Our Industry

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for our bank subsidiary and us on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement will be effective January 1, 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such activities. In addition, if the banking organization grows above $15 billion as a result of an acquisition, or organically grows above $15 billion and then makes an acquisition, its trust preferred securities will be included as Tier 2 capital rather than Tier 1 capital.

While our current capital levels well exceed the revised capital requirements and we are currently under the $15 billion threshold, our capital levels could decrease in the future as a result of factors such as acquisitions, faster than anticipated growth, reduced earnings levels, operating losses, exceeding the $15 billion threshold and other factors. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in our inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

Risks Related to Our Business

The total impact of Hurricane Irma on our financial condition and results of operation may not be known for some time and may negatively impact our future earnings.

Hurricane Irma caused significant property damage in our South Florida market areas, particularly in the Florida Keys and southwestern Florida, and resulted in widespread disruptions in power, transportation and the local economies of these areas, as well as less extensive damage throughout other parts of the state of Florida. A substantial amount of our loans are secured by real estate located in the market areas affected by this powerful storm. On most collateral dependent loans, our exposure is limited due to the existence of flood and property insurance. We monitor our borrower’s insurance coverage on a regular basis and force place insurance, as necessary.

We are continuing to evaluate Hurricane Irma’s impact on our customers and our business, including our properties, assets and loan portfolios. However, we expect to experience increased loan delinquencies and loan restructurings as a result of the storm, particularly in the short term as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Based on our initial assessments of the potential credit impact and damage, we accrued $33.4 million of pre-tax hurricane expenses during the third quarter of 2017. The $33.4 million of hurricane expenses includes $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through September 30, 2017. In addition, in order to assist our customers during this crisis, we are waiving various deposit and loan fees that would have otherwise been assessed.

Because the total impact of the storm may not be known for some time, it is impossible to know at this time whether our current accrual for hurricane-related expenses will be sufficient to cover our actual losses. We may experience more extensive loan delinquencies and restructurings than we currently expect, which could negatively impact our cash flow and, if not timely cured, increase our non-performing assets and reduce our net interest income. Such increases could require us to further increase our provision for loan losses and result in higher loan charge-offs, either of which could have a material adverse impact on our results of operations and financial condition in future periods.

Risks Related to Our Acquisition of Stonegate Bank

Our financial results and condition could be adversely affected if we fail to realize the expected benefits of the Stonegate acquisition or it takes longer than expected to realize those benefits.

Following our acquisition of Stonegate Bank (“Stonegate”), on September 26, 2017, we began the process of integrating the businesses of Stonegate. We have plans to complete the overall integration of the two businesses during the first quarter of 2018. This integration process could result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit the Company’s ability to pursue other acquisitions. There is no assurance that we will realize the cost savings and other financial benefits of the acquisition when and in the amounts expected.

We may incur losses on loans, securities and other acquired assets of Stonegate that are materially greater than reflected in our preliminary fair value adjustments.

We accounted for the Stonegate acquisition under the purchase method of accounting, recording the acquired assets and liabilities of Stonegate at fair value based on preliminary purchase accounting adjustments. Under purchase accounting, we have until one year after the acquisition to finalize the fair value adjustments, meaning we could materially adjust until then the preliminary fair value estimates of Stonegate’s assets and liabilities based on new or updated information. As of September 30, 2017, the purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. We will continue to review the estimated fair values of loans, deposits and intangible assets, and to evaluate the assumed tax positions and contingencies.

As of September 30, 2017, we recorded at fair value all credit-impaired loans acquired in the merger of Stonegate Bank into Centennial Bank based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the credit-impaired loans and their expected cash flows—the “non-accretable difference”—is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional credit deterioration in these loans.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2017, the Company utilized a portion of its stock repurchase program last amended and approved by the Board of Directors on January 20, 2017. This program authorized the repurchase of 9,752,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 through July 31, 2017	—	$—	—	5,664,936
August 1 through August 31, 2017	380,000	24.36	380,000	5,284,936
September 1 through September 30, 2017	—	—	—	5,284,936

Total	380,000		380,000

(1)	The above described stock repurchase program has no expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.
2.1	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.2	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s Registration Statement on Form S-4 (File No. 333-214957), as amended)

2.3	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.4	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: November 7, 2017	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 7, 2017	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer