Form 10-K
period 2017-12-31
HOME BANCSHARES INC
filed 2018-02-27
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates on June 30, 2017, was $3.16 billion based upon the last trade price as reported on the NASDAQ Global Select Market of $24.90.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practical date.

Common Stock Issued and Outstanding: 173,784,964 shares as of February 21, 2018.

Documents incorporated by reference: Part III is incorporated by reference from the registrant’s Proxy Statement relating to its 2018 Annual Meeting to be held on April 19, 2018.

HOME BANCSHARES, INC.

FORM 10-K

December  31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of our statements contained in this document, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements relate to future events or our future financial performance and include statements about the competitiveness of the banking industry, potential regulatory obligations, our entrance and expansion into other markets, including through potential acquisitions, our other business strategies and other statements that are not historical facts. Forward-looking statements are not guarantees of performance or results. When we use words like “may,” “plan,” “contemplate,” “anticipate,” “believe,” “intend,” “continue,” “expect,” “project,” “predict,” “estimate,” “could,” “should,” “would,” and similar expressions, you should consider them as identifying forward-looking statements, although we may use other phrasing. These forward-looking statements involve risks and uncertainties and are based on our beliefs and assumptions, and on the information available to us at the time that these disclosures were prepared. These forward-looking statements involve risks and uncertainties and may not be realized due to a variety of factors, including, but not limited to, the following:

•	the effects of future local, regional, national and international economic conditions, including inflation or a decrease in commercial real estate and residential housing values;

•	changes in the level of nonperforming assets and charge-offs, and credit risk generally;

•	the risks of changes in interest rates or the level and composition of deposits, loan demand and the values of loan collateral, securities and interest-sensitive assets and liabilities;

•	the effect of any mergers, acquisitions or other transactions to which we or our bank subsidiary may from time to time be a party, including our ability to successfully integrate any businesses that we acquire;

•	the risk that expected cost savings and other benefits from acquisitions may not be fully realized or may take longer to realize than expected;

•	the possibility that an acquisition does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that will apply as a result of our exceeding $10 billion in total assets;

•	legislation and regulation affecting the financial services industry as a whole, and the Company and its subsidiaries in particular, including the effects resulting from the reforms enacted by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and the adoption of regulations by regulatory bodies under the Dodd-Frank Act;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including as a result of initiatives of the administration of President Donald J. Trump;

•	the effects of terrorism and efforts to combat it;

•	political instability;

•	risks associated with our customer relationship with the Cuban government and our correspondent banking relationship with Banco Internacional de Comercio, S.A. (BICSA), a Cuban commercial bank, through our recently completed acquisition of Stonegate Bank;

•	the ability to keep pace with technological changes, including changes regarding cybersecurity;

•	an increase in the incidence or severity of fraud, illegal payments, security breaches or other illegal acts impacting our bank subsidiary or our customers;

•	the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally and internationally, together with competitors offering banking products and services by mail, telephone and the Internet;

•	the effect of changes in accounting policies and practices and auditing requirements, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;

•	higher defaults on our loan portfolio than we expect; and

•	the failure of assumptions underlying the establishment of our allowance for loan losses or changes in our estimate of the adequacy of the allowance for loan losses.

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

PART I

Item 1. BUSINESS

Company Overview

Home BancShares, Inc. (“Home BancShares”, which may also be referred to in this document as “we”, “us” or the “Company”) is a Conway, Arkansas headquartered bank holding company registered under the federal Bank Holding Company Act of 1956. The Company’s common stock is traded through the NASDAQ Global Select Market under the symbol “HOMB”. We are primarily engaged in providing a broad range of commercial and retail banking and related financial services to businesses, real estate developers and investors, individuals and municipalities through our wholly owned community bank subsidiary – Centennial Bank. Centennial Bank has branch locations in Arkansas, Florida, South Alabama and New York City. Although the Company has a diversified loan portfolio, at December 31, 2017 and 2016, commercial real estate loans represented 61.8% and 59.1% of gross loans and 289.6% and 328.9% of total stockholders’ equity, respectively. The Company’s total assets, total deposits, total revenue and net income for each of the past three years are as follows:

	As of or for the Years Ended December 31,
	2017	2016	2015
		(In thousands)
Total assets	$14,449,760	$9,808,465	$9,289,122
Total deposits	10,388,502	6,942,427	6,438,509
Total revenue (interest income plus non-interest income)	619,887	523,588	442,934
Net income	135,083	177,146	138,199

Home BancShares acquires, organizes and invests in community banks that serve attractive markets. Our community banking team is built around experienced bankers with strong local relationships. The Company was formed in 1998 by an investor group led by John W. Allison, our Chairman, and Robert H. “Bunny” Adcock, Jr., our Vice Chairman. After obtaining a bank charter, we established First State Bank in Conway, Arkansas, in 1999. We acquired Community Bank, Bank of Mountain View and Centennial Bank in 2003, 2005 and 2008, respectively. Home BancShares and its founders were also involved in the formation of Twin City Bank and Marine Bank, both of which we acquired in 2005. During 2008 and 2009, we merged all of our banks into one charter and adopted Centennial Bank as the common name. In 2010, we acquired six banks in Florida through Federal Deposit Insurance Corporation (“FDIC”) assisted transactions with loss share, including Old Southern Bank, Key West Bank, Coastal Community Bank, Bayside Savings Bank, Wakulla Bank and Gulf State Community Bank. In 2012, we acquired three banks headquartered in Florida including Vision Bank, Premier Bank and Heritage Bank of Florida (“Heritage”). Heritage was acquired through an FDIC-assisted transaction without loss share. In 2013, we acquired Liberty Bancshares, Inc. headquartered in Jonesboro, Arkansas. During 2014, we acquired Florida Traditions Bank headquartered in Dade City, Florida and Broward Financial Holdings, Inc. headquartered in Fort Lauderdale, Florida. During 2015, we acquired Doral Bank’s Florida Panhandle operations (“Doral Florida”), a pool of national commercial real estate loans, and Florida Business BancGroup, Inc., headquartered in Tampa, Florida. In connection with the acquisition of the pool of national commercial real estate loans, we opened a loan production office in New York City, which was converted to a branch in 2016, and created Centennial Commercial Finance Group (“Centennial CFG”). During 2017, we completed the acquisitions of Giant Holdings, Inc. headquartered in Fort Lauderdale, Florida, The Bank of Commerce headquartered in Sarasota, Florida and Stonegate Bank headquartered in Pompano Beach, Florida and opened a loan production office in Los Angeles, California under the management of Centennial CFG.

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

Pool of National Commercial Real Estate Loans – On April 1, 2015, Centennial Bank purchased a pool of national commercial real estate loans totaling approximately $289.1 million from AM PR LLC, an affiliate of J.C. Flowers & Co. (collectively, the “Seller”) for a purchase price of 99% of the total principal value of the acquired loans. The acquired loans were originated by the former Doral Bank within its Doral Property Finance portfolio and were transferred to the Seller by Popular upon its acquisition of the assets and liabilities of Doral Bank from the FDIC. This pool of loans is now managed by Centennial CFG, which is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a full branch on September 1, 2016.

Florida Business BancGroup, Inc. – On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received shares of the Company’s common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, was placed into escrow with the FBBI shareholders having a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders would depend upon the amount of losses that the Company incurred in the two years following the completion of the merger related to two class action lawsuits that were pending against Bay Cities. In August 2017 the Company distributed the contingent cash consideration to the former FBBI shareholders, less $10,000 for compensation paid to a representative designated by FBBI who acted on behalf of the FBBI shareholders in connection with the escrow arrangements.

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

The Bank of Commerce – On February 28, 2017, the Company completed its acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce, a Florida state-chartered bank that operated in the Sarasota, Florida area (“BOC”), pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. The Company merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

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

Stonegate Bank – On September 26, 2017, the Company, completed the acquisition of all of the issued and outstanding shares of common stock of Stonegate Bank (“Stonegate”), and merged Stonegate into Centennial. The Company paid a purchase price to the Stonegate shareholders of approximately $792.4 million for the Stonegate acquisition. Under the terms of the merger agreement, shareholders of Stonegate received 30,863,658 shares of HBI common stock valued at approximately $742.3 million at the time of closing plus approximately $50.1 million in cash in exchange for all outstanding shares of Stonegate common stock. In addition, the holders of outstanding stock options of Stonegate received approximately $27.6 million in cash in connection with the cancellation of their options immediately before the acquisition closed, for a total transaction value of approximately $820.0 million.

Including the effects of the purchase accounting adjustments, as of acquisition date, Stonegate had approximately $2.89 billion in total assets, $2.37 billion in loans and $2.53 billion in customer deposits. Stonegate formerly operated its banking business from 24 locations in key Florida markets with significant presence in Broward and Sarasota counties.

For an additional discussion regarding the acquisitions of BOC, GHI and Stonegate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. For an additional discussion regarding the acquisitions of Doral Florida, the pool of national commercial real estate loans and FBBI, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. For an additional discussion regarding the acquisition of Liberty, see Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Our Management Team

The following table sets forth, as of December 31, 2017, information concerning the individuals who are our executive officers.

Name	Age	Positions Held with Home BancShares, Inc.	Positions Held with Centennial Bank

John W. Allison	71	Chairman of the Board	Chairman of the Board

C. Randall Sims	63	Chief Executive Officer, President and Director	Director

Brian S. Davis	52	Chief Financial Officer, Treasurer and Director	Chief Financial Officer, Treasurer and Director

Jennifer C. Floyd	43	Chief Accounting Officer and Investor Relations Officer	Chief Accounting Officer

Kevin D. Hester	54	Chief Lending Officer	Chief Lending Officer and Director

J. Stephen Tipton	36	Chief Operating Officer	Chief Operating Officer

Tracy M. French	56	Director	Chief Executive Officer, President and Director

Donna J. Townsell	47	Senior Executive Vice President	Senior Executive Vice President and Director of Marketing

Russell D. Carter, III	42	—	Regional President

Our Growth Strategy

Our goals are to achieve growth in earnings per share and to create and build stockholder value. Our growth strategy entails the following:

•	Strategic acquisitions – Strategic acquisitions have been a significant component of our historical growth strategy, and we believe properly priced bank acquisitions can continue to be a large part of our growth strategy. In the near term, our principal acquisition focus will be to continue to expand our presence in Arkansas, Florida and Alabama and into other contiguous markets through pursuing both non-FDIC-assisted and FDIC-assisted bank acquisitions, although we may expand into other areas if attractive financial opportunities in other market areas arise. We are continually evaluating potential bank acquisitions to determine what is in the best interests of our Company. Our goals in making these decisions are to maximize the return to our shareholders and to enhance our franchise.

•	Organic growth – We believe our current branch network provides us with the capacity to grow within our existing market areas. We also believe we are well positioned to attract new business and additional experienced personnel as a result of ongoing changes in our competitive markets. We believe the markets we entered into as a result of historical acquisitions provide us opportunities for organic growth as we now have a presence in several large markets where our market share has not previously been significant. Additionally, through our Centennial CFG franchise, we are continuing to build out a national lending platform that focuses on commercial real estate plus commercial and industrial loans. As opportunities arise, we will evaluate new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2017, one de novo branch location was opened in Clearwater, Florida. During 2017, we also opened a loan production office in Los Angeles, California under the management of Centennial CFG. We will continue to evaluate de novo opportunities during 2018 and make decisions on a case-by-case basis in the best interest of the shareholders. Overall, we expect the organic loan growth we experienced during the last two years to continue in all of our markets as the economic environment has improved.

Community Banking Philosophy

Our community banking philosophy consists of four basic principles:

•	manage our community banking franchise with experienced bankers and community bank boards who are empowered to make customer-related decisions quickly;

•	provide exceptional service and develop strong customer relationships;

•	pursue the business relationships of our local boards of directors, executive officers, stockholders, and customers to actively promote our community bank; and

•	maintain our commitment to the communities we serve by supporting civic and nonprofit organizations.

These principles, which make up our community banking philosophy, are the driving force for our business. As we streamlined our legacy business into an efficient banking network and have integrated new acquisitions, we have preserved lending authority with local management in most cases by using local loan committees that maintain an integral connection to the communities we serve. These committees are empowered with lending authority of up to $6.0 million in their respective geographic areas. This allows us to capitalize on the strong relationships that these individuals and our local bank officers have in their respective communities to maintain and grow our business. Through experienced and empowered local bankers and board members, we are committed to maintaining a community banking experience for our customers.

Operating Goals

Our operating goals focus on maintaining strong credit quality, increasing profitability, finding experienced bankers, and maintaining a “fortress” balance sheet:

•	Maintain strong credit quality – Credit quality is our first priority. We employ a set of credit standards designed to ensure the proper management of credit risk. Our management team plays an active role in monitoring compliance with these credit standards in the different communities served by Centennial Bank. We have a centralized loan review process, which we believe enables us to take prompt action on potential problem loans. During the past few years we have taken an aggressive approach to resolving problem loans, including those problem loans acquired in our FDIC-assisted and non-FDIC-assisted acquisitions. We are committed to maintaining high credit quality standards.

•	Continue to improve profitability – We will continue to strive to improve our profitability and achieve high performance ratios as we continue to utilize the available capacity of branches and employees. As we work out problem loans in our special assets department, we plan to emphasize business development and relationship enhancement in lending and retail areas in our newly acquired markets. Our core efficiency ratio has improved from 59.4% for the year ended 2008 to 37.7% for the year ended 2017. Core efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-fundamental items such as merger expenses and/or gain and losses. These improvements in operating efficiency are being driven by, among other factors, increasing revenue from organic loan growth, improving our cost savings from the acquisitions, implementing our efficiency study initiatives, streamlining the processes in our lending and retail operations and improving our purchasing power.

•	Attract and motivate experienced bankers – We believe a major factor in our success has been our ability to attract and motivate bankers who have experience in and knowledge of their local communities. Historically, our hiring and retaining experienced relationship bankers has been integral to our ability to grow quickly when entering new markets.

•	Maintain a “fortress” balance sheet – We intend to maintain a strong balance sheet through a focus on four key governing principles: (1) maintain solid asset quality; (2) remain well-capitalized; (3) pursue high performance metrics including return on tangible equity (ROTE), return on assets (ROA), efficiency ratio and net interest margin; and (4) retain liquidity at the bank holding company level that can be utilized should attractive acquisition opportunities be identified or for internal capital needs. We strive to maintain capital levels above the regulatory capital requirements through our focus on these governing principles, which historically has allowed us to take advantage of acquisition opportunities as they become available without the need for additional capital.

Our Market Areas

As of December 31, 2017, we conducted business principally through 76 branches in Arkansas, 88 branches in Florida, five branches in Alabama and one branch in New York City. Our branch footprint includes markets in which we are the deposit market share leader as well as markets where we believe we have opportunities for deposit market share growth.

Lending Activities

We originate loans primarily secured by single and multi-family real estate, residential construction and commercial buildings. In addition, we make loans to small and medium-sized commercial businesses as well as to consumers for a variety of purposes.

Our loan portfolio as of December 31, 2017, was comprised as follows:

	Total Loans Receivable	Percentage of portfolio
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,600,117	44.5%
Construction/land development	1,700,491	16.4
Agricultural	82,229	0.8
Residential real estate loans
Residential 1-4 family	1,970,311	19.1
Multifamily residential	441,303	4.3

Total real estate	8,794,451	85.1
Consumer	46,148	0.4
Commercial and industrial	1,297,397	12.6
Agricultural	49,815	0.5
Other	143,377	1.4

Total	$10,331,188	100.0%

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

Real Estate – Residential. Our residential mortgage loan program primarily originates loans to individuals for the purchase of residential property. We generally do not retain long-term, fixed-rate residential real estate loans in our portfolio due to interest rate and collateral risks. Residential mortgage loans to individuals retained in our loan portfolio primarily consisted of approximately 49.1% owner occupied 1-4 family properties and approximately 38.4% non-owner occupied 1-4 family properties (rental) as of December 31, 2017 with the remaining 12.5% relating to condos and mobile homes. The primary source of repayment for these loans is generally the income and/or assets of the individual to whom the loan is made. Often, a secondary source of repayment will include the sale of the subject collateral. When this is the case, it is generally our practice to obtain an independent appraisal of this collateral within the Interagency Appraisal and Evaluation Guidelines.

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

Commercial and Industrial. Our commercial and industrial loan portfolio primarily consisted of 44.1% inventory/accounts receivable financing, 14.1% equipment/vehicle financing and 41.8% other, including letters of credit at less than 1%, as of December 31, 2017. This category includes loans to smaller business ventures, credit lines for working capital and short-term inventory financing, for example. These loans are typically secured by the assets of the business, and are supplemented by personal guaranties of the principals and often mortgages on the principals’ primary residences. The primary source of repayment may be conversion of the assets into cash flow, as in inventory and accounts receivable, or may be cash flow generated by operations, as in equipment/vehicle financing. Assessing the value of inventory can involve many factors including, but not limited to, type, age, condition, level of conversion and marketability, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of accounts receivable can involve many factors including, but not limited to, concentration, aging, and industry, and can involve applying a discount factor or obtaining an independent valuation, based on the assessment of the above factors. Assessing the value of equipment/vehicles may involve a third-party valuation source, where applicable.

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

Lending Policies. We have established common loan documentation procedures and policies, based on the type of loan, for our bank subsidiary. The board of directors periodically reviews these policies for validity. In addition, it has been and will continue to be our practice to attempt to independently verify information provided by our borrowers, including assets and income. We have not made loans similar to those commonly referred to as “no doc” or “stated income” loans. We focus on the primary and secondary methods of repayment, and prepare global cash flows where appropriate. There are legal restrictions on the dollar amount of loans available for each lending relationship. The Arkansas Banking Code provides that no loan relationship may exceed 20% of a bank’s risk based capital, and we are in compliance with this restriction. In addition, we are not dependent upon any single lending relationship for an amount exceeding 10% of our revenues. As of December 31, 2017, the maximum amount outstanding to a single borrower was $143.5 million. As a community lender, we believe from time to time it is in our best interest to agree to modifications or restructurings. These modifications/restructurings can take the form of a reduction in interest rate, a move to interest-only from principal and interest payments, or a lengthening in the amortization period or any combination thereof. Occasionally, we will modify/restructure a single loan by splitting it into two loans following the interagency guidance involving the workout of commercial real estate loans. The loan representing the portion that is supported by the current cash flow of the borrower or project will remain on our books, while the new loan representing the portion that cannot be serviced by the current cash flow is charged-off. Furthermore, we may make an additional loan or loans to a borrower or related interest of a borrower who is past due more than 90 days. These circumstances will be very limited in nature, and when approved by the appropriate lending authority, will likely involve obtaining additional collateral that will improve the collectability of the overall relationship. It is our belief that judicious usage of these tools can improve the quality of our loan portfolio by providing our borrowers an improved probability of survival during difficult economic times.

Loan Approval Procedures. Our bank subsidiary has supplemented our common loan policies to establish its loan approval procedures as follows:

•	Individual Authorities. The board of directors of Centennial Bank establishes the authorization levels for individual loan officers on a case-by-case basis. Generally, the more experienced a loan officer, the higher the authorization level. The approval authority for individual loan officers ranges from $2,500 to $4.0 million for secured loans and from $1,000 to $500,000 for unsecured loans.

•	Officers’ Loan Committees. Our bank subsidiary also gives its Officers’ Loan Committees loan approval authority. Credits in excess of individual loan limits are submitted to the region’s Officers’ Loan Committee. The Officers’ Loan Committee consists of members of the senior management team of that region and is chaired by that region’s chief lending officer. The regional Officers’ Loan Committees have approval authority of up to $2.0 million secured on all loans and $500,000 unsecured on loan renewals.

•	Directors’ Loan Committee. Our bank subsidiary has Directors’ Loan Committees (“DLC”) throughout our market areas consisting of outside directors and senior lenders of the respective market areas. Generally, each DLC requires a majority of outside directors be present to establish a quorum. Generally, this committee is chaired either by the Division Chief Lending Officer or the Regional President. The regional Directors’ Loan Committees have approval authority up to $6.0 million secured and $500,000 unsecured.

•	Executive Loan Committee – The board of directors of Centennial Bank established the Executive Loan Committee consisting of three outside board members and members of executive management. This committee requires five voting members to establish a quorum, including at least two of the outside board members, and is chaired by the Chief Lending Officer of the bank. The Executive Loan Committee has approval authority up to the in-house consolidated lending limit of $20.0 million.

Currently, our board of directors has established an in-house consolidated lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman and our director Richard H. Ashley. We have 81 separate relationships that exceed this in-house limit.

Deposits and Other Sources of Funds

Our principal source of funds for loans and investing in securities is core deposits. We offer a wide range of deposit services, including checking, savings, money market accounts and certificates of deposit. We obtain most of our deposits from individuals and small businesses, and municipalities in our market areas. We believe that the rates we offer for core deposits are competitive with those offered by other financial institutions in our market areas. Additionally, our policy also permits the acceptance of brokered deposits. Secondary sources of funding include advances from the Federal Home Loan Bank of Dallas, the Federal Reserve Bank Discount Window and other borrowings. These secondary sources enable us to borrow funds at rates and terms which, at times, are more beneficial to us.

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

As a result of our acquisition of Stonegate in September 2017, we also offer credit cards to both consumers and businesses. Credit cards typically involve a higher degree of credit risk since outstanding balances are unsecured and repayment of such balances is often negatively impacted by a decline in economic conditions. Our credit cards offer a variety of benefits and features designed to meet the needs of our customer. In addition, our consumer credit cards can be used in Cuba.

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

Competition

As of December 31, 2017, we conducted business through 170 branches in our primary market areas of Pulaski, Faulkner, Craighead, Lonoke, Pope, Washington, White, Benton, Greene, Sebastian, Cleburne, Independence, Stone, Baxter, Clay, Conway, Crawford, Johnson, Saline, Sharp and Yell counties in Arkansas; Broward, Monroe, Hillsborough, Leon, Sarasota, Bay, Franklin, Palm Beach, Gulf, Charlotte, Collier, Escambia, Orange, Osceola, Pasco, Pinellas, Polk, Walton, Miami-Dade, Lee, Calhoun, Gadsden, Hernando, Liberty, Okaloosa, Santa Rosa, Seminole, Wakulla and Manatee counties in Florida; Baldwin County in Alabama; and New York County in New York. Many other commercial banks, savings institutions and credit unions have offices in our primary market areas. These institutions include many of the largest banks operating in these respective states, including some of the largest banks in the country. Many of our competitors serve the same counties we do. Our competitors often have greater resources, have broader geographic markets, have higher lending limits, offer various services that we may not currently offer and may better afford and make broader use of media advertising, support services and electronic technology than we do. To offset these competitive disadvantages, we depend on our reputation as having greater personal service, consistency, and flexibility and the ability to make credit and other business decisions quickly.

Employees

On December 31, 2017, we had 1,744 full-time equivalent employees. Except for any additional employees acquired in future acquisitions, we expect that our 2018 staffing levels will be slightly lower than those at year end 2017 as we continue to achieve efficiencies throughout our Company. We consider our employee relations to be good, and we have no collective bargaining agreements with any employees.

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

The following discussion describes the material elements of the regulatory framework that applies to us. This description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to us and our subsidiaries could have a material effect on our business, financial condition and results of operations. Because our bank subsidiary’s total assets exceed $10 billion, it is subject to additional supervision and regulation, including by the Consumer Financial Protection Bureau (“CFPB”), with such additional supervision and regulation discussed throughout this section.

Financial Regulatory Reform

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) made extensive changes in the regulation of financial institutions and their holding companies. The Dodd-Frank Act contains a comprehensive set of provisions designed to govern the practices and oversight of financial institutions and other participants in the financial markets. Some of these provisions are described in more detail below. Many provisions of the Dodd-Frank Act have delayed effective dates, and the legislation requires various federal agencies to adopt a broad range of new rules and regulations, some of which have not yet been issued in final form. In addition, we and our bank subsidiary will become subject to certain Dodd-Frank Act provisions for the first time in 2018 as our bank subsidiary’s total assets now exceed $10 billion. We expect our operating and compliance costs to continue to increase as a result of the Dodd-Frank Act and implementing its regulations.

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

Under the Bank Holding Company Act, if well-capitalized and well managed, we, as well as other bank holding companies located within the states in which we operate, may purchase a bank located outside of those states. Conversely, a well-capitalized and well managed bank holding company located outside of the states in which we operate may purchase a bank located inside those states. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $500 million or more in assets on a consolidated basis. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines in effect as of December 31, 2017 require a minimum total risk-based capital ratio of 8.0% (of which at least 6.0% is required to consist of Tier 1 capital elements) and a total risk-based capital ratio of at least 10% (of which at least 8.0% is required to consist of Tier 1 capital elements) to be “well-capitalized.” Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2017, our Tier 1 risk-based capital ratio was 11.48% and our total risk-based capital ratio was 15.05%. Thus, as of December 31, 2017, we are considered well-capitalized for regulatory purposes.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%. Well-capitalized is a leverage ratio in excess of 5%. As of December 31, 2017, our leverage ratio was 9.98%.

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

In July 2013, the Federal Reserve Board and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”) and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and savings and loan holding companies (collectively, “banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum Tier 1 risk-based capital requirement (6% of risk-weighted assets) and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. As of December 31, 2017, the Company’s common equity Tier 1 capital ratio was 10.86%.

The final rule permanently grandfathers trust preferred securities and other non-qualifying capital instruments that were issued and outstanding as of May 19, 2010 in the Tier 1 capital of bank holding companies with total consolidated assets of less than $15 billion as of December 31, 2009. The rule phases out of Tier 1 capital these non-qualifying capital instruments issued before May 19, 2010 by all other bank holding companies. Because our total consolidated assets were less than $15 billion as of December 31, 2009, our outstanding trust preferred securities will continue to be treated as Tier 1 capital even if we should ever exceed $15 billion assets due to organic growth. However, if we should exceed $15 billion in assets as the result of a merger or acquisition, then the Tier 1 treatment of our outstanding trust preferred securities will be phased out, but those securities will still be treated as Tier 2 capital.

The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” of 2.5% of common equity Tier 1 capital to risk-weighted assets, which is in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective for the Company and our bank subsidiary on January 1, 2015. The capital conservation buffer requirement began being phased in on January 1, 2016, and the full capital conservation buffer requirement will be effective January 1, 2019. As of January 1, 2016, the required capital conservation buffer was 0.625% of common equity Tier 1 capital to risk-weighted assets. The required capital conservation buffer increased to 1.25% as of January 1, 2017, and further increased to 1.875% effective January 1, 2018. As of December 31, 2017, our capital conservation buffer was 5.48%.

Liquidity Requirements. Historically, the regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without minimum required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward would be required by regulation. One test, referred to as the liquidity coverage ratio, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements are expected to incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The federal banking agencies have not determined to what extent they will apply to U.S. banks that are not large, internationally active banks.

Stress Testing. Pursuant to the Dodd-Frank Act, in October 2012, the Federal Reserve Board published its final rules regarding company-run stress testing. The rules require institutions with average total consolidated assets greater than $10 billion, such as the Company and our bank subsidiary, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Institutions with total consolidated assets between $10 billion and $50 billion use data as of December 31 and scenarios released by the agencies. The results of these stress tests must be reported to the agencies by July 31 of the following year. Public disclosure of summary stress test results under the severely adverse scenario will occur between October 15 and October 31. The Company’s capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and our bank subsidiary and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice. As of December 31, 2017, our average assets for the prior four quarters were in excess of $10 billion, subjecting our bank subsidiary and us to stress testing beginning July 1, 2018. As a result, the Bank and Company’s first required annual stress test will occur for 2018, using its financial data as of December 31, 2017.

Payment of Dividends. We are a legal entity separate and distinct from our bank subsidiary and other affiliated entities. The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that our bank subsidiary pays to us as its sole shareholder. Statutory and regulatory limitations apply to the dividends that our bank subsidiary can pay to us, as well as to the dividends we can pay to our shareholders.

The policy of the Federal Reserve Board that a bank holding company should serve as a source of strength to its subsidiary bank also results in the position of the Federal Reserve Board that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiary or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Arkansas law.

There are certain state-law limitations on the payment of dividends by our bank subsidiary. Centennial Bank, which is subject to Arkansas banking laws, may not declare or pay a dividend of 75% or more of the net profits of such bank after all taxes for the current year plus 75% of the retained net profits for the immediately preceding year without the prior approval of the Arkansas State Bank Commissioner. Members of the Federal Reserve System must also comply with the dividend restrictions with which a national bank would be required to comply. Among other things, these restrictions require that if losses have at any time been sustained by a bank equal to or exceeding its undivided profits then on hand, no dividend may be paid. Although we have historically paid quarterly dividends on our common stock, there can be no assurances that we will be able to pay dividends in the future under the applicable regulatory limitations.

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

Subsidiary Bank

General. Our bank subsidiary, Centennial Bank, is chartered as an Arkansas state bank and is a member of the Federal Reserve System, making it primarily subject to regulation and supervision by both the Federal Reserve Board and the Arkansas State Bank Department. In addition, our bank subsidiary is subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that they may charge, and limitations on the types of investments they may make and on the types of services they may offer. Various consumer laws and regulations also affect the operations of our bank subsidiary. Further, because our bank subsidiary had total assets of over $10 billion as of December 31, 2017, it is subject to supervision and regulation by the CFPB, which is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

The Basel III final rule issued by the federal bank regulatory agencies in July 2013 amended the prompt corrective action rules to incorporate a common equity Tier 1 capital requirement and to raise the capital requirements for certain capital categories. These rules became effective as of January 1, 2015. In order to be adequately capitalized for purposes of the prompt corrective action rules, a banking organization will be required to have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio, a 4.5% common equity Tier 1 risk-based capital ratio and a 4% Tier 1 leverage ratio. To be well-capitalized, a banking organization will be required to have at least a 10% total risk-based capital ratio, an 6% Tier 1 risk-based capital ratio, a 6.5% common equity Tier 1 risk-based capital ratio and a 5% Tier 1 leverage ratio.

Deposit Insurance and Assessments. Centennial Bank’s deposit accounts are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”). The Dodd-Frank Act permanently increased the deposit coverage limit to $250,000 per depositor retroactive to January 1, 2008.

The FDIC imposes an assessment against institutions for deposit insurance. This assessment is based primarily on the risk category of the institution and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments. Under the FDIC’s risk-based assessment system, insured institutions with at least $10 billion in assets are assessed on the basis of a scoring system that combines the institution’s regulatory ratings and certain financial measures. The scoring system assesses risk measures to produce two scores, a performance score and a loss severity score, that will be combined and converted to an initial assessment rate. The performance score measures an institution’s financial performance and its ability to withstand stress. The loss severity score quantifies the relative magnitude of potential losses to the FDIC in the event of an institution’s failure. Once the performance and loss severity scores are calculated, these scores will be converted to a total score. The FDIC has the authority to raise or lower assessment rates, subject to limits, and to impose special additional assessments.

The FDIC’s restoration program for the DIF adopted in 2010 is designed to bolster the DIF reserve ratio to 1.35% by September 30, 2020, as required by the Dodd-Frank Act. The plan provides that, at least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. Under the Dodd-Frank Act, insured institutions with assets of $10 billion or more are required to fund the increase in the designated reserve ratio (“DRR”) to 1.35%.

In 2011, the FDIC approved a final rule implementing changes to the deposit insurance assessment system, as authorized by the Dodd-Frank Act, which, among other things, changed the assessment base for insured depository institutions from adjusted domestic deposits to the institution’s average consolidated total assets during an assessment period less average tangible equity capital (Tier 1 capital) during that period. The rule revised the assessment rate schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest institutions. The rule also suspended indefinitely the requirement of the FDIC to pay dividends from the DIF when it reaches 1.5% of insured deposits. In lieu of the dividends, the FDIC adopted progressively lower assessment rate schedules when the reserve ratio exceeds 1.15%, 2.0% and 2.5%, respectively. In addition, a final rule issued by the FDIC in March 2016 requires insured institutions with an assessment base (total assets less tangible capital) of over $10 billion to pay surcharge insurance assessments at an annual rate of 4.5 basis points of their assessment base, starting the quarter after the DRR surpasses 1.15% and ending when the DRR reaches 1.35%. The 4.5 basis point surcharge will be assessed against each covered institution’s assessment base, less $10 billion.

The DRR exceeded 1.15% as of June 30, 2016. As a result, the base deposit insurance rates now range from (i) 1.5 to 30 basis points of an institution’s assessment base for small banks and (ii) 1.5 to 40 basis points for institutions with an assessment base of over $10 billion, which are also now subject to the 4.5 basis point surcharge. The FDIC has stated that it expects that the DRR will likely reach 1.35%, allowing termination of the surcharge, in 2018.

In addition, all institutions with deposits insured by the FDIC must pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established as a financing vehicle for the Federal Savings & Loan Insurance Corporation. The assessment rate for the first quarter of fiscal 2018 is 0.46% of assets and is adjusted quarterly. These assessments will continue until the bonds mature in 2019.

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

Federal Reserve System. Federal Reserve regulations require depository institutions to maintain cash reserves against their transaction accounts (primarily NOW and demand deposit accounts). A reserve of 3% is to be maintained against aggregate transaction accounts between $16.0 million and $112.3 million (subject to adjustment by the Federal Reserve) plus a reserve of 10% (subject to adjustment by the Federal Reserve between 8% and 14%) against that portion of total transaction accounts in excess of $122.3 million. The first $16.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve) is exempt from the reserve requirements. Centennial Bank is in compliance with the foregoing requirements.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which was re-emphasized in December 2015. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Consumer Financial Protection. Our bank subsidiary is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the bank’s ability to raise interest rates and subject the bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which our bank subsidiary operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the our bank subsidiary’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB focuses its supervision and regulatory efforts on (1) risks to consumers and compliance with the federal consumer financial laws when it evaluates the policies and practices of a financial institution; (2) the markets in which firms operate and risks to consumers posed by activities in those markets; (3) depository institutions that offer a wide variety of consumer financial products and services; (4) certain depository institutions with a more specialized focus; and (5) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (1) lack of financial savvy, (2) inability to protect himself in the selection or use of consumer financial products or services or (3) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Loans to One Borrower. Our bank subsidiary generally may not make loans or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, up to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, our bank subsidiary was in compliance with the loans-to-one-borrower limitations.

Restrictions on Transactions with Affiliates. We and our bank subsidiary are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of transactions between the bank and its affiliates, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to affiliates which are collateralized by the securities or obligations of the bank or its nonbanking affiliates. An affiliate of a bank is generally any company or entity that controls, is controlled by, or is under common control with the bank.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain other transactions between the bank and its affiliates be on terms substantially the same, or at least as favorable to the bank, as those prevailing at that time for comparable transactions with or involving other non-affiliated persons.

Sections 22(g) and (h) of the Federal Reserve Act and its implementing regulation, Regulation O, also place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a bank and certain of their related interests, or insiders, and insiders of affiliates, may not exceed, together with all other outstanding loans to such person and related interests, the bank’s loans-to-one-borrower limit. Section 22(h) also requires that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. In addition, Section 22(h) requires prior board of director’s approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee is equal to no more than 21 cents plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover 1 cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product. We exceeded $10 billion in assets during the first quarter of 2017 and will become subject to these interchange fee restrictions beginning July 1, 2018. The Durbin Amendment is expected to negatively impact debit card and ATM fees beginning in the second half of 2018. During fiscal year 2017, we collected $20.8 million in debit card interchange fees. We estimate that had we been subject to this limitation during 2017, our interchange fee revenue would have been reduced by approximately $7.0 million.

The Volcker Rule. The Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds. The statutory provision is commonly called the “Volcker Rule.” In December 2013, federal regulators adopted final rules to implement the Volcker Rule that generally became effective in July 2015. The Volcker Rule also requires covered banking entities, including us and our bank subsidiary, to implement certain compliance programs, and the complexity and rigor of such programs is determined based on the asset size and complexity of the business of the covered company. Since neither we nor our bank subsidiary engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on our or our bank subsidiary’s operations.

Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers. We and our subsidiary have established policies and procedures to assure our compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Anti-Terrorism and Anti-Money Laundering Legislation. Our bank subsidiary is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), the Bank Secrecy Act and rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships intended to guard against money laundering, terrorism financing and transactions with designated foreign countries, nationals and others on whom the United States has imposed economic sanctions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

Incentive Compensation. The Dodd-Frank Act requires the federal bank regulators and the Securities and Exchange Commission (the “SEC”) to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements.

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

In May 2016, the Federal Reserve, other federal banking agencies and the SEC jointly published a revised version of proposed rulemaking initially issued in April 2011 designed to implement the provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that encourage inappropriate risk taking at a covered institution, which includes a bank or bank holding company with $1 billion or more of assets, such as the Company and our bank subsidiary. The proposed joint compensation regulations would require compensation practices consistent with the three principles discussed above. As of February 1, 2018, these regulations have not been finalized. Unless and until a final rule is adopted, we cannot fully determine whether compliance with such a rule will adversely affect the Company’s or our bank subsidiary’s ability to hire, retain and motivate our key employees.

The Federal Reserve Board reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Proposed Legislation and Regulatory Action

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment for us and our bank subsidiary in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Risks Related to Our Industry

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, and changes in the laws and regulations to which we are subject could adversely affect our profitability.

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

We have exceeded $10 billion in assets, and as result, we will become subject to increased regulatory requirements, which could materially and adversely affect us.

We and our bank subsidiary exceeded $10 billion in total assets for the first time during the first quarter of 2017, and as of December 31, 2017, our total assets remain in excess of $10 billion. Therefore, we and our bank subsidiary will become subject to increased regulatory requirements beginning in 2018. The Dodd-Frank Act and its implementing regulations impose various additional requirements on bank holding companies with $10 billion or more in total assets, including compliance with portions of the Federal Reserve’s enhanced prudential oversight requirements and annual stress testing requirements. Failure to meet the enhanced prudential standards and stress testing requirements could limit, among other things, our ability to engage in expansionary activities or make dividend payments to our shareholders. In addition, banks with $10 billion or more in total assets are primarily examined by the CFPB with respect to various federal consumer financial protection laws and regulations. Previously, our bank subsidiary has been subject to regulations adopted by the CFPB, but the Federal Reserve was primarily responsible for examining our bank subsidiary’s compliance with consumer protection laws and those CFPB regulations. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business. Further, the possibility of future changes in the authority of the CFPB by Congress or the Trump Administration is uncertain, and we cannot ascertain the impact, if any, changes to the CFPB may have on our business.

With respect to deposit-taking activities, banks with assets in excess of $10 billion are subject to two changes. First, these institutions are subject to a deposit assessment based on a new scorecard issued by the FDIC. This scorecard considers, among other things, the bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits, among other things. Depending on the results of the bank’s performance under that scorecard, the total base assessment rate is between 1.5 to 40 basis points. Any increase in our bank subsidiary’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source. Additionally, banks with over $10 billion in total assets are no longer exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards. This means that, beginning on July 1, 2018, our bank subsidiary will be limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by our bank subsidiary to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus 5 basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. A reduction in the amount of interchange fees we receive for electronic debit interchange will reduce our revenues. During fiscal year 2017, we collected $20.8 million in debit card interchange fees. We estimate that had we been subject to this limitation during 2017, our interchange fee revenue would have been reduced by approximately $7.0 million.

In anticipation of becoming subject to the heightened regulatory requirements, we have hired additional compliance personnel and implemented structural initiatives to address these requirements. However, compliance with these requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, and/or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations. Compliance with the annual stress testing requirements, part of which must be publicly disclosed, may also be misinterpreted by the market generally or our customers and, as a result, may adversely affect our stock price or our ability to retain our customers or effectively compete for new business opportunities. Our regulators may also consider our compliance with these regulatory requirements when examining our operations generally or considering any request for regulatory approval we may make, even requests for approvals on unrelated matters.

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

Our FDIC insurance premiums and assessments may increase and result in higher noninterest expense.

Our bank subsidiary’s deposits are insured by the FDIC up to legal limits, and accordingly, we are subject to FDIC deposit insurance assessments. As our bank subsidiary has exceeded $10 billion in assets, the method for calculating its FDIC assessments has changed and our FDIC assessments will increase as a result. See “Item 1. Business—Supervision and Regulation—Deposit Insurance and Assessments.” In addition, the FDIC recently increased the deposit insurance fund’s target reserve ratio to 2.0% of insured deposits following the Dodd-Frank Act’s elimination of the 1.5% cap on the insurance fund’s reserve ratio and has put in place a restoration plan to restore the deposit insurance fund to its 1.35% minimum reserve ratio mandated by the Dodd-Frank Act by September 30, 2020. In March 2016, the FDIC approved a final rule to meet this requirement by 2018. To meet the minimum reserve ratio by 2018, during the third calendar quarter of 2016 the FDIC began assessing banks with consolidated assets of more than $10.0 billion a surcharge assessment of 0.045%. The surcharge will continue through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. In the event the reserve ratio does not reach 1.35% by December 31, 2018, the FDIC has approved imposing a shortfall assessment on banks with $10.0 billion or more in consolidated assets on March 31, 2019.

We are generally unable to control the amount and timetable for payment of premiums that we are required to pay for FDIC insurance. There is no guarantee that our assessment rate will not increase in the future. Additionally, if there is another increase in bank or financial institution failures or the recently adopted changes do not have their desired effect of strengthening the DIF reserve ratio, the FDIC may further revise the assessment rates or the risk-based assessment system. Such changes may require us to pay higher FDIC premiums than our current levels, or the FDIC may charge additional special assessments, either of which would increase our noninterest expense.

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

As of December 31, 2017, our one-year ratio of interest-rate-sensitive assets to interest-rate-sensitive liabilities was 117.9% and our cumulative repricing gap position was 9.1% of total earning assets, resulting in a limited impact on earnings for various interest rate change scenarios. Floating rate loans made up 49.9% of our $10.33 billion total loan portfolio. A loan is considered fixed rate if the loan is currently at its adjustable floor or ceiling. In addition, 62.7% of our loans receivable and 69.9% of our time deposits at December 31, 2017, were scheduled to reprice within 12 months and our other rate sensitive asset and rate sensitive liabilities composition is subject to change. As a result, our interest rate sensitivity profile was asset sensitive as of December 31, 2017, meaning that we estimate our net interest income would increase more from rising interest rates than from falling interest rates. Significant composition changes in our rate sensitive assets or liabilities could result in a more unbalanced position and interest rate changes would have more of an impact on our earnings.

Our results of operations are also affected by the monetary policies of the Federal Reserve Board. Actions by the Federal Reserve Board involving monetary policies could have an adverse effect on our deposit levels, loan demand or business and earnings.

Risks Related to Our Business

The total impact of Hurricane Irma on our financial condition and results of operations may not be known for some time and may negatively impact our future earnings.

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

We are continuing to evaluate Hurricane Irma’s impact on our customers and our business, including our properties, assets and loan portfolios. However, we expect to experience increased loan delinquencies and loan restructurings as a result of the storm, particularly in the short term as customers undertake recovery and clean-up efforts, including the submission of insurance claims. Based on our initial assessments of the potential credit impact and damage, we accrued $33.4 million of pre-tax hurricane expenses during the third quarter of 2017. The $33.4 million of hurricane expenses includes $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through December 31, 2017. In addition, in order to assist our customers during this crisis, we offered customers located in the disaster area a 90-day deferment on outstanding loans. During the fourth quarter of 2017, customers with loan balances totaling approximately $211.7 million accepted the 90-day deferment. As of December 31, 2017, loan balances totaling approximately $63.6 million remained on the 90-day deferment.

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

Management makes various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of our secured loans. We endeavor to maintain an allowance for loan losses that we consider adequate to absorb future losses that may occur in our loan portfolio. As of December 31, 2017, our allowance for loan losses was approximately $110.3 million, or 1.07% of our total loans. In determining the size of the allowance, we analyze our loan portfolio based on our historical loss experience, volume and classification of loans, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

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

As of December 31, 2017, 85.1% of our total loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. This includes commercial real estate loans (excluding construction/land development) of $4.68 billion, or 45.3% of total loans, construction/land development loans of $1.70 billion, or 16.4% of total loans, and residential real estate loans of $2.41 billion, or 23.4% of total loans. This high concentration of real estate loans could subject us to increased credit risk in the event of a decrease in real estate values in our markets, a real estate recession or a natural disaster. Also, in any such event, our ability to recover on defaulted loans by foreclosing and selling real estate collateral would be diminished, and we would be more likely to suffer losses on defaulted loans.

In addition to the risks associated with the high concentration of real estate-secured loans, the commercial real estate and construction/land development loans, which comprised 61.7% of our total loan portfolio as of December 31, 2017, expose us to a greater risk of loss than our residential real estate loans, which comprised 23.4% of our total loan portfolio as of December 31, 2017. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

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

Our bank subsidiary operates through branch locations in Arkansas, Florida, Alabama and New York City and a loan production office in Los Angeles, California. However, approximately 90.4% of our total loans and 90.8% of our real estate loans as of December 31, 2017, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations. An adverse development with respect to the market conditions of any of these specific market areas or a decrease in real estate values in those market areas could expose us to a greater risk of loss than a portfolio that is spread among a larger geographic base.

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

As of December 31, 2017, loans in the Florida market totaled $5.26 billion, or 50.9% of our loans receivable. Of the Florida loans, approximately 88.7% were secured by real estate. In prior years, the difficult local economic conditions have adversely affected the values of our real estate collateral in Florida, and they could do so again if the markets were to once again deteriorate in the future. The real estate collateral in each case provides an alternate source of repayment on our loans in the event of default by the borrower but may deteriorate in value during the time credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Because we have a concentration of exposure to a number of individual borrowers, a significant loss on any of those loans could materially and adversely affect us.

We have a concentration of exposure to a number of individual borrowers. Under applicable law, our bank subsidiary is generally permitted to make loans to one borrowing relationship up to 20% of its Tier 1 capital plus the allowance for loan losses. As of December 31, 2017, the legal lending limit of our bank subsidiary for secured loans was approximately $331.3 million. Our board of directors has established an in-house lending limit of $20.0 million to any one borrowing relationship without obtaining the approval of both our Chairman, John W. Allison, and our director Richard H. Ashley. As of December 31, 2017, we had a total of $3.60 billion, or 34.8% of our total loans, committed to the aggregate group of borrowers whose total debt exceeds the established in-house lending limit of $20.0 million.

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

Our success depends significantly on our Chairman, John W. Allison, and our executive officers, especially C. Randall Sims, Brian S. Davis, J. Stephen Tipton and Kevin D. Hester plus Centennial Bank Chief Executive Officer and President, Tracy M. French, and our regional Centennial Bank presidents. Centennial Bank, in particular, relies heavily on its management team’s relationships in its local communities to generate business. The loss of services from a member of our current management team may materially and adversely affect our business, financial condition, results of operations and future prospects.

The value of securities in our investment portfolio may decline in the future.

As of December 31, 2017, we owned $1.89 billion of investment securities. The fair value of our investment securities may be adversely affected by market conditions, including changes in interest rates, and the occurrence of any events adversely affecting the issuer of particular securities in our investments portfolio. We analyze our securities on a quarterly basis to determine if an other-than-temporary impairment has occurred. The process for determining whether impairment is other-than-temporary usually requires complex, subjective judgments about the future financial performance of the issuer in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting issuers, we may be required to recognize other-than-temporary impairment in future periods, which could have a material adverse effect on our business, financial condition or results of operations.

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

Growth through the acquisition of banks, including FDIC-assisted transactions, and de novo branching represent important components of our business strategy. Acquisitions are subject to regulatory approval, and we cannot assure that we will be able to obtain approval for a proposed acquisition in a timely manner or at all. Any future acquisitions we might make will also be accompanied by other risks commonly encountered in acquisitions. These risks include, among other things:

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

Our growth strategy includes strategic acquisitions of banks. We have acquired 22 banks since we started our first subsidiary bank in 1999, including a total of 17 banks since 2010. We will continue to consider strategic acquisitions, with a primary focus on Arkansas, Florida, South Alabama and other nearby markets. In most cases, our acquisition of a bank includes the acquisition of all or a substantial portion of the target bank’s assets and liabilities, including all or a substantial portion of its loan portfolio. There may be instances when we, under our normal operating procedures, may find after the acquisition that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of the target bank, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below our standards, or our determination of the fair value of any such loan may be inadequate. One or more of these factors might cause us to have additional losses or liabilities, additional loan charge-offs, or increases in allowances for loan losses, which would have a negative impact upon our financial condition and results of operations.

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

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings.

When we acquire a business, a portion of the purchase price of the acquisition is generally allocated to goodwill and other identifiable intangible assets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. At December 31, 2017, our goodwill and other identifiable intangible assets were $977.3 million. Under current accounting standards, if we determine goodwill or intangible assets are impaired because, for example, the acquired business does not meet projected revenue targets or certain key employees leave, we are required to write down the carrying value of these assets. We conduct a review at least annually to determine whether goodwill is impaired. Our annual goodwill impairment evaluation performed during the fourth quarter of 2017 indicated no impairment of goodwill for our reporting segments. We cannot provide assurance, however, that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

Competition from other financial institutions and financial service providers may adversely affect our profitability.

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

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements and innovations.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services, including innovative ways that customers can make payments or manage their accounts, such as through the use of digital wallets or digital currencies. In addition to better serving customers, effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients, which may adversely affect our results of operations and future prospects.

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

Future hurricanes or other adverse weather events could negatively affect our local economies or disrupt our operations, which would have an adverse effect on us.

As illustrated by the impact of Hurricane Irma, our markets in Alabama and Florida, like other coastal areas, are susceptible to hurricanes and tropical storms. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. We cannot predict whether or to what extent damage that may be caused by future hurricanes or other weather events will affect our operations or the economies in our market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties or other collateral securing our loans and an increase in the delinquencies, foreclosures and loan losses. Our business or results of operations may be adversely affected by these and other negative effects of hurricanes or other significant weather events.

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

Our operations could be interrupted if certain external vendors on which we rely experience difficulty, terminate their services or fail to comply with banking laws and regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. If these third party service providers experience difficulties or terminate their services and we are unable to replace them with other service providers, our operations could be interrupted. It may be difficult for us to replace some of our third party vendors, particularly vendors providing our core banking, credit card and debit card services, in a timely manner if they were unwilling or unable to provide us with these services in the future for any reason. If an interruption were to continue for a significant period of time, it could have a material adverse effect on our business, financial condition or results of operations. Even if we are able to replace them, it may be at higher cost to us, which could have a material adverse effect on our business, financial condition or results of operations. In addition, if a third party provider fails to provide the services we require, fails to meet contractual requirements, such as compliance with applicable laws and regulations, or suffers a cyber-attack or other security breach, our business could suffer economic and reputational harm that could have a material adverse effect on our business, financial condition or results of operations.

Our earnings could be adversely impacted by incidences of fraud and compliance failure.

Financial institutions are inherently exposed to fraud risk. A fraud can be perpetrated by a customer of our bank subsidiary, an employee, a vendor, or members of the general public. We are most subject to fraud and compliance risk in connection with the origination of loans, ACH transactions, wire transactions, ATM transactions, and checking transactions. Our largest fraud risk, associated with the origination of loans, includes the intentional misstatement of information in property appraisals or other underwriting documentation provided to us by third parties. Compliance risk is the risk that loans are not originated in compliance with applicable laws and regulations and our standards. There can be no assurance that we can prevent or detect acts of fraud or violation of law or our compliance standards by the third parties that we deal with. Repeated incidences of fraud or compliance failures would adversely impact the performance of our loan portfolio.

Risks Related to Our Acquisition of Stonegate Bank

Our financial results and condition could be adversely affected if we fail to realize the expected benefits of the Stonegate acquisition or it takes longer than expected to realize those benefits.

Following our acquisition of Stonegate Bank (“Stonegate”) on September 26, 2017, we began the process of integrating the businesses of Stonegate. We have plans to complete the overall integration of the two businesses during the first quarter of 2018. This integration process could result in the loss of key employees, the disruption of ongoing businesses and the loss of customers and their business and deposits. It may also divert management attention and resources from other operations and limit our ability to pursue other acquisitions. There is no assurance that we will realize the cost savings and other financial benefits of the acquisition when and in the amounts expected.

We may incur losses on loans, securities and other acquired assets of Stonegate that are materially greater than reflected in our fair value adjustments.

As of December 31, 2017, we have recorded at fair value all credit-impaired loans acquired in the merger of Stonegate Bank into Centennial Bank based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity concerns. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-merger carrying value of the credit-impaired loans and their expected cash flows—the “non-accretable difference”—is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional credit deterioration in these loans.

Our banking relationships with the Cuban government and Banco Internacional de Comercia, S.A. (“BICSA”) as a result of our Stonegate acquisition may increase our compliance risk and compliance costs.

U.S. persons, including U.S. banks, are restricted in their ability to establish relationships and engage in transactions with Cuba and Cuban persons pursuant to the existing U.S. embargo and the Cuban Assets Control Regulations. However, we maintain a customer relationship to handle the accounts for Cuba’s diplomatic missions at the United Nations and for the Cuban Interests Section (now the Cuban Embassy) in Washington, D.C. This relationship was established in May 2015 pursuant to a special license granted to Stonegate Bank by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) in connection with the reestablishment of diplomatic relations between the U.S. and Cuba. In July 2015, Stonegate Bank established a correspondent banking relationship with Banco Internacional de Comercio, S.A. (“BICSA”) in Havana, Cuba.

Cross-border correspondent banking relationships pose unique risks because they create situations in which a U.S. financial institution will be handling funds from a foreign financial institution whose customers may not be transparent to the U.S. financial institution. Moreover, Cuban financial institutions are not subject to the same or similar regulatory guidelines as U.S. banks; therefore, these foreign institutions may pose a higher money laundering risk to their respective U.S. bank correspondent(s). Investigations have determined that, in the past, foreign correspondent accounts have been used by drug traffickers and other criminal elements to launder funds. Shell companies are sometimes used in the layering process to hide the true ownership of accounts at foreign correspondent financial institutions. Because of the large amount of funds, multiple transactions, and the U.S. bank’s potential lack of familiarity with a foreign correspondent financial institution’s customer, criminals and terrorists can more easily conceal the source and use of illicit funds. Consequently, we may have a higher risk of noncompliance with the Bank Secrecy Act and Anti-Money Laundering (“BSA/AML”) rules due to its new correspondent banking relationship with BICSA and will likely need to more closely monitor transactions related to correspondent accounts in Cuba, potentially resulting in increased compliance costs. Our failure to strictly adhere to the terms and requirements of our OFAC license or our failure to adequately manage our BSA/AML compliance risk in light of our new correspondent banking relationship with BICSA could result in regulatory or other actions being taken against us, which could significantly increase our compliance costs and materially and adversely affect our results of operations.

Risks Related to Owning Our Stock

The rights of our common shareholders are subordinate to the holders of any debt securities that we may issue from time to time and may be subordinate to the holders of any series of preferred stock that may issue in the future.

On April 3, 2017, we issued $300.0 million of 5.625% fixed-to-floating rate subordinated notes, which mature in 2027. Because these subordinated notes are senior to our shares of common stock, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated notes must be satisfied before any distributions can be made to the holders of our common stock.

As of December 31, 2017, we also have $73.3 million of outstanding subordinated debentures issued in connection with trust preferred securities. Payments of the principal and interest on the trust preferred securities are unconditionally guaranteed by us. The subordinated debentures are senior to our shares of common stock. As a result, we must make payments on the subordinated debentures (and the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of our common stock. We have the right to defer distributions on the subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of our capital stock. If we elect to defer or if we default with respect to our obligations to make payments on these subordinated debentures, this would likely have a material adverse effect on the market value of our common stock.

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

Although we have paid a quarterly dividend on our common stock since 2003 and expect to continue this practice, we cannot assure you of our ability to continue. Our ability to pay dividends depends on the following factors, among others:

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

Item 2. PROPERTIES

The Company’s main office is located in a Company-owned 33,000 square foot building located at 719 Harkrider Street in downtown Conway, Arkansas. As of December 31, 2017, our bank subsidiary owned or leased a total of 76 branches located in Arkansas, 88 branches in Florida, five branches in South Alabama and one branch in New York City. The Company also owns or leases other buildings that provide space for operations, mortgage lending and other general purposes. We believe that our banking and other offices are in good condition and are suitable to our needs.

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

Our common stock is listed on the NASDAQ Global Select Market under the symbol “HOMB.” Set forth below are the high and low sales prices for our common stock as reported by the NASDAQ Global Select Market for the two most recently completed fiscal years. Also set forth below are dividends declared per share in each of these periods:

	Price per Common Share		Quarterly Dividends Per Common
	High	Low	Share
2017
First Quarter	$29.45	$25.87	$0.0900
Second Quarter	26.40	22.82	0.0900
Third Quarter	25.86	21.22	0.1100
Fourth Quarter	25.80	21.39	0.1100

2016
First Quarter	$21.29	$17.07	$0.0750
Second Quarter	22.30	18.55	0.0875
Third Quarter	23.50	18.91	0.0900
Fourth Quarter	28.46	19.89	0.0900

As of February 23, 2018, there were approximately 1,499 stockholders of record of the Company’s common stock.

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

During the three months ended December 31, 2017, the Company utilized a portion of its stock repurchase program approved by the Board of Directors, on January 20, 2017. Additionally, on February 21, 2018, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of the Company’s common stock under this repurchase program. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Issuer Purchases of Equity Securities

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2017	22,800	$22.72	22,800	5,262,136
November 1 through November 31, 2017	35,000	21.96	35,000	5,227,136
December 1 through December 31, 2017	—	—	—	5,227,136

Total	57,800		57,800

Performance Graph

Below is a graph which summarizes the cumulative return earned by the Company’s stockholders since December 31, 2012, compared with the cumulative total return on the Russell 2000 Index and SNL Bank and Thrift Index. This presentation assumes that the value of the investment in the Company’s common stock and each index was $100.00 on December 31, 2012 and that subsequent cash dividends were reinvested.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Home BancShares, Inc.	100.00	229.02	199.43	254.97	355.04	302.20
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank and Thrift Index	100.00	136.92	152.85	155.94	196.86	231.49

Item 6. SELECTED FINANCIAL DATA.

Summary Consolidated Financial Data
	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share data)
Income statement data:
Total interest income	$520,251	$436,537	$377,436	$335,888	$217,126
Total interest expense	64,346	30,579	21,724	18,870	14,531

Net interest income	455,905	405,958	355,712	317,018	202,595
Provision for loan losses	44,250	18,608	25,164	22,664	5,180

Net interest income after provision for loan losses	411,655	387,350	330,548	294,354	197,415
Non-interest income	99,636	87,051	65,498	44,762	40,365
Non-interest expense	240,208	191,755	177,555	161,943	133,307

Income before income taxes	271,083	282,646	218,491	177,173	104,473
Income tax expense	136,000	105,500	80,292	64,110	37,953

Net income	$135,083	$177,146	$138,199	$113,063	$66,520

Per share data:
Basic earnings per common share	$0.90	$1.26	$1.01	$0.86	$0.58
Diluted earnings per common share	0.89	1.26	1.01	0.85	0.57
Book value per common share	12.70	9.45	8.55	7.51	6.46
Tangible book value per common share(1)(4)	7.07	6.63	5.71	4.95	3.97
Dividends – common	0.4000	0.3425	0.275	0.175	0.145
Average common shares outstanding	150,806	140,418	136,615	131,902	115,816
Average diluted shares outstanding	151,528	140,713	137,130	132,662	116,504
Performance ratios:
Return on average assets	1.17%	1.85%	1.68%	1.63%	1.43%
Return on average assets excluding intangible amortization(5)	1.26	1.95	1.79	1.75	1.52
Return on average common equity	8.23	14.08	12.77	12.34	11.27
Return on average tangible common equity excluding intangible amortization(1)(6)	12.92	20.82	19.37	19.80	15.26
Net interest margin(3)(9)	4.51	4.81	4.98	5.37	5.19
Net interest margin (non-GAAP) (3)	4.12	4.26	4.23	4.20	4.26
Efficiency ratio(8)	41.89	37.65	40.44	42.67	52.44
Core efficiency ratio (non-GAAP) (8)	37.66	36.55	39.48	41.23	45.49
Asset quality:
Non-performing assets to total assets	0.44%	0.81%	0.89%	1.18%	1.84%
Non-performing loans to total loans	0.43	0.85	0.96	1.23	1.66
Allowance for loan losses to non-performing loans	246.70	126.74	109.00	88.65	59.12
Allowance for loans losses to total loans	1.07	1.08	1.04	1.09	0.98
Net charge-offs to average total loans	0.17	0.11	0.22	0.22	0.51

Summary Consolidated Financial Data – Continued

	As of or for the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars and shares in thousands, except per share data)
Balance sheet data (period end):
Total assets	$14,449,760	$9,808,465	$9,289,122	$7,403,272	$6,811,861
Investment securities – available-for-sale	1,663,517	1,072,920	1,206,580	1,067,287	1,175,484
Investment securities – held-to-maturity	224,756	284,176	309,042	356,790	114,621
Loans receivable	10,331,188	7,387,699	6,641,571	5,057,502	4,476,953
Allowance for loan losses	110,266	80,002	69,224	55,011	43,815
Intangible assets	977,300	396,294	399,426	346,348	324,034
Non-interest-bearing deposits	2,385,252	1,695,184	1,456,624	1,203,306	991,161
Total deposits	10,388,502	6,942,427	6,438,509	5,423,971	5,393,046
Subordinated debentures (trust preferred securities)	368,031	60,826	60,826	60,826	60,826
Stockholders’ equity	2,204,291	1,327,490	1,199,757	1,015,292	840,955
Capital ratios:
Common equity to assets	15.25%	13.53%	12.92%	13.71%	12.35%
Tangible common equity to tangible assets(1)(7)	9.11	9.89	9.00	9.48	7.97
Common equity Tier 1 capital	10.86	11.30	10.50	—	—
Tier 1 leverage ratio(2)	9.98	10.63	9.91	10.31	9.38
Tier 1 risk-based capital ratio	11.48	12.01	11.26	12.55	10.88
Total risk-based capital ratio	15.05	12.97	12.16	13.51	11.75
Dividend payout - common	44.69	27.15	27.19	20.49	25.51

(1)	Tangible calculations eliminate the effect of goodwill and acquisition-related intangible assets and the corresponding amortization expense on a tax-effected basis.
(2)	Leverage ratio is Tier 1 capital to quarterly average total assets less intangible assets and gross unrealized gains/losses on available-for-sale investment securities.
(3)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 26,” for the non-GAAP tabular reconciliation.
(4)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 28,” for the non-GAAP tabular reconciliation.
(5)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 29,” for the non-GAAP tabular reconciliation.
(6)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 30,” for the non-GAAP tabular reconciliation.
(7)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 31,” for the non-GAAP tabular reconciliation.
(8)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Table 32,” for the non-GAAP tabular reconciliation.
(9)	Fully taxable equivalent (assuming an income tax rate of 39.225%).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents our consolidated financial condition and results of operations for the years ended December 31, 2017, 2016 and 2015. This discussion should be read together with the “Summary Consolidated Financial Data,” our consolidated financial statements and the notes thereto, and other financial data included in this document. In addition to the historical information provided below, we have made certain estimates and forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these estimates and in the forward-looking statements as a result of certain factors, including those discussed in the section of this document captioned “Risk Factors,” and elsewhere in this document. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly owned bank subsidiary, Centennial Bank (“Centennial”). As of December 31, 2017, we had, on a consolidated basis, total assets of $14.45 billion, loans receivable, net of $10.22 billion, total deposits of $10.39 billion, and stockholders’ equity of $2.20 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and FHLB borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our net interest margin, return on average assets and return on average common equity. We also measure our performance by our efficiency ratio and core efficiency ratio (non-GAAP). The efficiency ratio is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-core items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses and/or gains and losses.

Table 1: Key Financial Measures

	As of or for the Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Total assets	$14,449,760	$9,808,465	$9,289,122
Loans receivable	10,331,188	7,387,699	6,641,571
Allowance for loan losses	110,266	80,002	69,224
Total deposits	10,388,502	6,942,427	6,438,509
Total stockholders’ equity	2,204,291	1,327,490	1,199,757
Net income	135,083	177,146	138,199
Basic earnings per share	0.90	1.26	1.01
Diluted earnings per share	0.89	1.26	1.01
Net interest margin – FTE	4.51%	4.81%	4.98%
Net interest margin – FTE (non-GAAP)	4.12	4.26	4.23
Efficiency ratio	41.89	37.65	40.44
Core efficiency ratio (non-GAAP)	37.66	36.55	39.48
Return on average assets	1.17	1.85	1.68
Return on average common equity	8.23	14.08	12.77

2017 Overview

Our net income decreased $42.0 million, or 23.7%, to $135.1 million for the year ended December 31, 2017, from $177.1 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.89 per share and $1.26 per share for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $0.37 per share or 29.37% for the year ended 2017 when compared to the previous year. Excluding the $36.9 million one-time Tax Cuts and Jobs Act (“TCJA”) charge, $33.4 million of hurricane expense, and $25.7 million of merger expenses associated with the 2017 acquisitions offset by $3.8 million of one-time non-taxable gain on acquisition, 2017 annual after-tax earnings excluding non-fundamental items were $204.8 million, an increase of $27.8 million, or 15.7%, from 2016 annual after-tax earnings excluding non-fundamental items of $177.0 million (See Table 27 for the non-GAAP tabular reconciliation). The $27.8 million increase in earnings excluding non-fundamental items is primarily associated with additional net interest income largely resulting from our acquisitions combined with $125.2 million of organic loan growth plus a decrease in the non-hurricane related provision for loan losses during 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense on deposits and an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our GAAP net interest margin decreased from 4.81% for the year ended December 31, 2016 to 4.51% for the year ended December 31, 2017. For the year ended December 31, 2017 and 2016, we recognized $35.7 million and $42.3 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.12% and 4.26% for the years ended December 31, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.21% and 5.10% for the years ended December 31, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $13.1 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during 2017.

Our efficiency ratio was 41.89% for the year ended December 31, 2017, compared to 37.65% for the same period in 2016. For year ended 2017, our core efficiency ratio was 37.66% which increased from the 36.55% reported for the year ended 2016 (See Table 32 for the non-GAAP tabular reconciliation). The core efficiency ratio is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses and/or gains and losses.

Our return on average assets was 1.17% for the year ended December 31, 2017, compared to 1.85% for the same period in 2016. Excluding non-fundamental items, our return on average assets was 1.78% for the year ended December 31, 2017, compared to 1.85% for the same period in 2016 (See Table 29 for the non-GAAP tabular reconciliation). Our return on average common equity was 8.23% for the year ended December 31, 2017, compared to 14.08% for the same period in 2016. Excluding non-fundamental items, our return on average common equity was 12.48% for the year ended December 31, 2017, compared to 14.07% for the same period in 2016 (See Table 30 for the non-GAAP tabular reconciliation).

Our total assets as of December 31, 2017 increased $4.64 billion to $14.45 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $2.94 billion to $10.33 billion as of December 31, 2017, from $7.39 billion as of December 31, 2016. This increase is primarily a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $876.8 million to $2.20 billion as of December 31, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $74.7 million increase in retained earnings offset by $3.8 million of comprehensive loss and the repurchase of $20.8 million of our common stock during 2017. The improvement in stockholders’ equity for 2017, excluding the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, was 4.3%.

As of December 31, 2017, our non-performing loans decreased to $44.7 million, or 0.43%, of total loans from $63.1 million, or 0.85%, of total loans as of December 31, 2016. The allowance for loan losses as a percentage of non-performing loans increased to 246.70% as of December 31, 2017, compared to 126.74% as of December 31, 2016. Non-performing loans from our Arkansas franchise were $15.5 million at December 31, 2017 compared to $28.5 million as of December 31, 2016. Non-performing loans from our Florida franchise were $28.2 million at December 31, 2017 compared to $34.0 million as of December 31, 2016. Non-performing loans from our Alabama franchise were $929,000 at December 31, 2017 compared to $656,000 as of December 31, 2016. There were no non-performing loans from our Centennial CFG franchise.

As of December 31, 2017, our non-performing assets decreased to $63.6 million, or 0.44%, of total assets from $79.1 million, or 0.81%, of total assets as of December 31, 2016. Non-performing assets from our Arkansas franchise were $25.6 million at December 31, 2017 compared to $41.0 million as of December 31, 2016. Non-performing assets from our Florida franchise were $36.4 million at December 31, 2017 compared to $36.8 million as of December 31, 2016. Non-performing assets from our Alabama franchise were $1.6 million at December 31, 2017 compared to $1.2 million as of December 31, 2016. There were no non-performing assets from our Centennial CFG franchise.

2016 Overview

Our net income increased $38.9 million, or 28.2%, to $177.1 million for the year ended December 31, 2016, from $138.2 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $1.26 per share and $1.01 per share for the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.25 per share or 24.8% for the year ended 2016 when compared to the previous year. The $38.9 million increase in net income is primarily associated with additional net interest income during 2016 largely resulting from our 2015 acquisitions, organic loan growth, a slight decrease in provision for loan losses, growth in non-interest income and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Our GAAP net interest margin decreased from 4.98% for the year ended December 31, 2015 to 4.81% for the year ended December 31, 2016. For the year ended December 31, 2016 and 2015, we recognized $42.3 million and $47.6 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was flat at 4.24% and 4.23% for the year ended December 31, 2016 and 2015. Additionally, the non-GAAP yield on loans excluding accretion income was also relatively flat at 5.10% and 5.05% for the year ended December 31, 2016 and 2015, respectively. Consequently, with a growth of the average loan balance of $1.25 billion, we experienced a decline in the GAAP yield on loans and net interest margin because the organic loan growth was approximately at our lower non-GAAP loan yields.

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

Through our acquisition and merger of Stonegate into Centennial, we maintain a customer relationship to handle the accounts for Cuba’s diplomatic missions at the United Nations and for the Cuban Interests Section (now the Cuban Embassy) in Washington, D.C. This relationship was established in May 2015 pursuant to a special license granted to Stonegate Bank by the U.S. Treasury Department’s Office of Foreign Assets Control in connection with the reestablishment of diplomatic relations between the U.S. and Cuba. In July 2015, Stonegate established a correspondent banking relationship with Banco Internacional de Comercio, S.A. in Havana, Cuba. As of December 31, 2017, this correspondent banking relationship does not have a material impact to the Company’s financial position and results of operations.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of Stonegate.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of BOC.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for an additional discussion regarding the acquisition of GHI.

Florida Business BancGroup, Inc.

On October 1, 2015, we completed our acquisition of FBBI, parent company of Bay Cities Bank (“Bay Cities”). We paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares of our common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, was placed into escrow with the FBBI shareholders having a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders would depend upon the amount of losses that the Company incurred in the two years following the completion of the merger related to two class action lawsuits pending against Bay Cities. In August 2017, the Company distributed the full amount of this contingent cash consideration to the former FBBI shareholders, less $10,000 for compensation paid to a representative designated by FBBI who acted on behalf of the FBBI shareholders in connection with the escrow arrangements.

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

Pool of National Commercial Real Estate Loans

On April 1, 2015, Centennial acquired a pool of national commercial real estate loans from AM PR LLC, an affiliate of J.C. Flowers & Co., totaling approximately $289.1 million for a purchase price of 99% of the total principal value of the acquired loans. The acquired loans were originated by the former Doral Bank of San Juan, Puerto Rico within its Doral Property Finance portfolio and were transferred to the Seller by Banco Popular of Puerto Rico (“Popular”) upon its acquisition of the assets and liabilities of Doral Bank from the FDIC, as receiver for the failed Doral Bank. This pool of loans is now managed by a division of Centennial known as the Centennial Commercial Finance Group (“Centennial CFG”), which is responsible for servicing the acquired loan pool and originating new loan production.

In connection with this acquisition of loans, the Company opened a loan production office on April 23, 2015 in New York City, which became a branch on September 1, 2016. Through the New York office, Centennial CFG is building out a national lending platform focusing on commercial real estate plus commercial and industrial loans. As of December 31, 2017 and 2016, Centennial CFG had $1.44 billion and $1.11 billion in total loans net of discount, respectively.

Doral Bank’s Florida Panhandle operations

On February 27, 2015, Centennial acquired all the deposits and substantially all the assets of Doral Florida through an alliance agreement with Popular who was the successful lead bidder to acquire the assets and liabilities of the failed Doral Bank from the FDIC. Including the effects of the purchase accounting adjustments, the acquisition provided us with loans of approximately $37.9 million net of loan discounts, deposits of approximately $467.6 million, plus a $428.2 million cash settlement to balance the transaction. We recorded a bargain purchase gain of $1.6 million, in connection with the Doral Florida acquisition. The FDIC did not provide loss-sharing with respect to the acquired assets.

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

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas. During 2017, the Company opened a branch location in Clearwater, Florida and a loan production office in Los Angeles, California which is under the management of Centennial CFG.

As a result of our continued focus on efficiency, during 2017, we closed four branch locations in our Florida footprint and one branch location in Daphne, Alabama.

During 2017, the Company acquired a total of 33 branches through the acquisitions of GHI, BOC and Stonegate. In an effort to achieve efficiencies, primarily from the Stonegate acquisition, the Company plans to close or merge several Florida locations during the first quarter of 2018. During the remainder of 2018, we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of December 31, 2017, we had 170 branch locations. There were 76 branches in Arkansas, 88 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

Our net income decreased $42.0 million, or 23.7%, to $135.1 million for the year ended December 31, 2017, from $177.1 million for the same period in 2016. On a diluted earnings per share basis, our earnings were $0.89 per share and $1.26 per share for the years ended December 31, 2017 and 2016, respectively, representing a decrease of $0.37 per share or 29.37% for the year ended 2017 when compared to the previous year. Excluding the $36.9 million one-time TCJA charge, $33.4 million of hurricane expense, and $25.7 million of merger expenses associated with the 2017 acquisitions offset by $3.8 million of one-time non-taxable gain on acquisition, 2017 annual after-tax earnings excluding non-fundamental items were $204.8 million, an increase of $27.8 million, or 15.7%, from 2016 annual after-tax earnings excluding non-fundamental items of $177.0 million (See Table 27 for the non-GAAP tabular reconciliation). The $27.8 million increase in earnings excluding non-fundamental items is primarily associated with additional net interest income largely resulting from our acquisitions combined with $125.2 million of organic loan growth plus a decrease in the non-hurricane related provision for loan losses during 2017, growth in non-interest income and the reduced amortization of the indemnification asset when compared to the same period in 2016. These improvements were partially offset by an increase in the costs associated with the asset growth plus an increase in interest expense on deposits and an increase in interest expense related to the issuance of $300 million of subordinated notes during the second quarter of 2017 when compared to the same period in 2016.

Our net income increased $38.9 million, or 28.2%, to $177.1 million for the year ended December 31, 2016, from $138.2 million for the same period in 2015. On a diluted earnings per share basis, our earnings were $1.26 per share and $1.01 per share for the years ended December 31, 2016 and 2015, respectively, representing an increase of $0.25 per share, or 24.8%, for the year ended 2016 when compared to the previous year. The $38.9 million increase in net income is primarily associated with additional net interest income during 2016 largely resulting from our 2015 acquisitions, organic loan growth, a slight decrease in provision for loan losses, growth in non-interest income, and the reduced amortization of the indemnification asset, when compared to the same period in 2015. These improvements were partially offset by an increase in the costs associated with the asset growth when compared to the same period in 2015.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments and rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (39.225% for years ended December 31, 2017, 2016 and 2015).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 100 basis points and is currently at 1.50% to 1.25%.

Our GAAP net interest margin decreased from 4.81% for the year ended December 31, 2016 to 4.51% for the year ended December 31, 2017. For the year ended December 31, 2017 and 2016, we recognized $35.7 million and $42.3 million, respectively, in total net accretion for acquired loans and deposits. The non-GAAP margin excluding accretion income was 4.12% and 4.26% for the years ended December 31, 2017 and 2016, respectively. Additionally, the non-GAAP yield on loans excluding accretion income was 5.21% and 5.10% for the years ended December 31, 2017 and 2016, respectively. Other than the previously mentioned reduction in net accretion income for acquired loans and deposits, the net interest margin was negatively impacted by our April 2017 issuance of $300 million of 5.625% fixed-to-floating rate subordinated notes, which added approximately $13.1 million of interest expense when compared to the same period in 2016, and by our strategic decision to keep excess cash liquidity on the books during 2017.

Net interest income on a fully taxable equivalent basis increased $49.9 million, or 12.1%, to $463.8 million for the year ended December 31, 2017, from $413.9 million for the same period in 2016. This increase in net interest income was the result of an $83.6 million increase in interest income combined with a $33.8 million increase in interest expense. The $83.6 million increase in interest income was primarily the result of a higher level of earning assets offset by lower yields on our loans. The higher level of earning assets resulted in an increase in interest income of $84.9 million. The lower yield was primarily driven by the decline of loan accretion income on our historical acquisitions offset by increased loan production in the higher rate environment, which resulted in a $1.3 million decrease in interest income. The $33.8 million increase in interest expense for the year ended December 31, 2017, is primarily the result of an increase in interest bearing liabilities repricing in a rising interest rate environment combined with a higher level of our interest bearing liabilities. The repricing of our interest bearing liabilities in a rising interest rate environment resulted in an approximately $22.0 million increase in interest expense. The higher level of our interest bearing liabilities, primarily subordinated debentures, resulted in an increase in interest expense of approximately $11.8 million.

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

Net interest margin, on a fully taxable equivalent basis, was 4.51% for the year ended December 31, 2017, compared to 4.81% and 4.98% for the same periods in 2016 and 2015, respectively. The non-GAAP margin excluding accretion income was 4.12%, 4.26% and 4.23% for the years ended December 31, 2017, 2016 and 2015, respectively.

Additional information and analysis for our net interest margin can be found in Tables 24 through 26 of our Non-GAAP Financial Measurements section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the years ended December 31, 2017, 2016 and 2015, as well as changes in fully taxable equivalent net interest margin for the years 2017 compared to 2016 and 2016 compared to 2015.

Table 2: Analysis of Net Interest Income

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest income	$520,251	$436,537	$377,436
Fully taxable equivalent adjustment	7,856	7,924	7,710

Interest income – fully taxable equivalent	528,107	444,461	385,146
Interest expense	64,346	30,579	21,724

Net interest income – fully taxable equivalent	$463,761	$413,882	$363,422

Yield on earning assets – fully taxable equivalent	5.14%	5.17%	5.28%
Cost of interest-bearing liabilities	0.82	0.46	0.38
Net interest spread – fully taxable equivalent	4.32	4.71	4.90
Net interest margin – fully taxable equivalent	4.51	4.81	4.98

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	December 31,
	2017 vs. 2016	2016 vs. 2015
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$84,906	$74,166
Increase (decrease) in interest income due to change in earning asset yields	(1,260)	(14,850)
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(11,752)	(4,903)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(22,015)	(3,953)

Increase (decrease) in net interest income	$49,879	$50,460

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the years ended December 31, 2017, 2016 and 2015. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Years Ended December 31,
	2017			2016			2015
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$220,231	$2,309	1.05%	$117,022	$471	0.40%	$108,315	$233	0.22%
Federal funds sold	6,308	10	0.16	1,764	9	0.51	9,250	24	0.26
Investment securities – taxable	1,300,384	26,776	2.06	1,161,428	21,246	1.83	1,114,829	21,695	1.95
Investment securities – non-taxable	348,865	19,411	5.56	337,318	18,598	5.51	332,048	18,309	5.51
Loans receivable	8,403,154	479,601	5.71	6,986,759	404,137	5.78	5,732,315	344,885	6.02

Total interest-earning assets	10,278,942	$528,107	5.14	8,604,291	$444,461	5.17	7,296,757	$385,146	5.28

Non-earning assets	1,220,163			964,562			914,225

Total assets	$11,499,105			$9,568,853			$8,210,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$4,823,626	$23,176	0.48%	$3,717,880	$8,978	0.24%	$3,218,745	$6,306	0.20%
Time deposits	1,444,828	10,601	0.73	1,362,680	6,948	0.51	1,381,562	6,665	0.48

Total interest-bearing deposits	6,268,454	33,777	0.54	5,080,560	15,926	0.31	4,600,307	12,971	0.28
Federal funds purchased	77	1	1.30	255	2	0.78	824	4	0.49
Securities sold under agreement to repurchase	134,689	918	0.68	120,576	574	0.48	156,513	621	0.40
FHLB borrowed funds	1,117,817	14,513	1.30	1,376,364	12,484	0.91	902,852	6,774	0.75
Subordinated debentures	285,733	15,137	5.30	60,826	1,593	2.62	60,826	1,354	2.23

Total interest-bearing liabilities	7,806,770	64,346	0.82	6,638,581	30,579	0.46	5,721,322	21,724	0.38

Non-interest bearing liabilities
Non-interest bearing deposits	2,005,632			1,619,128			1,358,905
Other liabilities	45,425			53,218			48,170

Total liabilities	9,857,827			8,310,927			7,128,397
Stockholders’ equity	1,641,278			1,257,926			1,082,585

Total liabilities and stockholders’ equity	$11,499,105			$9,568,853			$8,210,982

Net interest spread			4.32%			4.71%			4.90%
Net interest income and margin		$463,761	4.51		$413,882	4.81		$363,422	4.98

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the year ended December 31, 2017 compared to 2016 and 2016 compared to 2015 on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Years Ended December 31,
	2017 over 2016			2016 over 2015
	Volume	Yield /Rate	Total	Volume	Yield /Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$651	$1,187	$1,838	$20	$218	$238
Federal funds sold	10	(9)	1	(28)	13	(15)
Investment securities – taxable	2,698	2,832	5,530	885	(1,333)	(448)
Investment securities – non-taxable	641	172	813	291	(2)	289
Loans receivable	80,906	(5,442)	75,464	72,998	(13,746)	59,252

Total interest income	84,906	(1,260)	83,646	74,166	(14,850)	59,316

Interest expense:
Interest-bearing transaction and savings deposits	3,281	10,917	14,198	1,069	1,603	2,672
Time deposits	441	3,212	3,653	(92)	375	283
Federal funds purchased	—	(1)	(1)	—	(1)	(1)
Securities sold under agreement to repurchase	73	271	344	(158)	111	(47)
FHLB borrowed funds	(2,652)	4,681	2,029	4,084	1,626	5,710
Subordinated debentures	10,609	2,935	13,544	—	239	239

Total interest expense	11,752	22,015	33,767	4,903	3,953	8,856

Increase (decrease) in net interest income	$73,154	$(23,275)	$49,879	$69,263	$(18,803)	$50,460

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

While general economic trends have continued to improve, we cannot be certain that the current economic conditions will improve in the future. Recent and ongoing events at the national and international levels can create uncertainty in the financial markets. Despite these economic uncertainties, we continue to follow our historically conservative procedures for lending and evaluating the provision and allowance for loan losses. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios.

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

Our Company is primarily a real estate lender in the markets we serve. As such, we are subject to declines in asset quality when real estate prices fall. The recession in the latter years of the last decade harshly impacted the real estate market in Florida. The economic conditions in virtually every asset class, particularly in our Florida markets, have improved in recent years. Our Arkansas markets’ economies remained relatively stable during and after the recession with no significant boom or bust.

The provision for loan losses represents management’s determination of the amount necessary to be charged against the current period’s earnings, to maintain the allowance for loan losses at a level that is considered adequate in relation to the estimated risk inherent in the loan portfolio.

Our 2017 earnings were significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. While the total impact of this hurricane on the Company’s financial condition and results of operations may not be known for some time, the Florida Keys appears to be currently operating at approximately 75% of its normal business activity. We included in 2017 earnings, certain charges, including the establishment of reserves, related to the hurricane. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, we have accrued $33.4 million of pre-tax hurricane expenses. The $33.4 million of hurricane expenses include the following items: $32.9 million to establish a storm-related provision for loan losses and a $556,000 charge related to direct damage expenses incurred through December 31, 2017. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. As of December 31, 2017, charge-offs of $2.2 million have been taken against the storm-related provision for loan losses. Additionally, as a result of Hurricane Irma, we offered customers located in the disaster area a 90-day deferment on outstanding loans. During the fourth quarter of 2017, customers with loan balances totaling approximately $211.7 million accepted the 90-day deferment. As of December 31, 2017, loan balances totaling approximately $63.6 million remained on the 90-day deferment.

There was $44.3 million, $18.6 million and $25.2 million provision loan losses for years ended December 31, 2017, 2016 and 2015, respectively. Excluding $32.9 million of additional provision for loan losses related to Hurricane Irma during 2017 and the reduced provision for loan losses as a result of a significant loan recovery during 2016, we experienced a $12.3 million decrease in the provision for loan losses during 2017 versus the 2016. This $12.3 million decrease is primarily a result of lower organic loan growth versus 2016.

We experienced a $6.6 million decrease in the provision for loan losses during 2016 versus 2015. This $6.6 million decrease is primarily a reflection of reduced provision for loan losses as a result of a significant loan recovery offset by lower organic loan growth versus the year ended 2015. We were able to reduce 2016 provision for loan losses as a result of a significant loan recovery from a borrower which was charged-off in 2010. We estimate the 2016 provision for loan losses was reduced by $4.5 million as a result of this loan recovery.

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

Non-Interest Income

Total non-interest income was $99.6 million in 2017, compared to $87.1 million in 2016 and $65.5 million in 2015. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the years ended December 31, 2017, 2016, and 2015, respectively, as well as changes for the years 2017 compared to 2016 and 2016 compared to 2015.

Table 6: Non-Interest Income

	Years Ended December 31,			2017 Change		2016 Change
	2017	2016	2015	from 2016		from 2015
	(Dollars in thousands)
Service charges on deposit accounts	$24,922	$25,049	$24,252	$(127)	(0.5)%	$797	3.3%
Other service charges and fees	36,127	30,200	26,186	5,927	19.6	4,014	15.3
Trust fees	1,678	1,457	2,381	221	15.2	(924)	(38.8)
Mortgage lending income	13,286	14,399	10,423	(1,113)	(7.7)	3,976	38.1
Insurance commissions	1,948	2,296	2,268	(348)	(15.2)	28	1.2
Increase in cash value of life insurance	1,989	1,412	1,199	577	40.9	213	17.8
Dividends from FHLB, FRB, Bankers’ bank & other	3,485	3,091	1,698	394	12.7	1,393	82.0
Gain on acquisitions	3,807	—	1,635	3,807	100.0	(1,635)	(100.0)
Gain on sale of SBA loans	738	1,088	541	(350)	(32.2)	547	101.1
Gain (loss) on sale of branches, equipment and other assets, net	(960)	700	(214)	(1,660)	(237.1)	914	427.1
Gain (loss) on OREO, net	1,025	(554)	(317)	1,579	285.0	(237)	74.8
Gain (loss) on securities, net	2,132	669	4	1,463	218.7	665	16,625.0
FDIC indemnification accretion/(amortization), net	—	(772)	(9,391)	772	(100.0)	8,619	(91.8)
Other income	9,459	8,016	4,833	1,443	18.0	3,183	65.9

Total non-interest income	$99,636	$87,051	$65,498	$12,585	14.5%	$21,553	32.9%

Non-interest income increased $12.6 million, or 14.5%, to $99.6 million for the year ended December 31, 2017 from $87.1 million for the same period in 2016. Non-interest income excluding gain on acquisitions increased $8.8 million, or 10.1%, to $95.8 million for the year ended December 31, 2017 from $87.1 million for the same period in 2016.

Excluding gain on acquisitions, the primary factors that resulted in the increase from December 31, 2016 to December 31, 2017 were changes related to other service charges and fees, mortgage lending, net loss on branches, equipment and other assets, net gain on OREO, net gain on securities, and amortization on our former FDIC indemnification asset and other income.

Additional details for the year ended December 31, 2017 on some of the more significant changes are as follows:

•	The $5.9 million increase in other service charges and fees is primarily from our 2017 acquisitions plus additional loan payoff fees generated by Centennial CFG and approximately $1.3 million of MasterCard incentive income received during 2017.

•	The $1.7 million decrease in gain (loss) on branches, equipment and other assets, net, is primarily related to net losses on eleven vacant properties from closed branches during 2017 combined with net gains on four vacant properties during 2016 plus a gain on the sale of a piece of software during the second quarter of 2016.

•	The $1.6 million increase in gain (loss) on OREO is primarily related to realizing gains on sale from OREO properties during 2017 versus the revaluation of seven OREO properties during 2016.

•	The $1.5 million increase in gain (loss) on securities, net, is a result of a strategic decision to recognize the gains on sales of investment securities when compared to the same period in 2016.

•	The $1.1 million decrease in mortgage lending income is primarily the result of lower organic loan growth versus 2016 combined with the effects of Hurricane Irma during September 2017 when compared to the same period in 2016. The disruption from the hurricane resulted in very little mortgage processing for nearly a two week period during the third quarter of 2017.

•	The $772,000 increase in FDIC indemnification accretion/amortization, net, is a result of the buy-out of the FDIC loss share portfolio during the third quarter of 2016.

•	Other income includes loan recoveries of $2.1 million on purchased loans and $3.0 million of investment brokerage fees.

Excluding gain on acquisitions, the primary factors that resulted in the increase from December 31, 2015 to December 31, 2016 were changes related to service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, dividends, gain (loss) on sale of branches, equipment and other assets, net, amortization on our FDIC indemnification asset and other income.

•	Additional details for the year ended December 31, 2016 on some of the more significant changes are as follows:

•	The $8.6 million increase in FDIC indemnification accretion/amortization, net, is primarily associated with the conclusion of the five-year covered loan loss-share agreements plus the termination of our loss share agreements during 2016.

•	The $4.0 million increase in other service charges and fees is primarily from our 2015 acquisitions plus additional loan payoff fees generated by Centennial CFG.

•	The $4.0 million increase in mortgage lending income is from the additional lending volume from our 2015 acquisitions combined with organic loan growth. We hired a mortgage lending president during 2014 to oversee this product offering. This additional management position is responsible for improved pricing and efficiencies which are ultimately generating more revenue from the organic growth.

•	The $1.4 million increase in dividends from FHLB, FRB, Bankers’ bank & other is primarily associated with additional dividends from the FHLB. We have been increasing our use of FHLB borrowings, which has caused us to increase our ownership in the FHLB stock, plus the FHLB has been increasing the rate on their cash dividend.

•	The $924,000 decrease in trust fees is primarily associated with $865,000 in 12B-1 trust fees during the second quarter of 2015, of which the Company anticipates only $77,000 will be received on a recurring basis.

•	The $914,000 increase in gain (loss) on sale of branches, equipment and other assets, net is primarily associated with a gain on the sale of our Clermont, Florida branch location and a gain on the sale of a piece of software for $738,000 and $102,000, respectively, offset by a $140,000 net loss on sale of vacant properties from closed branches during 2016.

•	The $797,000 increase in service charges on deposit accounts primarily results from an increase in overdraft fees from additional volume from our 2015 acquisitions and deposit growth.

•	Other income includes $561,000 of additional other income for an item previously charged-off plus loan recoveries of $591,000 on our former FDIC covered transactions, $244,000 on other purchased loans, $925,000 on other historical losses and $1.9 million of investment brokerage fees.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the years ended December 31, 2017, 2016, and 2015, as well as changes for the years ended 2017 compared to 2016 and 2016 compared to 2015.

Table 7: Non-Interest Expense

	Years Ended December 31,			2017 Change		2016 Change
	2017	2016	2015	from 2016		from 2015
	(Dollars in thousands)
Salaries and employee benefits	$119,369	$101,962	$87,512	$17,407	17.1%	$14,450	16.5%
Occupancy and equipment	30,611	26,129	25,967	4,482	17.2	162	0.6
Data processing expense	11,998	10,499	10,774	1,499	14.3	(275)	(2.6)
Other operating expenses:
Advertising	3,203	3,332	2,986	(129)	(3.9)	346	11.6
Merger and acquisition expenses	25,743	433	4,800	25,310	100.0	(4,367)	(91.0)
FDIC loss share buy-out expense	—	3,849	—	(3,849)	(100.0)	3,849	100.0
Amortization of intangibles	4,207	3,132	4,079	1,075	34.3	(947)	(23.2)
Electronic banking expense	6,662	5,742	5,166	920	16.0	576	11.1
Directors’ fees	1,259	1,150	1,071	109	9.5	79	7.4
Due from bank service charges	1,602	1,354	1,096	248	18.3	258	23.5
FDIC and state assessment	5,239	5,491	5,287	(252)	(4.6)	204	3.9
Insurance	2,512	2,193	2,542	319	14.5	(349)	(13.7)
Legal and accounting	2,993	2,206	2,028	787	35.7	178	8.8
Other professional fees	5,359	4,049	3,226	1,310	32.4	823	25.5
Operating supplies	1,978	1,758	1,880	220	12.5	(122)	(6.5)
Postage	1,184	1,084	1,196	100	9.2	(112)	(9.4)
Telephone	1,374	1,751	1,917	(377)	(21.5)	(166)	(8.7)
Other expense	14,915	15,641	16,028	(726)	(4.6)	(387)	(2.4)

Total non-interest expense	$240,208	$191,755	$177,555	$48,453	25.3%	$14,200	8.0%

Non-interest expense, excluding merger expenses, increased $23.1 million, or 12.1%, to $214.5 million for the year ended December 31, 2017, from $191.3 million for the same period in 2016. Non-interest expense, excluding merger expenses and FDIC loss share buy-out expense, was $187.5 million for the year ended December 31, 2016 compared to $172.8 million for the same period in 2015.

The change in non-interest expense for 2017 excluding merger expenses and FDIC loss share buy-out expense when compared to 2016 is primarily related to the completion of our acquisitions, the normal increased cost of doing business and Centennial CFG.

Centennial CFG incurred $18.6 million of non-interest expense during the year ended December 31, 2017, respectively, compared to $14.5 million of non-interest expense during the year ended December 31, 2016, respectively. While the cost of doing business in New York City and Los Angeles is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

During 2017, the Company recorded a $556,000 charge related to direct damage expenses from Hurricane Irma incurred through December 31, 2017. Of the $556,000, approximately $185,000 remained at December 31, 2017.

During 2017 and 2016, the Company had write-downs on vacant property from closed branches of approximately $47,000 and $2.3 million, respectively. These write-downs are included in other expense.

The change in non-interest expense for 2016 when compared to 2015 is primarily related to the completion of our 2015 acquisitions, the opening of the Centennial CFG loan production office during the second quarter of 2015, the termination of the FDIC loss share agreements, write-downs on vacant properties from closed branches and the normal increased cost of doing business.

Income Taxes

Income tax expense increased $30.5 million, or 28.9%, to $136.0 million for the year ended December 31, 2017, from $105.5 million for 2016. The income tax expense increased $25.2 million, or 31.4%, to $105.5 million for the year ended December 31, 2016, from $80.3 million for 2015. The effective tax rate for the years ended December 31, 2017, 2016 and 2015 were 50.17%, 37.33% and 36.75%, respectively.

In December 2017, President Trump signed into law the TCJA. As a result, the Company was required to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts, which resulted in a one-time write-down of $36.9 million. This resulted in a dilution to tangible book value of $0.21 per share as of December 31, 2017. The Company historically had a marginal tax rate of 39.225%. Beginning January 1, 2018, the Company will benefit from a marginal tax rate of 26.135%. The one-time write-down will result in an approximately eight month earn back for the dilution to tangible book value.

Excluding the $36.9 million one-time TCJA charge, the income tax expense decreased $6.4 million, or 6.1%, to $99.1 million for the year ended December 31, 2017, from $105.5 million for 2016. The primary cause of the decrease in taxes excluding the TCJA charge for the year ended December 31, 2017 when compared to the same period in 2016 is our lower pre-tax earnings at our marginal tax rate of 39.225% adjusted for the $3.8 million of non-taxable gain on acquisitions offset by approximately $1.5 million of non-deductible merger expenses during 2017.

The primary cause of the increase in taxes from 2015 to 2016 is the result of higher earnings at our historical marginal tax rate of 39.225%.

Financial Condition as of and for the Years Ended December 31, 2017 and 2016

Our total assets as of December 31, 2017 increased $4.64 billion to $14.45 billion from the $9.81 billion reported as of December 31, 2016. Our loan portfolio increased $2.94 billion to $10.33 billion as of December 31, 2017, from $7.39 billion as of December 31, 2016. This increase is primarily a result of our acquisitions since December 31, 2016. Stockholders’ equity increased $876.8 million to $2.20 billion as of December 31, 2017, compared to $1.33 billion as of December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $74.7 million increase in retained earnings offset by $3.8 million of comprehensive loss and the repurchase of $20.8 million of our common stock during 2017. The improvement in stockholders’ equity for 2017, excluding the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, was 4.3%.

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

Loan Portfolio

Our loan portfolio averaged $8.40 billion and $6.99 billion during the years ended December 31, 2017 and 2016, respectively. Loans receivable were $10.33 billion as of December 31, 2017 compared to $7.39 billion as of December 31, 2016, which is an increase of $2.94 billion, or 39.8%.

During 2017, the Company acquired $2.82 billion of loans, net of purchase accounting discounts. Excluding the $2.82 billion of acquired loans during 2017, loans receivable were $7.51 billion as of December 31, 2017 compared to $7.39 billion as of December 31, 2016, which is $125.2 million of organic loan growth, or 1.69% increase. Centennial CFG produced $295.5 million of net organic loan growth during 2017 while the legacy and Stonegate footprints experienced significant net payoffs during 2017, resulting in a net decline of $153.9 million and $16.5 million, respectively. Centennial CFG had total loans of $1.44 billion at December 31, 2017.

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

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.41 billion, $5.26 billion, $220.0 million and $1.44 billion as of December 31, 2017 in Arkansas, Florida, Alabama and Centennial CFG, respectively.

As of December 31, 2017, we had $485.0 million of construction/land development loans which were collateralized by land. This consisted of $239.3 million for raw land and $245.6 million for land with commercial and/or residential lots.

Table 8 presents our loans receivable balances by category as of December 31, 2017, 2016, 2015, 2014, and 2013.

Table 8: Loans Receivable

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,600,117	$3,153,121	$2,968,335	$2,081,869	$1,856,832
Construction/land development	1,700,491	1,135,843	944,787	740,085	611,055
Agricultural	82,229	77,736	75,027	73,154	82,850
Residential real estate loans:
Residential 1-4 family	1,970,311	1,356,136	1,190,279	1,051,299	1,011,735
Multifamily residential	441,303	340,926	430,256	258,839	223,610

Total real estate	8,794,451	6,063,762	5,608,684	4,205,246	3,786,082
Consumer	46,148	41,745	52,258	56,736	69,590
Commercial and industrial	1,297,397	1,123,213	850,587	678,775	517,273
Agricultural	49,815	74,673	67,109	48,833	37,129
Other	143,377	84,306	62,933	67,912	66,879

Total loans receivable	$10,331,188	$7,387,699	$6,641,571	$5,057,502	$4,476,953

As of December 31, 2017 and 2016 we had no covered loan balances. As of December 31, 2015, 2014 and 2013, we had covered loan balances of $62.2 million, $240.2 million and $282.5 million, respectively.

Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized (where defined) over a 15 to 25 year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of December 31, 2017, commercial real estate loans totaled $6.38 billion, or 61.8% of loans receivable, as compared to $4.37 billion, or 59.1% of loans receivable, as of December 31, 2016. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG franchises were $1.92 billion, $3.36 billion, $114.4 million and $995.7 million at December 31, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $1.69 billion of commercial real estate loans, as of acquisition date from our 2017 acquisitions.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 49.1% and 38.4% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of December 31, 2017 with the remaining 12.5% relating to condos and mobile homes. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to many factors including the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of December 31, 2017, residential real estate loans totaled $2.41 billion, or 23.3%, of loans receivable, compared to $1.70 billion, or 23.0% of loans receivable, as of December 31, 2016. Residential real estate loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $847.6 million, $1.31 billion, $75.0 million and $182.4 million at December 31, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $670.8 million of residential real estate loans, as of acquisition date from our 2017 acquisitions.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of December 31, 2017, consumer loans totaled $46.2 million, or 0.4% of loans receivable, compared to $41.8 million, or 0.6% of loans receivable, as of December 31, 2016. Consumer loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $22.8 million, $22.4 million, $947,000 and zero at December 31, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $12.7 million of consumer loans, as of acquisition date from our 2017 acquisitions.

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

As of December 31, 2017, commercial and industrial loans totaled $1.30 billion, or 12.6% of loans receivable, which is comparable to $1.12 billion, or 15.2% of loans receivable, as of December 31, 2016. Commercial and industrial loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $552.1 million, $454.5 million, $27.6 million and $263.2 million at December 31, 2017, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $339.0 million of commercial and industrial loans, as of acquisition date from our 2017 acquisitions.

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

As of December 31, 2017, agricultural loans totaled $49.8 million, or 0.5% of loans receivable, compared to the $74.7 million, or 1.0% of loans receivable as of December 31, 2016. Agricultural loans originated in our franchises in Arkansas, Florida, Alabama and Centennial CFG were $38.9 million, $10.8 million, $101,000 and zero at December 31, 2017, respectively.

Table 9 presents the distribution of the maturity of our total loans as of December 31, 2017. The table also presents the portion of our loans that have fixed interest rates and interest rates that fluctuate over the life of the loans based on changes in the interest rate environment.

The loans acquired during our acquisitions accrete interest income through accretion of the difference between the carrying amount of the loans and the expected cash flows. Increases in the credit quality or cash flows of loans (reflected as an adjustment to yield and accreted into income over the weighted-average life of the loans).

Table 9: Maturity of Loans

	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$764,149	$2,047,620	$1,788,348	$4,600,117
Construction/land development	631,733	893,857	174,901	1,700,491
Agricultural	21,393	36,251	24,585	82,229
Residential real estate loans
Residential 1-4 family	311,225	657,576	1,001,510	1,970,311
Multifamily residential	57,921	201,799	181,583	441,303

Total real estate	1,786,421	3,837,103	3,170,927	8,794,451
Consumer	15,784	25,866	4,498	46,148
Commercial and industrial	337,749	677,458	282,190	1,297,397
Agricultural	17,566	21,890	10,359	49,815
Other	3,312	25,627	114,438	143,377

Total loans receivable	$2,160,832	$4,587,944	$3,582,412	$10,331,188

Fixed interest rates	$1,094,559	$3,029,216	$853,553	$4,977,328
Floating interest rates	1,013,139	1,460,261	2,682,408	5,155,808
Purchased credit impaired loans	53,134	98,467	46,451	198,052

Total loans receivable	$2,160,832	$4,587,944	$3,582,412	$10,331,188

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

We have purchased loans with deteriorated credit quality in our December 31, 2017 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 10 below:

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

Table 10 sets forth information with respect to our non-performing assets as of December 31, 2017, 2016, 2015, 2014, and 2013. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 10: Non-performing Assets

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-accrual loans	$34,032	$47,182	$36,374	$24,691	$15,133
Loans past due 90 days or more (principal or interest payments)	10,665	15,942	27,137	37,364	58,983

Total non-performing loans	44,697	63,124	63,511	62,055	74,116

Other non-performing assets
Foreclosed assets held for sale, net	18,867	15,951	19,140	24,822	50,868
Other non-performing assets	3	3	38	189	391

Total other non-performing assets	18,870	15,954	19,178	25,011	51,259

Total non-performing assets	$63,567	$79,078	$82,689	$87,066	$125,375

Allowance for loan losses to non-performing loans	246.70%	126.74%	109.00%	88.65%	59.12%
Non-performing loans to total loans	0.43	0.85	0.96	1.23	1.66
Non-performing assets to total assets	0.44	0.81	0.89	1.18	1.84

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

Total non-performing loans were $44.7 million as of December 31, 2017, compared to $63.1 million as of December 31, 2016, for a decrease of $18.4 million. The $18.4 million decrease in non-performing loans is the result of a $13.0 million decrease in non-performing loans in our Arkansas franchise, a $5.7 million decrease in non-performing loans in our Florida franchise and a $273,000 increase in non-performing loans in our Alabama franchise. Non-performing loans at December 31, 2017 are $15.5 million, $28.2 million, $929,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG franchises, respectively. Our acquisition of Stonegate during 2017 increased our non-performing loans accruing past due 90 days or more by $5.4 million as of December 31, 2017.

Although the current state of the real estate market has improved, future fluctuations in the economy have the potential to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at December 31, 2017, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2017. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of December 31, 2017, we had $19.0 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 10. Our Florida market contains $13.1 million and our Arkansas market contains $5.9 million of these restructured loans.

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

The majority of the Bank’s loan modifications relate to commercial lending and involve reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At December 31, 2017, the amount of TDRs was $21.2 million, a decrease of 16.9% from $25.5 million at December 31, 2016. As of December 31, 2017 and 2016, 89.7% and 88.0%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $18.9 million as of December 31, 2017, compared to $16.0 million as of December 31, 2016 for an increase of $2.9 million. The foreclosed assets held for sale as of December 31, 2017 are comprised of $10.1 million of assets located in Arkansas, $8.1 million of assets located in Florida, $641,000 located in Alabama and zero from Centennial CFG. Our acquisition of Stonegate during 2017 increased our foreclosed assets held for sale by $2.8 million as of December 31, 2017.

As of December 31, 2017, we had three foreclosed properties with a carrying value greater than $1.0 million. The first property is a development property in Northwest Arkansas which was foreclosed in the first quarter of 2011. The carrying value was $2.0 million at December 31, 2017. We were able to sell approximately $382,000 of this property during January 2018. The second property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at December 31, 2017. The last property was a nonfarm non-residential property in Florida acquired from Stonegate with a carrying value of $1.8 million at December 31, 2017. The Company does not currently anticipate any additional losses on these properties. As of December 31, 2017, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 11 shows the summary of foreclosed assets held for sale as of December 31, 2017, 2016, 2015, 2014 and 2013.

Table 11: Total Foreclosed Assets Held For Sale

	As of December 31, 2017			As of December 31, 2016
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,766	$—	$9,766	$9,423	$—	$9,423
Construction/land development	5,920	—	5,920	4,009	—	4,009
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,654	—	2,654	2,076	—	2,076
Multifamily residential	527	—	527	443	—	443

Total foreclosed assets held for sale	$18,867	$—	$18,867	$15,951	$—	$15,951

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,787	$—	$9,787	$6,894	$3,935	$10,829
Construction/land development	5,286	—	5,286	6,189	2,847	9,036
Agricultural	—	—	—	—	3	3
Residential real estate loans
Residential 1-4 family	3,233	614	3,847	3,381	1,086	4,467
Multifamily residential	220	—	220	487	—	487

Total foreclosed assets held for sale	$18,526	$614	$19,140	$16,951	$7,871	$24,822

	As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,422	$9,677	$18,099
Construction/land development	17,675	5,517	23,192
Agricultural	—	651	651
Residential real estate loans
Residential 1-4 family	3,772	5,154	8,926

Total foreclosed assets held for sale	$29,869	$20,999	$50,868

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of December 31, 2017, average impaired loans were $87.2 million compared to $89.6 million as of December 31, 2016. As of December 31, 2017, impaired loans were $75.6 million compared to $93.1 million as of December 31, 2016, for a decrease of $17.5 million. This decrease is primarily associated with the $18.4 million decrease in non-performing loans since December 31, 2016. As of December 31, 2017, our Arkansas, Florida, Alabama and Centennial CFG franchises accounted for approximately $33.9 million, $40.8 million, $929,000 and zero of the impaired loans, respectively.

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

As of December 31, 2017 and 2016, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 12 shows the summary non-accrual loans as of December 31, 2017, 2016, 2015, 2014 and 2013:

Table 12: Total Non-Accrual Loans

	As of December 31, 2017			As of December 31, 2016
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,600	$—	$9,600	$17,988	$—	$17,988
Construction/land development	5,011	—	5,011	3,956	—	3,956
Agricultural	19	—	19	435	—	435
Residential real estate loans
Residential 1-4 family	14,437	—	14,437	20,311	—	20,311
Multifamily residential	153	—	153	262	—	262

Total real estate	29,220	—	29,220	42,952	—	42,952
Consumer	145	—	145	140	—	140
Commercial and industrial	4,584	—	4,584	3,155	—	3,155
Agricultural	54	—	54	—	—	—
Other	29	—	29	935	—	935

Total non-accrual loans	$34,032	$—	$34,032	$47,182	$—	$47,182

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$15,811	$—	$15,811	$8,901	$—	$8,901
Construction/land development	2,952	—	2,952	926	—	926
Agricultural	531	—	531	—	—	—
Residential real estate loans
Residential 1-4 family	12,574	—	12,574	11,949	—	11,949
Multifamily residential	870	—	870	1,344	—	1,344

Total real estate	32,738	—	32,738	23,120	—	23,120
Consumer	239	—	239	279	—	279
Commercial and industrial	2,363	—	2,363	1,108	—	1,108
Agricultural	—	—	—	—	—	—
Other	1,034	—	1,034	184	—	184

Total non-accrual loans	$36,374	$—	$36,374	$24,691	$—	$24,691

	As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,093	$—	$5,093
Construction/land development	1,080	—	1,080
Agricultural	89	—	89
Residential real estate loans
Residential 1-4 family	7,283	—	7,283
Multifamily residential	1	—	1

Total real estate	13,546	—	13,546
Consumer	124	—	124
Commercial and industrial	1,463	—	1,463
Agricultural	—	—	—
Other	—	—	—

Total non-accrual loans	$15,133	$—	$15,133

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $2.3 million for the year ended December 31, 2017, $2.4 million in 2016, and $1.8 million in 2015 would have been recorded. Interest income recognized on the non-accrual loans for the years ended December 31, 2017, 2016 and 2015 was considered immaterial.

Table 13 shows the summary of accruing past due loans 90 days or more as of December 31, 2017, 2016, 2015, 2014 and 2013:

Table 13: Total Loans Accruing Past Due 90 Days or More

	As of December 31, 2017			As of December 31, 2016
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$3,119	$—	$3,119	$9,530	$—	$9,530
Construction/land development	3,247	—	3,247	3,086	—	3,086
Agricultural	—	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	2,175	—	2,175	2,996	—	2,996
Multifamily residential	100	—	100	—	—	—

Total real estate	8,641	—	8,641	15,612	—	15,612
Consumer	26	—	26	21	—	21
Commercial and industrial	1,944	—	1,944	309	—	309
Agricultural and other	54	—	54	—	—	—

Total loans accruing past due 90 days or more	$10,665	$—	$10,665	$15,942	$—	$15,942

	As of December 31, 2015			As of December 31, 2014
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$9,247	$—	$9,247	$5,880	$9,029	$14,909
Construction/land development	4,176	—	4,176	734	4,376	5,110
Agricultural	30	—	30	34	72	106
Residential real estate loans		—
Residential 1-4 family	3,915	3,292	7,207	4,128	7,597	11,725
Multifamily residential	1	—	1	691	—	691

Total real estate	17,369	3,292	20,661	11,467	21,074	32,541
Consumer	46	—	46	579	—	579
Commercial and industrial	6,430	—	6,430	2,825	1,387	4,212
Other	—	—	—	—	32	32

Total loans accruing past due 90 days or more	$23,845	$3,292	$27,137	$14,871	$22,493	$37,364

	As of December 31, 2013
	Not Covered by Loss Share	Covered by FDIC Loss Share	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,914	$15,287	$23,201
Construction/land development	4,879	8,410	13,289
Agricultural	—	162	162
Residential real estate loans
Residential 1-4 family	6,492	10,177	16,669
Multifamily residential	1	357	358

Total real estate	19,286	34,393	53,679
Consumer	100	—	100
Commercial and industrial	3,755	825	4,580
Other	—	624	624

Total loans accruing past due 90 days or more	$23,141	$35,842	$58,983

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.43% and 0.85% as of December 31, 2017 and 2016, respectively. Our acquisition of Stonegate during 2017 increased our loans accruing past due 90 days or more by $5.4 million as of December 31, 2017.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $2.86 billion from $7.08 billion at December 31, 2016 to $9.94 billion at December 31, 2017. Our acquisition of Stonegate during 2017 increased our loans collectively evaluated by $2.32 billion as of December 31, 2017. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment decreased slightly from 1.08% at December 31, 2016 to 1.06% at December 31, 2017.

Charge-offs and Recoveries. Total charge-offs was $17.5 million for the years ended December 31, 2017 and 2016. Total recoveries decreased to $3.5 million for the year ended December 31, 2017, compared to $9.7 million for the same period in 2016.

The net loans charged off for the years ended December 31, 2017, 2016 and 2015 were $14.0 million, $7.8 million and $12.4 million. For the years ended December 31, 2017, 2016 and 2015, approximately $10.0 million, $6.6 million and $9.3 million, respectively, of the net charge-offs are from our Arkansas market. For the years ended December 31, 2017, 2016 and 2015, approximately $3.8 million, $1.3 million and $2.7 million, respectively, of the net charge-offs are from our Florida market. The remaining $215,000, $76,000 and $367,000 relates to net charge-offs, net recoveries and net charge-offs, respectively, on loans in our Alabama market for the years ended December 31, 2017, 2016 and 2015, respectively. There have been zero charge-offs for Centennial CFG since the franchise was formed in 2015.

While the 2017 charge-offs and recoveries consisted of many relationships, there were three individual relationships consisting of a charge-offs greater than $1.0 million. The combined impact of these charge-offs was $4.5 million at December 31, 2017.

While the 2016 charge-offs and recoveries consisted of many relationships, there were two individual relationships consisting of charge-offs greater than $1.0 million. The combined impact of these charge-offs was $4.0 million at December 31, 2016. During 2016, there was a substantial $5.3 million recovery from a large loan charge-off taken in 2010.

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

Table 14 shows the allowance for loan losses, charge-offs and recoveries for loans as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.

Table 14: Analysis of Allowance for Loan Losses

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of year	$80,002	$69,224	$55,011	$43,815	$50,632
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	3,622	3,586	4,878	4,376	7,480
Construction/land development	1,632	382	644	1,099	1,903
Agricultural	127	—	—	—	—
Residential real estate loans:
Residential 1-4 family	3,895	4,986	4,257	3,218	4,798
Multifamily residential	85	611	460	266	2,336

Total real estate	9,361	9,565	10,239	8,959	16,517
Consumer	198	220	567	355	926
Commercial and industrial	5,578	5,778	2,638	2,323	694
Agricultural	—	—	—	—	—
Other	2,334	1,938	2,508	2,440	1,374

Total loans charged off	17,471	17,501	15,952	14,077	19,511

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	1,042	857	762	279	2,083
Construction/land development	462	1,125	236	474	49
Agricultural	—	—	—	—	1
Residential real estate loans:
Residential 1-4 family	621	1,098	845	1,473	1,052
Multifamily residential	55	54	70	37	102

Total real estate	2,180	3,134	1,913	2,263	3,287
Consumer	119	209	61	246	145
Commercial and industrial	464	5,533	802	306	72
Agricultural	—	—	—	—	—
Other	722	795	766	913	556

Total recoveries	3,485	9,671	3,542	3,728	4,060

Net loans charged off (recovered)	13,986	7,830	12,410	10,349	15,451
Provision for loan losses	44,250	18,608	25,164	22,664	5,180
Increase in FDIC indemnification asset	—	—	1,459	(1,119)	3,454

Balance, end of year	$110,266	$80,002	$69,224	$55,011	$43,815

Net charge-offs (recoveries) to average loans receivable	0.17%	0.11%	0.22%	0.22%	0.51%
Allowance for loan losses to total loans	1.07	1.08	1.04	1.09	0.98
Allowance for loan losses to net charge-offs (recoveries)	788	1,022	558	532	284

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

The Company’s 2017 earnings were significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. While the total impact of this hurricane on Home BancShares’s financial condition and results of operations may not be known for some time, the Company has included in 2017 earnings, certain charges, including the establishment of reserves, related to the hurricane. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in loans receivable we have in the disaster area, the Company accrued $32.9 million during 2017 to establish a storm-related provision for loan losses. For the year ended December 31, 2017, there were $2.2 million in charge-offs taken against the $32.9 million storm-related provision for loan loss, which left the reserve balance at $30.7 million as of December 31, 2017.

The changes for the years ended December 31, 2017 and 2016 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 15 presents the allocation of allowance for loan losses as of December 31, 2017, 2016, 2015, 2014 and 2013.

Table 15: Allocation of Allowance for Loan Losses

	As of December 31,
	2017		2016		2015		2014		2013
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$42,893	44.5%	$27,695	42.7%	$26,330	44.7%	$17,770	41.2%	$15,685	41.5%
Construction/land development	20,343	16.4	11,522	15.4	10,782	14.3	8,548	14.6	7,989	13.6
Agricultural	1,046	0.8	493	1.1	468	1.1	387	1.5	254	1.8
Residential real estate loans:
Residential 1-4 family	21,370	19.1	14,397	18.3	12,552	17.9	11,061	20.8	8,149	22.6
Multifamily residential	3,136	4.3	2,120	4.6	2,266	6.5	3,545	5.1	2,852	5.0

Total real estate	88,788	85.1	56,227	82.1	52,398	84.5	41,311	83.1	34,929	84.5
Consumer	462	0.4	398	0.6	544	0.8	763	1.1	632	1.6
Commercial and industrial	15,292	12.6	12,756	15.2	9,324	12.8	5,965	13.4	2,068	11.6
Agricultural	2,692	0.5	3,790	1.0	4,463	1.0	5,035	1.0	1,931	0.8
Other	180	1.4	—	1.1	9	0.9	3	1.3	—	1.5
Unallocated	2,852	—	6,831	—	2,486	—	1,934	—	4,255	—

Total	$110,266	100.0%	$80,002	100.0%	$69,224	100.0%	$55,011	100.0%	$43,815	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 2.8 years as of December 31, 2017.

As of December 31, 2017 and 2016 we had $224.8 million and $284.2 million of held-to-maturity securities, respectively. Of the $224.8 million of held-to-maturity securities as of December 31, 2017, $5.8 million were invested in U.S. Government-sponsored enterprises, $73.6 million were invested in mortgage-backed securities and $145.4 million were invested in state and political subdivisions. Of the $284.2 million of held-to-maturity securities as of December 31, 2016, $6.6 million were invested in U.S. Government-sponsored enterprises, $107.8 million were invested in mortgage-backed securities and $169.7 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.66 billion and $1.07 billion as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, $971.4 million, or 58.4%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $579.5 million, or 54.0%, of our available-for-sale securities as of December 31, 2016. To reduce our income tax burden, $250.3 million, or 15.0%, of our available-for-sale securities portfolio as of December 31, 2017, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $216.5 million, or 20.2%, of our available-for-sale securities as of December 31, 2016. Also, we had approximately $406.3 million, or 24.4%, invested in obligations of U.S. Government-sponsored enterprises as of December 31, 2017, compared to $236.8 million, or 22.1%, of our available-for-sale securities as of December 31, 2016.

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

Table 16 presents the carrying value and fair value of investment securities as of December 31, 2017, 2016 and 2015.

Table 16: Investment Securities

	As of December 31, 2017				As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	481,981	538	(4,919)	477,600	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772	322,316	845	(2,342)	320,819
State and political subdivisions	247,292	3,783	(774)	250,301	215,209	3,471	(2,181)	216,499
Other securities	34,617	1,225	(302)	35,540	38,261	2,603	(659)	40,205

Total	$1,669,147	$6,777	$(12,407)	$1,663,517	$1,072,262	$9,108	$(8,450)	$1,072,920

Held-to-maturity
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	56,982	107	(402)	56,687	71,956	267	(301)	71,922
Commercial mortgage-backed securities	16,625	114	(40)	16,699	35,863	107	(133)	35,837
State and political subdivisions	145,358	3,031	(27)	148,362	169,720	3,100	(169)	172,651

Total	$224,756	$3,267	$(484)	$227,539	$284,176	$3,497	$(635)	$287,038

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(In thousands)
Available-for-sale
U.S. government-sponsored enterprises	$367,911	$1,875	$(1,246)	$368,540
Residential mortgage-backed securities	254,531	1,580	(1,356)	254,755
Commercial mortgage-backed securities	311,279	994	(1,713)	310,560
State and political subdivisions	211,546	7,723	(151)	219,118
Other securities	54,440	191	(1,024)	53,607

Total	$1,199,707	$12,363	$(5,490)	$1,206,580

Held-to-maturity
U.S. government-sponsored enterprises	$7,395	$37	$(17)	$7,415
Residential mortgage-backed securities	92,585	250	(282)	92,553
Commercial mortgage-backed securities	41,579	155	(42)	41,692
State and political subdivisions	167,483	4,870	(69)	172,284

Total	$309,042	$5,312	$(410)	$313,944

Table 17 reflects the amortized cost and estimated fair value of debt securities as of December 31, 2017, by contractual maturity and the weighted-average yields (for tax-exempt obligations on a fully taxable equivalent basis) of those securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

Table 17: Maturity Distribution of Investment Securities

	As of December 31, 2017
	1 Year or Less	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total Amortized Cost	Total Fair Value
	(Dollars in thousands)
Available-for-sale
U.S. Government-sponsored enterprises	$164,892	$180,138	$43,974	$18,383	$407,387	$406,304
Residential mortgage-backed securities	89,750	276,702	86,196	29,333	481,981	477,600
Commercial mortgage-backed securities	59,978	295,139	110,123	32,630	497,870	493,772
State and political subdivisions	42,777	153,018	38,564	12,933	247,292	250,301
Other securities	8,944	17,181	7,273	1,219	34,617	35,540

Total	$366,341	$922,178	$286,130	$94,498	$1,669,147	$1,663,517

Percentage of total amortized cost	21.9%	55.3%	17.1%	5.7%	100.0%

Weighted-average yield	2.4%	2.5%	2.7%	2.8%	2.5%

Held-to-maturity
U.S. Government-sponsored enterprises	$2,001	$2,736	$627	$427	$5,791	$5,791
Residential mortgage-backed securities	12,491	35,800	4,946	3,745	56,982	56,687
Commercial mortgage-backed securities	4,100	5,438	5,796	1,291	16,625	16,699
State and political subdivisions	53,772	45,291	1,053	45,242	145,358	148,362

Total	$72,364	$89,265	$12,422	$50,705	$224,756	$227,539

Percentage of total amortized cost	32.2%	39.7%	5.5%	22.6%	100.0%

Weighted-average yield	3.8%	3.3%	2.7%	5.8%	4.0%

Deposits

Our deposits averaged $8.27 billion for the year ended December 31, 2017, and $6.70 billion for 2016. Total deposits increased $3.45 billion, or 49.6%, to $10.39 billion as of December 31, 2017, from $6.94 billion as of December 31, 2016. Including the effects of the purchase accounting adjustments, we acquired approximately $2.97 billion of deposits, as of acquisition date from our 2017 acquisitions. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 18 reflects the classification of the brokered deposits as of December 31, 2017 and 2016.

Table 18: Brokered Deposits

	December 31, 2017	December 31, 2016
	(In thousands)
Time Deposits	$60,022	$70,028
CDARS	53,588	26,389
Insured Cash Sweep and Other Transaction Accounts	915,060	406,120

Total Brokered Deposits	$1,028,670	$502,537

The $526.1 million increase in our brokered deposits from December 31, 2016 to December 31, 2017 was primarily due to our 2017 acquisitions, of which approximately $378.3 million was related to Stonegate as of December 31, 2017.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2016, the Federal Funds target rate has increased 100 basis points and is currently at 1.50% to 1.25%.

Table 19 reflects the classification of the average deposits and the average rate paid on each deposit category which is in excess of 10 percent of average total deposits, for the years ended December 31, 2017, 2016, and 2015.

Table 19: Average Deposit Balances and Rates

	Years Ended December 31,
	2017		2016		2015
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,005,632	—%	$1,619,128	—%	$1,358,905	—%
Interest-bearing transaction accounts	4,265,529	0.53	3,252,416	0.27	2,789,346	0.22
Savings deposits	558,097	0.11	465,464	0.06	429,399	0.06
Time deposits:
$100,000 or more	961,371	0.86	868,839	0.58	780,815	0.53
Other time deposits	483,457	0.48	493,841	0.38	600,747	0.42

Total	$8,274,086	0.41%	$6,699,688	0.24%	$5,959,212	0.22%

Table 20 presents our maturities of large denomination time deposits as of December 31, 2017 and 2016.

Table 20: Maturities of Large Denomination Time Deposits ($100,000 or more)

	As of December 31,
	2017		2016
	Balance	Percent	Balance	Percent
	(Dollars in thousands)
Maturing
Three months or less	$134,117	13.4%	$162,422	19.3%
Over three months to six months	199,701	20.0	100,547	11.9
Over six months to 12 months	184,526	18.5	356,145	42.3
Over 12 months	479,999	48.1	223,767	26.5

Total	$998,343	100.0%	$842,881	100.0%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $26.5 million, or 21.8%, from $121.3 million as of December 31, 2016 to $147.8 million as of December 31, 2017.

FHLB Borrowings

Our FHLB borrowed funds were $1.30 billion and $1.31 billion at December 31, 2017 and 2016, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Including the effects of the purchase accounting adjustments, we acquired approximately $89.4 million of FHLB borrowed funds, as of acquisition date from our 2017 acquisitions. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $1.96 billion and $718.2 million as of December 31, 2017 and 2016, respectively. Maturities of borrowings as of December 31, 2017 include: 2018 – $984.3 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2022 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or we may have the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $368.0 million as of December 31, 2017. As of December 31, 2016, subordinated debentures consisted only of $60.8 million of guaranteed payments on trust preferred securities.

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

During 2017, we acquired $12.5 million in trust preferred securities with a fair value of $9.8 million from the Stonegate acquisition. The difference between the fair value purchased of $9.8 million and the $12.5 million face amount, will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

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

Stockholders’ Equity

Stockholders’ equity was $2.20 billion at December 31, 2017 compared to $1.33 billion at December 31, 2016. The increase in stockholders’ equity is primarily associated with the $77.5 million and $742.3 million of common stock issued to the GHI and Stonegate shareholders, respectively, plus the $74.7 million increase in retained earnings offset by $3.8 million of comprehensive loss and the repurchase of $20.8 million of our common stock during 2017. The improvement in stockholders’ equity for 2017 excluding the $819.8 million of common stock issued to both the GHI and Stonegate shareholders was 4.3%. As of December 31, 2017 and 2016, our equity to asset ratio was 15.25% and 13.53%, respectively. Book value per common share was $12.70 at December 31, 2017 compared to $9.45 at December 31, 2016. The acquisition of Stonegate added $2.45 per share to book value per common share as of December 31, 2017.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.4000, $0.3425 and $0.2750 per share for the years ended December 31, 2017, 2016 and 2015, respectively. The common stock dividend payout ratio for the year ended December 31, 2017, 2016 and 2015 was 44.69%, 27.15% and 27.19%, respectively.

Stock Repurchase Program. On January 20, 2017, our Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of our common stock under our previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During 2017, we utilized a portion of this stock repurchase program. We repurchased a total of 857,800 shares with a weighted-average stock price of $24.29 per share during 2017. Shares repurchased to date under the program total 4,524,864 shares. The remaining balance available for repurchase is 5,227,136 shares at December 31, 2017. Additionally, on February 21, 2018, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of Company’s common stock under this repurchase program.

Liquidity and Capital Adequacy Requirements

Parent Company Liquidity. The primary sources for payment of our operating expenses, and dividends are current cash on hand ($44.0 million as of December 31, 2017), dividends received from our bank subsidiary and a $20.0 million unfunded line of credit with another financial institution.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of December 31, 2017 and 2016, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 21 presents our risk-based capital ratios as of December 31, 2017 and 2016.

Table 21: Risk-Based Capital

	As of December 31, 2017	As of December 31, 2016
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,204,291	$1,327,490
Goodwill and core deposit intangibles, net	(966,890)	(388,336)
Unrealized (gain) loss on available-for-sale securities	3,421	(400)
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,240,822	938,754
Qualifying trust preferred securities	70,698	59,000

Total Tier 1 capital	1,311,520	997,754

Tier 2 capital
Qualifying subordinated notes	297,332	—
Qualifying allowance for loan losses	110,266	80,002

Total Tier 2 capital	407,598	80,002

Total risk-based capital	$1,719,118	$1,077,756

Average total assets for leverage ratio	$13,147,046	$9,388,812

Risk weighted assets	$11,424,963	$8,308,468

Ratios at end of period
Common equity Tier 1 capital	10.86%	11.30%
Leverage ratio	9.98	10.63
Tier 1 risk-based capital	11.48	12.01
Total risk-based capital	15.05	12.97
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	5.75%	5.125%
Leverage ratio	4.00	4.000
Tier 1 risk-based capital	7.25	6.625
Total risk-based capital	9.25	8.625
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Table 22 presents actual capital amounts and ratios as of December 31, 2017 and 2016, for our bank subsidiary and us.

Table 22: Capital and Ratios

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2017
Common equity Tier 1 capital ratios:
Home BancShares	$1,240,822	10.86%	$656,973	5.750%	$799,793	7.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	656,243	5.750	798,905	7.00		741,840	6.50
Leverage ratios:
Home BancShares	$1,311,520	9.98%	$525,659	4.000%	$525,659	4.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	11.76	526,004	4.000	526,004	4.00		657,505	5.00
Tier 1 capital ratios:
Home BancShares	$1,311,520	11.48%	$828,268	7.250%	$971,073	8.50%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	827,437	7.250	970,098	8.50		913,034	8.00
Total risk-based capital ratios:
Home BancShares	$1,719,118	15.05%	$1,056,601	9.250%	$1,199,385	10.50%	$	N/A	N/A	%
Centennial Bank	1,656,717	14.52	1,055,415	9.250	1,198,039	10.50		1,140,990	10.00
As of December 31, 2016
Common equity Tier 1 capital ratios:
Home BancShares	$938,754	11.30%	$425,762	5.125%	$581,529	7.00%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	424,882	5.125	580,326	7.00		538,875	6.50
Leverage ratios:
Home BancShares	$997,754	10.63%	$375,448	4.000%	$375,448	4.00%	$	N/A	N/A	%
Centennial Bank	920,232	9.81	375,222	4.000	375,222	4.00		469,028	5.00
Tier 1 capital ratios:
Home BancShares	$997,754	12.01%	$550,385	6.625%	$706,154	8.50%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	549,238	6.625	704,682	8.50		663,230	8.00
Total risk-based capital ratios:
Home BancShares	$1,077,756	12.97%	$716,704	8.625%	$872,509	10.50%	$	N/A	N/A	%
Centennial Bank	1,000,234	12.07	714,749	8.625	870,129	10.50		828,694	10.00

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

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Company had total outstanding letters of credit amounting to $70.5 million and $41.1 million at December 31, 2017 and 2016, respectively, with maturities ranging from currently due to four years.

Table 23 presents the funding requirements of our most significant financial commitments, excluding interest, as of December 31, 2017.

Table 23: Funding Requirements of Financial Commitments

	Payments Due by Period
	Less than One Year	One- Three Years	Three- Five Years	Greater than Five Years	Total
	(In thousands)
Operating lease obligations	$8,543	$14,978	$9,867	$28,799	$62,187
FHLB advances by contractual maturity	984,279	289,498	—	25,411	1,299,188
Subordinated debentures	—	—	—	368,031	368,031
Loan commitments	39,249	897,236	748,495	693,140	2,378,120
Letters of credit	56,372	13,512	531	38	70,453

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, due to the application of purchase accounting from our significant number of historical acquisitions, we believe certain non-GAAP measures and ratios that exclude the impact of these items are useful to the investors and users of our financial statements to evaluate our performance, including net interest margin and efficiency ratio.

Because of our significant number of historical acquisitions, our net interest margin was impacted by accretion and amortization of the fair value adjustments recorded in purchase accounting. The accretion and amortization affect certain operating ratios as we accrete loan discounts to interest income and amortize premiums and discounts on time deposits to interest expense.

We believe these non-GAAP measures and ratios, when taken together with the corresponding GAAP measures and ratios, provide meaningful supplemental information regarding our performance. We believe investors benefit from referring to these non-GAAP measures and ratios in assessing our operating results and related trends, and when planning and forecasting future periods. However, these non-GAAP measures and ratios should be considered in addition to, and not as a substitute for or preferable to, ratios prepared in accordance with GAAP. In Tables 24 through 26 below, we have provided a reconciliation of, where applicable, the most comparable GAAP financial measures and ratios to the non-GAAP financial measures and ratios, or a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated:

Table 24: Average Yield on Loans

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest income on loans receivable – FTE	$479,601	$404,137	$344,885
Purchase accounting accretion	35,257	41,070	46,509

Non-GAAP interest income on loans receivable – FTE	$444,344	$363,067	$298,376

Average loans	$8,403,154	$6,986,759	$5,732,315
Average purchase accounting loan discounts (1)	120,160	127,210	177,389

Average loans (non-GAAP)	$8,523,314	$7,113,969	$5,909,704

Average yield on loans (reported)	5.71%	5.78%	6.02%
Average contractual yield on loans (non-GAAP)	5.21	5.10	5.05

(1)	Balance includes $146.6 million, $100.1 million and $149.4 million of discount for credit losses on purchased loans as of December 31, 2017, 2016 and 2015, respectively.

Table 25: Average Cost of Deposits

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest expense on deposits	$33,777	$15,926	$12,971
Amortization of time deposit (premiums)/discounts, net	459	1,273	1,101

Non-GAAP interest expense on deposits	$34,236	$17,199	$14,072

Average interest-bearing deposits	$6,268,454	$5,080,560	$4,600,307
Average unamortized CD (premium)/discount, net	(733)	(930)	(1,276)

Average interest-bearing deposits (non-GAAP)	$6,267,721	$5,079,630	$4,599,031

Average cost of deposits (reported)	0.54%	0.31%	0.28%
Average contractual cost of deposits (non-GAAP)	0.55	0.34	0.31

Table 26: Net Interest Margin

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net interest income – FTE	$463,761	$413,882	$363,422
Total purchase accounting accretion	35,716	42,343	47,610

Non-GAAP net interest income – FTE	$428,045	$371,539	$315,812

Average interest-earning assets	$10,278,942	$8,604,291	$7,296,757
Average purchase accounting loan discounts(1)	120,160	127,210	177,389

Average interest-earning assets (non-GAAP)	$10,399,102	$8,731,501	$7,474,146

Net interest margin (reported)	4.51%	4.81%	4.98%
Net interest margin (non-GAAP)	4.12	4.26	4.23

(1)	Balance includes $146.6 million, $100.1 million and $149.4 million of discount for credit losses on purchased loans as of December 31, 2017, 2016 and 2015, respectively.

In tables 27 through 32 below, we have provided non-GAAP reconciliations of, earnings excluding non-fundamental items and diluted earnings per share excluding non-fundamental items as well as the non-GAAP computations of tangible book value per share, return on average assets excluding intangible amortization, return on average tangible equity excluding intangible amortization, tangible equity to tangible assets and the core efficiency ratio. The non-fundamental items used in these calculations are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

In Table 27 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 27: Earnings Excluding Non-Fundamental Items

	2017	2016	2015
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$135,083	$177,146	$138,199
Non-fundamental items:
Gain on acquisitions	(3,807)	—	(1,635)
Merger expenses	25,743	433	4,800
FDIC loss share buy-out	—	3,849	—
Reduced provision for loan losses as a result of a significant loan recovery	—	(4,457)	—
Hurricane expenses (1)	33,445	—	—
Effect of tax rate change	36,935	—	—

Total non-fundamental items	92,316	(175)	3,165
Tax-effect of non-fundamental items (2)	22,626	(69)	1,241

Non-fundamental items after-tax (B)	69,690	(106)	1,924

Earnings excluding non-fundamental items (C)	$204,773	$177,040	$140,123

Average diluted shares outstanding (D)	151,528	140,713	137,130
GAAP diluted earnings per share: A/D	$0.89	$1.26	$1.01
Non-fundamental items after-tax: B/D	0.46	—	0.01

Diluted earnings per common share excluding non-fundamental items: C/D	$1.35	$1.26	$1.02

(1)	Hurricane expenses includes $32,889 of provision for loan losses and $556 of damage expense related to Hurricane Irma.
(2)	Effective tax rate of 39.225%, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs.

We had $977.3 million, $396.3 million, and $399.4 million total goodwill, core deposit intangibles and other intangible assets as of December 31, 2017, 2016 and 2015, respectively. Because of our level of intangible assets and related amortization expenses, management believes diluted earnings per common share excluding intangible amortization, tangible book value per common share, return on average assets excluding intangible amortization, return on average tangible common equity excluding intangible amortization and tangible common equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per common share, book value, return on average assets, return on average common equity, and common equity to assets, are presented in Tables 28 through 31, respectively.

Table 28: Tangible Book Value Per Share

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Book value per share: A/B	$12.70	$9.45	$8.55
Tangible book value per share: (A-C-D)/B	7.07	6.63	5.71

(A) Total equity	$2,204,291	$1,327,490	$1,199,757
(B) Shares outstanding	173,633	140,472	140,241
(C) Goodwill	$927,949	$377,983	$377,983
(D) Core deposit and other intangibles	49,351	18,311	21,443

Table 29: Return on Average Assets Excluding Intangible Amortization

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Return on average assets: A/D	1.17%	1.85%	1.68%
Return on average assets excluding intangible amortization: B/(D-E)	1.26	1.95	1.79
Return on average assets excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery, hurricane expenses & effect of tax rate change: (A+C)/D	1.78	1.85	1.71
(A) Net income	$135,083	$177,146	$138,199
Intangible amortization after-tax	2,557	1,903	2,479

(B) Earnings excluding intangible amortization	$137,640	$179,049	$140,678

(C) Non-fundamental items after-tax	$69,690	$(106)	$1,924
(D) Average assets	11,499,105	9,568,853	8,210,982
(E) Average goodwill, core deposits and other intangible assets	576,258	397,809	356,385

Table 30: Return on Average Tangible Equity Excluding Intangible Amortization

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Return on average equity: A/C	8.23%	14.08%	12.77%
Return on average tangible equity excluding intangible amortization: B/(D-E)	12.92	20.82	19.37
Return on average equity excluding gain on acquisitions, merger expenses, FDIC loss share buy-out expense, reduced provision for loan losses as a result of a significant loan recovery, hurricane expenses & effect of tax rate change: (A+C)/D	12.48	14.07	12.94

(A) Net income	$135,083	$177,146	$138,199
(B) Earnings excluding intangible amortization	137,640	179,049	140,678
(C) Non-fundamental items after-tax	69,690	(106)	1,924
(D) Average equity	1,641,278	1,257,926	1,082,585
(E) Average goodwill, core deposits and other intangible assets	576,258	397,809	356,385

Table 31: Tangible Equity to Tangible Assets

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Equity to assets: B/A	15.25%	13.53%	12.92%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.11	9.89	9.00

(A) Total assets	$14,449,760	$9,808,465	$9,289,122
(B) Total equity	2,204,291	1,327,490	1,199,757
(C) Goodwill	927,949	377,983	377,983
(D) Core deposit and other intangibles	49,351	18,311	21,443

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The core efficiency ratio is a meaningful non-GAAP measure for management, as it excludes non-core items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding non-core items such as merger expenses and/or gains and losses. In Table 32 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 32: Core Efficiency Ratio

	Years Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net interest income (A)	$455,905	$405,958	$355,712
Non-interest income (B)	99,636	87,051	65,498
Non-interest expense (C)	240,208	191,755	177,555
FTE Adjustment (D)	7,856	7,924	7,710
Amortization of intangibles (E)	4,207	3,132	4,079

Non-core items:
Non-interest income:
Gain on acquisitions	$3,807	$—	$1,635
Gain (loss) on OREO, net	1,025	(554)	(317)
Gain (loss) on SBA loans	738	1,088	541
Gain (loss) on branches, equipment and other assets, net	(960)	700	(214)
Gain (loss) on securities, net	2,132	669	4
Other income(1)	—	925	—

Total non-core non-interest income (F)	$6,742	$2,828	$1,649

Non-interest expense:
Merger expenses	$25,743	$433	$4,800
FDIC loss share buy-out	—	3,849	—
Hurricane damage expense	556	—	—
Other expense(2)	47	2,283	—

Total non-core non-interest expense (G)	$26,346	$6,565	$4,800

Efficiency ratio (reported): ((C-E)/(A+B+D))	41.89%	37.65%	40.44%
Core efficiency ratio (non-GAAP): ((C-E-G)/(A+B+D-F))	37.66	36.55	39.48

(1)	Amount includes recoveries on historical losses.
(2)	Amount includes vacant properties write-downs.

Table 33 presents selected unaudited quarterly financial information for 2017 and 2016.

Table 33: Quarterly Results

	2017 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$114,494	$122,863	$123,913	$158,981	$520,251
Total interest expense	9,679	15,511	17,144	22,012	64,346

Net interest income	104,815	107,352	106,769	136,969	455,905
Provision for loan losses	3,914	387	35,023	4,926	44,250

Net interest income after provision for loan losses	100,901	106,965	71,746	132,043	411,655
Total non-interest income	26,470	24,417	21,457	27,292	99,636
Total non-interest expense	55,141	51,003	70,846	63,218	240,208

Income before income taxes	72,230	80,379	22,357	96,117	271,083
Income tax expense	25,374	30,282	7,536	72,808	136,000

Net income	$46,856	$50,097	$14,821	$23,309	$135,083

Per share data:
Basic earnings per common share	$0.33	$0.35	$0.10	$0.13	$0.90
Diluted earnings per common share	0.33	0.35	0.10	0.13	0.89

	2016 Quarters
	First	Second	Third	Fourth	Total
	(In thousands, except per share data)
Income statement data:
Total interest income	$105,284	$108,490	$111,375	$111,388	$436,537
Total interest expense	7,227	7,449	7,722	8,181	30,579

Net interest income	98,057	101,041	103,653	103,207	405,958
Provision for loan losses	5,677	5,692	5,536	1,703	18,608

Net interest income after provision for loan losses	92,380	95,349	98,117	101,504	387,350
Total non-interest income	19,437	21,772	22,014	23,828	87,051
Total non-interest expense	45,648	47,587	51,026	47,494	191,755

Income before income taxes	66,169	69,534	69,105	77,838	282,646
Income tax expense	24,742	26,025	25,485	29,248	105,500

Net income	$41,427	$43,509	$43,620	$48,590	$177,146

Per share data:
Basic earnings per common share	$0.30	$0.31	$0.31	$0.35	$1.26
Diluted earnings per common share	0.29	0.31	0.31	0.35	1.26

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of December 31, 2017, our cash and cash equivalents were $635.9 million, or 4.4% of total assets, compared to $216.6 million, or 2.2% of total assets, as of December 31, 2016. Our available-for-sale investment securities and federal funds sold were $1.69 billion and $1.07 billion as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, our investment portfolio was comprised of approximately 76.6% or $1.45 billion of securities which mature in less than five years. As of December 31, 2017 and 2016, $1.18 billion and $1.07 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of December 31, 2017, our total deposits were $10.39 billion, or 71.9% of total assets, compared to $6.94 billion, or 70.8% of total assets, as of December 31, 2016. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with two other financial institutions.

As of December 31, 2017 and 2016, we could have borrowed up to $106.4 million and $104.6 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.30 billion and $1.31 billion at December 31, 2017 and 2016, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $1.96 billion and $718.2 million as of December 31, 2017 and 2016, respectively.

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

For purposes of determining our liquidity position, we use the primary liquidity ratio; a measure of liquidity calculated as the excess Federal Reserve Bank balances plus federal funds sold plus unpledged securities divided by total liabilities. We also use the alternative liquidity ratio which is calculated as cash and due from banks plus federal funds sold plus unpledged securities divided by total liabilities. Our primary liquidity ratio and alternative liquidity ratio were 8.64% and 11.19%, respectively, as of December 31, 2017. Management believes our current liquidity position is adequate to meet foreseeable liquidity requirements.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At December 31, 2017, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 34 presents our sensitivity to net interest income as of December 31, 2017.

Table 34: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	14.29%
Up 100 basis points	6.92
Down 100 basis points	(8.35)
Down 200 basis points	(14.32)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of December 31, 2017, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 9.1%.

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

Table 35 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of December 31, 2017.

Table 35: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$469,018	$—	$—	$—	$—	$—	$—	$469,018
Federal funds sold	24,109	—	—	—	—	—	—	24,109
Investment securities	282,442	85,037	67,306	158,681	211,180	431,505	652,122	1,888,273
Loans receivable	4,162,419	533,191	634,365	1,144,891	1,363,462	2,131,253	361,607	10,331,188

Total earning assets	4,937,988	618,228	701,671	1,303,572	1,574,642	2,562,758	1,013,729	12,712,588

Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$1,109,280	$546,748	$820,123	$1,640,245	$811,588	$580,421	$968,414	$6,476,819
Time deposits	176,901	194,764	339,928	355,143	337,453	120,263	1,979	1,526,431
Securities sold under repurchase agreements	147,789	—	—	—	—	—	—	147,789
FHLB borrowed funds	655,022	204,026	15,030	135,252	143,067	146,791	—	1,299,188
Subordinated debentures	70,698	—	—	—	—	297,333	—	368,031

Total interest-bearing liabilities	2,159,690	945,538	1,175,081	2,130,640	1,292,108	1,144,808	970,393	9,818,258

Interest rate sensitivity gap	$2,778,298	$(327,310)	$(473,410)	$(827,068)	$282,534	$1,417,950	$43,336	$2,894,330

Cumulative interest rate sensitivity gap	$2,778,298	$2,450,988	$1,977,578	$1,150,510	$1,433,044	$2,850,994	$2,894,330
Cumulative rate sensitive assets to rate sensitive liabilities	228.6%	178.9%	146.2%	117.9%	118.6%	132.2%	129.5%
Cumulative gap as a % of total earning assets	21.9%	19.3%	15.6%	9.1%	11.3%	22.4%	22.8%

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As permitted by SEC guidance, management excluded from its assessment the operations of the Stonegate acquisition made during 2017, which is described in Note 2 of the Consolidated Financial Statements. The total assets of the entity acquired in this acquisition represented approximately 20.7% of the Company’s total consolidated assets as of December 31, 2017. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective based on the specified criteria.

BKD, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, is included herein.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Home BancShares, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP

We have served as the Company’s auditor since 2005.

Little Rock, Arkansas

February 27, 2018

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Opinion on the Internal Control Over Financial Reporting

We have audited Home BancShares, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated February 27, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

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

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As permitted, the Company excluded the operations of the acquisition of Stonegate Bank (Stonegate) acquired during 2017, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, Stonegate has also been excluded from the scope of our audit of internal control over financial reporting.

/s/ BKD, LLP

Little Rock, Arkansas

February 27, 2018

Home BancShares, Inc.

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2017	2016
Assets
Cash and due from banks	$166,915	$123,758
Interest-bearing deposits with other banks	469,018	92,891

Cash and cash equivalents	635,933	216,649
Federal funds sold	24,109	1,550
Investment securities – available-for-sale	1,663,517	1,072,920
Investment securities – held-to-maturity	224,756	284,176
Loans receivable	10,331,188	7,387,699
Allowance for loan losses	(110,266)	(80,002)

Loans receivable, net	10,220,922	7,307,697
Bank premises and equipment, net	237,439	205,301
Foreclosed assets held for sale	18,867	15,951
Cash value of life insurance	146,866	86,491
Accrued interest receivable	45,708	30,838
Deferred tax asset, net	76,564	61,298
Goodwill	927,949	377,983
Core deposit and other intangibles	49,351	18,311
Other assets	177,779	129,300

Total assets	$14,449,760	$9,808,465

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,385,252	$1,695,184
Savings and interest-bearing transaction accounts	6,476,819	3,963,241
Time deposits	1,526,431	1,284,002

Total deposits	10,388,502	6,942,427
Securities sold under agreements to repurchase	147,789	121,290
FHLB and other borrowed funds	1,299,188	1,305,198
Accrued interest payable and other liabilities	41,959	51,234
Subordinated debentures	368,031	60,826

Total liabilities	12,245,469	8,480,975

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2017 and 2016; shares issued and outstanding 173,632,983 in 2017 and 140,472,205 in 2016	1,736	1,405
Capital surplus	1,675,318	869,737
Retained earnings	530,658	455,948
Accumulated other comprehensive (loss) income	(3,421)	400

Total stockholders’ equity	2,204,291	1,327,490

Total liabilities and stockholders’ equity	$14,449,760	$9,808,465

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Income

	Year Ended December 31,
(In thousands, except per share data)	2017	2016	2015
Interest income:
Loans	$479,189	$403,394	$344,290
Investment securities
Taxable	26,776	21,246	21,695
Tax-exempt	11,967	11,417	11,194
Deposits – other banks	2,309	471	233
Federal funds sold	10	9	24

Total interest income	520,251	436,537	377,436

Interest expense:
Interest on deposits	33,777	15,926	12,971
Federal funds purchased	1	2	4
FHLB and other borrowed funds	14,513	12,484	6,774
Securities sold under agreements to repurchase	918	574	621
Subordinated debentures	15,137	1,593	1,354

Total interest expense	64,346	30,579	21,724

Net interest income	455,905	405,958	355,712
Provision for loan losses	44,250	18,608	25,164

Net interest income after provision for loan losses	411,655	387,350	330,548

Non-interest income:
Service charges on deposit accounts	24,922	25,049	24,252
Other service charges and fees	36,127	30,200	26,186
Trust fees	1,678	1,457	2,381
Mortgage lending income	13,286	14,399	10,423
Insurance commissions	1,948	2,296	2,268
Increase in cash value of life insurance	1,989	1,412	1,199
Dividends from FHLB, FRB, Bankers’ bank & other	3,485	3,091	1,698
Gain on acquisitions	3,807	—	1,635
Gain on sale of SBA loans	738	1,088	541
Gain (loss) on sale of branches, equipment and other assets, net	(960)	700	(214)
Gain (loss) on OREO, net	1,025	(554)	(317)
Gain (loss) on securities, net	2,132	669	4
FDIC indemnification accretion/(amortization), net	—	(772)	(9,391)
Other income	9,459	8,016	4,833

Total non-interest income	99,636	87,051	65,498

Non-interest expense:
Salaries and employee benefits	119,369	101,962	87,512
Occupancy and equipment	30,611	26,129	25,967
Data processing expense	11,998	10,499	10,774
Other operating expenses	78,230	53,165	53,302

Total non-interest expense	240,208	191,755	177,555

Income before income taxes	271,083	282,646	218,491
Income tax expense	136,000	105,500	80,292

Net income	$135,083	$177,146	$138,199

Basic earnings per common share	$0.90	$1.26	$1.01

Diluted earnings per common share	$0.89	$1.26	$1.01

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net income available to all stockholders	$135,083	$177,146	$138,199
Net unrealized gain (loss) on available-for-sale securities	(3,419)	(5,546)	(4,656)
Less: reclassification adjustment for realized (gains) losses included in income	(2,132)	(669)	(4)
Effect of tax rate change on unrealized gain (loss) on available-for-sale securities	(737)	—	—

Other comprehensive income (loss), before tax effect	(6,288)	(6,215)	(4,660)
Tax effect on other comprehensive (loss) income	2,467	2,438	1,828

Other comprehensive income (loss)	(3,821)	(3,777)	(2,832)

Comprehensive income	$131,262	$173,369	$135,367

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017, 2016 and 2015

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2015	$676	$781,328	$226,279	$7,009	$1,015,292
Comprehensive income:
Net income	—	—	138,199	—	138,199
Other comprehensive income (loss)	—	—	—	(2,832)	(2,832)
Net issuance of 409,072 shares of common stock from exercise of stock options	2	387	—	—	389
Issuance of 4,159,708 shares of common stock from acquisition of FBBI, net of issuance costs of approximately $60	21	83,753	—	—	83,774
Repurchase of 134,664 shares of common stock	(1)	(2,014)	—	—	(2,015)
Tax benefit from stock options exercised	—	605	—	—	605
Share-based compensation net issuance of 665,668 shares of restricted common stock	3	3,922	—	—	3,925
Cash dividends - Common Stock, $0.2750 per share	—	—	(37,580)	—	(37,580)

Balances at December 31, 2015	701	867,981	326,898	4,177	1,199,757
Comprehensive income:
Net income	—	—	177,146	—	177,146
Other comprehensive income (loss)	—	—	—	(3,777)	(3,777)
Net issuance of 492,739 shares of common stock from exercise of stock options plus issuance of 10,000 bonus shares of unrestricted common stock	3	1,492	—	—	1,495
Issuance of common stock – 2-for-1 stock split	702	(702)	—	—	—
Repurchase of 510,608 shares of common stock	(3)	(9,814)	—	—	(9,817)
Tax benefit from stock options exercised	—	4,154	—	—	4,154
Share-based compensation net issuance of 243,734 shares of restricted common stock	2	6,626	—	—	6,628
Cash dividends – Common Stock, $0.3425 per share	—	—	(48,096)	—	(48,096)

Balances at December 31, 2016	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	135,083	—	135,083
Other comprehensive income (loss)	—	—	—	(3,821)	(3,821)
Net issuance of 185,116 shares of common stock from exercise of stock options	2	1,080	—	—	1,082
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 857,800 shares of common stock	(9)	(20,816)	—	—	(20,825)
Share-based compensation net issuance of 231,766 shares of restricted common stock	2	6,703	—	—	6,705
Cash dividends – Common Stock, $0.4000 per share	—	—	(60,373)	—	(60,373)

Balances at December 31, 2017	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291

See accompanying notes.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2017	2016	2015
Operating Activities
Net income	$135,083	$177,146	$138,199
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	11,995	10,644	10,296
Amortization/(accretion)	17,638	15,495	21,783
Share-based compensation	6,705	6,628	3,925
Tax benefits from stock options exercised	—	(4,154)	(605)
(Gain) loss on assets	(4,223)	1,978	(6)
Gain on acquisitions	(3,807)	—	(1,635)
Provision for loan losses	44,250	18,608	25,164
Deferred income tax effect	34,084	12,705	7,168
Increase in cash value of life insurance	(1,989)	(1,412)	(1,199)
Originations of mortgage loans held for sale	(333,558)	(354,481)	(280,858)
Proceeds from sales of mortgage loans held for sale	345,501	337,128	272,107
Changes in assets and liabilities:
Accrued interest receivable	(6,451)	(1,706)	(3,615)
Indemnification and other assets	(37,285)	(11,520)	(10,312)
Accrued interest payable and other liabilities	(31,033)	10,985	24,651

Net cash provided by (used in) operating activities	176,910	218,044	205,063

Investing Activities
Net (increase) decrease in federal funds sold	(21,044)	—	(1,300)
Net (increase) decrease in loans, excluding loans acquired	(172,935)	(764,665)	(874,092)
Purchases of investment securities – available-for-sale	(692,482)	(253,458)	(382,631)
Proceeds from maturities of investment securities – available-for-sale	184,280	284,392	290,506
Proceeds from sale of investment securities – available-for-sale	32,732	87,157	4,034
Purchases of investment securities – held-to-maturity	(281)	(25,933)	(6,563)
Proceeds from maturities of investment securities – held-to-maturity	58,162	49,231	52,127
Proceeds from qualified sale of investment securities – held-to-maturity	491	—	—
Proceeds from foreclosed assets held for sale	18,734	13,978	20,928
Proceeds from sale of SBA loans	13,630	17,910	8,256
Proceeds from sale of insurance book of business	—	—	2,938
Purchases of premises and equipment, net	(5,191)	(3,082)	(10,536)
Return of investment on cash value of life insurance	592	57	27
Net cash proceeds (paid) received – market acquisitions	227,842	—	144,097
Cash (paid) on FDIC loss share buy-out	—	(6,613)	—

Net cash provided by (used in) investing activities	(355,470)	(601,026)	(752,209)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	476,623	503,918	74,992
Net increase (decrease) in securities sold under agreements to repurchase	336	(7,099)	(48,076)
Net increase (decrease) in FHLB and other borrowed funds	(95,375)	(100,747)	702,186
Proceeds from exercise of stock options	1,082	1,495	389
Proceeds from issuance of subordinated debentures	297,201	—	—
Repurchase of common stock	(20,825)	(9,817)	(2,015)
Common stock issuance costs – market acquisitions	(825)	—	(60)
Tax benefits from stock options exercised	—	4,154	605
Dividends paid on common stock	(60,373)	(48,096)	(37,580)

Net cash provided by (used in) financing activities	597,844	343,808	690,441

Net change in cash and cash equivalents	419,284	(39,174)	143,295
Cash and cash equivalents – beginning of year	216,649	255,823	112,528

Cash and cash equivalents – end of year	$635,933	$216,649	$255,823

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, cash held as demand deposits at various banks and the Federal Reserve Bank (“FRB”) and interest-bearing deposits with other banks. The Bank is required to maintain an average reserve balance with either the FRB or in the form of cash on hand. The required reserve balance at December 31, 2017 was $103.2 million.

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

Over the life of the purchased loans, the Company continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics and are treated in the aggregate when applying various valuation techniques. The Company evaluates at each balance sheet date whether the present value of its loans determined using the effective interest rates has significantly decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any significant increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s weighted-average life.

For further discussion of the Company’s acquisitions, see Note 2 to the Notes to Consolidated Financial Statements.

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

Intangible Assets

Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. The Company performed its annual impairment test of goodwill and core deposit intangibles during 2017, 2016 and 2015, as required by FASB ASC 350, Intangibles - Goodwill and Other. The 2017, 2016 and 2015 tests indicated no impairment of the Company’s goodwill or core deposit intangibles.

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

During 2017, the Company acquired standalone derivative financial instruments from Stonegate. These derivative financial instruments consist of interest rate swaps and are recognized as assets and liabilities in the consolidated statements of financial condition at fair value. The Bank’s derivative instruments have not been designated as hedging instruments. These undesignated derivative instruments are recognized on the consolidated balance sheet at fair value, with changes in fair value recorded in other noninterest income. As of December 31, 2017, these derivative instruments are not considered to be material to the Company’s financial position and results of operations. In addition, as of December 31, 2017, the Company had derivative contracts outstanding associated with the mortgage loans held for sale portfolio.

As of December 31, 2016, the Company had no derivative contracts outstanding except for commitments associated with the mortgage loans held for sale portfolio.

Stock Options

The Company accounts for stock options in accordance with FASB ASC 718, Compensation - Stock Compensation, and FASB ASC 505-50, Equity-Based Payments to Non-Employees, which establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods and services, or (ii) incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. FASB ASC 718 requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the measurement date, which is generally the date of the grant.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which simplifies several aspects of the accounting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, statutory tax withholding requirements and classification in the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted in any annual or interim period for which financial statements have not yet been issued, and all amendments in the ASU that apply must be adopted in the same period. The Company adopted the new guidance in the first quarter of 2017. Under the new guidance, excess tax benefits related to equity compensation has been recognized in the income tax expense in the consolidated statements of income rather than in capital surplus in the consolidated balance sheets and has been applied on a prospective basis. Changes to the statements of cash flows related to the classification of excess tax benefits and employee taxes paid for share-based payment arrangements has been implemented on a retrospective basis. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operations as a result of the adoption and implementation of ASU 2016-09. For additional information on the stock-based compensation plan, see Note 14.

Termination of Remaining Loss-Share Agreements

Effective July 27, 2016, we reached an agreement terminating our remaining loss-share agreements with the FDIC. As a result, $57.4 million of the loans, previously under loss-share agreements including their associated discounts which were previously classified as covered loans, migrated to non-covered loans status during 2016. Under the terms of the agreement, Centennial made a net payment of $6.6 million to the FDIC as consideration for the early termination of the loss share agreements, and all rights and obligations of Centennial and the FDIC under the loss share agreements, including the clawback provisions and the settlement of loss share and expense reimbursement claims, have been resolved and terminated. This transaction with the FDIC created a one-time acceleration of the indemnification asset plus the negotiated settlement for the true-up liability, and resulted in a negative $3.8 million pre-tax financial impact to the third quarter of 2016.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (EPS) for the years ended December 31:

	2017	2016	2015
	(In thousands, except per share data)
Net income	$135,083	$177,146	$138,199
Average common shares outstanding	150,806	140,418	136,615
Effect of common stock options	722	295	515

Diluted common shares outstanding	151,528	140,713	137,130

Basic earnings per common share	$0.90	$1.26	$1.01
Diluted earnings per common share	$0.89	$1.26	$1.01

2. Business Combinations

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

	Stonegate Bank
	Acquired from Stonegate	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$100,958	$—	$100,958
Interest-bearing deposits with other banks	135,631	—	135,631
Federal funds sold	1,515	—	1,515
Investment securities	103,041	474	103,515
Loans receivable	2,446,149	(74,067)	2,372,082
Allowance for loan losses	(21,507)	21,507	—

Loans receivable, net	2,424,642	(52,560)	2,372,082
Bank premises and equipment, net	38,868	(3,572)	35,296
Foreclosed assets held for sale	4,187	(801)	3,386
Cash value of life insurance	48,000	—	48,000
Accrued interest receivable	7,088	—	7,088
Deferred tax asset, net	27,340	11,990	39,330
Goodwill	81,452	(81,452)	—
Core deposit and other intangibles	10,505	20,364	30,869
Other assets	9,598	255	9,853

Total assets acquired	$2,992,825	$(105,302)	$2,887,523

Liabilities
Deposits
Demand and non-interest-bearing	$585,959	$—	$585,959
Savings and interest-bearing transaction accounts	1,776,256	—	1,776,256
Time deposits	163,567	(85)	163,482

Total deposits	2,525,782	(85)	2,525,697
FHLB borrowed funds	32,667	184	32,851
Securities sold under agreements to repurchase	26,163	—	26,163
Accrued interest payable and other liabilities	8,100	(484)	7,616
Subordinated debentures	8,345	1,489	9,834

Total liabilities assumed	2,601,057	1,104	2,602,161

Equity
Total equity assumed	391,768	(391,768)	—

Total liabilities and equity assumed	$2,992,825	$(390,664)	2,602,161

Net assets acquired			285,362
Purchase price			792,370

Goodwill			$507,008

The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above:

Cash and due from banks, interest-bearing deposits with other banks and federal funds sold – The carrying amount of these assets is a reasonable estimate of fair value based on the short-term nature of these assets.

Investment securities – Investment securities were acquired from Stonegate with an approximately $474,000 adjustment to market value based upon quoted market prices.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $85,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of Stonegate’s certificates of deposits were estimated to be below the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Securities sold under agreements to repurchase – Securities sold under agreements to repurchase were acquired from Stonegate at market value.

Accrued interest payable and other liabilities – The fair value used represents the adjustments of certain estimated liabilities from Stonegate.

Subordinated debentures – The fair value of subordinated debentures is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

The unaudited pro-forma combined consolidated financial information presents how the combined financial information of HBI and Stonegate might have appeared had the businesses actually been combined. The following schedule represents the unaudited pro forma combined financial information as of the years ended December 31, 2017 and 2016, assuming the acquisition was completed as of January 1, 2017 and 2016, respectively:

	Years Ended December 31,
	2017	2016
	(In thousands, except per share data)
Total interest income	$610,697	$538,258
Total non-interest income	107,179	95,555
Net income available to all shareholders	143,979	206,081

Basic earnings per common share	$0.79	$1.20
Diluted earnings per common share	0.79	1.20

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

Acquisition of The Bank of Commerce

On February 28, 2017, the Company completed its previously announced acquisition of all of the issued and outstanding shares of common stock of The Bank of Commerce (“BOC”), a Florida state-chartered bank that operated in the Sarasota, Florida area, pursuant to an acquisition agreement, dated December 1, 2016, by and between HBI and Bank of Commerce Holdings, Inc. (“BCHI”), parent company of BOC. The Company merged BOC with and into Centennial effective as of the close of business on February 28, 2017.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $270,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of BOC’s certificates of deposits were estimated to be above the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustment of certain estimated liabilities from BOC.

The Company’s operating results for the period ended December 31, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact BOC total assets acquired are less than 5% of total assets as of December 31, 2017 excluding BOC as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $324,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of GHI’s certificates of deposits were estimated to be above the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustments of certain estimated liabilities from GHI.

The Company’s operating results for the period ended December 31, 2017, include the operating results of the acquired assets and assumed liabilities subsequent to the acquisition date. Due to the fair value adjustments recorded and the fact GHI total assets acquired are less than 5% of total assets as of December 31, 2017 excluding GHI as recorded by HBI as of acquisition date, historical results are not believed to be material to the Company’s results, and thus no pro-forma information is presented.

Acquisition of Florida Business BancGroup, Inc.

On October 1, 2015, the Company completed its acquisition of Florida Business BancGroup, Inc. (“FBBI”), parent company of Bay Cities Bank (“Bay Cities”). The Company paid a purchase price to the FBBI shareholders of $104.1 million for the FBBI acquisition. Under the terms of the agreement, shareholders of FBBI received 4,159,708 shares of its common stock valued at approximately $83.8 million as of October 1, 2015, plus approximately $20.3 million in cash in exchange for all outstanding shares of FBBI common stock. A portion of the cash consideration, $2.0 million, was placed into escrow with the FBBI shareholders having a contingent right to receive their pro-rata portions of such amount. The amount, if any, of such escrowed funds to be released to FBBI shareholders would depend upon the amount of losses that the Company incurred in the two years following the completion of the merger related to two class action lawsuits pending against Bay Cities. In August 2017, the Company distributed the contingent cash consideration to the former FBBI shareholders, less $10,000 for compensation paid to a representative designated by FBBI who acted on behalf of the FBBI shareholders in connection with the escrow arrangements.

FBBI formerly operated six branch locations and a loan production office in the Tampa Bay area and in Sarasota, Florida. Including the effects of any purchase accounting adjustments, as of October 1, 2015, FBBI had approximately $529.6 million in total assets, $408.3 million in loans after $14.1 million of loan discounts, and $472.0 million in deposits.

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

	Florida Business BancGroup, Inc.
	Acquired from FBBI	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$23,597	$—	$23,597
Investment securities	61,384	611	61,995
Loans	422,363	(14,096)	408,267
Allowance for loan losses	(5,714)	5,714	—

Total loans receivable	416,649	(8,382)	408,267
Bank premises and equipment, net	6,922	(1,697)	5,225
Foreclosed assets held for sale	205	(43)	162
Cash value of life insurance	9,540	—	9,540
Accrued interest receivable	1,442	—	1,442
Deferred tax asset	10,608	1,070	11,678
Core deposit intangible	—	3,477	3,477
Other assets	1,289	2,890	4,179

Total assets acquired	$531,636	$(2,074)	$529,562

Liabilities
Deposits
Demand and non-interest-bearing	$150,625	$—	$150,625
Savings and interest-bearing transaction accounts	166,990	—	166,990
Time deposits	153,230	1,127	154,357

Total deposits	470,845	1,127	471,972
FHLB borrowed funds	5,000	802	5,802
Accrued interest payable and other liabilities	3,208	(319)	2,889

Total liabilities assumed	479,053	1,610	480,663

Equity
Total equity assumed	52,583	(52,583)	—

Total liabilities and equity assumed	$531,636	$(50,973)	480,663

Net assets acquired			48,899
Purchase Price			104,154

Goodwill			$55,255

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $1.1 million fair value adjustment applied for time deposits was because the weighted-average interest rate of FBBI’s certificates of deposits were estimated to be above the current market rates.

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

	Doral Bank’s Florida Panhandle operations
	Acquired from FDIC	Fair Value Adjustments	As Recorded by HBI
	(Dollars in thousands)
Assets
Cash and due from banks	$1,688	$—	$1,688
Loans receivable	42,244	(4,300)	37,944

Total loans receivable	42,244	(4,300)	37,944
Core deposit intangible	—	1,363	1,363

Total assets acquired	$43,932	$(2,937)	$40,995

Liabilities
Deposits
Demand and non-interest-bearing	$3,130	$—	$3,130
Savings and interest-bearing transaction accounts	119,865	—	119,865
Time deposits	343,271	1,308	344,579

Total deposits	466,266	1,308	467,574

Total liabilities assumed	$466,266	$1,308	467,574

Net assets acquired (liabilities assumed)			(426,579)
Cash settlement received			(428,214)

Pre-tax gain on acquisition			$1,635

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	December 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540

Total	$1,669,147	$6,777	$(12,407)	$1,663,517

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362

Total	$224,756	$3,267	$(484)	$227,539

	December 31, 2016
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$237,439	$963	$(1,641)	$236,761
Residential mortgage-backed securities	259,037	1,226	(1,627)	258,636
Commercial mortgage-backed securities	322,316	845	(2,342)	320,819
State and political subdivisions	215,209	3,471	(2,181)	216,499
Other securities	38,261	2,603	(659)	40,205

Total	$1,072,262	$9,108	$(8,450)	$1,072,920

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$6,637	$23	$(32)	$6,628
Residential mortgage-backed securities	71,956	267	(301)	71,922
Commercial mortgage-backed securities	35,863	107	(133)	35,837
State and political subdivisions	169,720	3,100	(169)	172,651

Total	$284,176	$3,497	$(635)	$287,038

Assets, principally investment securities, having an amortized cost of approximately $1.18 billion and $1.07 billion at December 31, 2017 and 2016, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $147.8 million and $121.3 million at December 31, 2017 and 2016, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$366,341	$365,526	$72,364	$74,079
Due after one year through five years	922,178	918,743	89,265	90,262
Due after five years through ten years	286,130	284,935	12,422	12,488
Due after ten years	94,498	94,313	50,705	50,710

Total	$1,669,147	$1,663,517	$224,756	$227,539

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the year ended December 31, 2017, approximately $30.6 million in available-for-sale securities were sold. The gross realized gains and losses on the sales for the year ended December 31, 2017 totaled approximately $2.3 million and $127,000, respectively. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

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

During 2015 and 2016, no held-to-maturity securities were sold. During 2017, one held-to-maturity security experienced its second downgrade in its credit rating. The Company made a strategic decision to sell this held-to-maturity security for approximately $483,000, which resulted in a gross realized loss on the sale for the year ended December 31, 2017 of approximately $7,000.

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

For the year ended December 31, 2017, the Company had approximately $5.3 million in unrealized losses, which were in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 76.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

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

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of December 31, 2017 and 2016:

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$234,213	$(1,288)	$40,122	$(709)	$274,335	$(1,997)
Residential mortgage-backed securities	389,541	(3,656)	99,989	(1,665)	489,530	(5,321)
Commercial mortgage-backed securities	314,301	(2,343)	120,365	(2,127)	434,666	(4,470)
State and political subdivisions	41,299	(331)	20,980	(470)	62,279	(801)
Other securities	—	—	9,852	(302)	9,852	(302)

Total	$979,354	$(7,618)	$291,308	$(5,273)	$1,270,662	$(12,891)

	December 31, 2016
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$98,180	$(1,031)	$75,044	$(642)	$173,224	$(1,673)
Residential mortgage-backed securities	188,117	(1,742)	8,902	(186)	197,019	(1,928)
Commercial mortgage-backed securities	202,289	(2,220)	21,020	(255)	223,309	(2,475)
State and political subdivisions	94,309	(2,348)	500	(2)	94,809	(2,350)
Other securities	1,540	(125)	12,687	(534)	14,227	(659)

Total	$584,435	$(7,466)	$118,153	$(1,619)	$702,588	$(9,085)

Income earned on securities for the years ended is as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Taxable:
Available-for-sale	$24,231	$17,880	$17,881
Held-to-maturity	2,545	3,366	3,814
Tax-exempt:
Available-for-sale	6,441	6,238	5,767
Held-to-maturity	5,526	5,179	5,427

Total	$38,743	$32,663	$32,889

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	December 31,
	2017	2016
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,600,117	$3,153,121
Construction/land development	1,700,491	1,135,843
Agricultural	82,229	77,736
Residential real estate loans
Residential 1-4 family	1,970,311	1,356,136
Multifamily residential	441,303	340,926

Total real estate	8,794,451	6,063,762
Consumer	46,148	41,745
Commercial and industrial	1,297,397	1,123,213
Agricultural	49,815	74,673
Other	143,377	84,306

Loans receivable	$10,331,188	$7,387,699

During the year ended December 31, 2017, the Company sold $12.9 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $738,000. During the year ended December 31, 2016, the Company sold $16.8 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $1.1 million. During the year ended December 31, 2015, the Company sold $7.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $541,000.

Mortgage loans held for sale of approximately $44.3 million and $56.2 million at December 31, 2017 and 2016, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at December 31, 2017 and 2016 were not material.

The Company had $3.46 billion of purchased loans, which includes $146.6 million of discount for credit losses on purchased loans, at December 31, 2017. The Company had $51.9 million and $94.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2017. The Company had $1.13 billion of purchased loans, which includes $100.1 million of discount for credit losses on purchased loans, at December 31, 2016. The Company had $35.3 million and $64.9 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2016.

5. Allowance for Loan Losses, Credit Quality and Other

The Company’s 2017 allowance for loan loss was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. The $32.9 million of storm-related provision for loan losses was calculated by taking a 5.0% allocation on the loans in the Florida Key loans receivable balances, a 5.0% allocation on specific large loans located in the path of the hurricane on the mainland of Florida, and a 0.75% allocation on balances in the remaining counties within the FEMA-designated disaster areas. As of December 31, 2017, charge-offs of $2.2 million have been taken against the storm-related provision for loan losses.

The following table presents a summary of changes in the allowance for loan losses:

December 31, 2017
(In thousands)
Allowance for loan losses:
Beginning balance	$80,002
Loans charged off	(17,471)
Recoveries of loans previously charged off	3,485

Net loans recovered (charged off)	(13,986)

Provision for loan losses	44,250

Balance, December 31, 2017	$110,266

The following tables present the balance in the allowance for loan losses for the year ended December 31, 2017, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(1,632)	(3,749)	(3,980)	(5,578)	(2,532)	—	(17,471)
Recoveries of loans previously charged off	462	1,042	676	464	841	—	3,485

Net loans recovered (charged off)	(1,170)	(2,707)	(3,304)	(5,114)	(1,691)	—	(13,986)
Provision for loan losses	9,991	18,458	11,293	7,650	837	(3,979)	44,250

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

	As of December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Period end amount allocated to:
Loans individually evaluated for impairment	$1,378	$768	$188	$843	$7	$—	$3,184
Loans collectively evaluated for impairment	18,954	42,824	23,341	14,290	3,310	2,852	105,571

Loans evaluated for impairment balance, December 31	20,332	43,592	23,529	15,133	3,317	2,852	108,755

Purchased credit impaired loans	11	347	977	159	17	—	1,511

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,860	$124,124	$20,431	$21,867	$500	$—	$193,782
Loans collectively evaluated for impairment	1,658,519	4,442,201	2,341,081	1,261,161	236,392	—	9,939,354

Loans evaluated for impairment balance, December 31	1,685,379	4,566,325	2,361,512	1,283,028	236,892	—	10,133,136

Purchased credit impaired loans	15,112	116,021	50,102	14,369	2,448	—	198,052

Balance, December 31	$1,700,491	$4,682,346	$2,411,614	$1,297,397	$239,340	$—	$10,331,188

The following tables present the balance in the allowance for loan losses for the loan portfolio for the year ended December 31, 2016, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of December 31, 2016. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224
Loans charged off	(382)	(3,586)	(5,597)	(5,778)	(2,158)	—	(17,501)
Recoveries of loans previously charged off	1,125	857	1,152	5,533	1,004	—	9,671

Net loans recovered (charged off)	743	(2,729)	(4,445)	(245)	(1,154)	—	(7,830)
Provision for loan losses	(3)	4,119	6,144	3,677	326	4,345	18,608

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

	As of December 31, 2016
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Period end amount allocated to:
Loans individually evaluated for impairment	$15	$1,416	$103	$95	$—	$—	$1,629
Loans collectively evaluated for impairment	11,463	25,641	15,796	12,596	4,176	6,831	76,503

Loans evaluated for impairment balance, December 31	11,478	27,057	15,899	12,691	4,176	6,831	78,132

Purchased credit impaired loans	44	1,131	618	65	12	—	1,870

Balance, December 31	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$12,374	$74,723	$35,187	$25,873	$1,096	$—	$149,253
Loans collectively evaluated for impairment	1,105,921	3,080,201	1,608,805	1,085,891	198,064	—	7,078,882

Loans evaluated for impairment balance, December 31	1,118,295	3,154,924	1,643,992	1,111,764	199,160	—	7,228,135

Purchased credit impaired loans	17,548	75,933	53,070	11,449	1,564	—	159,564

Balance, December 31	$1,135,843	$3,230,857	$1,697,062	$1,123,213	$200,724	$—	$7,387,699

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

	Year Ended December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$8,548	$18,157	$14,607	$5,966	$5,799	$1,934	$55,011
Loans charged off	(644)	(4,878)	(4,717)	(2,638)	(3,075)	—	(15,952)
Recoveries of loans previously charged off	236	762	915	802	827	—	3,542

Net loans recovered (charged off)	(408)	(4,116)	(3,802)	(1,836)	(2,248)	—	(12,410)
Provision for loan losses	2,273	11,862	3,818	5,204	1,455	552	25,164
Increase in FDIC indemnification asset	369	895	195	(10)	10	—	1,459

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

	As of December 31, 2015
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Period end amount allocated to:
Loans individually evaluated for impairment	$1,149	$2,115	$186	$921	$—	$—	$4,371
Loans collectively evaluated for impairment	9,506	24,511	12,157	8,383	5,006	2,486	62,049

Loans evaluated for impairment balance, December 31	10,655	26,626	12,343	9,304	5,006	2,486	66,420

Purchased credit impaired loans	127	172	2,475	20	10	—	2,804

Balance, December 31	$10,782	$26,798	$14,818	$9,324	$5,016	$2,486	$69,224

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,215	$55,858	$18,240	$6,290	$1,053	$—	$102,656
Loans collectively evaluated for impairment	901,147	2,887,880	1,490,866	825,640	179,391	—	6,284,924

Loans evaluated for impairment balance, December 31	922,362	2,943,738	1,509,106	831,930	180,444	—	6,387,580

Purchased credit impaired loans	22,425	99,624	111,429	18,657	1,856	—	253,991

Balance, December 31	$944,787	$3,043,362	$1,620,535	$850,587	$182,300	$—	$6,641,571

The following is an aging analysis for loans receivable for the years ended December 31, 2017 and 2016:

	December 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,331	$1,480	$12,719	$20,530	$4,579,587	$4,600,117	$3,119
Construction/land development	834	13	8,258	9,105	1,691,386	1,700,491	3,247
Agricultural	—	221	19	240	81,989	82,229	—
Residential real estate loans
Residential 1-4 family	9,066	2,013	16,612	27,691	1,942,620	1,970,311	2,175
Multifamily residential	—	—	253	253	441,050	441,303	100

Total real estate	16,231	3,727	37,861	57,819	8,736,632	8,794,451	8,641
Consumer	252	51	171	474	45,674	46,148	26
Commercial and industrial	2,073	1,030	6,528	9,631	1,287,766	1,297,397	1,944
Agricultural and other	288	113	137	538	192,654	193,192	54

Total	$18,844	$4,921	$44,697	$68,462	$10,262,726	$10,331,188	$10,665

	December 31, 2016
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$2,036	$686	$27,518	$30,240	$3,122,881	$3,153,121	$9,530
Construction/land development	685	16	7,042	7,743	1,128,100	1,135,843	3,086
Agricultural	—	—	435	435	77,301	77,736	—
Residential real estate loans
Residential 1-4 family	6,972	1,287	23,307	31,566	1,324,570	1,356,136	2,996
Multifamily residential	—	—	262	262	340,664	340,926	—

Total real estate	9,693	1,989	58,564	70,246	5,993,516	6,063,762	15,612
Consumer	117	66	161	344	41,401	41,745	21
Commercial and industrial	984	582	3,464	5,030	1,118,183	1,123,213	309
Agricultural and other	782	10	935	1,727	157,252	158,979	—

Total	$11,576	$2,647	$63,124	$77,347	$7,310,352	$7,387,699	$15,942

Non-accruing loans at December 31, 2017 and 2016 were $34.0 million and $47.2 million, respectively.

The following is a summary of the impaired loans as of December 31, 2017, 2016 and 2015:

	December 31, 2017
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Year Ended
				Average Recorded Investment	Interest Recognized
Loans without a specific valuation allowance	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$23	$2
Construction/land development	64	64	—	31	3
Agricultural	19	—	—	—	1
Residential real estate loans
Residential 1-4 family	115	115	—	135	7
Multifamily residential	—	—	—	—	—

Total real estate	227	208	—	189	13
Consumer	18	—	—	—	1
Commercial and industrial	105	105	—	85	7
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	350	313	—	274	21
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	29,666	29,040	757	41,772	1,498
Construction/land development	12,976	12,157	1,378	10,556	262
Agricultural	281	303	11	268	11
Residential real estate loans
Residential 1-4 family	19,770	18,689	124	22,347	363
Multifamily residential	1,627	1,627	64	1,412	81

Total real estate	64,320	61,816	2,334	76,355	2,215
Consumer	179	191	—	163	—
Commercial and industrial	16,777	13,007	843	9,726	121
Agricultural and other	297	309	7	644	8

Total loans with a specific valuation allowance	81,573	75,323	3,184	86,888	2,344
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	29,695	29,069	757	41,795	1,500
Construction/land development	13,040	12,221	1,378	10,587	265
Agricultural	300	303	11	268	12
Residential real estate loans
Residential 1-4 family	19,885	18,804	124	22,482	370
Multifamily residential	1,627	1,627	64	1,412	81

Total real estate	64,547	62,024	2,334	76,544	2,228
Consumer	197	191	—	163	1
Commercial and industrial	16,882	13,112	843	9,811	128
Agricultural and other	297	309	7	644	8

Total impaired loans	$81,923	$75,636	$3,184	$87,162	$2,365

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2017.

	December 31, 2016
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Year Ended
				Average Recorded Investment	Interest Recognized
Loans without a specific valuation allowance	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$23	$2
Construction/land development	—	—	—	6	—
Agricultural	40	—	—	—	2
Residential real estate loans
Residential 1-4 family	231	231	—	119	15
Multifamily residential	—	—	—	19	—

Total real estate	300	260	—	167	19
Consumer	—	—	—	—	—
Commercial and industrial	124	124	—	64	8
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	424	384	—	231	27
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	52,477	50,355	1,414	42,979	1,335
Construction/land development	8,313	7,595	15	12,878	334
Agricultural	395	438	2	469	—
Residential real estate loans
Residential 1-4 family	26,681	25,675	95	20,239	293
Multifamily residential	552	552	8	922	9

Total real estate	88,418	84,615	1,534	77,487	1,971
Consumer	165	161	—	223	3
Commercial and industrial	7,160	7,032	95	10,630	255
Agricultural and other	935	935	—	1,037	—

Total loans with a specific valuation allowance	96,678	92,743	1,629	89,377	2,229
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	52,506	50,384	1,414	43,002	1,337
Construction/land development	8,313	7,595	15	12,884	334
Agricultural	435	438	2	469	2
Residential real estate loans
Residential 1-4 family	26,912	25,906	95	20,358	308
Multifamily residential	552	552	8	941	9

Total real estate	88,718	84,875	1,534	77,654	1,990
Consumer	165	161	—	223	3
Commercial and industrial	7,284	7,156	95	10,694	263
Agricultural and other	935	935	—	1,037	—

Total impaired loans	$97,102	$93,127	$1,629	$89,608	$2,256

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2016.

	December 31, 2015
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Year Ended
				Average Recorded Investment	Interest Recognized
Loans without a specific valuation allowance	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$6	$2
Construction/land development	—	—	—	—	—
Agricultural	—	—	—	—	—
Residential real estate loans
Residential 1-4 family	80	80	—	21	6
Multifamily residential	—	—	—	—	—

Total real estate	109	109	—	27	8
Consumer	—	—	—	—	—
Commercial and industrial	12	12	—	2	1
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	121	121	—	29	8
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,861	44,872	2,115	43,900	1,139
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,454	17,373	168	16,947	390
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,083	79,043	3,450	80,307	1,866
Consumer	306	286	—	570	7
Commercial and industrial	13,385	11,169	921	6,542	191
Agricultural and other	1,034	1,034	—	614	4

Total loans with a specific valuation allowance	99,808	91,532	4,371	88,033	2,069
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	47,890	44,887	2,115	43,906	1,141
Construction/land development	17,025	15,077	1,149	16,026	303
Agricultural	583	561	—	153	—
Residential real estate loans
Residential 1-4 family	18,534	17,413	168	16,968	396
Multifamily residential	1,160	1,160	18	3,281	34

Total real estate	85,192	79,098	3,450	80,334	1,874
Consumer	306	286	—	570	7
Commercial and industrial	13,397	11,175	921	6,544	192
Agricultural and other	1,034	1,034	—	614	4

Total impaired loans	$99,929	$91,593	$4,371	$88,062	$2,077

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of December 31, 2015.

Interest recognized on impaired loans during the years ended December 31, 2017, 2016 and 2015 was approximately $2.4 million, $2.3 million and $2.1 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of December 31, 2017 and 2016:

	December 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$20,933	$518	$—	$21,451
Construction/land development	24,013	204	—	24,217
Agricultural	321	—	—	321
Residential real estate loans
Residential 1-4 family	23,420	564	—	23,984
Multifamily residential	939	—	—	939

Total real estate	69,626	1,286	—	70,912
Consumer	159	9	—	168
Commercial and industrial	12,818	80	—	12,898
Agricultural and other	136	—	—	136

Total	$82,739	$1,375	$—	$84,114

	December 31, 2016
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$43,657	$462	$—	$44,119
Construction/land development	8,619	33	—	8,652
Agricultural	759	—	—	759
Residential real estate loans
Residential 1-4 family	28,846	445	—	29,291
Multifamily residential	1,391	—	—	1,391

Total real estate	83,272	940	—	84,212
Consumer	211	2	—	213
Commercial and industrial	16,991	170	—	17,161
Agricultural and other	935	—	—	935

Total	$101,409	$1,112	$—	$102,521

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

The following is a presentation of loans receivable by class and risk rating as of December 31, 2017 and 2016:

	December 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$1,015	$558	$2,595,844	$1,745,778	$119,656	$21,451	$4,484,302
Construction/land development	28	583	280,980	1,373,133	6,438	24,217	1,685,379
Agricultural	—	19	53,018	27,515	1,150	321	82,023
Residential real estate loans
Residential 1-4 family	1,140	969	1,414,849	475,619	11,658	23,984	1,928,219
Multifamily residential	—	—	329,070	103,071	213	939	433,293

Total real estate	2,183	2,129	4,673,761	3,725,116	139,115	70,912	8,613,216
Consumer	13,106	808	22,479	8,532	70	168	45,163
Commercial and industrial	20,870	7,543	627,316	592,088	22,313	12,898	1,283,028
Agricultural and other	1,986	3,914	147,323	38,370	—	136	191,729

Total risk rated loans	$38,145	$14,394	$5,470,879	$4,364,106	$161,498	$84,114	10,133,136

Purchased credit impaired loans							198,052

Total loans receivable							$10,331,188

	December 31, 2016
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$1,047	$4,762	$1,568,385	$1,425,316	$33,559	$44,119	$3,077,188
Construction/land development	400	981	180,094	921,081	7,087	8,652	1,118,295
Agricultural	—	157	53,753	22,238	829	759	77,736
Residential real estate loans
Residential 1-4 family	2,336	1,683	941,760	324,045	10,360	29,291	1,309,475
Multifamily residential	—	—	278,514	45,742	8,870	1,391	334,517

Total real estate	3,783	7,583	3,022,506	2,738,422	60,705	84,212	5,917,211
Consumer	15,080	231	15,330	9,645	81	213	40,580
Commercial and industrial	13,117	3,644	500,220	558,413	19,209	17,161	1,111,764
Agricultural and other	3,379	976	82,641	70,649	—	935	158,580

Total risk rated loans	$35,359	$12,434	$3,620,697	$3,377,129	$79,995	$102,521	7,228,135

Purchased credit impaired loans							159,564

Total loans receivable							$7,387,699

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of December 31, 2017, 2016 and 2015:

	December 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627

Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166

Total	62	$26,424	$13,663	$496	$7,039	$21,198

	December 31, 2016
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	17	$21,344	$14,600	$263	$5,542	$20,405
Construction/land development	1	560	556	—	—	556
Agricultural	2	146	—	43	80	123
Residential real estate loans
Residential 1-4 family	21	5,179	2,639	124	1,017	3,780
Multifamily residential	1	295	—	—	290	290

Total real estate	42	27,524	17,795	430	6,929	25,154
Commercial and industrial	6	395	237	115	10	362

Total	48	$27,919	$18,032	$545	$6,939	$25,516

	December 31, 2015
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	13	$14,422	$9,189	$273	$4,626	$14,088
Construction/land development	2	1,026	1,018	—	—	1,018
Residential real estate loans
Residential 1-4 family	8	2,813	811	1,925	—	2,736
Multifamily residential	1	295	—	—	290	290

Total real estate	24	18,556	11,018	2,198	4,916	18,132
Commercial and industrial	2	69	—	69	—	69

Total	26	$18,625	$11,018	$2,267	$4,916	$18,201

The following is a presentation of TDRs on non-accrual status as of December 31, 2017, 2016 and 2015 because they are not in compliance with the modified terms:

	December 31, 2017		December 31, 2016		December 31, 2015
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	2	$1,161	2	$696	3	$1,604
Agricultural	1	22	2	123	—	—
Residential real estate loans
Residential 1-4 family	8	850	13	2,240	2	1,812
Multifamily residential	1	153	—	—	—	—

Total real estate	12	2,186	17	3,059	5	3,416

Commercial and industrial	1	—	—	—	—	—

Total	13	$2,186	17	$3,059	5	$3,416

The following is a presentation of total foreclosed assets as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$9,766	$9,423
Construction/land development	5,920	4,009
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,654	2,076
Multifamily residential	527	443

Total foreclosed assets held for sale	$18,867	$15,951

The following is a summary of the purchased credit impaired loans acquired in the GHI, BOC and Stonegate acquisitions during 2017 as of the dates of acquisition:

	GHI	BOC	Stonegate
Contractually required principal and interest at acquisition	$22,379	$18,586	$98,444
Non-accretable difference (expected losses and foregone interest)	4,462	2,811	23,297

Cash flows expected to be collected at acquisition	17,917	15,775	75,147
Accretable yield	2,071	1,043	11,761

Basis in purchased credit impaired loans at acquisition	$15,846	$14,732	$63,386

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the year ended December 31, 2017 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$38,212	$159,564
Reforecasted future interest payments for loan pools	5,586	—
Accretion recorded to interest income	(19,886)	19,886
Acquisitions	14,875	93,964
Adjustment to yield	3,016	—
Transfers to foreclosed assets held for sale	—	(13,957)
Payments received, net	—	(61,405)

Balance at end of period	$41,803	$198,052

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $5.6 million. This updated forecast does not change the expected weighted-average yields on the loan pools.

During the 2017 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $3.0 million as an additional adjustment to yield over the weighted-average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at December 31, 2017 and 2016, were as follows:

	December 31, 2017	December 31, 2016
Goodwill	(In thousands)
Balance, beginning of period	$377,983	$377,983
Acquisitions	549,966	—

Balance, end of period	$927,949	$377,983

	December 31, 2017	December 31, 2016
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$18,311	$21,443
Acquisitions	35,247	—
Amortization expense	(4,207)	(3,132)

Balance, end of year	$49,351	$18,311

The carrying basis and accumulated amortization of core deposits and other intangibles at December 31, 2017 and 2016 were:

	December 31, 2017	December 31, 2016
	(In thousands)
Gross carrying amount	$86,625	$51,378
Accumulated amortization	(37,274)	(33,067)

Net carrying amount	$49,351	$18,311

Core deposit and other intangible amortization expense for the years ended December 31, 2017, 2016 and 2015 was approximately $4.2 million, $3.1 million and $4.1 million, respectively. Core deposit and other intangibles are tested annually for impairment during the fourth quarter. During the 2017 review, no impairment was found. Including all of the mergers completed as of December 31, 2017, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2018 through 2022 is approximately: 2018 – $6.6 million; 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million.

The carrying amount of the Company’s goodwill was $927.9 million and $378.0 million at December 31, 2017 and 2016, respectively. Goodwill is tested annually for impairment during the fourth quarter. During the 2017 review, no impairment was found. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consists primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of December 31, 2017 and 2016 other assets were $177.8 million and $129.3 million, respectively.

The Company has equity securities without readily determinable fair values. These equity securities are outside the scope of ASC Topic 320, Investments-Debt and Equity Securities. They include items such as stock holdings in Federal Home Loan Bank (“FHLB”), Federal Reserve Bank (“Federal Reserve”), Bankers’ Bank and other miscellaneous holdings. The equity securities without a readily determinable fair value were $156.0 million and $112.4 million at December 31, 2017 and 2016, respectively, and are accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $636.9 million and $569.1 million at December 31, 2017 and 2016, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $998.3 million and $842.9 million at December 31, 2017 and 2016, respectively.    Interest expense applicable to certificates in excess of $100,000 totaled $8.3 million, $4.4 million and $5.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, brokered deposits were $1.03 billion and $502.5 million, respectively.

The following is a summary of the scheduled maturities of all time deposits at December 31, 2017 (in thousands):

One month or less	$176,900
Over 1 month to 3 months	194,764
Over 3 months to 6 months	339,928
Over 6 months to 12 months	355,144
Over 12 months to 2 years	337,453
Over 2 years to 3 years	63,217
Over 3 years to 5 years	57,046
Over 5 years	1,979

Total time deposits	$1,526,431

Deposits totaling approximately $1.51 billion and $1.23 billion at December 31, 2017 and 2016, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At December 31, 2017 and 2016, securities sold under agreements to repurchase totaled $147.8 million and $121.3 million, respectively. For the years ended December 31, 2017 and 2016, securities sold under agreements to repurchase daily weighted-average totaled $134.7 million and $120.6 million, respectively.

The gross amount of recognized liabilities for securities sold under agreements to repurchase was $147.8 million and $121.3 million at December 31, 2017 and 2016, respectively. The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of December 31, 2017 and 2016 is presented in the following tables:

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,525	$—	$—	$10,000	$21,525
Mortgage-backed securities	21,255	—	—	—	21,255
State and political subdivisions	85,428	—	—	—	85,428
Other securities	19,581	—	—	—	19,581

Total borrowings	$137,789	$—	$—	$10,000	$147,789

	December 31, 2016
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$1,918	$—	$—	$—	$1,918
Mortgage-backed securities	22,691	—	—	—	22,691
State and political subdivisions	74,559	—	—	—	74,559
Other securities	22,122	—	—	—	22,122

Total borrowings	$121,290	$—	$—	$—	$121,290

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.30 billion and $1.31 billion at December 31, 2017 and 2016, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2016, $40.0 million and $1.27 billion of the outstanding balance were issued as short-term and long-term advances, respectively.    The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.636% to 5.96% and are secured by loans and investments securities. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $695.3 million and $516.2 million at December 31, 2017 and 2016, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at December 31, 2017 and 2016, respectively.

Maturities of borrowings with original maturities exceeding one year at December 31, 2017, are as follows (in thousands):

	By Contractual Maturity	By Call Date
2018	$984,279	$984,279
2019	143,070	143,070
2020	146,428	146,428
2021	—	—
2022	—	—
Thereafter	25,411	25,411

	$1,299,188	$1,299,188

11. Other Borrowings

The Company had zero other borrowings at December 31, 2017 and 2016. Additionally, the Company took out a $20.0 million line of credit for general corporate purposes during 2015. The balance on this line of credit at December 31, 2017 and 2016 was zero.

12. Subordinated Debentures

Subordinated debentures consists of subordinated debt securities and guaranteed payments on trust preferred securities. As of December 31, 2017 and 2016, subordinated debentures were $368.0 million and $60.8 million, respectively.

Subordinated debentures at December 31, 2017 and 2016 contained the following components:

	As of December 31,	As of December 31,
	2017	2016
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,304	—
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,569	—
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,332	—

Total	$368,031	$60,826

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

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21%. The TCJA also establishes new tax laws that will affect 2018.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment, however, shortly after the enactment of the TCJA, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

The following is a summary of the components of the provision (benefit) for income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current:
Federal	$76,569	$77,418	$61,007
State	25,347	15,377	12,117

Total current	101,916	92,795	73,124

Deferred:
Federal	25,607	10,600	5,980
State	8,477	2,105	1,188

Total deferred	34,084	12,705	7,168

Income tax expense	$136,000	$105,500	$80,292

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35.00%	35.00%	35.00%
Effect of non-taxable interest income	(1.57)	(1.52)	(1.91)
Effect of gain on acquisitions	(0.49)	—	(0.26)
Stock compensation	(0.67)	—	—
State income taxes, net of federal benefit	4.05	4.08	4.02
Effect of tax rate change	13.62	—	—
Other	0.23	(0.23)	(0.10)

Effective income tax rate	50.17%	37.33%	36.75%

As of December 31, 2017, the Company performed an analysis to determine the impact of the revaluation of the deferred tax asset of approximately $113.5 million. The impact as of December 31, 2017 of this was a one-time non-cash charge to the income statement of approximately $36.9 million that reduced the Company’s 2017 earnings.

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$29,515	$31,381
Deferred compensation	1,142	3,925
Stock compensation	2,731	669
Real estate owned	1,731	2,296
Unrealized loss on securities available-for-sale	1,471	—
Loan discounts	32,784	9,157
Tax basis premium/discount on acquisitions	8,802	14,757
Investments	1,155	1,957
Other	11,663	8,361

Gross deferred tax assets	90,994	72,503

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	291	2,154
Unrealized gain on securities available-for-sale	—	258
Core deposit intangibles	11,258	4,950
FHLB dividends	1,625	1,926
Other	1,256	1,917

Gross deferred tax liabilities	14,430	11,205

Net deferred tax assets	$76,564	$61,298

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and the states of Arkansas, Alabama, Florida, New York and California. The Company is no longer subject to U.S. federal and state tax examinations by tax authorities for years before 2013.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties in income tax expense. During the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any significant interest or penalties. The Company did not have any interest or penalties accrued at December 31, 2017, 2016 and 2015.

14. Common Stock, Compensation Plans and Other

Common Stock

The Company’s Restated Articles of Incorporation, as amended, authorize the issuance of up to 200,000,000 shares of common stock, par value $0.01 per share.

The Company also has the authority to issue up to 5,500,000 shares of preferred stock, par value $0.01 per share under the Company’s Restated Articles of Incorporation.

Stock Repurchases

On January 20, 2017, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 9,752,000 shares. During 2017, the Company utilized a portion of this stock repurchase program.

During 2017, the Company repurchased a total of 857,800 shares with a weighted-average stock price of $24.29 per share. The 2017 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of December 31, 2017 total 4,524,864 shares. The remaining balance available for repurchase is 5,227,136 shares at December 31, 2017. Additionally, on February 21, 2018, the Board of Directors of the Company authorized the repurchase of up to an additional 5,000,000 shares of Company’s common stock under this repurchase program.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of December 31, 2017, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000. At December 31, 2017, the Company had approximately 2,319,000 shares of common stock remaining available for future grants and approximately 4,593,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding at December 31, 2017, 2016, and 2015 was $16.2 million, $30.2 million and $21.1 million, respectively. The intrinsic value of the stock options vested at December 31, 2017, 2016 and 2015 was $9.9 million, $12.1 million and $14.5 million, respectively.

The intrinsic value of the stock options exercised during 2017, 2016 and 2015 was $3.7 million, $8.0 million, and $7.2 million, respectively.

Total unrecognized compensation cost, net of income tax benefit, related to non-vested awards, which are expected to be recognized over the vesting periods, was approximately $4.8 million as of December 31, 2017.

The table below summarized the stock option transactions under the Plan at December 31, 2017, 2016 and 2015 and changes during the years then ended:

	2017		2016		2015
	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price	Shares (000)	Weighted- average Exercisable Price
Outstanding, beginning of year	2,397	$15.19	2,794	$12.71	1,810	$5.90
Granted	80	25.96	140	21.25	1,486	18.15
Forfeited/Expired	—	—	(14)	17.28	(40)	20.16
Exercised	(203)	7.82	(523)	3.50	(462)	2.90

Outstanding, end of year	2,274	16.23	2,397	15.19	2,794	12.71

Exercisable, end of year	1,016	$13.55	639	$8.88	960	$5.13

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the year ended December 31, 2017 was $7.10 per share. The weighted-average fair value of options granted during the year ended December 31, 2016 was $5.08 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

The assumptions used in determining the fair value of 2017, 2016 and 2015 stock option grants were as follows:

	For the Years Ended December 31,
	2017	2016	2015
Expected dividend yield	1.39%	1.65%	1.60%
Expected stock price volatility	28.47%	26.66%	25.91%
Risk-free interest rate	2.06%	1.65%	1.74%
Expected life of options	6.5 years	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at December 31, 2017:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$ 2.10 to $ 2.66	17	1.34	$2.58	17	$2.58
$ 4.27 to $ 4.30	81	0.04	4.27	81	4.27
$ 5.68 to $ 6.56	102	3.56	6.43	102	6.43
$ 8.62 to $ 9.54	279	5.17	9.08	219	9.07
$14.71 to $16.86	262	6.75	16.00	124	16.12
$17.12 to $17.40	203	6.91	17.19	93	17.25
$18.46 to $18.46	1,050	7.65	18.46	329	18.46
$20.16 to $20.58	80	7.76	20.37	27	20.34
$21.25 to $21.25	120	8.31	21.25	24	21.25
$25.96 to $25.96	80	9.30	25.96	—	—

	2,274			1,016

The table below summarizes the activity for the Company’s restricted stock issued and outstanding at December 31, 2017, 2016 and 2015 and changes during the years then ended:

	2017	2016	2015
	(In thousands)
Beginning of year	958	975	514
Issued	232	244	704
Vested	(45)	(256)	(204)
Forfeited	—	(5)	(39)

End of year	1,145	958	975

Amount of expense for twelve months ended	$5,237	$4,049	$2,511

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the weighted-average remaining contractual life of 3.14 years, was approximately $12.9 million as of December 31, 2017.

15. Non-Interest Expense

The table below shows the components of non-interest expense for years ended December 31:

	2017	2016	2015
	(In thousands)
Salaries and employee benefits	$119,369	$101,962	$87,512
Occupancy and equipment	30,611	26,129	25,967
Data processing expense	11,998	10,499	10,774
Other operating expenses:
Advertising	3,203	3,332	2,986
Merger and acquisition expenses	25,743	433	4,800
FDIC loss share buy-out expense	—	3,849	—
Amortization of intangibles	4,207	3,132	4,079
Electronic banking expense	6,662	5,742	5,166
Directors’ fees	1,259	1,150	1,071
Due from bank service charges	1,602	1,354	1,096
FDIC and state assessment	5,239	5,491	5,287
Insurance	2,512	2,193	2,542
Legal and accounting	2,993	2,206	2,028
Other professional fees	5,359	4,049	3,226
Operating supplies	1,978	1,758	1,880
Postage	1,184	1,084	1,196
Telephone	1,374	1,751	1,917
Other expense	14,915	15,641	16,028

Total other operating expenses	78,230	53,165	53,302

Total non-interest expense	$240,208	$191,755	$177,555

16. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings 401(k) plan in which substantially all employees may participate. The Company matches employees’ contributions based on a percentage of salary contributed by participants. While the plan also allows for discretionary employer contributions, no discretionary contributions were made for the years ended 2017, 2016 and 2015. The Company’s expense for the plan was approximately $1.6 million, $1.4 million and $1.2 million in 2017, 2016 and 2015, respectively, which is included in salaries and employee benefits expense.

Chairman’s Retirement Plan

On April 20, 2007, the Company’s Board of Directors approved a Chairman’s Retirement Plan for John W. Allison, the Company’s Chairman. The Chairman’s Retirement Plan provides a supplemental retirement benefit of $250,000 a year for 10 consecutive years or until Mr. Allison’s death, whichever occurs later. During 2011, Mr. Allison reached the age of 65 and became 100% vested in the plan. Therefore, he began receiving the supplemental retirement benefit due to him. He received $250,000 of this benefit during 2017, 2016 and 2015, respectively. An expense of approximately $148,000, $155,000 and $163,000 was accrued for 2017, 2016 and 2015 for this plan, respectively.

17. Related Party Transactions

In the ordinary course of business, loans may be made to officers and directors and their affiliated companies at substantially the same terms as comparable transactions with other borrowers. At December 31, 2017 and 2016, related party loans were approximately $57.1 million and $51.6 million, respectively. New loans and advances on prior commitments made to the related parties were $12.0 million and $5.0 million for the years ended December 31, 2017 and 2016, respectively. Repayments of loans made by the related parties were $6.0 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, directors, officers, and other related interest parties had demand, non-interest-bearing deposits of approximately $2.0 million and $849,000, respectively, savings and interest-bearing transaction accounts of approximately $10.3 million and $25.9 million, respectively, and time certificates of deposit of approximately $445,000 and $957,000, respectively.

During each of 2017, 2016 and 2015, rent expense totaling approximately $100,000 was paid to related parties.

In September 2017, the Company purchased a used airplane that was formerly owned by Capital Buyers, a company owned by the Company’s Chairman, John W. Allison, for a cash purchase price of $3.3 million. The purchase price paid by the Company was determined based on an independent third party appraisal.

In May 2017, the Company sold its 50% interest in the previous airplane to the unaffiliated third party with whom the Company co-owned that plane. Prior to such sale, the Company and the third party each contributed $50,000 annually, and our Chairman, Mr. Allison, contributed $25,000 annually, toward the fixed cost of the plane. Each of us, the Company, the third party and Mr. Allison, shared an aggregate time allotment for use of the plane, split 40%, 40% and 20%, respectively. Any user that went over its or his time allotment was billed at a rate of $600 per hour. The Company continues to lease a hangar from Mr. Allison for an aggregate annual rent of $9,000.

18. Leases

The Company leases certain premises and equipment under noncancelable operating leases with terms up to 21 years which are charged to expense over the lease term as it becomes payable. The Company’s leases do not have rent holidays. In addition, any rent escalations are tied to the consumer price index or contain nominal increases and are not included in the calculation of current lease expense due to the immaterial amount. At December 31, 2017, the minimum rental commitments under these noncancelable operating leases are as follows (in thousands):

2018	$8,543
2019	7,811
2020	7,167
2021	5,685
2022	4,182
Thereafter	28,799

$62,187

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

Although the Company has a diversified loan portfolio, at December 31, 2017 and 2016, commercial real estate loans represented 61.8% and 59.1% of total loans receivable, respectively, and 289.6% and 328.9% of total stockholders’ equity, respectively. Residential real estate loans represented 23.3% and 23.0% of total loans receivable and 109.4% and 127.8% of total stockholders’ equity at December 31, 2017 and 2016, respectively.

Approximately 90.4% of the Company’s total loans and 90.8% of the Company’s real estate loans as of December 31, 2017, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At December 31, 2017 and 2016, commitments to extend credit of $2.38 billion and $1.82 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at December 31, 2017 and 2016, is $70.5 million and $41.1 million, respectively.

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

Available-for-sale securities are the only material instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of December 31, 2017 and 2016, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2017, 2016 and 2015.

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

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $72.5 million and $91.5 million as of December 31, 2017 and 2016, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $662,000 and $954,000 of accrued interest receivable when impaired loans were put on non-accrual status during the years ended December 31, 2017 and 2016, respectively.

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of December 31, 2017 and 2016, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $18.9 million and $16.0 million, respectively.

Foreclosed assets held for sale with a carrying value of approximately $1.2 million were remeasured during year ended December 31, 2017, resulting in a write-down of approximately $636,000.

Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	December 31, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$635,933	$635,933	1
Federal funds sold	24,109	24,109	1
Investment securities – held-to-maturity	224,756	227,539	2
Loans receivable, net of impaired loans and allowance	10,148,470	10,055,901	3
Accrued interest receivable	45,708	45,708	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,385,252	$2,385,252	1
Savings and interest-bearing transaction accounts	6,476,819	6,476,819	1
Time deposits	1,526,431	1,514,670	3
Securities sold under agreements to repurchase	147,789	147,789	1
FHLB and other borrowed funds	1,299,188	1,299,961	2
Accrued interest payable	5,583	5,583	1
Subordinated debentures	368,031	379,146	3

	December 31, 2016
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$216,649	$216,649	1
Federal funds sold	1,550	1,550	1
Investment securities – held-to-maturity	284,176	287,038	2
Loans receivable, net of impaired loans and allowance	7,216,199	7,131,199	3
Accrued interest receivable	30,838	30,838	1
Financial liabilities:
Deposits:
Demand and non-interest bearing	$1,695,184	$1,695,184	1
Savings and interest-bearing transaction accounts	3,963,241	3,963,241	1
Time deposits	1,284,002	1,275,634	3
Securities sold under agreements to repurchase	121,290	121,290	1
FHLB and other borrowed funds	1,305,198	1,311,280	2
Accrued interest payable	1,920	1,920	1
Subordinated debentures	60,826	60,826	3

22. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During 2017, the Company requested approximately $86.7 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 57.5% of the Company’s banking subsidiary’s year-to-date 2017 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2017, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of December 31, 2017, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 10.86%, 9.98%, 11.48%, and 15.05%, respectively, as of December 31, 2017.

The Company’s actual capital amounts and ratios along with the Company’s bank subsidiary are presented in the following table.

	Actual		Minimum Capital Requirement – Basel III Phase-In Schedule		Minimum Capital Requirement – Basel III Fully Phased-In		Minimum To Be Well-Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
As of December 31, 2017
Common equity Tier 1 capital ratios:
Home BancShares	$1,240,822	10.86%	$656,973	5.750%	$799,793	7.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	656,243	5.750	798,905	7.00		741,840	6.50
Leverage ratios:
Home BancShares	$1,311,520	9.98%	$525,659	4.000%	$525,659	4.00%	$	N/A	N/A	%
Centennial Bank	1,546,451	11.76	526,004	4.000	526,004	4.00		657,505	5.00
Tier 1 capital ratios:
Home BancShares	$1,311,520	11.48%	$828,268	7.250%	$971,073	8.50%	$	N/A	N/A	%
Centennial Bank	1,546,451	13.55	827,437	7.250	970,098	8.50		913,034	8.00
Total risk-based capital ratios:
Home BancShares	$1,719,118	15.05%	$1,056,601	9.250%	$1,199,385	10.50%	$	N/A	N/A	%
Centennial Bank	1,656,717	14.52	1,055,415	9.250	1,198,039	10.50		1,140,990	10.00
As of December 31, 2016
Common equity Tier 1 capital ratios:
Home BancShares	$938,754	11.30%	$425,762	5.125%	$581,529	7.00%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	424,882	5.125	580,326	7.00		538,875	6.50
Leverage ratios:
Home BancShares	$997,754	10.63%	$375,448	4.000%	$375,448	4.00%	$	N/A	N/A	%
Centennial Bank	920,232	9.81	375,222	4.000	375,222	4.00		469,028	5.00
Tier 1 capital ratios:
Home BancShares	$997,754	12.01%	$550,385	6.625%	$706,154	8.50%	$	N/A	N/A	%
Centennial Bank	920,232	11.10	549,238	6.625	704,682	8.50		663,230	8.00
Total risk-based capital ratios:
Home BancShares	$1,077,756	12.97%	$716,704	8.625%	$872,509	10.50%	$	N/A	N/A	%
Centennial Bank	1,000,234	12.07	714,749	8.625	870,129	10.50		828,694	10.00

23. Additional Cash Flow Information

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

The following is summary of the Company’s additional cash flow information during the years ended December 31:

	2017	2016	2015
	(In thousands)
Interest paid	$61,930	$30,463	$21,040
Income taxes paid	124,830	81,900	79,740
Assets acquired by foreclosure	10,318	10,957	19,874

24. Condensed Financial Information (Parent Company Only)

Condensed Balance Sheets

	December 31,
(In thousands)	2017	2016
Assets
Cash and cash equivalents	$44,046	$53,589
Investment securities	2,831	7,873
Investments in wholly-owned subsidiaries	2,509,375	1,307,811
Investments in unconsolidated subsidiaries	2,201	1,826
Premises and equipment	7,026	7,126
Other assets	12,530	12,107

Total assets	$2,578,009	$1,390,332

Liabilities
Subordinated debentures	$368,031	$60,826
Other liabilities	5,687	2,016

Total liabilities	373,718	62,842

Stockholders’ Equity
Common stock	1,736	1,405
Capital surplus	1,675,318	869,737
Retained earnings	530,658	455,948
Accumulated other comprehensive income (loss)	(3,421)	400

Total stockholders’ equity	2,204,291	1,327,490

Total liabilities and stockholders’ equity	$2,578,009	$1,390,332

Condensed Statements of Income

	Years Ended December 31,
(In thousands)	2017	2016	2015
Income
Dividends from banking subsidiary	$86,695	$44,623	$76,168
Other income	2,241	608	51

Total income	88,936	45,231	76,219
Expenses	26,634	12,514	8,387

Income before income taxes and equity in undistributed net income of subsidiaries	62,302	32,717	67,832
Tax benefit for income taxes	8,826	4,787	3,048

Income before equity in undistributed net income of subsidiaries	71,128	37,504	70,880
Equity in undistributed net income of subsidiaries	63,955	139,642	67,319

Net income	$135,083	$177,146	$138,199

Condensed Statements of Cash Flows

	Years Ended December 31,
(In thousands)	2017	2016	2015
Cash flows from operating activities
Net income	$135,083	$177,146	$138,199
Items not requiring (providing) cash
Depreciation	213	141	—
Amortization/(accretion)	612	176	—
Share-based compensation	6,705	6,628	3,925
Tax benefit from stock options exercised	—	(4,154)	(605)
(Gain) loss on assets	(2,393)	(410)
Equity in undistributed income of subsidiaries	(63,955)	(139,642)	(67,319)
Changes in other assets	(10,748)	5,888	5,308
Changes in other liabilities	14,202	(6,694)	(576)

Net cash provided by (used in) operating activities	79,719	39,079	78,932

Cash flows from investing activities
Purchases of premises and equipment, net	(4,075)	(7,273)	(5,927)
Proceeds from sale of premises and equipment, net	3,957	3,293	—
Capital contribution to subsidiary	(250,000)	(24)	—
Purchase of Florida Business BancGroup, Inc.	—	—	(17,445)
Purchase of Giant Holdings, Inc.	(16,591)	—	—
Purchase of Bank of Commerce	(4,175)	—	—
Disposition of RCA Air, LLC	382	—	—
Purchase of Stonegate Bank	(40,649)	—	—
Proceeds from sale of investment securities	5,629	2,104	—
Purchase of investment securities	—	—	(6,946)

Net cash provided by (used in) investing activities	(305,522)	(1,900)	(30,318)

Cash flows from financing activities
Proceeds from exercise of stock options	1,082	1,495	389
Common stock issuance costs – market acquisitions	(825)	—	(60)
Tax benefit from stock options exercised	—	4,154	605
Repurchase of common stock	(20,825)	(9,817)	(2,015)
Proceeds from issuance of subordinated debt	297,201	—	—
Dividends paid	(60,373)	(48,096)	(37,580)

Net cash provided by (used in) financing activities	216,260	(52,264)	(38,661)

Increase (decrease) in cash and cash equivalents	(9,543)	(15,085)	9,953
Cash and cash equivalents, beginning of year	53,589	68,674	58,721

Cash and cash equivalents, end of year	$44,046	$53,589	$68,674

25. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. ASU 2014-10’s effective date and transition provisions are aligned with the requirements in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-12’s effective date and transition provisions are aligned with the requirements in ASU 2014-09

The guidance issued in ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12 permit two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company has adopted the new standard effective January 1, 2018. Management evaluated the impact of the adoption of this guidance to the Company’s financial statements, and does not anticipate the guidance to have a material effect on the Company’s financial position or results of operations as the Company’s equity investments are immaterial. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. The current accounting policies and procedures have been adjusted to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 21.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted for all entities. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and doesn’t expect to early adopt. The impact is not expected to have a material effect on the Company’s financial position or results of operations as the Company does not have a material amount of lease agreements. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 18 “Leases” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the amendments effective January 1, 2017. The Company has a stock-based compensation plan for which the ASU 2016-09 guidance results in the associated excess tax benefits or deficiencies being recognized as tax expense or benefit in the income statement instead of the previous accounting treatment, which requires excess tax benefits to be recognized as an adjustment to additional paid-in capital and excess tax deficiencies to be recognized as either an offset to accumulated excess tax benefits, if any, or to the income statement. In addition, such amounts are now classified as an operating activity in the statement of cash flows instead of the current accounting treatment, which required it to be classified as both an operating and a financing activity. The Company’s stock-based compensation plan has not historically generated material amounts of excess tax benefits or deficiencies and, therefore, the Company has not experienced a material change in the Company’s financial position or results of operations as a result of the adoption and implementation of ASU 2016-09. For additional information on the stock-based compensation plan, see Note 14.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements; however, the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and has developed an in-house data warehouse, developed asset quality forecast models and evaluated potential software vendors in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on our financial position or financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary under ASC 810 and (2) control of the asset is transferred in accordance with ASC 606. The entity therefore has to consider repurchase agreements (e.g., a call option to repurchase the ownership interest in a subsidiary) in its assessment and may not be able to derecognize the nonfinancial assets, even though it no longer has a controlling financial interest in a subsidiary in accordance with ASC 810. The ASU illustrates the application of this guidance in ASC 610-20-55-15 and 55-16. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on our financial position or financial statement disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on our financial position or financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance effective January 1, 2018. The Company does not anticipate any modifications to its existing awards and therefore the adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, ASU 2017-11 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2017-12 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact, if any, ASU 2018-02 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2019.

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

Changes in Internal Control Over Financial Reporting

The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer regularly review our internal controls and procedures and make changes intended to ensure the quality of our financial reporting. On September 26, 2017, we completed our acquisition of Stonegate Bank, and as a result, we extended our oversight and monitoring processes that support our internal control over financial reporting during the fourth quarter of 2017, to include the operations of Stonegate. Otherwise, there were no changes in our internal control over financial reporting during the Company’s fourth quarter of its 2017 fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

No items are reportable.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A.

Item 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A, except as set forth below.

We currently maintain a compensation plan, the Home BancShares, Inc. Amended and Restated 2006 Stock Option and Performance Incentive Plan, which provides for the issuance of stock-based compensation to directors, officers and other employees. This plan has been approved by the stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plan as of December 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by the stockholders	2,274,081	$16.23	2,318,850
Equity compensation plans not approved by the stockholders	—	—	—

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference from the Company’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 19, 2018, to be filed pursuant to Regulation 14A.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(a)	1 and 2. Financial Statements and any Financial Statement Schedules

The financial statements and financial statement schedules listed in the accompanying index to the consolidated financial statements and financial statement schedules are filed as part of this report.

(b) Listing of Exhibits.

Exhibit No.

2.1	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated June 25, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on June 27, 2013)

2.2	First Amendment to Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Liberty Bancshares, Inc., Liberty Bank of Arkansas and Acquisition Sub dated July 31, 2013 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on August 2, 2013)

2.3	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, and Florida Traditions Bank dated April 25, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on April 28, 2014)

2.4	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Broward Financial Holdings, Inc., Broward Bank of Commerce and HOMB Acquisition Sub II, Inc. dated July 30, 2014 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on July 31, 2014)

2.5	Purchase and Assumption Agreement Between Banco Popular de Puerto Rico and Centennial Bank, dated as of February 18, 2015 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on March 4, 2015)

2.6	Purchase and Assumption Agreement all Deposits among Federal Deposit Insurance Corporation, Receiver of Doral Bank. San Juan Puerto Rico, Puerto Rico Federal Deposit Insurance Corporation and Banco Popular de Puerto Rico, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.25 to Banco Popular de Puerto Rico’s Annual Report on Form 10-K for the year ended December 31, 2014, filed by Banco Popular de Puerto Rico on March 2, 2015 (Commission File No. 001-34084))

2.7	Agreement and Plan of Merger among Home Bancshares, Inc., Centennial Bank, Florida Business BancGroup, Inc. and Bay Cities Bank (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on June 22, 2015)

2.8	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated November 7, 2016. (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K/A filed on November 10, 2016)

2.9	Amendment to Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank, Giant Holdings, Inc., and Landmark Bank, N.A., dated December 7, 2016. (incorporated by reference to Appendix A of Home BancShares’s registration statement on Form S-4 (File No. 333-214957), as amended)

2.10	Acquisition Agreement By and Between Home BancShares, Inc. and Bank of Commerce Holdings, Inc., dated December 1, 2016 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on December 7, 2016)

2.11	Agreement and Plan of Merger by and among Home BancShares, Inc., Centennial Bank and Stonegate Bank, dated March 27, 2017 (incorporated by reference to Exhibit 2.1 of Home BancShares’s Current Report on Form 8-K filed on March 27, 2017)

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

12.1	Computation of Ratios of Earnings to Fixed Charges*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOME BANCSHARES, INC.

By:	/s/ C. Randall Sims
C. Randall Sims Chief Executive Officer

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated as of February 27, 2018.

/s/ John W. Allison John W. Allison Chairman of the Board of Directors	/s/ C. Randall Sims C. Randall Sims Chief Executive Officer, President and Director (Principal Executive Officer)	/s/ Brian S. Davis Brian S. Davis Chief Financial Officer, Treasurer and Director (Principal Financial Officer)

/s/ Milburn Adams Milburn Adams Director	/s/ Robert H. Adcock, Jr. Robert H. Adcock, Jr. Vice Chairman of the Board of Directors	/s/ Richard H. Ashley Richard H. Ashley Director

/s/ Mike Beebe Mike Beebe Director	/s/ Jack E. Engelkes Jack E. Engelkes Director	/s/ Tracy M. French Tracy M. French Director

/s/ Karen Garrett Karen Garrett Director	/s/ James G. Hinkle James G. Hinkle Director	/s/ Alex R. Lieblong Alex R. Lieblong Director

/s/ Thomas J. Longe Thomas J. Longe Director	/s/ Jim Rankin, Jr. Jim Rankin, Jr. Director	/s/ Jennifer C. Floyd Jennifer C. Floyd Chief Accounting Officer and Investor Relations Officer (Principal Accounting Officer)