Form 10-Q
period 2018-03-31
HOME BANCSHARES INC
filed 2018-05-07
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

Common Stock Issued and Outstanding: 173,371,669 shares as of May 7, 2018.

HOME BANCSHARES, INC.

FORM 10-Q

March  31, 2018

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

All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by this Cautionary Note. Our actual results may differ significantly from those we discuss in these forward-looking statements. For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, see the “Risk Factors” sections of our Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$185,479	$166,915
Interest-bearing deposits with other banks	325,122	469,018

Cash and cash equivalents	510,601	635,933
Federal funds sold	1,825	24,109
Investment securities – available-for-sale	1,693,018	1,663,517
Investment securities – held-to-maturity	213,731	224,756
Loans receivable	10,325,736	10,331,188
Allowance for loan losses	(110,212)	(110,266)

Loans receivable, net	10,215,524	10,220,922
Bank premises and equipment, net	235,607	237,439
Foreclosed assets held for sale	20,134	18,867
Cash value of life insurance	147,424	146,866
Accrued interest receivable	45,361	45,708
Deferred tax asset, net	78,328	76,564
Goodwill	927,949	927,949
Core deposit and other intangibles	47,726	49,351
Other assets	186,001	177,779

Total assets	$14,323,229	$14,449,760

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,473,602	$2,385,252
Savings and interest-bearing transaction accounts	6,437,408	6,476,819
Time deposits	1,485,605	1,526,431

Total deposits	10,396,615	10,388,502
Securities sold under agreements to repurchase	150,315	147,789
FHLB and other borrowed funds	1,115,061	1,299,188
Accrued interest payable and other liabilities	54,845	41,959
Subordinated debentures	368,212	368,031

Total liabilities	12,085,048	12,245,469

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2018 and 2017; shares issued and outstanding 173,603,132 in 2018 and 173,632,983 in 2017	1,736	1,736
Capital surplus	1,671,141	1,675,318
Retained earnings	585,586	530,658
Accumulated other comprehensive loss	(20,282)	(3,421)

Total stockholders’ equity	2,238,181	2,204,291

Total liabilities and stockholders’ equity	$14,323,229	$14,449,760

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
	(Unaudited)
Interest income:
Loans	$148,065	$105,762
Investment securities
Taxable	8,970	5,478
Tax-exempt	3,006	2,944
Deposits – other banks	929	308
Federal funds sold	6	2

Total interest income	160,976	114,494

Interest expense:
Interest on deposits	14,806	5,486
Federal funds purchased	1	—
FHLB and other borrowed funds	4,580	3,589
Securities sold under agreements to repurchase	376	165
Subordinated debentures	5,004	439

Total interest expense	24,767	9,679

Net interest income	136,209	104,815
Provision for loan losses	1,600	3,914

Net interest income after provision for loan losses	134,609	100,901

Non-interest income:
Service charges on deposit accounts	6,075	5,982
Other service charges and fees	10,155	8,917
Trust fees	446	456
Mortgage lending income	2,657	2,791
Insurance commissions	679	545
Increase in cash value of life insurance	654	310
Dividends from FHLB, FRB, Bankers’ Bank & other	877	1,149
Gain on acquisitions	—	3,807
Gain on sale of SBA loans	182	188
Gain (loss) on sale of branches, equipment and other assets, net	7	(56)
Gain (loss) on OREO, net	405	121
Gain (loss) on securities, net	—	423
Other income	3,668	1,837

Total non-interest income	25,805	26,470

Non-interest expense:
Salaries and employee benefits	35,014	27,421
Occupancy and equipment	8,983	6,681
Data processing expense	3,986	2,723
Other operating expenses	15,397	18,316

Total non-interest expense	63,380	55,141

Income before income taxes	97,034	72,230
Income tax expense	23,970	25,374

Net income	$73,064	$46,856

Basic earnings per share	$0.42	$0.33

Diluted earnings per share	$0.42	$0.33

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)
Net income available to all stockholders	$73,064	$46,856
Net unrealized gain (loss) on available-for-sale securities	(21,633)	1,428
Less: reclassification adjustment for realized (gains) losses included in income	—	(423)

Other comprehensive income (loss), before tax effect	(21,633)	1,005
Tax effect on other comprehensive (loss) income	5,762	(395)

Other comprehensive income (loss)	(15,871)	610

Comprehensive income	$57,193	$47,466

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2018 and 2017

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	46,856	—	46,856
Other comprehensive income (loss)	—	—	—	610	610
Net issuance of 91,081 shares of common stock from exercise of stock options	1	101	—	—	102
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Share-based compensation net issuance of 140,500 shares of restricted common stock	1	1,854	—	—	1,855
Cash dividends – Common Stock, $0.0900 per share	—	—	(12,662)	—	(12,662)

Balances at March 31, 2017 (unaudited)	$1,434	$948,982	$490,142	$1,010	$1,441,568
Comprehensive income:
Net income	—	—	88,227	—	88,227
Other comprehensive income (loss)	—	—	—	(4,431)	(4,431)
Net issuance of 94,035 shares of common stock from exercise of stock options	1	979	—	—	980
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 857,800 shares of common stock	(9)	(20,816)	—	—	(20,825)
Share-based compensation net issuance of 91,266 shares of restricted common stock	1	4,849	—	—	4,850
Cash dividends – Common Stock, $0.3100 per share	—		(47,711)	—	(47,711)

Balances at December 31, 2017	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net Income	—	—	73,064	—	73,064
Other comprehensive income (loss)	—	—	—	(15,871)	(15,871)
Net issuance of 142,116 shares of common stock from exercise of stock options	1	899	—	—	900
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 303,637 shares of common stock	(3)	(7,111)	—	—	(7,114)
Share-based compensation net issuance of 147,000 shares of restricted common stock	2	2,035	—	—	2,037
Cash dividends – Common Stock, $0.1100 per share	—	—	(19,126)	—	(19,126)

Balances at March 31, 2018 (unaudited)	$1,736	$1,671,141	$585,586	$(20,282)	$2,238,181

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2018	2017
	(Unaudited)
Operating Activities
Net income	$73,064	$46,856
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,317	2,674
Amortization/(accretion)	5,127	3,724
Share-based compensation	2,037	1,855
(Gain) loss on assets	1,962	(833)
Gain on acquisitions	—	(3,807)
Provision for loan losses	1,600	3,914
Deferred income tax effect	3,998	2,130
Increase in cash value of life insurance	(654)	(310)
Originations of mortgage loans held for sale	(72,636)	(78,691)
Proceeds from sales of mortgage loans held for sale	80,250	84,244
Changes in assets and liabilities:
Accrued interest receivable	347	(244)
Indemnification and other assets	(8,219)	(1,645)
Accrued interest payable and other liabilities	12,886	3,012

Net cash provided by (used in) operating activities	103,079	62,879

Investing Activities
Net (increase) decrease in federal funds sold	22,284	(150)
Net (increase) decrease in loans, excluding purchased loans	(10,724)	(29,229)
Purchases of investment securities – available-for-sale	(141,812)	(206,216)
Proceeds from maturities of investment securities – available-for-sale	86,674	39,615
Proceeds from sale of investment securities – available-for-sale	809	15,538
Purchases of investment securities – held-to-maturity	—	(163)
Proceeds from maturities of investment securities – held-to-maturity	10,899	7,411
Proceeds from foreclosed assets held for sale	3,391	6,165
Proceeds from sale of SBA Loans	2,837	4,170
Purchases of premises and equipment, net	(3,941)	(5,636)
Return of investment on cash value of life insurance	—	592
Net cash proceeds (paid) received – market acquisitions	—	41,363

Net cash provided by (used in) investing activities	(29,583)	(126,540)

Financing Activities
Net increase (decrease) in deposits, excluding deposits acquired	8,113	181,025
Net increase (decrease) in securities sold under agreements to repurchase	2,526	2,503
Net increase (decrease) in FHLB and other borrowed funds	(184,127)	93,328
Proceeds from exercise of stock options	900	102
Repurchase of common stock	(7,114)	—
Common stock issuance costs – market acquisitions	—	(195)
Tax benefits from stock options exercised	—	—
Dividends paid on common stock	(19,126)	(12,662)

Net cash provided by (used in) financing activities	(198,828)	264,101

Net change in cash and cash equivalents	(125,332)	200,440
Cash and cash equivalents – beginning of year	635,933	216,649

Cash and cash equivalents – end of period	$510,601	$417,089

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

Interim financial information

The accompanying unaudited consolidated financial statements as of March 31, 2018 and 2017 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for each respective period presented. Such adjustments are of a normal recurring nature. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter or for the full year. The interim financial information should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2017 Form 10-K, filed with the Securities and Exchange Commission.

Revenue Recognition.

Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

•	Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•	Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on an agreed upon contract with Mastercard. The Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.

•	Mortgage lending income – This represents fee income on secondary market lending which is accounted for under ASC Topic 310 and transfer of loans based on a “bid” agreement with the investor which is accounted for under ASC Topic 860, Transfers and Servicing.

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$73,064	$46,856

Average shares outstanding	173,761	141,785
Effect of common stock based compensation	622	707

Average diluted shares outstanding	174,383	142,492

Basic earnings per share	$0.42	$0.33
Diluted earnings per share	0.42	0.33

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

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate which was 39.225% at the time of acquisition.

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

The acquisition of BOC was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by BCHI with the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The sale of BOC by BCHI was subject to certain bidding procedures approved by the Bankruptcy Court, under which the Company submitted an initial bid to purchase the outstanding shares of BOC and was deemed to be the successful bidder after a subsequent auction was held. The Bankruptcy Court entered a final order on December 9, 2016 approving the sale of BOC to the Company pursuant to and in accordance with the acquisition agreement.

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

Investment securities – Investment securities were acquired from BOC with an $113,000 adjustment to market value based upon quoted market prices.

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

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate which was 39.225% at the time of acquisition.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $270,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of BOC’s certificates of deposits was estimated to be above the current market rates.

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

Acquisition of Giant Holdings, Inc.

On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

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

Deferred tax asset – The current and deferred income tax assets and liabilities are recorded to reflect the differences in the carrying values of the acquired assets and assumed liabilities for financial reporting purposes and the cost basis for federal income tax purposes, at the Company’s statutory federal and state income tax rate which was 39.225% at the time of acquisition.

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

Deposits – The fair values used for the demand and savings deposits that comprise the transaction accounts acquired, by definition equal the amount payable on demand at the acquisition date. The $324,000 fair value adjustment applied for time deposits was because the weighted-average interest rate of GHI’s certificates of deposits was estimated to be above the current market rates.

FHLB borrowed funds – The fair value of FHLB borrowed funds is estimated based on borrowing rates currently available to the Company for borrowings with similar terms and maturities.

Accrued interest payable and other liabilities – The fair value used represents the adjustments of certain estimated liabilities from GHI.

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	March 31, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$395,309	$937	$(4,159)	$392,087
Residential mortgage-backed securities	515,792	441	(11,852)	504,381
Commercial mortgage-backed securities	517,551	71	(12,883)	504,739
State and political subdivisions	253,766	2,224	(3,141)	252,849
Other securities	37,821	1,458	(317)	38,962

Total	$1,720,239	$5,131	$(32,352)	$1,693,018

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$4,043	$—	$(14)	$4,029
Residential mortgage-backed securities	54,057	27	(1,055)	53,029
Commercial mortgage-backed securities	15,970	23	(268)	15,725
State and political subdivisions	139,661	1,818	(130)	141,349

Total	$213,731	$1,868	$(1,467)	$214,132

	December 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540

Total	$1,669,147	$6,777	$(12,407)	$1,663,517

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362

Total	$224,756	$3,267	$(484)	$227,539

Assets, principally investment securities, having a carrying value of approximately $1.19 and $1.18 billion at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $150.3 and $147.8 million at March 31, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at March 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$294,998	$292,191	$60,454	$61,310
Due after one year through five years	936,617	922,056	91,149	91,000
Due after five years through ten years	367,552	360,108	12,183	12,006
Due after ten years	121,072	118,663	49,945	49,816

Total	$1,720,239	$1,693,018	$213,731	$214,132

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended March 31, 2018, approximately $809,000 in available-for-sale securities were sold. No realized gains or losses were recorded on the sales for the three month period ended March 31, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts.

During the three-month period ended March 31, 2017, approximately $15.2 million, in available-for-sale securities were sold. The gross realized gains on the sales for the three month period ended March 31, 2017 totaled approximately $423,000. The income tax expense/benefit to net security gains and losses was 39.225% of the gross amounts.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations the Company follows the requirements of FASB ASC 320, Investments - Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost basis, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the three-month period ended March 31, 2018, no securities were deemed to have other-than-temporary impairment.

For the three months ended March 31, 2018, the Company had investment securities with approximately $9.3 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 71.6% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$215,209	$(3,024)	$44,139	$(1,149)	$259,348	$(4,173)
Residential mortgage-backed securities	406,785	(9,538)	101,902	(3,369)	508,687	(12,907)
Commercial mortgage-backed securities	367,845	(9,635)	115,292	(3,516)	483,137	(13,151)
State and political subdivisions	102,212	(2,278)	20,638	(993)	122,850	(3,271)
Other securities	—	—	9,767	(317)	9,767	(317)

Total	$1,092,051	$(24,475)	$291,738	$(9,344)	$1,383,789	$(33,819)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$234,213	$(1,288)	$40,122	$(709)	$274,335	$(1,997)
Residential mortgage-backed securities	389,541	(3,656)	99,989	(1,665)	489,530	(5,321)
Commercial mortgage-backed securities	314,301	(2,343)	120,365	(2,127)	434,666	(4,470)
State and political subdivisions	41,299	(331)	20,980	(470)	62,279	(801)
Other securities	—	—	9,852	(302)	9,852	(302)

Total	$979,354	$(7,618)	$291,308	$(5,273)	$1,270,662	$(12,891)

Income earned on securities for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Taxable:
Available-for-sale	$8,465	$4,794
Held-to-maturity	505	684
Non-taxable:
Available-for-sale	1,349	1,547
Held-to-maturity	1,657	1,397

Total	$11,976	$8,422

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,658,209	$4,600,117
Construction/land development	1,641,834	1,700,491
Agricultural	81,151	82,229
Residential real estate loans
Residential 1-4 family	1,915,346	1,970,311
Multifamily residential	464,194	441,303

Total real estate	8,760,734	8,794,451
Consumer	40,842	46,148
Commercial and industrial	1,324,173	1,297,397
Agricultural	50,770	49,815
Other	149,217	143,377

Total loans receivable	$10,325,736	$10,331,188

During the three-month period ended March 31, 2018, the Company sold $2.7 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $182,000. During the three-month period ended March 31, 2017, the Company sold $4.0 million of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $188,000.

Mortgage loans held for sale of approximately $36.7 million and $44.3 million at March 31, 2018 and December 31, 2017, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at March 31, 2018 and December 31, 2017 were not material.

The Company had $3.23 billion of purchased loans, which includes $137.4 million of discount for credit losses on purchased loans, at March 31, 2018. The Company had $49.4 million and $88.0 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of March 31, 2018. The Company had $3.46 billion of purchased loans, which includes $146.6 million of discount for credit losses on purchased loans, at December 31, 2017. The Company had $51.9 million and $94.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2017.

5. Allowance for Loan Losses, Credit Quality and Other

The Company’s allowance for loan loss as March 31, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of March 31, 2018, charge-offs of $2.2 million have been taken against the storm-related provision for loan losses.

The following table presents a summary of changes in the allowance for loan losses:

Three Months Ended March 31, 2018
(In thousands)
Allowance for loan losses:
Beginning balance	$110,266
Loans charged off	(2,540)
Recoveries of loans previously charged off	886

Net loans recovered (charged off)	(1,654)

Provision for loan losses	1,600

Balance, March 31, 2018	$110,212

The following tables present the balance in the allowance for loan losses for the three-month period ended March 31, 2018, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of March 31, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended March 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(8)	(447)	(779)	(814)	(492)	—	(2,540)
Recoveries of loans previously charged off	30	101	361	98	296	—	886

Net loans recovered (charged off)	22	(346)	(418)	(716)	(196)	—	(1,654)
Provision for loan losses	(261)	1,238	(474)	1,617	109	(629)	1,600

Balance, March 31	$20,104	$44,831	$23,614	$16,193	$3,247	$2,223	$110,212

	As of March 31, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,173	$686	$159	$1,590	$—	$—	$3,608
Loans collectively evaluated for impairment	18,872	43,667	22,617	14,304	3,236	2,223	104,919

Loans evaluated for impairment balance, March 31	20,045	44,353	22,776	15,894	3,236	2,223	108,527

Purchased credit impaired loans	59	478	838	299	11	—	1,685

Balance, March 31	$20,104	$44,831	$23,614	$16,193	$3,247	$2,223	$110,212

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$20,927	$124,402	$22,379	$33,536	$391	$—	$201,635
Loans collectively evaluated for impairment	1,606,930	4,508,644	2,311,646	1,276,843	238,180	—	9,942,243

Loans evaluated for impairment balance, March 31	1,627,857	4,633,046	2,334,025	1,310,379	238,571	—	10,143,878

Purchased credit impaired loans	13,977	106,314	45,515	13,794	2,258	—	181,858

Balance, March 31	$1,641,834	$4,739,360	$2,379,540	$1,324,173	$240,829	$—	$10,325,736

The following tables present the balances in the allowance for loan losses for the three-month period ended March 31, 2017 and the year ended December 31, 2017, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(207)	(1,464)	(1,891)	(645)	(499)	—	(4,706)
Recoveries of loans previously charged off	199	331	133	182	256	—	1,101

Net loans recovered (charged off)	(8)	(1,133)	(1,758)	(463)	(243)	—	(3,605)
Provision for loan losses	559	1,868	3,481	1,091	(575)	(2,510)	3,914

Balance, March 31	12,073	28,923	18,240	13,384	3,370	4,321	80,311
Loans charged off	(1,425)	(2,285)	(2,089)	(4,933)	(2,033)	—	(12,765)
Recoveries of loans previously charged off	263	711	543	282	585	—	2,384

Net loans recovered (charged off)	(1,162)	(1,574)	(1,546)	(4,651)	(1,448)	—	(10,381)
Provision for loan losses	9,432	16,590	7,812	6,559	1,412	(1,469)	40,336

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

	As of December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,378	$768	$188	$843	$7	$—	$3,184
Loans collectively evaluated for impairment	18,954	42,824	23,341	14,290	3,310	2,852	105,571

Loans evaluated for impairment balance, December 31	20,332	43,592	23,529	15,133	3,317	2,852	108,755

Purchased credit impaired loans	11	347	977	159	17	—	1,511

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,860	$124,124	$20,431	$21,867	$500	$—	$193,782
Loans collectively evaluated for impairment	1,658,519	4,442,201	2,341,081	1,261,161	236,392	—	9,939,354

Loans evaluated for impairment balance, December 31	1,685,379	4,566,325	2,361,512	1,283,028	236,892	—	10,133,136

Purchased credit impaired loans	15,112	116,021	50,102	14,369	2,448	—	198,052

Balance, December 31	$1,700,491	$4,682,346	$2,411,614	$1,297,397	$239,340	$—	$10,331,188

The following is an aging analysis for loans receivable as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,126	$8,043	$14,011	$23,180	$4,635,029	$4,658,209	$5,300
Construction/land development	429	1,000	8,768	10,197	1,631,637	1,641,834	3,278
Agricultural	45	—	276	321	80,830	81,151	—
Residential real estate loans
Residential 1-4 family	3,436	2,216	18,487	24,139	1,891,207	1,915,346	2,451
Multifamily residential	472	—	251	723	463,471	464,194	99

Total real estate	5,508	11,259	41,793	58,560	8,702,174	8,760,734	11,128
Consumer	74	36	196	306	40,536	40,842	27
Commercial and industrial	2,234	1,283	7,321	10,838	1,313,335	1,324,173	2,068
Agricultural and other	1,308	8	179	1,495	198,492	199,987	—

Total	$9,124	$12,586	$49,489	$71,199	$10,254,537	$10,325,736	$13,223

	December 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,331	$1,480	$12,719	$20,530	$4,579,587	$4,600,117	$3,119
Construction/land development	834	13	8,258	9,105	1,691,386	1,700,491	3,247
Agricultural	—	221	19	240	81,989	82,229	—
Residential real estate loans
Residential 1-4 family	9,066	2,013	16,612	27,691	1,942,620	1,970,311	2,175
Multifamily residential	—	—	253	253	441,050	441,303	100

Total real estate	16,231	3,727	37,861	57,819	8,736,632	8,794,451	8,641
Consumer	252	51	171	474	45,674	46,148	26
Commercial and industrial	2,073	1,030	6,528	9,631	1,287,766	1,297,397	1,944
Agricultural and other	288	113	137	538	192,654	193,192	54

Total	$18,844	$4,921	$44,697	$68,462	$10,262,726	$10,331,188	$10,665

Non-accruing loans at March 31, 2018 and December 31, 2017 were $36.3 million and $34.0 million, respectively.

The following is a summary of the impaired loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018
				Three Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$29	$29	$—	$29	$—
Construction/land development	19	19	—	42	—
Agricultural	17	17	—	18	—
Residential real estate loans
Residential 1-4 family	155	155	—	135	3
Multifamily residential	—	—	—	—	—

Total real estate	220	220	—	224	3
Consumer	16	16	—	17	—
Commercial and industrial	202	202	—	154	3
Agricultural and other	—	—	—	—	—

Total loans without a specific valuation allowance	438	438	—	395	6
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	33,188	31,283	676	30,161	371
Construction/land development	13,264	12,208	1,173	12,183	87
Agricultural	540	544	10	414	7
Residential real estate loans
Residential 1-4 family	23,752	20,511	100	19,600	322
Multifamily residential	1,737	1,714	59	1,670	19

Total real estate	72,481	66,260	2,018	64,028	806
Consumer	201	195	—	184	18
Commercial and industrial	23,524	15,885	1,590	14,445	150
Agricultural and other	179	179	—	244	3

Total loans with a specific valuation allowance	96,385	82,519	3,608	78,901	977
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	33,217	31,312	676	30,190	371
Construction/land development	13,283	12,227	1,173	12,225	87
Agricultural	557	561	10	432	7
Residential real estate loans
Residential 1-4 family	23,907	20,666	100	19,735	325
Multifamily residential	1,737	1,714	59	1,670	19

Total real estate	72,701	66,480	2,018	64,252	809
Consumer	217	211	—	201	18
Commercial and industrial	23,726	16,087	1,590	14,599	153
Agricultural and other	179	179	—	244	3

Total impaired loans	$96,823	$82,957	$3,608	$79,296	$983

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing resulting in none of the purchased credit impaired loans being classified as impaired loans as of March 31, 2018.

	December 31, 2017
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

Interest recognized on impaired loans during the three months ended March 31, 2018 and 2017 was approximately $983,000 and $514,000, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$22,426	$568	$—	$22,994
Construction/land development	23,607	—	—	23,607
Agricultural	573	—	—	573
Residential real estate loans
Residential 1-4 family	24,051	661	—	24,712
Multifamily residential	936	—	—	936

Total real estate	71,593	1,229	—	72,822
Consumer	179	2	—	181
Commercial and industrial	14,636	249	—	14,885
Agricultural and other	195	3	—	198

Total risk rated loans	$86,603	$1,483	$—	$88,086

	December 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,933	$518	$—	$21,451
Construction/land development	24,013	204	—	24,217
Agricultural	321	—	—	321
Residential real estate loans
Residential 1-4 family	23,420	564	—	23,984
Multifamily residential	939	—	—	939

Total real estate	69,626	1,286	—	70,912
Consumer	159	9	—	168
Commercial and industrial	12,818	80	—	12,898
Agricultural and other	136	—	—	136

Total risk rated loans	$82,739	$1,375	$—	$84,114

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

The following is a presentation of loans receivable by class and risk rating as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,009	$436	$2,635,934	$1,769,225	$122,506	$22,994	$4,552,104
Construction/land development	25	575	271,278	1,330,942	1,430	23,607	1,627,857
Agricultural	—	—	51,568	27,653	1,148	573	80,942
Residential real estate loans
Residential 1-4 family	807	849	1,438,822	399,975	12,067	24,712	1,877,232
Multifamily residential	—	—	294,675	160,970	212	936	456,793

Total real estate	1,841	1,860	4,692,277	3,688,765	137,363	72,822	8,594,928
Consumer	12,391	724	18,742	7,809	73	181	39,920
Commercial and industrial	22,871	7,175	659,521	576,476	29,451	14,885	1,310,379
Agricultural and other	1,711	3,867	141,820	51,055	—	198	198,651

Total risk rated loans	$38,814	$13,626	$5,512,360	$4,324,105	$166,887	$88,086	10,143,878

Purchased credit impaired loans							181,858

Total loans receivable							$10,325,736

	December 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,015	$558	$2,595,844	$1,745,778	$119,656	$21,451	$4,484,302
Construction/land development	28	583	280,980	1,373,133	6,438	24,217	1,685,379
Agricultural	—	19	53,018	27,515	1,150	321	82,023
Residential real estate loans
Residential 1-4 family	1,140	969	1,414,849	475,619	11,658	23,984	1,928,219
Multifamily residential	—	—	329,070	103,071	213	939	433,293

Total real estate	2,183	2,129	4,673,761	3,725,116	139,115	70,912	8,613,216
Consumer	13,106	808	22,479	8,532	70	168	45,163
Commercial and industrial	20,870	7,543	627,316	592,088	22,313	12,898	1,283,028
Agricultural and other	1,986	3,914	147,323	38,370	—	136	191,729

Total risk rated loans	$38,145	$14,394	$5,470,879	$4,364,106	$161,498	$84,114	10,133,136

Purchased credit impaired loans							198,052

Total loans receivable							$10,331,188

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	15	$15,856	$8,770	$247	$5,502	$14,519
Construction/land development	3	641	555	72	—	627
Agricultural	2	345	282	20	—	302
Residential real estate loans
Residential 1-4 family	17	3,605	1,626	77	1,194	2,897
Multifamily residential	3	1,701	1,327	—	287	1,614

Total real estate	40	22,148	12,560	416	6,983	19,959
Consumer	3	19	—	15	—	15
Commercial and industrial	11	1,201	704	47	—	751

Total	54	$23,368	$13,264	$478	$6,983	$20,725

	December 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627

Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166

Total	62	$26,424	$13,663	$496	$7,039	$21,198

The following is a presentation of TDRs on non-accrual status as of March 31, 2018 and December 31, 2017 because they are not in compliance with the modified terms:

	March 31, 2018		December 31, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$1,189	2	$1,161
Agricultural	1	20	1	22
Residential real estate loans
Residential 1-4 family	6	807	8	850
Multifamily residential	1	152	1	153

Total real estate	9	2,168	12	2,186

Commercial and industrial	1	232	1	—

Total	10	$2,400	13	$2,186

The following is a presentation of total foreclosed assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$8,720	$9,766
Construction/land development	5,292	5,920
Residential real estate loans
Residential 1-4 family	5,660	2,654
Multifamily residential	462	527

Total foreclosed assets held for sale	$20,134	$18,867

The following is a summary of the purchased credit impaired loans acquired in the GHI, BOC and Stonegate acquisitions during 2017 as of the dates of acquisition:

	GHI	BOC	Stonegate
	(In thousands)
Contractually required principal and interest at acquisition	$22,379	$18,586	$98,444
Non-accretable difference (expected losses and foregone interest)	4,462	2,811	23,297

Cash flows expected to be collected at acquisition	17,917	15,775	75,147
Accretable yield	2,071	1,043	11,761

Basis in purchased credit impaired loans at acquisition	$15,846	$14,732	$63,386

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the three-month period ended March 31, 2018 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$41,803	$198,052
Reforecasted future interest payments for loan pools	202	—
Accretion recorded to interest income	(4,670)	4,670
Adjustment to yield	1,589	—
Transfers to foreclosed assets held for sale	—	(870)
Payments received, net	—	(19,994)

Balance at end of period	$38,924	$181,858

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $202,000. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2018 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $1.6 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Goodwill
Balance, beginning of period	$927,949	$377,983
Acquisitions	—	549,966

Balance, end of period	$927,949	$927,949

	March 31, 2018	December 31, 2017
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$49,351	$18,311
Acquisition	—	4,378
Amortization expense	(1,625)	(804)

Balance, March 31	$47,726	21,885

Acquisitions		30,869
Amortization expense		(3,403)

Balance, end of year		$49,351

The carrying basis and accumulated amortization of core deposits and other intangibles at March 31, 2018 and December 31, 2017 were:

	March 31, 2018	December 31, 2017
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(38,899)	(37,274)

Net carrying amount	$47,726	$49,351

Core deposit and other intangible amortization expense was approximately $1.6 million and $804,000 for the three months ended March 31, 2018 and 2017, respectively. Including all of the mergers completed as of December 31, 2017, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2018 through 2022 is approximately: 2018 – $6.6 million; 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million.

The carrying amount of the Company’s goodwill was $927.9 million at March 31, 2018 and December 31, 2017. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of March 31, 2018 and December 31, 2017 other assets were $186.0 million and $177.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $132.4 million and $132.1 million at March 31, 2018 and December 31, 2017, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $23.8 million and $23.9 million at March 31, 2018 and December 31, 2017, respectively. It is not practical to determine the fair value of bank stocks due to restrictions placed on the transferability of Bankers’ Bank stock. Therefore, these are accounted for at cost as cost is considered to approximate fair value due to these securities having no recent trades.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $580.9 million and $636.9 million at March 31, 2018 and December 31, 2017, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.00 billion and $998.3 million at March 31, 2018 and December 31, 2017, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $2.8 million and $1.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, brokered deposits were $962.3 million and $1.03 billion, respectively.

Deposits totaling approximately $1.46 billion and $1.51 billion at March 31, 2018 and December 31, 2017, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At March 31, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $150.3 million and $147.8 million, respectively. For the three-month periods ended March 31, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $152.7 million and $124.1 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of March 31, 2018 and December 31, 2017 is presented in the following tables:

	March 31, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$18,506	$—	$—	$—	$18,506
Mortgage-backed securities	6,565	—	—	—	6,565
State and political subdivisions	101,722	—	—	—	101,722
Other securities	23,522	—	—	—	23,522

Total borrowings	$150,315	$—	$—	$—	$150,315

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,525	$—	$—	$10,000	$21,525
Mortgage-backed securities	21,255	—	—	—	21,255
State and political subdivisions	85,428	—	—	—	85,428
Other securities	19,581	—	—	—	19,581

Total borrowings	$137,789	$—	$—	$10,000	$147,789

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.12 billion and $1.30 billion at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $475.0 million and $640.1 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2027 with fixed interest rates ranging from 0.85% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of March 31, 2018 include: 2018 – $800.2 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; after 2021 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $697.3 and $695.3 million at March 31, 2018 and December 31, 2017, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at March 31, 2018 and December 31, 2017, respectively.

11. Other Borrowings

The Company had zero other borrowings at March 31, 2018. The Company took out a $20.0 million unsecured line of credit for general corporate purposes during 2015. The balance on this line of credit at March 31, 2018 and December 31, 2017 was zero.

12. Subordinated Debentures

Subordinated debentures at March 31, 2018 and December 31, 2017 consisted of guaranteed payments on trust preferred securities with the following components:

	As of March 31,	As of December 31,
	2018	2017
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,316	4,304
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,592	5,569
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,478	297,332

Total	$368,212	$368,031

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

The Bank acquired $12.5 million in trust preferred securities with a fair value of $9.9 million and $9.8 million at March 31, 2018 and December 31, 2017, respectively, from the Stonegate acquisition. The difference between the fair value purchased of $9.9 million and the $12.5 million face amount, will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The TCJA reduces the U.S. federal corporate income tax rate from 35% to 21%. The TCJA also establishes new tax laws that will affect 2018.

ASC 740 requires a company to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the TCJA, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

The following is a summary of the components of the provision (benefit) for income taxes for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Current:
Federal	$15,005	$19,392
State	4,967	3,852

Total current	19,972	23,244

Deferred:
Federal	3,004	1,777
State	994	353

Total deferred	3,998	2,130

Income tax expense	$23,970	$25,374

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three-month periods ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Statutory federal income tax rate	21.00%	35.00%
Effect of non-taxable interest income	(0.74)	(1.51)
Effect of gain on acquisitions	—	(1.84)
Stock compensation	(0.83)	(1.09)
State income taxes, net of federal benefit	4.10	3.93
Other	1.17	0.64

Effective income tax rate	24.70%	35.13%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,075	$29,515
Deferred compensation	1,093	1,142
Stock compensation	2,989	2,731
Real estate owned	1,565	1,731
Unrealized loss on securities available-for-sale	7,233	1,471
Loan discounts	28,246	32,784
Tax basis premium/discount on acquisitions	8,990	8,802
Investments	1,062	1,155
Other	11,677	11,663

Gross deferred tax assets	92,930	90,994

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	383	291
Core deposit intangibles	10,895	11,258
FHLB dividends	1,712	1,625
Other	1,612	1,256

Gross deferred tax liabilities	14,602	14,430

Net deferred tax assets	$78,328	$76,564

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

Stock Repurchases

On February 21, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to 14,752,000 shares. During 2018, the Company utilized a portion of this stock repurchase program.

During first three months of 2018, the Company repurchased a total of 303,637 shares with a weighted-average stock price of $23.41 per share. The 2018 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of March 31, 2018 total 4,828,501 shares. The remaining balance available for repurchase is 9,923,499 shares at March 31, 2018.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 19, 2018 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 13,288,000 shares. The Plan provides for the granting of incentive and non-qualified stock options to and other equity awards, including the issuance of restricted shares. As of March 31, 2018, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 11,288,000. At March 31, 2018, the Company had approximately 2,132,000 shares of common stock remaining available for future grants and approximately 4,319,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at March 31, 2018 was $13.2 million and $8.0 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $4.8 million as of March 31, 2018. For the first three months of 2018, the Company has expensed approximately $503,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at March 31, 2018 and December 31, 2017 and changes during the three-month period and year then ended:

	For the Three Months Ended March 31, 2018		For the Year Ended December 31, 2017
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,274	$16.23	2,397	$15.19
Granted	—		80	25.96
Forfeited/Expired	—		—	—
Exercised	(142)	8.82	(203)	7.82

Outstanding, end of period	2,132	16.72	2,274	16.23

Exercisable, end of period	933	$14.19	1,016	$13.55

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. No options were granted during the three months ended March 31, 2018. The weighted-average fair value of options granted during the year ended December 31, 2017 was $7.10 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Three Months Ended	For the Year Ended
	March 31, 2018	December 31, 2017
Expected dividend yield	Not applicable	1.39%
Expected stock price volatility	Not applicable	28.47%
Risk-free interest rate	Not applicable	2.06%
Expected life of options	Not applicable	6.5 years

The following is a summary of currently outstanding and exercisable options at March 31, 2018:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.10 to $2.66	14	1.17	2.59	14	2.59
$5.68 to $6.56	99	3.40	6.45	99	6.45
$8.62 to $9.54	264	4.92	9.05	232	8.98
$14.71 to $16.86	262	6.51	16.00	154	15.98
$17.12 to $17.40	203	6.66	17.19	94	17.25
$18.46 to $18.46	1,010	7.40	18.46	289	18.46
$20.16 to $20.58	80	7.52	20.37	27	20.34
$21.25 to $21.25	120	8.06	21.25	24	21.25
$25.96 to $25.96	80	9.06	25.96	—	0.00

	2,132			933

The table below summarized the activity for the Company’s restricted stock issued and outstanding at March 31, 2018 and December 31, 2017 and changes during the period and year then ended:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Beginning of year	1,145	958
Issued	162	232
Vested	(143)	(45)
Forfeited	(15)	—

End of period	1,149	1,145

Amount of expense for three months and twelve months ended, respectively	$1,601	$5,237

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $14.9 million as of March 31, 2018.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Salaries and employee benefits	$35,014	$27,421
Occupancy and equipment	8,983	6,681
Data processing expense	3,986	2,723
Other operating expenses:
Advertising	962	698
Merger and acquisition expenses	—	6,727
Amortization of intangibles	1,625	804
Electronic banking expense	1,878	1,519
Directors’ fees	330	313
Due from bank service charges	219	420
FDIC and state assessment	1,608	1,288
Insurance	887	578
Legal and accounting	778	627
Other professional fees	1,639	1,153
Operating supplies	600	467
Postage	344	286
Telephone	373	324
Other expense	4,154	3,112

Total other operating expenses	15,397	18,316

Total non-interest expense	$63,380	$55,141

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

Although the Company has a diversified loan portfolio, commercial real estate loans represented 61.8% of total loans receivable at each of March 31, 2018 and December 31, 2017, and 285.1% and 289.6% of total stockholders’ equity at March 31, 2018 and December 31, 2017, respectively. Residential real estate loans represented 23.0% and 23.3% of total loans receivable and 106.3% and 109.4% of total stockholders’ equity at March 31, 2018 and December 31, 2017, respectively.

Approximately 91.2% of the Company’s total loans and 91.4% of the Company’s real estate loans as of March 31, 2018, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

Although general economic conditions in our market areas have improved, both nationally and locally, in recent years and have shown signs of continued improvement, financial institutions still face circumstances and challenges which, in some cases, have resulted and could potentially result, in large declines in the fair values of investments and other assets, constraints on liquidity and significant credit quality problems, including severe volatility in the valuation of real estate and other collateral supporting loans. The financial statements have been prepared using values and information currently available to the Company.

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

At March 31, 2018 and December 31, 2017, commitments to extend credit of $2.14 billion and $2.38 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at March 31, 2018 and December 31, 2017, is $68.3 million and $70.5 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first quarter of 2018, the Company requested approximately $30.3 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 38.6% of the Company’s banking subsidiary’s first quarter 2018 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of March 31, 2018, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of March 31, 2018, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.34%, 10.21%, 11.96%, and 15.56%, respectively, as of March 31, 2018.

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

The following is a summary of the Company’s additional cash flow information during the three-month periods ended:

	March 31,
	2018	2017
	(In thousands)
Interest paid	$19,296	$2,209
Income taxes paid	865	—
Assets acquired by foreclosure	4,253	2,041

20. Financial Instruments

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There is a hierarchy of three levels of inputs that may be used to measure fair values:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Transfers of financial instruments between levels within the fair value hierarchy are recognized on the date management determines that the underlying circumstances or assumptions have changed.

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material financial instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of March 31, 2018 and December 31, 2017, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2018 and 2017.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $79.3 million and $72.5 million as of March 31, 2018 and December 31, 2017, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $195,000 and $165,000 of accrued interest receivable when impaired loans were put on non-accrual status during the three months ended March 31, 2018 and 2017, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of March 31, 2018 and December 31, 2017, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $20.1 million and $18.9 million, respectively.

No foreclosed assets held for sale were remeasured during the three months ended March 31, 2018. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	March 31, 2018
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$510,601	$510,601	1
Federal funds sold	1,825	1,825	1
Investment securities – held-to-maturity	213,731	214,132	2
Loans receivable, net of impaired loans and allowance	10,136,175	9,932,701	3
Accrued interest receivable	45,361	45,361	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,473,602	$2,473,602	1
Savings and interest-bearing transaction accounts	6,437,408	6,437,408	1
Time deposits	1,485,605	1,474,065	3
Securities sold under agreements to repurchase	150,315	150,315	1
FHLB and other borrowed funds	1,115,061	1,110,809	2
Accrued interest payable	11,054	11,054	1
Subordinated debentures	368,212	379,471	3

	December 31, 2017
	Carrying
	Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$635,933	$635,933	1
Federal funds sold	24,109	24,109	1
Investment securities – held-to-maturity	224,756	227,539	2
Loans receivable, net of impaired loans and allowance	10,148,470	10,055,901	3
Accrued interest receivable	45,708	45,708	1

Financial liabilities:
Deposits:
Demand and non-interest bearing	$2,385,252	$2,385,252	1
Savings and interest-bearing transaction accounts	6,476,819	6,476,819	1
Time deposits	1,526,431	1,514,670	3
Securities sold under agreements to repurchase	147,789	147,789	1
FHLB and other borrowed funds	1,299,188	1,299,961	2
Accrued interest payable	5,583	5,583	1
Subordinated debentures	368,031	379,146	3

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings of $990,000 to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. For additional information on fair value of assets and liabilities, see Note 20.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02 address several aspects of lease accounting with the significant change being the recognition of lease assets and lease liabilities for leases previously classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in ASU 2016-02 is permitted for all entities. The Company has several lease agreements for which the amendments will require the Company to recognize a lease liability to make lease payments and a right-of-use asset which will represent its right to use the underlying asset for the lease term. The Company is currently reviewing the amendments to ensure it is fully compliant by the adoption date and does not expect to early adopt. The impact is not expected to have a material effect on the Company’s financial position or results of operations as the Company does not have a material amount of lease agreements. In addition, the Company will change its current accounting policies to comply with the amendments with such changes as mentioned above. For additional information on the Company’s leases, see Note 18 “Leases” in the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on the Company’s statement of cash flows or financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted and the new guidance must be applied retrospectively to all periods presented. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on the Company’s financial position or financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary under ASC 810 and (2) control of the asset is transferred in accordance with ASC 606. The entity therefore has to consider repurchase agreements (e.g., a call option to repurchase the ownership interest in a subsidiary) in its assessment and may not be able to derecognize the nonfinancial assets, even though it no longer has a controlling financial interest in a subsidiary in accordance with ASC 810. The ASU illustrates the application of this guidance in ASC 610-20-55-15 and 55-16. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on the Company’s financial position or financial statement disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance effective January 1, 2018 and its adoption is not anticipated to have a significant impact on the Company’s financial position or financial statement disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2017-12 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company plans to adopt the guidance January 1, 2019. As of March 31, 2018, the balance of the stranded tax effects within other comprehensive income was $604,000.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 (on recognition of financial assets and financial liabilities), including the following:

•	Equity securities without a readily determinable fair value — discontinuation.

•	Equity securities without a readily determinable fair value — adjustments.

•	Forward contracts and purchased options.

•	Presentation requirements for certain fair value option liabilities.

•	Fair value option liabilities denominated in a foreign currency.

•	Transition guidance for equity securities without a readily determinable fair value.

The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption of ASU 2018-03 is permitted for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, if they have adopted ASU 2016-01. The Company has adopted the guidance January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU 2018-04, Amendments to SEC paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The ASU adds, amends, and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments – Debt Securities, and ASC 980, Regulated Operations. The effective date for the amendments to ASC 320 is the same as the effective date of ASU 2016-01. Other amendments are effective upon issuance. The Company has adopted the amendments to ASC 320 January 1, 2018 and the adoption did not have a significant impact on our financial position or financial statement disclosures. The Company has adopted the other amendments effective March 9, 2018 and the adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 (codified as SEC SAB Topic 5.EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This ASU was effective upon issuance. The Company has adopted the guidance effective March 13, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) as of March 31, 2018, and the related condensed consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2018, and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company and subsidiaries as of December 31, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Result

These financial statements are the responsibility of the Company’s management. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ BKD, LLP

Little Rock, Arkansas

May 7, 2018

Item 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Form 10-K, filed with the Securities and Exchange Commission on February 27, 2018, which includes the audited financial statements for the year ended December 31, 2017. Unless the context requires otherwise, the terms “Company”, “us”, “we”, and “our” refer to Home BancShares, Inc. on a consolidated basis.

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of March 31, 2018, we had, on a consolidated basis, total assets of $14.32 billion, loans receivable, net of $10.22 billion, total deposits of $10.40 billion, and stockholders’ equity of $2.24 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger expenses and/or gains and losses.

Table 1: Key Financial Measures

	As of or for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Total assets	$14,323,229	$10,717,468
Loans receivable	10,325,736	7,849,645
Allowance for loan losses	110,212	80,311
Total deposits	10,396,615	7,567,207
Total stockholders’ equity	2,238,181	1,441,568
Net income	73,064	46,856
Basic earnings per share	0.42	0.33
Diluted earnings per share	0.42	0.33
Annualized net interest margin – FTE (non-GAAP)	4.46%	4.70%
Efficiency ratio	37.83	40.76
Efficiency ratio, as adjusted (non-GAAP)	37.97	36.96
Annualized return on average assets	2.08	1.86
Annualized return on average common equity	13.38	13.85

Overview

Results of Operations for the Three Months Ended March 31, 2018 and 2017

Our net income increased $26.2 million, or 55.9%, to $73.1 million for the three-month period ended March 31, 2018, from $46.9 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.42 per share and $0.33 per share for the three-month periods ended March 31, 2018 and 2017, respectively. Excluding the $3.8 million of one-time non-taxable gain on acquisition and $6.7 million of merger expenses associated with the 2017 acquisitions, our net income increased $25.7 million, or 54.2%, to 73.1 million for the three-month period ended March 31, 2018, from $47.4 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). Of the $25.7 million increase in net income excluding the $3.8 million of one-time non-taxable gain on acquisition and $6.7 million of merger expenses associated with the 2017 acquisitions, $12.1 million was due to savings from the TCJA. The remaining $13.6 million is primarily associated with additional net income largely resulting from our acquisitions plus a $2.3 million decrease in provision for loan losses in first quarter of 2018.

Our net interest margin decreased from 4.70% for the three-month period ended March 31, 2017 to 4.46% for the three-month period ended March 31, 2018. The yield on loans was 5.82% and 5.66% for the three months ended March 31, 2018 and 2017, respectively as average loans increased from $7.59 billion to $10.33 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the three months ended March 31, 2018 and 2017, we recognized $10.6 million and $7.7 million in total net accretion for acquired loans and deposits. The rate on subordinated debentures increased from 2.93% as of March 31, 2017 to 5.51% as of March 31, 2018. This was primarily due to the $300.0 million subordinated debt issuance at 5.625% completed by the Company on April 3, 2017. Additionally, the rate on interest bearing deposits increased to 0.76% as of March 31, 2018 from 0.40% as of March 31, 2017 with average balances of $7.92 billion and $5.50 billion, respectively. The growth of average interest earning assets of $3.27 billion, which was primarily due to acquisitions completed in 2017, and the increase in yield were offset by the increase in interest bearing liabilities and the rate on interest bearing liabilities, which led to a decrease in net interest margin for the quarter ended March 31, 2018.

Our efficiency ratio was 37.83% for the three months ended March 31, 2018, compared to 40.76% for the same period in 2017. For the first quarter of 2018, our efficiency ratio, as adjusted (non-GAAP) was 37.97%, an increase of 101 basis points from the 36.96% reported for first quarter of 2017 (See Table 23 for the non-GAAP tabular reconciliation). The increase in the efficiency ratio is primarily due to the acquisitions completed in 2017, primarily the acquisition of Stonegate Bank which was not converted until February 9, 2018. As a result, the first quarter of 2018 does not fully include the anticipated cost savings that we expect will bring the Stonegate franchise up to our historical efficiency standards.

Our annualized return on average assets was 2.08% for the three months ended March 31, 2018, compared to 1.86% for the same period in 2017. Our annualized return on average common equity was 13.38% for the three months ended March 31, 2018, compared to 13.85% for the same period in 2017. Excluding the $12.1 million effect of the TCJA, our annualized return on average assets was 1.74% for the three months ended March 31, 2018 and our annualized return on average common equity was 11.17%.

Financial Condition as of and for the Period Ended March 31, 2018 and December 31, 2017

Our total assets as of March 31, 2018 decreased $126.5 million to $14.32 billion from the $14.45 billion reported as of December 31, 2017. Cash and cash equivalents decreased $125.3 million or 19.7% for the quarter ended March 31, 2018. These funds were primarily used in order to reduce the balance of our FHLB borrowed funds from $1.30 billion as of December 31, 2017 to $1.12 billion as of March 31, 2018. Our loan portfolio balance remained substantially flat at $10.33 billion as of March 31, 2018, and December 31, 2017. Total deposits increased $8.1 million to $10.40 billion as of March 31, 2018 from $10.39 billion as of December 31, 2017. Stockholders’ equity increased $33.9 million to $2.24 billion as of March 31, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with quarterly net income of $73.1 million, which was partially offset by the $19.1 million dividend paid during the first quarter of 2018, stock repurchases of $7.1 million and $15.9 million of other comprehensive losses resulting from an $21.6 million unrealized loss on available for sale securities and $5.8 million of deferred tax impact. The annualized improvement in stockholders’ equity for the first three months of 2018 was 6.24%.

As of March 31, 2018, our non-performing loans increased to $49.5 million, or 0.48%, of total loans from $44.7 million, or 0.43%, of total loans as of December 31, 2017. The allowance for loan losses as a percent of non-performing loans decreased to 222.70% as of March 31, 2018, from 246.70% as of December 31, 2017. Non-performing loans from our Arkansas franchise were $14.5 million at March 31, 2018 compared to $15.5 million as of December 31, 2017. Non-performing loans from our Florida franchise were $34.9 million at March 31, 2018 compared to $28.2 million as of December 31, 2017. Non-performing loans from our Alabama franchise were $42,000 at March 31, 2018 compared to $929,000 as of December 31, 2017. There were no non-performing loans from our Centennial CFG franchise.

As of March 31, 2018, our non-performing assets increased to $69.6 million, or 0.49%, of total assets from $63.6 million, or 0.44%, of total assets as of December 31, 2017. Non-performing assets from our Arkansas franchise were $25.2 million at March 31, 2018 compared to $25.6 million as of December 31, 2017. Non-performing assets from our Florida franchise were $43.0 million at March 31, 2018 compared to $36.4 million as of December 31, 2017. Non-performing assets from our Alabama franchise were $1.4 million at March 31, 2018 compared to $1.6 million as of December 31, 2017. There were no non-performing assets from our Centennial CFG franchise.

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

Revenue Recognition. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

•	Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•	Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on an agreed upon contract with Mastercard. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Centennial CFG loan fees were $1.8 million and $1.4 million for the three month period ended March 31, 2018 and March 31, 2017, respectively.

•	Mortgage lending income – This represents fee income on secondary market lending which is accounted for under ASC Topic 310 and transfer of loans based on a “bid” agreement with the investor which is accounted for under ASC Topic 860, Transfers and Servicing.

Financial Instruments. ASU 2016-01 “Financial Instruments - Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, (“ASU 2016-01”) makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. ASU 2016-01 became effective for us on January 1, 2018. The adoption of the guidance resulted in a $990,000 cumulative-effect adjustment that increased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

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

Income Taxes. We account for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. We determine deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur.

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

Through our acquisition and merger of Stonegate into Centennial, we maintain a customer relationship to handle the accounts for Cuba’s diplomatic missions at the United Nations and for the Cuban Interests Section (now the Cuban Embassy) in Washington, D.C. This relationship was established in May 2015 pursuant to a special license granted to Stonegate by the U.S. Treasury Department’s Office of Foreign Assets Control in connection with the reestablishment of diplomatic relations between the U.S. and Cuba. In July 2015, Stonegate established a correspondent banking relationship with Banco Internacional de Comercio, S.A. in Havana, Cuba.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements.

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

The acquisition of BOC was conducted in accordance with the provisions of Section 363 of the United States Bankruptcy Code (the “Bankruptcy Code”) pursuant to a voluntary petition for relief under Chapter 11 of the Bankruptcy Code filed by BCHI with the United States Bankruptcy Court for the Middle District of Florida (the “Bankruptcy Court”). The sale of BOC by BCHI was subject to certain bidding procedures approved by the Bankruptcy Court, under which the Company submitted an initial bid to purchase the outstanding shares of BOC and was deemed to be the successful bidder after a subsequent auction was held. The Bankruptcy Court entered a final order on December 9, 2016 approving the sale of BOC to the Company pursuant to and in accordance with the acquisition agreement.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements.

Acquisition of Giant Holdings, Inc.

On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of its common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

GHI formerly operated six branch locations in the Ft. Lauderdale, Florida area. Including the effects of the purchase accounting adjustments, as of acquisition date, GHI had approximately $398.1 million in total assets, $327.8 million in loans after $8.1 million of loan discounts, and $304.0 million in deposits.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements.

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

As a result of our continued focus on efficiency primarily from our acquisitions, during the first quarter of 2018, we closed five branches in the Central Florida Region, one branch in the South Florida Region and six branches in the Southeast Florida Region. During the remainder of 2018, we may announce additional strategic consolidations where it improves efficiency in certain markets.

As of March 31, 2018, we had 158 branch locations. There were 76 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three Months Ended March 31, 2018 and 2017

Our net income increased $26.2 million, or 55.9%, to $73.1 million for the three-month period ended March 31, 2018, from $46.9 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.42 per share and $0.33 per share for the three-month periods ended March 31, 2018 and 2017, respectively. Excluding the $3.8 million of one-time non-taxable gain on acquisition and $6.7 million of merger expenses associated with the 2017 acquisitions, our net income increased $25.7 million, or 54.2%, to 73.1 million for the three-month period ended March 31, 2018, from $47.4 million for the same period in 2017 (see Table 18 for the non-GAAP tabular reconciliation). Of the $25.7 million increase in net income excluding the $3.8 million of one-time non-taxable gain on acquisition and $6.7 million of merger expenses associated with the 2017 acquisitions, $12.1 million was due to savings from the TCJA. The remaining $13.6 million is primarily associated with additional net income largely resulting from our acquisitions plus a $2.3 million decrease in provision for loan losses in first quarter of 2018.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% and 39.225% for the three-month periods ended March 31, 2018 and 2017, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 25 basis points since December 31, 2017 and is currently at 1.75% to 1.50%.

For the three months ended March 31, 2018 and 2017, we recognized $10.6 million and $7.7 million in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $10.5 million and $7.6 million and average purchase accounting loan discounts were $164.1 million and $102.9 million for the three-month periods ended March 31, 2018 and March 31, 2017, respectively. Net amortization of time deposit discounts was $102,000 and $88,000 and net average unamortized CD premiums were $641,000 and $597,000 for the three-month periods ended March 31, 2018 and March 31, 2017, respectively.

Our net interest margin decreased from 4.70% for the three-month period ended March 31, 2017 to 4.46% for the three-month period ended March 31, 2018. The yield on loans was 5.82% and 5.66% for the three months ended March 31, 2018 and 2017, respectively. The rate on subordinated debentures increased from 2.93% as of March 31, 2017 to 5.51% as of March 31, 2018. This was primarily due to the $300 million subordinated debt issuance completed by the Company in 2017. Additionally, the rate on interest bearing deposits increased to 0.76% as of March 31, 2018 from 0.40% as of March 31, 2017 with average balances of $7.92 billion and $5.50 billion, respectively. The growth of average interest earning assets of $3.27 billion and increase in yield was offset by the increase in interest bearing liabilities and rate on interest bearing liabilities which led to a decrease in net interest margin for the quarter ended March 31, 2018.

Net interest income on a fully taxable equivalent basis increased $30.6 million, or 28.6%, to $137.4 million for the three-month period ended March 31, 2018, from $106.8 million for the same period in 2017. This increase in net interest income for the three-month period ended March 31, 2018 was the result of a $45.7 million increase in interest income partially offset by a $15.1 million increase in interest expense. The $45.7 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $41.9 million. The higher yield on our interest earning assets resulted in an approximately $3.8 million increase in interest income. The $15.1 million increase in interest expense for the three-month period ended March 31, 2018, is primarily the result of an increase in interest bearing liabilities primarily resulting from a 44.2% increase in average deposits and the $300 million subordinated debt issuance completed by the Company in April of 2017, combined with interest bearing liabilities repricing in a higher interest rate environment. The repricing of our interest bearing liabilities in a higher interest rate environment resulted in an approximately $9.0 million increase in interest expense. The higher level of our interest bearing liabilities resulted in an increase in interest expense of approximately $6.1 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three-month periods ended March 31, 2018 and 2017, as well as changes in fully taxable equivalent net interest margin for the three-month period ended March 31, 2018 compared to the same period in 2017.

Table 2: Analysis of Net Interest Income

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Interest income	$160,976	$114,494
Fully taxable equivalent adjustment	1,209	2,011

Interest income – fully taxable equivalent	162,185	116,505
Interest expense	24,767	9,679

Net interest income – fully taxable equivalent	$137,418	$106,826

Yield on earning assets – fully taxable equivalent	5.27%	5.13%
Cost of interest-bearing liabilities	1.05	0.56
Net interest spread – fully taxable equivalent	4.22	4.57
Net interest margin – fully taxable equivalent	4.46	4.70

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

Three Months Ended March 31, 2018 vs. 2017
(In thousands)
Increase (decrease) in interest income due to change in earning assets	$41,909
Increase (decrease) in interest income due to change in earning asset yields	3,771
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(6,083)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(9,005)

Increase (decrease) in net interest income	$30,592

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three-month periods ended March 31, 2018 and 2017, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended March 31,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$245,815	$929	1.53%	$170,500	$308	0.73%
Federal funds sold	9,682	6	0.25	1,182	2	0.69
Investment securities – taxable	1,560,464	8,970	2.33	1,110,166	5,478	2.00
Investment securities – non-taxable	345,217	3,997	4.70	347,085	4,786	5.59
Loans receivable	10,325,439	148,283	5.82	7,585,565	105,931	5.66

Total interest-earning assets	12,486,617	$162,185	5.27	9,214,498	$116,505	5.13

Non-earning assets	1,747,752			984,346

Total assets	$14,234,369			$10,198,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,409,585	$11,242	0.71%	$4,138,813	$3,377	0.33%
Time deposits	1,513,854	3,564	0.95	1,357,300	2,109	0.63

Total interest-bearing deposits	7,923,429	14,806	0.76	5,496,113	5,486	0.40

Federal funds purchased	78	1	5.20	—	—	—
Securities sold under agreement to repurchase	152,716	376	1.00	124,094	165	0.54
FHLB and other borrowed funds	1,150,091	4,580	1.62	1,373,217	3,589	1.06
Subordinated debentures	368,124	5,004	5.51	60,819	439	2.93

Total interest-bearing liabilities	9,594,448	24,767	1.05	7,054,243	9,679	0.56

Non-interest bearing liabilities
Non-interest bearing deposits	2,381,259			1,716,452
Other liabilities	44,360			56,419

Total liabilities	12,020,067			8,827,114
Stockholders’ equity	2,214,302			1,371,730

Total liabilities and stockholders’ equity	$14,234,369			$10,198,844

Net interest spread			4.22%			4.57%
Net interest income and margin		$137,418	4.46%		$106,826	4.70%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three-month period ended March 31, 2018 compared to the same period in 2017, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended March 31, 2018 over 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$179	$442	$621
Federal funds sold	6	(2)	4
Investment securities – taxable	2,482	1,010	3,492
Investment securities – non-taxable	(26)	(763)	(789)
Loans receivable	39,268	3,084	42,352

Total interest income	41,909	3,771	45,680

Interest expense:
Interest-bearing transaction and savings deposits	2,541	5,324	7,865
Time deposits	267	1,188	1,455
Federal funds purchased	1	—	1
Securities sold under agreement to repurchase	45	166	211
FHLB borrowed funds	(656)	1,647	991
Subordinated debentures	3,885	680	4,565

Total interest expense	6,083	9,005	15,088

Increase (decrease) in net interest income	$35,826	$(5,234)	$30,592

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

There was $1.6 million and $3.9 million of provision for loan losses for the three months ended March 31, 2018 and 2017, respectively. We experienced a $2.3 million decrease in the provision for loan losses during the first three months of 2018 versus the first three months of 2017. This $2.3 million decrease is primarily a result of a 16.4% decrease in non-performing loans along with a decrease in net charge-offs from $3.6 million for the first three months of 2017 to $1.7 million for the first three months of 2018.

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

Non-Interest Income

Total non-interest income was $25.8 million for the three-month period ended March 31, 2018, compared to $26.5 million for the same period in 2017, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three-month periods ended March 31, 2018 and 2017, respectively, as well as changes for the three-month period ended March 31, 2018 compared to the same period in 2017.

Table 6: Non-Interest Income

	Three Months Ended March 31,		2018 Change
	2018	2017	from 2017
	(Dollars in thousands)
Service charges on deposit accounts	$6,075	$5,982	$93	1.6%
Other service charges and fees	10,155	8,917	1,238	13.9
Trust fees	446	456	(10)	(2.2)
Mortgage lending income	2,657	2,791	(134)	(4.8)
Insurance commissions	679	545	134	24.6
Increase in cash value of life insurance	654	310	344	111.0
Dividends from FHLB, FRB, Bankers’ Bank & other	877	1,149	(272)	(23.7)
Gain on acquisitions	—	3,807	(3,807)	(100.0)
Gain on sale of SBA loans	182	188	(6)	(3.2)
Gain (loss) on sale of branches, equipment and other assets, net	7	(56)	63	112.5
Gain (loss) on OREO, net	405	121	284	234.7
Gain (loss) on securities, net	—	423	(423)	(100.0)
Other income	3,668	1,837	1,831	99.7

Total non-interest income	$25,805	$26,470	$(665)	(2.5)%

Non-interest income decreased $665,000, or 2.5%, to $25.8 million for the three-month period ended March 31, 2018 from $26.5 million for the same period in 2017. Non-interest income excluding gain on acquisitions increased $3.1 million, or 13.9%, to $25.8 million for the three months ended March 31, 2018 from $22.7 million for the same period in 2017.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, increase in cash value of life insurance, dividends, net gain on securities, net gain on OREO and other income.

Additional details for the three months ended March 31, 2018 on some of the more significant changes are as follows:

•	The $1.2 million increase in other service charges and fees is primarily from additional loan payoff fees generated by Centennial CFG in the first quarter of 2018.

•	The $344,000 increase in cash value of life insurance is primarily due to the additional life insurance held by the Company as a result of the acquisition of Stonegate Bank during the third quarter of 2017.

•	The $272,000 decrease in dividends from FHLB, FRB, Bankers’ Bank & other is primarily associated with lower dividend income from equity investments.

•	The $284,000 increase in gain (loss) on OREO is primarily related to realizing gains on sale from OREO properties during the first three months of 2018 compared to the first three months of 2017 and a reduction in OREO reevaluation expense compared to 2017.

•	The $423,000 decrease in gain (loss) on securities, net, is a result of a decrease in the volume of sales of securities in the first quarter of 2018 compared to the first quarter of 2017.

•	The $1.8 million increase in other income is primarily a result of an increase in loan recoveries of $931,000 on purchased loans and the reimbursement of $878,000 in legal expenses incurred in prior year.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three-month period ended March 31, 2018 and 2017, as well as changes for the three-month period ended March 31, 2018 compared to the same period in 2017.

Table 7: Non-Interest Expense

	Three Months Ended
	March 31,		2018 Change
	2018	2017	from 2017
	(Dollars in thousands)
Salaries and employee benefits	$35,014	$27,421	$7,593	27.7%
Occupancy and equipment	8,983	6,681	2,302	34.5
Data processing expense	3,986	2,723	1,263	46.4
Other operating expenses:
Advertising	962	698	264	37.8
Merger and acquisition expenses	—	6,727	(6,727)	(100.0)
Amortization of intangibles	1,625	804	822	102.2
Electronic banking expense	1,878	1,519	359	23.6
Directors’ fees	330	313	17	5.4
Due from bank service charges	219	420	(201)	(47.9)
FDIC and state assessment	1,608	1,288	320	24.8
Insurance	887	578	309	53.5
Legal and accounting	778	627	151	24.1
Other professional fees	1,639	1,153	486	42.2
Operating supplies	600	467	133	28.5
Postage	344	286	58	20.3
Telephone	373	324	49	15.1
Other expense	4,154	3,112	1,041	33.5

Total non-interest expense	$63,380	$55,141	$8,239	14.9%

Non-interest expense increased $8.2 million, or 14.9%, to $63.4 million for the three months ended March 31, 2018 from $55.1 million for the same period in 2017. Non-interest expense, excluding merger expenses, was $63.4 million for the three months ended March 31, 2018 compared to $48.4 million for the same period in 2017.

The change in non-interest expense for 2018 when compared to 2017 is primarily related to the completion of the acquisition of Stonegate Bank in the third quarter of 2017, the normal increased cost of doing business and Centennial CFG.

The Centennial CFG branch and loan production offices incurred $5.4 million of non-interest expense during the three months ended March 31, 2018, compared to $4.6 million of non-interest expense during the three months ended March 31, 2017. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

The income tax expense decreased $1.4 million, or 5.5%, to $24.0 million for the three-month period ended March 31, 2018, from $25.4 million for the same period in 2017. The effective income tax rate was 24.70% for the three-month period ended March 31, 2018, compared to 35.13% for the same period in 2017. Since January 1, 2018, the Company has benefited from a lower marginal tax rate of 26.135% from 39.225% in previous years.

Financial Condition as of and for the Period Ended March 31, 2018 and December 31, 2017

Our total assets as of March 31, 2018 decreased $126.5 million to $14.32 billion from the $14.45 billion reported as of December 31, 2017. Cash and cash equivalents decreased $125.3 million or 19.7% for the quarter ended March 31, 2018. These funds were primarily used in order to reduce the balance of FHLB and other borrowed funds from $1.30 billion as of December 31, 2017 to $1.12 billion as of March 31, 2018. Our loan portfolio balance remained substantially flat at $10.33 billion as of March 31, 2018 and December 31, 2017. This decrease is a result of pay downs made in the ordinary course of business since December 31, 2017. Stockholders’ equity increased $33.9 million to $2.24 billion as of March 31, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with quarterly net income of $73.1 million, which was partially offset by the $19.1 million dividend paid during the first quarter of 2018 and $15.9 million of other comprehensive losses resulting from a $21.6 million unrealized loss on available for sale securities and a $5.8 million of deferred tax impact. The annualized improvement in stockholders’ equity for the first three months of 2018 was 6.24%.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.33 billion and $7.59 billion during the three-month periods ended March 31, 2018 and 2017, respectively. Loans receivable were $10.33 billion as of March 31, 2018 and December 31, 2017.

From December 31, 2017 to March 31, 2018, the Company experienced a decline of approximately $5.5 million in loans. Centennial CFG produced $63.8 million of organic loan growth during the first quarter of 2018, while the legacy footprint experienced $69.3 million of organic loan decline during the first quarter of 2018.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our franchises in Arkansas, Florida, South Alabama and Centennial CFG, the property securing these loans may not physically be located within our market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.4 billion, $5.2 billion, $220.0 million and $1.5 billion as of March 31, 2018 in Arkansas, Florida, Alabama and Centennial CFG, respectively.

As of March 31, 2018, we had approximately $543.8 million of construction land development loans which were collateralized by land. This consisted of approximately $244.7 million for raw land and approximately $299.1 million for land with commercial and or residential lots.

Table 8 presents our loans receivable balances by category as of March 31, 2018 and December 31, 2017.

Table 8: Loans Receivable

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,658,209	$4,600,117
Construction/land development	1,641,834	1,700,491
Agricultural	81,151	82,229
Residential real estate loans:
Residential 1-4 family	1,915,346	1,970,311
Multifamily residential	464,194	441,303

Total real estate	8,760,734	8,794,451
Consumer	40,842	46,148
Commercial and industrial	1,324,173	1,297,397
Agricultural	50,770	49,815
Other	149,217	143,377

Total loans receivable	$10,325,736	$10,331,188

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

As of March 31, 2018, commercial real estate loans totaled $6.38 billion, or 61.8% of loans receivable, as compared to $6.38 billion, or 61.8% of loans receivable, as of December 31, 2017. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $1.90 billion, $3.28 billion, $114.9 million and $1.09 billion at March 31, 2018, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 29.7% and 59.5% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of March 31, 2018. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of March 31, 2018, residential real estate loans totaled $2.38 billion, or 23.0%, of loans receivable, compared to $2.41 billion, or 23.3% of loans receivable, as of December 31, 2017. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $814.3 million, $1.35 billion, $73.9 million and $143.8 million at March 31, 2018, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of March 31, 2018, consumer loans totaled $40.8 million, or 0.4% of loans receivable, compared to $46.1 million, or 0.4% of loans receivable, as of December 31, 2017. Consumer loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $22.2 million, $17.7 million, $1.0 million and zero at March 31, 2018, respectively.

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

As of March 31, 2018, commercial and industrial loans totaled $1.32 billion, or 12.8% of loans receivable, which is comparable to $1.30 billion, or 12.6% of loans receivable, as of December 31, 2017. Commercial and industrial loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $572.6 million, $448.5 million, $28.2 million and $274.9 million at March 31, 2018, respectively.

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

We have purchased loans with deteriorated credit quality in our March 31, 2018 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of March 31, 2018 and December 31, 2017. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Non-accrual loans	$36,266	$34,032
Loans past due 90 days or more (principal or interest payments)	13,223	10,665

Total non-performing loans	49,489	44,697

Other non-performing assets
Foreclosed assets held for sale, net	20,134	18,867
Other non-performing assets	3	3

Total other non-performing assets	20,137	18,870

Total non-performing assets	$69,626	$63,567

Allowance for loan losses to non-performing loans	222.70%	246.70%
Non-performing loans to total loans	0.48	0.43
Non-performing assets to total assets	0.49	0.44

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

Total non-performing loans were $49.5 million as of March 31, 2018, compared to $44.7 million as of December 31, 2017, an increase of $4.8 million. The $4.8 million increase in non-performing loans is the result of a $6.7 million increase in non-performing loans in our Florida market which was partially offset by a $1.0 million decrease in non-performing loans in our Arkansas market and an $887,000 decrease in non-performing loans in our Alabama market. Non-performing loans at March 31, 2018 are $14.5 million, $34.9 million, $42,000 and zero in the Arkansas, Florida, Alabama and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at March 31, 2018, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2018. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of March 31, 2018, we had $18.3 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $13.0 million and our Arkansas market contains $5.3 million of these restructured loans.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At March 31, 2018, the amount of TDRs was $20.7 million, a decrease of 2.2% from $21.2 million at December 31, 2017. As of March 31, 2018 and December 31, 2017, 88.4% and 89.7%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $20.1 million as of March 31, 2018, compared to $18.9 million as of December 31, 2017 for an increase of $1.3 million. The foreclosed assets held for sale as of March 31, 2018 are comprised of $10.7 million of assets located in Arkansas, $8.1 million of assets located in Florida, $1.4 million located in Alabama and zero from Centennial CFG.

During the first three months of 2018, we had three foreclosed properties with a carrying value greater than $1.0 million. The first property is a development property in Northwest Arkansas which was foreclosed in the first quarter of 2011. The carrying value was $1.7 million at March 31, 2018. The second property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at March 31, 2018. The last property was a nonfarm non-residential property in Florida acquired from Stonegate with a carrying value of $1.9 million at March 31, 2018. The Company does not currently anticipate any additional losses on these properties. As of March 31, 2018, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of March 31, 2018 and December 31, 2017.

Table 10: Foreclosed Assets Held For Sale

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,720	$9,766
Construction/land development	5,292	5,920
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	5,660	2,654
Multifamily residential	462	527

Total foreclosed assets held for sale	$20,134	$18,867

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of March 31, 2018, average impaired loans were $79.3 million compared to $87.2 million as of December 31, 2017. As of March 31, 2018, impaired loans were $83.0 million compared to $75.6 million as of December 31, 2017, for an increase of $3.7 million. This increase is primarily associated with the increase in loan balances with a specific allocation while the specific allocation for impaired loans decreased by approximately $424,000. As of March 31, 2018, our Arkansas, Florida, Alabama and Centennial CFG markets accounted for approximately $31.8 million, $51.1 million, $42,000 and zero of the impaired loans, respectively.

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

As of March 31, 2018 and December 31, 2017, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of March 31, 2018 and December 31, 2017:

Table 11: Total Non-Accrual Loans

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$8,711	$9,600
Construction/land development	5,490	5,011
Agricultural	276	19
Residential real estate loans
Residential 1-4 family	16,036	14,437
Multifamily residential	152	153

Total real estate	30,665	29,220
Consumer	169	145
Commercial and industrial	5,253	4,584
Agricultural	178	54
Other	1	29

Total non-accrual loans	$36,266	$34,032

If the non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $504,000 and $658,000 for the three-month periods ended March 31, 2018 and 2017, respectively, would have been recorded. The interest income recognized on the non-accrual loans for the three-month periods ended March 31, 2018 and 2017 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of March 31, 2018 and December 31, 2017:

Table 12: Loans Accruing Past Due 90 Days or More

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$5,300	$3,119
Construction/land development	3,278	3,247
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	2,451	2,175
Multifamily residential	99	100

Total real estate	11,128	8,641
Consumer	27	26
Commercial and industrial	2,068	1,944
Agricultural and other	—	54

Total loans accruing past due 90 days or more	$13,223	$10,665

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.48% and 0.43% as of March 31, 2018 and December 31, 2017, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment were $9.94 billion at December 31, 2017 and March 31, 2018. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.06% at December 31, 2017 and March 31, 2018.

Hurricane Irma. The Company’s allowance for loan losses as March 31, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of March 31, 2018, charge-offs of $2.2 million have been taken against the storm-related provision for loan losses. Due to the uncertainty that still exists as to the timing of the full recovery of the disaster area, we believe that the storm-related provision recorded as of March 31, 2018 is appropriate.

Charge-offs and Recoveries. Total charge-offs decreased to $2.5 million for the three months ended March 31, 2018, compared to $4.7 million for the same period in 2017. Total recoveries decreased to $886,000 for the three months ended March 31, 2018, compared to $1.1 million for the same period in 2017. For the three months ended March 31, 2018, net charge-offs were $1.3 million for Arkansas, $310,000 for Florida, $74,000 for Alabama and zero for Centennial CFG, equaling a net charge-off position of $1.7 million. While the 2018 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three-month periods ended March 31, 2018 and 2017.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$110,266	$80,002
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	447	1,339
Construction/land development	8	207
Agricultural	—	125
Residential real estate loans:	—	—
Residential 1-4 family	779	1,877
Multifamily residential	—	14

Total real estate	1,234	3,562
Consumer	15	22
Commercial and industrial	814	645
Agricultural	2	—
Other	475	477

Total loans charged off	2,540	4,706

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	101	331
Construction/land development	30	199
Agricultural	—	—
Residential real estate loans:	—	—
Residential 1-4 family	327	128
Multifamily residential	34	5

Total real estate	492	663
Consumer	26	33
Commercial and industrial	98	182
Agricultural	46	—
Other	224	223

Total recoveries	886	1,101

Net loans charged off (recovered)	1,654	3,605
Provision for loan losses	1,600	3,914

Balance, March 31	$110,212	$80,311

Net charge-offs (recoveries) to average loans receivable	0.06%	0.19%
Allowance for loan losses to total loans	1.07	1.02
Allowance for loan losses to net charge-offs (recoveries)	1,643	549

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

The changes for the period ended March 31, 2018 and the year ended December 31, 2017 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of March 31, 2018 and December 31, 2017.

Table 14: Allocation of Allowance for Loan Losses

	As of March 31, 2018		As of December 31, 2017
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$43,764	45.1%	$42,893	44.5%
Construction/land development	20,104	16.0	20,343	16.4
Agricultural	1,067	0.8	1,046	0.8
Residential real estate loans:
Residential 1-4 family	20,159	18.5	21,370	19.1
Multifamily residential	3,455	4.5	3,136	4.3

Total real estate	88,549	84.9	88,788	85.1
Consumer	408	0.4	462	0.4
Commercial and industrial	16,193	12.8	15,292	12.6
Agricultural	2,665	0.5	2,692	0.5
Other	174	1.4	180	1.4
Unallocated	2,223	—	2,852	—

Total allowance for loan losses	$110,212	100.0%	$110,266	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.2 years as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, we had $213.7 million and $224.8 million of held-to-maturity securities, respectively. Of the $213.7 million of held-to-maturity securities as of March 31, 2018, $4.0 million were invested in U.S. Government-sponsored enterprises, $70.0 million were invested in mortgage-backed securities and $139.7 million were invested in state and political subdivisions. Of the $224.8 million of held-to-maturity securities as of December 31, 2017, $5.8 million were invested in U.S. Government-sponsored enterprises, $73.6 million were invested in mortgage-backed securities and $145.4 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.69 billion and $1.66 billion as of March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, $1.0 billion, or 59.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $971.4 million, or 58.4%, of our available-for-sale securities as of December 31, 2017. To reduce our income tax burden, $252.8 million, or 14.9%, of our available-for-sale securities portfolio as of March 31, 2018, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $250.3 million, or 15.0%, of our available-for-sale securities as of December 31, 2017. Also, we had approximately $392.1 million, or 23.2%, invested in obligations of U.S. Government-sponsored enterprises as of March 31, 2018, compared to $406.3 million, or 24.4%, of our available-for-sale securities as of December 31, 2017.

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

Deposits

Our deposits averaged $10.3 billion for the three-month period ended March 31, 2018. Total deposits as of March 31, 2018 were $10.4 billion. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of March 31, 2018 and December 31, 2017.

Table 15: Brokered Deposits

	March 31, 2018	December 31, 2017
	(In thousands)
Time Deposits	$50,003	$60,022
CDARS	57,618	53,588
Insured Cash Sweep and Other Transaction Accounts	854,673	915,060

Total Brokered Deposits	$962,294	$1,028,670

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, was lowered on December 16, 2008 to a historic low of 0.25% to 0%, where it remained until December 16, 2015, when the target rate was increased slightly to 0.50% to 0.25%. Since December 31, 2017, the Federal Funds target rate has increased 25 basis points and is currently at 1.75% to 1.50%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three-month periods ended March 31, 2018 and 2017.

Table 16: Average Deposit Balances and Rates

	Three Months Ended March 31,
	2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,381,259	—%	$1,716,452	—%
Interest-bearing transaction accounts	5,750,298	0.77	3,631,177	0.37
Savings deposits	659,287	0.19	507,636	0.08
Time deposits:
$100,000 or more	1,002,725	1.14	896,586	0.76
Other time deposits	511,129	0.59	460,714	0.38

Total	$10,304,698	0.58%	$7,212,565	0.31%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase increased $2.5 million, or 1.7%, from $147.8 million as of December 31, 2017 to $150.3 million as of March 31, 2018.

FHLB Borrowed Funds

Our FHLB borrowed funds were $1.12 billion and $1.30 billion at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $475.0 million and $640.1 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our remaining FHLB borrowing capacity was $2.19 billion and $1.96 billion as of March 31, 2018 and December 31, 2017, respectively. Maturities of borrowings as of March 31, 2018 include: 2018 – $800.2 million; 2019 – $143.1 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; after 2022 – $25.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $368.2 million as of March 31, 2018. As of March 31, 2017, subordinated debentures consisted of $60.8 million of guaranteed payments on trust preferred securities.

The trust preferred securities are tax-advantaged issues that qualify for Tier 1 capital treatment subject to certain limitations. Distributions on these securities are included in interest expense. Each of the trusts is a statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in our subordinated debentures, the sole asset of each trust. The trust preferred securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the subordinated debentures held by the trust. We wholly own the common securities of each trust. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon our making payment on the related subordinated debentures. Our obligations under the subordinated securities and other relevant trust agreements, in the aggregate, constitute a full and unconditional guarantee by us of each respective trust’s obligations under the trust securities issued by each respective trust.

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

Stockholders’ Equity

Stockholders’ equity was $2.24 billion at March 31, 2018 compared to $2.20 billion at December 31, 2017. The increase in stockholders’ equity is primarily associated with quarterly net income of $73.1 million, which was partially offset by the $19.1 million dividend paid during the first quarter of 2018 and $15.9 million of other comprehensive losses resulting from a $21.6 million unrealized loss on available for sale securities and a $5.8 million of deferred tax impact as well as $7.1 million in stock repurchases. The annualized improvement in stockholders’ equity for the first three months of 2018 was 6.24%. As of March 31, 2018 and December 31, 2017, our equity to asset ratio was 15.63% and 15.25%, respectively. Book value per share was $12.89 as of March 31, 2018, compared to $12.70 as of December 31, 2017, a 6.07% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.11 per share and $0.09 per share for each of the three-month periods ended March 31, 2018 and 2017, respectively. The common stock dividend payout ratio for the three months ended March 31, 2018 and 2017 was 26.19% and 27.02%, respectively. For the second quarter of 2018, the Board of Directors declared a regular $0.11 per share quarterly cash dividend payable June 6, 2018, to shareholders of record May 16, 2018.

Stock Repurchase Program. On February 21, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to approximately 14,752,000 shares. During the first quarter of 2018, the Company utilized a portion of this stock repurchase program. We repurchased a total of 303,637 shares with a weighted-average stock price of $23.41 per share during the first quarter of 2018. Shares repurchased under the program as of March 31, 2018 total 4,828,501 shares. The remaining balance available for repurchase was 9,923,499 shares at March 31, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of March 31, 2018 and December 31, 2017, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of March 31, 2018 and December 31, 2017.

Table 17: Risk-Based Capital

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,238,181	$2,204,291
Goodwill and core deposit intangibles, net	(975,227)	(966,890)
Unrealized (gain) loss on available-for-sale securities	20,282	3,421
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,283,236	1,240,822
Qualifying trust preferred securities	70,734	70,698

Total Tier 1 capital	1,353,970	1,311,520

Tier 2 capital
Qualifying subordinated notes	297,478	297,332
Qualifying allowance for loan losses	110,212	110,266

Total Tier 2 capital	407,690	407,598

Total risk-based capital	$1,761,660	$1,719,118

Average total assets for leverage ratio	$13,259,142	$13,147,046

Risk weighted assets	$11,318,451	$11,424,963

Ratios at end of period
Common equity Tier 1 capital	11.34%	10.86%
Leverage ratio	10.21	9.98
Tier 1 risk-based capital	11.96	11.48
Total risk-based capital	15.56	15.05
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	6.38%	5.75%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	7.88	7.25
Total risk-based capital	9.88	9.25
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

Non-GAAP Financial Measurements

Our accounting and reporting policies conform to generally accepted accounting principles in the United States (“GAAP”) and the prevailing practices in the banking industry. However, this report contains financial information determined by methods other than in accordance with generally accepted accounting principles (GAAP), including earnings, as adjusted; diluted earnings per common share, as adjusted; tangible book value per share; return on average assets excluding intangible amortization; return on average tangible equity excluding intangible amortization; tangible equity to tangible assets; and efficiency ratio, as adjusted.

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

The tables below present non-GAAP reconciliations of earnings, as adjusted and diluted earnings per share, as adjusted as well as the non-GAAP computations of tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization, tangible equity to tangible assets and the efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

Earnings, as adjusted, and diluted earnings per common share, as adjusted, are meaningful non-GAAP financial measures for management, as they exclude certain items such as merger expenses and/or certain gains and losses. Management believes the exclusion of these items in expressing earnings provides a meaningful foundation for period-to-period and company-to-company comparisons, which management believes will aid both investors and analysts in analyzing our financial measures and predicting future performance. These non-GAAP financial measures are also used by management to assess the performance of our business, because management does not consider these items to be relevant to ongoing financial performance.

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
GAAP net income available to common shareholders (A)	$73,064	$46,856
Adjustments:
Gain on acquisitions	—	(3,807)
Merger expenses	—	6,727

Total adjustments	—	2,920
Tax-effect of adjustments (1)	—	2,382

Adjustments after-tax (B)	—	538

Earnings, as adjusted (C)	$73,064	$47,394

Average diluted shares outstanding (D)	174,383	142,492

GAAP diluted earnings per share: A/D	$0.42	$0.33
Adjustments after-tax: B/D	—	—

Diluted earnings per common share, as adjusted: C/D	$0.42	$0.33

(1)	Effective tax rate of 39.225%, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs for the quarter ended March 31, 2017.

We had $975.7 million, $977.3 million, and $442.8 million total goodwill, core deposit intangibles and other intangible assets as of March 31, 2018, December 31, 2017 and March 31, 2017, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of March 31, 2018	As of December 31, 2017
	(In thousands, except per share data)
Book value per share: A/B	$12.89	$12.70
Tangible book value per share: (A-C-D)/B	7.27	7.07

(A) Total equity	$2,238,181	$2,204,291
(B) Shares outstanding	173,603	173,633
(C) Goodwill	$927,949	$927,949
(D) Core deposit and other intangibles	47,726	49,351

Table 20: Return on Average Assets

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Return on average assets: A/D	2.08%	1.86%
Return on average assets excluding intangible amortization: B/(D-E)	2.27	1.96
Return on average assets excluding gain on acquisitions and merger expenses,: (A+C)/D	2.08	1.88

(A) Net income	$73,064	$46,856
Intangible amortization after-tax	1,201	489

(B) Earnings excluding intangible amortization	$74,265	$47,345

(C) Adjustments after-tax	$—	$538
(D) Average assets	14,234,369	10,198,844
(E) Average goodwill, core deposits and other intangible assets	976,451	415,699

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Return on average equity: A/C	13.38%	13.85%
Return on average tangible equity excluding intangible amortization: B/(C-D)	24.33	20.08

(A) Net income	$73,064	$46,856
(B) Earnings excluding intangible amortization	74,265	47,345
(C) Average equity	2,214,302	1,371,730
(D) Average goodwill, core deposits and other intangible assets	976,451	415,699

Table 22: Tangible Equity to Tangible Assets

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)
Equity to assets: B/A	15.63%	15.25%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.46	9.11

(A) Total assets	$14,323,229	$14,449,760
(B) Total equity	2,238,181	2,204,291
(C) Goodwill	927,949	927,949
(D) Core deposit and other intangibles	47,726	49,351

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding items such as merger expenses and/or certain other gains and losses. In Table 23 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net interest income (A)	$136,209	$104,815
Non-interest income (B)	25,805	26,470
Non-interest expense (C)	63,380	55,141
FTE Adjustment (D)	1,209	2,011
Amortization of intangibles (E)	1,625	804
Adjustments:
Non-interest income:
Gain on acquisitions	$—	$3,807
Gain (loss) on OREO, net	405	121
Gain on sale of SBA loans	182	188
Gain (loss) on sale of branches, equipment and other assets, net	7	(56)
Gain (loss) on securities, net	—	423

Total non-interest income adjustments (F)	$594	$4,483

Non-interest expense:
Merger expenses	$—	$6,727

Total non-interest expense adjustments (G)	$—	$6,727

Efficiency ratio (reported): ((C-E)/(A+B+D))	37.83%	40.76%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	37.97	36.96

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of March 31, 2018, our cash and cash equivalents were $510.6 million, or 3.6% of total assets, compared to $635.9 million, or 4.4% of total assets, as of December 31, 2017. Our available-for-sale investment securities and federal funds sold were $1.69 billion as of each of March 31, 2018 and December 31, 2017.

As of March 31, 2018, our investment portfolio was comprised of approximately 71.6% or $1.37 billion of securities which mature in less than five years. As of March 31, 2018 and December 31, 2017, $1.19 billion and $1.18 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of March 31, 2018, our total deposits were $10.40 billion, or 72.6% of total assets, compared to $10.39 billion, or 71.9% of total assets, as of December 31, 2017. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with three other financial institutions.

As of March 31, 2018 and December 31, 2017, we could have borrowed up to $147.0 million and $106.4 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.12 billion and $1.30 billion at March 31, 2018 and December 31, 2017, respectively. At March 31, 2018, $475.0 million and $640.1 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our FHLB borrowing capacity was $2.19 billion and $1.96 billion as of March 31, 2018 and December 31, 2017, respectively.

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

One of the tools that our management uses to measure short-term interest rate risk is a net interest income simulation model. This analysis calculates the difference between net interest income forecasted using base market rates and using a rising and a falling interest rate scenario. The income simulation model includes various assumptions regarding the re-pricing relationships for each of our products. Many of our assets are floating rate loans, which are assumed to re-price immediately, and proportionally to the change in market rates, depending on their contracted index. Some loans and investments include the opportunity of prepayment (embedded options), and accordingly the simulation model uses indexes to estimate these prepayments and reinvest their proceeds at current yields. Our non-term deposit products re-price more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At March 31, 2018, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of March 31, 2018.

Table 24: Sensitivity of Net Interest Income
Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	7.02%
Up 100 basis points	3.91
Down 100 basis points	(6.32)
Down 200 basis points	(12.17)

Interest Rate Sensitivity. Our primary business is banking and the resulting earnings, primarily net interest income, are susceptible to changes in market interest rates. Management’s goal is to maximize net interest income within acceptable levels of interest rate and liquidity risks.

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of March 31, 2018, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 5.1%.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of March 31, 2018.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$325,122	$—	—	$—	$—	—	$—	$325,122
Federal funds sold	1,825	—	—	—	—	—	—	1,825
Investment securities	269,785	60,480	66,896	160,886	192,000	446,881	709,821	1,906,749
Loans receivable	3,085,661	614,235	754,283	1,251,494	1,579,864	2,528,730	511,469	10,325,736

Total earning assets	3,682,393	674,715	821,179	1,412,380	1,771,864	2,975,611	1,221,290	12,559,432

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	$1,059,584	$509,864	$764,797	$1,529,593	$882,552	$642,355	$1,048,663	$6,437,408
Time deposits	160,978	270,989	199,937	404,439	332,914	116,348	—	1,485,605
Securities sold under repurchase agreements	150,315	—	—	—	—	—	—	150,315
FHLB and other borrowed funds	200,010	500,143	105,030	20,048	143,055	146,775	—	1,115,061
Subordinated debentures	70,734	—	—	—	—	297,478	—	368,212

Total interest-bearing liabilities	1,641,621	1,280,996	1,069,764	1,954,080	1,358,521	1,202,956	1,048,663	9,556,601

Interest rate sensitivity gap	$2,040,772	$(606,281)	$(284,585)	$(541,700)	$413,343	$1,772,655	$172,627	$3,002,831

Cumulative interest rate sensitivity gap	$2,040,772	$1,434,491	$1,185,906	$644,206	$1,057,549	$2,830,204	$3,002,831
Cumulative rate sensitive assets to rate sensitive liabilities	224.3%	149.1%	129.7%	110.8%	114.5%	133.3%	131.4%
Cumulative gap as a % of total earning assets	16.2%	11.4%	9.4%	5.1%	8.4%	22.5%	23.9%

Item 4:	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company or its subsidiaries are a party or of which any of their property is the subject.

Item 1A: Risk Factors

There were no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors,” of our Form 10-K for the year ended December 31, 2017. See the discussion of our risk factors in the Form 10-K, as filed with the SEC. The risks described are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, the Company utilized a portion of its stock repurchase program last amended and approved by the Board of Directors on February 21, 2018. This program authorized the repurchase of 14,752,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 through January 31, 2018	—	$—	—	5,227,136
February 1 through February 28, 2018	174,779	23.53	174,779	10,052,357
March 1 through March 31, 2018	128,858	23.26	128,585	9,923,499

Total	303,637		303,637

(1)	The above described stock repurchase program has no expiration date.

Item 3:	Defaults Upon Senior Securities

Not applicable.

Item 4:	Mine Safety Disclosures

Not applicable.

Item 5:	Other Information

Not applicable.

Item 6:	Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

10.5	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc.*

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: May 7, 2018	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: May 7, 2018	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer