Form 10-Q
period 2018-06-30
HOME BANCSHARES INC
filed 2018-08-06
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock Issued and Outstanding: 174,662,674 shares as of August 3, 2018.

HOME BANCSHARES, INC.

FORM 10-Q

June  30, 2018

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$197,658	$166,915
Interest-bearing deposits with other banks	298,085	469,018

Cash and cash equivalents	495,743	635,933
Federal funds sold	500	24,109
Investment securities – available-for-sale	1,718,704	1,663,517
Investment securities – held-to-maturity	204,401	224,756
Loans receivable	10,897,970	10,331,188
Allowance for loan losses	(111,516)	(110,266)

Loans receivable, net	10,786,454	10,220,922
Bank premises and equipment, net	234,634	237,439
Foreclosed assets held for sale	17,853	18,867
Cash value of life insurance	147,281	146,866
Accrued interest receivable	45,682	45,708
Deferred tax asset, net	78,435	76,564
Goodwill	956,418	927,949
Core deposit and other intangibles	46,101	49,351
Other assets	191,914	177,779

Total assets	$14,924,120	$14,449,760

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,523,553	$2,385,252
Savings and interest-bearing transaction accounts	6,573,902	6,476,819
Time deposits	1,638,578	1,526,431

Total deposits	10,736,033	10,388,502
Securities sold under agreements to repurchase	139,750	147,789
FHLB and other borrowed funds	1,309,950	1,299,188
Accrued interest payable and other liabilities	55,971	41,959
Subordinated debentures	368,403	368,031

Total liabilities	12,610,107	12,245,469

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2018 and 2017; shares issued and outstanding 174,510,874 in 2018 and 173,632,983 in 2017	1,745	1,736
Capital surplus	1,693,337	1,675,318
Retained earnings	642,540	530,658
Accumulated other comprehensive loss	(23,609)	(3,421)

Total stockholders’ equity	2,314,013	2,204,291

Total liabilities and stockholders’ equity	$14,924,120	$14,449,760

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
	(Unaudited)
Interest income:
Loans	$152,996	$112,732	$301,061	$218,494
Investment securities
Taxable	8,979	6,434	17,949	11,912
Tax-exempt	3,368	2,966	6,374	5,910
Deposits – other banks	1,206	727	2,135	1,035
Federal funds sold	12	4	18	6

Total interest income	166,561	122,863	327,537	237,357

Interest expense:
Interest on deposits	18,164	6,810	32,970	12,296
Federal funds purchased	—	—	1	—
FHLB and other borrowed funds	4,245	3,710	8,825	7,299
Securities sold under agreements to repurchase	372	196	748	361
Subordinated debentures	5,168	4,795	10,172	5,234

Total interest expense	27,949	15,511	52,716	25,190

Net interest income	138,612	107,352	274,821	212,167
Provision for loan losses	2,722	387	4,322	4,301

Net interest income after provision for loan losses	135,890	106,965	270,499	207,866

Non-interest income:
Service charges on deposit accounts	6,780	5,966	12,855	11,948
Other service charges and fees	9,797	8,576	19,952	17,493
Trust fees	379	309	825	765
Mortgage lending income	3,477	3,750	6,134	6,541
Insurance commissions	526	465	1,205	1,010
Increase in cash value of life insurance	730	463	1,384	773
Dividends from FHLB, FRB, FNBB & other	1,600	472	2,477	1,621
Gain on acquisitions	—	—	—	3,807
Gain on sale of SBA loans	262	387	444	575
Gain (loss) on sale of branches, equipment and other assets, net	—	431	7	375
Gain (loss) on OREO, net	1,046	393	1,451	514
Gain (loss) on securities, net	—	380	—	803
Other income	3,076	2,825	6,744	4,662

Total non-interest income	27,673	24,417	53,478	50,887

Non-interest expense:
Salaries and employee benefits	34,476	28,034	69,490	55,455
Occupancy and equipment	8,519	7,034	17,502	13,715
Data processing expense	3,339	2,863	7,325	5,586
Other operating expenses	16,894	13,072	32,291	31,388

Total non-interest expense	63,228	51,003	126,608	106,144

Income before income taxes	100,335	80,379	197,369	152,609
Income tax expense	24,310	30,282	48,280	55,656

Net income	$76,025	$50,097	$149,089	$96,953

Basic earnings per share	$0.44	$0.35	$0.86	$0.68

Diluted earnings per share	$0.44	$0.35	$0.86	$0.68

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$76,025	$50,097	$149,089	$96,953
Net unrealized gain (loss) on available-for-sale securities	(4,345)	9,318	(25,978)	10,746
Less: reclassification adjustment for realized (gains) losses included in income	—	(380)	—	(803)

Other comprehensive (loss) income, before tax effect	(4,345)	8,938	(25,978)	9,943
Tax effect on other comprehensive income	1,018	(3,506)	6,780	(3,901)

Other comprehensive income (loss)	(3,327)	5,432	(19,198)	6,042

Comprehensive income	$72,698	$55,529	$129,891	$102,995

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2018 and 2017

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	96,953	—	96,953
Other comprehensive income (loss)	—	—	—	6,042	6,042
Net issuance of 135,108 shares of common stock from exercise of stock options	1	645	—	—	646
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Repurchase of 420,000 shares of common stock	(4)	(10,276)			(10,280)
Share-based compensation net issuance of 145,500 shares of restricted common stock	2	3,425	—	—	3,427
Cash dividends – Common Stock, $0.1800 per share	—	—	(25,563)	—	(25,563)

Balances at June 30, 2017 (unaudited)	$1,431	$940,821	$527,338	$6,442	$1,476,032
Comprehensive income:
Net income	—	—	38,130	—	38,130
Other comprehensive income (loss)	—	—	—	(9,863)	(9,863)
Net issuance of 50,008 shares of common stock from exercise of stock options	1	435	—	—	436
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324	—	—	741,633
Repurchase of 437,800 shares of common stock	(5)	(10,540)	—	—	(10,545)
Share-based compensation net issuance of 86,266 shares of restricted common stock	—	3,278	—	—	3,278
Cash dividends – Common Stock, $0.2200 per share	—	—	(34,810)	—	(34,810)

Balances at December 31, 2017	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net Income	—	—	149,089	—	149,089
Other comprehensive income (loss)	—	—	—	(19,198)	(19,198)
Net issuance of 145,540 shares of common stock from exercise of stock options	1	937	—	—	938
Issuance of 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 649,320 shares of common stock	(6)	(14,989)	—	—	(14,995)
Share-based compensation net issuance of 147,000 shares of restricted common stock	1	3,883	—	—	3,884
Cash dividends – Common Stock, $0.2200 per share	—	—	(38,197)	—	(38,197)

Balances at June 30, 2018 (unaudited)	$1,745	$1,693,337	$642,540	$(23,609)	$2,314,013

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2018	2017
	(Unaudited)
Operating Activities
Net income	$149,089	$96,953
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,241	5,636
Amortization/(accretion)	10,403	7,698
Share-based compensation	3,884	3,427
(Gain) loss on assets	(2,268)	(3,379)
Gain on acquisitions	—	(3,807)
Provision for loan losses	4,322	4,301
Deferred income tax effect	13,200	(2,680)
Increase in cash value of life insurance	(1,384)	(773)
Originations of mortgage loans held for sale	(171,616)	(182,918)
Proceeds from sales of mortgage loans held for sale	176,029	193,406
Changes in assets and liabilities:
Accrued interest receivable	850	(276)
Other assets	(22,423)	(5,733)
Accrued interest payable and other liabilities	14,012	(28,362)

Net cash provided by operating activities	180,339	83,493

Investing Activities
Net decrease in federal funds sold	23,609	1,550
Net increase in loans, excluding purchased loans	(204,906)	(29,021)
Purchases of investment securities – available-for-sale	(254,851)	(391,375)
Proceeds from maturities of investment securities – available-for-sale	166,403	69,847
Proceeds from sale of investment securities – available-for-sale	809	27,134
Purchases of investment securities – held-to-maturity	—	(163)
Proceeds from maturities of investment securities – held-to-maturity	20,048	29,057
Proceeds from sale of investment securities – held-to-maturity	—	491
Proceeds from foreclosed assets held for sale	10,384	9,671
Proceeds from sale of SBA Loans	7,055	10,393
Purchases of premises and equipment, net	(3,422)	(2,425)
Return of investment on cash value of life insurance	1,325	592
Net cash (paid) proceeds received – market acquisitions	(384,983)	41,363

Net cash used in investing activities	(618,529)	(232,886)

Financing Activities
Net increase in deposits, excluding deposits acquired	347,531	381,206
Net (decrease) increase in securities sold under agreements to repurchase	(8,039)	12,451
Net increase (decrease) in FHLB and other borrowed funds	10,762	(262,234)
Proceeds from exercise of stock options	938	646
Proceeds from issuance of subordinated notes	—	297,201
Repurchase of common stock	(14,995)	(10,280)
Common stock issuance costs – market acquisitions	—	(195)
Tax benefits from stock options exercised	—	—
Dividends paid on common stock	(38,197)	(25,563)

Net cash provided by used in financing activities	298,000	393,232

Net change in cash and cash equivalents	(140,190)	243,839
Cash and cash equivalents – beginning of year	635,933	216,649

Cash and cash equivalents – end of period	$495,743	$460,488

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

Interim financial information

The accompanying unaudited consolidated financial statements as of June 30, 2018 and 2017 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

•

Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. The Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$76,025	$50,097	$149,089	$96,953
Average shares outstanding	173,403	143,282	173,581	142,538
Effect of common stock options	533	834	587	732

Average diluted shares outstanding	173,936	144,116	174,168	143,270

Basic earnings per share	$0.44	$0.35	$0.86	$0.68
Diluted earnings per share	$0.44	$0.35	$0.86	$0.68

2. Business Combinations

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $375.0 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million. SPF currently provides direct consumer financing to United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the effects of known purchase accounting adjustments, as of acquisition date, SPF had approximately $374.7 million in total assets, including $373.9 million in total loans which resulted in tentative goodwill of $28.5 million being recorded. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans and intangible assets and to evaluate the assumed tax positions and contingencies.

This portfolio of loans will now be housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial will be responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition and the creation of the SPF division of Centennial, Centennial has opened a new loan production office in Chesapeake, Virginia. Through this loan production office, the SPF division of Centennial will continue its vision to build out a lending platform focusing on commercial and consumer marine loans.

The Company has determined that the acquisition of the net assets of SPF constitutes a business combination as defined by the ASC Topic 805. Accordingly, the assets acquired are presented at their fair values as required. Fair values were determined based on the requirements of ASC Topic 820. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

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

Acquisition of Giant Holdings, Inc.

On February 23, 2017, the Company completed its acquisition of Giant Holdings, Inc. (“GHI”), parent company of Landmark Bank, N.A. (“Landmark”), pursuant to a definitive agreement and plan of merger whereby GHI merged with and into HBI and, immediately thereafter, Landmark merged with and into Centennial. The Company paid a purchase price to the GHI shareholders of approximately $96.0 million for the GHI acquisition. Under the terms of the agreement, shareholders of GHI received 2,738,038 shares of the Company’s common stock valued at approximately $77.5 million as of February 23, 2017, plus approximately $18.5 million in cash in exchange for all outstanding shares of GHI common stock.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	June 30, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$403,496	$235	$(5,792)	$397,939
Residential mortgage-backed securities	509,610	404	(13,274)	496,740
Commercial mortgage-backed securities	489,706	47	(14,000)	475,753
State and political subdivisions	308,956	2,361	(2,827)	308,490
Other securities	38,055	2,047	(320)	39,782

Total	$1,749,823	$5,094	$(36,213)	$1,718,704

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,790	$—	$(44)	$3,746
Residential mortgage-backed securities	50,886	21	(1,207)	49,700
Commercial mortgage-backed securities	13,239	18	(309)	12,948
State and political subdivisions	136,486	1,803	(139)	138,150

Total	$204,401	$1,842	$(1,699)	$204,544

	December 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540

Total	$1,669,147	$6,777	$(12,407)	$1,663,517

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362

Total	$224,756	$3,267	$(484)	$227,539

Assets, principally investment securities, having a carrying value of approximately $1.14 and $1.18 billion at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $139.8 and $147.8 million at June 30, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at June 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
	(In thousands)
Due in one year or less	$243,377	$240,962	$69,491	$70,423
Due after one year through five years	947,593	930,579	89,707	89,298
Due after five years through ten years	425,364	416,479	11,975	11,762
Due after ten years	133,489	130,684	33,228	33,061

Total	$1,749,823	$1,718,704	$204,401	$204,544

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended June 30, 2018, there were no available-for-sale securities sold. During six-month period ended June 30, 2018 approximately 809,000 in available-for-sale securities were sold. No realized gains or losses were recorded on the sales for the three and six-month periods ended June 30, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts.

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

During the three and six-month periods ended June 30, 2018, no securities were deemed to have other-than-temporary impairment.

At June 30, 2018, the Company had investment securities with approximately $11.6 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 69.2% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$303,332	$(4,514)	$48,149	$(1,322)	$351,481	$(5,836)
Residential mortgage-backed securities	358,975	(9,328)	152,329	(5,153)	511,304	(14,481)
Commercial mortgage-backed securities	359,275	(10,405)	116,060	(3,904)	475,335	(14,309)
State and political subdivisions	111,726	(2,018)	21,126	(948)	132,852	(2,966)
Other securities	2,990	(10)	9,717	(310)	12,707	(320)

Total	$1,136,298	$(26,275)	$347,381	$(11,637)	$1,483,679	$(37,912)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)
U.S. government-sponsored enterprises	$234,213	$(1,288)	$40,122	$(709)	$274,335	$(1,997)
Residential mortgage-backed securities	389,541	(3,656)	99,989	(1,665)	489,530	(5,321)
Commercial mortgage-backed securities	314,301	(2,343)	120,365	(2,127)	434,666	(4,470)
State and political subdivisions	41,299	(331)	20,980	(470)	62,279	(801)
Other securities	—	—	9,852	(302)	9,852	(302)

Total	$979,354	$(7,618)	$291,308	$(5,273)	$1,270,662	$(12,891)

Income earned on securities for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Taxable:
Available-for-sale	$8,528	$5,680	$16,993	$10,474
Held-to-maturity	451	754	956	1,438
Non-taxable:
Available-for-sale	2,452	1,583	3,801	3,130
Held-to-maturity	916	1,383	2,573	2,780

Total	$12,347	$9,400	$24,323	$17,822

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,734,315	$4,600,117
Construction/land development	1,662,199	1,700,491
Agricultural	77,053	82,229
Residential real estate loans
Residential 1-4 family	1,960,841	1,970,311
Multifamily residential	540,526	441,303

Total real estate	8,974,934	8,794,451
Consumer	417,499	46,148
Commercial and industrial	1,287,637	1,297,397
Agricultural	55,768	49,815
Other	162,132	143,377

Total loans receivable	$10,897,970	$10,331,188

During the three and six-month periods ended June 30, 2018, the Company sold $4.0 million and $6.6 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $262,000 and $444,000, respectively. During the three and six-month periods ended June 30, 2017, the Company sold $5.8 million and $9.8 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $387,000 and $575,000, respectively.

Mortgage loans held for sale of approximately $39.9 million and $44.3 million at June 30, 2018 and December 31, 2017, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at June 30, 2018 and December 31, 2017 were not material.

The Company had $3.52 billion of purchased loans, which includes $129.9 million of discount for credit losses on purchased loans, at June 30, 2018. The Company had $47.9 million and $82.0 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of June 30, 2018. The Company had $3.46 billion of purchased loans, which includes $146.6 million of discount for credit losses on purchased loans, at December 31, 2017. The Company had $51.9 million and $94.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2017.

5. Allowance for Loan Losses, Credit Quality and Other

The Company’s allowance for loan loss as of June 30, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of June 30, 2018, charge-offs of $2.5 million have been taken against the storm-related provision for loan losses.

The following table presents a summary of changes in the allowance for loan losses:

Six Months Ended June 30, 2018
(In thousands)
Allowance for loan losses:
Beginning balance	$110,266
Loans charged off	(4,672)
Recoveries of loans previously charged off	1,600

Net loans recovered (charged off)	(3,072)

Provision for loan losses	4,322

Balance, June 30, 2018	$111,516

The following tables present the balance in the allowance for loan losses for the three and six-month period ended June 30, 2018, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of June 30, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended June 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,104	$44,831	$23,614	$16,193	$3,247	$2,223	$110,212
Loans charged off	(54)	(390)	(952)	(258)	(478)	—	(2,132)
Recoveries of loans previously charged off	89	87	174	219	145	—	714

Net loans recovered (charged off)	35	(303)	(778)	(39)	(333)	—	(1,418)
Provision for loan losses	104	1,457	1,369	39	604	(851)	2,722

Balance, June 30	$20,243	$45,985	$24,205	$16,193	$3,518	$1,372	$111,516

	Six Months Ended June 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(62)	(837)	(1,731)	(1,072)	(970)	—	(4,672)
Recoveries of loans previously charged off	119	188	535	317	441	—	1,600

Net loans recovered (charged off)	57	(649)	(1,196)	(755)	(529)	—	(3,072)
Provision for loan losses	(157)	2,695	895	1,656	713	(1,480)	4,322

Balance, June 30	$20,243	$45,985	$24,205	$16,193	$3,518	$1,372	$111,516

	As of June 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,166	$619	$130	$2,054	$—	$—	$3,969
Loans collectively evaluated for impairment	19,024	44,451	23,273	13,882	3,510	1,372	105,512

Loans evaluated for impairment balance, June 30	20,190	45,070	23,403	15,936	3,510	1,372	109,481

Purchased credit impaired loans	53	915	802	257	8	—	2,035

Balance, June 30	$20,243	$45,985	$24,205	$16,193	$3,518	$1,372	$111,516

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$21,300	$144,590	$21,019	$33,853	$386	$—	$221,148
Loans collectively evaluated for impairment	1,627,159	4,574,063	2,439,468	1,241,038	632,784	—	10,514,512

Loans evaluated for impairment balance, June 30	1,648,459	4,718,653	2,460,487	1,274,891	633,170	—	10,735,660

Purchased credit impaired loans	13,740	92,715	40,880	12,746	2,229	—	162,310

Balance, June 30	$1,662,199	$4,811,368	$2,501,367	$1,287,637	$635,399	$—	$10,897,970

The following tables present the balances in the allowance for loan losses for the six-month period ended June 30, 2017 and the year ended December 31, 2017, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(326)	(1,655)	(2,288)	(779)	(1,063)	—	(6,111)
Recoveries of loans previously charged off	227	710	254	252	503	—	1,946

Net loans recovered (charged off)	(99)	(945)	(2,034)	(527)	(560)	—	(4,165)
Provision for loan losses	1,419	600	3,232	599	(565)	(984)	4,301

Balance, June 30	12,842	27,843	17,715	12,828	3,063	5,847	80,138
Loans charged off	(1,306)	(2,094)	(1,692)	(4,799)	(1,469)	—	(11,360)
Recoveries of loans previously charged off	235	332	422	212	338	—	1,539

Net loans recovered (charged off)	(1,071)	(1,762)	(1,270)	(4,587)	(1,131)	—	(9,821)
Provision for loan losses	8,572	17,858	8,061	7,051	1,402	(2,995)	39,949

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

	As of December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Period end amount allocated to:
Loans individually evaluated for impairment	$1,378	$768	$188	$843	$7	$—	$3,184
Loans collectively evaluated for impairment	18,954	42,824	23,341	14,290	3,310	2,852	105,571

Loans evaluated for impairment balance, December 31	20,332	43,592	23,529	15,133	3,317	2,852	108,755

Purchased credit impaired loans	11	347	977	159	17	—	1,511

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,860	$124,124	$20,431	$21,867	$500	$—	$193,782
Loans collectively evaluated for impairment	1,658,519	4,442,201	2,341,081	1,261,161	236,392	—	9,939,354

Loans evaluated for impairment balance, December 31	1,685,379	4,566,325	2,361,512	1,283,028	236,892	—	10,133,136

Purchased credit impaired loans	15,112	116,021	50,102	14,369	2,448	—	198,052

Balance, December 31	$1,700,491	$4,682,346	$2,411,614	$1,297,397	$239,340	$—	$10,331,188

The following is an aging analysis for loans receivable as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,295	$3,654	$21,482	$29,431	$4,704,884	$4,734,315	$10,634
Construction/land development	455	417	8,844	9,716	1,652,483	1,662,199	3,482
Agricultural	—	—	247	247	76,806	77,053	—
Residential real estate loans
Residential 1-4 family	4,424	1,162	16,529	22,115	1,938,726	1,960,841	1,932
Multifamily residential	879	—	1,274	2,153	538,373	540,526	798

Total real estate	10,053	5,233	48,376	63,662	8,911,272	8,974,934	16,846
Consumer	1,522	448	950	2,920	414,579	417,499	801
Commercial and industrial	3,804	1,846	7,277	12,927	1,274,710	1,287,637	2,049
Agricultural and other	420	16	175	611	217,289	217,900	—

Total	$15,799	$7,543	$56,778	$80,120	$10,817,850	$10,897,970	$19,696

	December 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$6,331	$1,480	$12,719	$20,530	$4,579,587	$4,600,117	$3,119
Construction/land development	834	13	8,258	9,105	1,691,386	1,700,491	3,247
Agricultural	—	221	19	240	81,989	82,229	—
Residential real estate loans
Residential 1-4 family	9,066	2,013	16,612	27,691	1,942,620	1,970,311	2,175
Multifamily residential	—	—	253	253	441,050	441,303	100

Total real estate	16,231	3,727	37,861	57,819	8,736,632	8,794,451	8,641
Consumer	252	51	171	474	45,674	46,148	26
Commercial and industrial	2,073	1,030	6,528	9,631	1,287,766	1,297,397	1,944
Agricultural and other	288	113	137	538	192,654	193,192	54

Total	$18,844	$4,921	$44,697	$68,462	$10,262,726	$10,331,188	$10,665

Non-accruing loans at June 30, 2018 and December 31, 2017 were $37.1 million and $34.0 million, respectively.

The following is a summary of the impaired loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018
				Three Months Ended		Six Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
	(In thousands)
Loans without a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	$28	$28	$—	$29	$—	$29	$1
Construction/land development	18	18	—	19	—	34	1
Agricultural	14	14	—	16	—	17	—
Residential real estate loans
Residential 1-4 family	187	187	—	171	3	152	6
Multifamily residential	—	—	—	—	—	—	—

Total real estate	247	247	—	235	3	232	8
Consumer	30	30	—	23	1	21	1
Commercial and industrial	248	248	—	225	4	185	7
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	525	525	—	483	8	438	16
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,716	38,175	610	34,728	8	32,832	378
Construction/land development	13,852	12,782	1,166	12,495	53	12,382	139
Agricultural	514	518	9	530	1	448	8
Residential real estate loans
Residential 1-4 family	20,852	18,115	77	19,313	1	19,105	323
Multifamily residential	2,896	2,717	53	2,215	73	2,019	92

Total real estate	79,830	72,307	1,915	69,281	136	66,786	940
Consumer	186	181	—	188	39	184	57
Commercial and industrial	13,527	9,932	2,054	12,909	358	12,942	508
Agricultural and other	175	175	—	177	1	221	4

Total loans with a specific valuation allowance	93,718	82,595	3,969	82,555	534	80,133	1,509
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,744	38,203	610	34,757	8	32,861	379
Construction/land development	13,870	12,800	1,166	12,514	53	12,416	140
Agricultural	528	532	9	546	1	465	8
Residential real estate loans
Residential 1-4 family	21,039	18,302	77	19,484	4	19,257	329
Multifamily residential	2,896	2,717	53	2,215	73	2,019	92

Total real estate	80,077	72,554	1,915	69,516	139	67,018	948
Consumer	216	211	—	211	40	205	58
Commercial and industrial	13,775	10,180	2,054	13,134	362	13,127	515
Agricultural and other	175	175	—	177	1	221	4

Total impaired loans	$94,243	$83,120	$3,969	$83,038	$542	$80,571	$1,525

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of June 30, 2018.

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

Interest recognized on impaired loans during the three months ended June 30, 2018 and 2017 was approximately $542,000 and $509,000, respectively. Interest recognized on impaired loans during the six months ended June 30, 2018 and 2017 was approximately $1.5 million and $1.0 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$39,479	$456	$—	$39,935
Construction/land development	22,649	—	—	22,649
Agricultural	539	—	—	539
Residential real estate loans
Residential 1-4 family	22,097	386	—	22,483
Multifamily residential	1,258	—	—	1,258

Total real estate	86,022	842	—	86,864
Consumer	834	—	—	834
Commercial and industrial	17,774	298	—	18,072
Agricultural and other	193	—	—	193

Total risk rated loans	$104,823	$1,140	$—	$105,963

	December 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$20,933	$518	$—	$21,451
Construction/land development	24,013	204	—	24,217
Agricultural	321	—	—	321
Residential real estate loans
Residential 1-4 family	23,420	564	—	23,984
Multifamily residential	939	—	—	939

Total real estate	69,626	1,286	—	70,912
Consumer	159	9	—	168
Commercial and industrial	12,818	80	—	12,898
Agricultural and other	136	—	—	136

Total risk rated loans	$82,739	$1,375	$—	$84,114

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

The following is a presentation of loans receivable by class and risk rating as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,003	$327	$2,682,429	$1,800,969	$117,133	$39,935	$4,641,796
Construction/land development	23	710	274,805	1,349,109	1,163	22,649	1,648,459
Agricultural	—	—	47,667	27,505	1,146	539	76,857
Residential real estate loans
Residential 1-4 family	694	769	1,456,314	435,575	9,592	22,483	1,925,427
Multifamily residential	—	—	346,984	186,818	—	1,258	535,060

Total real estate	1,720	1,806	4,808,199	3,799,976	129,034	86,864	8,827,599
Consumer	13,779	583	387,476	12,992	937	834	416,601
Commercial and industrial	22,218	8,158	579,862	617,680	28,901	18,072	1,274,891
Agricultural and other	1,263	3,385	142,585	68,608	535	193	216,569

Total risk rated loans	$38,980	$13,932	$5,918,122	$4,499,256	$159,407	$105,963	10,735,660

Purchased credit impaired loans							162,310

Total loans receivable							$10,897,970

	December 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$1,015	$558	$2,595,844	$1,745,778	$119,656	$21,451	$4,484,302
Construction/land development	28	583	280,980	1,373,133	6,438	24,217	1,685,379
Agricultural	—	19	53,018	27,515	1,150	321	82,023
Residential real estate loans
Residential 1-4 family	1,140	969	1,414,849	475,619	11,658	23,984	1,928,219
Multifamily residential	—	—	329,070	103,071	213	939	433,293

Total real estate	2,183	2,129	4,673,761	3,725,116	139,115	70,912	8,613,216
Consumer	13,106	808	22,479	8,532	70	168	45,163
Commercial and industrial	20,870	7,543	627,316	592,088	22,313	12,898	1,283,028
Agricultural and other	1,986	3,914	147,323	38,370	—	136	191,729

Total risk rated loans	$38,145	$14,394	$5,470,879	$4,364,106	$161,498	$84,114	10,133,136

Purchased credit impaired loans							198,052

Total loans receivable							$10,331,188

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	15	$16,320	$9,410	$—	$5,462	$14,872
Construction/land development	3	641	555	70	—	625
Agricultural	2	345	281	18	—	299
Residential real estate loans
Residential 1-4 family	18	3,846	1,033	356	1,093	2,482
Multifamily residential	3	1,701	1,305	—	287	1,592

Total real estate	41	22,853	12,584	444	6,842	19,870
Consumer	4	36	17	13	—	30
Commercial and industrial	13	1,344	446	106	—	552

Total	58	$24,233	$13,047	$563	$6,842	$20,452

	December 31, 2017
	Number of Loans	Pre-Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627

Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166

Total	62	$26,424	$13,663	$496	$7,039	$21,198

The following is a presentation of TDRs on non-accrual status as of June 30, 2018 and December 31, 2017 because they are not in compliance with the modified terms:

	June 30, 2018		December 31, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
	(Dollars in thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	1	$1,158	2	$1,161
Agricultural	1	18	1	22
Residential real estate loans
Residential 1-4 family	7	744	8	850
Multifamily residential	1	149	1	153

Total real estate	10	2,069	12	2,186

Commercial and industrial	3	56	1	—

Total	13	$2,125	13	$2,186

The following is a presentation of total foreclosed assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$7,311	$9,766
Construction/land development	5,261	5,920
Residential real estate loans
Residential 1-4 family	5,145	2,654
Multifamily residential	136	527

Total foreclosed assets held for sale	$17,853	$18,867

The following is a summary of the purchased credit impaired loans acquired in the SPF, GHI, BOC and Stonegate acquisitions as of the dates of acquisition:

	SPF	GHI	BOC	Stonegate
	(In thousands)
Contractually required principal and interest at acquisition	$3,496	$22,379	$18,586	$98,444
Non-accretable difference (expected losses and foregone interest)	285	4,462	2,811	23,297

Cash flows expected to be collected at acquisition	3,211	17,917	15,775	75,147
Accretable yield	808	2,071	1,043	11,761

Basis in purchased credit impaired loans at acquisition	$2,403	$15,846	$14,732	$63,386

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the six-month period ended June 30, 2018 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$41,803	$198,052
Reforecasted future interest payments for loan pools	(724)	—
Accretion recorded to interest income	(8,516)	8,516
Acquisitions	808	2,403
Adjustment to yield	2,056	—
Transfers to foreclosed assets held for sale	—	(1,115)
Payments received, net	—	(45,546)

Balance at end of period	$35,427	$162,310

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $724,000. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2018 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $2.1 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Goodwill
Balance, beginning of period	$927,949	$377,983
Acquisitions	28,469	549,966

Balance, end of period	$956,418	$927,949

	June 30, 2018	December 31, 2017
	(In thousands)
Core Deposit and Other Intangibles
Balance, beginning of period	$49,351	$18,311
Acquisition	—	4,378
Amortization expense	(3,250)	(1,670)

Balance, June 30	$46,101	21,019

Acquisitions		30,869
Amortization expense		(2,537)

Balance, end of year		$49,351

The carrying basis and accumulated amortization of core deposits and other intangibles at June 30, 2018 and December 31, 2017 were:

	June 30, 2018	December 31, 2017
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(40,524)	(37,274)

Net carrying amount	$46,101	$49,351

Core deposit and other intangible amortization expense was approximately $1.6 million and $866,000 for the three months ended June 30, 2018 and 2017, respectively. Core deposit and other intangible amortization expense was approximately $3.3 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. Including all of the mergers completed as of December 31, 2017, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2018 through 2022 is approximately: 2018 – $6.6 million; 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million.

The carrying amount of the Company’s goodwill was $956.4 million and $927.9 million at June 30, 2018 and December 31, 2017, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of June 30, 2018 and December 31, 2017, other assets were $191.9 million and $177.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $132.8 million and $132.1 million at June 30, 2018 and December 31, 2017, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $24.2 million and $23.9 million at June 30, 2018 and December 31, 2017, respectively. There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $777.2 million and $636.9 million at June 30, 2018 and December 31, 2017, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.16 billion and $998.3 million at June 30, 2018 and December 31, 2017, respectively.    Interest expense applicable to certificates in excess of $100,000 totaled $3.8 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $6.7 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018 and December 31, 2017, brokered deposits were $580.7 million and $1.03 billion, respectively.

Deposits totaling approximately $1.85 billion and $1.51 billion at June 30, 2018 and December 31, 2017, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At June 30, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $139.8 million and $147.8 million, respectively. For the three-month periods ended June 30, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $144.0 million and $128.7 million, respectively. For the six-month periods ended June 30, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $148.3 million and $126.4 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of June 30, 2018 and December 31, 2017 is presented in the following tables:

	June 30, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$10,706	$—	$—	$—	$10,706
Mortgage-backed securities	10,911	—	—	—	10,911
State and political subdivisions	96,535	—	—	—	96,535
Other securities	21,598	—	—	—	21,598

Total borrowings	$139,750	$—	$—	$—	$139,750

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,525	$—	$—	$10,000	$21,525
Mortgage-backed securities	21,255	—	—	—	21,255
State and political subdivisions	85,428	—	—	—	85,428
Other securities	19,581	—	—	—	19,581

Total borrowings	$137,789	$—	$—	$10,000	$147,789

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.31 billion and $1.30 billion at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, $885.0 million and $425.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.89% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2018 include: 2018 – $1.02 billion; 2019 – $143.0 million; 2020 – $146.4 million; 2021 – zero; 2025 – $389,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Additionally, the Company had $915.3 million and $695.3 million at June 30, 2018 and December 31, 2017, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at June 30, 2018 and December 31, 2017, respectively.

11. Other Borrowings

The Company had zero other borrowings at June 30, 2018. The Parent Company took out a $20.0 million unsecured line of credit for general corporate purposes during 2015. The balance on this line of credit at June 30, 2018 and December 31, 2017 was zero.

12. Subordinated Debentures

Subordinated debentures at June 30, 2018 and December 31, 2017 consisted of guaranteed payments on trust preferred securities with the following components:

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,328	4,304
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,615	5,569
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,634	297,332

Total	$368,403	$368,031

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

The Bank acquired $12.5 million in trust preferred securities with a carrying value of $9.9 million and $9.8 million at June 30, 2018 and December 31, 2017, respectively, from the Stonegate acquisition. The difference between the fair value purchased of $9.9 million and the $12.5 million face amount, will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%. The TCJA also established new tax laws that will affect 2018.

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

The following is a summary of the components of the provision (benefit) for income taxes for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Current:
Federal	$11,351	$29,278	$26,355	$48,669
State	3,757	5,815	8,725	9,667

Total current	15,108	35,093	35,080	58,336

Deferred:
Federal	6,913	(4,014)	9,917	(2,236)
State	2,289	(797)	3,283	(444)

Total deferred	9,202	(4,811)	13,200	(2,680)

Income tax expense	$24,310	$30,282	$48,280	$55,656

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and six-month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.00%	35.00%	21.00%	35.00%
Effect of non-taxable interest income	(0.83)	(1.36)	(0.79)	(1.43)
Effect of gain on acquisitions	—	—	—	(0.87)
Stock compensation	0.01	(0.07)	(0.21)	(0.55)
State income taxes, net of federal benefit	4.16	4.12	4.57	4.03
Other	(0.11)	(0.02)	(0.11)	0.29

Effective income tax rate	24.23%	37.67%	24.46%	36.47%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,364	$29,515
Deferred compensation	1,769	1,142
Stock compensation	3,326	2,731
Real estate owned	1,537	1,731
Unrealized loss on securities available-for-sale	8,251	1,471
Loan discounts	27,005	32,784
Tax basis premium/discount on acquisitions	8,754	8,802
Investments	975	1,155
Other	11,137	11,663

Gross deferred tax assets	$93,118	90,994

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	944	291
Core deposit intangibles	10,526	11,258
FHLB dividends	1,712	1,625
Other	1,501	1,256

Gross deferred tax liabilities	14,683	14,430

Net deferred tax assets	$78,435	$76,564

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

During the first six months of 2018, the Company repurchased a total of 649,320 shares with a weighted-average stock price of $23.07 per share. The 2018 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of June 30, 2018 total 5,174,184 shares. The remaining balance available for repurchase is 9,577,816 shares at June 30, 2018.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 19, 2018 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 13,288,000 shares. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of June 30, 2018, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At June 30, 2018, the Company had approximately 2,239,000 shares of common stock remaining available for future grants and approximately 6,316,000 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

The intrinsic value of the stock options outstanding and stock options vested at June 30, 2018 was $12.7 million and $8.5 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $5.3 million as of June 30, 2018. For the first six months of 2018, the Company has expensed approximately $821,000 for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at June 30, 2018 and December 31, 2017 and changes during the three-month period and year then ended:

	For the Six Months Ended June 30, 2018		For the Year Ended December 31, 2017
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,274	$16.23	2,397	$15.19
Granted	110	22.22	80	25.96
Forfeited/Expired	—	—	—	—
Exercised	(145)	8.87	(203)	7.82

Outstanding, end of period	2,239	17.00	2,274	16.23

Exercisable, end of period	1,058	$14.54	1,016	$13.55

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the six months ended June 30, 2018 was $5.85 per share. The weighted-average fair value of options granted during the year ended December 31, 2017 was $7.10 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Six Months Ended	For the Year Ended
	June 30, 2018	December 31, 2017
Expected dividend yield	1.98%	1.39%
Expected stock price volatility	27.92%	28.47%
Risk-free interest rate	2.87%	2.06%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at June 30, 2018:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Options Exercisable Shares (000)	Weighted-Average Exercise Price
$2.10 to $2.66	12	0.97	2.60	12	2.60
$5.68 to $6.56	99	3.16	6.45	99	6.45
$8.62 to $9.54	264	4.67	9.05	264	9.05
$14.71 to $16.86	262	6.26	16.00	178	16.09
$17.12 to $17.40	201	6.41	17.19	124	17.22
$18.46 to $18.46	1,010	7.15	18.46	289	18.46
$20.16 to $20.58	80	7.27	20.37	28	20.34
$21.25 to $22.22	230	8.77	21.71	48	21.25
$25.96 to $25.96	80	8.81	25.96	16	25.96

	2,238			1,058

The table below summarized the activity for the Company’s restricted stock issued and outstanding at June 30, 2018 and December 31, 2017 and changes during the period and year then ended:

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Beginning of year	1,145	958
Issued	162	232
Vested	(156)	(45)
Forfeited	(15)	—

End of period	1,136	1,145

Amount of expense for six months and twelve months ended, respectively	$3,133	$5,237

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the vesting periods, was approximately $13.4 million as of June 30, 2018.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In thousands)
Salaries and employee benefits	$34,476	$28,034	$69,490	$55,455
Occupancy and equipment	8,519	7,034	17,502	13,715
Data processing expense	3,339	2,863	7,325	5,586
Other operating expenses:
Advertising	1,142	812	2,104	1,510
Merger and acquisition expenses	—	789	—	7,516
Amortization of intangibles	1,624	866	3,250	1,670
Electronic banking expense	1,828	1,654	3,706	3,173
Directors’ fees	318	324	648	637
Due from bank service charges	242	456	461	876
FDIC and state assessment	2,788	1,182	4,396	2,470
Insurance	714	543	1,601	1,121
Legal and accounting	858	474	1,636	1,101
Other professional fees	1,601	1,233	3,240	2,386
Operating supplies	602	477	1,202	944
Postage	323	295	667	581
Telephone	371	398	744	722
Other expense	4,483	3,569	8,636	6,681

Total other operating expenses	16,894	13,072	32,291	31,388

Total non-interest expense	$63,228	$51,003	$126,608	$106,144

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

Although the Company has a diversified loan portfolio, commercial real estate loans represented 59.4% and 61.8% of total loans receivable at June 30, 2018 and December 31, 2017, respectively, and 279.8% and 289.6% of total stockholders’ equity at June 30, 2018 and December 31, 2017, respectively. Residential real estate loans represented 23.0% and 23.3% of total loans receivable and 108.1% and 109.4% of total stockholders’ equity at June 30, 2018 and December 31, 2017, respectively.

Approximately 91.1% of the Company’s total loans and 89.0% of the Company’s real estate loans as of June 30, 2018, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At June 30, 2018 and December 31, 2017, commitments to extend credit of $2.28 billion and $2.38 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at June 30, 2018 and December 31, 2017, is $65.4 million and $70.5 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first six months of 2018, the Company requested approximately $93.9 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 58.7% of the Company’s banking subsidiary’s year-to-date 2018 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of June 30, 2018, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of June 30, 2018, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.12%, 10.57%, 11.71%, and 15.11%, respectively, as of June 30, 2018.

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

In connection with the SPF acquisition, accounted for using the purchase method, the Company acquired approximately $374.7 million in assets, including $373.9 million in loans, issued 1,250,000 shares of its common stock valued at approximately $28.2 million as of June 29, 2018, and paid $375.0 million in cash.

The following is a summary of the Company’s additional cash flow information during the six-month periods ended:

	June 30,
	2018	2017
	(In thousands)
Interest paid	$51,069	$20,491
Income taxes paid	23,375	74,542
Assets acquired by foreclosure	7,919	9,137

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material financial instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of June 30, 2018 and December 31, 2017, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2018 and 2017. See footnote 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $79.2 million and $72.5 million as of June 30, 2018 and December 31, 2017, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $368,000 and $111,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended June 30, 2018 and 2017, respectively. The Company reversed approximately $563,000 and $209,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the six months ended June 30, 2018 and 2017, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of June 30, 2018 and December 31, 2017, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $17.9 million and $18.9 million, respectively.

No foreclosed assets held for sale were remeasured during the six months ended June 30, 2018. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

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

	June 30, 2018
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$495,743	$495,743	1
Federal funds sold	500	500	1
Investment securities – held-to-maturity	204,401	204,544	2
Loans receivable, net of impaired loans and allowance	10,707,303	10,537,866	3
Accrued interest receivable	45,682	45,682	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$2,523,553	$2,523,553	1
Savings and interest-bearing transaction accounts	6,573,902	6,573,902	1
Time deposits	1,638,578	1,612,077	3
Securities sold under agreements to repurchase	139,750	139,750	1
FHLB and other borrowed funds	1,309,950	1,305,602	2
Accrued interest payable	7,231	7,231	1
Subordinated debentures	368,403	377,553	3

	December 31, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$635,933	$635,933	1
Federal funds sold	24,109	24,109	1
Investment securities – held-to-maturity	224,756	227,539	2
Loans receivable, net of impaired loans and allowance	10,148,470	10,055,901	3
Accrued interest receivable	45,708	45,708	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$2,385,252	$2,385,252	1
Savings and interest-bearing transaction accounts	6,476,819	6,476,819	1
Time deposits	1,526,431	1,514,670	3
Securities sold under agreements to repurchase	147,789	147,789	1
FHLB and other borrowed funds	1,299,188	1,299,961	2
Accrued interest payable	5,583	5,583	1
Subordinated debentures	368,031	379,146	3

21. Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which defers the effective date of this standard to annual and interim periods beginning after December 15, 2017; however, early adoption was permitted for annual and interim reporting periods beginning after December 15, 2016. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which amends certain aspects of the guidance in ASU 2014-09 (FASB’s new revenue standard) on (1) identifying performance obligations and (2) licensing. ASU 2014-10’s effective date and transition provisions are aligned with the requirements in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of the FASB’s new revenue standard, ASU 2014-09. ASU 2016-12’s effective date and transition provisions are aligned with the requirements in ASU 2014-09.

The guidance issued in ASU 2014-09, ASU 2015-14, ASU 2016-10 and ASU 2016-12 permit two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. Changes to the current GAAP model primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (“AOCI”). In addition, ASU 2016-01 clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale securities. The new guidance is effective for annual reporting period and interim reporting periods within those annual periods, beginning after December 15, 2017. The Company adopted the guidance effective January 1, 2018 and recorded a cumulative-effect adjustment to retained earnings of $990,000 to reclassify the cumulative change in fair value of equity securities previously recognized in AOCI. For additional information on fair value of assets and liabilities, see Note 20.

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

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update), which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force’s (“EITF”) March 3, 2016, meeting. ASU 2016-11 is effective at the same time as ASU 2014-09 and ASU 2014-16. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which amends the FASB’s guidance on the impairment of financial instruments. The amendments in ASU 2016-13 replace the incurred loss model with a methodology that reflects expected credit losses over the life of the loan and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates, known as the current expected credit loss (“CECL”) model. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is also intended to reduce the complexity of U.S. GAAP by decreasing the number of credit impairment models that entities use to account for debt instruments. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The allowance for loan losses is a material estimate of the Company, and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the allowance for loan losses at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The Company will also develop new procedures for determining an allowance for credit losses relating to held-to-maturity investment securities. In addition, the current accounting policy and procedures for other-than-temporary impairment on available-for-sale investment securities will be replaced with an allowance approach. The Company is currently evaluating the impact, if any, ASU 2016-13 will have on its financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from the amendments. It is too early to assess the impact that the implementation of this guidance will have on the Company’s consolidated financial statements; however, the Company has begun developing processes and procedures to ensure it is fully compliant with the amendments at the required adoption date. Among other things, the Company has initiated data gathering and assessment to support forecasting of asset quality, loan balances, and portfolio net charge-offs and has developed an in-house data warehouse, developed asset quality forecast models and evaluated potential software vendors in preparation for the implementation of this standard. For additional information on the allowance for loan losses, see Note 5.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues including debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and the guidance must be applied retrospectively to all periods presented but may be applied prospectively from the earliest date practicable if retrospective application would be impracticable. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s statement of cash flows or financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings at the beginning period of adoption. Early adoption is permitted in the first interim period of an annual reporting period for which financial statements have not been issued. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the “set”) is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323). The amendments in the update relate to SEC paragraphs pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF meetings related to disclosure of the impact of recently issued accounting standards. The SEC staff’s view that a registrant should evaluate ASC updates that have not yet been adopted to determine the appropriate financial disclosures about the potential material effects of the updates on the financial statements when adopted. If a registrant does not know or cannot reasonably estimate the impact of an update, then in addition to making a statement to that effect, the registrant should consider additional qualitative financial statement disclosures to assist the reader in assessing the significance of the impact. The staff expects the additional qualitative disclosures to include a description of the effect of the accounting policies expected to be applied compared to current accounting policies. Also, the registrant should describe the status of its process to implement the new standards and the significant implementation matters yet to be addressed. The amendments specifically addressed recent ASC amendments to ASU 2016-02, Leases, and ASU 2014-09, Revenue from Contracts with Customers, although, the amendments apply to any subsequent amendments to guidance in the ASC. The Company adopted the amendments in this update during the fourth quarter of 2016, and appropriate disclosures have been included in this Note for each recently issued accounting standard.

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

In February 2017, the FASB issued ASU 2017-05, Other Income: Gains and Losses from the Derecognition of Nonfinancial Assets, which clarifies the scope of the FASB’s guidance on nonfinancial asset derecognition (ASC 610-20) as well as the accounting for partial sales of nonfinancial assets. The ASU conforms the derecognition guidance on nonfinancial assets with the model for transactions in the new revenue standard (ASC 606, as amended). The ASU requires an entity to derecognize the nonfinancial asset or in-substance nonfinancial asset in a partial sale transaction when (1) the entity ceases to have a controlling financial interest in a subsidiary under ASC 810 and (2) control of the asset is transferred in accordance with ASC 606. The entity therefore has to consider repurchase agreements (e.g., a call option to repurchase the ownership interest in a subsidiary) in its assessment and may not be able to derecognize the nonfinancial assets, even though it no longer has a controlling financial interest in a subsidiary in accordance with ASC 810. The ASU illustrates the application of this guidance in ASC 610-20-55-15 and 55-16. The effective date of the new guidance is aligned with the requirements in the new revenue standard, which is effective for public entities for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017, and for nonpublic entities for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities, which amends the amortization period for certain purchased callable debt securities held at a premium. This ASU will shorten the amortization period for the premium to be amortized to the earliest call date. This ASU does not apply to securities held at a discount, which will continue to be amortized to maturity. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The guidance should be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted the guidance effective January 1, 2018. The Company does not anticipate any modifications to its existing awards, and therefore, the adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s financial position, results of operations, or its financial statement disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815)—Targeted Improvements to Accounting for Hedging Activities, which amends the hedge accounting model to provide better insight to risk management activities in the financial statements, reduces the complexity in cash flow hedges of interest rate risk, eliminates the requirement to separately measure and report hedge ineffectiveness, requires the entire change in the fair value of a hedging instrument included in the assessment of the hedge effectiveness to be recorded in other comprehensive income, with amounts reclassified to earnings to be presented in the same line item used to present the earnings effect of the hedged item when the hedged item affects earnings and allows the initial prospective quantitative assessment of hedge effectiveness to be performed at any time after hedge designation, but no later than the first quarterly effectiveness testing date. This ASU is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The amendments in this standard must be applied using the modified retrospective approach for cash flow and net investment hedge relationships existing on the date of adoption. The Company is currently evaluating the impact, if any, ASU 2017-12 will have on its financial position, results of operations, and its financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is also identifying and implementing changes to its business processes, systems and controls to support adoption of the new standard in 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company plans to adopt the guidance January 1, 2019. As of June 30, 2018, the balance of the stranded tax effects within other comprehensive income was $612,000.

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

The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption of ASU 2018-03 is permitted for all entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, if they have adopted ASU 2016-01. The Company adopted the guidance effective January 1, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU 2018-04, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The ASU adds, amends, and supersedes various paragraphs that contain SEC guidance in ASC 320, Investments – Debt Securities, and ASC 980, Regulated Operations. The effective date for the amendments to ASC 320 is the same as the effective date of ASU 2016-01. Other amendments are effective upon issuance. The Company has adopted the amendments to ASC 320 effective January 1, 2018, and the adoption did not have a significant impact on our financial position or financial statement disclosures. The Company has adopted the other amendments effective March 9, 2018, and the adoption did not have a significant impact on our financial position or financial statement disclosures.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The ASU adds seven paragraphs to ASC 740, Income Taxes, that contain SEC guidance related to SAB 118 (codified as SEC SAB Topic 5.EE, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. This ASU was effective upon issuance. The Company adopted the guidance effective March 13, 2018, and its adoption did not have a significant impact on our financial position or financial statement disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance also specifies that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. This guidance is applicable to the Company beginning January 1, 2019. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) as of June 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and stockholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ BKD, LLP

Little Rock, Arkansas

August 6, 2018

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of June 30, 2018, we had, on a consolidated basis, total assets of $14.92 billion, loans receivable, net, of $10.79 billion, total deposits of $10.74 billion, and stockholders’ equity of $2.31 billion.

We generate most of our revenue from interest on loans and investments, service charges, and mortgage banking income. Deposits and Federal Home Loan Bank (“FHLB”) and other borrowed funds are our primary source of funding. Our largest expenses are interest on our funding sources, salaries and related employee benefits and occupancy and equipment. We measure our performance by calculating our return on average common equity, return on average assets and net interest margin. We also measure our performance by our efficiency ratio, which is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a non-GAAP measure and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding adjustments such as merger expenses and/or gains and losses.

Table 1: Key Financial Measures

	As of or for the Three Months Ended June 30,		As of or for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Total assets	$14,924,120	$10,872,228	$14,924,120	$10,872,228
Loans receivable	10,897,970	7,834,475	10,897,970	7,834,475
Allowance for loan losses	111,516	80,138	111,516	80,138
Total deposits	10,736,033	7,767,388	10,736,033	7,767,388
Total stockholders’ equity	2,314,013	1,476,032	2,314,013	1,476,032
Net income	76,025	50,097	149,089	96,953
Basic earnings per share	0.44	0.35	0.86	0.68
Diluted earnings per share	0.44	0.35	0.86	0.68
Book value per share	13.26	10.32	13.26	10.32
Tangible book value per share (non-GAAP)	7.52	7.23	7.52	7.23
Annualized net interest margin – FTE	4.47%	4.50%	4.47%	4.60%
Efficiency ratio	36.74	37.48	37.28	39.12
Efficiency ratio, as adjusted (non-GAAP)	37.03	37.29	37.49	37.13
Annualized return on average assets	2.13	1.86	2.11	1.86
Annualized return on average common equity	13.54	13.83	13.46	13.84

Overview

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Our net income increased $25.9 million, or 51.8%, to $76.0 million for the three-month period ended June 30, 2018, from $50.1 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.44 per share and $0.35 per share for the three-month periods ended June 30, 2018 and 2017, respectively. Excluding the $789,000 of merger expenses associated with the 2017 acquisitions, our net income increased $25.3 million, or 50.0%, to $76.0 million for the three-month period ended June 30, 2018, from $50.7 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). Of the $25.3 million increase in net income excluding the $789,000 of merger expenses associated with the 2017 acquisitions, $12.5 million was due to tax savings from the TCJA. The remaining $12.8 million is primarily associated with additional net income largely resulting from our acquisition of Stonegate.

Our net interest margin decreased from 4.50% for the three-month period ended June 30, 2017 to 4.47% for the three-month period ended June 30, 2018. The yield on loans was 5.94% and 5.78% for the three months ended June 30, 2018 and 2017, respectively as average loans increased from $7.83 billion to $10.35 billion. The increase in loan balances is primarily due to the acquisition of Stonegate. For the three months ended June 30, 2018 and 2017, we recognized $10.7 million and $8.5 million in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.48% for the three months ended June 30, 2017 to 0.90% for the three months ended June 30, 2018 with average balances of $5.74 billion and $8.06 billion, respectively. The growth of average interest earning assets of $2.82 billion, which was primarily due to the acquisition of Stonegate, and the increase in yield were offset by the increase in interest-bearing liabilities and the rate on interest bearing liabilities, which led to a decrease in net interest margin for the quarter ended June 30, 2018.

Our efficiency ratio was 36.74% for the three months ended June 30, 2018, compared to 37.48% for the same period in 2017. For the second quarter of 2018, our efficiency ratio, as adjusted (non-GAAP), was 37.03%, an improvement of 26 basis points from the 37.29% reported for second quarter of 2018 (See Table 23 for the non-GAAP tabular reconciliation). Even though acquisitions tend to increase our efficiency ratio in the short term, we had an improvement in the efficiency ratio primarily associated with cost savings from our Stonegate acquisition being realized soon after conversion, which was completed on February 9, 2018.

Our annualized return on average assets was 2.13% for the three months ended June 30, 2018, compared to 1.86% for the same period in 2017. Our annualized return on average common equity was 13.54% for the three months ended June 30, 2018, compared to 13.83% for the same period in 2017. Excluding the $12.5 million tax effect of the TCJA, our annualized return on average assets was 1.78% for the three months ended June 30, 2018 and our annualized return on average common equity was 11.32%.

Results of Operations for Six Months Ended June 30, 2018 and 2017

Our net income increased $52.1 million, or 53.8%, to $149.1 million for the six-month period ended June 30, 2018, from $97.0 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.86 per share and $0.68 per share for the six-month periods ended June 30, 2018 and 2017, respectively. Excluding the $3.8 million of one-time non-taxable gain on acquisition and $7.5 million of merger expenses associated with the 2017 acquisitions, our net income increased $51.0 million, or 52.0%, to $149.1 million for the six-month period ended June 30, 2018, from $98.1 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). Of the $51.0 million increase in net income excluding the $3.8 million of gain on acquisition and $7.5 million of merger expense associated with the 2017 acquisitions, $24.6 million was due to tax savings from the TCJA. The remaining $26.4 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net income largely resulting from our acquisitions.

Our net interest margin decreased from 4.60% for the six-month period ended June 30, 2017 to 4.47% for the six-month period ended June 30, 2018. The yield on loans was 5.88% and 5.72% for the six months ended June 30, 2018 and 2017, respectively as average loans increased from $7.71 billion to $10.34 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the six months ended June 30, 2018 and 2017, we recognized $21.3 million and $16.1 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.44% for the six months ended June 30, 2017, to 0.83% for the six months ended June 30, 2018, with average balances of $5.62 billion and $7.99 billion, respectively. The growth of average interest earning assets of $3.05 billion, which was primarily due to acquisitions completed in 2017, and the increase in yield were offset by the increase in interest-bearing liabilities and the rate on interest-bearing liabilities, which led to a decrease in net interest margin for the quarter ended June 30, 2018.

Our efficiency ratio was 37.28% for the six months ended June 30, 2018, compared to 39.12% for the same period in 2017. For the first six months of 2018, our efficiency ratio, as adjusted (non-GAAP), was 37.49%, which increased from the 37.13% reported for first six months of 2017. (See Table 23 for the non-GAAP tabular reconciliation). Even though acquisitions tend to increase our efficiency ratio in the short term, we had an improvement in the efficiency ratio primarily associated with cost savings from our Stonegate acquisition being realized soon after conversion which was completed on February 9, 2018.

Our annualized return on average assets was 2.11% for the six months ended June 30, 2018, compared to 1.86% for the same period in 2017. Our annualized return on average common equity was 13.46% for the six months ended June 30, 2018, compared to 13.84% for the same period in 2017. Excluding the $24.6 million tax effect of the TCJA, our annualized return on average assets was 1.76% for the six months ended June 30, 2018 and our annualized return on average common equity was 11.25%.

Financial Condition as of and for the Period Ended June 30, 2018 and December 31, 2017

Our total assets as of June 30, 2018 increased $474.4 million to $14.92 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $566.8 million or 5.49% for the quarter ended June 30, 2018 from $10.33 billion as of December 31, 2017 to $10.90 billion as of June 30, 2018. The increase is primarily due to the acquisition of $373.9 million of loans as part of the acquisition of Shore Premier Finance (“SPF”) as well as $192.9 million of organic loan growth for the first six months of 2018. Total deposits increased $347.5 million to $10.74 billion as of June 30, 2018 from $10.39 billion as of December 31, 2017. Stockholders’ equity increased $109.7 million to $2.31 billion as of June 30, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $111.9 million increase in retained earnings as well as the issuance of 1,250,000 shares of stock with a value of $28.2 million as part of the acquisition of SPF, which were partially offset by $20.2 million of comprehensive loss and the repurchase of $15.0 million of our common stock during 2018. The annualized improvement in stockholders’ equity for the first six months of 2018, excluding the $28.2 million of common stock issued for the acquisition of SPF, was 7.4%.

As of June 30, 2018, our non-performing loans increased to $56.8 million, or 0.52%, of total loans from $44.7 million, or 0.43%, of total loans as of December 31, 2017. The allowance for loan losses as a percent of non-performing loans decreased to 196.41% as of June 30, 2018, from 246.70% as of December 31, 2017. Non-performing loans from our Arkansas franchise were $13.0 million at June 30, 2018 compared to $15.5 million as of December 31, 2017. Non-performing loans from our Florida franchise were $43.0 million at June 30, 2018 compared to $28.2 million as of December 31, 2017. Non-performing loans from our Alabama franchise were $52,000 at June 30, 2018 compared to $929,000 as of December 31, 2017. Non-performing loans from our SPF franchise were $769,000, and there were no non-performing loans from our Centennial CFG franchise as of June 30, 2018.

As of June 30, 2018, our non-performing assets increased to $74.6 million, or 0.50%, of total assets from $63.6 million, or 0.44%, of total assets as of December 31, 2017. Non-performing assets from our Arkansas franchise were $21.0 million at June 30, 2018 compared to $25.6 million as of December 31, 2017. Non-performing assets from our Florida franchise were $51.5 million at June 30, 2018 compared to $36.4 million as of December 31, 2017. Non-performing assets from our Alabama franchise were $1.4 million at June 30, 2018 compared to $1.6 million as of December 31, 2017. Non-performing assets from our SPF franchise were $769,000, and there were no non-performing assets from our Centennial CFG franchise as of June 30, 2018.

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

Revenue Recognition. Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The majority of our revenue-generating transactions are not subject to ASC Topic 606, including revenue generated from financial instruments, such as our loans, letters of credit and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC Topic 606, which are presented in our income statements as components of non-interest income are as follows:

•

Service charges on deposit accounts – These represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $6.9 million, $13.3 million, $5.7 million and $11.8 million for the three and six-month periods ended June 30, 2018 and June 30, 2017, respectively. Centennial CFG loan fees were $1.3 million, $3.2 million, $1.5 million and $3.0 million for the three and six-month periods ended June 30, 2018 and June 30, 2017, respectively.

•

Mortgage lending income – This represents fee income on secondary market lending which is accounted for under ASC Topic 310 and transfer of loans based on a “bid” agreement with the investor which is accounted for under ASC Topic 860, Transfers and Servicing.

Financial Instruments. ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, (“ASU 2016-01”) makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (“AOCI”). ASU 2016-01 became effective for us on January 1, 2018. The adoption of the guidance resulted in a $990,000 cumulative-effect adjustment that increased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

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

Loans considered impaired, under FASB ASC 310-10-35, are loans for which, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The aggregate amount of impairment of loans is utilized in evaluating the adequacy of the allowance for loan losses and amount of provisions thereto. Losses on impaired loans are charged against the allowance for loan losses when in the process of collection, it appears likely that such losses will be realized. The accrual of interest on impaired loans is discontinued when, in management’s opinion the collection of interest is doubtful, or generally when loans are 90 days or more past due. When accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Acquisitions

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $375.0 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock. SPF currently provides direct consumer financing to United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the effects of known purchase accounting adjustments, as of acquisition date, SPF had approximately $374.7 million in total assets, including $373.9 million in total loans which resulted in tentative goodwill of $28.5 million being recorded. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans and intangible assets and to evaluate the assumed tax positions and contingencies.

This portfolio of loans will now be housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial will be responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition and the creation of the SPF division of Centennial, Centennial has opened a new loan production office in Chesapeake, Virginia. Through this loan production office, the SPF division of Centennial will continue its vision to build out a lending platform focusing on commercial and consumer marine loans.

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements for additional information regarding the acquisition of SPF.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the acquisition of Stonegate.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the acquisition of BOC.

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

See Note 2 “Business Combinations” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017, for additional information regarding the acquisition of GHI.

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

During the second quarter of 2018, we opened one branch in the Northeast Arkansas Region. Additionally, in connection with the acquisition and creation of the SPF division of Centennial, we established a new loan production office in Chesapeake, Virginia.

As of June 30, 2018, we had 159 branch locations. There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

Our net income increased $25.9 million, or 51.8%, to $76.0 million for the three-month period ended June 30, 2018, from $50.1 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.44 per share and $0.35 per share for the three-month periods ended June 30, 2018 and 2017, respectively. Excluding the $789,000 of merger expenses associated with the 2017 acquisitions our net income increased $25.3 million, or 50.0%, to $76.0 million for the three-month period ended June 30, 2018, from $50.7 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). Of the $25.3 million increase in net income excluding the $789,000 of merger expenses associated with the 2017 acquisitions, $12.5 million was due to tax savings from the TCJA. The remaining $12.8 million is primarily associated with additional net income largely resulting from our acquisition of Stonegate.

Our net income increased $52.1 million, or 53.8%, to $149.1 million for the six-month period ended June 30, 2018, from $97.0 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.86 per share and $0.68 per share for the six-month periods ended June 30, 2018 and 2017, respectively. Excluding the $3.8 million of one-time non-taxable gain on acquisition and $7.5 million of merger expenses associated with the 2017 acquisitions, our net income increased $51.0 million, or 52.0%, to $149.1 million for the six-month period ended June 30, 2018, from $98.1 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). Of the $51.0 million increase in net income excluding the $3.8 million of gain on acquisition and $7.5 million of merger expense associated with the 2017 acquisitions, $24.6 million was due to tax savings from the TCJA. The remaining $26.4 million increase in net income, excluding gain on acquisitions and merger expenses, is primarily associated with additional net income largely resulting from our acquisitions.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% and 39.225% for the three and six-month periods ended June 30, 2018 and 2017, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 50 basis points since December 31, 2017 and is currently at 2.00% to 1.75%.

For the three months ended June 30, 2018 and 2017, we recognized $10.7 million and $8.5 million in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $10.6 million and $8.4 million and average purchase accounting loan discounts were $153.6 million and $104.4 million for the three-month periods ended June 30, 2018 and June 30, 2017, respectively. Net accretion of time deposit premiums was $102,000 and $106,000 and net average unamortized CD premiums were $538,000 and $832,000 for the three-month periods ended June 30, 2018 and June 30, 2017, respectively.

For the six months ended June 30, 2018 and 2017, we recognized $21.3 million and $16.1 million, respectively, in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $21.1 million and $16.0 million and average purchase accounting loan discounts were $159.4 million and $101.4 million for the six-month periods ended June 30, 2018 and June 30, 2017, respectively. Net accretion of time deposit premiums was $203,000 and $194,000 and net average unamortized CD premiums were $589,000 and $715,000 for the six-month periods ended June 30, 2018 and June 30, 2017, respectively.

Our net interest margin decreased from 4.50% for the three-month period ended June 30, 2017 to 4.47% for the three-month period ended June 30, 2018. The yield on loans was 5.94% and 5.78% for the three months ended June 30, 2018 and 2017, respectively, as average loans increased from $7.83 billion to $10.35 billion. The increase in loan balances is primarily due to the acquisition of Stonegate. For the three months ended June 30, 2018 and 2017, we recognized $10.7 million and $8.5 million in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.48% for the three months ended June 30, 2017 to 0.90% for the three months ended June 30, 2018 with average balances of $5.74 billion and $8.06 billion, respectively. The growth of average interest earning assets of $2.82 billion, which was primarily due to acquisition of Stonegate, and the increase in yield were offset by the increase in interest-bearing liabilities, and the rate on interest-bearing liabilities, which led to a decrease in net interest margin for the quarter ended June 30, 2018.

Our net interest margin decreased from 4.60% for the six-month period ended June 30, 2017 to 4.47% for the six-month period ended June 30, 2018. The yield on loans was 5.88% and 5.72% for the six months ended June 30, 2018 and 2017, respectively, as average loans increased from $7.71 billion to $10.34 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the six months ended June 30, 2018 and 2017, we recognized $21.3 million and $16.1 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.44% for the six months ended June 30, 2017 to 0.83% for the six months ended June 30, 2018, with average balances of $5.62 billion and $7.99 billion, respectively. The growth of average interest earning assets of $3.05 billion, which was primarily due to acquisitions completed in 2017, and the increase in yield were offset by the increase in interest-bearing liabilities and the rate on interest-bearing liabilities, which led to a decrease in net interest margin for the quarter ended June 30, 2018.

Net interest income on a fully taxable equivalent basis increased $30.6 million, or 28.0%, to $140.0 million for the three-month period ended June 30, 2018, from $109.4 million for the same period in 2017. This increase in net interest income for the three-month period ended June 30, 2018 was the result of a $43.1 million increase in interest income partially offset by a $12.4 million increase in interest expense. The $43.1 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $39.3 million. The higher yield on our interest earning assets resulted in an approximately $3.8 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $9.8 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $2.6 million.

Net interest income on a fully taxable equivalent basis increased $61.2 million, or 28.3%, to $277.4 million for the six-month period ended June 30, 2018, from $216.2 million for the same period in 2017. This increase in net interest income for the six-month period ended June 30, 2018 was the result of a $88.8 million increase in interest income partially offset by a $27.5 million increase in interest expense. The $88.8 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $81.3 million. The higher yield on our interest earning assets resulted in an approximately $7.4 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $18.5 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $9.0 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and six-month periods ended June 30, 2018 and 2017, as well as changes in fully taxable equivalent net interest margin for the three and six-month periods ended June 30, 2018 compared to the same period in 2017.

Table 2: Analysis of Net Interest Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest income	$166,561	$122,863	$327,537	$237,357
Fully taxable equivalent adjustment	1,403	2,016	2,612	4,027

Interest income – fully taxable equivalent	167,964	124,879	330,149	241,384
Interest expense	27,949	15,511	52,716	25,190

Net interest income – fully taxable equivalent	$140,015	$109,368	$277,433	$216,194

Yield on earning assets – fully taxable equivalent	5.36%	5.14%	5.32%	5.14%
Cost of interest-bearing liabilities	1.18	0.84	1.11	0.70
Net interest spread – fully taxable equivalent	4.18	4.30	4.21	4.44
Net interest margin – fully taxable equivalent	4.47	4.50	4.47	4.60

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended June 30, 2018 vs. 2017	Six Months Ended June 30, 2018 vs. 2017
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$39,331	$81,321
Increase (decrease) in interest income due to change in earning asset yields	3,754	7,444
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(2,592)	(9,016)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(9,846)	(18,510)

Increase (decrease) in net interest income	$30,647	$61,239

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and six-month periods ended June 30, 2018 and 2017, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended June 30,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$288,643	$1,206	1.68%	$303,997	$727	0.96%
Federal funds sold	679	12	7.09	1,427	4	1.12
Investment securities – taxable	1,528,613	8,979	2.36	1,256,202	6,434	2.05
Investment securities – non-taxable	398,067	4,476	4.51	346,708	4,812	5.57
Loans receivable	10,345,846	153,291	5.94	7,829,615	112,902	5.78

Total interest-earning assets	12,561,848	$167,964	5.36	9,737,949	$124,879	5.14

Non-earning assets	1,742,635			1,055,821

Total assets	$14,304,483			$10,793,770

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,451,204	$13,489	0.84%	$4,292,389	$4,313	0.40%
Time deposits	1,611,353	4,675	1.16	1,443,228	2,497	0.69

Total interest-bearing deposits	8,062,557	18,164	0.90	5,735,617	6,810	0.48

Federal funds purchased	46	—	—	—	—	—
Securities sold under agreement to repurchase	143,952	372	1.04	128,661	196	0.61
FHLB and other borrowed funds	928,357	4,245	1.83	1,177,510	3,710	1.26
Subordinated debentures	368,309	5,168	5.63	351,659	4,795	5.47

Total interest-bearing liabilities	9,503,221	27,949	1.18	7,393,447	15,511	0.84

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,496,701			1,899,865
Other liabilities	53,149			47,359

Total liabilities	12,053,071			9,340,671
Stockholders’ equity	2,251,412			1,453,099

Total liabilities and stockholders’ equity	$14,304,483			$10,793,770

Net interest spread			4.18%			4.30%
Net interest income and margin		$140,015	4.47%		$109,368	4.50%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Six Months Ended June 30,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$267,347	$2,135	1.61%	$237,617	$1,035	0.88%
Federal funds sold	5,156	18	0.70	1,305	6	0.93
Investment securities – taxable	1,544,451	17,949	2.34	1,183,588	11,912	2.03
Investment securities – non-taxable	371,788	8,473	4.60	346,895	9,598	5.58
Loans receivable	10,335,699	301,574	5.88	7,708,264	218,833	5.72

Total interest-earning assets	12,524,441	330,149	5.32	9,477,669	241,384	5.14

Non-earning assets	1,745,179			1,020,474

Total assets	$14,269,620			$10,498,143

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,430,509	$24,731	0.78%	$4,216,025	$7,690	0.37%
Time deposits	1,562,873	8,239	1.06	1,400,501	4,606	0.66

Total interest-bearing deposits	7,993,382	32,970	0.83	5,616,526	12,296	0.44

Federal funds purchased	62	1	3.25	—	—	—
Securities sold under agreement to repurchase	148,310	748	1.02	126,390	361	0.58
FHLB and other borrowed funds	1,038,612	8,825	1.71	1,274,823	7,299	1.15
Subordinated debentures	368,217	10,172	5.57	207,043	5,234	5.10

Total interest-bearing liabilities	9,548,583	52,716	1.11	7,224,782	25,190	0.70

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,439,299			1,808,660
Other liabilities	48,779			52,062

Total liabilities	12,036,661			9,085,504
Stockholders’ equity	2,232,959			1,412,639

Total liabilities and stockholders’ equity	$14,269,620			$10,498,143

Net interest spread			4.21%			4.44%
Net interest income and margin		$277,433	4.47%		$216,194	4.60%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and six-month periods ended June 30, 2018 compared to the same period in 2017, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended June 30,			Six Months Ended June 30,
	2018 over 2017			2018 over 2017
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$(39)	$518	$479	$143	$957	$1,100
Federal funds sold	(3)	11	8	13	(1)	12
Investment securities – taxable	1,517	1,028	2,545	4,005	2,032	6,037
Investment securities – non-taxable	653	(989)	(336)	653	(1,778)	(1,125)
Loans receivable	37,203	3,186	40,389	76,507	6,234	82,741

Total interest income	39,331	3,754	43,085	81,321	7,444	88,765

Interest expense:
Interest-bearing transaction and savings deposits	2,914	6,262	9,176	5,478	11,563	17,041
Time deposits	320	1,858	2,178	587	3,046	3,633
Federal funds purchased	—	—	—	—	1	1
Securities sold under agreement to repurchase	25	151	176	72	315	387
FHLB borrowed funds	(898)	1,433	535	(1,533)	3,059	1,526
Subordinated debentures	231	142	373	4,412	526	4,938

Total interest expense	2,592	9,846	12,438	9,016	18,510	27,526

Increase (decrease) in net interest income	$36,739	$(6,092)	$30,647	$72,305	$(11,066)	$61,239

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

While general economic trends have continued to improve, we cannot be certain that the current economic conditions will continue in the future. Recent and ongoing events at the national and international levels can create uncertainty in the financial markets. Despite the current positive economic conditions, we continue to follow our historically conservative procedures for lending and evaluating the provision and allowance for loan losses. Our practice continues to be primarily traditional real estate lending with strong loan-to-value ratios.

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

We had $2.7 million and $387,000 of provision for loan losses for the three months ended June 30, 2018 and 2017, respectively, reflecting a $2.3 million increase in the provision for loan losses during the second quarter of 2018 versus the second quarter of 2017. This $2.3 million increase is primarily a result of increased net charge-offs and higher organic loan growth.

We had $4.3 million of provision for loan losses for the six months ended June 30, 2018 and 2017. The provision remained substantially flat as net charge-offs as a percentage of total loans remained consistent at 0.05% as of June 30, 2017, compared to 0.03% as of June 30, 2018. In addition, the allowance for loan losses to total loans remained unchanged at 1.02% as of June 30, 2018 and 2017.

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

Non-Interest Income

Total non-interest income was $27.7 million and $53.5 million for the three and six-month periods ended June 30, 2018, compared to $24.4 million and $50.9 million for the same periods in 2017, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and six-month periods ended June 30, 2018 and 2017, respectively, as well as changes for the three and six-month periods ended June 30, 2018 compared to the same period in 2017.

Table 6: Non-Interest Income

	Three Months Ended				Six Months Ended
	June 30,		2018 Change		June 30,		2018 Change
	2018	2017	from 2017		2018	2017	from 2017
	(Dollars in thousands)
Service charges on deposit accounts	$6,780	$5,966	$814	13.6%	$12,855	$11,948	$907	7.6%
Other service charges and fees	9,797	8,576	1,221	14.2	19,952	17,493	2,459	14.1
Trust fees	379	309	70	22.7	825	765	60	7.8
Mortgage lending income	3,477	3,750	(273)	(7.3)	6,134	6,541	(407)	(6.2)
Insurance commissions	526	465	61	13.1	1,205	1,010	195	19.3
Increase in cash value of life insurance	730	463	267	57.7	1,384	773	611	79.0
Dividends from FHLB, FRB, FNBB & other	1,600	472	1,128	239.0	2,477	1,621	856	52.8
Gain on acquisitions	—	—	—	—	—	3,807	(3,807)	(100.0)
Gain on sale of SBA loans	262	387	(125)	(32.3)	444	575	(131)	(22.8)
Gain (loss) on sale of branches, equipment and other assets, net	—	431	(431)	(100.0)	7	375	(368)	(98.1)
Gain (loss) on OREO, net	1,046	393	653	166.2	1,451	514	937	182.3
Gain (loss) on securities, net	—	380	(380)	(100.0)	—	803	(803)	(100.0)
Other income	3,076	2,825	251	8.9	6,744	4,662	2,082	44.7

Total non-interest income	$27,673	$24,417	$3,256	13.3%	$53,478	$50,887	$2,591	5.1%

Non-interest income increased $3.3 million, or 13.3%, to $27.7 million for the three-month period ended June 30, 2018 from $24.4 million for the same period in 2017. Non-interest income increased $2.6 million, or 5.1%, to $53.5 million for the six-month period ended June 30, 2018 from $50.9 million for the same period in 2017. Non-interest income excluding gain on acquisitions increased $6.4 million, or 13.6%, to $53.5 million for the six months ended June 30, 2018 from $47.1 million for the same period in 2017.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, increase in cash value of life insurance, dividends, net gain on securities, net gain on OREO and other income.

Additional details for the three months ended June 30, 2018 on some of the more significant changes are as follows:

•

The $814,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume, the acquisition of Stonegate during the third quarter of 2017 and improved pricing.

•	The $1.2 million increase in other service charges and fees is primarily from additional interchange fees as well as the acquisition of Stonegate during the third quarter of 2017.

•

The $267,000 increase in cash value of life insurance is primarily due to the additional life insurance held by the Company as a result of the acquisition of Stonegate during the third quarter of 2017.

•

The $1.1 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily associated with higher dividend income from Federal Reserve stock and other equity investments, which increased $660,000 and $424,000 from the second quarter of 2017 to the second quarter of 2018, respectively. The increase in the Federal Reserve stock dividend is related to an increased investment balance and improved dividend rate. The increase in the other equity investments dividend is related to two dividends being paid during the second quarter of 2018 as no dividend was paid during the first quarter of 2018.

•	The $653,000 increase in gain on OREO is primarily related to realizing additional gains on sale from OREO properties during the second quarter of 2018 compared to the second quarter of 2017.

•

The $431,000 decrease in gain sale of branches, equipment and other assets, net, is a result of no sales of branches, equipment or other assets during the second quarter of 2018 compared to the second quarter of 2017.

•	The 380,000 decrease in gain on securities, net, is a result of no sales of securities in the second quarter of 2018.

We exceeded $10 billion in assets during the first quarter of 2017 and will become subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in July 2018. The Durbin Amendment will negatively impact debit card and ATM fees beginning in the second half of 2018. During the second quarter of 2018, we collected $6.9 million in debit card interchange fees. We estimate that our interchange fee revenue will be reduced by approximately 35.0% for the third quarter of 2018 compared to the second quarter of 2018.

Additional details for the six months ended June 30, 2018 on some of the more significant changes are as follows:

•

The $907,000, increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume, the acquisition of Stonegate during the third quarter of 2017 and improved pricing.

•	The $2.5 million increase in other service charges and fees is primarily from the acquisition of Stonegate during the third quarter of 2017 as well as increased interchange fees.

•

The $611,000 increase in cash value of life insurance is primarily due to the additional life insurance held by the Company as a result of the acquisition of Stonegate during the third quarter of 2017.

•

The $856,000 increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily associated with higher dividend income from Federal Reserve stock which is related to an increased investment balance and improved dividend rate.

•

The $937,000 increase in gain (loss) on OREO is primarily related to realizing additional gains on sale from OREO properties during the first six-months of 2018 and no revaluation expense for the first six months of 2018 compared to $144,000 incurred during the first quarter of 2017.

•

The $3.8 million decrease in gain on acquisitions is a result of no bargain purchase gain being recorded for the first six months of 2018. During the first quarter of 2017, we acquired BOC and recorded a $3.8 million bargain purchase gain on this acquisition.

•	The 803,000 decrease in gain on securities, net, is a result of no sales of securities for the first six months of 2018 compared to the first six months of 2017.

•	Other income includes $1.3 million of additional income for items previously charged off and $688,000 of income related to the fair value adjustment of equity securities.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and six-month periods ended June 30, 2018 and 2017, as well as changes for the three and six-month periods ended June 30, 2018 compared to the same period in 2017.

Table 7: Non-Interest Expense

	Three Months Ended				Six Months Ended
	June 30,		2018 Change		June 30,		2018 Change
	2018	2017	from 2017		2018	2017	from 2017
	(Dollars in thousands)
Salaries and employee benefits	$34,476	$28,034	$6,442	23.0%	$69,490	$55,455	$14,035	25.3%
Occupancy and equipment	8,519	7,034	1,485	21.1	17,502	13,715	3,787	27.6
Data processing expense	3,339	2,863	476	16.6	7,325	5,586	1,739	31.1
Other operating expenses:
Advertising	1,142	812	330	40.6	2,104	1,510	594	39.3
Merger and acquisition expenses	—	789	(789)	(100.0)	—	7,516	(7,516)	(100.0)
Amortization of intangibles	1,624	866	758	87.5	3,250	1,670	1,580	94.6
Electronic banking expense	1,828	1,654	174	10.5	3,706	3,173	533	16.8
Directors’ fees	318	324	(6)	(1.9)	648	637	11	1.7
Due from bank service charges	242	456	(214)	(46.9)	461	876	(415)	(47.4)
FDIC and state assessment	2,788	1,182	1,606	135.9	4,396	2,470	1,926	78.0
Insurance	714	543	171	31.5	1,601	1,121	480	42.8
Legal and accounting	858	474	384	81.0	1,636	1,101	535	48.6
Other professional fees	1,601	1,233	368	29.8	3,240	2,386	854	35.8
Operating supplies	602	477	125	26.2	1,202	944	258	27.3
Postage	323	295	28	9.5	667	581	86	14.8
Telephone	371	398	(27)	(6.8)	744	722	22	3.0
Other expense	4,483	3,569	914	25.6	8,636	6,681	1,955	29.3

Total non-interest expense	$63,228	$51,003	$12,225	24.0%	$126,608	$106,144	$20,464	19.3%

Non-interest expense increased $12.2 million, or 24.0%, to $63.2 million for the three months ended June 30, 2018 from $51.0 million for the same period in 2017. Non-interest expense increased $20.5 million, or 19.3%, to $126.6 million for the six months ended June 30, 2018 from $106.1 million for the same period in 2017. Non-interest expense, excluding merger expenses, was $63.2 million and $126.6 million for the three and six months ended June 30, 2018 compared to $50.2 million and $98.6 million for the same periods in 2017, respectively.

The change in non-interest expense for 2018 when compared to 2017 is primarily related to the completion of the acquisition of Stonegate in the third quarter of 2017, the normal increased cost of doing business and Centennial CFG.

Centennial CFG’s branch and loan production offices incurred $5.7 million and $11.1 million of non-interest expense during the three and six months ended June 30, 2018, compared to $4.5 million and $9.1 million of non-interest expense during the three and six months ended June 30, 2017, respectively. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

In December 2017, President Trump signed into law the TCJA which lowered the Company’s corporate tax rate of 35.0% to 21.0%. Income tax expense decreased $6.0 million, or 19.7%, to $24.3 million for the three-month period ended June 30, 2018, from $30.3 million for the same period in 2017. The income tax expense decreased $7.4 million, or 13.3%, to $48.3 million for the six-month period ended June 30, 2018, from $55.7 million for the same period in 2017. The effective income tax rate was 24.2% and 24.5% for the three and six-month periods ended June 30, 2018, compared to 37.67% and 36.47% for the same periods in 2017, respectively. Since January 1, 2018, the Company has benefited from a lower marginal tax rate of 26.135% from 39.225% in previous years.

Financial Condition as of and for the Period Ended June 30, 2018 and December 31, 2017

Our total assets as of June 30, 2018 increased $474.4 million to $14.92 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $566.8 million or 5.49% for the quarter ended June 30, 2018 from $10.33 billion as of December 31, 2017 to $10.90 billion as of June 30, 2018. The increase is primarily due to the acquisition of $373.9 million of loans as part of the acquisition of SPF as well as $192.9 million of organic loan growth for the first six months of 2018. Total deposits increased $347.5 million to $10.74 billion as of June 30, 2018 from $10.39 billion as of December 31, 2017. Stockholders’ equity increased $109.7 million to $2.31 billion as of June 30, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $111.9 million increase in retained earnings as well as the issuance of 1.3 million shares of stock with a value of $28.2 million as part of the acquisition of SPF, which were partially offset by $20.2 million of comprehensive loss and the repurchase of $15.0 million of our common stock during 2018. The annualized improvement in stockholders’ equity for the first six months of 2018, excluding the $28.2 million of common stock issued for the acquisition of SPF, was 7.4%.

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.35 billion and $7.83 billion during the three-month periods ended June 30, 2018 and 2017, respectively. Our loan portfolio averaged $10.34 billion and $7.71 billion during the six-month periods ended June 30, 2018 and 2017, respectively. Loans receivable were $10.90 billion and $10.33 billion as of June 30, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, the Company acquired $373.9 million of loans, net of known purchase accounting discounts. From December 31, 2017 to June 30, 2018, the Company produced organic loan growth of approximately $192.9 million in addition to the acquired loans. Centennial CFG produced $204.1 million of organic loan growth during the first six months of 2018, while the legacy footprint experienced $10.8 million of organic loan decline during the first six months of 2018.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our Arkansas, Florida, South Alabama, SPF and Centennial CFG franchises, the property securing these loans may not physically be located within our primary market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.46 billion, $5.19 billion, $226.0 million, $373.9 million and $1.65 billion as of June 30, 2018 in our Arkansas, Florida, Alabama, SPF and Centennial CFG franchises, respectively.

As of June 30, 2018, we had approximately $533.7 million of construction land development loans which were collateralized by land. This consisted of approximately $244.7 million for raw land and approximately $288.9 million for land with commercial or residential lots.

Table 8 presents our loans receivable balances by category as of June 30, 2018 and December 31, 2017.

Table 8: Loans Receivable

	As of	As of
	June 30, 2018	December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,734,315	$4,600,117
Construction/land development	1,662,199	1,700,491
Agricultural	77,053	82,229
Residential real estate loans:
Residential 1-4 family	1,960,841	1,970,311
Multifamily residential	540,526	441,303

Total real estate	8,974,934	8,794,451
Consumer	417,499	46,148
Commercial and industrial	1,287,637	1,297,397
Agricultural	55,768	49,815
Other	162,132	143,377

Total loans receivable	$10,897,970	$10,331,188

Commercial Real Estate Loans. We originate non-farm and non-residential loans (primarily secured by commercial real estate), construction/land development loans, and agricultural loans, which are generally secured by real estate located in our market areas. Our commercial mortgage loans are generally collateralized by first liens on real estate and amortized over a 15 to 25-year period with balloon payments due at the end of one to five years. These loans are generally underwritten by assessing cash flow (debt service coverage), primary and secondary source of repayment, the financial strength of any guarantor, the strength of the tenant (if any), the borrower’s liquidity and leverage, management experience, ownership structure, economic conditions and industry specific trends and collateral. Generally, we will loan up to 85% of the value of improved property, 65% of the value of raw land and 75% of the value of land to be acquired and developed. A first lien on the property and assignment of lease is required if the collateral is rental property, with second lien positions considered on a case-by-case basis.

As of June 30, 2018, commercial real estate loans totaled $6.47 billion, or 59.4% of loans receivable, as compared to $6.38 billion, or 61.8% of loans receivable, as of December 31, 2017. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $1.97 billion, $3.23 billion, $124.4 million and $1.14 billion at June 30, 2018, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 29.7% and 59.3% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of June 30, 2018. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of June 30, 2018, residential real estate loans totaled $2.50 billion, or 23.0%, of loans receivable, compared to $2.41 billion, or 23.3% of loans receivable, as of December 31, 2017. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $872.8 million, $1.35 billion, $69.7 million and $204.7 million at June 30, 2018, respectively.

Consumer Loans. Our consumer loans are composed of secured and unsecured loans originated by our bank, the primary portion of which consists of loans to finance USCG registered high-end sail and power boats as a result of our acquisition of SPF on June 30, 2018. The performance of consumer loans will be affected by the local and regional economies as well as the rates of personal bankruptcies, job loss, divorce and other individual-specific characteristics.

As of June 30, 2018, consumer loans totaled $417.5 million, or 3.8% of loans receivable, compared to $46.2 million, or 0.4% of loans receivable, as of December 31, 2017. The significant increase is due to our acquisition of SPF on June 30, 2018. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $22.6 million, $30.3 million, $877,000, $363.7 million and zero at June 30, 2018, respectively.

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

As of June 30, 2018, commercial and industrial loans totaled $1.29 billion, or 11.8% of loans receivable, which is comparable to $1.30 billion, or 12.6% of loans receivable, as of December 31, 2017. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $492.0 million, $458.9 million, $29.6 million, $10.2 million and $297.0 million at June 30, 2018, respectively.

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

We have purchased loans with deteriorated credit quality in our June 30, 2018 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of June 30, 2018 and December 31, 2017. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of	As of
	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Non-accrual loans	$37,082	$34,032
Loans past due 90 days or more (principal or interest payments)	19,696	10,665

Total non-performing loans	56,778	44,697

Other non-performing assets
Foreclosed assets held for sale, net	17,853	18,867
Other non-performing assets	3	3

Total other non-performing assets	17,856	18,870

Total non-performing assets	$74,634	$63,567

Allowance for loan losses to non-performing loans	196.41%	246.70%
Non-performing loans to total loans	0.52	0.43
Non-performing assets to total assets	0.50	0.44

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

Total non-performing loans were $56.8 million as of June 30, 2018, compared to $44.7 million as of December 31, 2017, an increase of $12.1 million. The $12.1 million increase in non-performing loans is the result of a $14.8 million increase in non-performing loans in our Florida market and a $769,000 increase in non-performing loans in our SPF market, which was partially offset by a $2.6 million decrease in non-performing loans in our Arkansas market and an $877,000 decrease in non-performing loans in our Alabama market. The majority of the increase in non-performing loans in our Florida market was the result of four loans with the largest loan having a balance of $5.8 million as of June 30, 2018. Non-performing loans at June 30, 2018 are $13.0 million, $43.0 million, $52,000, $769,000 and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at June 30, 2018, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2018. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of June 30, 2018, we had $18.3 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $12.9 million and our Arkansas market contains $5.4 million of these restructured loans. Our Alabama, SPF and Centennial CFG markets do not contain any restructured loans as of June 30, 2018.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At June 30, 2018, the amount of TDRs was $20.5 million, a decrease of 3.5% from $21.2 million at December 31, 2017. As of June 30, 2018 and December 31, 2017, 89.6% and 89.7%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $17.9 million as of June 30, 2018, compared to $18.9 million as of December 31, 2017 for an increase of $1.0 million. The foreclosed assets held for sale as of June 30, 2018 are comprised of $8.0 million of assets located in Arkansas, $8.4 million of assets located in Florida, $1.4 million located in Alabama and zero from SPF and Centennial CFG.

During the first six months of 2018, we had three foreclosed properties with a carrying value greater than $1.0 million. The first property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at June 30, 2018. The second property was a nonfarm non-residential property in Florida acquired from Stonegate with a carrying value of $1.9 million at June 30, 2018. The last property was a nonfarm non-residential property in Florida that used to be the Naples branch for Stonegate with a carrying value of $1.7 million at June 30, 2018. The Company does not currently anticipate any additional losses on these properties. As of June 30, 2018, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of June 30, 2018 and December 31, 2017.

Table 10: Foreclosed Assets Held For Sale

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$7,311	$9,766
Construction/land development	5,261	5,920
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	5,145	2,654
Multifamily residential	136	527

Total foreclosed assets held for sale	$17,853	$18,867

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of June 30, 2018, average impaired loans were $80.6 million compared to $87.2 million as of December 31, 2017. As of June 30, 2018, impaired loans were $83.1 million compared to $75.6 million as of December 31, 2017, for an increase of $7.5 million. This increase is primarily associated with the increase in loan balances with a specific allocation, and the specific allocation for impaired loans increased by approximately $785,000. As of June 30, 2018, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $24.7 million, $58.3 million, $52,000, $769,000 and zero of the impaired loans, respectively.

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

As of June 30, 2018 and December 31, 2017, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of June 30, 2018 and December 31, 2017:

Table 11: Total Non-Accrual Loans

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,848	$9,600
Construction/land development	5,362	5,011
Agricultural	247	19
Residential real estate loans
Residential 1-4 family	14,597	14,437
Multifamily residential	476	153

Total real estate	31,530	29,220
Consumer	149	145
Commercial and industrial	5,228	4,584
Agricultural	174	54
Other	1	29

Total non-accrual loans	$37,082	$34,032

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $543,000 and $549,000, respectively, would have been recorded for the three-month periods ended June 30, 2018 and 2017. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.0 million and $1.1 million would have been recorded for each of the six-month periods ended June 30, 2018 and 2017, respectively. The interest income recognized on non-accrual loans for the three and six-month periods ended June 30, 2018 and 2017 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of June 30, 2018 and December 31, 2017:

Table 12: Loans Accruing Past Due 90 Days or More

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$10,634	$3,119
Construction/land development	3,482	3,247
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	1,932	2,175
Multifamily residential	798	100

Total real estate	16,846	8,641
Consumer	801	26
Commercial and industrial	2,049	1,944
Agricultural and other	—	54

Total loans accruing past due 90 days or more	$19,696	$10,665

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.52% and 0.43% as of June 30, 2018 and December 31, 2017, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $575.2 million from $9.94 billion at December 31, 2017 to $10.51 billion at June 30, 2018. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.00% and 1.06% at June 30, 2018 and December 31, 2017, respectively. This decrease is primarily the result of acquiring the SPF loans, which were not individually evaluated for impairment as a result of purchase accounting rules requiring the acquired loans to be marked to fair value at acquisition.

Hurricane Irma. The Company’s allowance for loan losses as of June 30, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of June 30, 2018, charge-offs of $2.5 million have been taken against the storm-related provision for loan losses. Due to the uncertainty that still exists as to the timing of the full recovery of the disaster area, we believe that the storm-related provision recorded as of June 30, 2018 is appropriate.

Charge-offs and Recoveries. Total charge-offs increased to $2.1 million for the three months ended June 30, 2018, compared to $1.4 million for the same period in 2017. Total charge-offs decreased to $4.7 million for the six months ended June 30, 2018, compared to $6.1 million for the same period in 2017. Total recoveries decreased to $714,000 for the three months ended June 30, 2018, compared to $845,000 for the same period in 2017. Total recoveries decreased to $1.6 million for the six months ended June 30, 2018, compared to $1.9 million for the same period in 2017. For the three months ended June 30, 2018, net charge-offs were $660,000 for Arkansas, $716,000 for Florida, $43,000 for Alabama and zero for SPF and Centennial CFG, equaling a net charge-off position of $1.4 million. For the six months ended June 30, 2018, net charge-offs were $1.9 million for Arkansas, $1.0 million for Florida, $117,000 for Alabama and zero for SPF and Centennial CFG, equaling a net charge-off position of $3.1 million. While the 2018 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and six-month periods ended June 30, 2018 and 2017.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$110,212	$80,311	$110,266	$80,002
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	390	189	837	1,528
Construction/land development	54	119	62	326
Agricultural	—	2	—	127
Residential real estate loans:
Residential 1-4 family	952	326	1,731	2,203
Multifamily residential	—	71	—	85

Total real estate	1,396	707	2,630	4,269
Consumer	43	122	58	144
Commercial and industrial	258	134	1,072	779
Agricultural	—	—	—	—
Other	435	442	912	919

Total loans charged off	2,132	1,405	4,672	6,111

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	87	379	188	710
Construction/land development	89	28	119	227
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	167	114	494	242
Multifamily residential	7	7	41	12

Total real estate	350	528	842	1,191
Consumer	33	33	60	66
Commercial and industrial	219	70	317	252
Agricultural	—	—	—	—
Other	112	214	381	437

Total recoveries	714	845	1,600	1,946

Net loans charged off (recovered)	1,418	560	3,072	4,165
Provision for loan losses	2,722	387	4,322	4,301

Balance, June 30	$111,516	$80,138	$111,516	$80,138

Net charge-offs (recoveries) to average loans receivable	0.05%	0.03%	0.06%	0.11%
Allowance for loan losses to total loans	1.02	1.02	1.02	1.02
Allowance for loan losses to net charge-offs (recoveries)	1,961	3,568	1,800	954

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

The changes for the period ended June 30, 2018 and the year ended December 31, 2017 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of June 30, 2018 and December 31, 2017.

Table 14: Allocation of Allowance for Loan Losses

	As of June 30, 2018		As of December 31, 2017
	Allowance Amount	% of loans(1)	Allowance Amount	% of loans(1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$44,949	43.4%	$42,893	44.5%
Construction/land development	20,243	15.3	20,343	16.4
Agricultural	1,036	0.7	1,046	0.8
Residential real estate loans:
Residential 1-4 family	20,062	18.0	21,370	19.1
Multifamily residential	4,143	5.0	3,136	4.3

Total real estate	90,433	82.4	88,788	85.1
Consumer	386	3.8	462	0.4
Commercial and industrial	16,193	11.8	15,292	12.6
Agricultural	2,958	0.5	2,692	0.5
Other	174	1.5	180	1.4
Unallocated	1,372	—	2,852	—

Total allowance for loan losses	$111,516	100.0%	$110,266	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.3 years as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, we had $204.4 million and $224.8 million of held-to-maturity securities, respectively. Of the $204.4 million of held-to-maturity securities as of June 30, 2018, $3.8 million were invested in U.S. Government-sponsored enterprises, $64.1 million were invested in mortgage-backed securities and $136.5 million were invested in state and political subdivisions. Of the $224.8 million of held-to-maturity securities as of December 31, 2017, $5.8 million were invested in U.S. Government-sponsored enterprises, $73.6 million were invested in mortgage-backed securities and $145.4 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.72 billion and $1.66 billion as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, $972.5 million, or 56.6%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $971.4 million, or 58.4%, of our available-for-sale securities as of December 31, 2017. To reduce our income tax burden, $308.5 million, or 17.9%, of our available-for-sale securities portfolio as of June 30, 2018, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $250.3 million, or 15.0%, of our available-for-sale securities as of December 31, 2017. Also, we had approximately $397.9 million, or 23.2%, invested in obligations of U.S. Government-sponsored enterprises as of June 30, 2018, compared to $406.3 million, or 24.4%, of our available-for-sale securities as of December 31, 2017.

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

Deposits

Our deposits averaged $10.56 billion and $10.43 billion for the three and six-month periods ended June 30, 2018. Total deposits were $10.74 billion as of June 30, 2018, and $10.39 billion as of December 31, 2017. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

Our policy also permits the acceptance of brokered deposits. From time to time, when appropriate in order to fund strong loan demand, we accept brokered time deposits, generally in denominations of less than $250,000, from a regional brokerage firm, and other national brokerage networks. We also participate in the One-Way Buy Insured Cash Sweep (“ICS”) service and similar services, which provide for one-way buy transactions among banks for the purpose of purchasing cost-effective floating-rate funding without collateralization or stock purchase requirements. Management believes these sources represent a reliable and cost efficient alternative funding source for the Company. However, to the extent that our condition or reputation deteriorates, or to the extent that there are significant changes in market interest rates which we do not elect to match, we may experience an outflow of brokered deposits. In that event we would be required to obtain alternate sources for funding.

Table 15 reflects the classification of the brokered deposits as of June 30, 2018 and December 31, 2017.

Table 15: Brokered Deposits

	June 30, 2018	December 31, 2017
	(In thousands)
Time Deposits	$44,971	$60,022
CDARS	109	53,588
Insured Cash Sweep and Other Transaction Accounts	535,662	915,060

Total Brokered Deposits	$580,742	$1,028,670

The Economic Growth, Regulatory Relief and Consumer Protection Act enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits. As a result of this new law, our brokered deposits as of June 30, 2018, were approximately $429.3 million lower than they would otherwise have been.

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

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 50 basis points since December 31, 2017, and is currently at 2.00% to 1.75%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and six-month periods ended June 30, 2018 and 2017.

Table 16: Average Deposit Balances and Rates

	Three Months Ended June 30,
	2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,496,701	—%	$1,899,865	—%
Interest-bearing transaction accounts	5,793,026	0.91	3,768,958	0.45
Savings deposits	658,178	0.20	523,431	0.09
Time deposits:
$100,000 or more	1,116,669	1.38	961,172	0.81
Other time deposits	494,684	0.68	482,056	0.47

Total	$10,559,258	0.69%	$7,635,482	0.36%

	Six Months Ended June 30,
	2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,439,299	—%	$1,808,660	—%
Interest-bearing transaction accounts	5,771,779	0.84	3,700,448	0.41
Savings deposits	658,730	0.19	515,577	0.08
Time deposits:
$100,000 or more	1,060,012	1.27	929,057	0.78
Other time deposits	502,861	0.63	471,444	0.43

Total	$10,432,681	0.64%	$7,425,186	0.33%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $8.0 million, or 5.4%, from $147.8 million as of December 31, 2017 to $139.8 million as of June 30, 2018.

FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.31 billion and $1.30 billion at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, $885.0 million and $425.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2025 with fixed interest rates ranging from 0.89% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of June 30, 2018 include: 2018 – $1.02 billion; 2019 – $143.0 million; 2020 – $146.4 million; 2021 – zero; 2025 – $389,000. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $368.4 million as of June 30, 2018, and $357.8 million as of June 30, 2017.

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

During 2017, we acquired $12.5 million in trust preferred securities with a fair value of $9.8 million from the Stonegate acquisition. The difference between the fair value purchased of $9.8 million and the $12.5 million face amount will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

Stockholders’ Equity

Stockholders’ equity was $2.31 billion at June 30, 2018 compared to $2.20 billion at December 31, 2017. The increase in stockholders’ equity is primarily associated with the $111.9 million increase in retained earnings for the first six months of 2018 combined with the issuance of 1,250,000 shares of common stock with a value of $28.2 million as part of the acquisition of SPF, partially offset by $20.2 million of other comprehensive losses and the repurchase of $15.0 million of our common stock. The annualized improvement in stockholders’ equity for the first six months of 2018, excluding the $28.2 million of common stock issued for the acquisition of SPF, was 7.4%. As of June 30, 2018 and December 31, 2017, our equity to asset ratio was 15.51% and 15.25%, respectively. Book value per share was $13.26 as of June 30, 2018, compared to $12.70 as of December 31, 2017, an 8.82% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.11 per share and $0.09 per share for the three-month periods ended June 30, 2018 and 2017, respectively. The common stock dividend payout ratio for the three months ended June 30, 2018 and 2017 was 25.1% and 25.8%, respectively. The common stock dividend payout ratio for the six months ended June 30, 2018 and 2017 was 25.6% and 26.4%, respectively. For the third quarter of 2018, the Board of Directors declared a regular $0.12 per share quarterly cash dividend payable September 5, 2018, to shareholders of record August 15, 2018.

Stock Repurchase Program. On February 21, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to approximately 14,752,000 shares. During the first six months of 2018, the Company utilized a portion of this stock repurchase program. We repurchased a total of 345,683 shares with a weighted-average stock price of $22.77 per share during the second quarter of 2018. Shares repurchased under the program as of June 30, 2018 total 5,174,184 shares. The remaining balance available for repurchase was 9,577,816 shares at June 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of June 30, 2018 and December 31, 2017, we met all regulatory capital adequacy requirements to which we were subject.

Table 17 presents our risk-based capital ratios on a consolidated basis as of June 30, 2018 and December 31, 2017.

Table 17: Risk-Based Capital

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,314,013	$2,204,291
Goodwill and core deposit intangibles, net	(1,002,066)	(966,890)
Unrealized (gain) loss on available-for-sale securities	23,609	3,421
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,335,556	1,240,822
Qualifying trust preferred securities	70,769	70,698

Total Tier 1 capital	1,406,325	1,311,520

Tier 2 capital
Qualifying subordinated notes	297,634	297,332
Qualifying allowance for loan losses	111,516	110,266

Total Tier 2 capital	409,150	407,598

Total risk-based capital	$1,815,475	$1,719,118

Average total assets for leverage ratio	$13,302,417	$13,147,046

Risk weighted assets	$12,013,508	$11,424,963

Ratios at end of period
Common equity Tier 1 capital	11.12%	10.86%
Leverage ratio	10.57	9.98
Tier 1 risk-based capital	11.71	11.48
Total risk-based capital	15.11	15.05
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	6.38%	5.75%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	7.88	7.25
Total risk-based capital	9.88	9.25
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$76,025	$50,097	$149,089	$96,953
Adjustments:
Gain on acquisitions	—	—	—	(3,807)
Merger expenses	—	789	—	7,516

Total adjustments	—	789	—	3,709
Tax-effect of adjustments (1)	—	199	—	2,581

Adjustments after-tax (B)	—	590	—	1,128

Earnings, as adjusted (C)	$76,025	$50,687	$149,089	$98,081

Average diluted shares outstanding (D)	173,936	144,116	174,168	143,270
GAAP diluted earnings per share: A/D	$0.44	$0.35	$0.86	$0.68
Adjustments after-tax B/D	—	—	—	—

Diluted earnings per common share, as adjusted: C/D	$0.44	$0.35	$0.86	$0.68

(1)	Effective tax rate of 39.225%, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs for the quarter ended June 30, 2017.

We had $1.00 billion, $977.3 million, and $442.0 million total goodwill, core deposit intangibles and other intangible assets as of June 30, 2018, December 31, 2017 and June 30, 2017, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of June 30, 2018	As of December 31, 2017
	(In thousands, except per share data)
Book value per share: A/B	$13.26	$12.70
Tangible book value per share: (A-C-D)/B	7.52	7.07
(A) Total equity	$2,314,013	$2,204,291
(B) Shares outstanding	174,511	173,633
(C) Goodwill	$956,418	$927,949
(D) Core deposit and other intangibles	46,101	49,351

Table 20: Return on Average Assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Return on average assets: A/D	2.13%	1.86%	2.11%	1.86%
Return on average assets excluding intangible amortization: B/(D-E)	2.32	1.96	2.30	1.96
Return on average assets excluding gain on acquisitions and merger expenses: (A+C)/D
(A) Net income	$76,025	$50,097	$149,089	$96,953
Intangible amortization after-tax	1,200	526	2,401	1,015

(B) Earnings excluding intangible amortization	$77,225	$50,623	$151,490	$97,968

(C) Adjustments after-tax	$—	$590	$—	$1,128
(D) Average assets	14,304,483	10,793,770	14,269,620	10,498,143
(E) Average goodwill, core deposits and other intangible assets	975,345	442,380	975,895	429,113

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Return on average equity: A/C	13.54%	13.83%	13.46%	13.84%
Return on average tangible equity excluding intangible amortization: B/(C-D)	24.27	20.09	24.30	20.09
(A) Net income	$76,025	$50,097	$149,089	$96,953
(B) Earnings excluding intangible amortization	77,225	50,623	151,490	97,968
(C) Average equity	2,251,412	1,453,099	2,232,959	1,412,639
(D) Average goodwill, core deposits and other intangible assets	975,345	442,380	975,895	429,113

Table 22: Tangible Equity to Tangible Assets

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Equity to assets: B/A	15.51%	15.25%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.42	9.11
(A) Total assets	$14,924,120	$14,449,760
(B) Total equity	2,314,013	2,204,291
(C) Goodwill	956,418	927,949
(D) Core deposit and other intangibles	46,101	49,351

The efficiency ratio is a standard measure used in the banking industry and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income. The efficiency ratio, as adjusted, is a meaningful non-GAAP measure for management, as it excludes certain items and is calculated by dividing non-interest expense less amortization of core deposit intangibles by the sum of net interest income on a tax equivalent basis and non-interest income excluding items such as merger expenses and/or certain other gains and losses. In Table 23 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net interest income (A)	$138,612	$107,352	$274,821	$212,167
Non-interest income (B)	27,673	24,417	53,478	50,887
Non-interest expense (C)	63,228	51,003	126,608	106,144
FTE Adjustment (D)	1,403	2,016	2,612	4,027
Amortization of intangibles (E)	1,624	866	3,250	1,670
Non-fundamental items:
Non-interest income:
Gain on acquisitions	$—	$—	$—	$3,807
Gain (loss) on OREO, net	1,046	393	1,451	514
Gain on sale of SBA loans	262	387	444	575
Gain (loss) on sale of branches, equipment and other assets, net	—	431	7	375
Gain (loss) on securities, net	—	380	—	803

Total non-fundamental non-interest income (F)	$1,308	$1,591	$1,902	$6,074

Non-interest expense:
Merger expenses	$—	$789	$—	$7,516
Other expense(1)	—	47	—	47

Total non-fundamental non-interest expense (G)	$—	$836	$—	$7,563

Efficiency ratio (reported): ((C-E)/(A+B+D))	36.74%	37.48%	37.28%	39.12%
Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/(A+B+D-F))	37.03	37.29	37.49	37.13

(1)	Amount includes vacant properties write-downs.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of June 30, 2018, our cash and cash equivalents were $495.7 million, or 3.3% of total assets, compared to $635.9 million, or 4.4% of total assets, as of December 31, 2017. Our available-for-sale investment securities and federal funds sold were $1.72 billion and $1.69 billion as of June 30, 2018 and December 31, 2017, respectively.

As of June 30, 2018, our investment portfolio was comprised of approximately 69.2% or $1.33 billion of securities which mature in less than five years. As of June 30, 2018 and December 31, 2017, $1.14 billion and $1.18 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of June 30, 2018, our total deposits were $10.74 billion, or 71.9% of total assets, compared to $10.39 billion, or 71.9% of total assets, as of December 31, 2017. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

In the event that additional short-term liquidity is needed to temporarily satisfy our liquidity needs, we have established and currently maintain lines of credit with the Federal Reserve Bank (“Federal Reserve”) and First National Bankers’ Bank to provide short-term borrowings in the form of federal funds purchases. In addition, we maintain lines of credit with three other financial institutions.

As of June 30, 2018 and December 31, 2017, we could have borrowed up to $145.1 million and $106.4 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from First National Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.31 billion and $1.30 billion at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, $885.0 million and $425.0 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our unused FHLB borrowing availability was $1.74 billion and $1.96 billion as of June 30, 2018 and December 31, 2017, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At June 30, 2018, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of June 30, 2018.

Table 24: Sensitivity of Net Interest Income

Percentage
Change
Interest Rate Scenario	from Base
Up 200 basis points	6.71%
Up 100 basis points	3.75
Down 100 basis points	(6.18)
Down 200 basis points	(12.23)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of June 30, 2018, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 5.9%.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of June 30, 2018.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$298,085	$—	$—	$—	$—	$—	$—	$298,085
Federal funds sold	500	—	—	—	—	—	—	500
Investment securities	278,105	59,440	95,180	116,119	190,303	489,882	694,076	1,923,105
Loans receivable	3,486,891	604,364	756,152	1,275,858	1,592,588	2,578,701	603,416	10,897,970

Total earning assets	4,063,581	663,804	851,332	1,391,977	1,782,891	3,068,583	1,297,492	13,119,660

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	1,152,566	515,897	773,846	1,547,692	886,677	644,791	1,052,433	6,573,902
Time deposits	139,156	141,059	222,608	460,647	560,342	112,597	2,169	1,638,578
Securities sold under repurchase agreements	139,750	—	—	—	—	—	—	139,750
FHLB and other borrowed funds	510,010	240,065	270,024	15,044	143,048	131,759	—	1,309,950
Subordinated debentures	70,769	—	—	—	—	297,634	—	368,403

Total interest-bearing liabilities	2,012,251	897,021	1,266,478	2,023,383	1,590,067	1,186,781	1,054,602	10,030,583

Interest rate sensitivity gap	$2,051,330	$(233,217)	$(415,146)	$(631,406)	$192,824	$1,881,802	$242,890	$3,089,077

Cumulative interest rate sensitivity gap	$2,051,330	$1,818,113	$1,402,967	$771,561	$964,385	$2,846,187	$3,089,077
Cumulative rate sensitive assets to rate sensitive liabilities	201.9%	162.5%	133.6%	112.4%	112.4%	131.7%	130.8%
Cumulative gap as a % of total earning assets	15.6%	13.9%	10.7%	5.9%	7.4%	21.7%	23.5%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of SPF, on June 30, 2018, the Company issued 1,250,000 shares of HBI common stock to Union in partial consideration for the acquisition. The shares were issued to Union pursuant to Section 4(a)(2) of the Securities Act of 1933.

During the three months ended June 30, 2018, the Company utilized a portion of its stock repurchase program last amended and approved by the Board of Directors on February 21, 2018. This program authorized the repurchase of 14,752,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 through April 30, 2018	231,463	$22.66	231,463	9,692,036
May 1 through May 31, 2018	—	—	—	9,692,036
June 1 through June 30, 2018	114,220	22.99	114,220	9,577,816

Total	345,683	22.77	345,683

(1)	The above described stock repurchase program has no expiration date.

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Not applicable.

Item 6: Exhibits

Exhibit No.

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

10.5	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018)

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

99.1	Asset Purchase Agreement by and among Home BancShares, Inc., Centennial Bank, and Union Bank & Trust, dated June 29, 2018 (incorporated by reference to Exhibit 99.3 of Home BancShares’s Current Report on Form 8-K filed on July 6, 2018)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.
(Registrant)

Date: August 6, 2018	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: August 6, 2018	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date: August 6, 2018	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer