Form 10-Q
period 2018-09-30
HOME BANCSHARES INC
filed 2018-11-05
CIK 1331520

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Common Stock Issued and Outstanding: 172,932,360 shares as of November 2, 2018.

HOME BANCSHARES, INC.

FORM 10-Q

September 30, 2018

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

•	the reaction to a proposed acquisition transaction of the respective companies’ customers, employees and counterparties;

•	diversion of management time on acquisition-related issues;

•	the ability to enter into and/or close additional acquisitions;

•	the availability of and access to capital on terms acceptable to us;

•	increased regulatory requirements and supervision that apply as a result of our exceeding $10 billion in total assets;

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

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

Home BancShares, Inc.

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and due from banks	$208,681	$166,915
Interest-bearing deposits with other banks	323,376	469,018

Cash and cash equivalents	532,057	635,933
Federal funds sold	500	24,109
Investment securities – available-for-sale	1,744,430	1,663,517
Investment securities – held-to-maturity	199,266	224,756
Loans receivable	10,832,815	10,331,188
Allowance for loan losses	(110,191)	(110,266)

Loans receivable, net	10,722,624	10,220,922
Bank premises and equipment, net	233,652	237,439
Foreclosed assets held for sale	13,507	18,867
Cash value of life insurance	148,014	146,866
Accrued interest receivable	48,909	45,708
Deferred tax asset, net	79,548	76,564
Goodwill	958,408	927,949
Core deposit and other intangibles	44,484	49,351
Other assets	187,339	177,779

Total assets	$14,912,738	$14,449,760

Liabilities and Stockholders’ Equity
Deposits:
Demand and non-interest-bearing	$2,482,857	$2,385,252
Savings and interest-bearing transaction accounts	6,420,951	6,476,819
Time deposits	1,720,930	1,526,431

Total deposits	10,624,738	10,388,502
Securities sold under agreements to repurchase	142,146	147,789
FHLB and other borrowed funds	1,363,851	1,299,188
Accrued interest payable and other liabilities	72,381	41,959
Subordinated debentures	368,596	368,031

Total liabilities	12,571,712	12,245,469

Stockholders’ equity:
Common stock, par value $0.01; shares authorized 200,000,000 in 2018 and 2017; shares issued and outstanding 174,134,811 in 2018 and 173,632,983 in 2017	1,741	1,736
Capital surplus	1,668,106	1,675,318
Retained earnings	701,900	530,658
Accumulated other comprehensive loss	(30,721)	(3,421)

Total stockholders’ equity	2,341,026	2,204,291

Total liabilities and stockholders’ equity	$14,912,738	$14,449,760

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
	(Unaudited)
Interest income:
Loans	$166,334	$113,269	$467,395	$331,763
Investment securities
Taxable	9,011	7,071	26,960	18,983
Tax-exempt	3,427	3,032	9,801	8,942
Deposits – other banks	1,273	538	3,408	1,573
Federal funds sold	6	3	24	9

Total interest income	180,051	123,913	507,588	361,270

Interest expense:
Interest on deposits	21,412	8,535	54,382	20,831
Federal funds purchased	—	—	1	—
FHLB and other borrowed funds	7,055	3,408	15,880	10,707
Securities sold under agreements to repurchase	472	232	1,220	593
Subordinated debentures	5,202	4,969	15,374	10,203

Total interest expense	34,141	17,144	86,857	42,334

Net interest income	145,910	106,769	420,731	318,936
Provision for loan losses	—	35,023	4,322	39,324

Net interest income after provision for loan losses	145,910	71,746	416,409	279,612

Non-interest income:
Service charges on deposit accounts	6,992	6,408	19,847	18,356
Other service charges and fees	9,041	8,490	28,993	25,983
Trust fees	437	365	1,262	1,130
Mortgage lending income	3,691	3,172	9,825	9,713
Insurance commissions	463	472	1,668	1,482
Increase in cash value of life insurance	735	478	2,119	1,251
Dividends from FHLB, FRB, FNBB & other	1,288	834	3,765	2,455
Gain on acquisitions	—	—	—	3,807
Gain on sale of SBA loans	47	163	491	738
Gain (loss) on sale of branches, equipment and other assets, net	(102)	(1,337)	(95)	(962)
Gain (loss) on OREO, net	836	335	2,287	849
Gain (loss) on securities, net	—	136	—	939
Other income	2,419	1,941	9,163	6,603

Total non-interest income	25,847	21,457	79,325	72,344

Non-interest expense:
Salaries and employee benefits	37,825	28,510	107,315	83,965
Occupancy and equipment	8,148	7,887	25,650	21,602
Data processing expense	3,461	2,853	10,786	8,439
Other operating expenses	16,689	31,596	48,980	62,984

Total non-interest expense	66,123	70,846	192,731	176,990

Income before income taxes	105,634	22,357	303,003	174,966
Income tax expense	25,350	7,536	73,630	63,192

Net income	$80,284	$14,821	$229,373	$111,774

Basic earnings per share	$0.46	$0.10	$1.32	$0.78

Diluted earnings per share	$0.46	$0.10	$1.32	$0.78

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
	(Unaudited)
Net income	$80,284	$14,821	$229,373	$111,774
Net unrealized gain (loss) on available-for-sale securities	(6,979)	(4,065)	(35,957)	6,681
Less: reclassification adjustment for realized (gains) losses included in income	—	(136)	—	(939)

Other comprehensive (loss) income, before tax effect	(6,979)	(4,201)	(35,957)	5,742
Tax effect on other comprehensive income	2,867	1,648	9,647	(2,253)

Other comprehensive income (loss)	(4,112)	(2,553)	(26,310)	3,489

Comprehensive income	$76,172	$12,268	$203,063	$115,263

Home BancShares, Inc.

Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2018 and 2017

(In thousands, except share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances at January 1, 2017	1,405	869,737	455,948	400	1,327,490
Comprehensive income:
Net income	—	—	111,774	—	111,774
Other comprehensive income (loss)	—	—	—	3,489	3,489
Net issuance of 160,237 shares of common stock from exercise of stock options	2	847	—	—	849
Issuance of 2,738,038 shares of common stock from acquisition of GHI, net of issuance costs of approximately $195	27	77,290	—	—	77,317
Issuance of 30,863,658 shares of common stock from acquisition of Stonegate, net of issuance costs of approximately $630	309	741,324			741,633
Repurchase of 800,000 shares of common stock	(8)	(19,530)			(19,538)
Share-based compensation net issuance of 231,766 shares of restricted common stock	2	4,974	—	—	4,976
Cash dividends – Common Stock, $0.29 per share	—	—	(41,274)	—	(41,274)

Balances at September 30, 2017 (unaudited)	$1,737	$1,674,642	$526,448	$3,889	$2,206,716
Comprehensive income:
Net income	—	—	23,309	—	23,309
Other comprehensive income (loss)	—	—	—	(7,310)	(7,310)
Net issuance of 24,879 shares of common stock from exercise of stock options	—	233	—	—	233
Repurchase of 57,800 shares of common stock	(1)	(1,286)	—	—	(1,287)
Share-based compensation	—	1,729	—	—	1,729
Cash dividends – Common Stock, $0.11 per share	—	—	(19,099)	—	(19,099)

Balances at December 31, 2017	$1,736	$1,675,318	$530,658	$(3,421)	$2,204,291
Comprehensive income:
Net Income	—	—	229,373	—	229,373
Other comprehensive income (loss)	—	—	—	(26,310)	(26,310)
Net issuance of 176,821 shares of common stock from exercise of stock options	2	1,255	—	—	1,257
Issuance of 1,250,000 shares of common stock from acquisition of Shore Premier Finance	13	28,188	—	—	28,201
Impact of adoption of new accounting standards(1)	—	—	990	(990)	—
Repurchase of 1,863,400 shares of common stock	(19)	(43,151)	—	—	(43,170)
Share-based compensation net issuance of 956,125 shares of restricted common stock	9	6,496	—	—	6,505
Cash dividends – Common Stock, $0.34 per share	—	—	(59,121)	—	(59,121)

Balances at September 30, 2018 (unaudited)	$1,741	$1,668,106	$701,900	$(30,721)	$2,341,026

(1)	Represents the impact of adopting Accounting Standard Update (“ASU”) 2016-01. See Note 1 to the consolidated financial statements for more information.

See Condensed Notes to Consolidated Financial Statements.

Home BancShares, Inc.

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2018	2017
	(Unaudited)
Operating Activities
Net income	$229,373	$111,774
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,156	8,634
Investment amortization	16,033	12,087
Accretion of purchased loans	(32,021)	(23,319)
Share-based compensation	6,505	4,976
Gain on assets	(3,436)	(1,720)
Gain on acquisitions	—	(3,807)
Provision for loan losses	4,322	39,324
Deferred income tax effect	14,593	(15,867)
Increase in cash value of life insurance	(2,119)	(1,251)
Originations of mortgage loans held for sale	(258,520)	(243,948)
Proceeds from sales of mortgage loans held for sale	262,900	250,784
Changes in assets and liabilities:
Accrued interest receivable	(2,377)	(1,814)
Other assets	(17,485)	(22,642)
Accrued interest payable and other liabilities	28,547	(35,436)

Net cash provided by operating activities	255,471	77,775

Investing Activities
Net decrease (increase) in federal funds sold	23,609	(1,480)
Net increase in loans, excluding purchased loans	(119,723)	(92,015)
Purchases of investment securities – available-for-sale	(380,847)	(522,329)
Proceeds from maturities of investment securities – available-for-sale	252,795	120,785
Proceeds from sale of investment securities – available-for-sale	1,064	28,368
Purchases of investment securities – held-to-maturity	—	(219)
Proceeds from maturities of investment securities – held-to-maturity	25,007	48,144
Proceeds from sale of investment securities – held-to-maturity	—	491
Proceeds from foreclosed assets held for sale	17,744	13,315
Proceeds from sale of SBA Loans	7,938	13,630
Purchases of premises and equipment, net	(5,070)	(4,383)
Return of investment on cash value of life insurance	1,325	592
Net cash (paid) proceeds received – market acquisitions	(377,411)	227,845

Net cash used in investing activities	(553,569)	(167,256)

Financing Activities
Net increase in deposits, excluding deposits acquired	236,236	536,891
Net (decrease) increase in securities sold under agreements to repurchase	(5,643)	2,078
Net increase (decrease) in FHLB and other borrowed funds	64,663	(350,230)
Proceeds from exercise of stock options	1,257	849
Proceeds from issuance of subordinated notes	—	297,201
Repurchase of common stock	(43,170)	(19,538)
Common stock issuance costs – market acquisitions	—	(825)
Dividends paid on common stock	(59,121)	(41,274)

Net cash provided by used in financing activities	194,222	425,152

Net change in cash and cash equivalents	(103,876)	335,671
Cash and cash equivalents – beginning of year	635,933	216,649

Cash and cash equivalents – end of period	$532,057	$552,320

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

A summary of the significant accounting policies of the Company follows:

Operating Segments

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Bank is the only significant subsidiary upon which management makes decisions regarding how to allocate resources and assess performance. Each of the branches of the Bank provide a group of similar banking services, including such products and services as commercial, real estate and consumer loans, time deposits, checking and savings accounts. The individual bank branches have similar operating and economic characteristics. While the chief decision maker monitors the revenue streams of the various products, services and branch locations, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the banking services and branch locations are considered by management to be aggregated into one reportable operating segment.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed assets and the valuations of assets acquired, and liabilities assumed in business combinations. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets, management obtains independent appraisals for significant properties.

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

Interim financial information

The accompanying unaudited consolidated financial statements as of September 30, 2018 and 2017 have been prepared in condensed format, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

Earnings per Share

Basic earnings per share is computed based on the weighted-average number of shares outstanding during each year. Diluted earnings per share is computed using the weighted-average shares and all potential dilutive shares outstanding during the period. The following table sets forth the computation of basic and diluted earnings per share (“EPS”) for the following periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$80,284	$14,821	$229,373	$111,774
Average shares outstanding	174,440	144,238	173,870	143,111
Effect of common stock options	427	749	524	728

Average diluted shares outstanding	174,867	144,987	174,394	143,839

Basic earnings per share	$0.46	$0.10	$1.32	$0.78
Diluted earnings per share	$0.46	$0.10	$1.32	$0.78

2. Business Combinations

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia, the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock valued at approximately $28.2 million. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the effects of known purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans and $1.9 million in assumed liabilities, which resulted in tentative goodwill of $30.5 million being recorded. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans and intangible assets and to evaluate the assumed tax positions and contingencies.

This portfolio of loans is now housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition and the creation of the SPF division of Centennial, Centennial has opened a new loan production office in Chesapeake, Virginia. Through this loan production office, the SPF division of Centennial will continue its vision to build out a lending platform focusing on commercial and consumer marine loans.

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

3. Investment Securities

The amortized cost and estimated fair value of investment securities that are classified as available-for-sale and held-to-maturity are as follows:

	September 30, 2018
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$427,722	$138	$(7,985)	$419,875
Residential mortgage-backed securities	533,106	294	(15,386)	518,014
Commercial mortgage-backed securities	478,409	87	(14,636)	463,860
State and political subdivisions	311,117	1,235	(6,202)	306,150
Other securities	35,554	1,160	(183)	36,531

Total	$1,785,908	$2,914	$(44,392)	$1,744,430

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$3,587	$—	$(87)	$3,500
Residential mortgage-backed securities	47,670	23	(1,395)	46,298
Commercial mortgage-backed securities	12,705	—	(370)	12,335
State and political subdivisions	135,304	1,368	(253)	136,419

Total	$199,266	$1,391	$(2,105)	$198,552

	December 31, 2017
	Available-for-Sale
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$407,387	$899	$(1,982)	$406,304
Residential mortgage-backed securities	481,981	538	(4,919)	477,600
Commercial mortgage-backed securities	497,870	332	(4,430)	493,772
State and political subdivisions	247,292	3,783	(774)	250,301
Other securities	34,617	1,225	(302)	35,540

Total	$1,669,147	$6,777	$(12,407)	$1,663,517

	Held-to-Maturity
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(In thousands)
U.S. government-sponsored enterprises	$5,791	$15	$(15)	$5,791
Residential mortgage-backed securities	56,982	107	(402)	56,687
Commercial mortgage-backed securities	16,625	114	(40)	16,699
State and political subdivisions	145,358	3,031	(27)	148,362

Total	$224,756	$3,267	$(484)	$227,539

Assets, principally investment securities, having a carrying value of approximately $1.17 billion and $1.18 billion at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public deposits and for other purposes required or permitted by law. Also, investment securities pledged as collateral for repurchase agreements totaled approximately $142.1 million and $147.8 million at September 30, 2018 and December 31, 2017, respectively.

The amortized cost and estimated fair value of securities classified as available-for-sale and held-to-maturity at September 30, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in one year or less	$188,664	$185,303	$64,821	$65,527
Due after one year through five years	997,039	975,767	89,950	89,016
Due after five years through ten years	468,969	455,579	11,773	11,472
Due after ten years	131,236	127,781	32,722	32,537

Total	$1,785,908	$1,744,430	$199,266	$198,552

For purposes of the maturity tables, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on anticipated maturities. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

During the three-month period ended September 30, 2018, approximately $1.4 million in available-for-sale securities were sold. During nine-month period ended September 30, 2018, approximately $2.1 million in available-for-sale securities were sold. There were no realized gains or losses recorded on the sales for the three and nine-month periods ended September 30, 2018. The income tax expense/benefit to net security gains and losses was 26.135% of the gross amounts.

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

During the three-month and nine-month periods ended September 30, 2018, no held-to-maturity securities were sold. During the nine-month period ended September 30, 2017, one held-to-maturity security experienced its second downgrade in its credit rating. The Company made a strategic decision to sell this held-to-maturity security for approximately $483,000, which resulted in a gross realized loss on the sale for the nine-month period ended September 30, 2017 of approximately $7,000.

The Company evaluates all securities quarterly to determine if any unrealized losses are deemed to be other than temporary. In completing these evaluations, the Company follows the requirements of FASB ASC 320, Investments—Debt and Equity Securities. Certain investment securities are valued less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, management believes the declines in fair value for these securities are temporary. The Company does not intend to sell or believe it will be required to sell these investments before recovery of their amortized cost basis, which may be maturity. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

During the three and nine-month periods ended September 30, 2018, no securities were deemed to have other-than-temporary impairment.

At September 30, 2018, the Company had investment securities with approximately $26.9 million in unrealized losses, which have been in continuous loss positions for more than twelve months. Excluding impairment write downs taken in prior periods, the Company’s assessments indicated that the cause of the market depreciation was primarily the change in interest rates and not the issuer’s financial condition, or downgrades by rating agencies. In addition, approximately 67.7% of the Company’s investment portfolio matures in five years or less. As a result, the Company has the ability and intent to hold such securities until maturity.

The following shows gross unrealized losses and estimated fair value of investment securities classified as available-for-sale and held-to-maturity with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual investment securities have been in a continuous loss position as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$253,980	$(3,686)	$135,156	$(4,386)	$389,136	$(8,072)
Residential mortgage-backed securities	212,531	(4,745)	315,803	(12,036)	528,334	(16,781)
Commercial mortgage-backed securities	233,726	(6,738)	226,854	(8,268)	460,580	(15,006)
State and political subdivisions	174,397	(4,385)	42,238	(2,070)	216,635	(6,455)
Other securities	—	—	9,792	(183)	9,792	(183)

Total	$874,634	$(19,554)	$729,843	$(26,943)	$1,604,477	$(46,497)

	December 31, 2017
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government-sponsored enterprises	$234,213	$(1,288)	$40,122	$(709)	$274,335	$(1,997)
Residential mortgage-backed securities	389,541	(3,656)	99,989	(1,665)	489,530	(5,321)
Commercial mortgage-backed securities	314,301	(2,343)	120,365	(2,127)	434,666	(4,470)
State and political subdivisions	41,299	(331)	20,980	(470)	62,279	(801)
Other securities	—	—	9,852	(302)	9,852	(302)

Total	$979,354	$(7,618)	$291,308	$(5,273)	$1,270,662	$(12,891)

Income earned on securities for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Taxable:	(In thousands)
Available-for-sale	$8,578	$6,527	$25,571	$17,001
Held-to-maturity	433	544	1,389	1,982
Non-taxable:
Available-for-sale	2,205	1,627	6,006	4,757
Held-to-maturity	1,222	1,405	3,795	4,185

Total	$12,438	$10,103	$36,761	$27,925

4. Loans Receivable

The various categories of loans receivable are summarized as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$4,685,827	$4,600,117
Construction/land development	1,550,910	1,700,491
Agricultural	72,930	82,229
Residential real estate loans
Residential 1-4 family	1,982,666	1,970,311
Multifamily residential	608,608	441,303

Total real estate	8,900,941	8,794,451
Consumer	428,192	46,148
Commercial and industrial	1,303,841	1,297,397
Agricultural	58,644	49,815
Other	141,197	143,377

Total loans receivable	$10,832,815	$10,331,188

During the three and nine-month periods ended September 30, 2018, the Company sold $836,000 and $7.4 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $47,000 and $491,000, respectively. During the three and nine-month periods ended September 30, 2017, the Company sold $3.1 million and $12.9 million, respectively, of the guaranteed portion of certain SBA loans, which resulted in a gain of approximately $163,000 and $738,000, respectively.

Mortgage loans held for sale of approximately $39.9 million and $44.3 million at September 30, 2018 and December 31, 2017, respectively, are included in residential 1-4 family loans. Mortgage loans held for sale are carried at the lower of cost or fair value, determined using an aggregate basis. Gains and losses resulting from sales of mortgage loans are recognized when the respective loans are sold to investors. Gains and losses are determined by the difference between the selling price and the carrying amount of the loans sold, net of discounts collected or paid. The Company obtains forward commitments to sell mortgage loans to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale. The forward commitments acquired by the Company for mortgage loans in process of origination are considered mandatory forward commitments. Because these commitments are structured on a mandatory basis, the Company is required to substitute another loan or to buy back the commitment if the original loan does not fund. These commitments are derivative instruments and their fair values at September 30, 2018 and December 31, 2017 were not material.

The Company had $3.08 billion of purchased loans, which includes $120.8 million of discount for credit losses on purchased loans, at September 30, 2018. The Company had $40.5 million and $80.3 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of September 30, 2018. The Company had $3.46 billion of purchased loans, which includes $146.6 million of discount for credit losses on purchased loans, at December 31, 2017. The Company had $51.9 million and $94.7 million remaining of non-accretable discount for credit losses on purchased loans and accretable discount for credit losses on purchased loans, respectively, as of December 31, 2017.

A description of our accounting policies for loans, impaired loans, non-accrual loans and allowance for loan losses are set forth in our 2017 Form 10-K filed with the SEC on February 27, 2018. There have been no significant changes to these policies since December 31, 2017.

5. Allowance for Loan Losses, Credit Quality and Other

The Company’s allowance for loan loss as of September 30, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of September 30, 2018, charge-offs of $2.5 million have been taken against the storm-related provision for loan losses.

The following table presents a summary of changes in the allowance for loan losses:

Nine Months Ended September 30, 2018
Allowance for loan losses:	(In thousands)
Beginning balance	$110,266
Loans charged off	(7,173)
Recoveries of loans previously charged off	2,776

Net loans recovered (charged off)	(4,397)

Provision for loan losses	4,322

Balance, September 30, 2018	$110,191

The following tables present the balance in the allowance for loan losses for the three and nine-month period ended September 30, 2018, and the allowance for loan losses and recorded investment in loans based on portfolio segment by impairment method as of September 30, 2018. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Three Months Ended September 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$20,243	$45,985	$24,205	$16,193	$3,518	$1,372	$111,516
Loans charged off	(337)	(144)	(608)	(744)	(668)	—	(2,501)
Recoveries of loans previously charged off	90	195	309	251	331	—	1,176

Net loans recovered (charged off)	(247)	51	(299)	(493)	(337)	—	(1,325)
Provision for loan losses	(982)	(683)	193	(1,923)	479	2,916	—

Balance, September 30	$19,014	$45,353	$24,099	$13,777	$3,660	$4,288	$110,191

	Nine Months Ended September 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266
Loans charged off	(399)	(981)	(2,339)	(1,816)	(1,638)	—	(7,173)
Recoveries of loans previously charged off	209	383	844	568	772	—	2,776

Net loans recovered (charged off)	(190)	(598)	(1,495)	(1,248)	(866)	—	(4,397)
Provision for loan losses	(1,139)	2,012	1,088	(267)	1,192	1,436	4,322

Balance, September 30	$19,014	$45,353	$24,099	$13,777	$3,660	$4,288	$110,191

	As of September 30, 2018
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Period end amount allocated to:
Loans individually evaluated for impairment	$854	$533	$115	$9	$—	$—	$1,511
Loans collectively evaluated for impairment	18,150	44,590	23,355	13,672	3,660	4,288	107,715

Loans evaluated for impairment balance, September 30	19,004	45,123	23,470	13,681	3,660	4,288	109,226

Purchased credit impaired loans	10	230	629	96	—	—	965

Balance, September 30	$19,014	$45,353	$24,099	$13,777	$3,660	$4,288	$110,191

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$14,876	$60,572	$19,933	$30,716	$2,064	$—	$128,161
Loans collectively evaluated for impairment	1,526,689	4,613,352	2,534,630	1,256,796	623,747	—	10,555,214

Loans evaluated for impairment balance, September 30	1,541,565	4,673,924	2,554,563	1,287,512	625,811	—	10,683,375

Purchased credit impaired loans	9,345	84,833	36,711	16,329	2,222	—	149,440

Balance, September 30	$1,550,910	$4,758,757	$2,591,274	$1,303,841	$628,033	$—	$10,832,815

The following tables present the balances in the allowance for loan losses for the nine-month period ended September 30, 2017 and the year ended December 31, 2017, and the allowance for loan losses and recorded investment in loans receivable based on portfolio segment by impairment method as of December 31, 2017. Allocation of a portion of the allowance to one type of loans does not preclude its availability to absorb losses in other categories.

	Year Ended December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Beginning balance	$11,522	$28,188	$16,517	$12,756	$4,188	$6,831	$80,002
Loans charged off	(326)	(1,655)	(2,288)	(779)	(1,063)	—	(6,111)
Recoveries of loans previously charged off	227	710	254	252	503	—	1,946

Net loans recovered (charged off)	(99)	(945)	(2,034)	(527)	(560)	—	(4,165)
Provision for loan losses	1,419	600	3,232	599	(565)	(984)	4,301

Balance, September 30	12,842	27,843	17,715	12,828	3,063	5,847	80,138
Loans charged off	(1,306)	(2,094)	(1,692)	(4,799)	(1,469)	—	(11,360)
Recoveries of loans previously charged off	235	332	422	212	338	—	1,539

Net loans recovered (charged off)	(1,071)	(1,762)	(1,270)	(4,587)	(1,131)	—	(9,821)
Provision for loan losses	8,572	17,858	8,061	7,051	1,402	(2,995)	39,949

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

	As of December 31, 2017
	Construction/ Land Development	Other Commercial Real Estate	Residential Real Estate	Commercial & Industrial	Consumer & Other	Unallocated	Total
Allowance for loan losses:	(In thousands)
Period end amount allocated to:
Loans individually evaluated for impairment	$1,378	$768	$188	$843	$7	$—	$3,184
Loans collectively evaluated for impairment	18,954	42,824	23,341	14,290	3,310	2,852	105,571

Loans evaluated for impairment balance, December 31	20,332	43,592	23,529	15,133	3,317	2,852	108,755

Purchased credit impaired loans	11	347	977	159	17	—	1,511

Balance, December 31	$20,343	$43,939	$24,506	$15,292	$3,334	$2,852	$110,266

Loans receivable:
Period end amount allocated to:
Loans individually evaluated for impairment	$26,860	$124,124	$20,431	$21,867	$500	$—	$193,782
Loans collectively evaluated for impairment	1,658,519	4,442,201	2,341,081	1,261,161	236,392	—	9,939,354

Loans evaluated for impairment balance, December 31	1,685,379	4,566,325	2,361,512	1,283,028	236,892	—	10,133,136

Purchased credit impaired loans	15,112	116,021	50,102	14,369	2,448	—	198,052

Balance, December 31	$1,700,491	$4,682,346	$2,411,614	$1,297,397	$239,340	$—	$10,331,188

The following is an aging analysis for loans receivable as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,496	$4,411	$22,628	$33,535	$4,652,292	$4,685,827	$11,405
Construction/land development	803	584	8,517	9,904	1,541,006	1,550,910	3,551
Agricultural	—	—	30	30	72,900	72,930	—
Residential real estate loans
Residential 1-4 family	9,141	2,441	15,821	27,403	1,955,263	1,982,666	1,509
Multifamily residential	482	—	983	1,465	607,143	608,608	—

Total real estate	16,922	7,436	47,979	72,337	8,828,604	8,900,941	16,465
Consumer	784	73	2,004	2,861	425,331	428,192	1,796
Commercial and industrial	4,868	384	6,449	11,701	1,292,140	1,303,841	2,006
Agricultural and other	1,260	23	33	1,316	198,525	199,841	—

Total	$23,834	$7,916	$56,465	$88,215	$10,744,600	$10,832,815	$20,267

	December 31, 2017
	Loans Past Due 30-59 Days	Loans Past Due 60-89 Days	Loans Past Due 90 Days or More	Total Past Due	Current Loans	Total Loans Receivable	Accruing Loans Past Due 90 Days or More
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$6,331	$1,480	$12,719	$20,530	$4,579,587	$4,600,117	$3,119
Construction/land development	834	13	8,258	9,105	1,691,386	1,700,491	3,247
Agricultural	—	221	19	240	81,989	82,229	—
Residential real estate loans
Residential 1-4 family	9,066	2,013	16,612	27,691	1,942,620	1,970,311	2,175
Multifamily residential	—	—	253	253	441,050	441,303	100

Total real estate	16,231	3,727	37,861	57,819	8,736,632	8,794,451	8,641
Consumer	252	51	171	474	45,674	46,148	26
Commercial and industrial	2,073	1,030	6,528	9,631	1,287,766	1,297,397	1,944
Agricultural and other	288	113	137	538	192,654	193,192	54

Total	$18,844	$4,921	$44,697	$68,462	$10,262,726	$10,331,188	$10,665

Non-accruing loans at September 30, 2018 and December 31, 2017 were $36.2 million and $34.0 million, respectively.

The following is a summary of the impaired loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018
				Three Months Ended		Nine Months Ended
	Unpaid Contractual Principal Balance	Total Recorded Investment	Allocation of Allowance for Loan Losses	Average Recorded Investment	Interest Recognized	Average Recorded Investment	Interest Recognized
Loans without a specific valuation allowance	(In thousands)
Real estate:
Commercial real estate loans
Non-farm/non-residential	$44	$44	$—	$36	$1	$33	$2
Construction/land development	18	18	—	18	—	30	1
Agricultural	13	13	—	14	—	16	1
Residential real estate loans
Residential 1-4 family	286	286	—	237	5	186	14
Multifamily residential	—	—	—	—	—	—	—

Total real estate	361	361	—	305	6	265	18
Consumer	27	28	—	29	1	23	2
Commercial and industrial	202	202	—	225	3	189	8
Agricultural and other	—	—	—	—	—	—	—

Total loans without a specific valuation allowance	590	591	—	559	10	477	28
Loans with a specific valuation allowance
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,299	37,365	524	37,770	375	33,965	1,107
Construction/land development	13,509	12,446	854	12,614	75	12,398	234
Agricultural	299	303	9	410	4	412	14
Residential real estate loans
Residential 1-4 family	19,248	17,241	67	17,678	51	18,639	429
Multifamily residential	2,405	2,405	48	2,561	16	2,116	66

Total real estate	76,760	69,760	1,502	71,033	521	67,530	1,850
Consumer	2,245	2,003	—	1,092	24	638	42
Commercial and industrial	10,269	6,619	9	8,276	35	11,361	223
Agricultural and other	33	33	—	103	—	174	3

Total loans with a specific valuation allowance	89,307	78,415	1,511	80,504	580	79,703	2,118
Total impaired loans
Real estate:
Commercial real estate loans
Non-farm/non-residential	41,343	37,409	524	37,806	376	33,998	1,109
Construction/land development	13,527	12,464	854	12,632	75	12,428	235
Agricultural	312	316	9	424	4	428	15
Residential real estate loans
Residential 1-4 family	19,534	17,527	67	17,915	56	18,825	443
Multifamily residential	2,405	2,405	48	2,561	16	2,116	66

Total real estate	77,121	70,121	1,502	71,338	527	67,795	1,868
Consumer	2,272	2,031	—	1,121	25	661	44
Commercial and industrial	10,471	6,821	9	8,501	38	11,550	231
Agricultural and other	33	33	—	103	—	174	3

Total impaired loans	$89,897	$79,006	$1,511	$81,063	$590	$80,180	$2,146

Note: Purchased credit impaired loans are accounted for on a pooled basis under ASC 310-30. All of these pools are currently considered to be performing, resulting in none of the purchased credit impaired loans being classified as impaired loans as of September 30, 2018.

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

Interest recognized on impaired loans during the three months ended September 30, 2018 and 2017 was approximately $590,000 and $957,000, respectively. Interest recognized on impaired loans during the nine months ended September 30, 2018 and 2017 was approximately $2.1 million and $2.0 million, respectively. The amount of interest recognized on impaired loans on the cash basis is not materially different than the accrual basis.

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

The Company’s classified loans include loans in risk ratings 6, 7 and 8. The following is a presentation of classified loans (excluding loans accounted for under ASC Topic 310-30) by class as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$41,424	$484	$—	$41,908
Construction/land development	14,502	860	—	15,362
Agricultural	315	3	—	318
Residential real estate loans
Residential 1-4 family	23,782	253	—	24,035
Multifamily residential	983	—	—	983

Total real estate	81,006	1,600	—	82,606
Consumer	1,117	1	—	1,118
Commercial and industrial	11,237	881	—	12,118
Agricultural and other	50	—	—	50

Total risk rated loans	$93,410	$2,482	$—	$95,892

	December 31, 2017
	Risk Rated 6	Risk Rated 7	Risk Rated 8	Classified Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$20,933	$518	$—	$21,451
Construction/land development	24,013	204	—	24,217
Agricultural	321	—	—	321
Residential real estate loans
Residential 1-4 family	23,420	564	—	23,984
Multifamily residential	939	—	—	939

Total real estate	69,626	1,286	—	70,912
Consumer	159	9	—	168
Commercial and industrial	12,818	80	—	12,898
Agricultural and other	136	—	—	136

Total risk rated loans	$82,739	$1,375	$—	$84,114

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

The following is a presentation of loans receivable by class and risk rating as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$993	$299	$2,660,482	$1,863,651	$33,857	$41,908	$4,601,190
Construction/land development	20	736	261,009	1,263,515	923	15,362	1,541,565
Agricultural	—	—	35,336	36,099	981	318	72,734
Residential real estate loans
Residential 1-4 family	770	750	1,454,690	461,225	7,536	24,035	1,949,006
Multifamily residential	—	—	398,294	206,280	—	983	605,557

Total real estate	1,783	1,785	4,809,811	3,830,770	43,297	82,606	8,770,052
Consumer	13,051	995	397,060	13,617	129	1,118	425,970
Commercial and industrial	21,669	8,805	589,856	624,100	30,964	12,118	1,287,512
Agricultural and other	1,045	3,388	134,301	60,520	537	50	199,841

Total risk rated loans	$37,548	$14,973	$5,931,028	$4,529,007	$74,927	$95,892	10,683,375

Purchased credit impaired loans							149,440

Total loans receivable							$10,832,815

	December 31, 2017
	Risk Rated 1	Risk Rated 2	Risk Rated 3	Risk Rated 4	Risk Rated 5	Classified Total	Total
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$1,015	$558	$2,595,844	$1,745,778	$119,656	$21,451	$4,484,302
Construction/land development	28	583	280,980	1,373,133	6,438	24,217	1,685,379
Agricultural	—	19	53,018	27,515	1,150	321	82,023
Residential real estate loans
Residential 1-4 family	1,140	969	1,414,849	475,619	11,658	23,984	1,928,219
Multifamily residential	—	—	329,070	103,071	213	939	433,293

Total real estate	2,183	2,129	4,673,761	3,725,116	139,115	70,912	8,613,216
Consumer	13,106	808	22,479	8,532	70	168	45,163
Commercial and industrial	20,870	7,543	627,316	592,088	22,313	12,898	1,283,028
Agricultural and other	1,986	3,914	147,323	38,370	—	136	191,729

Total risk rated loans	$38,145	$14,394	$5,470,879	$4,364,106	$161,498	$84,114	10,133,136

Purchased credit impaired loans							198,052

Total loans receivable							$10,331,188

The following is a presentation of troubled debt restructurings (“TDRs”) by class as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	16	$16,018	$8,177	$742	$4,494	$13,413
Construction/land development	3	641	546	69	—	615
Agricultural	2	345	283	16	—	299
Residential real estate loans
Residential 1-4 family	24	4,494	1,105	353	1,035	2,493
Multifamily residential	3	1,701	1,281	—	287	1,568

Total real estate	48	23,199	11,392	1,180	5,816	18,388
Consumer	4	36	17	11	—	28
Commercial and industrial	13	1,062	396	105	—	501

Total	65	$24,297	$11,805	$1,296	$5,816	$18,917

	December 31, 2017
	Number of Loans	Pre- Modification Outstanding Balance	Rate Modification	Term Modification	Rate & Term Modification	Post- Modification Outstanding Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	16	$16,853	$8,815	$250	$5,513	$14,578
Construction/land development	5	782	689	75	—	764
Agricultural	2	345	282	22	—	304
Residential real estate loans
Residential 1-4 family	21	5,607	1,926	81	1,238	3,245
Multifamily residential	3	1,701	1,340	—	287	1,627

Total real estate	47	25,288	13,052	428	7,038	20,518
Consumer	3	19	—	18	—	18
Commercial and industrial	11	951	445	50	1	496
Agricultural and other	1	166	166	—	—	166

Total	62	$26,424	$13,663	$496	$7,039	$21,198

The following is a presentation of TDRs on non-accrual status as of September 30, 2018 and December 31, 2017 because they are not in compliance with the modified terms:

	September 30, 2018		December 31, 2017
	Number of Loans	Recorded Balance	Number of Loans	Recorded Balance
Real estate:	(Dollars in thousands)
Commercial real estate loans
Non-farm/non-residential	3	$758	2	$1,161
Agricultural	1	16	1	22
Residential real estate loans
Residential 1-4 family	9	787	8	850
Multifamily residential	1	146	1	153

Total real estate	14	1,707	12	2,186

Commercial and industrial	6	128	1	—

Total	20	$1,835	13	$2,186

The following is a presentation of total foreclosed assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,858	$9,766
Construction/land development	3,539	5,920
Agriculture	155
Residential real estate loans
Residential 1-4 family	3,885	2,654
Multifamily residential	70	527

Total foreclosed assets held for sale	$13,507	$18,867

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

Changes in the carrying amount of the accretable yield for purchased credit impaired loans were as follows for the nine-month period ended September 30, 2018 for the Company’s acquisitions:

	Accretable Yield	Carrying Amount of Loans
	(In thousands)
Balance at beginning of period	$41,803	$198,052
Reforecasted future interest payments for loan pools	(459)	—
Contractual accretion recorded to interest income	(13,206)	13,206
Acquisitions	808	2,403
Adjustment to yield	8,519	—
Transfers to foreclosed assets held for sale	—	(2,156)
Payments received, net	—	(62,065)

Balance at end of period	$37,465	$149,440

The loan pools were evaluated by the Company and are currently forecasted to have a slower run-off than originally expected. As a result, the Company has reforecast the total accretable yield expectations for those loan pools by $459,000. This updated forecast does not change the expected weighted average yields on the loan pools.

During the 2018 impairment tests on the estimated cash flows of loans, the Company established that several loan pools were determined to have a materially projected credit improvement. As a result of this improvement, the Company will recognize approximately $8.5 million as an additional adjustment to yield over the weighted average life of the loans.

6. Goodwill and Core Deposits and Other Intangibles

Changes in the carrying amount and accumulated amortization of the Company’s goodwill and core deposits and other intangibles at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Goodwill	(In thousands)
Balance, beginning of period	$927,949	$377,983
Acquisitions	30,459	549,966

Balance, end of period	$958,408	$927,949

	September 30, 2018	December 31, 2017
Core Deposit and Other Intangibles	(In thousands)
Balance, beginning of period	$49,351	$18,311
Acquisition	—	35,247
Amortization expense	(4,867)	(2,576)

Balance, September 30	$44,484	50,982

Acquisitions		—
Amortization expense		(1,631)

Balance, end of year		$49,351

The carrying basis and accumulated amortization of core deposits and other intangibles at September 30, 2018 and December 31, 2017 were:

	September 30, 2018	December 31, 2017
	(In thousands)
Gross carrying basis	$86,625	$86,625
Accumulated amortization	(42,141)	(37,274)

Net carrying amount	$44,484	$49,351

Core deposit and other intangible amortization expense was approximately $1.6 million and $906,000 for the three months ended September 30, 2018 and 2017, respectively. Core deposit and other intangible amortization expense was approximately $4.9 million and $2.6 million for the nine months ended September 30, 2018 and 2017, respectively. Including all of the mergers completed as of December 31, 2017, HBI’s estimated amortization expense of core deposits and other intangibles for each of the years 2018 through 2023 is approximately: 2018 – $6.6 million; 2019 – $6.5 million; 2020 – $5.9 million; 2021 – $5.7 million; 2022 – $5.7 million; 2023 – $5.5 million.

The carrying amount of the Company’s goodwill was $958.4 million and $927.9 million at September 30, 2018 and December 31, 2017, respectively. Goodwill is tested annually for impairment during the fourth quarter. If the implied fair value of goodwill is lower than its carrying amount, goodwill impairment is indicated, and goodwill is written down to its implied fair value. Subsequent increases in goodwill value are not recognized in the consolidated financial statements.

7. Other Assets

Other assets consist primarily of equity securities without a readily determinable fair value and other miscellaneous assets. As of September 30, 2018 and December 31, 2017, other assets were $187.3 million and $177.8 million, respectively.

The Company has equity securities without readily determinable fair values such as stock holdings in the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“Federal Reserve”) which are outside the scope of ASC Topic 321, Investments – Equity Securities (“ASC Topic 321”). These equity securities without a readily determinable fair value were $134.1 million and $132.1 million at September 30, 2018 and December 31, 2017, respectively, and are accounted for at cost.

The Company has equity securities such as stock holdings in First National Bankers’ Bank and other miscellaneous holdings which are accounted for under ASC Topic 321. These equity securities without a readily determinable fair value were $24.5 million and $23.9 million at September 30, 2018 and December 31, 2017, respectively. There were no transactions during the period that would indicate a material change in fair value. Therefore, these investments were accounted for at cost.

8. Deposits

The aggregate amount of time deposits with a minimum denomination of $250,000 was $784.8 million and $636.9 million at September 30, 2018 and December 31, 2017, respectively. The aggregate amount of time deposits with a minimum denomination of $100,000 was $1.25 billion and $998.3 million at September 30, 2018 and December 31, 2017, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $4.9 million and $2.2 million for the three months ended September 30, 2018 and 2017, respectively. Interest expense applicable to certificates in excess of $100,000 totaled $11.5 million and $5.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and December 31, 2017, brokered deposits were $591.6 million and $1.03 billion, respectively.

Deposits totaling approximately $1.84 billion and $1.51 billion at September 30, 2018 and December 31, 2017, respectively, were public funds obtained primarily from state and political subdivisions in the United States.

9. Securities Sold Under Agreements to Repurchase

At September 30, 2018 and December 31, 2017, securities sold under agreements to repurchase totaled $142.1 million and $147.8 million, respectively. For the three-month periods ended September 30, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $148.8 million and $135.9 million, respectively. For the nine-month periods ended September 30, 2018 and 2017, securities sold under agreements to repurchase daily weighted-average totaled $148.5 million and $129.6 million, respectively.

The remaining contractual maturity of securities sold under agreements to repurchase in the consolidated balance sheets as of September 30, 2018 and December 31, 2017 is presented in the following tables:

	September 30, 2018
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$26,134	$—	$—	$—	$26,134
Mortgage-backed securities	9,694	—	—	—	9,694
State and political subdivisions	90,715	—	—	—	90,715
Other securities	15,603	—	—	—	15,603

Total borrowings	$142,146	$—	$—	$—	$142,146

	December 31, 2017
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 Days	Total
	(In thousands)
Securities sold under agreements to repurchase:
U.S. government-sponsored enterprises	$11,525	$—	$—	$10,000	$21,525
Mortgage-backed securities	21,255	—	—	—	21,255
State and political subdivisions	85,428	—	—	—	85,428
Other securities	19,581	—	—	—	19,581

Total borrowings	$137,789	$—	$—	$10,000	$147,789

10. FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $    1.36 billion and $1.30 billion at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $750.0 million and $609.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.00% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of September 30, 2018 include: 2018 – $770.0 million; 2019 – $143.0 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; 2023 – zero; after 2023 – $300.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations. $300 million of the borrowings maturing after 2023 are callable by the FHLB within one year.

Additionally, the Company had $941.3 million and $695.3 million at September 30, 2018 and December 31, 2017, respectively, in letters of credit under a FHLB blanket borrowing line of credit, which are used to collateralize public deposits at September 30, 2018 and December 31, 2017, respectively.

11. Other Borrowings

The Company had zero other borrowings at September 30, 2018. The Parent Company took out a $20.0 million unsecured line of credit for general corporate purposes during 2015. The balance on this line of credit at September 30, 2018 and December 31, 2017 was zero.

12. Subordinated Debentures

Subordinated debentures at September 30, 2018 and December 31, 2017 consisted of guaranteed payments on trust preferred securities with the following components:

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Trust preferred securities
Subordinated debentures, issued in 2006, due 2036, fixed rate of 6.75% during the first five years and at a floating rate of 1.85% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	$3,093	$3,093
Subordinated debentures, issued in 2004, due 2034, fixed rate of 6.00% during the first five years and at a floating rate of 2.00% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	15,464	15,464
Subordinated debentures, issued in 2005, due 2035, fixed rate of 5.84% during the first five years and at a floating rate of 1.45% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	25,774	25,774
Subordinated debentures, issued in 2004, due 2034, fixed rate of 4.29% during the first five years and at a floating rate of 2.50% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	16,495	16,495
Subordinated debentures, issued in 2005, due 2035, floating rate of 2.15% above the three-month LIBOR rate, reset quarterly, currently callable without penalty	4,341	4,304
Subordinated debentures, issued in 2006, due 2036, fixed rate of 7.38% during the first five years and at a floating rate of 1.62% above the three-month LIBOR rate, reset quarterly, thereafter, currently callable without penalty	5,638	5,569
Subordinated debt securities
Subordinated notes, net of issuance costs, issued in 2017, due 2027, fixed rate of 5.625% during the first five years and at a floating rate of 3.575% above the then three-month LIBOR rate, reset quarterly, thereafter, callable in 2022 without penalty	297,791	297,332

Total	$368,596	$368,031

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

The Bank acquired $12.5 million in trust preferred securities with a carrying value of $9.9 million and $9.8 million at September 30, 2018 and December 31, 2017, respectively, from the Stonegate acquisition. The difference between the fair value purchased of $9.9 million and the $12.5 million face amount, will be amortized into interest expense over the remaining life of the debentures. The associated subordinated debentures are redeemable, in whole or in part, prior to maturity at our option on a quarterly basis when interest is due and payable and in whole at any time within 90 days following the occurrence and continuation of certain changes in the tax treatment or capital treatment of the debentures.

13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law. The TCJA makes broad and complex changes to the U.S. tax code that affected our income tax rate in 2017. The TCJA reduced the U.S. federal corporate income tax rate from 35% to 21%. The TCJA also established new tax laws that will affect 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the 2017 Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. As such, the company’s 2017 financial results reflect the income tax effects for the 2017 Act for which the accounting under ASC 740 is complete and provisional amounts for those specific income tax effects of the 2017 Act for which the accounting under ASC 740 is incomplete, but a reasonable estimate could be determined. The company did not identify items for which the income tax effects of the 2017 Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. The tax expense recorded in 2017 is a reasonable estimate based on published guidance available at this time and is considered provisional. The ultimate impact of the 2017 Act may differ from these estimates due to changes in interpretations and assumptions made by the Company, as well as additional regulatory guidance. Any adjustments will be reflected in the Company’s financial statements in future periods.

The following is a summary of the components of the provision (benefit) for income taxes for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Current:
Federal	$17,999	$17,289	$44,354	$65,958
State	5,958	3,434	14,683	13,101

Total current	23,957	20,723	59,037	79,059

Deferred:
Federal	1,047	(11,002)	10,964	(13,238)
State	346	(2,185)	3,629	(2,629)

Total deferred	1,393	(13,187)	14,593	(15,867)

Income tax expense	$25,350	$7,536	$73,630	$63,192

The reconciliation between the statutory federal income tax rate and effective income tax rate is as follows for the three and nine-month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Statutory federal income tax rate	21.00%	35.00%	21.00%	35.00%
Effect of non-taxable interest income	(0.84)	(4.48)	(0.80)	(1.82)
Effect of gain on acquisitions	—	—	—	(0.76)
Stock compensation	(0.12)	(0.09)	(0.18)	(0.49)
State income taxes, net of federal benefit	3.30	3.91	3.60	4.01
Other	0.66	(0.63)	0.68	0.18

Effective income tax rate	24.00%	33.71%	24.30%	36.12%

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to deferred income tax assets and liabilities, and their approximate tax effects, are as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$30,023	$29,515
Deferred compensation	2,868	1,142
Stock compensation	3,674	2,731
Real estate owned	1,419	1,731
Unrealized loss on securities available-for-sale	11,118	1,471
Loan discounts	25,144	32,784
Tax basis premium/discount on acquisitions	8,387	8,802
Investments	1,008	1,155
Other	10,552	11,663

Gross deferred tax assets	94,193	90,994

Deferred tax liabilities:
Accelerated depreciation on premises and equipment	1,157	291
Core deposit intangibles	10,163	11,258
FHLB dividends	1,712	1,625
Other	1,613	1,256

Gross deferred tax liabilities	14,645	14,430

Net deferred tax assets	$79,548	$76,564

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

During the first nine months of 2018, the Company repurchased a total of 1,863,400 shares with a weighted-average stock price of $23.14 per share. The 2018 earnings were used to fund the repurchases during the year. Shares repurchased under the program as of September 30, 2018 total 6,388,264 shares. The remaining balance available for repurchase is 8,363,736 shares at September 30, 2018.

Stock Compensation Plans

The Company has a stock option and performance incentive plan known as the Amended and Restated 2006 Stock Option and Performance Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified officers, directors, key employees, and other persons, and to motivate those persons to improve the Company’s business results. On April 19, 2018 at the Annual Meeting of Shareholders of the Company, the shareholders approved, as proposed in the Proxy Statement, an amendment to the Plan to increase the number of shares of the Company’s common stock available for issuance under the Plan by 2,000,000 shares to 13,288,000 shares. The Plan provides for the granting of incentive and non-qualified stock options and other equity awards, including the issuance of restricted shares. As of September 30, 2018, the maximum total number of shares of the Company’s common stock available for issuance under the Plan was 13,288,000. At September 30, 2018, the Company had approximately 1,841,443 shares of common stock remaining available for future grants and approximately 5,477,700 shares of common stock reserved for issuance pursuant to outstanding awards under the Plan.

During the third quarter of 2018, the Company granted 1,452,000 stock options and 843,500 shares of restricted stock to certain employees under the HOMB $2.00 program (“HOMB $2.00”). The purpose of the performance-based incentive plan is to motivate employees to help the Company achieve $2.00 of diluted earnings per share over a consecutive four-quarter period.

The intrinsic value of the stock options outstanding and stock options vested at September 30, 2018 was $11.0 million and $8.0 million, respectively. Total unrecognized compensation cost, net of income tax benefit, related to non-vested stock option awards, which are expected to be recognized over the vesting periods, was approximately $13.3 million as of September 30, 2018. For the first nine months of 2018, the Company has expensed approximately $1.4 million for the non-vested awards.

The table below summarizes the stock option transactions under the Plan at September 30, 2018 and December 31, 2017 and changes during the nine-month period and year then ended:

	For the Nine Months Ended September 30, 2018		For the Year Ended December 31, 2017
	Shares (000)	Weighted- Average Exercisable Price	Shares (000)	Weighted- Average Exercisable Price
Outstanding, beginning of year	2,274	$16.23	2,397	$15.19
Granted	1,576	23.24	80	25.96
Forfeited/Expired	(37)	22.30	—	—
Exercised	(177)	9.42	(203)	7.82

Outstanding, end of period	3,636	19.54	2,274	16.23

Exercisable, end of period	1,171	15.10	1,016	$13.55

Stock-based compensation expense for stock-based compensation awards granted is based on the grant-date fair value. For stock option awards, the fair value is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions, changes to which can materially affect the fair value estimate. Additionally, there may be other factors that would otherwise have a significant effect on the value of employee stock options granted but are not considered by the model. Accordingly, while management believes that the Black-Scholes option-pricing model provides a reasonable estimate of fair value, the model does not necessarily provide the best single measure of fair value for the Company’s employee stock options. The weighted-average fair value of options granted during the nine months ended September 30, 2018 was $5.58 per share. The weighted-average fair value of options granted during the year ended December 31, 2017 was $7.10 per share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model based on the weighted-average assumptions for expected dividend yield, expected stock price volatility, risk-free interest rate, and expected life of options granted.

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Expected dividend yield	2.05%	1.39%
Expected stock price volatility	25.59%	28.47%
Risk-free interest rate	2.82%	2.06%
Expected life of options	6.5 years	6.5 years

The following is a summary of currently outstanding and exercisable options at September 30, 2018:

Options Outstanding				Options Exercisable
Exercise Prices	Options Outstanding Shares (000)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Options Exercisable Shares (000)	Weighted- Average Exercise Price
$2.10 to $2.66	12	0.73	2.60	12	2.60
$5.68 to $6.56	89	3.22	6.54	89	6.54
$8.62 to $9.54	259	4.41	9.04	259	9.04
$14.71 to $16.86	252	6.02	15.97	168	16.05
$17.12 to $17.40	195	6.15	17.20	118	17.22
$18.46	1,010	6.90	18.46	433	18.46
$20.16 to $20.58	68	7.02	20.41	28	20.34
$21.25 to $22.22	230	8.51	21.71	48	21.25
$22.70 to $23.51	1,441	9.81	23.32	—	—
$25.96	80	8.56	25.96	16	25.96

	3,636			1,171

The table below summarized the activity for the Company’s restricted stock issued and outstanding at September 30, 2018 and December 31, 2017 and changes during the period and year then ended:

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Beginning of year	1,145	958
Issued	1,005	232
Vested	(229)	(45)
Forfeited	(49)	—

End of period	1,872	1,145

Amount of expense for nine months and twelve months ended, respectively	$5,153	$5,237

Total unrecognized compensation cost, net of income tax benefit, related to non-vested restricted stock awards, which are expected to be recognized over the 7.8 weighted average remaining contractual life, was approximately $30.2 million as of September 30, 2018.

15. Non-Interest Expense

The table below shows the components of non-interest expense for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Salaries and employee benefits	$37,825	$28,510	$107,315	$83,965
Occupancy and equipment	8,148	7,887	25,650	21,602
Data processing expense	3,461	2,853	10,786	8,439
Other operating expenses:
Advertising	1,154	795	3,258	2,305
Merger and acquisition expenses	—	18,227	—	25,743
Amortization of intangibles	1,617	906	4,867	2,576
Electronic banking expense	1,947	1,712	5,653	4,885
Directors’ fees	314	309	962	946
Due from bank service charges	253	472	714	1,348
FDIC and state assessment	2,293	1,293	6,689	3,763
Insurance	762	577	2,363	1,698
Legal and accounting	761	698	2,397	1,799
Other professional fees	1,748	1,436	4,988	3,822
Operating supplies	510	432	1,712	1,376
Postage	311	280	978	861
Telephone	337	305	1,081	1,027
Other expense	4,682	4,154	13,318	10,835

Total other operating expenses	16,689	31,596	48,980	62,984

Total non-interest expense	$66,123	$70,846	$192,731	$176,990

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

Although the Company has a diversified loan portfolio, commercial real estate loans represented 58.3% and 61.8% of total loans receivable at September 30, 2018 and December 31, 2017, respectively, and 269.5% and 289.6% of total stockholders’ equity at September 30, 2018 and December 31, 2017, respectively. Residential real estate loans represented 23.9% and 23.3% of total loans receivable and 110.7% and 109.4% of total stockholders’ equity at September 30, 2018 and December 31, 2017, respectively.

Approximately 89.1% of the Company’s total loans and 91.1% of the Company’s real estate loans as of September 30, 2018, are to borrowers whose collateral is located in Alabama, Arkansas, Florida and New York, the states in which the Company has its branch locations.

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

At September 30, 2018 and December 31, 2017, commitments to extend credit of $2.25 billion and $2.38 billion, respectively, were outstanding. A percentage of these balances are participated out to other banks; therefore, the Company can call on the participating banks to fund future draws. Since some of these commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

Outstanding standby letters of credit are contingent commitments issued by the Company, generally to guarantee the performance of a customer in third-party borrowing arrangements. The term of the guarantee is dependent upon the creditworthiness of the borrower, some of which are long-term. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments. The maximum amount of future payments the Company could be required to make under these guarantees at September 30, 2018 and December 31, 2017, is $55.0 million and $70.5 million, respectively.

The Company and/or its bank subsidiary have various unrelated legal proceedings, most of which involve loan foreclosure activity pending, which, in the aggregate, are not expected to have a material adverse effect on the financial position or results of operations or cash flows of the Company and its subsidiary.

18. Regulatory Matters

The Bank is subject to a legal limitation on dividends that can be paid to the parent company without prior approval of the applicable regulatory agencies. Arkansas bank regulators have specified that the maximum dividend limit state banks may pay to the parent company without prior approval is 75% of the current year earnings plus 75% of the retained net earnings of the preceding year. Since the Bank is also under supervision of the Federal Reserve, it is further limited if the total of all dividends declared in any calendar year by the Bank exceeds the Bank’s net profits to date for that year combined with its retained net profits for the preceding two years. During the first nine months of 2018, the Company requested approximately $155.5 million in regular dividends from its banking subsidiary. This dividend is equal to approximately 63.0% of the Company’s banking subsidiary’s year-to-date 2018 earnings.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios of total, common Tier 1 equity and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of September 30, 2018, the Company meets all capital adequacy requirements to which it is subject.

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

The Federal Reserve Board’s risk-based capital guidelines include the definitions for (1) a well-capitalized institution, (2) an adequately-capitalized institution, and (3) an undercapitalized institution. Under Basel III, the criteria for a well-capitalized institution are now: a 6.5% “common equity Tier 1 risk-based capital” ratio, a 5% “Tier 1 leverage capital” ratio, an 8% “Tier 1 risk-based capital” ratio, and a 10% “total risk-based capital” ratio. As of September 30, 2018, the Bank met the capital standards for a well-capitalized institution. The Company’s “common equity Tier 1 risk-based capital” ratio, “Tier 1 leverage capital” ratio, “Tier 1 risk-based capital” ratio, and “total risk-based capital” ratio were 11.65%, 10.38%, 12.25%, and 15.73%, respectively, as of September 30, 2018.

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

In connection with the SPF acquisition, accounted for using the purchase method, the Company acquired approximately $377.0 million in assets, including $376.2 million in loans, issued 1,250,000 shares of its common stock valued at approximately $28.2 million as of June 30, 2018, and paid $377.4 million in cash.

The following is a summary of the Company’s additional cash flow information during the nine-month periods ended:

	September 30,
	2018	2017
	(In thousands)
Interest paid	$80,057	$34,573
Income taxes paid	47,682	117,025
Assets acquired by foreclosure	10,098	9,255

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

Financial Assets and Liabilities Measured on a Recurring Basis

Available-for-sale securities are the only material financial instruments valued on a recurring basis which are held by the Company at fair value. The Company does not have any Level 1 securities. Primarily all of the Company’s securities are considered to be Level 2 securities. These Level 2 securities consist primarily of U.S. government-sponsored enterprises, mortgage-backed securities plus state and political subdivisions. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. As of September 30, 2018 and December 31, 2017, Level 3 securities were immaterial. In addition, there were no material transfers between hierarchy levels during 2018 and 2017. See Note 3 for additional detail related to investment securities.

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

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Impaired loans that are collateral dependent are the only material financial assets valued on a non-recurring basis which are held by the Company at fair value. Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the net realizable value of the collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. If these allocations cause the allowance for loan losses to require an increase, such increase is reported as a component of the provision for loan losses. The fair value of loans with specific allocated losses was $77.5 million and $72.5 million as of September 30, 2018 and December 31, 2017, respectively. This valuation is considered Level 3, consisting of appraisals of underlying collateral. The Company reversed approximately $164,000 and $314,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the three months ended September 30, 2018 and 2017, respectively. The Company reversed approximately $728,000 and $523,000 of accrued interest receivable when non-covered impaired loans were put on non-accrual status during the nine months ended September 30, 2018 and 2017, respectively.

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Foreclosed assets held for sale are the only material non-financial assets valued on a non-recurring basis which are held by the Company at fair value, less estimated costs to sell. At foreclosure, if the fair value, less estimated costs to sell, of the real estate acquired is less than the Company’s recorded investment in the related loan, a write-down is recognized through a charge to the allowance for loan losses. Additionally, valuations are periodically performed by management and any subsequent reduction in value is recognized by a charge to income. The fair value of foreclosed assets held for sale is estimated using Level 3 inputs based on appraisals of underlying collateral. As of September 30, 2018 and December 31, 2017, the fair value of foreclosed assets held for sale, less estimated costs to sell, was $13.5 million and $18.9 million, respectively.

No foreclosed assets held for sale were remeasured during the nine months ended September 30, 2018. Regulatory guidelines require the Company to reevaluate the fair value of foreclosed assets held for sale on at least an annual basis. The Company’s policy is to comply with the regulatory guidelines.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral-dependent impaired loans and foreclosed assets primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from 20% to 30% for commercial and residential real estate collateral.

Fair Values of Financial Instruments

The following table presents the estimated fair values of the Company’s financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

	September 30, 2018
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$532,057	$532,057	1
Federal funds sold	500	500	1
Investment securities – held-to-maturity	199,266	198,552	2
Loans receivable, net of impaired loans and allowance	10,645,129	10,429,379	3
Accrued interest receivable	48,909	48,909	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$2,482,857	$2,482,857	1
Savings and interest-bearing transaction accounts	6,420,951	6,420,951	1
Time deposits	1,720,930	1,696,005	3
Securities sold under agreements to repurchase	142,146	142,146	1
FHLB and other borrowed funds	1,363,851	1,291,287	2
Accrued interest payable	12,383	12,383	1
Subordinated debentures	368,596	374,338	3

	December 31, 2017
	Carrying Amount	Fair Value	Level
	(In thousands)
Financial assets:
Cash and cash equivalents	$635,933	$635,933	1
Federal funds sold	24,109	24,109	1
Investment securities – held-to-maturity	224,756	227,539	2
Loans receivable, net of impaired loans and allowance	10,148,470	10,055,901	3
Accrued interest receivable	45,708	45,708	1
Financial liabilities:
Deposits:
Demand and non-interest-bearing	$2,385,252	$2,385,252	1
Savings and interest-bearing transaction accounts	6,476,819	6,476,819	1
Time deposits	1,526,431	1,514,670	3
Securities sold under agreements to repurchase	147,789	147,789	1
FHLB and other borrowed funds	1,299,188	1,299,961	2
Accrued interest payable	5,583	5,583	1
Subordinated debentures	368,031	379,146	3

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, and, as a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. An entity with a material balance of restricted cash and restricted cash equivalents must disclose information about the nature of the restrictions. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, and the new guidance must be applied retrospectively to all periods presented. The Company adopted the guidance effective January 1, 2018 and its adoption did not have a significant impact on the Company’s financial position or financial statement disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. The Company has goodwill from prior business combinations and performs an annual impairment test or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value. During 2017, the Company performed its impairment assessment and determined the fair value of the aggregated reporting units exceed the carrying value, such that the Company’s goodwill was not considered impaired. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment it is unlikely that an impairment amount would need to be calculated, and, therefore, the Company does not anticipate a material impact from these amendments to the Company’s financial position and results of operations. The current accounting policies and processes are not anticipated to change, except for the elimination of the Step 2 analysis.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company plans to adopt the guidance January 1, 2019. As of September 30, 2018, the balance of the stranded tax effects within other comprehensive income was $534,000.

In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in ASU 2018-03 make technical corrections to certain aspects of ASU 2016-01 (on recognition of financial assets and financial liabilities), including the following:

•	Equity securities without a readily determinable fair value – discontinuation.

•	Equity securities without a readily determinable fair value – adjustments.

•	Forward contracts and purchased options.

•	Presentation requirements for certain fair value option liabilities.

•	Fair value option liabilities denominated in a foreign currency.

•	Transition guidance for equity securities without a readily determinable fair value.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The new guidance modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date. This guidance is applicable to the Company beginning January 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

22. Subsequent Events

Hurricane Michael made landfall in the Florida Panhandle as a Category 4 hurricane on October 10, 2018. The total impact of this hurricane may not be known for some time; however, the Company is currently evaluating the potential impact of this hurricane on the Company’s financial condition and results of operation for the fourth quarter of 2018.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders

Home BancShares, Inc.

Conway, Arkansas

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Home BancShares, Inc. (“the Company”) as of September 30, 2018, and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and stockholders’ equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2018

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

General

We are a bank holding company headquartered in Conway, Arkansas, offering a broad array of financial services through our wholly-owned bank subsidiary, Centennial Bank (sometimes referred to as “Centennial” or the “Bank”). As of September 30, 2018, we had, on a consolidated basis, total assets of $14.91 billion, loans receivable, net, of $10.72 billion, total deposits of $10.62 billion, and stockholders’ equity of $2.34 billion.

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

Table 1: Key Financial Measures

	As of or for the Three Months Ended September 30,		As of or for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Total assets	$14,912,738	$14,255,967	$14,912,738	$14,255,967
Loans receivable	10,832,815	10,286,193	10,832,815	10,286,193
Allowance for loan losses	110,191	111,620	110,191	111,620
Total deposits	10,624,738	10,448,770	10,624,738	10,448,770
Total stockholders’ equity	2,341,026	2,206,716	2,341,026	2,206,716
Net income	80,284	14,821	229,373	111,774
Basic earnings per share	0.46	0.10	1.32	0.78
Diluted earnings per share	0.46	0.10	1.32	0.78
Book value per share	13.44	12.71	13.44	12.71
Tangible book value per share (non-GAAP)	7.68	7.06	7.68	7.06
Annualized net interest margin – FTE	4.46%	4.40%	4.46%	4.53%
Efficiency ratio	37.23	53.77	37.26	43.92
Efficiency ratio, as adjusted (non-GAAP)	37.40	39.12	37.46	37.79
Annualized return on average assets	2.14	0.54	2.12	1.41
Annualized return on average common equity	13.74	3.88	13.56	10.33

Overview

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Our net income increased $65.5 million, or 441.7%, to $80.3 million for the three-month period ended September 30, 2018, from $14.8 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.46 per share and $0.10 per share for the three-month periods ended September 30, 2018 and 2017, respectively. Excluding the $18.2 million of merger expenses associated with the Stonegate Bank ( “Stonegate”) acquisition and $33.4 million of hurricane expenses, our net income increased $33.8 million, or 72.8%, to $80.3 million for the three-month period ended September 30, 2018, from $46.4 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). The $33.8 million increase in net income includes $13.4 million from tax savings of the TCJA. The remaining $20.4 million is primarily associated with additional net income from the acquisition of Stonegate, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Our net interest margin increased from 4.40% for the three-month period ended September 30, 2017 to 4.46% for the three-month period ended September 30, 2018. The yield on loans was 6.06% and 5.66% for the three months ended September 30, 2018 and 2017, respectively, as average loans increased from $7.94 billion to $10.91 billion. The increase in loan balances is primarily due to the acquisition of Stonegate. For the three months ended September 30, 2018 and 2017, we recognized $10.7 million and $7.2 million in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.57% for the three months ended September 30, 2017 to 1.05% for the three months ended September 30, 2018 with average balances of $5.96 billion and $8.07 billion, respectively.

Our efficiency ratio was 37.23% for the three months ended September 30, 2018, compared to 53.77% for the same period in 2017. For the third quarter of 2018, our efficiency ratio, as adjusted (non-GAAP), was 37.40%, an improvement of 172 basis points from the 39.12% reported for third quarter of 2017 (See Table 23 for the non-GAAP tabular reconciliation). Even though acquisitions tend to increase our efficiency ratio in the short term, we had a slight improvement in the efficiency ratio, as adjusted, as a result of cost savings from our Stonegate acquisition being realized soon after conversion, which was completed on February 9, 2018.

Our annualized return on average assets was 2.14% for the three months ended September 30, 2018, compared to 0.54% for the same period in 2017. Excluding merger expenses and hurricane expenses, our annualized return on average assets was 2.14% for the three months ended September 30, 2018 compared to 1.70% for the same period in 2017 (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 13.74% for the three months ended September 30, 2018, compared to 3.88% for the same period in 2017. Excluding merger expenses and hurricane expenses, our annualized return on average common equity was 13.74% for the three months ended September 30, 2018 compared to 12.17% for the same period in 2017 (See Table 21 for the non-GAAP tabular reconciliation). Excluding the $13.4 million tax effect of the TCJA, our annualized return on average assets was 1.78% for the three months ended September 30, 2018 (See Table 20 for the non-GAAP tabular reconciliation) and our annualized return on average common equity was 11.45% (See Table 21 for the non-GAAP tabular reconciliation).

Results of Operations for Nine Months Ended September 30, 2018 and 2017

Our net income increased $117.6 million, or 105.2%, to $229.4 million for the nine-month period ended September 30, 2018, from $111.8 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $1.32 per share and $0.78 per share for the nine-month periods ended September 30, 2018 and 2017, respectively. Excluding the $3.8 million of non-taxable gain on acquisition, $25.7 million of merger expenses associated with the 2017 acquisitions and $33.4 million of hurricane expenses, our net income increased $84.8 million, or 58.7%, to $229.4 million for the nine-month period ended September 30, 2018, from $144.5 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). The $84.8 million increase in net income includes $38.0 million from tax savings of the TCJA. The remaining $46.8 million increase in net income from the 2017 acquisitions, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Our net interest margin decreased from 4.53% for the nine-month period ended September 30, 2017 to 4.46% for the nine-month period ended September 30, 2018. The yield on loans was 5.95% and 5.70% for the nine months ended September 30, 2018 and 2017, respectively, as average loans increased from $7.79 billion to $10.53 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the nine months ended September 30, 2018 and 2017, we recognized $32.0 million and $23.3 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.49% for the nine months ended September 30, 2017, to 0.91% for the nine months ended September 30, 2018, with average balances of $5.73 billion and $8.02 billion, respectively.

Our efficiency ratio was 37.26% for the nine months ended September 30, 2018, compared to 43.92% for the same period in 2017. For the first nine months of 2018, our efficiency ratio, as adjusted (non-GAAP), was 37.46%, which decreased from the 37.79% reported for first nine months of 2017. (See Table 23 for the non-GAAP tabular reconciliation). Even though acquisitions tend to increase our efficiency ratio in the short term, we had a slight improvement in the efficiency ratio, as adjusted, as a result of cost savings from our Stonegate acquisition being realized soon after conversion, which was completed on February 9, 2018.

Our annualized return on average assets was 2.12% for the nine months ended September 30, 2018, compared to 1.41% for the same period in 2017. Excluding merger expenses and hurricane expenses, our annualized return on average assets was 2.12% for the nine months ended September 30, 2018 compared to 1.82% for the same period in 2017 (See Table 20 for the non-GAAP tabular reconciliation). Our annualized return on average common equity was 13.56% for the nine months ended September 30, 2018, compared to 10.33% for the same period in 2017. Excluding merger expenses and hurricane expenses, our annualized return on average common equity was 13.56% for the nine months ended September 30, 2018 compared to 13.36% for the same period in 2017 (See Table 21 for the non-GAAP tabular reconciliation). Excluding the $38.0 million tax effect of the TCJA, our annualized return on average assets was 1.77% for the nine months ended September 30, 2018 (See Table 20 for the non-GAAP tabular reconciliation) and our annualized return on average common equity was 11.32% (See Table 21 for the non-GAAP tabular reconciliation).

Financial Condition as of and for the Period Ended September 30, 2018 and December 31, 2017

Our total assets as of September 30, 2018 increased $463.0 million to $14.91 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $501.6 million or 4.86% for the quarter ended September 30, 2018 from $10.33 billion as of December 31, 2017 to $10.83 billion as of September 30, 2018. The increase is primarily due to the acquisition of $376.2 million of loans as part of the acquisition of Shore Premier Finance (“SPF”) as well as $125.4 million of organic loan growth the nine months ended September 30, 2018. Total deposits increased $236.2 million to $10.62 billion as of September 30, 2018 from $10.39 billion as of December 31, 2017. Stockholders’ equity increased $136.7 million to $2.34 billion as of September 30, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $171.2 million increase in retained earnings, the issuance of 1,250,000 shares of stock with a value of $28.2 million as part of the acquisition of SPF, and the issuance of $6.5 million of share-based compensation, which were partially offset by $27.3 million of comprehensive loss and the repurchase of $43.2 million of our common stock during 2018.

As of September 30, 2018, our non-performing loans increased to $56.5 million, or 0.52%, of total loans from $44.7 million, or 0.43%, of total loans as of December 31, 2017. The allowance for loan losses as a percent of non-performing loans decreased to 195.15% as of September 30, 2018, from 246.70% as of December 31, 2017. Non-performing loans from our Arkansas franchise were $14.5 million at September 30, 2018 compared to $15.5 million as of December 31, 2017. Non-performing loans from our Florida franchise were $40.0 million at September 30, 2018 compared to $28.2 million as of December 31, 2017. Non-performing loans from our Alabama franchise were $133,000 at September 30, 2018 compared to $929,000 as of December 31, 2017. Non-performing loans from our SPF franchise were $1.8 million, and there were no non-performing loans from our Centennial CFG franchise as of September 30, 2018 or December 31, 2017.

As of September 30, 2018, our non-performing assets increased to $70.4 million, or 0.47% of total assets from $63.6 million, or 0.44%, of total assets as of December 31, 2017. Non-performing assets from our Arkansas franchise were $21.1 million at September 30, 2018 compared to $25.6 million as of December 31, 2017. Non-performing assets from our Florida franchise were $46.7 million at September 30, 2018 compared to $36.4 million as of December 31, 2017. Non-performing assets from our Alabama franchise were $774,000 at September 30, 2018 compared to $1.6 million as of December 31, 2017. Non-performing assets from our SPF franchise were $1.8 million, and there were no non-performing assets from our Centennial CFG franchise as of September 30, 2018 or December 31, 2017.

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

•

Other service charges and fees – These represent credit card interchange fees and Centennial CFG loan fees. The interchange fees are recorded in the period the performance obligation is satisfied which is generally the cash basis based on agreed upon contracts. Centennial CFG loan fees are based on loan or other negotiated agreements with customers and are accounted for under ASC Topic 310. Interchange fees were $4.0 million, $17.3 million, $5.6 million and $17.4 million for the three and nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Centennial CFG loan fees were $3.3 million, $6.5 million, $1.7 million and $4.7 million for the three and nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

•

Mortgage lending income – This represents fee income on secondary market lending which is accounted for under ASC Topic 310 and transfer of loans based on a “bid” agreement with the investor which is accounted for under ASC Topic 860, Transfers and Servicing.

Financial Instruments. ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition of Financial Assets and Financial Liabilities, (“ASU 2016-01”) makes targeted amendments to the guidance for recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 requires equity investments, other than equity method investments, to be measured at fair value with changes in fair value recognized in net income. The ASU requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption to reclassify the cumulative change in fair value of equity securities previously recognized in accumulated other comprehensive income (“AOCI”). ASU 2016-01 became effective for us on January 1, 2018. The adoption of the guidance resulted in a $990,000 cumulative-effect adjustment that increased retained earnings, with offsetting related adjustments to deferred taxes and AOCI. ASU 2016-01 also emphasizes the existing requirement to use exit prices to measure fair value for disclosure purposes and clarifies that entities should not make use of a practicability exception in determining the fair value of loans. Accordingly, we refined the calculation used to determine the disclosed fair value of our loans held for investment portfolio as part of adopting this standard. The refined calculation did not have a significant impact on our fair value disclosures.

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

Intangible Assets. Intangible assets consist of goodwill and core deposit intangibles. Goodwill represents the excess purchase price over the fair value of net assets acquired in business acquisitions. The core deposit intangible represents the excess intangible value of acquired deposit customer relationships as determined by valuation specialists. The core deposit intangibles are being amortized over 48 to 121 months on a straight-line basis. Goodwill is not amortized but rather is evaluated for impairment on at least an annual basis. We perform an annual impairment test of goodwill and core deposit intangibles as required by FASB ASC 350, Intangibles – Goodwill and Other, in the fourth quarter.

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

Acquisitions

Acquisition of Shore Premier Finance

On June 30, 2018, the Company, completed the acquisition of Shore Premier Finance (“SPF”), a division of Union Bank & Trust of Richmond, Virginia (“Union”), the bank subsidiary of Union Bankshares Corporation. The Company paid a purchase price of approximately $377.4 million in cash, subject to certain post-closing adjustments, and 1,250,000 shares of HBI common stock. SPF provides direct consumer financing for United States Coast Guard (“USCG”) registered high-end sail and power boats. Additionally, SPF provides inventory floor plan lines of credit to marine dealers, primarily those selling USCG documented vessels.

Including the effects of known purchase accounting adjustments, as of acquisition date, SPF had approximately $377.0 million in total assets, including $376.2 million in total loans and $1.9 million in assumed liabilities, which resulted in tentative goodwill of $30.5 million being recorded. The purchase price allocation and certain fair value measurements remain preliminary due to the timing of the acquisition. The Company will continue to review the estimated fair values of loans and intangible assets and to evaluate the assumed tax positions and contingencies.

This portfolio of loans is now housed in a division of Centennial known as Shore Premier Finance. The SPF division of Centennial is responsible for servicing the acquired loan portfolio and originating new loan production. In connection with this acquisition and the creation of the SPF division of Centennial, Centennial has opened a new loan production office in Chesapeake, Virginia. Through this loan production office, the SPF division of Centennial will continue its vision to build out a lending platform focusing on commercial and consumer marine loans.

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

We will continue evaluating all types of potential bank acquisitions and monitoring market conditions to determine what opportunities, if any, are feasible and in the best interest of our Company. Our goal in making these decisions is to maximize the return to our investors. We cannot assure that we will be able to identify suitable acquisition candidates or successfully complete any future acquisitions that we may consider.

Branches

As opportunities arise, we will continue to open new (commonly referred to as de novo) branches in our current markets and in other attractive market areas.

During the third quarter of 2018, we opened a loan production office in Dallas, Texas. As of September 30, 2018, we had 159 branch locations. There were 77 branches in Arkansas, 76 branches in Florida, five branches in Alabama and one branch in New York City.

Results of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

Our net income increased $65.5 million, or 441.7%, to $80.3 million for the three-month period ended September 30, 2018, from $14.8 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $0.46 per share and $0.10 per share for the three-month periods ended September 30, 2018 and 2017, respectively. Excluding the $18.2 million of merger expenses associated with the Stonegate Bank ( “Stonegate”) acquisition and $33.4 million of hurricane expenses, our net income increased $33.8 million, or 72.8%, to $80.3 million for the three-month period ended September 30, 2018, from $46.4 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). The $33.8 million increase in net income includes $13.4 million from tax savings of the TCJA. The remaining $20.4 million is primarily associated with additional net income from the acquisition of Stonegate, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Our net income increased $117.6 million, or 105.2%, to $229.4 million for the nine-month period ended September 30, 2018, from $111.8 million for the same period in 2017. On a diluted earnings per share basis, our earnings were $1.32 per share and $0.78 per share for the nine-month periods ended September 30, 2018 and 2017, respectively. Excluding the $3.8 million of non-taxable gain on acquisition, $25.7 million of merger expenses associated with the 2017 acquisitions and $33.4 million of hurricane expenses, our net income increased $84.8 million, or 58.7%, to $229.4 million for the nine-month period ended September 30, 2018, from $144.5 million for the same period in 2017 (See Table 18 for the non-GAAP tabular reconciliation). The $84.8 million increase in net income includes $38.0 million from tax savings of the TCJA. The remaining $46.8 million increase in net income from the 2017 acquisitions, increased profitability of Centennial CFG and the acquisition of Shore Premier Finance.

Net Interest Income

Net interest income, our principal source of earnings, is the difference between the interest income generated by earning assets and the total interest cost of the deposits and borrowings obtained to fund those assets. Factors affecting the level of net interest income include the volume of earning assets and interest-bearing liabilities, yields earned on loans and investments, rates paid on deposits and other borrowings, the level of non-performing loans and the amount of non-interest-bearing liabilities supporting earning assets. Net interest income is analyzed in the discussion and tables below on a fully taxable equivalent basis. The adjustment to convert certain income to a fully taxable equivalent basis consists of dividing tax-exempt income by one minus the combined federal and state income tax rate (26.135% and 39.225% for the three and nine-month periods ended September 30, 2018 and 2017, respectively).

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 75 basis points since December 31, 2017, and is currently at 2.00% to 2.25%.

For the three months ended September 30, 2018 and 2017, we recognized $10.7 million and $7.2 million in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $10.6 million and $7.1 million and average purchase accounting loan discounts were $151.4 million and $98.0 million for the three-month periods ended September 30, 2018 and September 30, 2017, respectively. Net accretion of time deposit premiums was $66,000 and $106,000 and net average unamortized CD premiums were $448,000 and $733,000 for the three-month periods ended September 30, 2018 and September 30, 2017, respectively.

For the nine months ended September 30, 2018 and 2017, we recognized $32.0 million and $23.3 million, respectively, in total net accretion for acquired loans and deposits. Purchase accounting accretion on acquired loans was $31.7 million and $23.0 million and average purchase accounting loan discounts were $156.9 million and $97.2 million for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively. Net accretion of time deposit premiums was $270,000 and $300,000 and net average unamortized CD premiums were $542,000 and $721,000 for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

Our net interest margin increased from 4.40% for the three-month period ended September 30, 2017 to 4.46% for the three-month period ended September 30, 2018. The yield on loans was 6.06% and 5.66% for the three months ended September 30, 2018 and 2017, respectively as average loans increased from $7.94 billion to $10.91 billion. The increase in loan balances is primarily due to the acquisition of Stonegate. For the three months ended September 30, 2018 and 2017, we recognized $10.7 million and $7.2 million in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.57% for the three months ended September 30, 2017 to 1.05% for the three months ended September 30, 2018 with average balances of $5.96 billion and $8.07 billion, respectively.

Our net interest margin decreased from 4.53% for the nine-month period ended September 30, 2017 to 4.46% for the nine-month period ended September 30, 2018. The yield on loans was 5.95% and 5.70% for the nine months ended September 30, 2018 and 2017, respectively as average loans increased from $7.79 billion to $10.53 billion. The increase in loan balances is primarily due to the acquisitions we completed during 2017. For the nine months ended September 30, 2018 and 2017, we recognized $32.0 million and $23.3 million, respectively, in total net accretion for acquired loans and deposits. The rate on interest-bearing deposits increased from 0.49% for the nine months ended September 30, 2017, to 0.91% for the nine months ended September 30, 2018, with average balances of $5.73 billion and $8.02 billion, respectively.

Net interest income on a fully taxable equivalent basis increased $38.8 million, or 35.7%, to $147.4 million for the three-month period ended September 30, 2018, from $108.6 million for the same period in 2017. This increase in net interest income for the three-month period ended September 30, 2018 was the result of a $55.8 million increase in interest income partially offset by a $17.0 million increase in interest expense. The $55.8 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $47.1 million. The higher yield on our interest earning assets resulted in an approximately $8.7 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $11.1 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $5.9 million.

Net interest income on a fully taxable equivalent basis increased $100.0 million, or 30.8%, to $424.8 million for the nine-month period ended September 30, 2018, from $324.8 million for the same period in 2017. This increase in net interest income for the nine-month period ended September 30, 2018 was the result of a $144.5 million increase in interest income partially offset by a $44.5 million increase in interest expense. The $144.5 million increase in interest income was primarily the result of a higher level of earning assets accompanied by higher yields on our loans. The higher level of earning assets resulted in an increase in interest income of approximately $128.4 million. The higher yield on our interest earning assets resulted in an approximately $16.1 million increase in interest income. The repricing of our interest-bearing liabilities in a higher interest rate environment resulted in an approximately $30.0 million increase in interest expense. The higher level of our interest-bearing liabilities resulted in an increase in interest expense of approximately $14.5 million.

Tables 2 and 3 reflect an analysis of net interest income on a fully taxable equivalent basis for the three and nine-month periods ended September 30, 2018 and 2017, as well as changes in fully taxable equivalent net interest margin for the three and nine-month periods ended September 30, 2018 compared to the same period in 2017.

Table 2: Analysis of Net Interest Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Interest income	$180,051	$123,913	$507,588	$361,270
Fully taxable equivalent adjustment	1,489	1,846	4,101	5,873

Interest income – fully taxable equivalent	181,540	125,759	511,689	367,143
Interest expense	34,141	17,144	86,857	42,334

Net interest income – fully taxable equivalent	147,399	$108,615	424,832	$324,809

Yield on earning assets – fully taxable equivalent	5.49%	5.09%	5.38%	5.12%
Cost of interest-bearing liabilities	1.36	0.92	1.20	0.78
Net interest spread – fully taxable equivalent	4.13	4.17	4.18	4.34
Net interest margin – fully taxable equivalent	4.46	4.40	4.46	4.53

Table 3: Changes in Fully Taxable Equivalent Net Interest Margin

	Three Months Ended September 30, 2018 vs. 2017	Nine Months Ended September 30, 2018 vs. 2017
	(In thousands)
Increase (decrease) in interest income due to change in earning assets	$47,124	$128,435
Increase (decrease) in interest income due to change in earning asset yields	8,657	16,111
(Increase) decrease in interest expense due to change in interest-bearing liabilities	(5,890)	(14,483)
(Increase) decrease in interest expense due to change in interest rates paid on interest-bearing liabilities	(11,107)	(30,040)

Increase (decrease) in net interest income	$38,784	$100,023

Table 4 shows, for each major category of earning assets and interest-bearing liabilities, the average amount outstanding, the interest income or expense on that amount and the average rate earned or expensed for the three and nine-month periods ended September 30, 2018 and 2017, respectively. The table also shows the average rate earned on all earning assets, the average rate expensed on all interest-bearing liabilities, the net interest spread and the net interest margin for the same periods. The analysis is presented on a fully taxable equivalent basis. Non-accrual loans were included in average loans for the purpose of calculating the rate earned on total loans.

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Three Months Ended September 30,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$281,115	$1,273	1.80%	$180,368	$538	1.18%
Federal funds sold	524	6	4.54	878	3	1.36
Investment securities – taxable	1,526,455	9,011	2.34	1,326,117	7,071	2.12
Investment securities – non-taxable	402,355	4,507	4.44	348,920	4,908	5.58
Loans receivable	10,909,646	166,743	6.06	7,938,716	113,239	5.66

Total interest-earning assets	13,120,095	$181,540	5.49	9,794,999	$125,759	5.09

Non-earning assets	1,760,836			1,058,560

Total assets	$14,880,931			$10,853,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,406,711	$15,596	0.97%	$4,512,785	$5,755	0.51%
Time deposits	1,661,129	5,816	1.39	1,444,662	2,780	0.76

Total interest-bearing deposits	8,067,840	21,412	1.05	5,957,447	8,535	0.57

Federal funds purchased	—	—	—	—	—	—
Securities sold under agreement to repurchase	148,791	472	1.26	135,855	232	0.68
FHLB and other borrowed funds	1,398,738	7,055	2.00	920,754	3,408	1.47
Subordinated debentures	368,501	5,202	5.60	358,347	4,969	5.50

Total interest-bearing liabilities	9,983,870	34,141	1.36	7,372,403	17,144	0.92

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,512,690			1,924,933
Other liabilities	66,441			42,394

Total liabilities	12,563,001			9,339,730
Stockholders’ equity	2,317,930			1,513,829

Total liabilities and stockholders’ equity	$14,880,931			$10,853,559

Net interest spread			4.13%			4.17%
Net interest income and margin		$147,399	4.46%		$108,615	4.40%

Table 4: Average Balance Sheets and Net Interest Income Analysis

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
	(Dollars in thousands)
ASSETS
Earnings assets
Interest-bearing balances due from banks	$271,987	$3,408	1.68%	$218,324	$1,573	0.96%
Federal funds sold	3,595	24	0.89	1,161	9	1.04
Investment securities – taxable	1,538,387	26,960	2.34	1,231,619	18,983	2.06
Investment securities – non-taxable	382,088	12,981	4.54	347,578	14,506	5.58
Loans receivable	10,529,117	468,316	5.95	7,785,925	332,072	5.70

Total interest-earning assets	12,725,174	$511,689	5.38	9,584,607	$367,143	5.12

Non-earning assets	1,750,456			1,033,310

Total assets	$14,475,630			$10,617,917

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Interest-bearing liabilities
Savings and interest-bearing transaction accounts	$6,422,489	$40,327	0.84%	$4,316,032	$13,445	0.42%
Time deposits	1,595,985	14,055	1.18	1,415,383	7,386	0.70

Total interest-bearing deposits	8,018,474	54,382	0.91	5,731,415	20,831	0.49

Federal funds purchased	41	1	3.26	—	—	—
Securities sold under agreement to repurchase	148,472	1,220	1.10	129,580	593	0.61
FHLB and other borrowed funds	1,159,973	15,880	1.83	1,155,503	10,707	1.24
Subordinated debentures	368,313	15,374	5.58	258,032	10,203	5.29

Total interest-bearing liabilities	9,695,273	86,857	1.20	7,274,530	42,334	0.78

Non-interest-bearing liabilities
Non-interest-bearing deposits	2,464,032			1,847,843
Other liabilities	54,731			48,804

Total liabilities	12,214,036			9,171,177
Stockholders’ equity	2,261,594			1,446,740

Total liabilities and stockholders’ equity	$14,475,630			$10,617,917

Net interest spread			4.18%			4.34%
Net interest income and margin		$424,832	4.46%		$324,809	4.53%

Table 5 shows changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the three and nine-month periods ended September 30, 2018 compared to the same period in 2017, on a fully taxable basis. The changes in interest rate and volume have been allocated to changes in average volume and changes in average rates, in proportion to the relationship of absolute dollar amounts of the changes in rates and volume.

Table 5: Volume/Rate Analysis

	Three Months Ended September 30, 2018 over 2017			Nine Months Ended September 30, 2018 over 2017
	Volume	Yield/Rate	Total	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in:
Interest income:
Interest-bearing balances due from banks	$382	$353	$735	$458	$1,377	$1,835
Federal funds sold	(1)	4	3	16	(1)	15
Investment securities – taxable	1,135	805	1,940	5,146	2,831	7,977
Investment securities – non-taxable	686	(1,087)	(401)	1,347	(2,872)	(1,525)
Loans receivable	44,922	8,582	53,504	121,468	14,776	136,244

Total interest income	47,124	8,657	55,781	128,435	16,111	144,546

Interest expense:
Interest-bearing transaction and savings deposits	3,108	6,733	9,841	8,725	18,157	26,882
Time deposits	470	2,566	3,036	1,044	5,625	6,669
Federal funds purchased	—	—	—	1	—	1
Securities sold under agreement to repurchase	23	217	240	97	530	627
FHLB borrowed funds	2,147	1,500	3,647	41	5,132	5,173
Subordinated debentures	142	91	233	4,575	596	5,171

Total interest expense	5,890	11,107	16,997	14,483	30,040	44,523

Increase (decrease) in net interest income	$41,234	$(2,450)	$38,784	$113,952	$(13,929)	$100,023

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

We had zero and $35.0 million of provision for loan losses for the three months ended September 30, 2018 and 2017, respectively, reflecting a $35.0 million decrease in the provision for loan losses during the third quarter of 2018 versus the third quarter of 2017. This $35.0 million decrease is primarily a result of the $33.4 hurricane reserve recorded in the third quarter of 2017, decreased net charge-offs and negative organic loan growth.

We had $4.3 million and $39.3 million of provision for loan losses for the nine months ended September 30, 2018 and 2017, respectively, reflecting a $35.0 million decrease in the provision for loan losses for the nine months ended September 30, 2018 versus the nine months ended September 30, 2017. This $35.0 million decrease is primarily a result of the $33.4 hurricane reserve recorded in the third quarter of 2017, decreased net charge-offs and lower organic loan growth.

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

Non-Interest Income

Total non-interest income was $25.8 million and $79.3 million for the three and nine-month periods ended September 30, 2018, compared to $21.5 million and $72.3 million for the same periods in 2017, respectively. Our recurring non-interest income includes service charges on deposit accounts, other service charges and fees, trust fees, mortgage lending, insurance, increase in cash value of life insurance and dividends.

Table 6 measures the various components of our non-interest income for the three and nine-month periods ended September 30, 2018 and 2017, respectively, as well as changes for the three and nine-month periods ended September 30, 2018 compared to the same period in 2017.

Table 6: Non-Interest Income

	Three Months Ended September 30,		2018 Change from 2017		Nine Months Ended September 30,		2018 Change from 2017
	2018	2017			2018	2017
	(Dollars in thousands)
Service charges on deposit accounts	$6,992	$6,408	$584	9.1%	$19,847	$18,356	$1,491	8.1%
Other service charges and fees	9,041	8,490	551	6.5	28,993	25,983	3,010	11.6
Trust fees	437	365	72	19.7	1,262	1,130	132	11.7
Mortgage lending income	3,691	3,172	519	16.4	9,825	9,713	112	1.2
Insurance commissions	463	472	(9)	(1.9)	1,668	1,482	186	12.6
Increase in cash value of life insurance	735	478	257	53.8	2,119	1,251	868	69.4
Dividends from FHLB, FRB, FNBB & other	1,288	834	454	54.4	3,765	2,455	1,310	53.4
Gain on acquisitions	—	—	—	—	—	3,807	(3,807)	(100.0)
Gain on sale of SBA loans	47	163	(116)	(71.2)	491	738	(247)	(33.5)
Gain (loss) on sale of branches, equipment and other assets, net	(102)	(1,337)	1,235	92.4	(95)	(962)	867	90.1
Gain (loss) on OREO, net	836	335	501	149.6	2,287	849	1,438	169.4
Gain (loss) on securities, net	—	136	(136)	(100.0)	—	939	(939)	(100.0)
Other income	2,419	1,941	478	24.6	9,163	6,603	2,560	38.8

Total non-interest income	$25,847	$21,457	$4,390	20.5%	$79,325	$72,344	$6,981	9.6%

Non-interest income increased $4.4 million, or 20.5%, to $25.8 million for the three-month period ended September 30, 2018 from $21.5 million for the same period in 2017. Non-interest income increased $7.0 million, or 9.6%, to $79.3 million for the nine-month period ended September 30, 2018 from $72.3 million for the same period in 2017. Non-interest income excluding gain on acquisitions increased $10.8 million, or 15.7%, to $79.3 million for the nine months ended September 30, 2018 from $68.5 million for the same period in 2017.

Excluding gain on acquisitions, the primary factors that resulted in this increase were changes related to other service charges and fees, increase in cash value of life insurance, dividends, net gain on securities, net gain on OREO and other income.

Additional details for the three months ended September 30, 2018 on some of the more significant changes are as follows:

•

The $584,000 increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume, the acquisition of Stonegate during the third quarter of 2017 and improved pricing.

•

The $551,000 increase in other service charges and fees is primarily from the acquisition of Stonegate during the third quarter of 2017 and additional exit fees from Centennial CFG loan payoffs during the third quarter of 2018 which were partially offset by lower fee income as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment, which began during the third quarter of 2018.

•

The $519,000 increase in mortgage lending income is primarily related to the acquisition of Stonegate during the third quarter of 2017 which resulted in an increase in secondary market lending fees and fair market value adjustments for loan hedging which was partially offset by a decrease in the gain on sale of mortgage loans and fair market value adjustments for mortgage loans held for sale.

•

The $454,000 increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily associated with higher dividend income from Federal Reserve and FHLB stock, which is related to an increased investment balance and improved dividend rate.

•

The $1.2 million increase in gain (loss) on branches, equipment and other assets, net is primarily due to lower levels of sales during the third quarter of 2018. The $1.3 million loss from the third quarter of 2017 was due to losses on three vacant properties sold during the third quarter of 2017.

•	The $501,000 increase in gain on OREO is primarily related to realizing additional gains on sale from OREO properties during the third quarter of 2018 compared to the third quarter of 2017.

•	Other income includes $1.0 million of additional income for items previously charged off, $877,000 of brokerage fee income, $435,000 of rental income and $110,000 of miscellaneous income.

We exceeded $10 billion in assets during the first quarter of 2017 and became subject to the Durbin Amendment to the Dodd-Frank Act interchange fee restrictions beginning in the third quarter of 2018. The Durbin Amendment negatively impacts debit card and ATM fees beginning in the second half of 2018. During the third quarter of 2018, we collected $3.7 million in debit card interchange fees, which was approximately $2.8 million lower from debit interchange fees of $6.6 million collected during the second quarter of 2018.

Additional details for the nine months ended September 30, 2018 on some of the more significant changes are as follows:

•

The $1.5 million increase in service charges on deposit accounts is primarily related to an increase in overdraft fees due to additional volume, the acquisition of Stonegate during the third quarter of 2017 and improved pricing.

•

The $3.0 million increase in other service charges and fees is primarily from the acquisition of Stonegate during the third quarter of 2017 and additional exit fees from Centennial CFG loan payoffs which were partially offset by lower fee income as a result of the Company being subject to interchange fee restrictions from the Durbin Amendment, which began during the third quarter of 2018.

•

The $112,000 increase in mortgage lending income is primarily primarily related to the acquisition of Stonegate during the third quarter of 2017 which resulted in an increase in fee income which was offset by a decrease in the gain on sale of mortgage loans and fair market value adjustment for mortgage loans held for sale.

•

The $1.3 million increase in dividends from FHLB, FRB, First National Bankers’ Bank & other is primarily associated with higher dividend income from Federal Reserve and FHLB stock, which is related to an increased investment balance and improved dividend rate.

•

The $3.8 million decrease in gain on acquisitions is a result of no bargain purchase gain being recorded for the first nine months of 2018. During the first quarter of 2017, we acquired BOC and recorded a $3.8 million bargain purchase gain on this acquisition.

•

The $867,000 increase in gain (loss) on branches, equipment and other assets, net is primarily due to lower levels of sales during the first nine months of 2018. The $962,000 loss from the first nine months of 2017 was primarily related to net losses on eleven vacant properties from closed branches.

•

The $1.4 million increase in gain (loss) on OREO is primarily related to realizing additional gains on sale from OREO properties during the first nine months of 2018 and no revaluation expense for the first nine months of 2018 compared to $306,000 incurred during the first nine months of 2017.

•

Other income includes $3.4 million of additional income for items previously charged off, $2.2 million of brokerage fee income, $1.2 million of rental income, $535,000 of income related to the fair value adjustment of equity securities and $1.0 million of miscellaneous income.

Non-Interest Expense

Non-interest expense primarily consists of salaries and employee benefits, occupancy and equipment, data processing, and other expenses such as advertising, merger and acquisition expenses, amortization of intangibles, electronic banking expense, FDIC and state assessment, insurance, legal and accounting fees and other professional fees.

Table 7 below sets forth a summary of non-interest expense for the three and nine-month periods ended September 30, 2018 and 2017, as well as changes for the three and nine-month periods ended September 30, 2018 compared to the same period in 2017.

Table 7: Non-Interest Expense

	Three Months Ended September 30,		2018 Change from 2017		Nine Months Ended September 30,		2018 Change from 2017
	2018	2017			2018	2017
	(Dollars in thousands)
Salaries and employee benefits	$37,825	$28,510	$9,315	32.7%	$107,315	$83,965	$23,350	27.8%
Occupancy and equipment	8,148	7,887	261	3.3	25,650	21,602	4,048	18.7
Data processing expense	3,461	2,853	608	21.3	10,786	8,439	2,347	27.8
Other operating expenses:
Advertising	1,154	795	359	45.2	3,258	2,305	953	41.3
Merger and acquisition expenses	—	18,227	(18,227)	(100.0)	—	25,743	(25,743)	(100.0)
Amortization of intangibles	1,617	906	711	78.5	4,867	2,576	2,291	88.9
Electronic banking expense	1,947	1,712	235	13.7	5,653	4,885	768	15.7
Directors’ fees	314	309	5	1.6	962	946	16	1.7
Due from bank service charges	253	472	(219)	(46.4)	714	1,348	(634)	(47.0)
FDIC and state assessment	2,293	1,293	1,000	77.3	6,689	3,763	2,926	77.8
Insurance	762	577	185	32.1	2,363	1,698	665	39.2
Legal and accounting	761	698	63	9.0	2,397	1,799	598	33.2
Other professional fees	1,748	1,436	312	21.7	4,988	3,822	1,166	30.5
Operating supplies	510	432	78	18.1	1,712	1,376	336	24.4
Postage	311	280	31	11.1	978	861	117	13.6
Telephone	337	305	32	10.5	1,081	1,027	54	5.3
Other expense	4,682	4,154	528	12.7	13,318	10,835	2,483	22.9

Total non-interest expense	$66,123	$70,846	$(4,723)	(6.7)%	$192,731	$176,990	$15,741	8.9%

Non-interest expense decreased $4.7 million, or 6.7%, to $66.1 million for the three months ended September 30, 2018 from $70.8 million for the same period in 2017. Non-interest expense increased $15.7 million, or 8.9%, to $192.7 million for the nine months ended September 30, 2018 from $177.0 million for the same period in 2017. Non-interest expense, excluding merger expenses, was $66.1 million and $192.7 million for the three and nine months ended September 30, 2018 compared to $52.6 million and $151.2 million for the same periods in 2017, respectively.

Included within salary and employee benefits expense is approximately $781,000 of additional expense related to performance based restricted stock and stock options granted during the third quarter of 2018 under the HOMB $2.00 program. During the third quarter of 2018, the Company granted 1,452,000 stock options and 843,500 shares of restricted stock to certain employees under HOMB $2.00. In addition, Centennial CFG incurred $1.8 million in incentive compensation paid as a result of fees collected from several large payoffs during the 3rd quarter of 2018.

The change in non-interest expense for 2018 when compared to 2017 is primarily related to the completion of the acquisition of Stonegate in the third quarter of 2017, the normal increased cost of doing business and additional costs associated with Centennial CFG.

Centennial CFG’s branch and loan production offices incurred $7.9 million and $19.0 million of non-interest expense during the three and nine months ended September 30, 2018, compared to $4.8 million and $13.8 million of non-interest expense during the three and nine months ended September 30, 2017, respectively. While the cost of doing business in New York City is significantly higher than our Arkansas, Florida and Alabama markets, we are still committed to cost-saving measures while achieving our goals of growing the Company.

Income Taxes

In December 2017, President Trump signed into law the TCJA which lowered the Company’s corporate tax rate of 35.0% to 21.0%. Income tax expense increased $17.8 million, or 236.4%, to $25.4 million for the three-month period ended September 30, 2018, from $7.5 million for the same period in 2017. The income tax expense increased $10.4 million, or 16.5%, to $73.6 million for the nine-month period ended September 30, 2018, from $63.2 million for the same period in 2017. The effective income tax rate was 24.00% and 24.30% for the three and nine-month periods ended September 30, 2018, compared to 33.71% and 36.12% for the same periods in 2017, respectively. Since January 1, 2018, the Company has benefited from a lower marginal tax rate of 26.135% from 39.225% in previous years.

Financial Condition as of and for the Period Ended September 30, 2018 and December 31, 2017

Our total assets as of September 30, 2018 increased $463.0 million to $14.91 billion from the $14.45 billion reported as of December 31, 2017. Our loan portfolio increased $501.6 million or 4.86% for the quarter ended September 30, 2018 from $10.33 billion as of December 31, 2017 to $10.83 billion as of September 30, 2018. The increase is primarily due to the acquisition of $376.2 million of loans as part of the acquisition of Shore Premier Finance (“SPF”) as well as $125.4 million of organic loan growth for the first nine months of 2018. Total deposits increased $236.2 million to $10.62 billion as of September 30, 2018 from $10.39 billion as of December 31, 2017. Stockholders’ equity increased $136.7 million to $2.34 billion as of September 30, 2018, compared to $2.20 billion as of December 31, 2017. The increase in stockholders’ equity is primarily associated with the $171.2 million increase in retained earnings, the issuance of 1,250,000 shares of stock with a value of $28.2 million as part of the acquisition of SPF, and the issuance of $6.5 million of share-based compensation, which were partially offset by $27.3 million of comprehensive loss and the repurchase of $43.2 million of our common stock during 2018. The annualized improvement in stockholders’ equity for the first nine months of 2018, excluding the $28.2 million of common stock issued for the acquisition of SPF, was 6.6%

Loan Portfolio

Loans Receivable

Our loan portfolio averaged $10.91 billion and $7.94 billion during the three-month periods ended September 30, 2018 and 2017, respectively. Our loan portfolio averaged $10.53 billion and $7.79 billion during the nine-month periods ended September 30, 2018 and 2017, respectively. Loans receivable were $10.83 billion and $10.33 billion as of September 30, 2018 and December 31, 2017, respectively.

During the second quarter of 2018, the Company acquired $376.2 million of loans, net of known purchase accounting discounts. From December 31, 2017 to September 30, 2018, the Company produced organic loan growth of approximately $125.4 million in addition to the acquired loans. Centennial CFG produced $29.1 million of organic loan growth during the first nine months of 2018, while the legacy footprint produced $96.4 million of organic loan growth during the first nine months of 2018.

The most significant components of the loan portfolio were commercial real estate, residential real estate, consumer and commercial and industrial loans. These loans are generally secured by residential or commercial real estate or business or personal property. Although these loans are primarily originated within our Arkansas, Florida, South Alabama, SPF and Centennial CFG franchises, the property securing these loans may not physically be located within our primary market areas of Arkansas, Florida, Alabama and New York. Loans receivable were approximately $3.59 billion, $5.17 billion, $224.7 million, $382.5 million and $1.47 billion as of September 30, 2018 in our Arkansas, Florida, Alabama, SPF and Centennial CFG franchises, respectively.

As of September 30, 2018, we had approximately $508.4 million of construction land development loans which were collateralized by land. This consisted of approximately $230.8 million for raw land and approximately $277.6 million for land with commercial or residential lots.

Table 8 presents our loans receivable balances by category as of September 30, 2018 and December 31, 2017.

Table 8: Loans Receivable

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$4,685,827	$4,600,117
Construction/land development	1,550,910	1,700,491
Agricultural	72,930	82,229
Residential real estate loans:
Residential 1-4 family	1,982,666	1,970,311
Multifamily residential	608,608	441,303

Total real estate	8,900,941	8,794,451
Consumer	428,192	46,148
Commercial and industrial	1,303,841	1,297,397
Agricultural	58,644	49,815
Other	141,197	143,377

Total loans receivable	$10,832,815	$10,331,188

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

As of September 30, 2018, commercial real estate loans totaled $6.31 billion, or 58.3% of loans receivable, as compared to $6.38 billion, or 61.8% of loans receivable, as of December 31, 2017. Commercial real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $2.02 billion, $3.21 billion, $120.2 million and $961.2 million at September 30, 2018, respectively.

Residential Real Estate Loans. We originate one to four family, residential mortgage loans generally secured by property located in our primary market areas. Approximately 29.3% and 59.6% of our residential mortgage loans consist of owner occupied 1-4 family properties and non-owner occupied 1-4 family properties (rental), respectively, as of September 30, 2018. Residential real estate loans generally have a loan-to-value ratio of up to 90%. These loans are underwritten by giving consideration to the borrower’s ability to pay, stability of employment or source of income, debt-to-income ratio, credit history and loan-to-value ratio.

As of September 30, 2018, residential real estate loans totaled $2.59 billion, or 23.9%, of loans receivable, compared to $2.41 billion, or 23.3% of loans receivable, as of December 31, 2017. Residential real estate loans originated in our Arkansas, Florida, Alabama and Centennial CFG markets were $951.0 million, $1.37 billion, $67.8 million and $198.1 million at September 30, 2018, respectively.

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

As of September 30, 2018, consumer loans totaled $428.2 million, or 4.0% of loans receivable, compared to $46.2 million, or 0.4% of loans receivable, as of December 31, 2017. The significant increase is due to our acquisition of SPF on June 30, 2018. Consumer loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $26.8 million, $24.8 million, $943,000, $375.7 million and zero at September 30, 2018, respectively.

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

As of September 30, 2018, commercial and industrial loans totaled $1.30 billion, or 12.0% of loans receivable, which is comparable to $1.30 billion, or 12.6% of loans receivable, as of December 31, 2017. Commercial and industrial loans originated in our Arkansas, Florida, Alabama, SPF and Centennial CFG markets were $495.9 million, $456.0 million, $34.1 million, $6.8 million and $311.0 million at September 30, 2018, respectively.

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

We have purchased loans with deteriorated credit quality in our September 30, 2018 financial statements as a result of our historical acquisitions. The credit metrics most heavily impacted by our acquisitions of acquired loans with deteriorated credit quality were the following credit quality indicators listed in Table 9 below:

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

Table 9 sets forth information with respect to our non-performing assets as of September 30, 2018 and December 31, 2017. As of these dates, all non-performing restructured loans are included in non-accrual loans.

Table 9: Non-performing Assets

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Non-accrual loans	$36,198	$34,032
Loans past due 90 days or more (principal or interest payments)	20,267	10,665

Total non-performing loans	56,465	44,697

Other non-performing assets
Foreclosed assets held for sale, net	13,507	18,867
Other non-performing assets	405	3

Total other non-performing assets	13,912	18,870

Total non-performing assets	70,377	$63,567

Allowance for loan losses to non-performing loans	195.15%	246.70%
Non-performing loans to total loans	0.52	0.43
Non-performing assets to total assets	0.47	0.44

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

Total non-performing loans were $56.5 million as of September 30, 2018, compared to $44.7 million as of December 31, 2017, an increase of $11.8 million. The $11.8 million increase in non-performing loans is the result of a $11.8 million increase in non-performing loans in our Florida market and a $1.8 increase in non-performing loans in our SPF market, which was partially offset by a $1.0 million decrease in non-performing loans in our Arkansas market and an $796,000 decrease in non-performing loans in our Alabama market. The majority of the increase in non-performing loans in our Florida market was the result of seven loans with the largest loan having a balance of $5.6 million as of September 30, 2018. Non-performing loans at September 30, 2018 are $14.5 million, $40.0 million, $133,000, $1.8 million and zero in the Arkansas, Florida, Alabama, SPF and Centennial CFG markets, respectively.

Although the current state of the real estate market has improved, uncertainties still present in the economy may continue to increase our level of non-performing loans. While we believe our allowance for loan losses is adequate and our purchased loans are adequately discounted at September 30, 2018, as additional facts become known about relevant internal and external factors that affect loan collectability and our assumptions, it may result in us making additions to the provision for loan losses during 2018. Our current or historical provision levels should not be relied upon as a predictor or indicator of future levels going forward.

Troubled debt restructurings (“TDRs”) generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near term. As a result, we will work with the borrower to prevent further difficulties, and ultimately to improve the likelihood of recovery on the loan. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable and depressed real estate market. When we have modified the terms of a loan, we usually either reduce the monthly payment and/or interest rate for generally about three to twelve months. For our TDRs that accrue interest at the time the loan is restructured, it would be a rare exception to have charged-off any portion of the loan. Only non-performing restructured loans are included in our non-performing loans. As of September 30, 2018, we had $17.1 million of restructured loans that are in compliance with the modified terms and are not reported as past due or non-accrual in Table 9. Our Florida market contains $11.8 million and our Arkansas market contains $5.3 million of these restructured loans. Our Alabama, SPF and Centennial CFG markets do not contain any restructured loans as of September 30, 2018.

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

The majority of the Bank’s loan modifications relates to commercial lending and involves reducing the interest rate, changing from a principal and interest payment to interest-only, a lengthening of the amortization period, or a combination of some or all of the three. In addition, it is common for the Bank to seek additional collateral or guarantor support when modifying a loan. At September 30, 2018, the amount of TDRs was $18.9 million, a decrease of 10.8% from $21.2 million at December 31, 2017. As of September 30, 2018 and December 31, 2017, 90.3% and 89.7%, respectively, of all restructured loans were performing to the terms of the restructure.

Total foreclosed assets held for sale were $13.5 million as of September 30, 2018, compared to $18.9 million as of December 31, 2017, a decrease of $5.4 million. The foreclosed assets held for sale as of September 30, 2018 are comprised of $6.6 million of assets located in Arkansas, $6.3 million of assets located in Florida, $641,000 located in Alabama and zero from SPF and Centennial CFG.

During the first nine months of 2018, we had two foreclosed properties with a carrying value greater than $1.0 million. The first property was a development property in Florida acquired from BOC with a carrying value of $2.1 million at September 30, 2018. The second property was a nonfarm non-residential property in Florida acquired from SGB with a carrying value of $1.9 million at September 30, 2018. The Company does not currently anticipate any additional losses on these properties. As of September 30, 2018, no other foreclosed assets held for sale have a carrying value greater than $1.0 million.

Table 10 shows the summary of foreclosed assets held for sale as of September 30, 2018 and December 31, 2017.

Table 10: Foreclosed Assets Held For Sale

	As of September 30, 2018	As of December 31, 2017
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$5,858	$9,766
Construction/land development	3,539	5,920
Agricultural	155	—
Residential real estate loans
Residential 1-4 family	3,885	2,654
Multifamily residential	70	527

Total foreclosed assets held for sale	$13,507	$18,867

A loan is considered impaired when it is probable that we will not receive all amounts due according to the contracted terms of the loans. Impaired loans include non-performing loans (loans past due 90 days or more and non-accrual loans), criticized and/or classified loans with a specific allocation, loans categorized as TDRs and certain other loans identified by management that are still performing (loans included in multiple categories are only included once). As of September 30, 2018, impaired loans were $79.0 million compared to $75.6 million as of December 31, 2017, for an increase of $3.4 million. As of September 30, 2018, our Arkansas, Florida, Alabama, SPF and Centennial CFG markets accounted for approximately $25.3 million, $51.8 million, $133,000, $1.8 million and zero of the impaired loans, respectively.

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

As of September 30, 2018 and December 31, 2017, there was not a material amount of purchased loans with deteriorated credit quality on non-accrual status as a result of most of the loans being accounted for on the pool basis and the pools are considered to be performing for the accruing of interest income. Also, acquired loans contractually past due 90 days or more are accruing interest because the pools are considered to be performing for the purpose of accruing interest income.

Past Due and Non-Accrual Loans

Table 11 shows the summary of non-accrual loans as of September 30, 2018 and December 31, 2017:

Table 11: Total Non-Accrual Loans

	As of September 30, 2018	As of December 31, 2017
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$11,223	$9,600
Construction/land development	4,966	5,011
Agricultural	30	19
Residential real estate loans
Residential 1-4 family	14,312	14,437
Multifamily residential	983	153

Total real estate	31,514	29,220
Consumer	208	145
Commercial and industrial	4,443	4,584
Agricultural	32	54
Other	1	29

Total non-accrual loans	$36,198	$34,032

If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $560,000 and $479,000, respectively, would have been recorded for the three-month periods ended September 30, 2018 and 2017. If non-accrual loans had been accruing interest in accordance with the original terms of their respective agreements, interest income of approximately $1.6 million and $1.7 million would have been recorded for each of the nine-month periods ended September 30, 2018 and 2017, respectively. The interest income recognized on non-accrual loans for the three and nine-month periods ended September 30, 2018 and 2017 was considered immaterial.

Table 12 shows the summary of accruing past due loans 90 days or more as of September 30, 2018 and December 31, 2017:

Table 12: Loans Accruing Past Due 90 Days or More

	As of September 30, 2018	As of December 31, 2017
Real estate:	(In thousands)
Commercial real estate loans
Non-farm/non-residential	$11,405	$3,119
Construction/land development	3,551	3,247
Agricultural	—	—
Residential real estate loans
Residential 1-4 family	1,509	2,175
Multifamily residential	—	100

Total real estate	16,465	8,641
Consumer	1,796	26
Commercial and industrial	2,006	1,944
Agricultural and other	—	54

Total loans accruing past due 90 days or more	$20,267	$10,665

Our total loans accruing past due 90 days or more and non-accrual loans to total loans was 0.52% and 0.43% as of September 30, 2018 and December 31, 2017, respectively.

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

Loans Collectively Evaluated for Impairment. Loans receivable collectively evaluated for impairment increased by approximately $615.9 million from $9.94 billion at December 31, 2017 to $10.56 billion at September 30, 2018. The percentage of the allowance for loan losses allocated to loans receivable collectively evaluated for impairment to the total loans collectively evaluated for impairment was 1.02% and 1.06% at September 30, 2018 and December 31, 2017, respectively. This decrease is primarily the result of acquiring the SPF loans, which were not individually evaluated for impairment as a result of purchase accounting rules requiring the acquired loans to be marked to fair value at acquisition.

Hurricane Irma. The Company’s allowance for loan losses as of September 30, 2018 and December 31, 2017 was significantly impacted by Hurricane Irma which made initial landfall in the Florida Keys and a second landfall just south of Naples, Florida, as a Category 4 hurricane on September 10, 2017. Based on initial assessments of the potential credit impact and damage to the approximately $2.41 billion in legacy loans receivable we have in the disaster area, the Company established a $32.9 million storm-related provision for loan losses as of December 31, 2017. As of September 30, 2018, charge-offs of $2.5 million have been taken against the storm-related provision for loan losses. Due to the uncertainty that still exists as to the timing of the full recovery of the disaster area, we believe that the storm-related provision recorded as of September 30, 2018 is appropriate.

Charge-offs and Recoveries. Total charge-offs decreased to $2.5 million for the three months ended September 30, 2018, compared to $4.4 million for the same period in 2017. Total charge-offs decreased to $7.2 million for the nine months ended September 30, 2018, compared to $10.5 million for the same period in 2017. Total recoveries increased to $1.2 million for the three months ended September 30, 2018, compared to $883,000 for the same period in 2017. Total recoveries remained flat at $2.8 million for the nine months ended September 30, 2018 and 2017. For the three months ended September 30, 2018, net charge-offs were $849,000 for Arkansas, $470,000 for Florida, $6,000 for Alabama and zero for SPF and Centennial CFG, equaling a net charge-off position of $1.3 million. For the nine months ended September 30, 2018, net charge-offs were $2.8 million for Arkansas, $1.5 million for Florida, $123,000 for Alabama and zero for SPF and Centennial CFG, equaling a net charge-off position of $4.4 million. While the 2018 charge-offs and recoveries consisted of many relationships, there were no individual relationships consisting of charge-offs greater than $1.0 million.

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

Table 13 shows the allowance for loan losses, charge-offs and recoveries as of and for the three and nine-month periods ended September 30, 2018 and 2017.

Table 13: Analysis of Allowance for Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$111,516	$80,138	$110,266	$80,002
Loans charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	144	796	981	2,324
Construction/land development	337	182	399	508
Agricultural	—	—	—	127
Residential real estate loans:
Residential 1-4 family	608	309	2,339	2,512
Multifamily residential	—	—	—	85

Total real estate	1,089	1,287	3,719	5,556
Consumer	15	14	73	158
Commercial and industrial	744	2,280	1,816	3,059
Agricultural	—	—	—	—
Other	653	843	1,565	1,762

Total loans charged off	2,501	4,424	7,173	10,535

Recoveries of loans previously charged off
Real estate:
Commercial real estate loans:
Non-farm/non-residential	195	278	383	988
Construction/land development	90	85	209	312
Agricultural	—	—	—	—
Residential real estate loans:
Residential 1-4 family	307	188	801	430
Multifamily residential	2	38	43	50

Total real estate	594	589	1,436	1,780
Consumer	108	25	168	91
Commercial and industrial	251	140	568	392
Agricultural	—	—	—	—
Other	223	129	604	566

Total recoveries	1,176	883	2,776	2,829

Net loans charged off (recovered)	1,325	3,541	4,397	7,706
Provision for loan losses	—	35,023	4,322	39,324

Balance, September 30	$110,191	$111,620	$110,191	$111,620

Net charge-offs (recoveries) to average loans receivable	0.05%	0.18%	0.06%	0.13%
Allowance for loan losses to total loans	1.02	1.09	1.02	1.09
Allowance for loan losses to net charge-offs (recoveries)	2,096	795	1,874	1,083

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

The changes for the period ended September 30, 2018 and the year ended December 31, 2017 in the allocation of the allowance for loan losses for the individual types of loans are primarily associated with changes in the ASC 310 calculations, both individual and aggregate, and changes in the ASC 450 calculations. These calculations are affected by changes in individual loan impairments, changes in asset quality, net charge-offs during the period and normal changes in the outstanding loan portfolio, as well any changes to the general allocation factors due to changes within the actual characteristics of the loan portfolio.

Table 14 presents the allocation of allowance for loan losses as of September 30, 2018 and December 31, 2017.

Table 14: Allocation of Allowance for Loan Losses

	As of September 30, 2018		As of December 31, 2017
	Allowance Amount	% of loans (1)	Allowance Amount	% of loans (1)
	(Dollars in thousands)
Real estate:
Commercial real estate loans:
Non-farm/non-residential	$44,350	43.3%	$42,893	44.5%
Construction/land development	19,014	14.3	20,343	16.4
Agricultural	1,003	0.7	1,046	0.8
Residential real estate loans:
Residential 1-4 family	19,606	18.3	21,370	19.1
Multifamily residential	4,493	5.6	3,136	4.3

Total real estate	88,466	82.2	88,788	85.1
Consumer	632	4.0	462	0.4
Commercial and industrial	13,777	12.0	15,292	12.6
Agricultural	2,854	0.5	2,692	0.5
Other	174	1.3	180	1.4
Unallocated	4,288	—	2,852	—

Total allowance for loan losses	$110,191	100.0%	$110,266	100.0%

(1)	Percentage of loans in each category to total loans receivable.

Investment Securities

Our securities portfolio is the second largest component of earning assets and provides a significant source of revenue. Securities within the portfolio are classified as held-to-maturity, available-for-sale, or trading based on the intent and objective of the investment and the ability to hold to maturity. Fair values of securities are based on quoted market prices where available. If quoted market prices are not available, estimated fair values are based on quoted market prices of comparable securities. The estimated effective duration of our securities portfolio was 3.3 years as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, we had $199.3 million and $224.8 million of held-to-maturity securities, respectively. Of the $199.3 million of held-to-maturity securities as of September 30, 2018, $3.6 million were invested in U.S. Government-sponsored enterprises, $60.4 million were invested in mortgage-backed securities and $135.3 million were invested in state and political subdivisions. Of the $224.8 million of held-to-maturity securities as of December 31, 2017, $5.8 million were invested in U.S. Government-sponsored enterprises, $73.6 million were invested in mortgage-backed securities and $145.4 million were invested in state and political subdivisions.

Securities available-for-sale are reported at fair value with unrealized holding gains and losses reported as a separate component of stockholders’ equity as other comprehensive income. Securities that are held as available-for-sale are used as a part of our asset/liability management strategy. Securities that may be sold in response to interest rate changes, changes in prepayment risk, the need to increase regulatory capital, and other similar factors are classified as available-for-sale. Available-for-sale securities were $1.74 billion and $1.66 billion as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, $981.9 million, or 56.3%, of our available-for-sale securities were invested in mortgage-backed securities, compared to $971.4 million, or 58.4%, of our available-for-sale securities as of December 31, 2017. To reduce our income tax burden, $306.2 million, or 17.6%, of our available-for-sale securities portfolio as of September 30, 2018, was primarily invested in tax-exempt obligations of state and political subdivisions, compared to $250.3 million, or 15.0%, of our available-for-sale securities as of December 31, 2017. Also, we had approximately $419.9 million, or 24.1%, invested in obligations of U.S. Government-sponsored enterprises as of September 30, 2018, compared to $406.3 million, or 24.4%, of our available-for-sale securities as of December 31, 2017.

Certain investment securities are valued at less than their historical cost. These declines are primarily the result of the rate for these investments yielding less than current market rates. Based on evaluation of available evidence, we believe the declines in fair value for these securities are temporary. It is our intent to hold these securities to recovery. Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced, and the resulting loss recognized in net income in the period the other than temporary impairment is identified.

See Note 3 “Investment Securities” in the Condensed Notes to Consolidated Financial Statements for the carrying value and fair value of investment securities.

Deposits

Our deposits averaged $10.58 billion and $10.48 billion for the three and nine-month periods ended September 30, 2018. Total deposits were $10.62 billion as of September 30, 2018, and $10.39 billion as of December 31, 2017. Deposits are our primary source of funds. We offer a variety of products designed to attract and retain deposit customers. Those products consist of checking accounts, regular savings deposits, NOW accounts, money market accounts and certificates of deposit. Deposits are gathered from individuals, partnerships and corporations in our market areas. In addition, we obtain deposits from state and local entities and, to a lesser extent, U.S. Government and other depository institutions.

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

Table 15 reflects the classification of the brokered deposits as of September 30, 2018 and December 31, 2017.

Table 15: Brokered Deposits

	September 30, 2018	December 31, 2017
	(In thousands)
Time Deposits	$84,943	$60,022
CDARS	109	53,588
Insured Cash Sweep and Other Transaction Accounts	506,540	915,060

Total Brokered Deposits	$591,592	$1,028,670

The Economic Growth, Regulatory Relief and Consumer Protection Act enacted in May 2018, provides that most reciprocal deposits are no longer treated as brokered deposits. As a result of this new law, our brokered deposits as of September 30, 2018 were approximately $421.3 million lower than they would otherwise have been.

The interest rates paid are competitively priced for each particular deposit product and structured to meet our funding requirements. We will continue to manage interest expense through deposit pricing. We may allow higher rate deposits to run off during periods of limited loan demand. We believe that additional funds can be attracted, and deposit growth can be realized through deposit pricing if we experience increased loan demand or other liquidity needs.

The Federal Reserve Board sets various benchmark rates, including the Federal Funds rate, and thereby influences the general market rates of interest, including the deposit and loan rates offered by financial institutions. The Federal Funds target rate, which is the cost to banks of immediately available overnight funds, has increased 75 basis points since December 31, 2017, and is currently at 2.00% to 2.25%.

Table 16 reflects the classification of the average deposits and the average rate paid on each deposit category, which are in excess of 10 percent of average total deposits, for the three and nine-month periods ended September 30, 2018 and 2017.

Table 16: Average Deposit Balances and Rates

	Three Months Ended September 30,
	2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,512,690	—%	$1,924,933	—%
Interest-bearing transaction accounts	5,758,161	1.05	3,973,270	0.56
Savings deposits	648,550	0.19	539,515	0.10
Time deposits:
$100,000 or more	1,183,503	1.63	989,697	0.89
Other time deposits	477,626	0.80	454,965	0.48

Total	$10,580,530	0.80%	$7,882,380	0.43%

	Nine Months Ended September 30,
	2018		2017
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing transaction accounts	$2,464,032	—%	$1,847,843	—%
Interest-bearing transaction accounts	5,767,190	0.91	3,792,388	0.46
Savings deposits	655,299	0.19	523,644	0.09
Time deposits:
$100,000 or more	1,101,628	1.40	949,493	0.82
Other time deposits	494,357	0.69	465,890	0.44

Total	$10,482,506	0.69%	$7,579,258	0.37%

Securities Sold Under Agreements to Repurchase

We enter into short-term purchases of securities under agreements to resell (resale agreements) and sales of securities under agreements to repurchase (repurchase agreements) of substantially identical securities. The amounts advanced under resale agreements and the amounts borrowed under repurchase agreements are carried on the balance sheet at the amount advanced. Interest incurred on repurchase agreements is reported as interest expense. Securities sold under agreements to repurchase decreased $5.6 million, or 3.8%, from $147.8 million as of December 31, 2017 to $142.1 million as of September 30, 2018.

FHLB Borrowed Funds

The Company’s FHLB borrowed funds, which are secured by our loan portfolio, were $1.36 billion and $1.30 billion at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $750.0 million and $609.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. The FHLB advances mature from the current year to 2033 with fixed interest rates ranging from 1.00% to 4.80% and are secured by loans and investments securities. Maturities of borrowings as of September 30, 2018 include: 2018 – $770.0 million; 2019 – $143.0 million; 2020 – $146.4 million; 2021 – zero; 2022 – zero; 2023 – zero; after 2023 – $300.4 million. Expected maturities will differ from contractual maturities because FHLB may have the right to call or HBI the right to prepay certain obligations. $300 million of the borrowings maturing after 2023 are callable by the FHLB within one year.

Subordinated Debentures

Subordinated debentures, which consist of subordinated debt securities and guaranteed payments on trust preferred securities, were $368.6 million as of September 30, 2018, and $367.8 million as of September 30, 2017.

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

Stockholders’ Equity

Stockholders’ equity was $2.34 billion at September 30, 2018 compared to $2.20 billion at December 31, 2017. The increase in stockholders’ equity is primarily associated with the $171.2 million increase in retained earnings for the first nine months of 2018 combined with the issuance of 1,250,000 shares of common stock with a value of $28.2 million as part of the acquisition of SPF, as well as 843,500 shares of restricted stock granted under HOMB $2.00. This was partially offset by $27.3 million of other comprehensive losses and the repurchase of $43.2 million of our common stock. The annualized improvement in stockholders’ equity for the first nine months of 2018, excluding the $28.2 million of common stock issued for the acquisition of SPF, was 6.6%. As of September 30, 2018 and December 31, 2017, our equity to asset ratio was 15.70% and 15.25%, respectively. Book value per share was $13.44 as of September 30, 2018, compared to $12.70 as of December 31, 2017, an 7.79% annualized increase.

Common Stock Cash Dividends. We declared cash dividends on our common stock of $0.12 per share and $0.11 per share for the three-month periods ended September 30, 2018 and 2017, respectively. The common stock dividend payout ratio for the three months ended September 30, 2018 and 2017 was 26.1% and 106.03%, respectively. The common stock dividend payout ratio for the nine months ended September 30, 2018 and 2017 was 25.8% and 36.93%, respectively. For the fourth quarter of 2018, the Board of Directors declared a regular $0.12 per share quarterly cash dividend payable December 5, 2018, to shareholders of record November 14, 2018.

Stock Repurchase Program. On February 21, 2018, the Company’s Board of Directors authorized the repurchase of up to an additional 5,000,000 shares of its common stock under the previously approved stock repurchase program, which brought the total amount of authorized shares to repurchase to approximately 14,752,000 shares. During the first nine months of 2018, the Company utilized a portion of this stock repurchase program. We repurchased a total of 1,214,080 shares with a weighted-average stock price of $23.18 per share during the third quarter of 2018. Shares repurchased under the program as of September 30, 2018 total 6,388,264 shares. The remaining balance available for repurchase was 8,363,736 shares at September 30, 2018.

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

Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. Management believes that, as of September 30, 2018 and December 31, 2017, we met all regulatory capital adequacy requirements to which we were subject.

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

Table 17 presents our risk-based capital ratios on a consolidated basis as of September 30, 2018 and December 31, 2017.

Table 17: Risk-Based Capital

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Tier 1 capital
Stockholders’ equity	$2,341,026	$2,204,291
Goodwill and core deposit intangibles, net	(1,002,434)	(966,890)
Unrealized (gain) loss on available-for-sale securities	30,721	3,421
Deferred tax assets	—	—

Total common equity Tier 1 capital	1,369,313	1,240,822
Qualifying trust preferred securities	70,805	70,698

Total Tier 1 capital	1,440,118	1,311,520

Tier 2 capital
Qualifying subordinated notes	297,791	297,332
Qualifying allowance for loan losses	110,191	110,266

Total Tier 2 capital	407,982	407,598

Total risk-based capital	$1,848,100	$1,719,118

Average total assets for leverage ratio	$13,878,497	$13,147,046

Risk weighted assets	$11,752,120	$11,424,963

Ratios at end of period
Common equity Tier 1 capital	11.65%	10.86%
Leverage ratio	10.38	9.98
Tier 1 risk-based capital	12.25	11.48
Total risk-based capital	15.73	15.05
Minimum guidelines – Basel III phase-in schedule
Common equity Tier 1 capital	6.38%	5.75%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	7.88	7.25
Total risk-based capital	9.88	9.25
Minimum guidelines – Basel III fully phased-in
Common equity Tier 1 capital	7.00%	7.00%
Leverage ratio	4.00	4.00
Tier 1 risk-based capital	8.50	8.50
Total risk-based capital	10.50	10.50
Well-capitalized guidelines
Common equity Tier 1 capital	6.50%	6.50%
Leverage ratio	5.00	5.00
Tier 1 risk-based capital	8.00	8.00
Total risk-based capital	10.00	10.00

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

The tables below present non-GAAP reconciliations of earnings, as adjusted, and diluted earnings per share, as adjusted as well as the non-GAAP computations of tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization, tangible equity to tangible assets and the efficiency ratio, as adjusted. The items used in these calculations are included in financial results presented in accordance with generally accepted accounting principles (“GAAP”).

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

In Table 18 below, we have provided a reconciliation of the non-GAAP calculation of the financial measure for the periods indicated.

Table 18: Earnings, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
GAAP net income available to common shareholders (A)	$80,284	$14,821	$229,373	$111,774
Adjustments:
Gain on acquisitions	—	—	—	(3,807)
Merger expenses	—	18,227	—	25,743
Hurricane expenses(2)	—	33,445	—	33,445

Total adjustments	—	51,672	—	55,381
Tax-effect of adjustments (1)	—	20,045	—	22,626

Adjustments after-tax (B)	—	31,627	—	32,755

Earnings, as adjusted (C)	$80,284	$46,448	$229,373	$144,529

Average diluted shares outstanding (D)	174,867	144,987	174,394	143,839
GAAP diluted earnings per share: A/D	$0.46	$0.10	$1.32	$0.78
Adjustments after-tax B/D	—	0.22	—	0.22

Diluted earnings per common share, as adjusted: C/D	$0.46	$0.32	$1.32	$1.00

(1)	Effective tax rate of 39.225%, adjusted for non-taxable gain on acquisition and non-deductible merger-related costs for the quarter ended September 30, 2017.
(2)	Hurricane expenses includes $32,889 of provision for loan losses and $556 of damage expense related to Hurricane Irma.

We had $1.00 billion, $977.3 million, and $980.1 million total goodwill, core deposit intangibles and other intangible assets as of September 30, 2018, December 31, 2017 and September 30, 2017, respectively. Because of our level of intangible assets and related amortization expenses, management believes tangible book value per share, return on average assets, return on average tangible equity excluding intangible amortization and tangible equity to tangible assets are useful in evaluating our company. These calculations, which are similar to the GAAP calculation of diluted earnings per share, tangible book value, return on average assets, return on average equity, and equity to assets, are presented in Tables 19 through 22, respectively.

Table 19: Tangible Book Value Per Share

	As of September 30, 2018	As of December 31, 2017
	(In thousands, except per share data)
Book value per share: A/B	$13.44	$12.70
Tangible book value per share: (A-C-D)/B	7.68	7.07

(A) Total equity	$2,341,026	$2,204,291
(B) Shares outstanding	174,135	173,633
(C) Goodwill	$958,408	$927,949
(D) Core deposit and other intangibles	44,484	49,351

Table 20: Return on Average Assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Return on average assets: A/I	2.14%	0.54%	2.12%	1.41%
Return on average assets excluding tax effect of TCJA (A-H)/I	1.78	0.54	1.77	1.41
Return on average assets excluding intangible amortization: (A+C)/(I-J)	2.33	0.59	2.31	1.49
Return on average assets excluding gain on acquisitions, merger expenses and hurricane expenses: (A+F)/I	2.14	1.70	2.12	1.82
Return on average assets excluding intangible amortization, provision for loan losses, gain on acquisitions, merger expenses, hurricane expenses and income taxes (ROA, as adjusted): (A+B+D+E+G)/(I-J)	3.07	2.94	3.09	3.14

(A) Net income	$80,284	$14,821	$229,373	$111,774
(B) Intangible amortization	1,617	906	4,867	2,576
(C) Intangible amortization after-tax	1,194	551	3,595	1,566
(D) Provision for loan losses excluding hurricane provision	$—	$2,134	$4,322	$6,435
(E) Total adjustments	—	51,672	—	55,381
(F) Adjustments after-tax	—	31,627	—	32,755
(G) Income tax expense excluding effect of tax rate change	25,350	7,536	73,630	63,192
(H) Tax effect of TCJA	13,395	—	37,952	—
(I) Average assets	14,880,931	10,853,559	14,475,630	10,617,917
(J) Average goodwill, core deposits & other intangible assets	1,001,843	462,799	984,639	440,465

Table 21: Return on Average Tangible Equity Excluding Intangible Amortization

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Return on average equity: A/E	13.74%	3.88%	13.56%	10.33%
Return on average equity excluding tax effect of TCJA (A-C)/E	11.45	—	11.32	—
Return on average tangible equity excluding intangible amortization: B/(E-F)	24.56	5.80	24.39	15.06
Return on average equity excluding gain on acquisitions, merger expenses and hurricane expenses: (A+D)/E	13.74	12.17	13.56	13.36

(A) Net income	$80,284	$14,821	$229,373	$111,774
(B) Earnings excluding intangible amortization	81,478	15,372	232,968	113,340
(C) Tax effect of TCJA	13,395	—	37,952	—
(D) Adjustments after tax	—	31,627	—	32,755
(E) Average equity	2,317,930	1,513,829	2,261,594	1,446,740
(F) Average goodwill, core deposits and other intangible assets	1,001,843	462,799	984,639	440,465

Table 22: Tangible Equity to Tangible Assets

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)
Equity to assets: B/A	15.70%	15.25%
Tangible equity to tangible assets: (B-C-D)/(A-C-D)	9.62	9.11

(A) Total assets	$14,912,738	$14,449,760
(B) Total equity	2,341,026	2,204,291
(C) Goodwill	958,408	927,949
(D) Core deposit and other intangibles	44,484	49,351

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

Table 23: Efficiency Ratio, As Adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net interest income (A)	$145,910	$106,769	$420,731	$318,936
Non-interest income (B)	25,847	21,457	79,325	72,344
Non-interest expense (C)	66,123	70,846	192,731	176,990
FTE Adjustment (D)	1,489	1,846	4,101	5,873
Amortization of intangibles (E)	1,617	906	4,867	2,576

Non-fundamental items:
Non-interest income:
Gain on acquisitions	$—	$—	$—	$3,807
Gain (loss) on OREO, net	836	335	2,287	849
Gain on sale of SBA loans	47	163	491	738
Gain (loss) on sale of branches, equipment and other assets, net	(102)	(1,337)	(95)	(962)
Gain (loss) on securities, net	—	136	—	939

Total non-fundamental non-interest income (F)	$781	$(703)	$2,683	$5,371

Non-interest expense:
Merger expenses	$—	$18,227	$—	$25,743
Hurricane damage expense	—	556	—	556
Other expense (1)	—	—	—	47

Total non-fundamental non-interest expense (G)	—	$18,783	—	$26,346

Efficiency ratio (reported): ((C-E)/(A+B+D))	37.23%	53.77%	37.26%	43.92%

Efficiency ratio, as adjusted (non-GAAP): ((C-E-G)/ (A+B+D-F))	37.40	39.12	37.46	37.79

(1)	Amount includes vacant properties write-downs.

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

Liquidity needs can be met from either assets or liabilities. On the asset side, our primary sources of liquidity include cash and due from banks, federal funds sold, available-for-sale investment securities and scheduled repayments and maturities of loans. We maintain adequate levels of cash and cash equivalents to meet our day-to-day needs. As of September 30, 2018, our cash and cash equivalents were $532.1 million, or 3.6% of total assets, compared to $635.9 million, or 4.4% of total assets, as of December 31, 2017. Our available-for-sale investment securities and federal funds sold were $1.74 billion and $1.69 billion as of September 30, 2018 and December 31, 2017, respectively.

As of September 30, 2018, our investment portfolio was comprised of approximately 67.7% or $1.32 billion of securities which mature in less than five years. As of September 30, 2018 and December 31, 2017, $1.17 billion and $1.18 billion, respectively, of securities were pledged as collateral for various public fund deposits and securities sold under agreements to repurchase.

On the liability side, our principal sources of liquidity are deposits, borrowed funds, and access to capital markets. Customer deposits are our largest sources of funds. As of September 30, 2018, our total deposits were $10.62 billion, or 71.2% of total assets, compared to $10.39 billion, or 71.9% of total assets, as of December 31, 2017. We attract our deposits primarily from individuals, business, and municipalities located in our market areas.

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

As of September 30, 2018 and December 31, 2017, we could have borrowed up to $301.0 million and $106.4 million, respectively, on a secured basis from the Federal Reserve, up to $50.0 million from First National Bankers’ Bank on an unsecured basis, and up to $45.0 million in the aggregate from other financial institutions on an unsecured basis. The unsecured lines may be terminated by the respective institutions at any time.

The lines of credit we maintain with the FHLB can provide us with both short-term and long-term forms of liquidity on a secured basis. FHLB borrowed funds were $1.36 billion and $1.30 billion at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, $750.0 million and $609.9 million of the outstanding balance were issued as short-term and long-term advances, respectively. At December 31, 2017, $525.0 million and $774.2 million of the outstanding balance were issued as short-term and long-term advances, respectively. Our unused FHLB borrowing availability was $2.55 billion and $1.96 billion as of September 30, 2018 and December 31, 2017, respectively.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over twelve months by 200 and 100 basis points, respectively. At September 30, 2018, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Table 24 presents our sensitivity to net interest income as of September 30, 2018.

Table 24: Sensitivity of Net Interest Income

Interest Rate Scenario	Percentage Change from Base
Up 200 basis points	6.21%
Up 100 basis points	3.14
Down 100 basis points	(5.20)
Down 200 basis points	(10.36)

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

Gap analysis attempts to capture the amounts and timing of balances exposed to changes in interest rates at a given point in time. As of September 30, 2018, our gap position was asset sensitive with a one-year cumulative repricing gap as a percentage of total earning assets of 3.7%.

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

Table 25 presents a summary of the repricing schedule of our interest-earning assets and interest-bearing liabilities (gap) as of September 30, 2018.

Table 25: Interest Rate Sensitivity

	Interest Rate Sensitivity Period
	0-30 Days	31-90 Days	91-180 Days	181-365 Days	1-2 Years	2-5 Years	Over 5 Years	Total
	(Dollars in thousands)
Earning assets
Interest-bearing deposits due from banks	$323,376	$—	$—	$—	$—	$—	$—	$323,376
Federal funds sold	500	—	—	—	—	—	—	500
Investment securities	298,914	78,759	69,288	112,483	176,612	482,712	724,928	1,943,696
Loans receivable	3,262,719	634,382	784,590	1,284,728	1,698,675	2,467,054	700,667	10,832,815

Total earning assets	3,885,509	713,141	853,878	1,397,211	1,875,287	2,949,766	1,425,595	13,100,387

Interest-bearing liabilities
Interest-bearing transaction and savings deposits	1,115,690	503,425	755,138	1,510,275	870,066	633,124	1,033,233	6,420,951
Time deposits	179,639	153,019	264,598	450,935	557,087	112,564	3,088	1,720,930
Securities sold under repurchase agreements	142,146	—	—	—	—	—	—	142,146
FHLB and other borrowed funds	401,178	371,099	24	444,329	143,752	3,469	—	1,363,851
Subordinated debentures	70,805	—	—	—	—	297,791	—	368,596

Total interest-bearing liabilities	1,909,458	1,027,543	1,019,760	2,405,539	1,570,905	1,046,948	1,036,321	10,016,474

Interest rate sensitivity gap	$1,976,051	$(314,402)	$(165,882)	$(1,008,321)	$304,382	$1,902,818	$389,274	$3,083,913

Cumulative interest rate sensitivity gap	$1,976,051	$1,661,649	$1,495,767	$487,439	$791,821	$2,694,639	$3,083,913
Cumulative rate sensitive assets to rate sensitive liabilities	203.5%	156.6%	137.8%	107.7%	110.0%	130.0%	130.8%
Cumulative gap as a % of total earning assets	15.1%	12.7%	11.4%	3.7%	6.0%	20.6%	23.5%

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2018, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2018, the Company utilized a portion of its stock repurchase program last amended and approved by the Board of Directors on February 21, 2018. This program authorized the repurchase of 14,752,000 shares of the Company’s common stock. The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Number of Shares Purchased	Average Price Paid Per Share Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2018	541,700	$23.02	541,700	9,036,116
August 1 through August 31, 2018	565,544	23.39	565,544	8,470,572
September 1 through September 30, 2018	106,836	22.82	106,836	8,363,736

Total	1,214,080	23.18	1,214,080

(1)	The above described stock repurchase program has no expiration date.

Item 3:    Defaults Upon Senior Securities

Not applicable.

Item 4:    Mine Safety Disclosures

Not applicable.

Item 5:    Other Information

Not applicable.

Item 6:    Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.2	Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.2 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

Exhibit No.

3.3	Second Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.3 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.4	Third Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.4 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

3.5	Fourth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed on August 8, 2007)

3.6	Fifth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-3 (File No. 333-157165))

3.7	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, filed with the Secretary of State of the State of Arkansas on January 14, 2009 (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on January 21, 2009)

3.8	Seventh Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares’s Current Report on Form 8-K, filed on April 19, 2013)

3.9	Eighth Amendment to the Restated Articles of Incorporation of Home BancShares, Inc. (incorporated by reference to Exhibit 3.1 of Home BancShares Current Report on Form 8-K filed on April 22, 2016)

3.10	Restated Bylaws of Home BancShares, Inc. (incorporated by reference to Exhibit 3.5 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.1	Specimen Stock Certificate representing Home BancShares, Inc. Common Stock (incorporated by reference to Exhibit 4.6 of Home BancShares’s registration statement on Form S-1 (File No. 333-132427), as amended)

4.2	Instruments defining the rights of security holders including indentures. Home BancShares hereby agrees to furnish to the SEC upon request copies of instruments defining the rights of holders of long-term debt of Home BancShares and its consolidated subsidiaries. No issuance of debt exceeds ten percent of the assets of Home BancShares and its subsidiaries on a consolidated basis.

10.1	Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on March 30, 2012)

10.2	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, filed on August 6, 2015)

10.3	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 22, 2016)

10.4	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.1 of Home BancShares’s Current Report on Form 8-K filed on April 20, 2018)

10.5	Amendment to Amended and Restated 2006 Stock Option and Performance Incentive Plan of Home BancShares, Inc. (incorporated by reference to Exhibit 10.5 of Home BancShares’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 7, 2018)

12.1	Computation of Ratios of Earnings to Fixed Charges*

15	Awareness of Independent Registered Public Accounting Firm*

31.1	CEO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

31.2	CFO Certification Pursuant Rule 13a-14(a)/15d-14(a)*

Exhibit No.

32.1	CEO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

32.2	CFO Certification Pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes – Oxley Act of 2002*

99.1	Asset Purchase Agreement by and among Home BancShares, Inc., Centennial Bank, and Union Bank & Trust, dated June 29, 2018 (incorporated by reference to Exhibit 99.3 of Home BancShares’s Current Report on Form 8-K filed on July 6, 2018)

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOME BANCSHARES, INC.

(Registrant)

Date: November 5, 2018	/s/ C. Randall Sims
C. Randall Sims, Chief Executive Officer

Date: November 5, 2018	/s/ Brian S. Davis
Brian S. Davis, Chief Financial Officer

Date: November 5, 2018	/s/ Jennifer C. Floyd
Jennifer C. Floyd, Chief Accounting Officer